Form 10-Q
period 2006-09-30
ICF International, Inc.
filed 2006-11-14
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-33045

ICF International, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	22-3661438
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9300 Lee Highway, Fairfax, VA	22031
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 934-3000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☐  Yes     ☒   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer or large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐   Large accelerated filer                     ☐   Accelerated filer                     ☒   Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐  Yes     ☒   No

As of October 27, 2006, there were 13,819,096 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

i

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

Assets

	September 30, 2006 (Unaudited)	December 31, 2005
Current assets:
Cash and cash equivalents	$1,595	$499
Contract receivables, net	70,823	52,871
Due from underwriters	40,839	—
Prepaid expenses and other	2,052	1,549
Deferred income taxes	4,871	2,342

Total current assets	120,180	57,261

Total property and equipment, net	4,916	3,984
Other assets:
Goodwill	83,572	81,182
Other Intangible Assets	3,064	4,127
Restricted cash	3,661	3,500
Other Assets	1,361	1,070

Total assets	$216,754	$151,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	September 30, 2006 (Unaudited)	December 31, 2005
Current liabilities:
Accounts payable	$15,035	$7,062
Accrued expenses	34,819	8,271
Accrued salaries and benefits	21,448	10,201
Deferred revenue	14,448	6,396
Current portion of long term debt	12,100	6,767
Income taxes payable	1,974	423

Total current liabilities	99,824	39,120

Long-term liabilities:
Long term debt, net of current portion	13,567	54,205
Deferred rent	1,617	1,568
Deferred income taxes	2,680	2,730
Other	3,177	598
Total liabilities	120,865	98,221

Commitments and contingencies
Stockholders’ equity:
Common stock, par value $0.001 per share; 70,000,000 and 20,000,000 shares authorized; 13,174,997 and 9,300,685 shares issued; and 13,116,619 and 9,164,157 shares outstanding as of September 30, 2006 and December 31, 2005, respectively	13	9
Additional paid-in capital	90,224	50,909
Treasury stock, at cost	(428)	(918)
Accumulated other comprehensive income	163	208
Stockholder notes receivable	(578)	(1,139)
Retained earnings	6,495	3,834

Total stockholders’ equity	95,889	52,903

Total liabilities and stockholders’ equity	$216,754	$151,124

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Revenue	$107,801	$42,151	$217,394	$125,436
Operating costs and expenses:
Direct costs	73,213	25,465	139,675	74,880
Indirect and selling expenses	27,299	14,258	67,160	41,774
Depreciation and amortization	949	721	2,615	2,394

Total operating costs and expenses	101,461	40,444	209,450	119,048

Operating income	6,340	1,707	7,944	6,388
Interest expense, net	(1,181)	(628)	(3,346)	(1,838)
Other income (expense)	290	1,320	290	1,320

Income before taxes	5,449	2,399	4,888	5,870
Provision for income taxes	2,476	1,150	2,227	2,816

Net income	$2,973	$1,249	$2,661	$3,054

Earnings per share:
Basic	$0.32	$0.14	$0.29	$0.33

Diluted	$0.28	$0.13	$0.26	$0.32

Weighted-average shares:
Basic	9,334	9,195	9,242	9,174

Diluted	10,475	9,532	10,383	9,512

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2006	2005
Cash flows from operating activities:
Net income	$2,661	$3,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,615	2,394
Non-cash compensation	556	—
Accrued interest on stockholder notes	(47)	(39)
Abandonment of leased space	4,012	—
Loss on disposal of fixed assets	184	38
Deferred income taxes	(2,579)	—
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable	(18,101)	(3,628)
Prepaid expenses and other	(511)	(515)
Accounts payable	7,973	54
Accrued expenses	21,612	(401)
Accrued salaries and benefits	11,247	(407)
Deferred revenue	8,052	465
Income tax payable	1,551	(1,179)
Deferred rent	(53)	81

Net cash provided by (used in) operating activities	39,172	(83)

Cash flows from investing activities:
Capital expenditures	(2,455)	(703)
Payments received on notes receivable	—	450
Payments for trademark application	(42)	—
Capitalized software development costs	(217)	—
Acquisition of Synergy, Inc., net of cash acquired	—	(18,541)
Acquisition of Caliber Associates, Inc., net of cash acquired	102	—

Net cash used in investing activities	(2,612)	(18,794)

Cash flows from financing activities:
Payments on notes payable	(3,967)	(3,333)
Proceeds from notes payable	—	18,647
Net borrowings from working capital facilities	(31,338)	2,877
Restricted cash	(161)	—
Debt issue costs	(235)	(323)
Exercise of options/warrants	148	—
Tax benefits of stock option exercises	12	—
Prepaid offering costs	(931)	—
Net payments for stockholder issuances and buybacks	300	251
Payments received on stockholder notes	753	49

Net cash (used in) provided by financing activities	(35,419)	18,168
Effect of exchange rate on cash	(45)	19

Net decrease in cash and cash equivalents	(1,096)	(690)
Cash and cash equivalents, beginning of period	499	797

Cash and cash equivalents, end of period	$1,595	$107

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$3,476	$1,617

Income taxes	$3,294	$4,087

Non-cash financing activities:
Amount due from underwriter for initial public offering	40,839
Unpaid stock issuance costs from IPO previously included in prepaid expenses and other assets	(1,261)

Accrual of net proceeds from IPO excluding prepaid offering costs	39,578

The accompanying notes are an integral part of these condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The financial statements as of September 30, 2006 and for the three months and nine months ended September 30, 2005 and September 30, 2006 have been prepared by ICF International, Inc. without an audit and in accordance with accounting principles generally accepted in the United States (US GAAP) and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not contain all of the information and footnotes required by US GAAP for complete financial statements. All disclosures as of September 30, 2006 and for the three months and nine months ended September 30, 2005 and September 30, 2006 presented in the notes to the financial statements are unaudited. In the opinion of management, all adjustments (which include only normal recurring adjustments) considered necessary to present fairly the financial condition as of September 30, 2006 and results of operations for the three months and nine months ended September 30, 2005 and September 30, 2006 and cash flows for the nine months ended September 30, 2005 and September 30, 2006 have been made. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the full year ending December 31, 2006. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2005 and the notes thereto included in the Company’s Prospectus, filed with the Securities and Exchange Commission (SEC) on September 28, 2006 pursuant to Rule 424(b) of the Securities Act of 1933, as amended.

Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (ICFI) and its subsidiaries (collectively, the “Company”). The Company provides management, technology, and policy professional services in the areas of homeland security and defense, energy, environment and infrastructure, and health, human services and social programs. The Company’s major clients are the State of Louisiana and United States (U.S.) government agencies, especially the Department of Defense, the Environmental Protection Agency, Department of Homeland Security, Department of Justice, Department of Health and Human Services, and Department of Transportation; commercial entities, particularly electric and gas utilities and other energy market participants; and other government organizations throughout the United States and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with 15 primary domestic regional offices and international offices in Brazil, Canada, India, Russia, and the United Kingdom.

On September 27, 2006, our registration statement relating to the initial public offering of 4,670,000 shares of our common stock was declared effective by the SEC, and trading commenced on the NASDAQ Global Select Market on September 28, 2006. The Company completed the initial public offering of its common stock on October 3, 2006. In connection with this offering, the Company issued 3,659,448 shares of common stock at an offering price of $12 per share. On October 23, 2006, in accordance with the terms of its agreement with the underwriters of the initial public offering, the Company sold an additional 700,500 shares at $12 per share, representing a full exercise of the underwriters’ over-allotment option. Including the over-allotment option, the Company issued a total of 4,359,948 shares of its common stock in its initial public offering. Total proceeds received from the initial public offering, including exercise of the over-allotment allocation, were $48.7 million, net of underwriters’ discount and prior to the payment of offering costs of $2.2 million. On September 30, 2006, we recorded an amount due from underwriters of $40.8 million for the proceeds from the initial public offering, less our portion of the underwriting discount. The amount due from the underwriters’ was received on October 3, 2006. We also recorded a net increase in common stock and additional paid-in capital of approximately $38.6 million to record the proceeds from the initial public offering, net of our portion of the underwriters’ discount and other expenses associated with offering.

Prior to and in connection with the closing of the initial public offering, on September 26, 2006, the Company increased the amount of authorized common shares from 20,000,000 shares to 70,000,000 shares and changed the par value of common stock from $.01 per share to $.001 per share.

Segment

The Company has concluded that it operates in one segment based upon the information used by our chief operating decision-makers in evaluating the performance of its business and allocating resources. Our single segment represents the Company’s core business, professional services primarily for federal government clients. Although the Company describes multiple service offerings to four

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

markets to provide a better understanding of the Company’s business operations, the Company does not manage its business or allocate resources based upon those service offerings or markets.

Note 2. Summary of Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured.

The Company’s contracts with clients are either cost-type, time-and-materials, or fixed-price contracts or a combination of these. Revenues under cost-type contracts are recognized as costs are incurred. Applicable estimated profits are included in earnings in the proportion that incurred costs bear to total estimated costs. Incentives, award fees, or penalties related to performance are also considered in estimating revenues and profit rates based on actual and anticipated awards. Revenues for time-and-materials contracts are recorded on the basis of allowable labor hours worked, multiplied by the contract-defined billing rates, plus the costs of other items used in the performance of the contract. Profits on time-and-materials contracts result from the difference between the cost of services performed and the contract-defined billing rates for these services.

Service revenue for fixed-price contracts is recognized when earned, generally as work is performed in accordance with the provisions of the SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Services performed vary from contract to contract and are not uniformly performed over the term of the arrangement. Revenues on most fixed-price contracts are recorded based on contract costs incurred to date compared with total estimated costs at completion on a task or work order basis. Performance is based on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Customers are obligated to pay as services are performed, and in the event that an agency of the federal government cancels the contract, payment for services performed through the date of cancellation is negotiated with the client. Revenues under certain other fixed-price contracts are recognized ratably over the contract period.

Revenue recognition requires judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of the Company’s contracts, the estimation of revenue and costs can be complicated and is subject to many variables. Contract costs include labor, subcontracting costs, and other direct costs, as well as allocation of allowable indirect costs. Assumptions have to be made regarding the length of time to complete the contract because costs also include expected increases in wages, prices for subcontractors, and other direct costs. From time to time, facts develop that require the Company to revise its estimated total costs and revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. Provision for the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated.

Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract including deliverables, timetables, and incurrence of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the revenue recognition criteria are met. Reimbursements of out-of-pocket expenses are included in revenues with corresponding costs incurred by the Company included in cost of revenues.

From time to time, the Company may proceed with work based on client commitment prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can reliably be estimated and realization is probable.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes our historical contract mix, measured as a percentage of total revenue, for the periods indicated:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2006	2005	2006	2005
Time-and-materials	43%	40%	43%	42%
Cost-based	15%	37%	24%	35%
Fixed-price	42%	23%	33%	23%
Total	100%	100%	100%	100%

Payments to the Company on cost-type contracts with the U.S. government are provisional payments subject to adjustment upon audit by the government. Such audits have been finalized through December 31, 2003. Contract revenue for subsequent periods has been recorded in amounts that are expected to be realized upon final audit and settlement of costs in those years.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed annually (or more frequently if impairment indicators arise) for impairment in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and be reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets.

Long-Lived Assets

The Company follows the provisions of SFAS No. 144 in accounting for impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

Note 3. Accounting for Stock-Based Compensation:

Stock Incentive Plans

On June 25, 1999, the Company adopted the ICF Consulting Group, Inc. Management Stock Option Plan (the 1999 Plan). The 1999 Plan provides for the granting of straight and incentive awards to employees of the Company to purchase shares of the Company’s common stock. A total of 1,334,027 shares of common stock was reserved for issuance under the 1999 Plan. In May 2002, the Company amended the 1999 Plan to reserve an additional 238,313 shares for issuance. The exercise price for straight awards granted under the 1999 Plan shall not be less than $5.00 per share. The option price for incentive awards granted under the 1999 Plan was determined by the Compensation Distribution Committee of the Board of Directors based upon the fair market value of the Company’s common stock on the date of grant. Awards are no longer being made under the 1999 Plan, and the 1999 Plan will expire in June 2009.

Effective with the Company’s initial public offering of stock in September 2006, a new long-term equity incentive plan (the 2006 Plan) was adopted. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards, including restricted stock units. Under the 2006 Plan, the Company may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of the Company’s fiscal years beginning in 2007, equal to the lesser of 3% of the number of outstanding shares of common stock or an amount determined by the Board of Directors. Persons eligible to participate in the 2006 Plan include all officers and key employees of the Company as determined by the compensation committee of the Board of Directors and all non-employee directors.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Stock-Based Compensation Plan

Prior to January 1, 2006, as permitted under SFAS 123, Accounting for Stock-Based Compensation, the Company accounted for its stock-based compensation plan using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

On December 26, 2005, the Board of Directors approved resolutions to accelerate the vesting of all outstanding unvested options previously awarded to employees and officers of the Company effective December 30, 2005. Options to purchase 774,450 shares of stock with exercise prices ranging from $5.00 to $9.05 were accelerated. The majority of these options were performance-based and subject to variable plan accounting under APB Opinion No. 25. Because the Company never attained the performance objectives, a measurement date had yet to be established for the performance-based options. The option agreements also provide for full vesting upon a “change of control” event. Such an event would trigger a measurement date under APB Opinion No. 25 and the recording of compensation expense. The acceleration of the vesting of these options resulted in the Company recording a non-cash stock compensation expense of approximately $2.1 million in the last quarter of the year ended December 31, 2005, using the intrinsic value method.

Historically, as a private company, the Company has disclosed pro forma SFAS No. 123 information using the minimum value method, which, in accordance with SFAS No. 123(R), is no longer presented.

Implementation of FASB 123(R)

In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004) (SFAS No. 123(R)), Share-Based Payment, which requires that compensation costs related to share-based payment transactions be recognized in financial statements. SFAS No. 123(R) eliminates the alternative to use the intrinsic method of accounting provided for in APB Opinion No. 25, which generally resulted in no compensation expense recorded in the financial statements related to the grant of stock options to employees if certain conditions were met.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the prospective method. Under this method, compensation costs for all awards granted after the date of adoption and modifications of any previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the performance period during which an employee provides service in exchange for the award.

In accordance with SFAS No. 123(R), for the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled approximately $12,000 for the nine months ended September 30, 2006. There was no excess tax benefit for the nine months ended September 30, 2005.

In adopting SFAS No. 123(R), companies must choose among alternative valuation models and amortization assumptions. The Company has elected to use the Black-Scholes-Merton option pricing model to value any options granted and to amortize compensation expense relating to share based payments on a straight-line basis over the requisite service period. The Company will reconsider use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

The following assumptions were used for option grants made during the nine months ended September 30, 2006:

Expected Volatility. The options granted by the Company through September 30, 2006 were granted prior to the Company being publicly traded. Accordingly, there was no history of share prices determined on the open market, and the expected volatility of the Company’s shares was estimated based upon analyzing volatilities of similar public companies. The expected volatility factor used in valuing options granted during the nine months ended September 30, 2006 was 36%.

Expected Term. The Company has virtually no history of employee exercise behavior. The expected term of five years was estimated by considering the contractual terms of the grants, vesting schedules, employee forfeitures, and expected terms of option grants by similar public companies.

Risk-Free Interest Rate. The Company bases the risk-free interest rates used in the Black-Scholes-Merton valuation method on implied interest rates for U.S. Treasury securities with terms consistent with the expected terms of the stock options. The range of risk-free interest rates used in valuing options granted during the nine months ended September 30, 2006 was from 4.3% to 4.99%.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Dividend Yield. The Black-Scholes-Merton valuation model calls for a single expected dividend yield as an input. The Company has not paid dividends in the past nor does it expect to pay dividends in the future. The Company therefore used a dividend yield percentage of zero.

The Company also has made awards of restricted stock and restricted stock units to employees and directors. These awards are valued based on the fair value of a share of stock on the date of grant and are expensed on a straight-line basis over the vesting period of the award.

The Company recognized stock-based compensation expense of $556,038 in the nine months ended September 30, 2006, which is included in indirect and selling expenses. Net income for the nine months ended September 30, 2006 also reflects income tax benefits relating to this expense of $219,913. There was no stock-based compensation expense in the nine months ended September 30, 2005.

As of September 30, 2006, there was approximately $3.8 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. These unrecognized compensation costs are expected to be recognized over a three to five-year period on a straight-line basis.

Stock Options

All stock options granted to date have been under the 1999 Plan.

During the nine months ended September 30, 2006, the Company granted stock options to purchase 78,780 shares of the Company’s common stock at an exercise price of $9.05 per share, the estimated fair value of the stock on the date of grant. The Black-Scholes-Merton weighted average fair value of the options granted during the nine months ended September 30, 2006 was $3.60 per share. These options expire in ten years and vest upon the attainment of certain levels of operating income or upon certain events, including an initial public offering. The Company expensed the value of these option grants over the period of time from the date of award to the date of the initial public offering, when they fully vested.

The intrinsic value of the options outstanding and exercisable at September 30, 2006 was approximately $10.3 million. The intrinsic value of options exercised during the nine months ended September 30, 2006 was approximately $56,000.

The following table depicts stock option activity under the 1999 Plan for the nine months ended September 30, 2006:

	Options Outstanding
	Options Available for Grant	Shares	Weighted- Average Exercise Price
As of December 31, 2005	55,101	1,517,239	$5.85

Options granted in 2006	78,780	78,780	$9.05
Options forfeited or cancelled	31,337	31,337	6.32
Options exercised	—	22,500	6.55

As of September 30, 2006	7,658	1,542,182	$6.00

Prior to January 1, 2006, the fair value of each option grant was established on the date of grant using the minimum value method, as prescribed by SFAS No. 123.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

The following table summarizes additional information about stock options outstanding as of September 30, 2006:

Range of Exercise Prices	Options Outstanding			Options Exercisable
	Number of Options	Weighted- Average Remaining Contractual Life (Years)	Weighted- Average Exercise Price	Number of Options	Weighted- Average Exercise Price
$5.00-9.05	1,542,182	5.71	$6.00	1,542,182	$6.00

Restricted Stock and Restricted Stock Units

Pursuant to the 2006 Plan, the Company issued 139,583 shares of restricted stock to certain key employees and directors on September 28, 2006, the date of the initial public offering of stock. Of these shares, 9,583 vest over a five year period and 130,000 vest over three years. The Company also awarded 190,500 restricted stock units to employees on September 28 and 29, 2006. One-third of each restricted stock unit vests after two years and the remaining two-thirds vest after three years. Upon vesting, the employee is issued one share of stock for each restricted stock unit he or she holds. Both restricted stock and restricted stock units were valued based on the grant date value of a share of common stock. The weighted average grant date fair value of the restricted stock and the restricted stock units was $12.03 per share.

Additionally, the Company awarded 16,500 and 12,500 shares of restricted stock in September 2005 and July 2006, respectively, to certain key employees. These shares vested upon the completion of the Company’s initial public offering and were expensed in the nine months ended September 30, 2006 based on the grant date fair value of $9.05 per share.

Warrants

On June 25, 1999, the Company issued warrants to purchase, subject to certain conditions, 20.074028 Class B shares in ICF Consulting Group, Inc. with each Class B share immediately convertible into 15,452.07 shares of common stock of the Company (and all of the Class B shares convertible into 310,185.286 shares of the Company). In 2003, warrants for 16.6582172 Class B shares in ICF Consulting Group, Inc. (convertible into 25,7403.9382496 shares of common stock of the Company) were repurchased, and the remaining warrants for 3.4158108 Class B shares in ICF Consulting Group, Inc. (convertible into 52,781.35 shares of common stock of the Company) were exercised in the third quarter of 2006. Therefore, no warrants are outstanding as of September 30, 2006.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Note 4. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing reported net income by the weighted-average number of shares and warrants outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and restricted stock units. The dilutive effect of stock options for each period reported is summarized below:

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2006	2005	2006	2005
Basic weighted-average shares outstanding	9,334	9,195	9,242	9,174
Effect of potential exercise of stock options, restricted stock, and restricted stock units	1,141	337	1,141	338
Diluted weighted-average shares outstanding	10,475	9,532	10,383	9,512

Note 5. Acquisitions

Caliber Associates, Inc.

Effective October 1, 2005, the Company acquired 100 percent of the outstanding common shares of Caliber Associates, Inc. (Caliber), which was formerly 100 percent owned by an Employee Stock Ownership Plan (ESOP) created in 2001. Caliber provides research and consulting services in the areas of human services programs and policies.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations. The initial aggregate purchase price was approximately $20.7 million, including $19.4 million of cash and $1.3 million of transaction expenses. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $17.7 million. In February 2006, the Company obtained an independent valuation to assist management in the purchase price allocation. The independent valuation was used by the Company to allocate approximately $13.8 million to goodwill and $3.9 million to intangible assets. The intangible assets consist of customer-related intangibles, developed technology and non-compete agreement in the amounts of $2.6 million, $0.5 million, and $0.8 million, respectively. The customer-related intangibles, developed technology and non-compete agreement are being amortized over 48 months, 24 months, and 48 months, respectively. Neither the goodwill, nor the amortization of intangibles, is deductible for tax purposes. In addition to the initial consideration, the purchase agreement provides for additional cash payments of approximately $3.5 million over two years following closing, contingent upon the attainment of certain performance criteria. The additional payments were placed in escrow and classified as restricted cash. As of September 30, 2006, it is estimated that additional payments will approximate $2.4 million. The estimated additional payments have been recorded as goodwill. The results of operations for Caliber are included in the Company’s statement of operations since October 1, 2005.

Note 6. Contract Receivables

Contract receivables consist of the following (in thousands of dollars):

	Sept 30, 2006	Dec 31, 2005
Billed	$49,152	$45,316
Unbilled	23,021	9,539
Allowance for doubtful accounts	(1,350)	(1,984)
Contract receivables, net	$70,823	$52,871

Contract receivables, net of the established allowance, are stated at amounts expected to be realized in future periods. Unbilled receivables result from revenue that has been earned in advance of billing. The unbilled receivables can be invoiced at contractually defined intervals or milestones, as well as upon completion of the contract or U.S. government cost audits. The Company anticipates that the majority of unbilled receivables will be substantially billed and collected within one year. Contract receivables are classified as current assets in accordance with industry practice.

The allowance for doubtful accounts is determined based upon management’s best estimate of potentially uncollectible contract receivables. The factors that influence management’s estimate include historical experience and management’s expectations of future

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

losses on a contract by contract basis. The Company writes off contract receivables when such amounts are determined to be uncollectible. Losses have historically been within management’s expectations.

Note 7. Commitments and Contingencies

Litigation and Claims

Various lawsuits and claims and contingent liabilities arise in the ordinary course of the Company’s business. The ultimate disposition of certain of these contingencies is not determinable at this time. The Company’s management believes there are no current outstanding matters that will materially affect the Company’s financial position or results of operations.

Note 8. Abandonment of Space

In the second quarter of 2006, the Company recorded a $4.3 million pre-tax charge for the abandonment of leased facilities in San Francisco, California and Lexington, Massachusetts, as further described below. In the third quarter of 2006, the Company recorded an additional charge of $0.2 million due to a change in the estimate of anticipated sublease income.

On April 14, 2006, the Company decided to abandon, effective June 30, 2006, its San Francisco, California leased facility and relocate its staff there to other space. The San Francisco lease obligation expires in July 2010 and covers 12,000 square feet, at an annual rate of $79 per square foot plus operating expenses. Management believes, based upon consultation with its leasing consultants, that the current market for similar space is substantially below this cost. The Company recognized $3.5 million and $0.1 million pre-tax charges during the second and third quarters of 2006, respectively, which is included in indirect and selling expenses, primarily for rent expense and the disposal of leasehold improvements, associated with the abandonment of the San Francisco facility.

In addition, on April 14, 2006, the Company decided to abandon a portion of its Lexington, Massachusetts leased facility that it has been unable to sublease. The lease for the abandoned space expires in June 2012, and the abandoned space covers approximately 6,000 square feet. The Company recognized $0.8 million and $0.1 million pre-tax charges during the second and third quarters of 2006, respectively, which is included in indirect and selling expenses, for costs, primarily for rent expense, associated with the abandonment of this Lexington, Massachusetts facility.

The following table summarizes information regarding the liabilities associated with the above lease abandonments, of which $1.4 million is included in accrued expenses with the remainder included in other liabilities on the Company’s consolidated balance sheet for the nine months ended September 30, 2006 (in thousands of dollars) :

Nine months ended Sept 30, 2006
Beginning balance	$—
Costs incurred and charged to indirect and selling expenses	4,540
Costs settled	528

Ending Balance	$4,012

Note 9. Debt

Sufficient cash provided by operating activities allowed the Company to reduce its revolving credit facility balance to $0 as of September 30, 2006. In addition, the Company used a portion of the proceeds of the initial public offering to retire its existing term loan facilities on October 3, 2006.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations, and elsewhere in this quarterly report on Form 10-Q, constitute forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” and “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors listed in Item 1A of Part II of this quarterly report on Form 10-Q captioned “Risk Factors,” as well as any cautionary language in this quarterly report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to:

•	changes in federal government spending priorities;

•	failure by Congress to timely approve budgets;

•	our dependence on contracts with state and federal government agencies and departments for the majority of our revenue;

•	performance by us and our subcontractors under a major contract with the State of Louisiana, Office of Community Development;

•	an economic downturn in the energy sector;

•	failure to receive the full amount of our backlog;

•	loss of members of management or other key employees;

•	difficulties implementing our acquisition strategy; and

•	difficulties expanding our service offerings and client base.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this quarterly report on Form 10-Q. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms “we” and “our” as used throughout this quarterly report on Form 10-Q refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated.

OVERVIEW

We provide management, technology and policy consulting and implementation services primarily to the U.S. federal government, the State of Louisiana and other government, commercial and international clients. We help our clients conceive, develop, implement and improve solutions that address complex economic, social and national security issues. Our services primarily address four key markets: homeland security and defense; energy; environment and infrastructure; and health, human services and social programs. Increased government involvement in virtually all aspects of our lives has created opportunities for us to resolve issues at the intersection of the public and private sectors. We believe that demand for our services will continue to grow as government, industry and other stakeholders seek to understand and respond to geopolitical and demographic changes, budgetary constraints, heightened environmental and social concerns, rapid technological changes and increasing globalization.

Our federal government, state and local government, commercial and international clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients include every cabinet-level department, including the Department of Defense, the Environmental Protection Agency, the Department of Homeland Security, the Department of Transportation, the Department of Health and Human Services, the Department of Housing and Urban Development, the Department of Justice and the Department of Energy. U.S. federal government clients generated 72% of our revenue in 2005 and 56% for the nine

Management’s Discuss and Analysis of Financial Condition and Results of Operations

months ended September 30, 2006. Our state and local government clients include the states of Louisiana, California, Massachusetts, New York and Pennsylvania. State and local government clients generated 9% of our revenue in 2005 and 32% for the nine months ended September 30, 2006. Revenue generated from our state and local government clients has increased in 2006, due primarily to the work of our subsidiary, ICF Emergency Management Services, LLC (“ICF EMS”), in connection with a contract with the State of Louisiana (the “Road Home Contract”). We also serve commercial and international clients, primarily in the energy sector, including electric and gas utilities, oil companies and law firms. Our commercial and international clients generated 19% of our revenue in 2005 and 12% for the nine months ended September 30, 2006. We have successfully worked with many of these clients for decades, providing us a unique and knowledgeable perspective on their needs.

On October 3, 2006, we completed an initial public offering of our common stock (the “IPO”). In connection with the IPO, we issued 3,659,448 shares of common stock at an offering price of $12 per share. On October 23, 2006, in accordance with the terms of our agreement with the underwriters of the IPO, we sold an additional 700,500 shares at $12 per share, representing a full exercise of the underwriters’ over-allotment option. Including the over-allotment option, we issued a total of 4,359,948 shares of common stock in the IPO.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. If any of these estimates or judgments proves to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe that the estimates, assumptions and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and therefore consider them to be critical accounting policies.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. We enter into contracts that are either time-and-materials contracts, cost-based contracts or fixed-price contracts.

Time-and-Materials Contracts. Revenue under time-and-materials contracts is recognized as costs are incurred. Revenue for time-and-materials contracts is recorded on the basis of allowable labor hours worked multiplied by the contract-defined billing rates, plus the costs of other items used in the performance of the contract. Profit and losses on time-and-materials contracts result from the difference between the cost of services performed and the contract-defined billing rates for these services.

Cost-Based Contracts. Revenue under cost-based contracts is recognized as costs are incurred. Applicable estimated profit, if any, is included in earnings in the proportion that incurred costs bear to total estimated costs. Incentives, award fees, or penalties related to performance are also considered in estimating revenue and profit rates based on actual and anticipated awards.

Fixed-Price Contracts. Revenue for fixed-price contracts is recognized when earned, generally as work is performed in accordance with the provisions of the Commission’s Staff Accounting Bulletin No. 104, “Revenue Recognition.” Services performed vary from contract to contract and are not uniformly performed over the term of the arrangement. Revenue on most fixed-price contracts is recorded each period based on contract costs incurred to date compared with total estimated costs at completion (cost-to-cost method). Performance is based on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Clients are obligated to pay as services are performed, and in the event that a client cancels the contract, payment for services performed through the date of cancellation is negotiated with the client. Revenue under certain fixed-price contracts is recognized ratably over the period benefited.

Revenue recognition requires us to use judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of revenue and cost at completion can be complicated and is subject to many variables. Contract costs include labor, subcontracting costs and other direct costs, as well as allocation of allowable indirect costs. We must also make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages, prices for subcontractors and other direct costs. From time to time, facts develop that require us to revise our estimated total costs and revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. Provision for the full amount of an anticipated loss on any type of contract is recognized in the

Management’s Discuss and Analysis of Financial Condition and Results of Operations

period in which it becomes probable and can be reasonably estimated. As a result, operating results could be affected by revisions to prior accounting estimates.

We generate invoices to clients in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract including deliverables, timetables and incurrence of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the revenue recognition criteria are met. Reimbursements of out-of-pocket expenses are included in revenue with corresponding costs incurred by us included in cost of revenue. We grant credit primarily to large companies and government agencies and occasionally perform credit evaluations of our clients’ financial condition. We do not generally require collateral. Credit losses relating to clients generally have been within management’s expectations.

From time to time, we may proceed with work based on client direction prior to the completion and signing of formal contract documents. We have a formal review process for approving any such work. Revenue associated with such work is recognized only when it can reliably be estimated and realization is probable. We base our estimates on a variety of factors, including previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract.

Goodwill and the amortization of intangible assets

Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill, in accordance with Statement of Financial Accounting Standards (SFAS) 141, Business Combinations. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed annually (or more frequently if impairment indicators arise) for impairment in accordance with the provisions of SFAS 142 Goodwill and Other Intangible Assets. SFAS 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS 144, Accounting for Impairment or Disposal of Long-lived Assets.

We have elected to perform the annual goodwill impairment review as of September 30 of each year during the fourth quarter. Based upon management’s review, including a valuation report issued by an investment bank, we determined that no goodwill impairment charge was required for 2005.

We follow the provisions of SFAS 144 in accounting for impairment or disposal of long-lived assets. SFAS 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for us beginning January 1, 2007, and we are in the process of determining the effect, if any, the adoption of FIN No. 48 will have on our financial condition or results of operations.

In September 2006, the FASB issued FASB Statement No. 157 (SFAS 157), “Fair Value Measurements”. SFAS 157 proscribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS 157 will be effective for us beginning January 1, 2008. We do not believe the adoption of SFAS 157 will have a material impact on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB 108

Management’s Discuss and Analysis of Financial Condition and Results of Operations

requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning-of-year retained earnings. SAB 108 will be effective for us beginning January 1, 2007. We do not believe the initial adoption will have a material impact on our financial condition.

DIRECT COSTS

Direct costs consist primarily of costs incurred to provide services to clients, the most significant of which are employee salaries and wages, plus associated fringe benefits, relating to specific client engagements. Direct costs also include the costs of subcontractors and outside consultants, third-party materials and any other related direct costs, such as travel expenses.

Direct costs associated with subcontractors have increased in 2006, due primarily to our work in connection with the Road Home Contract with the State of Louisiana.

We generally expect the ratio of direct costs as a percentage of revenue to decline when our own labor increases relative to subcontracted labor or outside consultants. Conversely, as subcontracted labor or outside consultants for clients increase relative to our own labor, we expect the ratio to increase.

Changes in the mix of services and other direct costs provided under our contracts can result in variability in our direct costs as a percentage of revenue. For example, if we are successful in our strategy to increase the proportion of our work in the area of implementation, we expect that more of our services will be performed in client-provided facilities and/or with dedicated staff. Such work generally has a higher proportion of direct costs than much of our current advisory work, but we anticipate that higher utilization of such staff will decrease the amount of indirect expenses. In addition, to the extent we are successful in winning larger contracts, our own labor services component could decrease because larger contracts typically are broader in scope and require more diverse capabilities, potentially resulting in more subcontracted labor, more other direct costs and lower margins. Although these factors could lead to a higher ratio of direct costs as a percentage of revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base and have a favorable return on invested capital.

OPERATING EXPENSES

Our operating expenses consist of indirect and selling expenses, including non-cash compensation, and depreciation and amortization.

Indirect and Selling Expenses

Indirect and selling expenses include our management, facilities and infrastructure costs for all employees, as well as salaries and wages, plus associated fringe benefits, not directly related to client engagements. Among the functions covered by these expenses are marketing, business and corporate development, bids and proposals, facilities, information technology and systems, contracts administration, accounting, treasury, human resources, legal, corporate governance and executive and senior management. We include all of our cash incentive compensation in this item, as well as non-cash compensation such as stock-based compensation provided to employees whose compensation and other benefit costs are included in both direct costs and indirect and selling expenses.

We try to utilize our office space as efficiently as possible, and therefore attempt to sublease or otherwise dispose of space we do not anticipate needing in the near-term, but there can be no assurance that we will be able to do so in a timely manner, on commercially reasonable terms or at all. For example, on April 14, 2006, we decided to abandon, effective June 30, 2006, our San Francisco, California leased facility and relocate our staff there to other space. Our San Francisco lease obligation expires in July 2010 and covers approximately 12,000 square feet at an annual rate of $79 per square foot plus operating expenses. Management believed, based upon consultation with its leasing consultants, that the current market for similar space is substantially below this cost. In addition, we also abandoned a smaller space in Lexington, Massachusetts that we had been unable to sublease. We recognized a charge to earnings in the second quarter of 2006 of approximately $4.3 million as a result of these actions and an additional $0.2 million charge in the third quarter of 2006.

Management’s Discuss and Analysis of Financial Condition and Results of Operations

Non-Cash Compensation

Our results for the nine months ended September 30, 2006 reflect non-cash compensation charges arising from stock option and restricted stock and restricted stock unit grants. We adopted SFAS 123(R), relating to accounting for stock-based compensation, effective January 1, 2006.

We recognized stock-based compensation expense of $556,038 in the nine months ended September 30, 2006, which is included in indirect and selling expenses. Net income for the nine months ended September 30, 2006 also reflects income tax benefits relating to this expense of $219,913. There was no stock-based compensation expense in the nine months ended September 30, 2005.

As of September 30, 2006, there was approximately $3.8 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. These unrecognized compensation costs are expected to be recognized over a three to five-year period on a straight-line basis.

Depreciation and Amortization

Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of the costs of software we use internally, leasehold improvements and the amortization of goodwill and other intangible assets arising from acquisitions.

INCOME TAX EXPENSE

Our effective tax rate of 45.6% for the nine months ended September 30, 2006 was higher than the statutory tax rate for the nine months ended September 30, 2006 primarily due to permanent tax differences related to expenses not deductible for tax purposes and valuation allowances for tax losses from certain foreign subsidiaries. If we are successful in increasing our pre-tax income in the future, we expect our effective tax rate to decline.

RESULTS OF OPERATIONS

The following tables detail our condensed consolidated statements of operations and the period-over-period rate of change in each of the line items and express these items as a percentage of revenue, for the periods indicated.

	Three Months Ended Sept 30, (in thousands)			Nine Months Ended Sept 30, (in thousands)
	2006	2005	% Change	2006	2005	% Change
Gross Revenue	$107,801	$42,151	155.7%	$217,394	$125,436	73.3%
Direct Costs	73,213	25,465	187.5%	139,675	74,880	86.5%
Operating Expenses
Indirect and selling expenses	27,299	14,258	91.5%	67,160	41,774	60.8%
Depreciation and amortization	949	721	31.6%	2,615	2,394	9.2%

Total costs and expenses	28,248	14,979	88.6%	69,775	44,168	58.0%

Earnings from Operations	6,340	1,707	271.4%	7,944	6,388	24.3%
Other (Expense) Income
Interest expense, net	(1,181)	(628)	88.1%	(3,346)	(1,838)	82.0%
Other	290	1,320	-78.03%	290	1,320	-78.03%

Income before income taxes	5,449	2,399	127.1%	4,888	5,870	-16.7%
Income Tax Expense	2,476	1,150	115.3%	2,227	2,816	-20.9%
Net Income	2,973	1,249	138.0%	2,661	3,054	-12.9%

Management’s Discuss and Analysis of Financial Condition and Results of Operations

	(as a percentage of revenue)		(as a percentage of revenue)
	2006	2005	2006	2005
Gross Revenue	100.0%	100.0%	100.0%	100.0%
Direct Costs	67.9%	60.4%	64.3%	59.7%
Operating Expenses
Indirect and selling expenses	25.3%	33.8%	30.9%	33.3%
Depreciation and amortization	0.9%	1.7%	1.2%	1.9%

Total costs and expenses	26.2%	35.5%	32.1%	35.2%

Earnings from Operations	5.9%	4.1%	3.6%	5.1%
Other (Expense) Income
Interest expense, net	-1.1%	-1.5%	-1.5%	-1.5%
Other	0.3%	3.1%	0.1%	1.1%
Income before income taxes	5.1%	5.7%	2.2%	4.7%

Income Tax Expense	2.3%	2.7%	1.0%	2.3%
Net Income	2.8%	3.0%	1.2%	2.4%

Three Months ended September 30, 2006 compared to Three Months ended September 30, 2005

Revenue. Revenue for the three months ended September 30, 2006 was $107.8 million, compared to $42.2 million for the three months ended September 30, 2005, representing an increase of $65.6 million or 155.7%. The increase was primarily due to the revenues associated with our Louisiana Road Home contract (approximately $55.0 million of revenue) and acquisition of Caliber (approximately $10.3 million of revenue).

Direct costs. Direct costs for the three months ended September 30, 2006 were $73.2 million, or 67.9% of revenue, compared to $25.5 million, or 60.4% of revenue, for the three months ended September 30, 2005. This 187.5% increase resulted primarily from the corresponding increase in revenue, and included approximately $10.5 million in additional labor and related fringe benefit costs, and $35.0 million in additional subcontractor and $2.2 million in additional other direct costs. The increase in direct costs as a percentage of revenue for the three months ended September 30, 2006 was primarily attributable to the large percentage of work that is subcontracted under the Road Home Contract.

Indirect and selling expenses. Indirect and selling expenses for the three months ended September 30, 2006 were $27.3 million, or 25.3% of revenue, compared to $14.3 million, or 33.8% for the three months ended September 30, 2005. The 91.5% increase in indirect and selling expenses was due principally to compensation expense, including a non-recurring charge of $2.7 million for bonus payments related to the IPO, and non-labor expenses related to the operations of Caliber.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2006 were $0.9 million, or 0.9% of revenue, compared to $0.7 million, or 1.7% for the three months ended September 30, 2005. This increase in depreciation and amortization resulted primarily from the amortization of intangible assets recorded as a result of our acquisition of Caliber.

Earnings from Operations. For the three months ended September 30, 2006, earnings from operations were $6.3 million, or 5.9% of revenue, compared to $1.7 million, or 4.1% for the three months ended September 30, 2005. Earnings from operations increased primarily due to the increased volume of services from the Road Home Contract and Caliber acquisition.

Other Income. For the three months ended September 30, 2006, other income was $0.3 million, or 0.3% of revenue, compared to $1.3 million, or 3.1% for the three months ended September 30, 2005. The activity in other income for the three months ended

Management’s Discuss and Analysis of Financial Condition and Results of Operations

September 30, 2006 was primarily attributable to proceeds received from an escrow account related to a prior acquisition. The activity in other income for the three months ended September 30, 2005 was primarily attributable to the favorable resolution of a pre-acquisition liability associated with a prior acquisition.

Interest expense. For the three months ended September 30, 2006, interest expense was $1.2 million, compared to $0.6 million for the nine months ended September 30, 2005. The 87.8% increase was due primarily to increased borrowings to fund the Caliber acquisition and higher interest rates.

Income tax expense. Our effective income tax rate for the three months ended September 30, 2006 was 45.4% compared to 48.0% for the three months ended September 30, 2005. The effective tax rate decreased due to an expected increase in taxable income for the year resulting from the award of the Road Home Contract and Caliber acquisition.

Nine Months ended September 30, 2006 compared to Nine Months ended September 30, 2005

Revenue. Revenue for the nine months ended September 30, 2006 was $217.4 million, compared to $125.4 million for the nine months ended September 30, 2005, representing an increase of $92.0 million or 73.3%. The increase was primarily due to the revenues associated with our Road Home Contract (approximately $55.5 million of revenue) and acquisition of Caliber (approximately $32.4 million of revenue), as well as approximately $4.1 million in net contract growth.

Direct costs. Direct costs for the nine months ended September 30, 2006 were $139.7 million, or 64.3% of revenue, compared to $74.9 million, 59.7% of revenue, for the nine months ended September 30, 2005. This 86.5% increase resulted primarily from the corresponding increase in revenue, and included approximately $21.4 million in additional labor and related fringe benefit costs, and $40.6 million in additional subcontractor and $2.8 million in additional other direct costs. The increase in direct costs as a percentage of revenue for the nine months ended September 30, 2006 was primarily attributable to the large percentage of work that is subcontracted under the Road Home Contract.

Indirect and selling expenses. Indirect and selling expenses for the nine months ended September 30, 2006 were $67.2 million, or 30.9% of revenue, compared to $41.8 million, or 33.3%, for the nine months ended September 30, 2005. The 60.8% increase in indirect and selling expenses was due principally to compensation expense including a non-recurring charge of $2.7 million for bonus payments related to the IPO, non-labor expenses related to our Caliber acquisition and a $4.3 million charge to earnings for the abandonment of space in Lexington and San Francisco.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2006 were $2.6 million, or 1.2% of revenue, compared to $2.4 million, or 1.9% for the nine months ended September 30, 2005. This increase in depreciation and amortization resulted primarily from the amortization of intangible assets recorded as a result of our acquisition of Caliber.

Earnings from Operations. For the nine months ended September 30, 2006, earnings from operations were $7.9 million, or 3.6% of revenue, compared to $6.4 million, or 5.1% for the nine months ended September 30, 2005. Earnings from operations increased primarily due to the increased volume of services from the Road Home Contract and Caliber acquisition. The decrease in earnings from operations as a percentage of revenue is due to the costs associated with the bonus payments related to the IPO and abandonment of space in Lexington and San Francisco.

Other Income. For the nine months ended September 30, 2006, other income was $0.3 million, or 0.1% of revenue, compared to $1.3 million, or 1.1%, for the nine months ended September 30, 2005. The activity in other income for the nine months ended September 30, 2006 was primarily attributable to proceeds received from an escrow account related to a prior acquisition. The activity in other income for the nine months ended September 30, 2005 was primarily attributable to the favorable resolution of a pre-acquisition liability associated with a prior acquisition.

Interest expense. For the nine months ended September 30, 2006, interest expense was $3.3 million, compared to $1.8 million for the nine months ended September 30, 2005. The 81.9% increase was due primarily to increased borrowings to fund the Caliber acquisition and higher interest rates.

Income tax expense. Our effective income tax rate for the nine months ended September 30, 2006 was 45.4% compared to 48.0% for the nine months ended September 30, 2005. The effective tax rate decreased due to an expected increase in taxable income for the year resulting from the award of the Road Home Contract and Caliber acquisition.

Management’s Discuss and Analysis of Financial Condition and Results of Operations

SELECTED KEY METRICS

Revenue

We earn revenue from services that we provide to government and commercial clients in four key markets:

•	health, human services and social programs;

•	environment and infrastructure;

•	homeland security and defense; and

•	energy.

The following table shows our revenue from each of our four markets as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market. The Road Home Contract is classified in our health, human services and social programs market.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2006	2005	2006	2005
Health, human services and social programs	64%	15%	45%	14%
Environment and infrastructure	14%	38%	21%	38%
Homeland security and defense	13%	27%	21%	28%
Energy	9%	20%	13%	20%
Total	100%	100%	100%	100%

Our primary clients are the State of Louisiana and agencies and departments of the U.S. federal government. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2006	2005	2006	2005
U.S. State and local government	55%	10%	32%	9%
U.S. federal government	36%	71%	56%	71%
Domestic commercial	6%	15%	8%	15%
International	3%	4%	4%	5%
Total	100%	100%	100%	100%

Revenue generated from our state and local government clients has increased in 2006, due primarily to our work in connection with the Road Home Contract with the State of Louisiana.

Management’s Discuss and Analysis of Financial Condition and Results of Operations

Contract Mix

Our contracts with clients include time-and-materials contracts, cost-based contracts (including cost-based fixed fee, cost-based award fee and cost-based incentive fee, as well as grants and cooperative agreements), and fixed-price contracts. Our contract mix varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the content requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

The following table shows our revenue from each of these types of contracts as a percentage of total revenue for the periods indicated.

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2006	2005	2006	2005
Time-and-materials	43%	40%	43%	42%
Cost-based	15%	37%	24%	35%
Fixed-price	42%	23%	33%	23%
Total	100%	100%	100%	100%

Time-and-materials contracts. Under time-and-materials contracts, we are paid for labor at fixed hourly rates and generally reimbursed separately for allowable materials, other direct costs and out-of-pocket expenses. Our actual labor costs may vary from the expected costs which formed the basis for our negotiated hourly rates if we utilize different employees than anticipated, need to hire additional employees at higher wages, increase the compensation paid to existing employees, or are able to hire employees at lower-than-expected rates. Our non-labor costs, such as fringe benefits, overhead and general and administrative costs, also may be higher or lower than we anticipated. To the extent that our actual labor and non-labor costs under a time-and-materials contract vary significantly from the negotiated hourly rates, we can generate more or less than the targeted amount of profit or, perhaps, a loss.

Cost-based contracts. Under cost-based contracts, we are paid based on the allowable costs we incur, and usually receive a fee. All of our cost-based contracts reimburse us for our direct labor and fringe-benefit costs that are allowable under the contract, but many limit the amount of overhead and general and administrative costs we can recover, which may be less than our actual overhead and general and administrative costs. In addition, our fees are constrained by fee ceilings and in certain cases, such as with grants and cooperative agreements, we may receive no fee. Because of these limitations, our cost-based contracts, on average, are our least profitable type of contract and we may generate less than the expected return. Cost-based fixed fee contracts specify the fee to be paid. Cost-based incentive fee and cost-based award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance.

Fixed-price contracts. Under fixed-price contracts, we perform specific tasks for a pre-determined price. Compared to time-and-materials and cost-based contracts, fixed-price contracts involve greater financial risk because we bear the full impact of labor and non-labor costs that exceed our estimates, in terms of costs per hour, number of hours, and all other costs of performance, in return for the full benefit of any cost savings. We therefore may generate more or less than the targeted amount of profit or, perhaps, a loss.

Contract Backlog

We define total backlog as the future revenue we expect to receive from our contracts and other engagements. We generally include in backlog the estimated revenue represented by contract options that have been priced, though not exercised. We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our GSA Schedule contracts, other Indefinite Delivery/Indefinite Quantity (IDIQ) contracts, or other contract vehicles that are also held by a large number of firms, and under which potential future delivery orders or task orders might be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process. We do, however, include potential future work expected to be awarded under IDIQ contracts that are available to be utilized by a limited number of potential clients and are held either by us alone or by a limited number of firms.

We include expected revenue in funded backlog when we have been authorized by the client to proceed under a contract up to the dollar amount specified by our client, and this amount will be owed to us under the contract after we provide the services pursuant to the authorization. If we do not provide services authorized by a client prior to the expiration of the authorization, we remove amounts corresponding to the expired authorization from backlog. We do include expected revenue under an engagement in funded backlog

Management’s Discuss and Analysis of Financial Condition and Results of Operations

when we do not have a signed contract if we have received client authorization to begin or continue working and we expect to sign a contract for the engagement. In this case, the amount of funded backlog is limited to the amount authorized. Our funded backlog does not represent the full revenue potential of our contracts because government clients, and sometimes other clients, generally authorize work under a particular contract on a yearly or more frequent basis, even though the contract may extend over a number of years. Most of the services we provide to commercial clients are provided under contracts with relatively short durations that authorize us to provide services and, as a consequence, our backlog attributable to these clients is typically reflected in funded backlog and not in unfunded backlog.

We define unfunded backlog as the difference between total backlog and funded backlog. Our revenue estimates for purposes of determining unfunded backlog for a particular contract are based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. Our revenue estimate for a contract included in backlog is sometimes lower than the revenue that would result from our client utilizing all remaining contract capacity.

Although we expect our contract backlog to result in revenue, the timing of revenue associated with both funded and unfunded backlog will vary based upon a number of factors, and we may not recognize revenue associated with a particular component of backlog when anticipated, or at all. The federal government has the right to cancel any contract, or ongoing or planned work under any contract, at any time. In addition, there can be no assurance that revenue from funded or unfunded backlog will have similar profitability to previous work or will be profitable at all. Generally speaking, we believe the risk that a particular component of backlog will not result in future revenue is higher for unfunded backlog than for funded backlog.

Our estimates of funded, unfunded and total backlog at the dates indicated were as follows:

	Sept 30, 2006	Sept 30, 2005
	(in millions)
Funded	$154.1	$133.0
Unfunded	163.3	93.8
Total	$317.4	$226.8

The backlog estimates at September 30, 2006 do not include funded backlog of approximately $669 million associated with phases two and three of the Road Home Contract, which was added in October 2006.

LIQUIDITY AND CAPITAL RESOURCES

General. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Amended and Restated Credit Agreement.

We anticipate that our long-term liquidity requirements, including any further acquisitions, will be funded through a combination of cash flow from operations, borrowings under our Amended and Restated Credit Agreement, additional secured or unsecured debt or the issuance of common or preferred stock, each of which may be initially funded through borrowings under our Amended and Restated Credit Agreement.

Under the terms of our Amended and Restated Credit Agreement, the Company is required to maintain compliance with financial and non-financial covenants. The Company is in compliance with all such covenants as of September 30, 2006.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, as of the end of nine months ended September 30, 2006 and September 30, 2005 was $1.6 million and $0.1 million, respectively.

Credit Facility and Borrowing Capacity. Our Amended and Restated Credit Agreement was signed on October 5, 2005 to allow the Company to fund our Caliber acquisition and to provide working capital for the Company. This agreement provided for both a five-year $45 million revolving credit agreement and two fixed term loans totaling $30 million. Our short-term liquidity requirements have been met, in part, by amounts borrowed under our revolving credit facility in excess of the otherwise applicable maximum borrowing base, as allowed by a March 14, 2006 amendment to this credit agreement. Such over-advances were permitted only through August

Management’s Discuss and Analysis of Financial Condition and Results of Operations

31, 2006. To meet our increased working capital needs in connection with the Road Home Contract, we amended our revolving line of credit on August 25, 2006 to allow us to borrow up to the lesser of $65 million or the applicable maximum borrowing base plus a temporary over-advance of $10 million, but in no case to exceed the total amended revolving credit facility of $65 million, through the earlier of the completion of our IPO or December 15, 2006. As of September 30, 2006, no such over-advances were outstanding on our $65 million revolving line of credit. Our two term loan facilities consisted of an $8 million short-term term loan facility (due at the end of January 2007) with an outstanding principal amount of $7.3 million as of September 30, 2006, and a $22 million long-term loan facility (being amortized through November 2010) with an outstanding principal of $18.4 million as of September 30, 2006. Both of these term facilities were paid in full upon the closing of our IPO.

Cash Flow. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2006 and September 30, 2005.

	Nine Months Ended
	Sept 30, 2006	Sept 30, 2005
	(in thousands)
Net cash provided by operations	$39,172	$(83)
Net cash used in investing activities	(2,612)	(18,794)
Net cash provided by financing activities	(35,419)	18,168
Effect of exchange rate on cash	(45)	19

Net increase (decrease) in cash	$1,096	$(690)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $39.2 million for the nine months ended September 30, 2006 as compared to using $0.1 million for the nine months ended September 30, 2005. Cash flows from operating activities for the first nine months of 2006 were positively impacted by the accelerated timing of customer receipts.

Our cash flow used in investing activities consists primarily of capital expenditures and acquisitions. In the nine months ended September 30, 2006, we purchased capital assets totaling $2.5 million. During the nine months ended September 30, 2005, we paid $18.5 million for a business acquisition net of cash assumed, and invested $0.7 million in capital assets.

For the nine months ended September 30, 2006, cash flow provided by financing activities was attributable primarily to $35.3 million repayment of our debt. For the nine months ended September 30, 2005, cash flow provided by financing activities was attributable primarily to borrowing $18.6 million in term debt while making $3.3 million principal payments and drawing $2.9 million from our revolving line of credit.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of September 30, 2006 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. Excluded from the following table are amounts already recorded on our balance sheet as liabilities at September 30, 2006.

	Total	Payments due by Period
		Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
Rent of facilities	$55,826	$10,492	$19,389	$17,793	$8,152
Other operating lease obligations	$3,229	$1,482	$1,526	$221	$—

Total	$59,055	$11,974	$20,915	$18,014	$8,152

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under our credit facility, as well as foreign exchange rate risk.

Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce the potentially adverse effect on our results of operations. As part of this strategy, we may use interest rate swap arrangements to manage or hedge our interest rate risk. We do not use derivative financial instruments for speculative or trading purposes.

As of September 30, 2006, we had $25.7 million outstanding under our Amended and Restated Credit Agreement. A 1% change in interest rates would have resulted in our interest expense fluctuating by approximately $192,495 for the nine months ended September 30, 2006.

Effective November 2005, an interest swap agreement came into effect that reduced our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $15.0 million. This agreement is a hedge against a portion of our debt, which converts our interest at LIBOR plus a margin into a fixed LIBOR rate of 5.11%. At stated monthly intervals, the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The estimated value of the swap at September 30, 2006 was a liability of $41,068.

Because of the size and nature of our international operations, we are not currently exposed to substantial risks relating to exchange rate fluctuations. As our mix of business changes in the future, however, this exposure could become material.

Item 4.	Controls and Procedures

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2006.

There were no significant changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or 15d–15(f) under the Exchange Act) that occurred during the period covered by this quarterly report on Form 10-Q that have materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Carefully consider the following risk factors together with the other information included in this quarterly report on Form 10-Q.

RISKS RELATED TO OUR INDUSTRY

Federal government spending priorities may change in a manner adverse to our business.

We derived 72%, 72% and 56% of our revenue for fiscal year 2004, fiscal year 2005 and the nine months ended September 30, 2006 from contracts with U.S. federal government agencies and departments, respectively. Virtually all of our major government clients have experienced reductions in budgets at some time, often for a protracted period, and we expect similar changes in the future. In addition, the Office of Management and Budget (OMB) may restrict expenditures by our federal government clients. A decline in expenditures, or a shift in expenditures away from agencies, departments, projects, or programs that we support, whether to pay for other projects or programs within the same or other agencies or departments, to reduce federal budget deficits, to fund tax reductions, or for other reasons, could materially adversely affect our business, prospects, financial condition or operating results. Moreover, the perception that a cut in Congressional appropriations and spending may occur could adversely affect investor sentiment about our common stock and cause our stock price to fall.

The failure by Congress to approve budgets in a timely manner for the federal agencies and departments we support could delay and reduce spending and cause us to lose revenue and profit.

On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies and departments we support. When Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, then Congress typically enacts a continuing resolution. Continuing resolutions generally allow government agencies and departments to operate at spending levels based on the previous budget cycle. When government agencies and departments must operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and new initiatives may be delayed or cancelled. Thus, the failure by Congress to approve budgets in a timely manner can result in either loss of revenue and profit in the event government agencies are required to cancel existing or new initiatives, or the deferral of revenue and profit to later periods due to delays in the implementation of existing or new initiatives.

Our failure to comply with complex laws, rules and regulations relating to federal government contracts could cause us to lose business and subject us to a variety of penalties.

We must comply with laws, rules and regulations relating to the formation, administration and performance of federal government contracts, which affect how we do business with our government clients and impose added costs on our business. Among the more significant are:

•	the Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration and performance of government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with some contract negotiations;

•	the Procurement Integrity Act, which, among other things, defines standards of conduct for those attempting to secure government contracts, prohibits certain activities relating to government procurements, and limits the employment activities of certain former government employees;

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under cost-based government contracts; and

•	laws, rules and regulations restricting (i) the use and dissemination of information classified for national security purposes, (ii) the exportation of specified products, technologies and technical data, and (iii) the use and dissemination of sensitive but unclassified data.

The government may in the future change its procurement practices and/or adopt new contracting laws, rules and/or regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. Any failure to comply with applicable laws, rules and regulations could subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, repayments of amounts already received under contracts, forfeiture of profit, suspension of payments, fines and suspension or debarment from doing business with U.S. federal and even state and local government agencies and departments, any of which could substantially adversely affect our reputation, our revenue and operating results, and the value of our stock. Unless the content requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Unfavorable government audit results could force us to adjust previously reported operating results, could affect future operating results and could subject us to a variety of penalties and sanctions.

The federal government and many states, including Louisiana, audit and review our contract performance, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. Like most major government contractors, we have our government contracts audited and reviewed on a continual basis by federal agencies, including the Defense Contract Audit Agency. Audits, including audits relating to companies we have acquired or may acquire or subcontractors we have hired or may hire, could raise issues that have significant adverse effects on our operating results. For example, audits could result in substantial adjustments to our previously reported operating results if costs that were originally reimbursed, or that we believed would be reimbursed, are subsequently disallowed. In addition, cash we have already collected may need to be refunded, past and future operating margins may be reduced, and we may need to adjust our practices, which could reduce profit on other past, current and future contracts. Moreover, a government agency could withhold payments due to us under a contract pending the outcome of any investigation with respect to a contract or our performance under it.

If a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayments of amounts already received under contracts, forfeiture of profit, suspension of payments, fines and suspension or debarment from doing business with U.S. federal and even state and local government agencies and departments. In addition, we could suffer serious harm to our reputation if allegations of impropriety were made against us, whether or not true. Federal governmental audits have been completed on our incurred contract costs only through 2003; audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all our government contracts.

If we were suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies and departments were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating results would be materially harmed.

Our government contracts contain provisions that are unfavorable to us and permit our government clients to terminate our contracts partially or completely at any time prior to completion.

Our government contracts contain provisions not typically found in commercial contracts, including provisions that allow our government clients to terminate or modify these contracts at the government’s convenience upon short notice. If a government client terminates one of our contracts for convenience, we may recover only our incurred and committed costs, settlement expenses, and any fee due on work completed prior to the termination but not the cost for or lost fees on the terminated work. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we would have no right to seek lost fees or other damages. If a federal government client were to terminate, decline to exercise an option or to curtail further performance with respect to one or more of our significant contracts, our revenue and operating results would be materially harmed.

The adoption of new procurement practices or contracting laws, rules, and regulations and changes in existing procurement practices or contracting laws, rules and regulations could impair our ability to obtain new contracts and could cause us to lose revenue and profit.

In the future, the federal government may change its procurement practices and/or adopt new contracting laws, rules or regulations that could cause federal agencies and departments to curtail the use of services firms or increase the use of companies with a “preferred status,” such as small businesses. For example, legislation restricting the procedure by which services are outsourced to government contractors has been proposed in the past, and if such legislation were to be enacted, it would likely reduce the amount of services that could be outsourced by the federal government. Any such changes in procurement practices or new contracting laws, rules or regulations could impair our ability to obtain new contracts and materially reduce our revenue and profit.

Our business activities may be or may become subject to international, foreign, U.S., state or local laws or regulatory requirements that may limit our strategic options and growth and may increase our expenses and reduce our profit, negatively affecting the value of our stock. We generally have no control over the effect of such laws or requirements on us and they could affect us more than they affect other companies.

RISKS RELATED TO OUR BUSINESS

We have been dependent on contracts with U.S. federal government agencies and departments for the majority of our revenue and profit, and our business, revenue and profit levels could be materially and adversely affected if our relationships with these agencies and departments deteriorate.

Contracts with U.S. federal government agencies and departments accounted for approximately 72%, 72% and 56% of our revenue for fiscal year 2004, fiscal year 2005 and the nine months ended September 30, 2006 from contracts with U.S. federal government agencies and departments, respectively. Revenue from contracts with clients in the Environmental Protection Agency (EPA), the Department of Transportation (DOT) and the Department of Homeland Security (DHS) accounted for approximately 39% of our revenue for 2004. Revenue from contracts with clients in the Department of Defense (DoD), EPA and DHS accounted for approximately 41% of our revenue for 2005. Revenue from contracts with clients in the DoD, EPA and Department of Health and Human Services accounted for approximately 31% of our revenue for the nine months ended September 30, 2006. We believe that federal government contracts will continue to be a significant source of our revenue and profit for the foreseeable future.

Because we have a large a number of contracts with clients, we continually bid for and execute new contracts, and our existing contracts continually become subject to recompetition and expiration. Upon the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract, although there is no assurance that we will be successful in doing so. Of our 20 largest contracts, based on their contribution to revenue for the quarter ended December 31, 2005, 13 were expected to expire or become subject to recompetition in 2006. Collectively, these contracts represented approximately 25% of our revenue for the quarter ended December 31, 2005. As of September 30, 2006, we have won recompetitions for five of the expiring contracts, continued the majority of work in a sixth contract through another contract vehicle, and completed the work under two other contracts as expected. With respect to the remaining contracts, there can be no assurance that the government requirements those expiring contracts were satisfying will continue after their expiration, that the government will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition (e.g., set aside for small business), or that we will be successful in any such re-procurements. If we are not able to replace the revenue from these contracts, either through follow-on contracts for those requirements or new contracts for new requirements, our revenue and operating results will be materially harmed.

Among the key factors in maintaining our relationships with federal government agencies and departments are our performance on individual contracts, the strength of our professional reputation, and the relationships of our senior management with client personnel. Because we have many government contracts, we expect disagreements and performance issues with government clients to arise from time to time. To the extent that such disagreements arise, our performance does not meet client expectations, our reputation or relationships with one or more key clients are impaired, or one or more important client personnel leave their employment, are transferred to other positions, or otherwise become less involved with our contracts, our revenue and operating results could be materially harmed. Our reputation could also be harmed if we work on or are otherwise associated with a project that receives significant negative attention in the news media or otherwise for any reason.

Our increasing dependence on GSA Schedule and other Indefinite Delivery/Indefinite Quantity contracts creates the risk of increasing volatility in our revenue and profit levels.

We believe that one of the key elements of our success is our position as a prime contractor under General Services Administration Multiple-Award Schedule (GSA Schedule) contracts and other Indefinite Delivery/Indefinite Quantity (IDIQ) contracts. As these types of contracts have increased in importance over the last several years, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. However, these contracts require us to compete for each delivery order and task order rather than having a more predictable stream of activity and, therefore, revenue and profit, during the term of a contract. There can be no assurance that we will continue to obtain revenue from such contracts at these levels, or in any amount, in the future. To the extent that federal agencies and departments choose to employ GSA Schedule and other contracts on which we are not qualified to compete or provide services, we could lose business, which would negatively affect our revenue and profitability.

Our new Road Home Contract with the State of Louisiana, which we expect to be our largest contract over the next several years, involves substantial performance, pricing, legal and publicity risks, required us to obtain additional working capital, and increases the overall risk profile of our business.

In June 2006 our subsidiary, ICF EMS, was awarded a contract by the State of Louisiana, Office of Community Development, to manage a program designed primarily to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. A main purpose of the program is to provide compensation for the repair, rebuilding, or relocation of affected home and small rental properties for uninsured, uncompensated damages. The contract has a stated term of three years.

We believe the Road Home Contract provides us with significant opportunities, but it also creates substantial risks, including principally those described below. If we are unable to satisfy the requirements of the Road Home Contract, our profitability could be reduced and we could suffer a loss. It is also possible that the contract could be terminated, either for cause or for convenience. Any adverse publicity surrounding this contract could damage our reputation and our ability to win future assignments.

Funding and performance risks. The contract contemplates three phases of work. Although we entered into a contract for phases two and three in mid-October 2006 and expect funding to be available for the contract term, there is no assurance the State of Louisiana will continue to fund the contract if the State is not satisfied with our and our subcontractors’ performance.

The project’s complexity presents a number of performance and management risks. For example, we must manage a very large number of subcontractors. Louisiana-based subcontractors include Deltha Corporation, First American Title Insurance Company of Louisiana, Franklin Industries, Jones, Walker, Waechter, Poitevent, Carrere & Denegre, LLP, Network Technology Group, Peter A. Mayer Advertising, Providence Engineering & Environmental Group, and Shaw Environmental and Infrastructure. Effectively organizing and managing this number of subcontractors presents an ongoing performance challenge.

Other performance challenges include insuring the physical safety of inspectors and others in the field, developing means of detecting and deterring fraud by actual and purported beneficiaries of the program, and compliance with a significant number of federal and state legal requirements that affect contract performance.

Pricing and financial risks. The Road Home Contract has a fixed-price component. There is no assurance that this component will yield any profit, and it could result in a loss. In addition, the State of Louisiana is compensating us for services being provided under the contract on fixed hourly rates or unit prices, and there can be no assurance that we can profitably perform these services for such rates or unit prices. In short, there is no assurance that this contract can be performed profitably. Because of its size, poor financial results from this contract would adversely affect our overall operating results and the value of our stock.

Legal liability risks.

•	Homeowners or rental housing owners dissatisfied with the amount of money they have received from, or their treatment under, this program might take action against the State of Louisiana and us. There is also the possibility of class action or other litigation. These actions could disrupt the program significantly by diverting substantial amounts of management time and resources and could result in substantial liability for us.

•	Although a substantial portion of the work under the contract will be performed by subcontractors, as between us and the State of Louisiana, we will remain responsible for timely, satisfactory performance of all aspects of the contract.

•	We and our subcontractors will be gathering and maintaining sensitive information concerning potential and actual program participants. Failure to properly maintain and secure such information and failure to take appropriate actions to prevent fraud could result in substantial liability for us.

•	Although the contract provides that we may charge as an expense under the contract reasonable costs and fees incurred in defending and paying claims brought by third parties arising out of our performance of the contract, the contract provides that we will indemnify the State of Louisiana for certain liabilities. Such liabilities could be substantial and exceed the amounts of, or may not be covered by, available insurance.

Visibility, audit and related risks. The Road Home Contract may be the largest non-construction contract ever awarded by the State of Louisiana. As a result, it has drawn significant attention from the State Legislature and the State Attorney General’s office. It is probable that the contract will be audited frequently by State and other auditors. Significant management time is likely to be spent dealing with the auditors and responding to their inquiries. Despite our best efforts, there is no assurance that these audits will not yield adverse findings, in part because we have no experience dealing with State of Louisiana auditors.

The work to be performed under this contract is of a significant public interest: encouraging homeowners and rental housing landlords to rebuild in Louisiana. The media in Louisiana, especially newspapers and radio networks, have covered this program closely. Any adverse publicity associated with complaints from homeowners, rental housing owners or others is likely to harm our reputation even if we are implementing the contract consistent with contract terms and conditions. This publicity might bring increased public pressure on State officials and disrupt contract implementation while senior management deals with the effects of such publicity.

Increased working capital needs. Although the Road Home Contract includes payment provisions that we believe are favorable, the contract has increased our working capital needs. The contract contemplates that we will provide invoices twice per month and that the State will make every reasonable effort to make payments within 25 days after receipt of an invoice. Because of the extraordinary nature of the contract, we cannot predict whether the State will comply with these provisions. However, even with these provisions, the Road Home Contract has increased our working capital needs by up to $20 million.

Our commercial business depends on the energy sector of the global economy, which is highly cyclical and can lead to substantial variations in revenue and profit from period to period.

Our commercial business is heavily concentrated in the energy industry, which is highly cyclical. Our clients in the energy industry go through periods of high demand and high pricing followed by periods of low demand and low pricing. Their demand for our services has historically risen and fallen accordingly. We expect that demand for our services from energy industry clients, which is strong at the current time, will drop when the energy industry experiences its next downturn. Factors that could cause a downturn include a decline in general economic conditions, changes in political stability in the Middle East and other oil producing regions, and changes in government regulations impacting the energy sector. There are other factors, unrelated to the price of or demand for energy, that have in the past affected demand for our services or may in the future affect it, such as the fate of a major corporation in the energy industry.

We may not receive revenue corresponding to the full amount of our backlog, or may receive it later than we expect, which could materially and adversely affect our revenue and operating results.

We have included backlog data elsewhere in this quarterly report on Form 10-Q. The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based upon factors such as the amount of revenue we have recently recognized on that contract, our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. In the case of contracts that may be renewed at the option of the applicable agency, we generally calculate backlog by assuming that the agency will exercise all of its renewal options; however, the applicable agency may elect not to exercise its renewal options. In addition, federal contracts rely upon Congressional appropriation of funding, which is typically provided only partially at any point during the term of federal contracts, and all or some of the work to be performed under a contract may require future appropriations by Congress and the subsequent allocation of funding by the procuring agency to the contract. Our estimate of the portion of backlog that we expect to recognize as revenue in any future period is likely to be inaccurate because the receipt and timing of this revenue is often dependent upon subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders and delivery orders, many of which are beyond our control. In addition, we may never receive revenue from some of the engagements that are included in our backlog, and this risk is greater with respect to unfunded backlog.

The actual receipt of revenue on engagements included in backlog may never occur or may change because a program schedule could change, the program could be canceled, the governmental agency or other client could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified or terminated. We adjust our backlog periodically to reflect modifications to or renewals of existing contracts, awards of new contracts, or approvals of expenditures. Additionally, the maximum contract value specified under a contract awarded to us is not necessarily indicative of the revenue that we will realize under that contract. We also derive revenue from IDIQ contracts, which typically do not require the government to purchase a specific amount of goods or services under the contract other than a minimum quantity, which is generally very small. If we fail to realize revenue corresponding to our backlog, our revenue and operating results for the then current fiscal period as well as future reporting periods could be materially adversely affected.

Because much of our work is performed under task orders, delivery orders and short-term assignments, we are exposed to the risk of not having sufficient work for our staff, which can affect both revenue and profit.

We perform some of our work under short-term contracts. Even under many of our longer-term contracts, we perform much of our work under individual task orders and delivery orders, many of which are awarded on a competitive basis. If we can not obtain new work in a timely fashion, whether through new task orders or delivery orders, modifications to existing task orders or delivery orders, or otherwise, we may not be able to keep our staff profitably utilized. It is difficult to predict when such new work or modifications will be obtained. Moreover, we need to manage our staff carefully in order to ensure that staff with appropriate qualifications are available when needed and that staff do not have excessive down-time when working on multiple projects, or as projects are beginning or nearing completion. There can be no assurance that we can profitably manage the utilization of our staff. In the short run, our costs are relatively fixed, so lack of staff utilization hurts revenue, profit and operating results.

The loss of key members of our senior management team could impair our relationships with clients and disrupt the management of our business.

We believe that our success depends on the continued contributions of the members of our senior management team, particularly Sudhakar Kesavan, our Chief Executive Officer, John Wasson, our Chief Operating Officer, and Alan Stewart, our Chief Financial Officer. We rely on our senior management to generate business and manage and execute projects and programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with client personnel contribute to our ability to maintain good client relations and identify new business opportunities. We do not generally have employment agreements with members of our senior management team providing for a specific term of employment. The loss of any member of our senior management could impair our ability to identify and secure new contracts, to maintain good client relations, and otherwise manage our business.

If we fail to attract and retain skilled employees, we will not be able to continue to win new work, to staff engagements and to sustain our profit margins and revenue growth.

We must continue to hire significant numbers of highly qualified individuals who have technical skills and who work well with our clients. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff engagements and to maintain and grow our business could be limited. In such a case, we may be unable to win or perform contracts, and we could be required to engage larger numbers of subcontractor personnel, any of which could cause a reduction in our revenue, profit and operating results and harm our reputation. We could even default under one or more contracts for failure to perform properly in a timely fashion, which could expose us to additional liability and further harm our reputation and ability to compete for future contracts. In addition, some of our contracts contain provisions requiring us to commit to staff an engagement with personnel the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutes, or otherwise staff our work, the client may reduce the size and scope of our engagement under a contract or terminate it, and our revenue and operating results may suffer.

We may not be successful in identifying acquisition candidates, and if we undertake acquisitions, they could fail to perform as we expect, increase our costs and liabilities, and disrupt our business.

One of our strategies is to pursue growth through strategic acquisitions. Although much of our recent growth has been through acquisitions, we have relatively limited acquisition experience to date. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition on terms satisfactory to us, or, if the acquisition occurs, integrate the acquired business into our existing business. Our out-of-pocket expenses in identifying, researching and negotiating potential acquisitions will likely be significant, even if we do not ultimately acquire identified businesses. In addition, negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations and by reducing staff utilization during a transition period. Acquisitions of businesses or other material operations may require additional debt or equity financing or both, resulting in additional leverage or dilution of ownership, or both. Moreover, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings.

It may be difficult and costly to integrate acquisitions due to geographic differences in the locations of personnel and facilities, differences in corporate cultures, disparate business models or other reasons. If we are unable to integrate companies we acquire successfully, our revenue and operating results could suffer. In addition, we may not be successful in achieving the anticipated cost efficiencies and synergies from these acquisitions, including our strategy of offering our services to existing clients of acquired companies to increase our revenue and profit. In fact, our costs for managerial, operational, financial and administrative systems may increase and be higher than anticipated. In addition, we may experience attrition, including key employees of acquired and existing businesses, during and following the integration of an acquired business into our company. This attrition could adversely affect our future revenue and operating results and prevent us from achieving the anticipated benefits of the acquisition.

Businesses that we acquire may have greater-than-expected liabilities for which we become responsible.

Businesses we acquire may have liabilities or adverse operating issues, or both, that we fail to discover through due diligence or the extent of which we underestimate prior to the acquisition. For example, to the extent that any prior owners, employees or agents of any acquired businesses or properties failed to comply with or otherwise violated applicable laws, rules or regulations, or failed to fulfill their obligations, contractual or otherwise, to applicable government authorities, their customers, suppliers or others, we, as the successor owner, may be financially responsible for these violations and failures and may suffer harm to our reputation and otherwise be adversely affected. An acquired business may have problems with internal controls over financial reporting, which could be difficult for us to discover during our due diligence process and could in turn lead us to have significant deficiencies or material weaknesses in our own internal controls over financial reporting. These and any other costs, liabilities and disruptions associated with any of our past acquisitions and any future acquisitions we may pursue could harm our operating results.

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability and loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts and task orders. If we are unable to compete successfully for new business, our revenue and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing and public relations resources, larger client bases, and greater brand or name recognition than we do. Some of our principal competitors include BearingPoint, Inc., Booz Allen Hamilton, Inc., CRA International, Inc., L-3 Communications Corporation, Lockheed Martin Corporation, Navigant Consulting, Inc., Northrop Grumman Corporation, PA Consulting Group, SAIC, Inc. and SRA International, Inc. We also have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Our competitors may be able to compete more effectively for contracts and offer lower prices to clients, causing us to lose contracts and lowering our profit or even causing us to suffer losses on contracts that we do win. Some of our subcontractors are also competitors, and some of them may in the future secure positions as prime contractors, which could deprive us of work we might otherwise have won under such contract. Our competitors also may be able to provide clients with different and greater capabilities and benefits than we can provide in areas such as technical qualifications, past performance on relevant contracts, geographic presence, ability to keep pace with the changing demands of clients and the availability of key professional personnel. Our competitors also have established or may establish relationships among themselves or with third parties, including through mergers and acquisitions, to increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge. Our competitors may also be able to offer higher prices for attractive acquisition candidates, which could harm our strategy of growing through selected acquisitions. In addition, our competitors may engage in activities, whether proper or improper, to gain access to our proprietary information, to encourage our employees to terminate their employment with us, to disparage our company, and otherwise to gain competitive advantages over us.

We derive significant revenue and profit from contracts awarded through a competitive bidding process, which can impose substantial costs upon us, and we will lose revenue and profit if we fail to compete effectively.

We derive significant revenue and profit from federal and other government contracts that are awarded through a competitive bidding process. We expect that most of the government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding imposes substantial costs and presents a number of risks, including:

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us;

•	the need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope;

•	the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the resubmission of bids on modified specifications, and in termination, reduction or modification of the awarded contracts; and

•	the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

To the extent we engage in competitive bidding and are unable to win particular contracts, we not only incur substantial costs in the bidding process that would negatively affect our operating results, but we may lose the opportunity to operate in the market for services that are provided under those contracts for a number of years. Even if we win a particular contract through competitive bidding, our profit margins may be depressed or we may even suffer losses as a result of the costs incurred through the bidding process and the need to lower our prices to overcome competition.

We may lose money on some contracts if we underestimate the resources we need to perform under the contract.

We provide services to clients primarily under three types of contracts: time-and-materials contracts; cost-based contracts; and fixed-price contracts. For fiscal 2003, we derived 40%, 44%, and 16% of our revenue from time-and-materials, cost-based contracts and fixed-price contracts, respectively. For fiscal 2004, the corresponding percentages were 37%, 41% and 22%, respectively. For fiscal 2005, the corresponding percentages were 42%, 34%, and 24%, respectively. For the nine months ended September 30, 2006, the corresponding percentages were 43%, 24% and 33%, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract.

•	Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses, and we assume the risk that our costs of performance may exceed the negotiated hourly rates.

•	Under our cost-based contracts, which frequently cap many of the various types of costs we can charge and which impose overall and individual task order or delivery order ceilings, we are reimbursed for certain costs incurred, which must be allowable and at or below these caps under the terms of the contract and applicable regulations. If we incur unallowable costs in performance of the contract, the client will not reimburse those costs, and if our allowable costs exceed any of the applicable caps or ceilings, we will not be able to recover those costs. In some cases, we receive no fees.

•	Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus-fee contracts and time-and-materials contracts, fixed-price contracts involve greater financial risk because we bear the full impact of cost overruns.

For all three contract types, we bear varying degrees of risk associated with the assumptions we use to formulate our pricing for the work. To the extent our working assumptions prove inaccurate, we may lose money on the contract, which would adversely affect our operating results.

Our operating margins and operating results may suffer if cost-based contracts increase in proportion to our total contract mix.

Our clients typically determine what type of contract will be awarded to us. In general, cost-based contracts are the least profitable of our contract types. To the extent that we enter into more or larger cost-based contracts in proportion to our total contract mix or our indirect rates change for any reason, our operating margins and operating results may suffer. We do not know how, if at all, our contract mix or our indirect rates will change in the future.

We have incurred substantial amounts of debt and expect to incur additional debt in the future, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities, and reduce the value of your investment.

As a result of our business activities and acquisitions, we have incurred a substantial amount of debt. Although we recently reduced our borrowings with the proceeds of our initial public offering, we may incur significant additional debt in the future, which could increase the risks described here and lead to other risks. The amount of our debt could have important consequences for holders of our stock, including, but not limited to:

•	our future ability to obtain additional financing for working capital, capital expenditures, product and service development, acquisitions, general corporate purposes, and other purposes may be impaired;

•	a substantial portion of our cash flow from operations could be dedicated to the payment of the principal and interest on our debt;

•	our vulnerability to economic downturns and rises in interest rates will be increased;

•	our flexibility in planning for and reacting to changes in our business and the marketplace may be limited; and

•	we may be placed at a competitive disadvantage relative to other firms.

Servicing our debt in the future may require a significant amount of cash. Our ability to repay or refinance our debt depends on our successful financial and operating performance. Our financial and operational performance depends upon a number of factors, many of which are also beyond our control.

If our financial performance declines and we are unable to pay our debts, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring indebtedness, or selling additional stock, perhaps under unfavorable conditions. Any of these factors could adversely affect the value of our stock.

Our continued success depends on our ability to raise capital on commercially reasonable terms when, and in the amounts, needed. If additional financing is required, including refinancing then existing debt, there can be no assurances that we will be able to obtain such additional financing on terms acceptable to us and at the times required, if at all. In such event, we may be required to raise additional equity by issuing additional stock, alter our business plan materially, curtail all or part of our business expansion plans, or be subject to the actions listed below in the event of default. Any of these results could have a significant adverse effect on the value of our stock.

A default under our debt could lead to a bankruptcy or other financial restructuring that would significantly adversely affect the value of our stock.

In the event of a default under our financing arrangements , the lenders could, among other things, (i) declare all amounts borrowed to be due and payable, together with accrued and unpaid interest, (ii) terminate their commitments to make further loans, and (iii) proceed against the collateral securing the obligations owed to them. Our senior debt is and will continue to be secured by substantially all of our assets. Defaults under additional indebtedness we incur in the future could have these and other effects. Any such default could have a significant adverse effect on the value of our stock.

A default under our debt could lead to the bankruptcy, insolvency, financial restructuring or liquidation of our company. In any such event, stockholders would be entitled to share ratably in our assets available for distribution only after the payment in full to the holders of all of our debt and other liabilities. There can be no assurance that, in any such bankruptcy, insolvency, financial restructuring or liquidation, stockholders would receive any distribution whatsoever.

Our existing and future debt will include covenants that restrict our activities and create the risk of defaults, which could impair the value of your stock.

Our financing arrangements contain and will continue to contain a number of significant covenants that, among other things, restrict our ability to dispose of assets; incur additional indebtedness; make capital expenditures; pay dividends; create liens on assets; enter into leases, investments and acquisitions; engage in mergers and consolidations; engage in certain transactions with affiliates; and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, our financing arrangements require us to maintain specified financial ratios and comply with financial tests, some of which may become more restrictive over time. At times we have not fulfilled the covenants, maintained the ratios, or complied with the financial tests specified in our financial arrangements or have only marginally fulfilled the covenants, maintained the ratios, or complied with the financial tests. The failure to fulfill the requirements of debt covenants, if not cured through performance or an amendment of the financing arrangements, could have the consequences of a default described in the risk factor above. At the times when we only marginally fulfill the requirements of debt covenants, our day-to-day business decisions may be affected. For example, concern over satisfying debt restrictions and covenants might cause us to forego contract bidding or acquisition opportunities or otherwise cause us to focus on short-term rather than long-term results. There is no assurance that we will be able to fulfill our debt covenants, maintain these ratios, or comply with these financial tests in the future, nor is there any assurance that we will not be in default under our financial arrangements in the future.

Our international operations pose special and unusual risks to our profitability and operating results.

We currently have offices in London, Moscow, New Delhi, Rio de Janeiro and Toronto; we also perform work in other foreign countries, some of which have a history of political instability or may expose our employees and subcontractors to physical danger; and we expect to continue to expand our international operations and offices. One element of our strategy to improve our competitiveness is to perform some of our work in countries with lower cost structures, such as India. There can be no assurance, however, that this strategy will be successful. Moreover, this particular element of our strategy could create problems for our ability to compete for government contracts, to the extent government agencies prefer or mandate that work under their contracts be executed in the United States or by U.S. citizens. In addition, expansion into new geographic regions requires considerable management and financial resources, the expenditure of which may negatively impact our results, and we may never see any return on our investment. Moreover, we are required to comply with the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prevents the making of payments to foreign officials in order to obtain or retain business. Some of our competitors may not be subject to FCPA restrictions. Our operations are subject to risks associated with operating in, and selling to and in, foreign countries, including, but not limited to those listed elsewhere in this “Risk factors” section and:

•	compliance with the laws, regulations, policies, legal standards and enforcement mechanisms of the United States and the other countries in which we operate, which are sometimes inconsistent;

•	currency fluctuations and devaluations and limitations on conversion of foreign currencies into U.S. dollars;

•	recessions, depressions, inflation, hyperinflation, strikes and political and economic instability;

•	rapid changes in and high interest rates;

•	restrictions on the ability to repatriate profits to the United States or otherwise move funds;

•	potential personal injury to personnel who may be exposed to military conflicts and other hostile situations in foreign countries, including Afghanistan and Iraq;

•	civil disturbances, terrorist activities, acts of war, natural disasters, epidemics, pandemics and other catastrophic events;

•	expropriation and nationalization of our assets or those of our subcontractors;

•	difficulties in managing and staffing foreign operations and collecting accounts receivable;

•	longer sales cycles;

•	confiscatory taxes or other adverse tax consequences;

•	tariffs, duties, export controls and other trade barriers; and

•	investment and other restrictions and requirements by United States and foreign governments, including activities that disrupt markets, restrict payments or limit, change or deprive us of the ability to enforce contracts or obtain and retain licenses and other rights necessary to conduct our business.

Any or all of these factors could, directly or indirectly, adversely affect our international and domestic operations and our overall revenue, profit and operating results.

Systems and/or service failures could interrupt our operations, leading to reduced revenue and profit.

Any interruption in our operations or any systems failures, including, but not limited to: (1) inability of our staff to perform their work in a timely fashion, whether caused by limited access to, and/or closure of, our and/or our clients’ offices or otherwise; (2) failure of network, software and/or hardware systems; and (3) other interruptions and failures, whether caused by us, a third-party service provider, unauthorized intruders and/or hackers, computer viruses, natural disasters, power shortages, terrorist attacks or otherwise, could cause loss of data and interruptions or delays in our business or that of our clients, or both. In addition, the failure or disruption of mail, communications and/or utilities could cause an interruption or suspension of our operations or otherwise harm our business.

If we fail to meet client expectations or otherwise fail to perform our contracts properly, the value of our stock could decrease.

We could lose revenue, profit and clients and be exposed to liability if we have disagreements with our clients or fail to meet client expectations. We create, implement and maintain solutions that are often critical to our clients’ operations, and the needs of our clients are rapidly changing. Our ability to secure new work and hire and retain qualified staff depends heavily on our overall reputation as well as the individual reputations of our staff. Perceived poor performance on even a single contract could seriously impair our ability to secure new work and hire and retain qualified staff. In addition, we have experienced, and may experience in the future, some systems and service failures, schedule or delivery delays, and other problems in connection with our work.

Moreover, a failure by one or more of our subcontractors to perform satisfactorily the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by the subcontractor and may have exposure as a result of problems caused by the subcontractor. In addition, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required and could otherwise increase our costs.

If our work or the work of one or more of our subcontractors has significant defects or errors, fails to meet our clients’ expectations, or fails to keep up with clients’ ever-changing needs, we may, among other things:

•	lose future contract opportunities due to receipt of poor past performance evaluations from our customers;

•	be required to provide additional services to clients at no charge;

•	have contracts terminated for default and be liable to our customers for reprocurement costs and other damages;

•	suffer reduced profit and loss of revenue if clients postpone additional work or fail to exercise options or to award contracts;

•	receive negative publicity, which could damage our reputation and the reputation of our staff and adversely affect our ability to attract and retain clients and hire and retain qualified staff; and

•	incur substantial costs and suffer claims for substantial damages against us, regardless of our responsibility for the problem.

Any of these outcomes could have a material adverse effect upon our operations, our financial performance, and the value of our stock.

Our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for government clients, which could cause us to lose business.

Some federal government contracts require us to maintain facility security clearances and require some of our employees to maintain individual security clearances. The federal government has the right to grant and terminate such clearances. If our employees lose or are unable to obtain needed security clearances in a timely manner, or we lose or are unable to obtain a needed facility clearance, government clients can limit our work under or terminate some contracts. To the extent we cannot obtain the required facility clearances or security clearances for our employees or we fail to obtain them on a timely basis, we may not derive our anticipated revenue and profit, which could harm our operating results. In addition, a security breach relating to any classified or sensitive but unclassified information entrusted to us for protection could cause serious harm to our business, damage our reputation and result in a loss of our facility or individual employee security clearances.

Our relations with other contractors are important to our business and, if disrupted, could cause us damage.

We derive a portion of our revenue from contracts under which we act as a subcontractor or from “teaming” arrangements in which we and other contractors jointly bid on particular contracts, projects or programs. During 2004 and 2005, our revenue as a subcontractor was between 13% and 14% of our revenue. For the nine months ended September 30, 2006, our revenue as a subcontractor was approximately 13% of our revenue. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, result in reduction of the amount of our work under or termination of that contract, and could cause us not to obtain future work, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue and profit in the foreseeable future. Moreover, our revenue and operating results could be materially and adversely affected if any prime contractor or teammate does not pay our invoices in a timely fashion, chooses to offer products or services of the type that we provide, teams with other companies to provide such products or services, or otherwise reduces its reliance upon us for such products or services.

The diversity of the services we provide and the clients we serve may create actual, potential and perceived conflicts of interest and conflicts of business that limit our growth and lead to liability for us.

Because we provide services to a wide array of both government and commercial clients, occasions arise where, due to actual, potential or perceived conflicts of interest or business conflicts, we cannot perform work for which we are qualified. A number of our contracts contain limitations on the work we can perform for others, such as, for example, when we are assisting a governmental agency or department in the development of regulations or enforcement strategies. Our internal procedure requires that, whenever a project we are pursuing may pose a potential conflict of interest or business, our Contracts Conflict of Interest Manager, or COI Manager, is notified in writing prior to initiation of work. The COI Manager is then responsible for determining the extent of any possible conflict. As a result of these actions, we may determine that no actual or potential conflict is likely and the pursuit of the project should proceed, the likelihood of actual or potential conflict is sufficiently great that we should not pursue the project at all, or there is an actual or potential conflict of interest that can be mitigated by an appropriately fashioned mitigation plan, which must then be created and implemented. However, there can be no assurance that this process will work properly. Actual, potential and perceived conflicts limit the work we can do and, consequently, can limit our growth, adversely affect our operating results, and reduce the value of our company. In addition, if we fail to address actual or potential conflicts properly, even if we simply fail to recognize a perceived conflict of interest, we may be in violation of our existing contracts, may otherwise incur liability and lose future business for not preventing the conflict from arising, and our reputation may suffer. As we grow and further diversify our service offerings, client base and geographic reach, the potential for actual and perceived conflicts will increase, further adversely affecting our operating results.

We sometimes incur costs before a contract is executed or appropriately modified. To the extent a suitable contract or modification is not later signed or we are not paid for our work, our revenue and profit will be reduced.

When circumstances warrant, we sometimes incur expenses and perform work without a signed contract or appropriate modification to an existing contract to cover such expenses or work. When we do so, we are working “at-risk,” and there is a chance that the subsequent contract or modification will not ensue, or if it does, that it will not allow us to be paid for the expenses already incurred or work already performed or both. In such cases, we have generally been successful in obtaining the required contract or modification, but any failure to do so in the future could affect our operating results.

As we develop new services, new clients and new practices, enter new lines of business, and focus more of our business on providing more implementation and improvement services rather than advisory services, our risks of making costly mistakes increases.

We currently assist our clients both in advisory capacities and by helping them implement and improve the solutions to their problems. As part of our corporate strategy, we will attempt to sell more services relating to implementation and improvement, and we are regularly searching for ways to provide new services to clients. In addition, we plan to extend our services to new clients, into new lines of business, and into new geographic locations. As we change our focus towards implementation and improvement; attempt to develop new services, new clients, new practice areas and new lines of business; open new offices; and do business in new geographic locations, those efforts could harm our results of operations and could be unsuccessful.

In addition, there can be no assurance that we can maintain our current revenue or profitability or achieve any growth at all or that, if we grow our revenue, we can do so profitably. Competitive pressures may require us to lower our prices in order to win new work. In addition, growth and attempts to grow place substantial additional demands on our management and staff, as well as on our information, financial, administrative and operational systems, demands that we may not be able to manage successfully. Growth may require increased recruiting efforts, opening new offices, increased business development, selling, marketing and other actions that are expensive and entail increased risk. We may need to invest more in our people and systems, controls, policies and procedures than we anticipate. Therefore, even if we do grow, the demands on our people and systems, controls, policies and procedures may be sufficiently great that the quality of our work, our operating margins and our operating results suffer.

Efforts involving a different focus, new services, new clients, new practice areas, new lines of business, new offices and new geographic locations entail inherent risks associated with inexperience and competition from mature participants in those areas. Our inexperience may result in costly decisions that could harm our profit and operating results. In particular, implementation services often relate to the development and implementation of critical infrastructure or operating systems that our clients may view as “mission critical,” and if we fail to satisfy the needs of our clients in providing these services, our clients could incur significant costs and losses for which they could seek compensation from us.

Claims in excess of our insurance coverage could harm our business and financial results.

When entering into contracts with commercial clients, we attempt, where feasible and appropriate, to negotiate indemnification protection from our clients as well as monetary limitation of liability for professional acts, errors and omissions, but it is not always possible to do so. In addition, we cannot be sure that these contractual provisions will protect us from liability for damages if action is taken against us. Claims against us, both under our client contracts and otherwise, have arisen in the past, exist currently, and will arise in the future. These claims include actions by employees, clients and third parties. Some of the work we do, for example, in the environmental area, is potentially hazardous to our employees, our clients and third parties, and they may suffer damage because of our actions or inaction. We have various policies and programs in the environmental, health and safety area, but they may not prevent harm to clients, employees and third parties. Our insurance coverage may not be sufficient to cover all of the claims against us, insurance may not continue to be available on commercially reasonable terms in sufficient amounts to cover such claims, or at all, and our insurers may disclaim coverage as to any or all such claims, and otherwise may be unwilling or unable to cover such claims. The successful assertion of any claim or combination of claims against us could seriously harm our business. Even if not successful, such claims could result in significant legal and other costs, harm our reputation, and be a distraction to management.

We depend on our intellectual property and our failure to protect it could enable competitors to market services and products with similar features, which may reduce demand for our services and products.

Our success depends in part upon the internally developed technology and models, proprietary processes and other intellectual property that we utilize to provide our services and incorporate in our products. If we are unable to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Federal government clients typically retain a perpetual, world-wide, royalty-free right to use the intellectual property we develop for them in any manner they deem appropriate, including providing it to our competitors in connection with their performance of federal government contracts. When necessary, we seek governmental authorization to re-use intellectual property developed for the federal government or to secure export authorization. Federal government clients may grant contractors the right to commercialize software developed with federal funding, but they are not required to do so. In any event, if we were to use improperly intellectual property even partially funded by the federal government, the federal government could seek damages and royalties from us, sanction us and prevent us from working on future government contracts.

We may be unable to prevent unauthorized parties from copying or otherwise obtaining and using our technology and models. Policing unauthorized use of our technology and models is difficult, and we may not be able to prevent misappropriation, particularly in foreign countries where the laws, and enforcement of those laws, may not protect our intellectual property as fully as those in the United States. Others, including our employees, may compromise the trade secrets and other intellectual property that we own. Although we require our employees to execute non-disclosure and intellectual property assignment agreements, these agreements may not be legally or practically sufficient to protect our rights. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources, with no assurance of success.

In addition, we need to invest in our intellectual property regularly to maintain it, keep it up to date, and improve it. There can be no assurance that we will be able to do so in a timely manner, effectively, efficiently, or at all. To the extent that we do not maintain and improve our intellectual property, our reputation may be damaged, we may lose business, and we may subject the company to costly claims that we have failed to perform our services properly.

We may be harmed by intellectual property infringement claims.

We may become subject to claims from our employees and third parties who assert that intellectual property we use in delivering services and business solutions to our clients infringe upon intellectual property rights of such employees or third parties. Our employees develop much of the intellectual property that we use to provide our services and business solutions to our clients, but we also engage third parties to assist us and we license technology from other vendors. If our vendors, our employees or third parties assert claims that we or our clients are infringing on their intellectual property, we could incur substantial costs to defend those claims, even if we prevail. In addition, if any of these infringement claims are ultimately successful, we could be required to:

•	pay substantial damages;

•	cease selling and using products and services that incorporate the challenged intellectual property;

•	obtain a license or additional licenses from our vendors or other third parties, which may not be available on commercially reasonable terms or at all; and

•	redesign our products and services that rely on the challenged intellectual property, which may be very expensive or commercially impractical.

Any of these outcomes could further adversely affect our operating results.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in the use of technology by our clients is not as rapid as in the past.

Our success depends, in part, on our ability to develop and implement technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. In addition, the costs we incur in anticipation or response may be substantial and may be greater than we anticipate, and we may never recover these costs. Also, technologies developed by our competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements. Moreover, we use technology-enabled tools to differentiate us from our competitors and to facilitate our service offerings that do not require the delivery of technology services or solutions. If we fail to keep these tools current and useful, our ability to sell and deliver our services and, as a result, our operating results could suffer.

RISKS RELATED TO OUR CAPITAL STRUCTURE AND LIMITED EXPERIENCE AS A PUBLIC COMPANY

Our principal investor has significant influence over us, which could result in actions of which other stockholders do not approve.

Our principal stockholder, CM Equity Partners, L.P. and affiliated partnerships, or CMEP, owns a majority of our outstanding common stock. As a result, CMEP has significant influence over the outcome of all matters that our stockholders vote upon, including the election of directors, amendments to our certificate of incorporation and bylaws, and mergers and other business combinations. CMEP’s interests may not be aligned with the interests of our other investors. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

Our principal investor and some members of our board of directors may have conflicts of interest that could hinder our ability to make acquisitions.

One of our principal growth strategies is to make selective acquisitions of complementary businesses. CMEP sponsors private equity funds. Some of these funds are focused on investments in, among other things, businesses in the federal services sector. Our directors Peter M. Schulte and Joel R. Jacks are principals of CMEP. In addition, Messrs. Schulte and Jacks, as well as our director Dr. Edward H. Bersoff, are directors and officers of Federal Services Acquisition Corporation (FSAC), a publicly held “special purpose acquisition company” formed to acquire federal services businesses. FSAC has approximately $120 million available for this purpose. To date, there has not been a situation in which CMEP, FSAC and we have simultaneously pursued the same acquisition target. However, it is possible that CMEP and related funds and FSAC could be interested in acquiring businesses that we would also be interested in acquiring, and that these relationships could hinder our ability to carry out our acquisition strategy. In the event this situation arises in the future, we plan to refer the matter to independent members of our board of directors who are neither members of management nor affiliated with either CMEP nor FSAC.

Before our recent public offering, we had never operated as a public company, and fulfilling our obligations incident to being a public company will be expensive and time consuming.

As a private company, we maintained a relatively small finance and accounting staff. We did not have an internal audit group, and we were not required to maintain and establish disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws. As a public company, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the Nasdaq market, require us to implement additional corporate governance practices and adhere to a variety of reporting requirements and complex accounting rules. Compliance with these public company obligations will require significant management time, place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems. We may need to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increased auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees, listing fees, as well as other miscellaneous expenses. We cannot accurately predict the amount of additional costs that we may incur or the timing of such costs, but we have estimated that such costs will exceed $2 million during our first 12 months of being a public company. We believe, but cannot be certain, that the level of such costs will be higher during the first year or two of being a public company than in later years.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test our internal controls over financial reporting for fiscal 2007 and beyond and may require our independent registered public accounting firm to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements could adversely affect our future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It may also require our independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls for our fiscal year ending December 31, 2007 and subsequent years. Our independent registered public accounting firm may also be required to test, evaluate and report on the completeness of our assessment. In addition, we are required under the Securities Exchange Act of 1934 to maintain disclosure controls and procedures and internal control over financial reporting. Moreover, it may cost us more than we expect to comply with these control- and procedure-related requirements.

We may in the future discover areas of our internal controls that need improvement, particularly with respect to businesses that we have recently acquired or may acquire in the future. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting as of December 31, 2007 and in future periods as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, the Nasdaq Global Select Market or other regulatory authorities.

A substantial number of shares will become eligible for sale in the near future, which could cause our common stock price to decline significantly.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In March 2007, 8,251,935 shares will become available for sale in the public market following the expiration of lock-up agreements by CMEP and certain other stockholders. As these restrictions on resale end, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. Also, options to purchase 1,542,182 shares of our common stock became exercisable upon the completion of our initial public offering and additional options will become exercisable in the future. Shares issued upon the exercise of any of these stock options would generally be available for sale in the public market.

We do not intend to pay dividends.

We intend to retain our earnings, if any, for general corporate purposes, and we do not anticipate paying cash dividends on our stock in the foreseeable future. In addition, existing financing arrangements prohibit us from paying such dividends. This lack of dividends may make our stock less attractive to investors.

Provisions of our charter documents and Delaware law may inhibit potential acquisition bids and other actions that you and other stockholders may consider favorable, and the market price of our common stock may be lower as a result.

There are provisions in our amended and restated certificate of incorporation and amended and restated bylaws that make it more difficult for a third party to acquire, or attempt to acquire, control of our company, even if a change in control were considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change-in-control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. This issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

Our charter documents contain other provisions that could have an anti-takeover effect. These provisions:

•	divide our board of directors into three classes, making it more difficult for stockholders to change the composition of the board;

•	allow directors to be removed only for cause;

•	do not permit our stockholders to call a special meeting of the stockholders;

•	require all stockholder actions to be taken by a vote of the stockholders at an annual or special meeting or by a written consent signed by all of our stockholders;

•	require our stockholders to comply with advance notice procedures to nominate candidates for election to our board of directors or to place stockholders’ proposals on the agenda for consideration at stockholder meetings; and

•	require the approval of the holders of capital stock representing at least two-thirds of the company’s voting power to amend our indemnification obligations, director classifications, stockholder proposal requirements and director candidate nomination requirements set forth in our amended and restated certificate of incorporation and amended and restated bylaws.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change-in-

control transaction. They could also have the effect of discouraging others from making tender offers for our common stock. These provisions may also prevent changes in our management.

We indemnify our officers and the members of our board of directors under certain circumstances. Such provisions may discourage stockholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also have the effect of reducing the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited you and other stockholders. In addition, your investment may be adversely affected to the extent that we pay the costs of settlement and damage awards against our officers or directors pursuant to such provisions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Recent Sales Of Unregistered Securities:

During the period covered by this report, the Company issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), as summarized below. No underwriters were involved in the following sales of securities.

Issuances of Common Stock

(1)	On July 14, 2006, we issued 21,877 shares of our common stock to one of our warrantholders upon the cashless exercise of warrants for aggregate consideration of $0.02

(2)	On September 28, 2006, we issued 30,904 shares of our common stock to one of our warrantholders upon the cashless exercise of warrants for aggregate consideration of $0.02.

Each of the sales described under “Issuances of Common Stock” above was made in reliance upon the exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof, and the rules and regulations thereunder, relative to sales by an issuer not involving any public offering. The purchasers or recipients of securities in each case acquired the securities for investment only and not with a view to the distribution thereof. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

Stock Option Grants/Exercises and Grants of Restricted Stock

(1)	On July 10, 2006, we issued 12,500 shares of restricted common stock to an employee.

(2)	On July 21, 2006, we issued 22,500 shares of our common stock to one of our former employees upon the exercise of stock options at an exercise price of $6.55 per share.

(3)	On September 28, 2006, we issued a total of 9,583 shares of restricted common stock to two employees.

(4)	On September 28, 2006, we issued a total of 100,000 shares of restricted common stock to Sudhakar Kesavan, John Wasson and Alan Stewart under their restricted stock award agreements and a total of 30,000 shares of restricted common stock to our non-employee directors.

Each of the sales described under “Stock Option Grants/Exercises and Grants of Restricted Stock” above was made in reliance upon the exemption from the registration provisions of the Securities Act set forth in Rule 701 promulgated under the Securities Act as the transactions were effected under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. Except with respect to the exercise of stock options by our former employee described in transaction (2) above, the recipients of these securities were our employees and directors and received the securities under our equity plans, and no consideration other than the continued employment or service by the employee and director recipients was received by us in connection with any of these issuances of securities. With respect to transaction (2) above, the recipient of the securities was our employee at the time the options for the securities were issued and received such options under our 1999 Management Stock Option Plan. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

(b)	Use of Proceeds

On September 27, 2006, our Registration Statement on Form S-1 (Registration No. 333-134018) became effective. A total of 4,359,948 shares of our common stock were registered pursuant to the Registration Statement. The IPO was completed on October 3, 2006. An aggregate of 4,359,948 shares of common stock were sold by the Company and 1,010,552 shares were sold by certain shareholders of the Company, which included 700,500 shares sold on October 23, 2006 pursuant to an option granted by us to the underwriters to cover over-allotments. The underwriters for the offering were USBS Securities LLC, Stifel, Nicolaus & Company, Incorporated, William Blair & Company, L.L.C., and Jefferies Quarterdeck, a division of Jefferies & Company, Inc.

The IPO price was $12 per share. The Company and the selling shareholders received total proceeds of $48.7 million and $11.3 million, respectively, after deduction of underwriting discounts and commissions of $3.7 million and $0.8 million, respectively. Other expenses payable by the Company related to the IPO were $2.2 million.

As of October 2006, we had applied the $46.5 million of net proceeds we received from the offering as follows (dollars in millions):

Repayment of indebtedness	$25.7
One-time bonus payments due to certain employees	$2.7
Working capital	$18.1

(c)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-137975), effective as of October 12, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-134018) and amendments thereto, declared effective September 27, 2006 (the “Form S-1”)).

4.1	Specimen common stock certificate (Incorporated by reference to exhibit 4.1 to the Company’s Form S-1).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining the rights of holders of common stock of the Company.

10.1	Amended and Restated Employment Agreement dated September 27, 2006 between the Registrant and Sudhakar Kesavan.

10.2	Severance Protection Agreement dated September 27, 2006 between the Registrant and Sudhakar Kesavan.

10.3	Severance Protection Agreement dated September 27, 2006 between the Registrant and Alan Stewart.

10.4	Severance Protection Agreement dated September 27, 2006 between the Registrant and John Wasson.

10.5	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Sudhakar Kesavan.

10.6	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Alan Stewart.

10.7	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and John Wasson.

10.8	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Edward H. Bersoff.

10.9	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Srikant M. Datar.

10.10	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Joel R. Jacks.

10.11	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and David C. Lucien.

10.12	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Peter M. Schulte.

10.13	First Amendment to Contract dated July 24, 2006 between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K (File No. 001-33045), filed October 18, 2006).

10.14	Second Amendment of Contract dated September 28, 2006 between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.2 to the Company’s Form 8-K (File No. 001-33045), filed October 18, 2006).

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

November 14, 2006	By:	/S/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2006	By:	/S/ ALAN R. STEWART
Alan R. Stewart
Chief Financial Officer and Corporate Secretary
(Principal Financial and Accounting Officer