Form 10-K
period 2006-12-31
ICF International, Inc.
filed 2007-03-30
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to                     .

Commission File Number: 001-33045

ICF INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	22-3661438
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

9300 Lee Highway Fairfax, VA	22031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(703) 934-3000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange on which Registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities Registered Pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant was approximately $67.2 million based upon the closing price per share of $12.25, as quoted on the Nasdaq Global Select Market on September 28, 2006, the day the Registrant’s common stock commenced trading. Shares of common stock held by each executive officer and director of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 15, 2007, 13,881,816 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders expected to be held in June 2007.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors listed in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to:

•	changes in the spending priorities of our clients;

•	failure by Congress to approve budgets in a timely fashion;

•	our dependence on contracts with state and federal government agencies and departments for the majority of our revenue;

•	performance by us and our subcontractors under a major contract with the State of Louisiana, Office of Community Development (The Road Home contract);

•

possible acceleration of performance and revenues under The Road Home contract, on the one hand, and significant audit risks associated with, and possible termination of, The Road Home contract, on the other hand;

•	results of government audits and investigations;

•	an economic downturn in the energy sector;

•	failure to receive the full amount of our backlog;

•	loss of members of management or other key employees;

•	difficulties implementing our acquisition strategy; and

•	difficulties expanding our service offerings and client base.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms “we” and “our” as used throughout this Annual Report on Form 10-K refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated.

PART I

ITEM 1.	BUSINESS

COMPANY OVERVIEW

We provide management, technology and policy consulting and implementation services to government, commercial and international clients. We help our clients conceive, develop, implement and improve solutions that address complex economic, social and national security issues. Our services primarily address four key markets: energy; environment and infrastructure; health, human services and social programs; and homeland security and defense. Increased government involvement in virtually all aspects of our lives has created opportunities for us to resolve issues at the intersection of the public and private sectors. We believe that demand for our services will continue to grow as government, industry and other stakeholders seek to understand and respond to geopolitical and demographic changes, budgetary constraints, heightened environmental and social concerns, rapid technological changes and increasing globalization.

Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including the Department of Defense, the Environmental Protection Agency, the Department of Health and Human Services, the Department of Homeland Security, the Department of Transportation, the Department of Justice, the Department of Energy, and the Department of Housing and Urban Development. U.S. federal government clients generated approximately 49% of our revenue in 2006. Our state and local government clients include the states of Louisiana, New York, Pennsylvania, and California. State and local government clients generated approximately 40% of our revenue in 2006. Revenue generated from our state and local government clients increased substantially in 2006, due primarily to a contract with the State of Louisiana that we were awarded in June (“The Road Home contract,” described below in “—Services and Solutions”). We also serve commercial and international clients, primarily in the energy sector, including electric and gas utilities, oil companies and law firms. Our commercial and international clients, including government clients outside the United States, generated approximately 11% of our revenue in 2006. We have successfully worked with many of these clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

We partner with our clients to solve complex problems and produce mission-critical results. Across our markets, we provide end-to-end services that deliver value throughout the entire life of a policy, program, project or initiative:

•

Advisory Services. We help our clients analyze the policy, regulatory, technology and other challenges facing them and develop strategies and plans for responding. Our advisory and management consulting services include needs and markets assessment, policy analysis, strategy and concept development, change management strategy, enterprise architecture and program design.

•

Implementation Services. We implement and manage technological, organizational and management solutions for our clients, often based on the results of our advisory services. Our implementation services include information technology solutions, project and program management, project delivery, strategic communications and training.

•

Evaluation and Improvement Services. In support of advisory and implementation services, we provide evaluation and improvement services to help our clients increase the future efficiency and effectiveness of their programs. These services include program evaluation, continuous improvement initiatives, performance management, benchmarking and return-on-investment analyses.

We have more than 2,000 employees, including many who are recognized thought leaders in their respective fields. We serve clients globally from our headquarters in the metropolitan Washington, D.C. area, our 15 domestic regional offices throughout the United States, and our five international offices in London, Moscow, New Delhi, Rio de Janeiro and Toronto.

We generated revenue of $177.2 million and $331.3 million in 2005 and 2006, respectively. Our total backlog was $226.8 million and $971.8 million as of December 31, 2005 and 2006, respectively. See “—Contract Backlog” for a discussion of how we calculate backlog.

MARKET OPPORTUNITY

An increasing number of complex, long-term factors are changing the way we live and the way in which government and industry must operate and interact. These factors include terrorism and changing national security priorities, increasing federal budget deficits, the need for emergency preparedness in response to natural disasters and threats to national security, rising energy demand, global climate change, aging infrastructure, environmental degradation and an aging population and federal civilian workforce. The federal government and other governments react to these factors by evaluating, adopting and implementing new policies, which drive governmental spending and the regulatory environment affecting industry. Industry, in turn, must adapt to this government involvement by realigning strategic direction, formulating plans for responding and modifying business processes. Both the reaction by governments to these factors and the resulting impact on industry create opportunities for professional service firms that are expert in addressing issues at the intersection of the public and private sectors. Unless the context indicates otherwise, when we refer to “government” or “governments” in describing our business or clients, it includes U.S. federal, state, and local governments, as well as governments outside the United States.

Within the U.S. federal government, continuing budget deficits are forcing government departments and agencies to transform in order to provide more services with fewer resources. In addition, an aging workforce is retiring in large numbers from the federal government, resulting in diminished institutional knowledge and ability to perform services. This combination of forces provides opportunities for professional services firms with deep experience and expertise in the issues facing government and the ability to deliver innovative and transformational approaches to those issues. Further, these capabilities need to be combined seamlessly with strong information technology and other implementation skills. Government at every level recognizes the importance of information technology in fulfilling policy mandates, and there is increasing awareness among key government decision makers that, to be effective, technology solutions need to be properly integrated with the affected people and processes.

Energy

Significant factors affecting suppliers, users and regulators of energy are driving private sector demand for professional services firms with expertise in this market. Oil and gas supplies have become increasingly constrained, partly due to the need to source from politically sensitive or physically challenging regions. Moreover, many industrialized countries are deregulating electric and gas utilities in order to stimulate competition at the generation, transmission and retail levels. These factors, together with the continual search for alternative fuels, are driving profound and long-term restructuring in the energy industry.

As evidence mounts that sea levels are rising and climate volatility is increasing, the reduction or offset of greenhouse gas emissions is becoming a critical element of energy industry strategy, and additional regulations for curbing emissions that significantly affect energy industry operations are being developed. Entirely new markets are being created in response to problems associated with emissions, such as emissions trading. Although the regulatory landscape in this area is still evolving, the need to address carbon and other harmful emissions has significantly changed the way in which the world’s governments and industries interact.

Consumers of energy are also reacting to deregulating energy markets, increasing environmental constraints, and rising costs. Pressure is increasing to manage demand through energy efficiency programs, demand response and peak load management. Government programs and public-private partnerships are becoming more prevalent, pursuing sometimes overlapping and conflicting goals, such as reducing national dependence on foreign energy sources, limiting the growth of domestic power generation and the resultant pollutants, and reducing electricity and gas costs for businesses and consumers.

Environment and infrastructure

A growing awareness of, and concern about, the effects of global warming, continued environmental degradation and depletion of key natural resources has increased demand for professional services that address these environmental issues. Furthermore, natural disasters, such as Hurricane Katrina, have underscored the importance of long-term stewardship, while environmental reviews of new facilities for energy refining, delivery and transportation have become increasingly complex. Solutions to these environmental issues need to integrate an understanding of evolving regulations, demands for improved infrastructure and economic incentives, while providing equitable treatment of the various constituents involved in the political discourse related to these solutions.

Environmental and public health services are also needed to help decision makers keep pace with advances in science while developing public policies that are protective but not unduly restrictive. The private sector is anxious to bring new products to the market, including new pesticides and food additives, while product developers and regulators must perform human health and ecological risk assessments to ensure product safety. Product developers and regulators therefore must evaluate the environmental and public health tradeoffs of alternative materials used in manufacturing and new approaches for controlling air and water pollution. In addition, public policy priorities often create development pressures that present significant environmental challenges. For example, new energy demands foster the development of additional liquefied natural gas facilities and associated pipelines, as well as uranium enrichment and nuclear power facilities. Moreover, additional transportation infrastructure is required to meet needs for defense logistics, freight movements and nuclear waste disposal. All of these pressures contribute to growing demand for firms with capabilities in environment and infrastructure.

Finally, important parts of the transportation infrastructure of the United States have suffered from under-investment for decades. The resurgence of city centers and the rapid growth of international trade have put tremendous pressure on access points and exits around our major urban and port areas. Both the public and private sectors will need assistance from experienced professional services firms that understand the economic, social and environmental implications of the options available to upgrade the transportation infrastructure.

Health, human services and social programs

A confluence of long-term factors is expected to drive an increased need for public spending in the United States on health, human services and social programs, despite budgetary pressures. As the percentage of the population age 65 and older increases, so do the burdens on many public programs. Other major factors adding to pressure for more program support include continued immigration, increased military personnel returning home with health and social service needs, increased population growth at the lowest income levels, and the rising cost of healthcare. Demand is also growing for professional services that plan for and respond to the health and social consequences of threats from terrorism, natural disasters and epidemics.

We believe the resulting growth in demand for program services in this era of federal budget deficits will require agencies at all levels of government in the United States to utilize professional services firms with diverse expertise across social program areas. These areas include designing and enhancing programs to meet new threats, determining the effectiveness of programs, re-engineering current programs to increase efficiency, providing the required management and technical resources to support underlying knowledge management, training and technical assistance, and managing widely dispersed people and information. In addition, we expect that government agencies in the United States will consolidate services with professional services firms with expertise across multiple social program areas in order to take advantage of best practices and extract additional efficiencies.

Homeland security and defense

Homeland security programs continue to drive budgetary growth at the federal level and are also increasing funding for state and local budgets. Over the last few years, homeland security concerns have broadened to include areas such as health, food, energy, water and transportation safety and involve all levels of government in the United States, as well as the private sector. For example, in the aftermath of Hurricanes Katrina and Rita, domestic government policy makers are reassessing the emergency management function of homeland security in order to refocus spending and support to respond to natural disasters. The increased dependence upon private sector personnel and organizations as first responders also requires a keen understanding of the diversity and relationships among various stakeholders involved in homeland security.

The U.S. Department of Defense (DoD) is undergoing major transformations in its approach to strategies, processes, organizational structures and business practices due to several complex, long-term factors. These factors include the changing nature of global security threats and enemies, the implications of the information age, the community and family issues associated with globally deployed armed forces, and the continued loss of professional capabilities in the military and senior civilian workforce through retirement. Other factors include the increasing complexity of war-fighting strategies, the need for real-time information sharing and logistics modernization, network-centric warfare requirements and the global nature of combat arenas. DoD and state and local governments are also grappling with domestic and international disaster relief requirements.

Finally, significant opportunities lie at the intersection of homeland security and defense. We believe the strengthened ties among traditional defense requirements, homeland security support, and disaster preparedness, and response and recovery create significant demands for professional services. We believe that a major emphasis will be in the areas of strategy, policy, planning, execution and logistics and that companies possessing deep domain expertise across these disciplines will be well positioned to partner with DoD, the U.S. Department of Homeland Security (DHS), and state and local governments.

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly educated professional staff with deep subject matter knowledge.

We possess strong intellectual capital that provides us with a deep understanding of policies, processes and programs at the intersection of the public and private sectors. Our thought leadership is based on years of training, experience and education. Our clients are able to draw on the in-depth knowledge of our subject matter experts and our corporate experience developed over decades of providing advisory services. As of December 31, 2006, over 40% of our professional staff held post-graduate degrees in diverse fields such as economics, engineering, business administration, information technology, law, life sciences and public policy. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop and implement solutions that are creative, pragmatic and tailored to our clients’ specific needs.

We believe our diverse range of markets, services and projects provides a stimulating work environment for our employees and enhances their professional development. The use of multi-disciplinary teams provides our staff the opportunity to develop and refine common skills required in many types of engagements. Our approach to managing human resources fosters collaboration and significant cross-utilization of the skills and experience of both industry experts and personnel who can develop creative solutions by drawing upon their experiences in different markets. The types of services we provide, and the manner in which we do so, enable us to attract and retain talented professionals from a variety of backgrounds while maintaining a culture that fosters teamwork and excellence.

We have long-standing relationships with our clients.

We have a successful record of fulfilling our clients’ needs, as demonstrated by our continued long-term client relationships. We have numerous contacts at various levels within our clients’ organizations, ranging from key decision makers to functional managers. We have advised the U.S. Environmental Protection Agency (EPA) for more than 30 years, the U.S. Department of Energy for more than 25 years, and DoD for over 20 years, and have multi-year relationships with many of our other clients. Such extensive experience, together with increasing on-site presence and prime contractor position on a substantial majority of our contracts, gives us clearer visibility into future opportunities and emerging requirements. In addition, over 300 of our employees hold a U.S. federal government security clearance, which affords us client access at appropriate levels and further strengthens our relationships. Our balance between defense and civilian agencies, our commercial presence and the diversity of the markets we serve mitigate the impact of annual shifts in our clients’ budgets and priorities.

Our advisory services position us to capture a full range of engagements.

We believe our advisory approach, which is based on deep subject matter expertise and understanding of our clients’ requirements and objectives, is a significant competitive differentiator that helps us gain access to key client decision makers during the initial phases of a policy, program, project or initiative. We use this expertise and understanding to formulate customized recommendations for our government and commercial clients. Because of our role in formulating initial recommendations, we are often well-positioned to capture the implementation services that often result from our recommendations. Implementation services, in turn, allow us to hone our understanding of the client’s requirements and objectives as they evolve over time. We use this understanding to provide evaluation and improvement services that maintain the relevance of our recommendations. In this manner, we believe we are able to offer end-to-end services across the entire life cycle of a particular policy, program, project or initiative.

Our technology solutions are driven by our deep subject matter expertise.

We possess strong knowledge in information technology and a deep understanding of human and organizational processes. This combination of skills allows us to deliver technology-enabled solutions tailored to our clients’ business and organizational needs. There is increasing awareness among government and commercial decision makers that, to be effective, technology solutions need to be seamlessly integrated with people and processes. An example of such a technology-enabled solution that we have developed is CommentWorks, a web-based tool that enables federal government agencies to collect and process public comments in connection with rulemaking or other activities.

Our proprietary analytics and methods allow us to deliver superior solutions to clients.

We believe our innovative, and often proprietary, analytics and methods are key competitive differentiators because they improve our credibility with prospective clients, enhance our ability to deliver customized solutions and enable us to deliver services in a more cost-effective manner than our competitors. We have developed industry standard energy and environmental models such as IPM (Integrated Planning Model) and UAM (Urban Airshed Model), which are used by governments and commercial entities around the world for energy planning and air quality analyses, respectively. We also have developed a suite of proprietary climate change tools to help the private sector develop strategies for complying with greenhouse gas emission reduction requirements, including the K-PRISM project risk evaluation system and the International Carbon Pricing Tool. We maintain proprietary databases that we continually refine and that are available to be incorporated quickly into our analyses on client engagements. In addition, we use proprietary project management methodologies that we believe help reduce process-related risk, improve delivery, contain costs and help meet our clients’ tight timetables.

We are led by an experienced management team.

Our senior management team (consisting of over 150 employees) possesses extensive industry experience and has an average tenure of more than 12 years with our Company. Our managers are experienced not only in generating business, but also in successfully managing and executing advisory and implementation assignments. Our management team also has experience in acquiring other businesses and integrating those operations with our own. A number of our managers are industry-recognized thought leaders. We believe that our management’s successful past performance and deep understanding of our clients’ needs have been key differentiating factors in competitive situations.

STRATEGY

Our strategy to increase our revenue, grow our Company and increase stockholder value involves the following key elements:

Strengthen our end-to-end service offerings

We plan to leverage our advisory services and strong client relationships to increase our revenue from implementation services, which include information technology solutions, project and program management, project delivery, strategic communications and training. We have traditionally generated most of our revenue from advisory services, although, with the addition of The Road Home contract in 2006, most of our revenue currently comes from implementation services. We believe our advisory services provide us with insight and understanding of our clients’ missions and goals and, as a result, position us to capture a greater portion of the implementation engagements that directly result from our advisory services. Expanding our client engagements into implementation, evaluation and improvement services will increase the scale, scope and duration of our contracts and thus accelerate our growth. However, we will need to undertake such expansion carefully so as to avoid actual, potential and perceived conflicts of interest. See “Risk Factors—Risks Related to our Business—The diversity of the services we provide and the clients we serve may create actual, potential and perceived conflicts of interest and conflicts of business that limit our growth and lead to liability for us.”

Grow our client base and increase scope of services provided to existing clients

We intend to grow our client base, while maintaining strong relationships with our current clients, by expanding our geographic presence domestically in the United States and internationally. Within the United States, we plan to increase our presence at key federal and state government client sites. Our strong record of past performance with government clients, highly skilled multi-disciplinary teams and growing information technology implementation capabilities should facilitate this expansion. We also intend to take advantage of the growing need for our advisory services in Europe, Asia and Latin America through our existing offices in these regions. Expansion of our advisory services in these markets will help enhance our existing client relationships, broaden our client base, and set the stage for us to expand into implementation and improvement services. In addition, we intend to invest in development and marketing initiatives in order to strengthen our brand recognition among potential clients. We intend to focus on additional opportunities in our existing client base by increasing the scope of our services, such as by identifying and offering clients new skill sets and implementation and improvement services that complement ongoing advisory services.

Expand into additional markets at the intersection of the public and private sectors

We have a strong record of providing services that address complex issues at the intersection of the public and private sectors. We believe there are additional opportunities for us to expand into other markets that are affected by government involvement. In the next three to five years, we expect key markets for these opportunities to include education, social and criminal justice, and veterans’ affairs. Although we believe we are well qualified to serve these additional markets, we have not yet fully capitalized on these additional opportunities and have only limited presence in these markets.

Focus on higher-margin projects

We plan to pursue higher-margin commercial energy projects and continue to shift our federal, state, and local government contract base to increase margins. In light of recent oil price increases, the impact of those increases on the prices of other forms of energy, and the need for both governments and industry to react to these conditions, we view the energy industry as a particularly attractive market for us over the next decade, and we have strong global client relationships in this market. Historically, our margins on engagements in this market have been higher than those in our government business. We believe the size and scope of these assignments will grow in the future due to the major changes facing the energy industry. In addition, we will continue our efforts in federal, state, and local government markets to shift our contract mix from cost-based contracts toward fixed-price contracts and time-and-materials contracts, both of which, in our experience, typically offer higher margins.

Capitalize on operating leverage

We have built a corporate infrastructure and internal systems that we believe are readily scalable and can accommodate significant growth without a proportionate increase in expense. We have invested significant time and resources in developing our accounting and financial systems and our information technology infrastructure. As our revenue base grows, we expect to realize operating leverage by spreading the costs associated with these investments over a larger revenue base, which would increase our operating margins. In addition, we intend to pursue larger prime contract opportunities, which should provide a greater return on our business development efforts and allow for enhanced employee utilization. Also, in an effort to reduce costs and access global talent, we are utilizing resources in India for our commercial work, including energy modeling, and intend to utilize offshore resources further where appropriate.

Pursue strategic acquisitions

We plan to augment our organic growth with selected acquisitions. During the past five years, we have acquired and integrated several businesses, including two of Arthur D. Little’s consulting units in May 2002, Synergy, Inc. in January 2005, Caliber Associates, Inc. in October 2005, and Energy and Environmental Analysis, Inc. (EEA) and Advanced Performance Consulting Group, Inc. (APCG) in January 2007. We plan to continue a disciplined acquisition strategy to obtain new customers, increase our size and market presence and obtain capabilities that complement our existing portfolio of services, while focusing on cultural compatibility and financial impact.

SERVICES AND SOLUTIONS

The following chart provides an overview of our end-to-end services and solutions in our four key markets.

Energy

We assist energy enterprises and energy consumers worldwide in their efforts to develop, analyze and implement strategies related to their business operations and the interrelationships of those operations with the environment and applicable government regulations. Our clients include integrated energy enterprises, power developers, regulated electricity transmission and distribution companies, unregulated enterprises, municipal power authorities, energy traders and marketers, oil and gas exploration and production companies, gas transmission companies, pipeline developers, local distribution companies, industry associations, investors, financial institutions, law firms and regulators in the United States and throughout the Americas, Europe and Asia. We also support government and commercial clients in designing, implementing and improving effective and innovative demand-side management strategies in a wide range of areas, including energy efficiency and peak load management.

For more than 25 years, we have helped commercial and regulatory clients in the energy sector deal with complex and challenging regulatory and litigation issues. We provide advisory services in asset and contract valuation, rate structure and price analysis, resource planning, market structures and environmental compliance. Our expert testimony and support for scores of litigated cases reinforce our reputation for deep industry knowledge backed by our proprietary analytical models.

Environment and infrastructure

For more than three decades, we have been providing services for the design, evaluation and implementation of environmental policies and projects across all environmental media—land, air and water. We work with government and commercial clients to assess, establish and improve environmental policies using interdisciplinary skills ranging from finance and economics, to the earth and life sciences, to information technology and program management. Because of the wide range of potential environmental impacts of changes in transportation, energy and other types of infrastructure, our in-depth environmental knowledge is often critical to providing comprehensive solutions. In addressing infrastructure issues, however, we go beyond environmental questions to address problems at the nexus of transportation, energy, economic development and the environment. Our solutions are based on skills in transportation planning, urban and land use planning, environmental science, economics, information technology, financial analysis, policy analysis and communications.

Health, human services and social programs

We provide research, consulting, implementation and improvement services that help government, industry and other stakeholders develop and manage effective programs in the areas of health, human services and social programs at the national, regional and local levels. Clients utilize our services in this market because we have deep subject matter expertise in complex social areas, including education, children and families, public health, economic development and disaster recovery, housing and communities, military personnel recruitment and retention, and substance abuse. We partner with our clients in the public, private and non-profit sectors to increase their knowledge base, support program development, enhance program operations, evaluate program results and improve program effectiveness. For example, we help U.S. federal agencies such as the U.S. Department of Health and Human Services (HHS) implement human and social programs by managing technical assistance centers, providing instructional systems, conducting studies and analyses, developing information technology applications and managing clearinghouse operations. We also provide extensive training, technical assistance and program analysis and support services for many of the housing and community development programs of the Department of Housing and Urban Development.

Currently, our largest single contract, representing approximately 35% of our revenue in 2006 and 53% of our revenue in the fourth quarter of 2006, is The Road Home contract for the State of Louisiana. As a result of Hurricanes Rita and Katrina, more than 200,000 homes and rental units were severely damaged or destroyed, leaving 780,000 Louisiana residents displaced. In response, the Department of Housing and Urban Development allocated $11.4 billion of Community Development Block Grant funds to assist the State of Louisiana in its long-term recovery efforts. Of that amount, $8.1 billion is being used to implement The Road Home program, which is designed to help the affected population repair, rebuild or relocate by providing reimbursements to qualified homeowners and small rental unit landlords for their uninsured, uncompensated damages. In 2006, our subsidiary, ICF Emergency Management Services, LLC (ICF EMS), was awarded a three-year contract to serve as the manager of The Road Home program for the State of Louisiana’s Office of Community Development. By the end of 2006, ICF EMS and its subcontractors had:

•	Opened and began operating 12 housing assistance centers in Louisiana and Texas to meet with applicants;

•	Secured and trained a staff of almost 2,000, the majority of whom are Louisiana residents;

•	Completed a pilot program to help develop the program procedures and processed a sampling of pre-registered applicants;

•	Recorded over 90,000 grant applications from homeowners;

•	Met in person with over 50,000 applicants;

•	Completed more than 40,000 home evaluations in the field;

•	Sent letters to over 20,000 applicants describing their benefit options;

•	Handled over 250,000 calls at our call center; and

•	Developed and operated an outreach and public education campaign to provide information on The Road Home program.

The total contract value over three years is $756 million. The numerous subcontractors on the project will perform a substantial portion of the work under the contract.

Homeland security and defense

At DHS, we are at the forefront of shaping and managing three critical programs to ensure the safety of communities today and in the future. We are a national leader in the development of critical infrastructure protection plans and processes; we are leading the support to establish goals and capabilities for national preparedness at all levels of government in the United States; and we manage the national program to test radiological emergency preparedness at the state and local levels in communities adjacent to nuclear power facilities. We support DoD by providing high-end strategic planning, analysis and technology solutions in the areas of logistics management, operational support and command and control. We also provide strong capabilities to the defense sector in environmental management, human capital assessment, military community research and technology-enabled solutions.

CONTRACTS

Domestic government clients (including U.S. federal, state, and local governments), commercial clients, and international clients (including government clients outside the United States) accounted for approximately 81%, 14% and 5%, respectively, of our 2005 revenue and approximately 89%, 7%, and 4%, respectively, of our 2006 revenue. Our clients span a broad range of defense and civilian agencies and commercial enterprises. We had more than 1,200 active contracts as of December 31, 2006, including task orders and delivery orders under General Services Administration Multiple-Award Schedule (GSA Schedule) contracts, each of which we consider a separate contract. Our contract periods typically extend from one month to as much as seven years, including option periods. Many of our government contracts provide for option periods that may be exercised at the election of the client. Our largest contract in 2006, The Road Home contract with the State of Louisiana, accounted for approximately 35% of our revenue for the year. In 2006, no other contract accounted for more than approximately 2% of our revenue. In 2004 and 2005, during which we did not have The Road Home contract, no single contract accounted for more than approximately 6% of our revenue. Including The Road Home contract, our top ten contracts in 2006 collectively accounted for approximately 46% of our revenue. In 2004 and 2005, during which we did not have The Road Home contract, our top ten contracts accounted for approximately 32% and 22%, respectively, of our total revenue. In 2006, we received approximately 35%, 11%, and 8% of our revenue, respectively, from our three largest clients, the State of Louisiana, DoD, and EPA. Most of our revenue is derived from prime contracts, which accounted for approximately 87%, 86%, and 89% of our revenue for 2004, 2005, and 2006, respectively. Unless the context otherwise requires, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Our U.S. and international clients accounted for revenues of approximately $129.5 million and $10.0 million, respectively, in 2004, $167.6 million and $9.6 million, respectively, in 2005, and $319.2 million and $12.1 million, respectively, in 2006. Our U.S. clients include U. S. federal, state, and local governments and domestic commercial clients. Non-profit entities and universities are considered commercial clients. The World Bank, the International Monetary Fund, and the United Nations are considered international clients, while the State Department and the U.S. Agency for International Development are considered U.S. government clients. In general, a client is considered international if the client’s location is outside of the United States. If we are a subcontractor, then the client is not considered to be the prime contractor but rather the ultimate client receiving the services from the prime contractor team. Our foreign operations pose special risks, as discussed below in “Risk Factors—Risks Related to our Business—Our international operations pose special and unusual risks to our profitability and operating results.”

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

We include expected revenue in funded backlog when we have been authorized by the client to proceed under a contract up to the dollar amount specified by our client, and this amount will be owed to us under the contract after we provide the services pursuant to the authorization. If we do not provide services authorized by a client prior to the expiration of the authorization, we remove amounts corresponding to the expired authorization from backlog. We do include expected revenue under an engagement in funded backlog when we do not have a signed contract if we have received client authorization to begin or continue working and we expect to sign a contract for the engagement. In this case, the amount of funded backlog is limited to the amount authorized. Our funded backlog does not represent the full revenue potential of our contracts because many government clients, and sometimes other clients, authorize work under a particular contract on a yearly or more frequent basis, even though the contract may extend over a number of years. Most of the services we provide to commercial clients are provided under contracts with relatively short durations that authorize us to provide services and, as a consequence, our backlog attributable to these clients is typically reflected in funded backlog and not in unfunded backlog.

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

Although we expect our contract backlog to result in revenue, the timing of revenue associated with both funded and unfunded backlog will vary based upon a number of factors, and we may not recognize revenue associated with a particular component of backlog when anticipated, or at all. Our government clients generally have the right to cancel any contract, or ongoing or planned work under any contract, at any time. In addition, there can be no assurance that revenue from funded or unfunded backlog will have similar profitability to previous work or will be profitable at all. Generally speaking, we believe the risk that a particular component of backlog will not result in future revenue is higher for unfunded backlog than for funded backlog.

Our estimates of funded, unfunded and total backlog at the dates indicated were as follows:

	December 31,
	2006	2005	2004
	(In millions)
Funded	$762.9	$133.0	$70.6
Unfunded	208.9	93.8	63.8

Total	$971.8	$226.8	$134.4

The backlog estimates at December 31, 2006 include backlog of approximately $640 million associated with The Road Home contract, which was awarded in June 2006. See “Risk Factors—Risks Related to Our Business—We may not receive revenue corresponding to the full amount of our backlog, or may receive it later than we expect, which could materially and adversely affect our revenue and operating results.”

BUSINESS DEVELOPMENT

Our business development efforts drive our organic growth. A firm-wide business development process, referred to as the Business Development Life Cycle (BDLC), is used to guide sales activities in a disciplined manner from lead identification, through lead qualification to capture and proposal. An internally developed, web-based tool is used to track all sales opportunities throughout the BDLC, as well as to manage our aggregate sales pipeline. Major sales opportunities are each led by a capture manager and are reviewed by management during their lifecycle to ensure alignment with our corporate strategy and effective use of resources.

Business development efforts in priority market areas, which include our largest federal agency accounts (DoD, DHS, HHS, Department of Transportation and EPA) and the commercial energy sector, are executed through account teams, each of which is headed by a corporate account executive and supported by dedicated corporate business development professionals and senior staff from the relevant operating units. Each account executive has significant authority and accountability to set the priorities and to bring to bear the correct resources. Each team participates in regular executive reviews. This account-based approach allows deep insight into the needs of our clients. It also helps us anticipate their evolving requirements over the coming 12 to 18 months and position ourselves to meet those requirements. Each of our operating units is responsible for maximizing sales in our existing accounts and finding opportunities in closely related accounts. Their efforts are complemented by our corporate business development function, which is responsible for large and strategically important pursuits.

The corporate business development function also includes a market research and competitive intelligence group, a proposal management group and a strategic capture unit. In addition, we have a marketing and communications group that is responsible for our website, press releases, sales collateral and trade show management. Pricing is not handled by the corporate business development function. Our contracts and administration function leads our pricing decisions in partnership with the business development account teams and operating units.

COMPETITION

We operate in a highly competitive and fragmented marketplace and compete against a number of firms in each of our four key markets. Some of our principal competitors include BearingPoint, Inc., Booz Allen Hamilton, Inc., CRA International, Inc., L-3 Communications Corporation, Lockheed Martin Corporation, Navigant Consulting, Inc., Northrop Grumman Corporation, PA Consulting Group, SAIC, Inc., and SRA International, Inc. In addition, within each of our four key markets, we have numerous smaller competitors, many of which have narrower service offerings and serve niche markets.

Some of our competitors are significantly larger than us and have greater access to resources and stronger brand recognition than we do.

We consider the principal competitive factors in our market to be client relationships, reputation and past performance of the firm, client references, technical knowledge and industry expertise of employees, quality of services and solutions, scope of service offerings and pricing.

INTELLECTUAL PROPERTY

We own a number of trademarks and copyrights that help maintain our business and competitive position. We have no patents. Sales and licenses of our intellectual property do not comprise a substantial portion of our revenue or profit; however, this situation could change in the future. We rely on the technology and models, proprietary processes and other intellectual property we own or have rights to use in our analyses and other work we perform for our clients. We use these innovative, and often proprietary, analytical models and tools throughout our service offerings. Our domestic and overseas staffs regularly maintain, update and improve these models based on our corporate experience. In addition, we sometimes retain limited rights in software applications we develop for clients. We use a variety of means to protect our intellectual property, as discussed in “Risk Factors—Risks Related to Our Business—We depend on our intellectual property and our failure to protect it could enable competitors to market services and products with similar features, which may reduce demand for our services and products,” but there can be no assurance that these will adequately protect our intellectual property.

EMPLOYEES

As of December 31, 2006, we had 1,749 benefits-eligible (full-time and regular part-time) employees and 362 non-benefits eligible (variable part-time) employees. As of December 31, 2006, over 40% of our professional staff held post-graduate degrees in diverse fields such as economics, engineering, business administration, information technology, law, life sciences and public policy. Over 80% of our professional employees hold a bachelor’s degree or equivalent or higher, and more than 300 hold a U.S. federal government security clearance.

Our professional environment encourages advanced training to acquire industry recognized certifications, rewards strong job performance with advancement opportunities and fosters ethical and honest conduct. Our salary structure, incentive compensation and benefit packages are competitive within our industry.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO THE ROAD HOME CONTRACT

In June 2006, our subsidiary, ICF EMS, was awarded a contract by the State of Louisiana, Office of Community Development, to manage a program designed primarily to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina by providing them compensation for the repair, rebuilding, or relocation of homes and small rental properties for uninsured, uncompensated damages. The contract has a stated term of three years, but we have recently been accelerating our efforts under it and do not expect spending to be evenly distributed over that period.

The Road Home contract accounted for approximately 35% of our revenue for all of 2006, and 53% of our revenue for the fourth quarter of 2006. We expect it to continue to be our largest contract over the next several years. We believe The Road Home contract provides us with significant opportunities, but it also creates substantial risks, including those described below. If we are unable to satisfy the requirements of The Road Home contract, our profitability could be reduced and we could suffer a loss. It is also possible that the contract could be terminated, either for cause or for convenience. Adverse publicity surrounding this contract could damage our reputation and our ability to win future assignments, and could adversely affect our stock price. In fact, when both houses of the Louisiana legislature in December 2006 called for the contract to be cancelled, our stock price fell substantially. In short, The Road Home contract substantially increases the risk profile of our business.

The Road Home contract entails substantial funding and performance risks.

The contract contemplates three phases of work. Phase one ran from June through October 2006. Although we entered into a contract for phases two and three in October 2006 and we expect funding to be available for the contract term, there is no assurance the State of Louisiana will continue to fund the contract, particularly if the State is not satisfied with our performance and our subcontractors’ performance.

The project’s complexity presents a number of performance and management risks. For example, we have to hire, train, and manage a large number of staff working under difficult deadlines and intense public scrutiny. We must also manage a large number of subcontractors who collectively perform a substantial portion of the work on the contract. Louisiana-based subcontractors include Deltha Corporation; EBONetworks, LLC; First American Title Insurance Company of Louisiana; Franklin Industries, LLC; HGI Catastrophe Services, LLC; Innovative Emergency Management; Jones, Walker, Waechter, Poitevent, Carrere & Denegre, LLP; LSU Agricultural Center; Network Technology Group; Peter A. Mayer Advertising; Providence Engineering & Environmental Group, LLC; Shaw Environmental & Infrastructure; TraceSecurity; and Tulane University. Other significant subcontractors include Quadel Consulting Corporation; KPMG LLP; Dewberry & Davis, LLC; STR Grants, LLC; EAD & Associates, LLC; West Telemarketing, LP; Brophy & Reilly LLC; and The Compass Group, LLC. Effectively organizing and managing this number of subcontractors presents an ongoing performance challenge.

Other performance challenges include ensuring that the applications (over 115,000 have been recorded as of March 19, 2007) are processed and funds are disbursed in a timely fashion, developing and implementing means of detecting and deterring fraud and theft by actual and purported beneficiaries of the program and others without unduly delaying program implementation, insuring the physical safety of home evaluators and others in the field, and complying with a significant number of federal and state legal requirements, some of which have changed since the contract started. Processing each application from a homeowner involves many different, inter-related steps for which we are responsible, including: meeting with each applicant in person to ensure that the required information has been provided, visiting each property, determining the pre-storm value and extent of damage, obtaining information from numerous sources concerning insurance benefits and other compensation already received by each applicant, verifying that the applicant owned and occupied the home as his or her main residence at the time of the storm, calculating benefits under the different options available to each applicant, handling any applicant concerns, and conducting a closing to disburse the funds based on the option selected by the homeowner. In order to accomplish all these steps, we must develop, implement, and maintain a reliable, secure management information system. An entirely separate process is used for the Small Rental Property Program.

The State of Louisiana has the right to cancel The Road Home contract, a right it could exercise at any time, but particularly if we fail to perform or are simply perceived as failing to perform under the contract, whether or not we are actually in compliance with the terms of the contract. In addition, the State of Louisiana Division of Administration and the U.S. Department of Housing and Urban Development are in discussions to clarify implementation processes for the Road Home program. Any termination of the contract or significant implementation change could have an adverse effect on our operating results and stock price. Any termination of the contract would also likely result in substantial disputes and litigation with the State of Louisiana and others and would divert management attention from other matters. Even a threat or perceived threat of such action would adversely affect our stock price and be a distraction to management.

The Road Home contract presents both pricing and financial risks.

The Road Home contract has a fixed-price component. There is no assurance that this component will yield any profit, and it could result in a loss. In addition, the State of Louisiana is compensating us for services being provided under the contract based on hourly rates or unit prices, and there can be no assurance that we can profitably perform these services for such rates or unit prices. Many of these hourly rates and unit prices have been lowered during the course of the performance of the contract, some of them substantially, and we expect future negotiations with the State that could result in additional reductions in some of them during the remainder of the contract, further increasing this risk.

The Road Home contract has recently been amended to include performance measures, with financial penalties for failure to achieve these measures. In the future, the contract could be further amended in ways that prove to be unfavorable to us. There is therefore no assurance that this contract can be performed profitably. Because of the size of The Road Home contract, poor financial results from this contract would adversely affect our overall operating results and the value of our stock.

The Road Home contract exposes us to numerous different types of liability, some of which could be very substantial.

•

Homeowners or rental housing owners or others dissatisfied with the amount of money they have received from, or their treatment under, this program might take action against the State of Louisiana and us, including possible class action or other litigation. These actions could disrupt the program significantly by diverting substantial amounts of management time and resources and could result in substantial liability for us.

•

Although much of the work under the contract will be performed by subcontractors, the State of Louisiana will consider us responsible for timely, satisfactory performance of all aspects of the contract.

•

We and our subcontractors will be gathering and maintaining sensitive information concerning potential and actual program participants. Failure to maintain and secure such information properly and failure to take appropriate actions to prevent fraud could result in substantial liability for us.

•

Although the contract provides that, with several exceptions, we may charge as an expense under the contract reasonable costs and fees incurred in defending and paying claims brought by third parties arising out of our performance, there can be no assurance that all of our costs and fees will be reimbursed. The contract also provides that we will indemnify the State of Louisiana for certain liabilities. Such liabilities could be substantial and exceed the amounts of, or may not be covered by, available insurance.

Because of its size and scope, The Road Home contract subjects us to added public scrutiny and pressure to accelerate performance, as well as to numerous additional audits, reviews, and investigations, all of which will divert management attention and increase our costs.

The Road Home contract may be the largest non-construction contract ever awarded by the State of Louisiana. As a result, members of both the executive and legislative branches of the State of Louisiana government have paid and will continue to pay substantial attention to this contract. Both houses of the state legislature have held numerous hearings at which our management has been asked to testify. The intense public and political pressure associated with The Road Home contract has caused state officials to want to accelerate our performance ahead of the schedule contained in the solicitation that resulted in our contract. This factor, together with the challenges of predicting the future timing of work by our numerous subcontractors, makes it especially difficult to forecast the revenues and earnings associated with the contract, and may accelerate to earlier periods our need to win new business to replace the revenues from the contract.

In addition, the contract has been, and we expect it to continue to be, audited, investigated and monitored frequently by federal and State agencies and their representatives. All of these activities consume significant management time and effort. Despite our best efforts, there is no assurance that these activities will not yield adverse results or publicity, in part because we have no experience dealing with some of these agencies, including the State of Louisiana auditors. Adverse findings from any audit, investigation, monitoring or similar activity could subject us to civil and criminal penalties and administrative sanctions from state or federal authorities, including partial or complete termination of The Road Home contract, repayments of amounts already received under the contract, forfeiture of profits, suspension of payments, fines, claims for reimbursement for the costs resulting from any errors or omissions in our performance under the contract, and suspension or debarment from doing business with Louisiana or federal agencies and departments, any of which could substantially adversely affect our reputation, our revenue and operating results, and the value of our stock.

The work to be performed under this contract is of significant public interest: encouraging homeowners and rental housing landlords to rebuild in Louisiana. The media in Louisiana, especially newspapers and radio networks, have covered this program closely. Adverse publicity associated with complaints from homeowners, rental housing owners or others is likely to harm our reputation even if we are implementing the contract consistent with contract terms and conditions. This publicity might bring, as it has in the past, increased public pressure on State officials and disrupt contract implementation while senior management deals with the effects of such publicity. In the past, negative publicity has had an adverse effect on our stock price.

The Road Home contract has increased our working capital needs, and failure by the State of Louisiana to pay our invoices in a timely manner could further increase these needs.

Although The Road Home contract includes payment provisions that we believe are reasonable, the contract has increased our working capital needs. The contract contemplates that we will provide invoices twice per month and that the State will make every reasonable effort to make payments within 25 days after receipt of an invoice. Because of the extraordinary nature of the contract, however, we cannot predict the effect of the contract on our working capital. Our future working capital needs could vary greatly depending on the timing of payments by the State or our need to pay The Road Home staff and subcontractors.

As revenue from The Road Home contract decreases over time, our operating results will be adversely affected if we cannot replace that revenue, either by organic growth, acquisitions, or other investments.

In October 2006, we began work on phase two, the production phase, of The Road Home contract. In recent months, the State of Louisiana has demanded that we accelerate our efforts on The Road Home contract in order for applications to be processed more quickly. The start-up of production, together with this acceleration, resulted in increased revenue in the fourth quarter of 2006, an increase which we expect to continue into 2007. As applications are processed, however, we expect revenue from this contract to decline later in 2007 and beyond. If we are unable to replace this revenue with new contracts (whether in our existing businesses or from different services, clients, practice areas, offices, geographic focus, or otherwise) or from acquisitions or other investments, our operating results will be adversely affected and our stock price will likely decline.

RISKS RELATED TO OUR INDUSTRY

We rely substantially on government clients for our revenue, and government spending priorities may change in a manner adverse to our business.

We derived approximately 72%, 72% and 49% of our revenue for 2004, 2005 and 2006 from contracts with U.S. federal government agencies and departments, respectively, and approximately 8%, 9%, and 40% of our revenue from contracts with state and local governments in 2004, 2005, and 2006, respectively. In 2006, approximately 35% of our revenue was from The Road Home contract with the State of Louisiana, and we expect even a higher percentage of our revenues in the future from that contract (The Road Home contract accounted for approximately 53% of our revenue in the fourth quarter of 2006). Virtually all of our major government clients have experienced reductions in budgets at some time, often for a protracted period, and we expect similar reductions in the future. In addition, the Office of Management and Budget may restrict expenditures by our federal government clients. A decline in expenditures, or a shift in expenditures away from agencies, departments, projects, or programs that we support, whether to pay for other projects or programs within the same or other agencies or departments, to reduce federal budget deficits, to fund tax reductions, or for other reasons, could materially adversely affect our business, prospects, financial condition or operating results. Moreover, the perception that a cut in Congressional appropriations and spending may occur could adversely affect investor sentiment about our common stock and cause our stock price to fall.

The failure by Congress to approve budgets in a timely manner for the federal agencies and departments we support could delay and reduce spending and cause us to lose revenue and profit.

On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies and departments we support. When Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, then Congress typically enacts a continuing resolution. Continuing resolutions generally allow federal agencies and departments to operate at spending levels based on the previous budget cycle. When federal agencies and departments must operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and new initiatives may be delayed or cancelled. Thus, the failure by Congress to approve budgets in a timely manner can result in either loss of revenue and profit in the event federal agencies and departments are required to cancel existing or new initiatives, or the deferral of revenue and profit to later periods due to delays in the implementation of existing or new initiatives.

Our failure to comply with complex laws, rules and regulations relating to government contracts could cause us to lose business and subject us to a variety of penalties.

We must comply with laws, rules and regulations relating to the formation, administration and performance of government contracts, which affect how we do business with our government clients and impose added costs on our business. Each government client has its own laws, rules, and regulations affecting its contracts. Among the more significant laws, rules, and regulations affecting federal government contracts are:

•

the Federal Acquisition Regulation, and agency regulations analogous or supplemental to the Federal Acquisition Regulation, which comprehensively regulate the formation, administration and performance of federal government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with some contract negotiations;

•

the Procurement Integrity Act, which, among other things, defines standards of conduct for those attempting to secure federal government contracts, prohibits certain activities relating to federal government procurements, and limits the employment activities of certain former federal government employees;

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under cost-based federal government contracts; and

•

laws, rules and regulations restricting (i) the use and dissemination of information classified for national security purposes, (ii) the exportation of specified products, technologies and technical data, and (iii) the use and dissemination of sensitive but unclassified data.

The federal government and other governments with which we do business may in the future change their procurement practices and/or adopt new contracting laws, rules and/or regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. Any failure to comply with applicable laws, rules and regulations could subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, repayments of amounts already received under contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. federal and even state and local government agencies and departments, any of which could substantially adversely affect our reputation, our revenue and operating results, and the value of our stock. Failure to abide by laws applicable to our work for governments outside the United States could have similar effects on that portion of our business. Unless the content requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Unfavorable government audit results could force us to adjust previously reported operating results, could affect future operating results and could subject us to a variety of penalties and sanctions.

The federal government and many states, including Louisiana, audit and review our contract performance, pricing practices, cost structure, financial responsibility and compliance with applicable laws, regulations and standards. Like most major government contractors, we have our business processes, financial information and government contracts audited and reviewed on a continual basis by federal agencies, including the Defense Contract Audit Agency. Audits, including audits relating to companies we have acquired or may acquire or subcontractors we have hired or may hire, could raise issues that have significant adverse effects on our operating results. For example, audits could result in substantial adjustments to our previously reported operating results if costs that were originally reimbursed, or that we believed would be reimbursed, are subsequently disallowed. In addition, cash we have already collected may need to be refunded, past and future operating margins may be reduced, and we may need to adjust our practices, which could reduce profit on other past, current and future contracts. Moreover, a government agency could withhold payments due to us under a contract pending the outcome of any investigation with respect to a contract or our performance under it.

If a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayments of amounts already received under contracts, forfeiture of profits, suspension of payments, fines and suspension or debarment from doing business with U.S. federal and even state and local government agencies and departments. We may also lose business if we are found not to be sufficiently financially responsible. In addition, we could suffer serious harm to our reputation if allegations of impropriety are made against us, whether or not true. Federal governmental audits have been completed on our incurred contract costs only through 2003; audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all our government contracts.

If we are suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with federal or state government agencies and departments is impaired, or if the federal or Louisiana government or other state governments otherwise ceased doing business with us or significantly decreased the amount of business they do with us, our revenue and operating results would be materially harmed.

Our government contracts contain provisions that are unfavorable to us and permit our government clients to terminate our contracts partially or completely at any time prior to completion.

Our government contracts contain provisions not typically found in commercial contracts, including provisions that allow our government clients to terminate or modify these contracts at the government’s convenience upon short notice. If a government client terminates one of our contracts for convenience, we may recover only our incurred and committed costs, settlement expenses, and any fee due on work completed prior to the termination but not the cost for or lost fees on the terminated work. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we would have no right to seek lost fees or other damages. If a government client were to terminate, decline to exercise an option or to curtail further performance with respect to one or more of our significant contracts, our revenue and operating results would be materially harmed.

The adoption of new procurement practices or contracting laws, rules, and regulations and changes in existing procurement practices or contracting laws, rules and regulations could impair our ability to obtain new contracts and could cause us to lose revenue and profit.

In the future, the federal government may change its procurement practices and/or adopt new contracting laws, rules or regulations that could cause federal agencies and departments to curtail the use of services firms or increase the use of companies with a “preferred status,” such as small businesses. For example, legislation restricting the procedure by which services are outsourced to federal government contractors has been proposed in the past, and if such legislation were to be enacted, it would likely reduce the amount of services that could be outsourced by the federal government. Any such changes in procurement practices or new contracting laws, rules or regulations could impair our ability to obtain new contracts and materially reduce our revenue and profit. Other government clients could enact changes to their procurement laws and regulations that could have similar adverse effects on us.

In addition, our business activities may be or may become subject to international, foreign, U.S., state or local laws or regulatory requirements that may limit our strategic options and growth and may increase our expenses and reduce our profit, negatively affecting the value of our stock. We generally have no control over the effect of such laws or requirements on us and they could affect us more than they affect other companies.

RISKS RELATED TO OUR BUSINESS

We depend on contracts with U.S. federal government agencies and departments for a substantial portion of our revenue and profit, and our business, revenue and profit levels could be materially and adversely affected if our relationships with these agencies and departments deteriorate.

Contracts with U.S. federal government agencies and departments accounted for approximately 72%, 72% and 49% of our revenue for fiscal years 2004, 2005 and 2006, respectively. Revenue from contracts with clients in the Environmental Protection Agency (EPA), the Department of Transportation (DOT) and the Department of Homeland Security (DHS) accounted for approximately 39% of our revenue for 2004. Revenue from contracts with clients in the DoD, EPA and DHS accounted for approximately 41% of our revenue for 2005. Revenue from contracts with clients in the DoD, EPA and Department of Health and Human Services accounted for approximately 27% of our revenue for 2006. We believe that federal government contracts will continue to be a significant source of our revenue and profit for the foreseeable future.

Because we have a large number of contracts with clients, we continually bid for and execute new contracts, and our existing contracts continually become subject to recompetition and expiration. Upon the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. There can be no assurance that the requirements those expiring contracts were satisfying will continue after their expiration, that the client will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition (e.g., set aside for small business), or that we will be successful in any such re-procurements. If we are not able to replace the revenue from these contracts, either through follow-on contracts for those requirements or new contracts for new requirements, our revenue and operating results will be materially harmed.

Among the key factors in maintaining our relationships with government agencies and departments (and other clients) are our performance on individual contracts, the strength of our professional reputation, and the relationships of our senior management with client personnel. Because we have many contracts, we expect disagreements and performance issues with clients to arise from time to time. To the extent that such disagreements arise, our performance does not meet client expectations, our reputation or relationships with one or more key clients are impaired, or one or more important client personnel leave their employment, are transferred to other positions, or otherwise become less involved with our contracts, our revenue and operating results could be materially harmed. Our reputation could also be harmed if we work on or are otherwise associated with a project that receives significant negative attention in the news media or otherwise for any reason.

Our increasing dependence on GSA Schedule and other Indefinite Delivery/Indefinite Quantity contracts creates the risk of increasing volatility in our revenue and profit levels.

We believe that one of the key elements of our success is our position as a prime contractor under General Services Administration Multiple-Award Schedule (GSA Schedule) contracts and other Indefinite Delivery/Indefinite Quantity (IDIQ) contracts. As these types of contracts have increased in importance over the last several years, we believe our position as a prime contractor on these contracts has become increasingly important to our ability to sell our services to federal government clients. However, these contracts require us to compete for each delivery order and task order rather than having a more predictable stream of activity and, therefore, revenue and profit, during the term of a contract. There can be no assurance that we will continue to obtain revenue from such contracts at these levels, or in any amount, in the future. To the extent that federal agencies and departments choose to employ GSA Schedule and other contracts encompassing activities with respect to which we are not able to compete or provide services, we could lose business, which would negatively affect our revenue and profitability.

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

We have included backlog data in this Annual Report on Form 10-K under “Item 1. Business—Contract Backlog.” The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based upon factors such as the amount of revenue we have recently recognized on that contract, our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. In the case of contracts that may be renewed at the option of the applicable agency, we generally calculate backlog by assuming that the agency will exercise all of its renewal options; however, the applicable agency may elect not to exercise its renewal options. In addition, federal contracts rely upon Congressional appropriation of funding, which is typically provided only partially at any point during the term of federal contracts, and all or some of the work to be performed under a contract may require future appropriations by Congress and the subsequent allocation of funding by the procuring agency to the contract. Our estimate of the portion of backlog that we expect to recognize as revenue in any future period is likely to be inaccurate because the receipt and timing of this revenue is often dependent upon subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders and delivery orders, many of which are beyond our control. In addition, we may never receive revenue from some of the engagements that are included in our backlog, and this risk is greater with respect to unfunded backlog.

The actual receipt of revenue on engagements included in backlog may never occur or may change because a program schedule could change, the program could be canceled, the governmental agency or other client could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified or terminated. We adjust our backlog periodically to reflect modifications to or renewals of existing contracts, awards of new contracts, or approvals of expenditures. In addition, the maximum contract value specified under a contract awarded to us is not necessarily indicative of the revenue that we will realize under that contract. We also derive revenue from IDIQ contracts, which typically do not require the government to purchase a specific amount of goods or services under the contract other than a small minimum quantity. If we fail to realize revenue corresponding to our backlog, our revenue and operating results for the then current fiscal period, as well as future reporting periods, could be materially adversely affected.

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

We believe that our success depends on the continued contributions of the members of our senior management team, particularly Sudhakar Kesavan, our Chief Executive Officer, John Wasson, our Chief Operating Officer, and Alan Stewart, our Chief Financial Officer. We rely on our senior management to generate business and manage and execute projects and programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with client personnel contribute to our ability to maintain good client relations and identify new business opportunities. We do not generally have employment agreements with members of our senior management team providing for a specific term of employment. The loss of any member of our senior management could impair our ability to identify and secure new contracts, to maintain good client relations, and otherwise to manage our business.

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

One of our strategies is to grow through selected acquisitions. We may not be able to identify suitable acquisition candidates at prices that we consider appropriate. If we do identify an appropriate acquisition candidate, we may not be able to negotiate the terms of the acquisition successfully, finance the acquisition on terms satisfactory to us, or, if the acquisition occurs, integrate the acquired business into our existing business. Our out-of-pocket expenses in identifying, researching and negotiating potential acquisitions will likely be significant, even if we do not ultimately acquire identified businesses. In addition, negotiations of potential acquisitions and the integration of acquired business operations could disrupt our business by diverting management attention away from day-to-day operations and by reducing staff utilization during a transition period. Acquisitions of businesses or other material operations may require additional debt or equity financing or both, resulting in additional leverage or dilution of ownership, or both. Moreover, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings.

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

Businesses we acquire may have liabilities or adverse operating issues, or both, that we fail to discover through due diligence or the extent of which we underestimate prior to the acquisition. For example, to the extent that any business we acquire or any prior owners, employees or agents of any acquired businesses or properties failed to comply with or otherwise violated applicable laws, rules or regulations, or failed to fulfill their obligations, contractual or otherwise, to applicable government authorities, their customers, suppliers or others, we, as the successor owner, may be financially responsible for these violations and failures and may suffer harm to our reputation and otherwise be adversely affected. An acquired business may have problems with internal controls over financial reporting, which could be difficult for us to discover during our due diligence process and could in turn lead us to have significant deficiencies or material weaknesses in our own internal controls over financial reporting. These and any other costs, liabilities and disruptions associated with any of our past acquisitions and any future acquisitions we may pursue could harm our operating results.

We face intense competition from many competitors that have greater resources than we do, which could result in price reductions, reduced profitability and loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts and task orders. If we are unable to compete successfully for new business, our revenue and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing and public relations resources, larger client bases, and greater brand or name recognition than we do. Some of our principal competitors include BearingPoint, Inc., Booz Allen Hamilton, Inc., CRA International, Inc., L-3 Communications Corporation, Lockheed Martin Corporation, Navigant Consulting, Inc., Northrop Grumman Corporation, PA Consulting Group, SAIC, Inc. and SRA International, Inc. We also have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Our competitors may be able to compete more effectively for contracts and offer lower prices to clients, causing us to lose contracts, as well as lowering our profit or even causing us to suffer losses on contracts that we do win. Some of our subcontractors are also competitors, and some of them may in the future secure positions as prime contractors, which could deprive us of work we might otherwise have won under such contracts. Our competitors also may be able to provide clients with different and greater capabilities and benefits than we can provide in areas such as technical qualifications, past performance on relevant contracts, geographic presence, ability to keep pace with the changing demands of clients and the availability of key personnel. Our competitors also have established or may establish relationships among themselves or with third parties or may, through mergers and acquisitions, increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge. Our competitors may also be able to offer higher prices for attractive acquisition candidates, which could harm our strategy of growing through selected acquisitions. In addition, our competitors may engage in activities, whether proper or improper, to gain access to our proprietary information, to encourage our employees to terminate their employment with us, to disparage our Company, and otherwise to gain competitive advantages over us.

We derive significant revenue and profit from contracts awarded through a competitive bidding process, which can impose substantial costs upon us, and we will lose revenue and profit if we fail to compete effectively.

We derive significant revenue and profit from contracts that are awarded through a competitive bidding process. We expect that most of the government business we seek in the foreseeable future will be awarded through competitive bidding. Competitive bidding imposes substantial costs and presents a number of risks, including:

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals for contracts that may or may not be awarded to us;

•	the need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope;

•

the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding, and the risk that such protests or challenges could result in the requirement to resubmit bids, and in the termination, reduction or modification of the awarded contracts; and

•	the opportunity cost of not bidding on and winning other contracts we might otherwise pursue.

To the extent we engage in competitive bidding and are unable to win particular contracts, we not only incur substantial costs in the bidding process that would negatively affect our operating results, but we may lose the opportunity to operate in the market for the services provided under those contracts for a number of years. Even if we win a particular contract through competitive bidding, our profit margins may be depressed or we may even suffer losses as a result of the costs incurred through the bidding process and the need to lower our prices to overcome competition.

We may lose money on some contracts if we underestimate the resources we need to perform under the contract.

We provide services to clients primarily under three types of contracts: time-and-materials contracts; cost-based contracts; and fixed-price contracts. For fiscal 2004, we derived approximately 37%, 41%, and 22% of our revenue from time-and-materials, cost-based contracts and fixed-price contracts, respectively. For fiscal 2005, the corresponding percentages were approximately 42%, 34%, and 24%, respectively. For fiscal 2006, the corresponding percentages were approximately 46%, 20% and 34%, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract, which would adversely affect our operating results.

•

Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses, and we assume the risk that our costs of performance may exceed the negotiated hourly rates.

•

Under our cost-based contracts, which frequently cap many of the various types of costs we can charge and which impose overall and individual task order or delivery order ceilings, we are reimbursed for certain costs incurred, which must be allowable and at or below these caps under the terms of the contract and applicable regulations. If we incur unallowable costs in the performance of a contract, the client will not reimburse those costs, and if our allowable costs exceed any of the applicable caps or ceilings, we will not be able to recover those costs. In some cases, we receive no fees.

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

We have incurred substantial amounts of debt and expect to incur additional debt in the future, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities, and reduce the value of our stock.

As a result of our business activities and acquisitions, we have incurred a substantial amount of debt. Although we reduced our borrowings with the proceeds of the initial public offering (IPO) of our common stock in October 2006, we may incur significant additional debt in the future, which could increase the risks described herein and lead to other risks. The amount of our debt could have important consequences for holders of our stock, including, but not limited to:

•

our future ability to obtain additional financing for working capital, capital expenditures, product and service development, acquisitions, general corporate purposes, and other purposes may be impaired;

•	a substantial portion of our cash flow from operations could be dedicated to the payment of the principal and interest on our debt;

•	our vulnerability to economic downturns and rises in interest rates will be increased;

•	we may be unable to comply with the terms of our financing agreements;

•	our flexibility in planning for and reacting to changes in our business and the marketplace may be limited; and

•	we may be placed at a competitive disadvantage relative to other firms.

Servicing our debt in the future may require a significant amount of cash. Our ability to repay or refinance our debt depends on our successful financial and operating performance. Our financial and operational performance depends upon a number of factors, many of which are beyond our control.

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

In the event of a default under our financing arrangements, the lenders could, among other things, (i) declare all amounts borrowed to be due and payable, together with accrued and unpaid interest, (ii) terminate their commitments to make further loans, and (iii) proceed against the collateral securing the obligations owed to them. Our senior debt is and will continue to be secured by substantially all of our assets. Defaults under additional indebtedness we incur in the future could have these and other effects. Any such default could have a significant adverse effect on the value of our stock.

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

Our existing and future debt will include covenants that restrict our activities and create the risk of defaults, which could impair the value of our stock.

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

We currently have offices in London, Moscow, New Delhi, Rio de Janeiro and Toronto. We also perform work in other foreign countries, some of which have a history of political instability or may expose our employees and subcontractors to physical danger, and we expect to continue to expand our international operations and offices. One element of our strategy to improve our competitiveness is to perform some of our work in countries with lower cost structures, such as India. There can be no assurance, however, that this strategy will be successful. Moreover, this particular element of our strategy could create problems for our ability to compete for U.S. federal, state, or local government contracts, to the extent that the client agencies prefer or mandate that work under their contracts be executed in the United States or by U.S. citizens. In addition, expansion into new geographic regions requires considerable management and financial resources, the expenditure of which may negatively impact our results, and we may never see any return on our investment. Moreover, we are required to comply with the U.S. Foreign Corrupt Practices Act, or FCPA, which generally prevents the making of payments to foreign officials in order to obtain or retain business. Some of our competitors may not be subject to FCPA restrictions. Our operations are subject to risks associated with operating in, and selling to and in, foreign countries, including, but not limited to, those listed elsewhere in this “Risk Factors” section and:

•	compliance with the laws, regulations, policies, legal standards and enforcement mechanisms of the United States and the other countries in which we operate, which are sometimes inconsistent;

•	currency fluctuations and devaluations and limitations on the conversion of foreign currencies into U.S. dollars;

•	recessions, depressions, inflation, hyperinflation, price controls, strikes and political and economic instability;

•	rapid changes in and high interest rates;

•	restrictions on the ability to repatriate profits to the United States or otherwise move funds;

•	potential personal injury to personnel who may be exposed to military conflicts and other hostile situations in foreign countries, including Afghanistan and Iraq;

•	civil disturbances, terrorist activities, acts of war, natural disasters, epidemics, pandemics and other catastrophic events;

•	expropriation and nationalization of our assets or those of our subcontractors and other inabilities to protect our property rights;

•	difficulties in managing and staffing foreign operations, dealing with differing local business cultures and practices, and collecting accounts receivable;

•	longer sales cycles;

•	confiscatory taxes or other adverse tax consequences;

•	tariffs, duties, import and export controls and other trade barriers; and

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

We could lose revenue, profit and clients and be exposed to liability if we have disagreements with our clients or fail to meet client expectations. We create, implement and maintain solutions that are often critical to our clients’ operations, and the needs of our clients are rapidly changing. Our ability to secure new work and hire and retain qualified staff depends heavily on our overall reputation, as well as the individual reputations of our staff members. Perceived poor performance on even a single contract could seriously impair our ability to secure new work and hire and retain qualified staff. In addition, we have experienced, and may experience in the future, some systems and service failures, schedule or delivery delays, and other problems in connection with our work.

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

Our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for federal government clients, which could cause us to lose business.

Some federal government contracts require us to maintain facility security clearances and require some of our employees to maintain individual security clearances. The federal government has the right to grant and terminate such clearances. If our employees lose or are unable to obtain needed security clearances in a timely manner, or we lose or are unable to obtain a needed facility clearance, federal government clients can limit our work under or terminate some contracts. To the extent we cannot obtain the required facility clearances or security clearances for our employees or we fail to obtain them on a timely basis, we may not derive our anticipated revenue and profit, which could harm our operating results. In addition, a security breach relating to any classified or sensitive but unclassified information entrusted to us could cause serious harm to our business, damage our reputation and result in a loss of our facility or individual employee security clearances.

Our relations with other contractors are important to our business and, if disrupted, could cause us damage.

We derive a portion of our revenue from contracts under which we act as a subcontractor or from “teaming” arrangements in which we and other contractors jointly bid on particular contracts, projects or programs. During 2004 and 2005, our revenue as a subcontractor was between 13% and 14% of our revenue. For fiscal 2006, our revenue as a subcontractor was approximately 11% of our revenue. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, result in reduction of the amount of our work under or termination of that contract, and could cause us not to obtain future work, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue and profit in the foreseeable future. Moreover, our revenue and operating results could be materially and adversely affected if any prime contractor or teammate does not pay our invoices in a timely fashion, chooses to offer products or services of the type that we provide, teams with other companies to provide such products or services, or otherwise reduces its reliance upon us for such products or services.

The diversity of the services we provide and the clients we serve may create actual, potential and perceived conflicts of interest and conflicts of business that limit our growth and lead to liability for us.

Because we provide services to a wide array of both government and commercial clients, occasions arise where, due to actual, potential or perceived conflicts of interest or business conflicts, we cannot perform work for which we are qualified. A number of our contracts contain limitations on the work we can perform for others, such as, for example, when we are assisting a governmental agency or department in the development of regulations or enforcement strategies. Our internal procedure requires that, whenever a project we are pursuing may pose a potential conflict of interest or business, our Conflict of Interest Manager, or COI Manager, is notified prior to initiation of work. The COI Manager is then responsible for determining the extent of any possible conflict. As a result of these actions, we may determine that no actual or potential conflict is likely and the pursuit of the project should proceed, the likelihood of actual or potential conflict is sufficiently great that we should not pursue the project at all, or there is an actual or potential conflict of interest that can be mitigated by an appropriately fashioned mitigation plan, which must then be created and implemented. However, there can be no assurance that this process will work properly. Actual, potential and perceived conflicts limit the work we can do and, consequently, can limit our growth, adversely affect our operating results, and reduce the value of our Company. In addition, if we fail to address actual or potential conflicts properly, even if we simply fail to recognize a perceived conflict of interest, we may be in violation of our existing contracts, may otherwise incur liability and lose future business for not preventing the conflict from arising, and our reputation may suffer. As we grow and further diversify our service offerings, client base and geographic reach, the potential for actual and perceived conflicts will increase, further adversely affecting our operating results.

We sometimes incur costs before a contract is executed or appropriately modified. To the extent a suitable contract or modification is not subsequently signed or we are not paid for our work, our revenue and profit will be reduced.

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

As we develop new services, new clients and new practices, enter new lines of business, and focus more of our business on providing implementation and improvement services rather than advisory services, our risks of making costly mistakes increase.

We currently assist our clients both in advisory capacities and by helping them implement and improve the solutions to their problems. As part of our corporate strategy, we are attempting to sell more services relating to implementation and improvement, and we are regularly searching for ways to provide new services to clients. In addition, we plan to extend our services to new clients, into new lines of business, and into new geographic locations. As we change our focus towards implementation and improvement; attempt to develop new services, new clients, new practice areas and new lines of business; open new offices; and do business in new geographic locations, those efforts could harm our results of operations and could be unsuccessful.

In addition, there can be no assurance that we will maintain our current revenue or profitability or achieve any growth at all or that, if we grow our revenue, we will do so profitably. Competitive pressures may require us to lower our prices in order to win new work. In addition, growth and attempts to grow place substantial additional demands on our management and staff, as well as on our information, financial, administrative and operational systems, demands that we may not be able to manage successfully. Growth may require increased recruiting efforts, opening new offices, increased business development, selling, marketing and other actions that are expensive and entail increased risk. We may need to invest more in our people and systems, controls, policies and procedures than we anticipate. Therefore, even if we do grow, the demands on our people and systems, controls, policies and procedures may be sufficiently great that the quality of our work, our operating margins and our operating results suffer.

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

When entering into contracts with commercial clients, we attempt, where feasible and appropriate, to negotiate indemnification protection from our clients, as well as monetary limitation of liability for professional acts, errors and omissions, but it is not always possible to do so. In addition, we cannot be sure that these contractual provisions will protect us from liability for damages if action is taken against us. Claims against us, both under our client contracts and otherwise, have arisen in the past, exist currently, and will arise in the future. These claims include actions by employees, clients and third parties. Some of the work we do, for example, in the environmental area, is potentially hazardous to our employees, our clients and third parties, and they may suffer damage because of our actions or inaction. We have various policies and programs in the environmental, health and safety area, but they may not prevent harm to employees, clients, and third parties. Our insurance coverage may not be sufficient to cover all of the claims against us, insurance may not continue to be available on commercially reasonable terms in sufficient amounts to cover such claims, or at all, and our insurers may disclaim coverage as to any or all such claims, and otherwise may be unwilling or unable to cover such claims. The successful assertion of any claim or combination of claims against us could seriously harm our business. Even if not successful, such claims could result in significant legal and other costs, harm our reputation, and be a distraction to management.

We depend on our intellectual property and our failure to protect it could enable competitors to market services and products with similar features, which may reduce demand for our services and products.

Our success depends in part upon our internally developed technology and models, proprietary processes and other intellectual property that we utilize to provide our services and incorporate in our products. If we are unable to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Federal government clients typically retain a perpetual, world-wide, royalty-free right to use the intellectual property we develop for them in any manner they deem appropriate, including providing it to our competitors in connection with their performance of federal government contracts. When necessary, we seek authorization to re-use intellectual property developed for the federal government or to secure export authorization. Federal government clients may grant contractors the right to commercialize software developed with federal funding, but they are not required to do so. In any event, if we were to use improperly intellectual property even partially funded by the federal government, the federal government could seek damages and royalties from us, sanction us and prevent us from working on future federal government contracts.

We may be unable to prevent unauthorized parties from copying or otherwise obtaining and using our technology and models. Policing unauthorized use of our technology and models is difficult, and we may not be able to prevent misappropriation, particularly in foreign countries where the laws, and enforcement of those laws, may not protect our intellectual property as fully as those in the United States. Others, including our employees, may compromise the trade secrets and other intellectual property that we own. Although we require our employees to execute non-disclosure and intellectual property assignment agreements, these agreements may not be legally or practically sufficient to protect our rights. Litigation may be necessary to enforce our intellectual property rights, to protect our trade secrets, and to determine the validity and scope of our proprietary rights and the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources, with no assurance of success.

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

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

Our prior acquisitions were accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of December 31, 2006, goodwill and purchased intangibles accounted for approximately $83.8 million and $2.7 million, or approximately 39% and 1%, respectively, of our total assets. Since December 31, 2006, we have completed two acquisitions, and we plan to continue acquiring businesses if and when opportunities arise, further increasing these amounts. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our balance sheet and book an impairment charge in our statement of operations.

We amortize intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and also review them for impairment. If, as a result of acquisitions or otherwise, the amount of intangible assets being amortized increases, so will our depreciation and amortization charges in future periods.

RISKS RELATED TO OUR CAPITAL STRUCTURE AND LIMITED EXPERIENCE AS A PUBLIC COMPANY

A public market for our common stock has only existed for a limited period of time and our stock price is volatile and could decline.

Prior to September 28, 2006, there was no public market for our common stock. An active trading market for our common stock may not be sustained, which could adversely affect your ability to sell your shares and could depress the market price of your shares.

The stock market in general has been highly volatile, as has the market price of our common stock. The market price of our common stock is likely to continue to be volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed elsewhere in this “Risk Factors” section and others such as:

•	our operating performance and the performance of other similar companies and companies deemed to be similar;

•	actual or anticipated fluctuations in our operating results from quarter to quarter;

•	changes in estimates of our revenue, earnings or operating results or recommendations by securities analysts;

•	revenue, earnings or operating results that differ from securities analysts’ estimates;

•	publication of reports about us or our industry;

•	speculation in the press and investment community;

•	statements or actions by clients or government officials, even if they are not our clients;

•	commencement, completion and termination of contracts, any of which can cause us to incur significant expenses without corresponding payments or revenue, during any particular quarter;

•	timing of significant costs and investments, such as bid and proposal costs or the costs involved in planning or making acquisitions;

•	variations in purchasing patterns under our contracts;

•	additions to and departures of staff;

•	our contract mix and the extent we use subcontractors and changes in either;

•	changes in our staff utilization rates, which can be caused by various factors outside our control, including inclement weather that prevents our professional staff from traveling to work sites;

•	any seasonality of our business;

•	strategic decisions by us or our competitors, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, and changes in business strategy;

•	the level and cost of our debt;

•	changes in presidential administrations and governmental officials;

•	changes or perceived changes in policy and budgetary measures that affect government contracts;

•	federal and state government and other clients’ spending levels, both generally and by our particular clients;

•	the passage of legislation and other regulatory developments that adversely affect us or our industry;

•	the unwillingness of certain parties to purchase our stock because of limitations on foreign ownership, control, or influence or for other reasons;

•	the failure by Congress to approve budgets in a timely fashion;

•	changes or perceived changes in the professional services industry in general and the government services industry in particular;

•	changes in accounting principles and policies;

•	civil disturbances, terrorist activities, acts of war, epidemics, pandemics, “Acts of God,” and other catastrophic events;

•	general market conditions, including economic factors unrelated to our performance; and

•	military and other actions related to international conflicts, wars, or otherwise.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Our principal investor has significant influence over us, which could result in actions of which other stockholders do not approve.

Our principal stockholder, CM Equity Partners, L.P. and affiliated partnerships, or CMEP, owns a majority of our outstanding common stock. As a result, CMEP has significant influence over the outcome of all matters upon which our stockholders vote, including the election of directors, amendments to our certificate of incorporation and bylaws, and mergers and other business combinations. CMEP’s interests may not be aligned with the interests of our other investors. This concentration of ownership and voting power may also have the effect of delaying or preventing a change in control of our Company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

Our principal investor and some members of our board of directors may have conflicts of interest that could hinder our ability to make acquisitions.

One of our principal growth strategies is to make selective acquisitions of complementary businesses. CMEP sponsors private equity funds. Some of these funds are focused on investments in, among other things, businesses in the federal services sector. Our directors Peter M. Schulte and Joel R. Jacks are principals of CMEP. In addition, Messrs. Schulte and Jacks, as well as our director Dr. Edward H. Bersoff, are directors and officers of ATS Corporation (ATS), a public company that owns Advanced Technology Systems, Inc., a federal information technology services provider that plans to grow by acquisition. We are not aware of any situation to date in which CMEP, ATS and we have simultaneously pursued the same acquisition target. However, it is possible that CMEP, its related funds or ATS could be interested in acquiring businesses that we would also be interested in acquiring, and that these relationships could hinder our ability to carry out our acquisition strategy. In the event this situation arises in the future, we plan to refer the matter to independent members of our board of directors who are neither members of management nor affiliated with either CMEP or ATS.

Before our recent public offering, we had never operated as a public company, and fulfilling our obligations incident to being a public company will be expensive and time consuming.

When we were a private company, we maintained a relatively small finance and accounting staff. We did not have an internal audit group, and we were not required to maintain and establish disclosure controls and procedures and internal control over financial reporting as required under the federal securities laws. As a public company, we are required by the Sarbanes-Oxley Act of 2002 and the rules and regulations of the U.S. Securities and Exchange Commission (SEC), as well as the rules of the Nasdaq market, to implement additional corporate governance practices and to adhere to a variety of accounting and reporting requirements. Compliance with these public company obligations will require significant management time, place significant additional demands on our finance and accounting staff and on our financial, accounting and information systems. We may need to hire additional accounting and financial staff with appropriate public company reporting experience and technical accounting knowledge. Other expenses associated with being a public company include increased auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees, and listing fees, as well as other miscellaneous expenses. All of these costs will affect our operating results and could adversely affect our stock price. In addition, we may underestimate their magnitude, which could also adversely affect our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 will require us to document and test our internal controls over financial reporting during fiscal 2007 and beyond and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our future results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It also may require our independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness of such controls for our fiscal year ending December 31, 2007, and subsequent years. Our independent registered public accounting firm may also be required to test, evaluate, and report on our assessment. In addition, we are required under the Securities Exchange Act of 1934, as amended, to maintain disclosure controls and procedures and internal control over financial reporting. Moreover, it may cost us more than we expect to comply with these control- and procedure-related requirements.

We may in the future discover areas of our internal controls that need improvement, particularly with respect to businesses that we have recently acquired or may acquire in the future. We cannot be certain that any remedial measures we take will ensure that we implement and maintain adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting as of December 31, 2007, and in future periods as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, the Nasdaq Global Select Market or other regulatory authorities, which could also result in a decrease in the value of our common stock.

A substantial number of shares will become eligible for sale in the near future, which could cause our common stock price to decline significantly.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. In March 2007, 8,251,935 shares became available for sale in the public market following the expiration of lock-up agreements by CMEP and certain other stockholders. As these restrictions on resale end, the market price of our common stock could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. In addition, options to purchase 1,487,082 shares of our common stock were exercisable as of December 31, 2006, and, after that date, other options will become exercisable and restricted stock awards and restricted stock units will vest. Shares issued upon the exercise of any of these stock options and at the vesting of these restricted stock awards and restricted stock units will generally be available for sale in the public market.

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

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and could delay or prevent a change-in-control transaction. They could also have the effect of discouraging others from making tender offers for our common stock. These provisions may also prevent changes in our management.

We indemnify our officers and the members of our board of directors under certain circumstances. Such provisions may discourage stockholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also have the effect of reducing the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited you and other stockholders. In addition, your investment in our stock may be adversely affected to the extent that we pay the costs of settlement and damage awards against our officers or directors pursuant to such provisions.

If you invest in our common stock, you could experience substantial dilution.

From our IPO through December 31, 2006, the price of our common stock was substantially higher than the net tangible book value per share of our outstanding common stock. In addition, we have offered, and we expect to continue to offer, stock to our employees and directors. Such stock is likely to be offered to our employees and directors at prices below the then current market prices. Our employee stock purchase plan allows employees to purchase our stock at a discount to the market price. Options issued in the past have had per-share exercise prices below the recent price of our stock. As of December 31, 2006, there were 1,487,082 shares of common stock issuable upon exercise of outstanding stock options at a weighted average exercise price of $6.01 per share. Additional options may be granted to employees and directors in the future at per-share exercise prices below the then current market prices.

In addition, we may be required, or could elect, to seek additional equity financing in the future or to issue preferred or common stock to pay all or part of the purchase price for any businesses, products, technologies, intellectual property and/or other assets or rights we may acquire or to pay for a reduction, change, and/or elimination of liabilities in the future. If we issue new equity securities under these circumstances, our stockholders may experience additional dilution and the holders of any new equity securities may have rights, preferences and privileges senior to those of the holders of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our office facilities and do not own any real estate. We have leased our corporate headquarters through October 2012 at 9300 Lee Highway in Fairfax, Virginia, in the Washington D.C. metropolitan area. As of December 31, 2006, we leased approximately 200,000 square feet of office space at this and an adjoining building. These buildings house a portion of our operations and substantially all of our corporate functions, including executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services and contracts.

As of December 31, 2006, we also leased approximately 200,000 square feet of office space in about two dozen other locations throughout the United States and around the world, with various lease terms expiring over the next six years. As of December 31, 2006, approximately 40,000 square feet of the space we lease was subleased to other parties. We believe that our current office space, together with other office space we will be able to lease, will meet our needs for the next several years.

In addition, a portion of our operations staff is housed at client-provided facilities, pursuant to the terms of a number of our customer contracts.

ITEM 3.	LEGAL PROCEEDINGS

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations or cash flows.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On September 28, 2006, our common stock commenced trading on The Nasdaq Global Select Market (“Nasdaq”) under the symbol “ICFI.” The high and low sales prices of our common stock for the quarter ended December 31, 2006 were $18.07 and $11.66, respectively.

Holders

As of March 15, 2007, there were 98 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

Dividends

We have neither declared nor paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business. Therefore, we do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from September 28, 2006 (the first day of trading in our common stock) through December 31, 2006, with the cumulative total return on (i) the NASDAQ Composite, (ii) the Russell 2000 stock index, and (iii) a peer group composed of other government and commercial service providers with whom we compete: SAIC, Inc., SI International, Inc., SRA International, Inc., CRA International, Inc., and Navigant Consulting, Inc. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN*

Among ICF International, Inc., The NASDAQ Composite Index, The Russell 2000 Index,

and The Peer Group

*	$100 invested on 9/28/06 in stock or on 8/31/06 in index, including reinvestment of dividends.

December 31, 2006
ICF International, Inc.	$118.53
NASDAQ Composite	110.64
Russell 2000 Index	109.81
Peer Group	96.58

Recent Sales of Unregistered Securities

Since January 1, 2004, we have issued the following securities that were not registered under the Securities Act as summarized below. No underwriters were involved in the following sales of securities.

(a) Issuances of Common Stock

(1)	On April 30, 2004, we issued 15,000 shares of our common stock to one of our directors for consideration of $110,100.

(2)	On December 28, 2004, we issued an aggregate of 26,090 shares of our common stock to certain of our employees and directors for aggregate consideration of $191,500.60.

(3)	Effective January 1, 2005, we issued 68,120 shares to certain stockholders of Synergy, Inc. as part of the consideration for our acquisition of Synergy, Inc.

(4)	On March 31, 2005, we issued an aggregate of 51,278 shares of our common stock to certain of our employees for aggregate consideration of $376,380.52.

(5)	On September 6, 2005, we issued 29,500 shares of our common stock to one of our employees for consideration of $216,530.

(6)	On September 30, 2005, we issued an aggregate of 11,812 shares of our common stock to certain of our employees and directors for aggregate consideration of $86,700.08.

(7)	On February 13, 2006, we issued 11,050 shares of our common stock to one of our employees for consideration of $100,002.50.

(8)	On March 31, 2006, we issued an aggregate of 33,100 shares of our common stock to certain of our employees for aggregate consideration of $299,555.

(9)	On April 3, 2006, we issued 5,000 shares of our common stock to one of our employees for consideration of $45,250.

(10)	On July 14, 2006, we issued 21,877 shares of our common stock to one warrant holder in a cashless exercise for consideration of $0.01.

(11) On September 28, 2006, we issued 30,904 shares of our common stock to one warrant holder in a cashless exercise for consideration of $0.02.

Each of the sales described under “Issuances of Common Stock” above was made in reliance upon the exemption from the registration provisions of the Securities Act set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering and the rules and regulations thereunder. The purchasers or recipients of securities in each case acquired the securities for investment only and not with a view to the distribution thereof. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business or other relationships, to information about us.

(b) Stock Option Grants/Exercises and Grants of Restricted Stock

(1)	On January 1, 2004, we issued to certain of our employees options to purchase an aggregate of 122,000 shares of our common stock at an exercise price of $7.34 per share.

(2)	In April and May 2004, we issued to certain of our employees options to purchase an aggregate of 9,000 shares of our common stock at an exercise price of $7.34 per share.

(3)	On August 23, 2004, we issued to one of our employees options to purchase 1,500 shares of our common stock at an exercise price of $7.34 per share.

(4)	In January 2005, we issued to certain of our employees options to purchase 16,000 shares of our common stock at an exercise price of $7.34 per share.

(5)	On March 28, 2005, we issued to one of our employees options to purchase 1,500 shares of our common stock at an exercise price of $7.34 per share.

(6)	In July, August and September 2005, we issued to certain of our employees options to purchase an aggregate of 48,000 shares of our common stock at an exercise price of $7.34 per share.

(7)	On September 6, 2005, we issued 16,500 shares of restricted common stock to an employee.

(8)	On November 11, 2005, we issued to one of our employees options to purchase 7,000 shares of our common stock at an exercise price of $7.34 per share.

(9)	On December 22, 2005, we issued to certain of our employees options to purchase 29,545 shares of our common stock at an exercise price of $9.05 per share.

(10)	In January 2006, we issued to certain of our employees options to purchase an aggregate of 15,000 shares of our common stock at an exercise price of $9.05 per share.

(11)	In April 2006, we issued to the certain of our employees options to purchase an aggregate of 16,000 shares of our common stock at an exercise price of $9.05 per share.

(12)	On May 5, 2006, we issued to certain of our employees options to purchase an aggregate of 47,780 shares of our common stock at an exercise price of $9.05 per share.

(13)	Effective July 10, 2006, we issued 12,500 shares of restricted common stock to an employee.

(14)	On July 21, 2006, we issued 22,500 shares of our common stock to one of our former employees upon the exercise of stock options at exercise prices ranging from $5.00 to $9.05 per share.

Each of the sales described under “Stock Option Grants/Exercises and Grants of Restricted Stock” above was made in reliance upon the exemption from the registration provisions of the Securities Act set forth in Rule 701 promulgated under the Securities Act as the transactions were effected under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. Except with respect to the exercise of stock options by our former employee described in transaction (14) above, the recipients of these securities were our employees and directors and received the securities under the ICF Consulting Group, Inc. Management Stock Option Plan (the 1999 Plan) and no consideration other than the continued employment or service by the employee and director recipients was received by us in connection with any of these issuances of securities. With respect to transaction (14) above, the recipient of the securities was our employee at the time the options for the securities were issued and received such options under the 1999 Plan. Each of the recipients of securities in these transactions had adequate access, through employment, business or other relationships, to information about us.

Purchases of Equity Securities by Issuer

None.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial and other data should be read in conjunction with our financial statements and the related notes, and with “Management’s discussion and analysis of financial condition and results of operations,” included elsewhere in this Annual Report on Form 10-K. The statement of operations and consolidated balance sheet data for each of the fiscal years in the five-year period ended December 31, 2006 are qualified by reference to our audited financial statements included in this Annual Report on Form 10-K.

The selected financial data reflect our adoption of Statement of Financial Accounting Standards (SFAS) No. 123(R) on January 1, 2006, our acquisition of two divisions of Arthur D. Little International, Inc. (ADL) in May 2002, Synergy, Inc. (Synergy) in January 2005, and Caliber Associates, Inc. (Caliber) in October 2005, and our divestiture of ICF Energy Solutions, Inc. (ESI) in April 2004.

	Year Ended December 31,
	2006		2005		2004	2003	2002
	(In thousands, except per share amounts)
Statement of Earnings Data:
Revenue	$331,279		$177,218		$139,488	$145,803	$143,496
Direct costs	217,747		106,078		83,638	91,022	87,345
Operating expenses
Indirect and selling expenses	87,056	(1)	60,039	(2)	46,097	45,335	47,156
Depreciation and amortization	3,536		5,541		3,155	3,000	3,664

Earnings from continuing operations	22,940		5,560		6,598	6,446	5,331
Other (expense) income
Interest expense	(3,509)		(3,162)		(1,378)	(3,148)	(3,003)
Other	646		1,489		79	86	63

Total other (expense) income	(2,863)		(1,673)		(1,299)	(3,062)	(2,940)

Income from continuing operations before income taxes	20,077		3,887		5,299	3,384	2,391
Income tax expense	8,210		1,865		2,466	1,320	1,099

Income from continuing operations	11,867		2,022		2,833	2,064	1,292
Discontinued operations
Income (loss) from discontinued operations, net	—		—		(196)	308	(503)
Gain from disposal of subsidiary, net	—		—		380	—	—

Income (loss) from discontinued operations	—		—		184	308	(503)
Net income (loss)	$11,867		$2,022		$3,017	$2,372	$789

Earnings (loss) from continuing operations per share
Basic	$1.15		$0.22		$0.31	$0.23	$0.16
Diluted	$1.10		$0.21		$0.30	$0.23	$0.15
Earnings (loss) per share
Basic	$1.15		$0.22		$0.33	$0.26	$0.10
Diluted	$1.10		$0.21		$0.32	$0.26	$0.09
Weighted-average shares
Basic	10,321		9,185		9,080	9,088	8,266
Diluted	10,796		9,737		9,398	9,210	8,385

	Year Ended December 31,
	2006		2005		2004	2003	2002
	(Unaudited)
	(In thousands)
Other Operating Data:
EBITDA from continuing operations(3)	26,476		11,101		9,753	9,446	8,995
Non-cash compensation charge included in EBITDA from continuing operations	1,069	(1)	2,138	(2)	—	—	—
Initial lease abandonment charge included in EBITDA from continuing operations	4,309	(1)	—		—	—	—
Non-recurring bonus charge related to IPO included in EBITDA from continuing operations	2,700	(1)	—		—	—	—

	2006		2005		2004	2003	2002
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$2,997		$499		$797	$1,643	$660
Net working capital	22,351		18,141		5,502	6,085	10,305
Total assets	215,827		151,124		94,057	101,842	105,945
Current portion of long-term debt	—		6,767		4,235	4,235	3,750
Long-term debt, net of current portion	—		54,205		16,844	20,313	27,904
Total stockholders’ equity	113,947		52,903		47,861	45,276	43,079

(footnotes on following page)

(1)

Indirect and selling expenses for the year ended December 31, 2006 included a second quarter pre-tax charge of $4.3 million resulting from the abandonment of our San Francisco, California leased facility and abandonment of a portion of our Lexington, Massachusetts leased facility, a $2.7 million bonus payment related to the initial public offering of our common stock, and a non-cash compensation charge of $1.1 million. See “Management’s discussion and analysis of financial condition and results of operations—Operating Expenses—Indirect and selling expenses.”

(2)

Indirect and selling expenses for the year ended December 31, 2005 included a non-cash compensation charge of $2.1 million in December 2005 resulting from the acceleration of the vesting of all then outstanding stock options. See “Management’s discussion and analysis of financial condition and results of operations—Results of Operations—Year ended December 31, 2005 compared to year ended December 31, 2004.”

(3)

EBITDA from continuing operations, a measure used by us to evaluate performance, is defined as net income (loss) plus (less) loss (income) from discontinued operations, less gain from sale of discontinued operations, less other income, plus other expenses, net interest expense, income tax expense and depreciation and amortization. We believe EBITDA from continuing operations is useful to investors because similar measures are frequently used by securities analysts, investors and other interested parties in the evaluation of companies in our industry. EBITDA from continuing operations is not a recognized term under generally accepted accounting principles and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA from continuing operations may not be comparable to other similarly titled measures used by other companies. EBITDA from continuing operations is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments, capital expenditures and debt service. Our credit agreement includes covenants based on EBITDA from continuing operations, subject to certain adjustments. See “Management’s discussion and analysis of financial condition and results of operations—Liquidity and Capital Resources.” A reconciliation of net income (loss) to EBITDA from continuing operations follows:

	Year ended December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Net income	$11,867	$2,022	$3,017	$2,372	$789
Loss (income) from discontinued operations	—	—	196	(308)	503
Gain from sale of discontinued operations	—	—	(380)	—	—
Other expense (income)	(646)	(1,489)	(79)	(86)	(63)
Interest expense	3,509	3,162	1,378	3,148	3,003
Income tax expense (benefit)	8,210	1,865	2,466	1,320	1,099
Depreciation and amortization	3,536	5,541	3,155	3,000	3,664

EBITDA from continuing operations	$26,476	$11,101	$9,753	$9,446	$8,995

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected financial data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, such as statements of our plans, objectives, expectations and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We provide management, technology and policy consulting and implementation services primarily to government clients, as well as to commercial and international clients. We help our clients conceive, develop, implement and improve solutions that address complex economic, social and national security issues. Our services primarily address four key markets: energy; environment and infrastructure; health, human services and social programs; and homeland security and defense. Increased government involvement in virtually all aspects of our lives has created opportunities for us to resolve issues at the intersection of the public and private sectors. We believe that demand for our services will continue to grow as government, industry and other stakeholders seek to understand and respond to geopolitical and demographic changes, budgetary constraints, heightened environmental and social concerns, rapid technological changes and increasing globalization.

Our federal, state and local government, commercial and international clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including the Department of Defense, the Environmental Protection Agency, the Department of Homeland Security, the Department of Transportation, the Department of Health and Human Services, the Department of Housing and Urban Development, the Department of Justice and the Department of Energy. U.S. federal government clients generated approximately 49% of our revenue in 2006. Our state and local government clients include the states of Louisiana, New York, Pennsylvania, and California. State and local government clients generated approximately 40% of our revenue in 2006. Revenue generated from our state and local government clients increased in 2006, primarily due to our work on The Road Home contract with the State of Louisiana. We also serve commercial and international clients, primarily in the energy sector, including electric and gas utilities, oil companies and law firms. Our commercial and international clients generated approximately 11% of our revenue in 2006. We have successfully worked with many of these clients for decades, providing us a unique and knowledgeable perspective on their needs.

We report operating results and financial data as a single segment based upon the information used by our chief operating decision makers in evaluating the performance of our business and allocating resources. Our single segment represents our core business, professional services for government and commercial clients. Although we describe our multiple service offerings to four markets to provide a better understanding of our business, we do not manage our business or allocate our resources based on those service offerings or markets.

In connection with our IPO, completed on October 3, 2006, we issued 3,659,448 shares of common stock at an offering price of $12 per share. On October 23, 2006, in accordance with the terms of our agreement with the underwriters of the IPO, we sold an additional 700,500 shares at $12 per share, representing a full exercise of the underwriters’ over-allotment option. Including the over-allotment option, we issued a total of 4,359,948 shares of common stock in the IPO.

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

Fixed-Price Contracts. Revenue for fixed-price contracts is recognized when earned, generally as work is performed in accordance with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition. Services performed vary from contract to contract and are not uniformly performed over the term of the arrangement. Revenue on certain fixed-price contracts is recorded each period based on contract costs incurred to date compared with total estimated costs at completion (cost-to-cost method). Performance is based on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Clients are obligated to pay as services are performed, and in the event that a client cancels the contract, payment for services performed through the date of cancellation is negotiated with the client. Revenue on certain fixed-price contracts is recognized ratably over the period benefited. Revenue on certain other fixed-price contracts is recorded based on units delivered to the customer multiplied by the contract-defined unit price.

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

Goodwill and the amortization of intangible assets

Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill, in accordance with SFAS No. 141, Business Combinations. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead reviewed annually (or more frequently if impairment indicators arise) for impairment in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets.

We have elected to perform the annual goodwill impairment review as of September 30 of each year during the fourth quarter. Based upon management’s review, including a valuation report issued by an investment bank, we determined that no goodwill impairment charge was required for 2005 or 2006.

We follow the provisions of SFAS No. 144 in accounting for impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flow expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

New Accounting Standards

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, which clarifies SFAS No. 109 and prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. In our initial application, FIN No. 48 will be applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at adoption date will be recognized or continue to be recognized. The accounting provisions of FIN No. 48 were effective for us beginning January 1, 2007. We have not determined the effect, if any, that the adoption of FIN No. 48 will have on our financial position and results of operations.

In September 2006, the FASB issued FASB Statement No. 157 (SFAS No. 157), Fair Value Measurements. SFAS No.157 proscribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS No. 157 will be effective for us beginning January 1, 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108), Quantifying Financial Statement Errors. SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial condition or results of operations.

REVENUE

We earn revenue from services that we provide to government and commercial clients in four key markets:

•	energy;

•	environment and infrastructure;

•	health, human services and social programs; and

•	homeland security and defense.

The following table shows our revenue from each of our four markets as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market.

	Year ended December 31,
	2006	2005	2004
Energy	12%	20%	21%
Environment and infrastructure	17%	35%	44%
Health, human services and social programs	53%	17%	16%
Homeland security and defense	18%	28%	19%

Total	100%	100%	100%

The proportion of our revenue from each market identified in the above table changed significantly from 2004 to 2005, due primarily to our acquisitions. The proportion of revenue from each market identified in the above table changed significantly from 2005 to 2006 primarily due to the start of The Road Home contract and the acquisition of Caliber Associates, Inc. See “—Acquisitions” below for a discussion of our 2005 acquisitions. The revenue from The Road Home contract may be adversely affected in future periods for a variety of reasons, including reductions in hourly rates and unit prices and any penalties resulting from our failure to achieve future performance measures established under the contract. See “Risk Factors—Risks Related to The Road Home Contract.”

Our primary clients are the State of Louisiana and agencies and departments of the U.S. federal government. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Year ended December 31,
	2006	2005	2004
U.S. federal government	49%	72%	72%
U.S. state and local government	40%	9%	8%
Domestic commercial	7%	14%	13%
International	4%	5%	7%

Total	100%	100%	100%

Revenue generated from our state and local government clients increased in 2006, due primarily to our work in connection with The Road Home contract with the State of Louisiana.

Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us strong client relationships. In 2006, 2005 and 2004, approximately 89%, 86% and 87% of our revenue, respectively, was from prime contracts.

Contract mix

We had over 1,200 active contracts in 2006. Our contracts with clients include time-and-materials contracts, cost-based contracts (including cost-based fixed fee, cost-based award fee and cost-based incentive fee, as well as grants and cooperative agreements), and fixed-price contracts. Our contract mix varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the content requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

The following table shows our revenue from each of these types of contracts as a percentage of total revenue for the periods indicated.

	Year ended December 31,
	2006	2005	2004
Time-and-materials	46%	42%	37%
Fixed-price	34%	24%	22%
Cost-based	20%	34%	41%

Total	100%	100%	100%

Time-and-materials contracts. Under time-and-materials contracts, we are paid for labor at fixed hourly rates and generally reimbursed separately for allowable materials, other direct costs and out-of-pocket expenses. Our actual labor costs may vary from the expected costs which formed the basis for our negotiated hourly rates if we need to hire additional employees at higher wages, increase the compensation paid to existing employees, or are able to hire employees at lower-than-expected rates. Our non-labor costs, such as fringe benefits, overhead and general and administrative costs, also may be higher or lower than we anticipated. To the extent that our actual labor and non-labor costs under a time-and-materials contract vary significantly from the negotiated hourly rates, we can generate more or less than the targeted amount of profit or, perhaps, a loss.

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

DIRECT COSTS

Direct costs consist primarily of costs incurred to provide services to clients, the most significant of which are subcontractors and employee salaries and wages, plus associated fringe benefits, relating to specific client engagements. Direct costs also include the costs of third-party materials and any other related direct costs, such as travel expenses.

Direct costs associated with subcontractors increased significantly in 2006, due primarily to our work in connection with The Road Home contract.

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

Indirect and selling expenses

Indirect and selling expenses include our management, facilities and infrastructure costs for all employees, as well as salaries and wages, plus associated fringe benefits, not directly related to client engagements. Among the functions covered by these expenses are marketing, business and corporate development, bids and proposals, facilities, information technology and systems, contracts administration, accounting, treasury, human resources, legal, corporate governance and executive and senior management. We include all of our cash incentive compensation in this item, as well as non-cash compensation such as stock-based compensation provided to employees whose compensation and other benefit costs are included in both direct costs and indirect and selling expenses. See “Note J—Accounting for Stock-Based Compensation” of our “Notes to Consolidated Financial Statements” appearing in this Annual Report on Form 10-K for a discussion of how we treat such compensation in our financial statements. In 2005, this stock-based compensation was comprised of a one-time non-cash compensation charge of $2.1 million resulting from the acceleration of the vesting of all then outstanding stock options in December.

We try to utilize our office space as efficiently as possible, and therefore attempt to sublease or otherwise dispose of space we do not anticipate needing in the near-term, but there can be no assurance that we will be able to do so in a timely manner, on commercially reasonable terms or at all. For example, on April 14, 2006, we decided to abandon, effective June 30, 2006, our San Francisco, California leased facility and relocate our staff there to other space. Our San Francisco lease obligation expires in July 2010 and covers approximately 12,000 square feet at an annual rate of $79 per square foot plus operating expenses. Management believes, based upon consultation with its leasing consultants, that the current market for similar space is substantially below this cost. In addition, we also abandoned a smaller space in Lexington, Massachusetts that we have been unable to sublease. We recognized a pre-tax charge to earnings in the second quarter of 2006 of approximately $4.3 million as a result of these actions.

Non-cash compensation

Stock Incentive Plans. On June 25, 1999, we adopted the ICF Consulting Group, Inc. Management Stock Option Plan (the 1999 Plan). The 1999 Plan provides for the granting of straight and incentive awards to employees to purchase shares of our common stock. We reserved a total of 1,334,027 shares of common stock for issuance under the 1999 Plan. In May 2002, we amended the 1999 Plan to reserve an additional 238,313 shares for issuance. The exercise price for straight awards granted under the 1999 Plan was not to be less than $5.00 per share. The option price for incentive awards granted under the 1999 Plan was determined by the Compensation Distribution Committee of the Board of Directors based upon the fair market value of our common stock on the date of grant. Awards are no longer being made under the 1999 Plan, and the 1999 Plan will expire in June 2009.

Effective with our IPO in September 2006, we adopted a new long-term equity incentive plan (the 2006 Plan). The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards, including restricted stock units. Under the 2006 Plan, we may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of our fiscal years beginning in 2007 equal to the lesser of 3% of the number of outstanding shares of common stock or an amount determined by the Board of Directors. Persons eligible to participate in the 2006 Plan include all of our officers and key employees, as determined by the Compensation Distribution Committee of the Board of Directors, and all non-employee directors.

Prior to January 1, 2006, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we accounted for our stock-based compensation plan using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.”

On December 26, 2005, the Board of Directors approved resolutions to accelerate the vesting of all outstanding unvested options previously awarded to employees and officers, effective December 30, 2005. Options to purchase 774,450 shares of stock with exercise prices ranging from $5.00 to $9.05 were accelerated. The majority of these options was performance-based and subject to variable plan accounting under APB Opinion No. 25. Because we never attained the performance objectives, a measurement date had yet to be established for the performance-based options. The option agreements also provided for full vesting upon a “change of control” event. Such an event would trigger a measurement date under APB Opinion No. 25 and the recording of compensation expense. The acceleration of the vesting of these options resulted in a non-cash stock compensation expense of approximately $2.1 million in the last quarter of the year ended December 31, 2005, using the intrinsic value method.

Implementation of FASB SFAS No. 123(R). Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the prospective method. Under this method, compensation costs for all awards granted after the date of adoption and modifications of any previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the performance period during which an employee provides service in exchange for the award. We recorded compensation expense of approximately $0.3 million during the year ended December 31, 2006 as the result of the adoption of SFAS 123(R).

In accordance with SFAS No. 123(R), for the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled approximately $0.2 million for the year ended December 31, 2006.

In adopting SFAS No. 123(R), companies must choose among alternative valuation models and amortization assumptions. We have elected to use the Black-Scholes-Merton option pricing model to value any options granted and to amortize compensation expense relating to share-based payments on a straight-line single approach basis over the requisite service period. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

Overall Impact of Stock Incentive Plans. Total compensation costs relating to stock-based compensation amounted to approximately $1.1 million and $2.1 million, for the years ended December 31, 2006 and 2005, respectively. There were no stock-based compensation costs for the year ended December 31, 2004.

As of December 31, 2006, the total unrecognized compensation cost related to non-vested stock awards totaled approximately $6.7 million. These costs are expected to be recognized over a weighted-average period of 2.27 years.

Depreciation and amortization

Depreciation and amortization includes the depreciation of computers, furniture and other equipment, the amortization of the costs of software we use internally, leasehold improvements and the amortization of goodwill and other intangible assets arising from acquisitions.

INCOME TAX EXPENSE

Our effective tax rate of 40.9% for the year ended December 31, 2006 was higher than the statutory tax rate for the year primarily due to permanent tax differences related to expenses not deductible for tax purposes and valuation allowances for tax losses from certain foreign subsidiaries.

ACQUISITIONS

A key element of our growth strategy is to pursue acquisitions. In 2005, we completed the acquisitions of Synergy, Inc. (Synergy) and Caliber Associates, Inc. (Caliber).

Synergy. Effective January 1, 2005, we acquired all of the outstanding common stock of Synergy. Synergy provides strategic consulting, planning, analysis and technology solutions in the areas of logistics, defense operations and command and control, primarily to the U.S. Air Force. We undertook the acquisition in order to enhance our presence in the areas of homeland security and national defense and also in federal government technology and program management. The aggregate purchase price was approximately $19.5 million, including $18.4 million of cash, common stock valued at $0.5 million, and $0.6 million of transaction expenses. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $14.9 million, of which we allocated approximately $14.1 million to goodwill and $0.8 million to customer-related intangible assets. Synergy’s results are included in our statements of operations beginning January 1, 2005.

Caliber. Effective October 1, 2005, we acquired all of the outstanding common stock of Caliber from its employee stock ownership plan. Caliber provides professional services in the areas of human services programs and policies. We undertook the acquisition to enhance our presence in the areas of child and family studies and also in information technology and human services. The aggregate initial purchase price was approximately $20.7 million, including $19.4 million of cash and $1.3 million of transaction expenses. In addition to the initial consideration, the purchase agreement provides for additional contingent payments in cash up to an additional $3.5 million over the two years following the acquisition, of which we expect to pay $2.7 million based on Caliber’s performance to date. The full $3.5 million has already been placed in escrow and is shown on our balance sheet as restricted cash. The excess of the purchase price over the estimated fair value of the net assets acquired was approximately $20.4 million, of which we allocated approximately $16.5 million to goodwill and $3.9 million to intangible assets. Caliber’s results are included in our statements of operations beginning October 1, 2005.

Our results of operations in 2005 were affected significantly by our acquisitions of Synergy and Caliber. Synergy operations accounted for approximately $21.7 million of our 2005 revenue, principally relating to our homeland security and defense market. Caliber operations had revenue of approximately $39.8 million in 2005, of which approximately $30.5 million was generated in the nine months ended September 30, 2005 (prior to our acquisition) and approximately $9.3 million is included in our fourth quarter 2005 revenue. Our revenue derived from Caliber was principally related to our health, human services and social programs market.

Our prior acquisitions involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. Increased levels of intangible assets will increase our depreciation and amortization charges. At December 31, 2006, goodwill accounted for 38.8% of our total assets, and purchased intangibles accounted for 1.3% of our total assets. Under generally accepted accounting principles, we test our goodwill for impairment at least annually, and if we conclude that our goodwill is impaired we will be required to write down its carrying value on our balance sheet and book an impairment charge in our statement of operations.

We plan to continue to acquire businesses if and when opportunities arise. We expect future acquisitions to generate significant amounts of goodwill and other intangible assets. We expect to incur additional debt for future acquisitions (we used our existing credit facility to finance the January 2007 acquisitions of EEA and APCG) and, in some cases, to use our stock as acquisition consideration in addition to, or in lieu of, cash. Any issuance of stock may have a dilutive effect on our stock outstanding.

FLUCTUATION OF QUARTERLY RESULTS AND CASH FLOW

Our results of operations and cash flow may vary significantly from quarter to quarter depending on a number of factors, including:

•	the progress of contract performance;

•	the number of billable days in a quarter;

•	vacation days;

•	the timing of client orders;

•	timing of award fee notices;

•	changes in the scope of contracts;

•	variations in purchasing patterns under our contracts;

•	federal and state government and other client’s spending levels;

•	billing of other direct and subcontract costs;

•	the commencement, completion and termination of contracts;

•	strategic decisions we make, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, and changes in business strategy;

•	the timing of significant costs and investments (such as bid and proposal costs and the costs involved in planning or making acquisitions);

•	our contract mix and use of subcontractors;

•	additions to and departures of staff;

•	changes in staff utilization;

•	level and cost of our debt;

•	changes in accounting principles and policies; and

•	general market and economic conditions.

Because a significant portion of our expenses, such as personnel, facilities and related costs, are fixed in the short term, contract performance and variation in the volume of activity, as well as in the number and volume of contracts commenced or completed during any quarter, may cause significant variations in operating results from quarter to quarter.

EFFECT OF APPROVAL OF FEDERAL BUDGET

The federal government’s fiscal year ends on September 30 of each year. If a federal budget for the next fiscal year has not been approved by that date, our clients may have to suspend engagements on which we are working or may delay new engagements until a budget has been approved. Any such suspension or delay may reduce our revenue in the quarter ending September 30 (our third quarter) or the subsequent quarter. The federal government’s fiscal year end can also trigger increased contracting activity, which could increase our third or fourth quarter revenue.

EFFECTS OF INFLATION

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years, although we cannot ensure that we will be able to do so in the future.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as a percentage of revenue for the periods indicated.

	Year Ended December 31,						Year-to-Year Change
	2006	2005	2004	2006	2005	2004	2005 to 2006		2004 to 2005
	Dollars (In Thousands)			Percentages			Dollars (In Thousands)	Percent	Dollars (In Thousands)	Percent
Gross Revenue	$331,279	$177,218	$139,488	100.0%	100.0%	100.0%	$154,061	86.9%	$37,730	27.0%
Direct Costs	217,747	106,078	83,638	65.7%	59.9%	60.0%	111,669	105.3%	22,440	26.8%
Operating Expenses
Indirect and selling expenses	87,056	60,039	46,097	26.3%	33.9%	33.0%	27,017	45.0%	13,942	30.2%
Depreciation and amortization	3,536	5,541	3,155	1.0%	3.1%	2.3%	(2,005)	(36.2)%	2,386	75.6%

Total costs and expenses	90,592	65,580	49,252	27.3%	37.0%	35.3%	25,012	38.1%	16,328	33.2%

Earnings from Operations	22,940	5,560	6,598	7.0%	3.1%	4.7%	17,380	312.6%	(1,038)	(15.7)%

Other (Expense) Income
Interest expense	(3,509)	(3,162)	(1,378)	(1.1)%	(1.8)%	(1.0)%	(347)	11.0%	(1,784)	129.5%
Other	646	1,489	79	0.2%	0.9%	0.1%	(843)	(56.6)%	1,410	1,784.8%

Income from continuing operations before income taxes	20,077	3,887	5,299	6.1%	2.2%	3.8%	16,190	416.5%	(1,412)	(26.6)%

Income Tax Expense	8,210	1,865	2,466	2.5%	1.1%	1.8%	6,345	340.2%	(601)	(24.4)%

Income from continuing operations	11,867	2,022	2,833	3.6%	1.1%	2.0%	9,845	486.9%	(811)	(28.6)%

Income from discontinued operations	—	—	184	0.0%	0.0%	0.2%	—	—	(184)	(100.0)%

Net Income	$11,867	$2,022	$3,017	3.6%	1.1%	2.2%	$9,845	486.9%	(995)	(33.0)%

Year ended December 31, 2006 compared to year ended December 31, 2005

Revenue. Revenue for the year ended December 31, 2006 was $331.3 million, compared to $177.2 million for the year ended December 31, 2005, representing an increase of $154.1 million or 86.9%. The increase was due primarily to the revenues associated with The Road Home contract (approximately $116.0 million of revenue in 2006, with no revenue in 2005) and the acquisition of Caliber (which had approximately $32.4 million of revenue in January through September of 2006; Caliber was not part of our Company during the corresponding period of 2005), as well as approximately $5.7 million in net contract growth.

Direct costs. Direct costs for the year ended December 31, 2006 were $217.7 million, or 65.7% of revenue, compared to $106.1 million, or 59.9% of revenue, for the year ended December 31, 2005. This 105.3% increase resulted primarily from the corresponding increase in revenue. The increase in direct costs as a percentage of revenue for the year ended December 31, 2006 was primarily attributable to the large percentage of work that is subcontracted under The Road Home contract.

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2006 were $87.1 million, or 26.3% of revenue, compared to $60.0 million, or 33.9% for the year ended December 31, 2005. The 45.0% increase in indirect and selling expenses was due principally to (i) an increase in compensation expense, including a non-recurring charge of $2.7 million for bonus payments related to the IPO, (ii) non-labor expenses of our Caliber operations, and (iii) a $4.3 million charge to earnings for the abandonment of leased office space in Lexington and San Francisco in the second quarter of 2006. Excluding the non-recurring bonus payment and abandonment charge, indirect and selling expenses as a percentage of revenue were 24.2% and 33.9% for the years ended December 31, 2006 and 2005, respectively.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2006 were $3.5 million, or 1.0% of revenue, compared to $5.5 million, or 3.1% for the year ended December 31, 2005. The decrease in depreciation and amortization expense is primarily due to the acceleration of amortization of ADL intangible assets (see “Note E—Goodwill and Other Intangible Assets” of our “Notes to Consolidated Financial Statements” appearing in this Annual Report on Form 10-K) of $1.8 million in 2005.

Earnings from operations. For the year ended December 31, 2006, earnings from operations were $22.9 million, or 7.0% of revenue, compared to $5.6 million, or 3.1% for the year ended December 31, 2005. Excluding the $2.1 million charge for accelerating the vesting of stock options and the $1.8 million charge for acceleration of amortization of ADL intangible assets, earnings from operations would have been $9.5 million or 5.4% as a percentage of revenue in 2005. Earnings from operations in 2006 increased primarily due to the increased volume of services from The Road Home contract and Caliber operations.

Other income. For the year ended December 31, 2006, other income was $0.6 million, or 0.2% of revenue, compared to $1.5 million, or 0.9% for the year ended December 31, 2005. The activity in other income for the year ended December 31, 2006 was primarily attributable to proceeds received from an escrow account related to a prior acquisition. The activity in other income for the year ended December 31, 2005 was primarily attributable to the favorable resolution of a pre-acquisition liability associated with a prior acquisition.

Interest expense. For the year ended December 31, 2006, interest expense was $3.5 million, compared to $3.2 million for the year ended December 31, 2005. The 11.0% increase was due primarily to increased borrowings to fund the Caliber acquisition and higher interest rates offset by interest income in the fourth quarter because we were able to reduce our debt with improved cash flows from operations and the proceeds from our IPO.

Income tax expense. Our income tax rate for the year ended December 31, 2006 was 40.9% compared to 48.0% for the year ended December 31, 2005. The effective tax rate decreased due to a substantial federal tax credit and a significant decrease in non-tax-deductible expenses as a percentage of taxable income for the year.

Year ended December 31, 2005 compared to year ended December 31, 2004

Revenue. Revenue for 2005 was $177.2 million, compared to $139.5 million for 2004, representing an increase of 27.0%. The increase in revenue was primarily due to the acquisitions of Synergy, effective January 1, 2005 (approximately $21.7 million of revenue), and Caliber, effective October 1, 2005 (approximately $9.3 million of revenue), as well as approximately $6.7 million in net contract growth.

Direct costs. Direct costs for 2005 were $106.1 million, or 59.9% of revenue, compared to $83.6 million, or 60.0% of revenue, for 2004. This 26.8% increase resulted from the corresponding increase in revenue.

Indirect and selling expenses. Indirect and selling expenses for 2005 were $60.0 million, or 33.9% of revenue, compared to $46.1 million, or 33.0%, for 2004. The 30.2% increase in indirect and selling expenses was due principally to the addition of staff and operating expenses of the Synergy and Caliber acquisitions. In December 2005, our board of directors accelerated the vesting of all of the outstanding unvested options previously awarded to our employees and officers, resulting in a non-cash stock compensation expense of approximately $2.1 million for the year. Absent this action, the majority of these options would have vested at the completion of our initial public offering. This acceleration of vesting provided us greater certainty concerning the costs and timing of the expenses for these options.

Depreciation and amortization. Depreciation and amortization for 2005 was $5.5 million, compared to $3.2 million for 2004. The 75.6% increase in depreciation and amortization was primarily due to the increased amortization of purchased intangibles of $2.3 million. Of this amount, $1.8 million was attributable to the change in the estimated life of the intangible assets related to customers and contracts we obtained in our 2002 acquisition of two of the operating units of Arthur D. Little, Inc., and the remainder is attributable to the Synergy and Caliber acquisitions. See “Note E—Goodwill and Other Intangible Assets” of our “Notes to Consolidated Financial Statements” appearing in this Annual Report on Form 10-K.

Earnings from operations. For 2005, earnings from operations were $5.6 million, or 3.1% of revenue, compared to $6.6 million, or 4.7%, for 2004. Earnings from operations decreased primarily due to the $2.1 million of non-cash compensation resulting primarily from the accelerated vesting of options in 2005, as well as the increased amortization and depreciation discussed above. Excluding the $2.1 million charge for non-cash compensation and the $1.8 million ADL amortization charge, earnings from operations in 2005 would have been $9.5 million, or 5.4% of revenue.

Interest expense. For 2005, interest expense was $3.2 million, compared to $1.4 million for 2004. This 129.5% increase was due primarily to increased borrowings to fund the acquisitions of Synergy and Caliber.

Other income. Our $1.5 million of other income in 2005 resulted primarily from our reassessment of potential liabilities associated with the Arthur D. Little acquisitions. We had previously recorded a contingent liability of $1.4 million. The pre-acquisition contingency was resolved in our favor during 2005.

Income tax expense. Our income tax rate for 2005 was 48.0% compared to 46.1% for 2004. The 2005 effective rate was higher primarily because of higher permanent tax differences due to expenses not deductible for tax purposes and prior-year deferred tax adjustments.

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

Under the terms of our Amended and Restated Credit Agreement, we are required to comply with financial and non-financial covenants. We were in compliance with all such covenants as of December 31, 2006.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, as of the end of 2006 and 2005 was $3.0 million and $0.5 million, respectively.

Credit Facility and Borrowing Capacity. Our Amended and Restated Credit Agreement was signed on October 5, 2005 to allow us to fund our Caliber acquisition and to provide working capital. This agreement provided for both a five-year $45 million revolving credit agreement and two fixed-term loans totaling $30 million. Our short-term liquidity requirements have been met, in part, by amounts borrowed under our revolving credit facility in excess of the otherwise applicable maximum borrowing base, as allowed by a March 14, 2006 amendment to this credit agreement. Such over-advances were permitted only through August 31, 2006. To meet our increased working capital needs in connection with The Road Home contract, we amended our revolving line of credit on August 25, 2006 to allow us to borrow up to the lesser of $65 million or the applicable maximum borrowing base plus a temporary over-advance of $10 million, but in no case to exceed the total amended revolving credit facility of $65 million, through the earlier of the completion of our IPO or December 15, 2006. As of December 31, 2006, no such over-advances were outstanding on our $65 million revolving line of credit. Our two term loan facilities, an $8 million short-term term loan facility (due at the end of January 2007) and a $22 million long-term loan facility, were both paid in full upon the closing of our IPO. On December 29, 2006, the Company and its lenders further amended our credit agreement to allow us to conduct certain business without approval from our lenders, to drop the lender’s requirement that we have an interest rate swap, and to reduce the interest rates we pay.

Cash Flow. The following table sets forth our sources and uses of cash for the years ended December 31, 2006, 2005, and 2004.

	Year ended December 31,
	2006	2005	2004
	(In thousands)
Net cash provided by operations	$17,529	$2,236	$3,269
Net cash used in investing activities	(1,773)	(38,844)	(185)
Net cash (used in) provided by financing activities	(13,277)	36,287	(3,820)
Effect of exchange rate on cash	19	23	(110)

Net increase (decrease) in cash	$2,498	$(298)	$(846)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $17.5 million for the year ended December 31, 2006 as compared to providing $2.2 million for the year ended December 31, 2005 and providing $3.3 million for the year ended December 31, 2004. Operating activities for 2006 were positively impacted by the accelerated timing of customer receipts and increased profitability, while operating activities for 2005 were negatively impacted by the timing of customer receipts.

Our cash flow used in investing activities consists primarily of capital expenditures and acquisitions. In the year ended December 31, 2006, we purchased capital assets totaling $1.7 million. During the year ended December 31, 2005, we paid $38.6 million for two business acquisitions net of cash assumed, and purchased capital assets totaling $1.4 million. During the year ended December 31, 2004, we purchased $1.2 million of capital assets and received $1.0 million in cash for the sale of a subsidiary.

For the year ended December 31, 2006, cash flow from financing activities included $46.4 million in proceeds from our initial public offering and $61.0 million in net payments to retire our debt. For the year ended December 31, 2005, the $36.3 million provided by financing activities reflects the increased borrowings to finance the Synergy and Caliber acquisitions. For the year ended December 31, 2004, we made net debt payments of $3.5 million.

Because our recent acquisitions of EEA and APCG were completed in 2007, the cash flows associated with closing these acquisitions will be reflected in our 2007 financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2006 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. Excluded from the following table are amounts already recorded on our balance sheet as liabilities at December 31, 2006.

		Payments due by Period (In thousands)
	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
Rent of facilities	$56,175	$11,376	$20,920	$17,740	$6,139
Operating lease obligations	$3,711	$1,700	$1,783	$204	$24

Total	$59,886	$13,076	$22,703	$17,944	$6,163

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our exposure to market risk includes changes in interest rates for borrowings under our revolving credit agreement and our term loans. These borrowings accrue interest at variable rates. Based upon our borrowings under these two facilities in 2006, a 1% increase in interest rates would have increased interest expense by approximately $0.4 million and would have decreased our annual cash flow by a comparable amount.

Effective November 2005, an interest swap agreement came into effect that reduced our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $15.0 million. This agreement is a hedge against a portion of our debt, which converts our interest at LIBOR plus a margin into a fixed LIBOR rate of 5.11%. At stated monthly intervals, the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement are settled in cash. The estimated value of the swap at December 31, 2006 was a liability of less than $0.1 million.

Since our IPO, the Company has followed an investment policy that requires that we invest excess cash in high-quality investments that preserve principal, provide liquidity, and minimize investment risk.

Because of the size and nature of our international operations, we are not currently exposed to substantial risks relating to exchange rate fluctuations. As our mix of business changes in the future, however, this exposure could become material.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of ICF International, Inc. and subsidiaries are provided in Part IV in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls. Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2007 Annual Meeting of Stockholders (the “2007 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2007 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item will be included in the 2007 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) Financial Statement Schedules

None.

(3) Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-137975), effective as of October 12, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-134018) and amendments thereto, declared effective September 27, 2006 (the “Form S-1”).

4.1	Specimen common stock certificate (Incorporated by reference to exhibit 4.1 to the Company’s Form S-1).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining the rights of holders of common stock of the Company.

4.3	Form of Amended and Restated Registration Rights Agreement (Incorporated by reference to exhibit 4.2 to the Company’s Form S-1).

10.1	Management Stock Option Plan (Incorporated by reference to exhibit 10.1 to the Company’s Form S-1).

10.2	2006 Long-Term Equity Incentive Plan (Incorporated by reference to exhibit 10.2 to the Company’s Form S-1).

10.3	2006 Employee Stock Purchase Plan (Incorporated by reference to exhibit 10.3 to the Company’s Form S-1).

10.4	Amended and Restated Business Loan and Security Agreement dated as of October 5, 2005 by and among ICF Consulting Group Holdings, Inc. and ICF Consulting Group, Inc., as Borrowers, Citizens Bank of Pennsylvania, Chevy Chase Bank, F.S.B., PNC Bank, National Association, Commerce Bank, N.A., as Lenders, and Citizens Bank of Pennsylvania, as Agent; and First Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated as of March 14, 2006; and Second Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated as of August 25, 2006 (Incorporated by reference to exhibit 10.4 to the Company’s Form S-1).

Exhibit Number	Exhibit
10.5	Employment Agreement dated October 1, 2005 between ICF Consulting Group, Inc. and Gerald Croan (Incorporated by reference to exhibit 10.6 to the Company’s Form S-1).

10.6	Consulting Agreement dated June 25, 1999 between ICF Consulting Group, Inc. and CMLS Management, L.P.; and Form of First Amendment to Consulting Agreement (Incorporated by reference to exhibit 10.9 to the Company’s Form S-1).

10.7	Stock Purchase Agreement by and among ICF Consulting Group, Inc., ICF Consulting Group Holdings, Inc., Terrence R. Colvin, Wesley C. Pickard, Donald L. Zimmerman and the other shareholders of Synergy, Inc. dated effective January 1, 2005 (Incorporated by reference to exhibit 10.10 to the Company’s Form S-1).

10.8	Stock Purchase Agreement by and among ICF Consulting Group, Inc., Caliber Associates, Inc. Employee Stock Ownership Plan and Trust, Caliber Associates, Inc., Gerald Croan and Sharon Bishop dated effective September 12, 2005 (Incorporated by reference to exhibit 10.11 to the Company’s Form S-1).

10.9	Agreement of Sublease between ICF Kaiser International, Inc. and ICF Consulting Group, Inc. dated June 1999 (Incorporated by reference to exhibit 10.12 to the Company’s Form S-1).

10.10	Assignment Agreement regarding Deed of Lease among B2TECS, Hunters Branch Leasing, LLC and ICF Consulting Group, Inc. dated effective October 7, 2005 (Incorporated by reference to exhibit 10.13 to the Company’s Form S-1).

10.11	Contract between the State of Louisiana, through the Division of Administration, Office of Community Development, and ICF Emergency Management Services, LLC dated effective June 12, 2006 (Incorporated by reference to exhibit 10.14 to the Company’s Form S-1).

10.12	ICF Consulting Group, Inc. 2005 Restricted Stock Plan (Incorporated by reference to exhibit 10.15 to the Company’s Form S-1).

10.13	Restricted Stock Agreement dated September 6, 2005 between ICF Consulting Group, Inc. and Ellen Glover (Incorporated by reference to exhibit 10.16 to the Company’s Form S-1).

10.14	Amended and Restated Employment Agreement dated September 27, 2006 between the Registrant and Sudhakar Kesavan (Incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q (File No. 001-33045), filed November 14, 2006).

10.15	Severance Protection Agreement dated September 27, 2006 between the Registrant and Sudhakar Kesavan (Incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q, filed November 14, 2006).

10.16	Severance Protection Agreement dated September 27, 2006 between the Registrant and Alan Stewart (Incorporated by reference to exhibit 10.3 to the Company’s Form 10-Q, filed November 14, 2006).

10.17	Severance Protection Agreement dated September 27, 2006 between the Registrant and John Wasson (Incorporated by reference to exhibit 10.4 to the Company’s Form 10-Q, filed November 14, 2006).

10.18	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Sudhakar Kesavan (Incorporated by reference to exhibit 10.5 to the Company’s Form 10-Q, filed November 14, 2006).

10.19	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Alan Stewart (Incorporated by reference to exhibit 10.6 to the Company’s Form 10-Q, filed November 14, 2006).

10.20	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and John Wasson (Incorporated by reference to exhibit 10.7 to the Company’s Form 10-Q, filed November 14, 2006).

Exhibit Number	Exhibit
10.21	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Edward H. Bersoff (Incorporated by reference to exhibit 10.8 to the Company’s Form 10-Q, filed November 14, 2006).

10.22	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Srikant M. Datar (Incorporated by reference to exhibit 10.9 to the Company’s Form 10-Q, filed November 14, 2006).

10.23	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Joel R. Jacks (Incorporated by reference to exhibit 10.10 to the Company’s Form 10-Q, filed November 14, 2006).

10.24	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and David C. Lucien (Incorporated by reference to exhibit 10.11 to the Company’s Form 10-Q, filed November 14, 2006).

10.25	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Peter M. Schulte (Incorporated by reference to exhibit 10.12 to the Company’s Form 10-Q, filed November 14, 2006).

10.26	First Amendment to Contract dated July 24, 2006 between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed October 24, 2006).

10.27	Second Amendment to Contract dated September 28, 2006 between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.2 to the Company’s Form 8-K, filed October 24, 2006).

10.28	Third Amendment to Contract dated October 18, 2006 between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.3 to the Company’s Form 8-K, filed October 24, 2006).

10.29	Fourth Amendment to the Contract between ICF Emergency Management Services, LLC and the State of Louisiana through the Division of Administration, Office of the Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed March 28, 2007).

10.30	Letter agreement dated December 20, 2006 between ICF International, Inc. and Alan Stewart (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed December 20, 2006).

10.31	Letter agreement dated December 20, 2006 between ICF International, Inc. and John Wasson (Incorporated by reference to exhibit 10.2 to the Company’s Form 8-K, filed December 20, 2006).

21.0	Subsidiaries of the Registrant.

23.0	Consent of Grant Thornton LLP.

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 30, 2007	ICF INTERNATIONAL, INC.

	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUDHAKAR KESAVAN Sudhakar Kesavan	Chairman, President & Chief Executive Officer (Principal Executive Officer)	March 30, 2007

/s/ ALAN STEWART Alan Stewart	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial and Accounting Officer)	March 30, 2007

/s/ Dr. EDWARD H. BERSOFF Dr. Edward H. Bersoff	Director	March 28, 2007

/s/ SRIKANT M. DATAR Srikant M. Datar	Director	March 29, 2007

Joel R. Jacks	Director

/s/ DAVID C. LUCIEN David C. Lucien	Director	March 28, 2007

/s/ PETER M. SCHULTE Peter M. Schulte	Director	March 30, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors

ICF International, Inc., and Subsidiaries

We have audited the accompanying consolidated balance sheets of ICF International, Inc., and Subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements assessing the accounting principles used, and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ICF International, Inc. and subsidiaries as of December 31, 2006 and 2005, and the consolidated results of their operations and cash flows for the three years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Grant Thornton LLP

McLean, Virginia

March 30, 2007

ICF International, Inc., and Subsidiaries

Consolidated Balance Sheets

December 31,	2006	2005
	(in thousands of dollars)
Assets

Current Assets
Cash	$2,997	$499
Contract receivables, net	110,548	52,871
Prepaid expenses	2,659	1,549
Deferred income tax	2,494	2,342

Total Current Assets	118,698	57,261

Property and Equipment, net	5,388	3,984

Goodwill	83,833	81,182

Other Intangible Assets	2,720	4,127

Restricted Cash	3,703	3,500

Other Assets	1,485	1,070

Total Assets	$215,827	$151,124

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$19,455	$7,062
Accrued salaries and benefits	17,727	10,201
Accrued expenses	37,202	8,271
Current portion of long-term debt	—	6,767
Deferred revenue	18,281	6,396
Income tax payable	3,682	423

Total Current Liabilities	96,347	39,120

Long-term Debt, net of current portion	—	54,205

Deferred Rent	1,599	1,568

Deferred Income Tax	1,324	2,730

Other Liabilities	2,610	598

Total Liabilities	101,880	98,221

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 and 20,000,000 shares authorized; 13,933,074 and 9,300,685 shares issued; and 13,874,696 and 9,164,157 shares outstanding as of December 31, 2006 and 2005, respectively	14	9
Additional paid-in capital	98,995	50,909
Retained earnings	15,701	3,834
Treasury stock	(428)	(918)
Stockholder notes receivable	(562)	(1,139)
Accumulated other comprehensive income	227	208

Total Stockholders’ Equity	113,947	52,903

Total Liabilities and Stockholders’ Equity	$215,827	$151,124

The accompanying notes are an integral part of these statements

ICF International, Inc., and Subsidiaries

Consolidated Statements of Earnings

Year ended December 31,	2006	2005	2004
	(in thousands of dollars, except for share data)
Contract Revenue	$331,279	$177,218	$139,488

Direct Costs	217,747	106,078	83,638

Operating Expenses
Indirect and selling expenses	87,056	60,039	46,097
Depreciation and amortization	3,536	5,541	3,155

Earnings from Operations	22,940	5,560	6,598

Other (Expense) Income
Interest expense	(3,509)	(3,162)	(1,378)
Other	646	1,489	79

Total Other Expense	(2,863)	(1,673)	(1,299)

Income from Continuing Operations Before
Income Taxes	20,077	3,887	5,299

Income Tax Expense	8,210	1,865	2,466

Income from Continuing Operations	11,867	2,022	2,833

Discontinued Operations
Loss from discontinued operations, net of taxes of $(123)	—	—	(196)
Gain from disposal of discontinued operations, net of tax of $239	—	—	380

Gain on Discontinued Operations	—	—	184

Net Income	$11,867	$2,022	$3,017

Income from Continuing Operations per Common Share–Basic	$1.15	$0.22	$0.31

Income from Continuing Operations per Common Share–Diluted	$1.10	$0.21	$0.30

Income from Discontinued Operations per Common Share–Basic	$—	$—	$0.02

Income from Discontinued Operations per Common Share–Diluted	$—	$—	$0.02

Net Income per Common Share–Basic	$1.15	$0.22	$0.33

Net Income per Common Share–Diluted	$1.10	$0.21	$0.32

Weighted-average Common Shares Outstanding–Basic	10,321	9,185	9,080

Weighted-average Common Shares Outstanding–Diluted	10,796	9,737	9,398

The accompanying notes are an integral part of these statements

ICF International, Inc., and Subsidiaries

Consolidated Statement of Stockholders’ Equity

	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock		Stockholder Notes Receivable	Accumulated Other Comprehensive Income (Loss)
Years ended December 31, 2006, 2005 and 2004	Shares	Amount			Shares	Amount			Total
	(in thousands)
January 1, 2004	9,035	9	48,131	(1,205)	197	(1,199)	(755)	295	45,276
Net income	—	—	—	3,017	—	—	—	—	3,017

Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	(110)	(110)

Total Comprehensive Income									2,907

Net payments from management stockholder issuances and buybacks	(18)	—	51	—	18	(184)	(191)	—	(324)
Payments on stockholder notes	—	—	—	—	—	—	33	—	33
Interest receivable from stockholder notes	—	—	—	—	—	—	(31)	—	(31)

December 31, 2004	9,017	$9	$48,182	$1,812	216	$(1,383)	$(944)	$185	$47,861
Net income	—	—	—	2,022	—	—	—	—	2,022

Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	23	23

Total Comprehensive Income									2,045
Issuance of common stock—Synergy acquisition	68	—	500	—	—	—	—	—	500
Equity compensation	—	—	2,138	—	—	—	—	—	2,138
Net payments from management stockholder issuances and buybacks	79	—	89	—	(79)	465	(242)	—	312
Payments on stockholder notes	—	—	—	—	—	—	107	—	107
Interest receivable from stockholder notes	—	—	—	—	—	—	(60)	—	(60)

December 31, 2005	9,164	9	50,909	3,834	137	(918)	(1,139)	208	52,903

Net income	—	—	—	11,867	—	—	—	—	11,867

Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	19	19

Total Comprehensive Income									11,886

Equity compensation	—	—	1,044	—	—	25	—	—	1,069
Proceeds from initial public offering	4,360	5	46,361	—	—	—	—	—	46,366
Exercise of stock options/warrants	132	—	481	—	—	—	—	—	481
Net payments from management stockholder issuances and buybacks	218	—	(14)	—	(78)	465	(195)	—	256
Tax benefits of stock option exercises	—	—	214	—	—	—	—	—	214
Payments on stockholder notes	—	—	—	—	—	—	831	—	831
Interest receivable from stockholder notes	—	—	—	—	—	—	(59)	—	(59)

December 31, 2006	13,875	$14	$98,995	$15,701	58	$(428)	$(562)	$227	$113,947

The accompanying notes are an integral part of these statements

ICF International, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

Year ended December 31,	2006	2005	2004
	(in thousands of dollars)
Cash Flows from Operating Activities
Net income	$11,867	$2,022	$3,017

Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest on stockholder notes	(59)	(60)	(31)
Deferred income tax benefit	(1,558)	(1,916)	(280)
Loss (Gain) on disposal of fixed assets	21	50	(587)
Abandonment of leased space	4,064	—	—
Non-cash equity compensation	1,069	2,138	—
Depreciation and amortization	3,536	5,541	3,155
Changes in operating assets and liabilities:
Contract receivables, net	(57,907)	(4,340)	4,350
Prepaid expenses and other assets	(1,336)	(100)	(259)
Income tax receivable	—	—	259
Accounts payable	12,024	1,279	(179)
Accrued salaries and benefits	7,526	(3,170)	(1,990)
Accrued expenses	23,761	(580)	(2,365)
Deferred revenue	11,885	1,670	(2,163)
Income tax payable	3,259	(472)	158
Deferred rent	(40)	41	184
Other liabilities	(583)	133	—

Net Cash Provided by Operating Activities	17,529	2,236	3,269

Cash Flows from Investing Activities
Purchase of property and equipment	(1,681)	(1,370)	(1,155)
Proceeds from sale of property and equipment	—	—	11
Proceeds from sale of subsidiary	—	—	659
Payments received on notes receivable	—	1,200	300
Payments for trademark applications	(75)	—	—
Payments for Synergy, Inc., net of cash received	—	(18,546)	—
Payments for Caliber Associates, Inc., net of cash received	102	(20,058)	—
Capitalized software development costs	(119)	(70)	—

Net Cash Used in Investing Activities	(1,773)	(38,844)	(185)

Cash Flows from Financing Activities
Payments on notes payable	(29,634)	(21,808)	(4,235)
Proceeds from notes payable	—	38,647	—
Net borrowings from working capital facilities	62,066	107,395	61,579
Payments on working capital facilities	(93,404)	(84,341)	(60,813)
Restricted cash related to Caliber acquisition	(203)	(3,500)	—
Debt issue costs	(262)	(525)	(60)
Proceeds from initial public offering	46,378	—	—
Exercise of options/warrants	481	—	—
Tax benefits of stock option exercises	214	—	—
Net payments for stockholder issuances and buybacks	256	312	(324)
Payments received on stockholder notes	831	107	33

Net Cash (Used In) Provided by Financing Activities	(13,277)	36,287	(3,820)

Effect of Exchange Rate on Cash	19	23	(110)

Increase (Decrease) in Cash	2,498	(298)	(846)

Cash, beginning of year	499	797	1,643

Cash, end of year	$2,997	$499	$797

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$3,862	$2,839	$1,390

Income taxes	$6,418	$4,954	$2,157

The accompanying notes are an integral part of these statements

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2006, 2005 and 2004

(dollar amounts in tables in thousands, except per share data)

NOTE A—BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (ICFI), and its subsidiary, ICF Consulting Group, Inc. (Consulting), (collectively, the Company). Consulting is a wholly owned subsidiary of ICFI. ICFI is a holding company with no operations or assets, other than its investment in the common stock of Consulting. The operations of Consulting are conducted within the following subsidiaries:

•	The K.S. Crump Group, LLC

•	ICF Incorporated, LLC

•	ICF Information Technology, LLC

•	ICF Resources, LLC

•	Systems Applications International, LLC

•	ICF Associates, LLC

•	Commentworks.com Company, LLC

•	ICF Services Company, LLC

•	ICF Consulting Services, LLC

•	ICF Emergency Management Services, LLC

•	ICF Program Services, LLC

•	ICF Consulting Ltd. (UK)

•	ICF Consulting Canada, Inc.

•	ICF Consulting PTY Ltd. (Australia)

•	ICF/EKO (Russia)

•	ICF Consultoria do Brasil, Ltda.

•	ICF Consulting India Private Ltd.

•	Synergy, Inc.

•	Simulation Support, Inc.

•	ICF Biomedical Consulting, LLC

•	Caliber Associates, Inc.

•	Collins Management Consulting, Inc.

•	Fried & Sher, Inc.

With the exception of immaterial minority interests in ICF Consultoria do Brasil, Ltda. and ICF/EKO, all subsidiaries are wholly owned by Consulting. All significant intercompany transactions and balances have been eliminated.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE A—BASIS OF PRESENTATION AND NATURE OF OPERATIONS—Continued

Nature of Operations

The Company provides management, technology, and policy professional services in the areas of energy, environment and infrastructure, and health, human services and social programs and homeland security and defense. The Company’s major clients are the State of Louisiana and United States (U.S.) government agencies, especially the Department of Defense, the Environmental Protection Agency, Department of Health and Human Services, Department of Homeland Security, Department of Transportation, and Department of Justice; commercial entities, particularly electric and gas utilities and other energy market participants; and other government organizations throughout the United States and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with 15 primary domestic regional offices and international offices in Brazil, Canada, India, Russia, and the United Kingdom.

Effective January 1, 2005, the Company acquired 100 percent of the outstanding common shares of Synergy, Inc. (Synergy). Synergy provides strategic consulting, planning, analysis, and technology solutions in the areas of logistics, defense operations, and command and control, primarily to the U.S. Air Force. The Company made the acquisition to enhance its presence in the areas of homeland security and national defense, as well as government technology and program management.

Effective October 1, 2005, the Company acquired 100 percent of the outstanding common shares of Caliber Associates, Inc. (Caliber), which was formerly 100 percent owned by an Employee Stock Ownership Plan (ESOP) created in 2001. Caliber provides high-quality research and consulting services in the areas of human services programs and policies. The Company made the acquisition to enhance its presence in the areas of child and family studies, as well as information technology and human services.

On September 27, 2006, our registration statement relating to the initial public offering of 4,670,000 shares of our common stock was declared effective by the Securities and Exchange Commission and trading commenced on the NASDAQ Global Select Market on September 28, 2006. The Company completed the initial public offering of its common stock on October 3, 2006. In connection with this offering, the Company issued 3,659,448 shares of common stock at an offering price of $12 per share. On October 23, 2006, in accordance with the terms of its agreement with the underwriters of the initial public offering, the Company sold an additional 700,500 shares at $12 per share, representing a full exercise of the underwriters’ over-allotment option. Including the over-allotment option, the Company issued a total of 4,359,948 shares of its common stock in its initial public offering. Total proceeds received from the initial public offering, including exercise of the over-allotment allocation, were $48.7 million, net of underwriters’ discount and prior to the payment of offering costs of $2.3 million. We also recorded a net increase in common stock and additional paid-in capital of approximately $46.4 million to record the proceeds from the initial public offering and over-allotment, net of our portion of the underwriters’ discount and other expenses associated with offering.

Prior to and in connection with the closing of the initial public offering, on September 26, 2006, the Company increased the amount of authorized common shares from 20,000,000 shares to 70,000,000 shares and changed the par value of common stock from $.01 per share to $.001 per share. The Company also amended its Certificate of Incorporation to provide the authority to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. Dividends, if any, on outstanding shares of preferred stock shall be paid or declared and set apart for payment before any dividends shall be paid or declared and set apart for payment on shares of common

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE A—BASIS OF PRESENTATION AND NATURE OF OPERATIONS—Continued

stock with respect to the same dividend period. If upon any liquidation, dissolution or winding up of the Company, assets are insufficient to pay the preferred shareholders the amounts to which they are entitled, any such assets shall be distributed ratably among the shareholders in accordance with their respective priorities and preferential amounts (including unpaid cumulative dividends, if any). No shares of preferred stock had been issued as of December 31, 2006.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured.

The Company’s contracts with clients are either cost-type, time-and-materials, or fixed-price contracts. Revenues under cost-type contracts are recognized as costs are incurred. Applicable estimated profits are included in earnings in the proportion that incurred costs bear to total estimated costs. Incentives, award fees, or penalties related to performance are also considered in estimating revenues and profit rates based on actual and anticipated awards. Revenues for time-and-materials contracts are recorded on the basis of allowable labor hours worked, multiplied by the contract-defined billing rates, plus the costs of other items used in the performance of the contract. Profits on time-and-materials contracts result from the difference between the cost of services performed and the contract-defined billing rates for these services.

Service revenue under fixed-price contracts is recognized when earned, generally as work is performed in accordance with the provisions of the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition. Services performed vary from contract to contract and are generally not uniformly performed over the term of the arrangement. Revenues on certain fixed-price contracts are recorded based on contract costs incurred to date compared with total estimated costs at completion on a task or work order basis. Performance is based on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Customers are obligated to pay as services are performed, and in the event that a customer cancels the contract, payment for services performed through the date of cancellation is negotiated with the client. Revenues under certain other fixed-price contracts are recognized ratably over the contract period. Revenues on certain fixed-price contracts are recorded based on units delivered to the customer multiplied by the contract defined unit price.

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

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

Approximately 49 percent, 72 percent, and 72 percent of the Company’s revenue for the years 2006, 2005 and 2004, respectively, was derived under prime contracts and subcontracts with agencies and departments of the U.S. federal government. Revenue by contract type is as follows:

	2006	2005	2004
Cost-reimbursable	20%	34%	41%
Time-and-materials	46%	42%	37%
Fixed-price	34%	24%	22%

Total	100%	100%	100%

In June of 2006, the Company was awarded a contract by the State of Louisiana. For the year ending December 31, 2006 revenue from the State of Louisiana accounted for approximately 35 percent or $116.0 million. The accounts receivable due from State of Louisiana contract as of December 31, 2006, was approximately $37.3 million.

For the years ending December 31, 2006, 2005, and 2004, revenue from various branches of the Department of Defense (DoD) accounted for approximately 11 percent or $37.0 million, 18 percent or $31.8 million, and 8 percent or $11.3 million, respectively. The accounts receivable due from DoD contracts as of December 31, 2006 and 2005, was approximately $6.5 million and $7.8 million, respectively.

For the years ending December 31, 2006, 2005, and 2004, revenue from various branches of the Environmental Protection Agency (EPA) accounted for approximately 8 percent or $27.5 million, 16 percent or $27.7 million, and 21 percent or $29.4 million, respectively. The accounts receivable due from EPA contracts as of December 31, 2006 and 2005, was approximately $4.8 million and $4.6 million, respectively.

Payments to the Company on cost-type contracts with the U.S. government are provisional payments subject to adjustment upon audit by the government. Such audits have been finalized through December 31, 2003. Contract revenue for subsequent periods has been recorded in amounts that are expected to be realized upon final audit and settlement of costs in those years.

Property and Equipment

Property and equipment are carried at cost and are depreciated using the straight-line method over their estimated useful lives, which range from two to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the economic life of the improvement or the related lease term.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed annually (or more frequently if impairment indicators arise) for impairment in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to its estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets.

The Company has elected to perform the annual goodwill impairment review on September 30 of each year. Based upon management’s review, including an annual valuation report issued by an investment bank, it was determined that no goodwill impairment charge was required for 2006, 2005, or 2004.

Equity Compensation

Prior to January 1, 2006, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for its stock-based compensation plan using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

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

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the prospective method. Under this method, compensation costs for all awards granted after the date of adoption and modifications of any previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the performance period during which an employee provides service in exchange for the award. The Company recorded compensation expense of approximately $0.3 million during the year ended December 31, 2006 as the result of the adoption of SFAS No. 123(R).

In accordance with SFAS No. 123(R), for the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled approximately $0.2 million for the year ended December 31, 2006.

In adopting SFAS No. 123(R), companies must choose among alternative valuation models and amortization assumptions. The Company has elected to use the Black-Scholes-Merton option pricing model to value any options granted and to amortize compensation expense relating to share based payments on a straight-line single approach basis over the requisite service period. The Company will reconsider use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that cannot be reasonably estimated using this model.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

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

Foreign Currency Translation

As of December 31, 2006 and 2005, the Company held $1.0 million and $0.4 million, respectively, in foreign financial institutions.

The financial positions and results of operations of the Company’s foreign affiliates are translated using the local currency as the functional currency. Assets and liabilities of the affiliates are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions included in operations are not material for any of the periods presented.

Deferred Rent

The Company recognizes rent expense on a straight-line basis over the term of each lease. Lease incentives or abatements, received at or near the inception of leases, are accrued and amortized ratably over the life of the lease.

Fair Value of Financial Instruments

Financial instruments are defined as cash, contract receivables, debt agreements, accounts payable and accrued expenses. The carrying amounts of contract receivables, accounts payable, and accrued expenses in the accompanying financial statements approximate fair value because of the short maturity of these instruments.

Derivative Financial Instruments

The Company uses a derivative financial instrument to manage its exposure to fluctuations in interest rates on its credit facility. This derivative is not accounted for as a hedge and is recorded as either an asset or liability in the consolidated balance sheet, and periodically adjusted to fair value. Adjustments to reflect the change in the fair value of the derivative are reflected in earnings. The Company does not hold or issue derivative instruments for trading purposes.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of SFAS No. 109, Accounting for Income Taxes. This method requires recognition of deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company evaluates its ability to benefit from all deferred tax assets and establishes valuation allowances for amounts it believes are not more likely than not to be realizable.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Segment

The Company has concluded that it operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources. Our single segment represents the Company’s core business, professional services primarily for government clients. Although the Company describes multiple service offerings to four markets to provide a better understanding of the Company’s business operations, the Company does not manage its business or allocate resources based upon those service offerings or markets.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and contract receivables. The majority of the Company’s cash transactions are processed through one U.S. commercial bank. Cash in excess of daily requirements is used to reduce any amounts outstanding under the Company’s line-of-credit or invested in overnight investment sweeps. To date, the Company has not incurred losses related to cash and cash equivalents.

The Company’s contract receivables consist principally of contract receivables from agencies and departments of, as well as from prime contractors to, the U.S. government and the State of Louisiana. The Company extends credit in the normal course of operations and does not require collateral from its clients.

The Company has historically been, and continues to be, heavily dependent upon contracts with the U.S. government and is subject to audit by audit agencies of the government. In the current year, the Company has also become dependent upon its Road Home contract with the State of Louisiana, which is subject to audit by state and federal agencies. Such audits determine, among other things, whether an adjustment of invoices rendered to the government is appropriate under the underlying terms of the contracts. Management does not expect any significant adjustments, as a result of government audits, that will adversely affect the Company’s financial position.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, which clarifies SFAS No. 109 and prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. In our initial application, FIN No. 48 will be applied to all tax positions for which the statue of limitations remains open. Only tax positions that meet the more likely than not recognition threshold at adoption date will be recognized or continue to be recognized. The accounting provisions of FIN No. 48 will be effective for us beginning January 1, 2007. The Company has not determined the effect, if any, that the adoption of FIN No. 48 will have on the Company’s financial position and results of operations.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

In September 2006, the FASB issued FASB Statement No. 157 (SFAS No. 157), Fair Value Measurements. SFAS No.157 proscribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS No. 157 will be effective for us beginning January 1, 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial condition or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (SAB No. 108), Quantifying Financial Statement Errors. SAB No. 108 addresses how the effects of prior-year uncorrected misstatements should be considered when quantifying misstatements in current-year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 must be applied to annual financial statements for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on our financial condition or results of operations.

NOTE C—CONTRACT RECEIVABLES

Contract receivables consisted of the following at December 31:

	2006	2005
Billed	$79,785	$45,316
Unbilled	31,011	7,965
Retainages	1,099	1,574
Allowance for doubtful accounts	(1,347)	(1,984)

Contract receivables, net	$110,548	$52,871

Contract receivables, net of the established allowance, are stated at amounts expected to be realized in future periods. Unbilled receivables result from revenue that has been earned in advance of billing. The unbilled receivables can be invoiced at contractually defined intervals or milestones, as well as upon completion of the contract or government audits. The Company anticipates that the majority of unbilled receivables will be substantially billed and collected within one year. Contract receivables are classified as current assets in accordance with industry practice.

The allowance for doubtful accounts is determined based upon management’s best estimate of potentially uncollectible contract receivables. The factors that influence management’s estimate include historical experience and management’s expectations of future losses on a contract by contract basis. The Company writes off contract receivables when such amounts are determined to be uncollectible. Losses have historically been within management’s expectations.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2006	2005
Leasehold improvements	$5,672	$5,404
Software	7,526	5,330
Furniture and equipment	2,488	2,097
Computers	3,106	2,935

	18,792	15,766
Accumulated depreciation and amortization	(13,404)	(11,782)

	$5,388	$3,984

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

In 2006, additional purchase price of approximately $2.7 million was recorded to estimate the anticipated payments related to the earn outs in the Caliber purchase agreement. The anticipated payments related to the earn outs will be paid from funds currently held in escrow. The amounts held in escrow are classified as Restricted Cash on the consolidated balance sheet. In addition, the net assets acquired were increased by approximately $2.7 million from $20.7 million to $23.4 million to reflect the anticipated additional payments and minor revisions to estimates of assets and liabilities acquired. As a result of these adjustments, goodwill was increased by $2.7 million during the year ended December 31, 2006.

Other Intangible Assets

Intangible assets related to contracts and customers acquired from the Company’s acquisition of two divisions of the former ADL in May 2002 were initially amortized on a straight-line basis over expected contract periods and the estimated life of customer relationships over a weighted-average period of nine and 90 months, respectively. During 2005, the Company revised the initial estimated life of 90 months for customer-related intangible assets to 44 months, which was determined to be consistent with the estimated economic benefits of the intangible asset. The effect of the change in the estimated life of the ADL intangible assets was the recording of an additional $1.8 million of amortization expense in 2005.

The customer-related intangible assets, which consists of customer contracts, backlog and non-contractual customer relationships, related to the Synergy and Caliber acquisitions are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The estimated life of the customer contracts assets is 48 months. Intangible assets related to acquired developed technology and non-compete agreements obtained in connection with business combinations are amortized on a straight-line basis over their estimated lives of 24 months and 48 months, respectively.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS—Continued

Other intangibles consisted of the following at December 31:

	2006	2005
Customer-related intangibles	$3,411	$8,767
Non-compete agreements	778	778
Developed technology	545	545
Trademarks	76	—

	4,810	10,090
Less: accumulated amortization	(2,090)	(5,963)

	$2,720	$4,127

Aggregate amortization expense for the years ended December 31, 2006, 2005, and 2004, was $1.5 million, $2.8 million, and $0.5 million, respectively. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2007	$1,251
2008	905
2009	564

$2,720

NOTE F—ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2006	2005
Accrued bonuses and commissions	$9,400	$3,402
Accrued salaries	2,558	1,802
Accrued vacation	3,473	3,193
Accrued payroll taxes	1,645	1,325
Other	651	479

	$17,727	$10,201

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE G—ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

	2006	2005
Accrued subcontractor costs	$27,910	$3,355
Accrued acquisition earn-out	2,650	—
Accrued rent	1,490	665
Accrued insurance premiums	1,261	862
Accrued software licensing costs	996	352
Accrued professional services	273	729
Accrued non-compete liability	440	560
Accrued taxes	344	358
Other accrued expenses	1,838	1,390

	$37,202	$8,271

NOTE H—LONG-TERM DEBT

In August 2003, the Company entered into a financing arrangement with a syndicate of lenders. The agreement required the Company to retire its existing bank debt in full with the proceeds from Facilities A and B (see table below). The Company incurred approximately $0.6 million in debt issuance costs related to its new credit facility.

In January 2005, in connection with the Synergy acquisition, the Company and its lenders agreed to modify the credit facility. The modification provided for an increase in the Facility A and B commitment amounts from $28 million to $35 million, and $12 million to $15 million, respectively. Substantially all the other terms and conditions remained the same. The Company incurred approximately $0.3 million in debt issuance costs related to its amended financing arrangement.

In October 2005, in connection with the Caliber acquisition, the Company and its lenders agreed to amend and restate its existing credit facility. The amendment provided for an increase in the Facility A commitment amount from $35 million to $45 million and replaced the Facility B commitment of $15 million with a Term Loan Facility commitment of $22 million and a Time Loan Facility commitment of $8 million. In addition, the Note Payable to Kaiser (Note M) was paid in full. The Company incurred approximately $0.2 million in debt issuance costs related to its amended financing arrangement. With the finalization of the new banking arrangement in October 2005, the unamortized debt issuance costs of approximately $0.3 million associated with the prior credit facility were charged to earnings. The banking arrangement has since been amended three times, in March 2006, in August 2006, and in December 2006, as described below, resulting in an increase in availability under the Facility A and the adjustment of the credit agreement’s financial covenants.

The Company’s debt issuance costs are being amortized over the term of indebtedness and total approximately $0.5 million and $0.2 million, net of accumulated amortization of $0.2 million and $0.01 million as of December 31, 2006 and 2005, respectively. Amortization expense of approximately $0.2 million, $0.6 million, and $0.2 million was recorded in the accompanying consolidated financial statements for the years ended December 31, 2006, 2005, and 2004, respectively.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE H—LONG-TERM DEBT—Continued

Long-term debt consisted of the following at December 31:

	2006	2005
Facility A/Swing Line provides for borrowings up to the lesser of $65 million for 2006 and $45 million for 2005 for the eligible borrowing base, and matures in October 2010. Outstanding borrowings bear daily interest at a base rate (based on either the U.S. Prime Rate, which was 8.25% at December 31, 2006, and 7.25% at December 31, 2005, or LIBOR plus spread), payable monthly.	$—	$31,338

The Term Loan Facility for $22 million, maturing in October 2010. Outstanding principal bears daily interest at a base rate plus 0.25% (based on the U.S. Prime Rate, which was 8.25% at December 31, 2006, and 7.25% at December 31, 2005, or LIBOR plus spread), payable monthly. Monthly principal payments of $366,667 commenced in November 2005. The Facility was paid in full in October 2006.	—	21,634

The Time Loan Facility for $8 million, maturing in January 2007. Outstanding principal bears daily interest at a base rate plus 0.75% (based on the U.S. Prime Rate, which was 8.25% at December 31, 2006, and 7.25% at December 31, 2005, or LIBOR plus spread), payable monthly. Six monthly principal payments of $333,334 commencing on July 1, 2006. The remaining balance of $6 million was due upon maturity. The Facility was paid in full in October 2006.	—	8,000

	—	60,972
Less: current portion	—	(6,767)

	$—	$54,205

The bank loans are collateralized by substantially all assets of the Company, and require the Company to remain in compliance with certain financial ratios, as well as other restrictive covenants. As of December 31, 2006, the Company was in compliance with all covenants.

Amendments to credit facility

On March 14, 2006, the Company and its lenders agreed to the First Amendment to the October 2005 credit facility to provide the Company with a temporary increase to Facility A (revolving line) of $6 million through June 30, 2006, and then decreasing to $4 million from the period July 1 through August 31, 2006, to cover working capital needs, not to exceed the total capacity of Facility A of $45 million. This amendment also adjusted the credit facility’s financial covenants to allow for greater leverage and adjusted the interest rate pricing grid.

On August 25, 2006, the Company and its lenders agreed to the Second Amendment to the October 2005 credit facility to increase the Facility A commitment amount from $45 million to $65 million and to provide the Company with a temporary increase to Facility A (revolving line) of $10 million through the earlier of the completion of the Company’s initial public offering or December 15, 2006, to cover working capital needs, not to exceed the total capacity of Facility A of $65 million. In this amendment, our lenders approved the Company’s IPO, requiring most of the proceeds of such offering to be used to pay the Company’s outstanding debt. This amendment also adjusted the credit facility’s financial covenants to allow for greater leverage and to make adjustments to the fixed charge coverage covenant.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE H—LONG-TERM DEBT—Continued

On December 29, 2006, the Company and its lenders agreed to the Third Amendment to the October 2005 credit facility to increase the various dollar baskets set forth in the credit agreement to allow the Company to conduct certain business without approval from the lenders, to remove the lender’s requirement for an interest rate swap, to reduce the interest rates set forth in the interest rate pricing grid, and to allow the Company to make certain acquisitions without prior lender approval.

Letters-of-Credit

At December 31, 2006 and 2005, the Company had outstanding letters-of-credit totaling $0.5 million. These letters-of-credit expire on various dates through 2007.

Derivative instruments

The Company designates its derivatives based upon the criteria established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value.

In November 2005, the Company entered into an interest rate swap agreement as part of its amended credit facility to reduce the Company’s exposure to interest rate fluctuations on variable rate debt. The effect of the agreement was to effectively establish a fixed USD-LIBOR rate of 5.11 percent. The interest rate swap agreement expires November 10, 2008. At December 31, 2006, the interest rate swap agreement covered a notional amount of $15 million, and variable rate debt outstanding was $0.

The interest rate swap agreement did not qualify for hedge accounting. Therefore, the change in fair value is reflected in the Statement of Earnings and resulted in a reduction in interest expense of approximately $0.1 million during the year ended December 31, 2006.

NOTE I—INCOME TAXES

Income tax expense consisted of the following at December 31:

	2006	2005	2004
Current:
Federal	$7,633	$3,008	$2,314
State	1,819	773	548
Foreign	272	—	—

	9,724	3,781	2,862
Deferred:
Federal	(1,246)	(1,578)	(230)
State	(268)	(338)	(50)

	(1,514)	(1,916)	(280)

	$8,210	$1,865	$2,582

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE I—INCOME TAXES—Continued

Deferred tax assets (liabilities) consisted of the following at December 31:

	2006	2005
Deferred Tax Assets
Current:
Stock option compensation	$1,045	846
Accrued loss on lease abandonment	499	82
Accrued vacation	1,007	873
Other	1,099	1,884

Total current deferred tax asset	3,650	3,685

Non-current:
Foreign net operating loss carryforward (NOL)	739	636
Accrued loss on lease abandonment	804	—
Depreciation	1,071	973
Deferred rent	667	682
Valuation allowance	(739)	(636)
Other	182	103

Total non-current deferred tax assets	2,724	1,758

Total Deferred Tax Assets	6,374	5,443

Deferred Tax Liabilities
Current:
Retention	(434)	(616)
Section 481(a) adjustment	(722)	(727)

Total current deferred liability	(1,156)	(1,343)
Non-current:
Amortization	(3,297)	(2,994)
Section 481(a) adjustment	(722)	(1,455)
Other	(29)	(39)

Total non-current deferred tax liabilities	(4,048)	(4,488)

Total Net Deferred Tax Liabilities	(5,204)	(5,831)

Total Net Deferred Tax Asset (Liability)	$1,170	$(388)

As of December 31, 2006, the Company had fully utilized the NOL carryforwards for state income tax purposes. As of December 31, 2006, the Company had foreign NOL carryforwards of approximately $1.9 million, which are fully reserved and began to expire in 2006.

The Company has deferred tax assets applicable to the following jurisdictions where the Company’s operations have a recent history of pre-tax cumulative losses for financial reporting purposes.

	2006	2005
Canada	$546	$452
Russia	193	184

Total	$739	$636

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE I—INCOME TAXES—Continued

The need to establish valuation allowances for these deferred assets is based on a more likely than not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration is given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives. It has been determined that is more likely than not that the deferred assets in the Company’s Canadian and Russian operations will not be realized. Therefore, the Company has recorded a full valuation allowance against these deferred assets.

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Differences between the statutory rate and the Company’s provision are as follows:

	2006	2005	2004
Taxes at statutory rate	35.0%	34.0%	34.0%
State taxes, net of federal benefit	4.6%	4.6%	4.6%
Foreign taxes, net of federal benefit	0.9%	0.0%	0.0%
Other permanent differences	1.4%	4.5%	2.2%
Change in valuation allowance	0.3%	1.4%	2.4%
Prior year tax adjustments	0.9%	3.2%	0.2%
Tax credits	(2.2)%	0.0%	0.0%
Deferred asset changes due to tax rate and other	0.0%	0.3%	2.7%

	40.9%	48.0%	46.1%

NOTE J—ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

On June 25, 1999, the Company adopted the ICF Consulting Group, Inc., Management Stock Option Plan (the 1999 Plan). The Plan provides for the granting of straight and incentive awards to employees of the Company to purchase shares of the Company’s common stock. A total of 1,334,027 shares of common stock were reserved for issuance under the 1999 Plan. In May 2002, the Company amended the 1999 Plan to reserve an additional 238,313 shares for issuance. The exercise price for straight awards granted under the 1999 Plan shall not be less than $5.00 per share. The option price for incentive awards granted under the 1999 Plan is determined by the Compensation Committee of the Board of Directors based upon the fair market value of the Company’s common stock on the date of grant. Awards are no longer being made under the 1999 Plan, and the 1999 Plan will expire in June 2009.

Effective with the Company’s initial public offering of stock in September 2006, a new long-term equity incentive plan (the 2006 Plan) was adopted. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards, including restricted stock units. Under the 2006 Plan, the Company may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of the Company’s fiscal years beginning in 2007, equal to the lesser of 3% of the number of outstanding shares of common stock, or an amount determined by the Board of Directors. Persons eligible to participate in the 2006 Plan include all officers and key employees of the Company as determined by the Compensation Committee of the Board of Directors, and all non-employee directors.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE J—ACCOUNTING FOR STOCK-BASED COMPENSATION—Continued

Total compensation costs relating to stock-based compensation amounted to approximately $1.1 million and $2.1 million for the years ended December 31, 2006 and December 31, 2005, respectively. There were no stock-based compensation costs for the year ended December 31, 2004.

As of December 31, 2006, the total unrecognized compensation cost related to nonvested stock awards totaled approximately $6.7 million. These costs are expected to be recognized over a weighted-average period of 2.27 years.

Stock Options

All stock options granted to date have been under the 1999 Plan. Option awards are granted with an exercise price equal to the fair market value on the date of grant. All options outstanding as of December 31, 2006 are fully vested and have a 10-year contractual term. The Company expensed the value of these option grants over the period of time from the date of award to the date of the initial public offering, when they fully vested. The Company recorded approximately $0.3 million of compensation expense related to stock options for the year ended December 31, 2006.

The fair value of the options is estimated on the date of grant using the Black-Scholes-Merton pricing model that uses the assumptions in the following table:

Year Ended December 31, 2006
Dividend yield	0.00%
Expected volatility	36.00%
Risk-free interest rate	4.27-4.99%
Expected term (in years)	5
Weighted average fair value of options granted	$3.59

Dividend Yield. The Company has not paid dividends in the past nor does it expect to pay dividends in the future, therefore a dividend yield percentage of zero is used.

Expected Volatility. The options granted by the Company through September 30, 2006 were granted prior to the Company being publicly traded. Accordingly, there was no history of share prices determined on the open market. As a result, the Company’s expected volatility is determined annually using the midpoint of a basket of peer company historical volatility rates until such time that the Company establishes a more extensive stock history.

Expected Term. The Company has virtually no history of employee exercise behavior. The expected term of five years was estimated by considering the contractual terms of the grants, vesting schedules, employee forfeitures, and expected terms of option grants by similar public companies.

Risk-Free Interest Rate. The Company bases the risk-free interest rates used in the Black-Scholes-Merton valuation method on implied interest rates for U.S. Treasury securities at the grant date with terms consistent with the expected terms of the stock options. The range of risk-free interest rates used in valuing options granted during the year ended December 31, 2006 was from 4.27% to 4.99%.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE J—ACCOUNTING FOR STOCK-BASED COMPENSATION—Continued

The following table summarizes changes in outstanding stock options:

	Options Available for Grant	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2004	217,057	1,355,283	$5.56
Granted in 2004	(132,500)	132,500	$7.34
Forfeited/Expired	51,791	(51,791)	$5.82

Outstanding at December 31, 2004	136,348	1,435,992	$5.72
Granted in 2005	(102,045)	102,045	$7.84
Forfeited/Expired	18,798	(18,798)	$6.28

Outstanding at December 31, 2005	53,101	1,519,239	$5.86
Granted in 2006	(78,780)	78,780	$9.05
Exercised	0	(79,600)	$6.04
Forfeited/Expired	31,337	(31,337)	$6.32

Outstanding at December 31, 2006	5,658	1,487,082	$6.01

Vested and expected to vest at December 31, 2006		1,487,082	$6.01

Exercisable at December 31, 2006		1,487,082	$6.01

The aggregate intrinsic value of the shares outstanding in the preceding table represents the total pretax intrinsic value of in-the-money options based on the Company’s stock price of $14.52 as of December 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options outstanding and exercisable was approximately $12.7 million. The intrinsic value of options granted in 2006 was approximately $0.4 million, and the intrinsic value of options exercised during the year ended December 31, 2006 was approximately $0.7 million. The weighted-average remaining contractual term for options outstanding and exercisable was 5.00 years.

Information regarding stock options outstanding as of December 31, 2006 is summarized below:

Range of Exercise Prices	Number Outstanding & Exercisable	Weighted-Average Remaining Contractual Term	Weighted-Average Exercise Price
$5.00	577,458	3.31	$5.00
$6.00	130,000	4.00	$6.00
$6.10	503,861	5.47	$6.10
$7.34	179,500	7.53	$7.34
$9.05	96,263	9.19	$9.05

$5.00-$9.05	1,487,082	5.00	$6.01

Restricted Stock Awards

Pursuant to the 2006 Plan, the Company issued 139,583 shares of restricted stock to certain key employees and directors on September 28, 2006, the date of the initial public offering of the Company’s stock. Of these shares, 9,583 vest over a five year period and 130,000 vest over three years. All of the restricted stock granted under the 2006 Plan is unvested as of December 31, 2006.

Additionally, the Company awarded 16,500 and 12,500 shares of restricted stock in September 2005 and July 2006, respectively, to certain key employees. These shares vested upon the completion of the Company’s initial public offering and were expensed during the year ended December 31, 2006 based on the grant date fair

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE J—ACCOUNTING FOR STOCK-BASED COMPENSATION—Continued

value of $7.34 and $9.05 per share, respectively. These shares were granted under a prior plan that has been terminated as of December 31, 2006.

The weighted-average grant date fair value of the restricted stock awards granted during the year ended December 31, 2006 was $11.76.

Compensation expense computed for the year ended December 31, 2006 was approximately $0.4 million. Unrecognized cost related to restricted stock awards totaled approximately $1.5 million. These costs are expected to be recognized over a weighted-average period of 1.81 years.

Restricted Stock Units

During the year ended December 31, 2006, the Company awarded 473,500 restricted stock units to employees. One-third of each restricted stock unit vests after two years and the remaining two-thirds vest after three years. Upon vesting, the employee is issued one share of stock for each restricted stock unit he or she holds. Restricted stock units were valued based on the grant date value of a share of common stock and are expensed on a straight-line basis over the vesting period of the combined award. The weighted-average grant date fair value of restricted stock units granted during the year ended December 31, 2006 was $12.68.

Compensation expense computed under the fair value method for the year ended December 31, 2006 was approximately $0.4 million.

At December 31, 2006, unrecognized cost related to restricted stock units totaled approximately $5.2 million. These costs are expected to be recognized over a weighted-average period of 2.44 years. The aggregate intrinsic value of restricted stock units at December 31, 2006 was approximately $6.7 million.

A summary of the status of the Company’s non-vested restricted share units for the year ended December 31, 2006 are presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested restricted stock units at January 1, 2006	—	—	—
Granted	473,500	$12.68	$6,875
Vested	—	—	—
Cancelled	(9,500)	$12.10	(138)

Non-vested restricted stock units at December 31, 2006	464,000	$12.69	$6,737
Restricted stock units expected to vest in the future	439,481	$12.69	$6,381

The aggregate intrinsic value in the preceding table is based on the Company’s stock price of $14.52 as of December 31, 2006.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE K—DISCONTINUED OPERATIONS

On March 19, 2004, the Company executed a stock purchase agreement with Nexus Energy Software, Inc., for the sale of ICF Energy Solutions, Inc. (ESI). The sale of ESI was finalized (closed) on April 8, 2004, and the purchase price consisted of the following components:

•	$1.3 million in cash upon closing;

•	A 30-month note for $1.5 million with quarterly payments of principal and interest at 6 percent; and

•

An earn-out of 13 percent of all future billings in excess of $4 million a year for the first 24 months after the closing, and in excess of $2 million for the six-month period following the initial 24-month period. No earn-out was realized.

The net assets sold had a carrying value of $1.5 million and consisted primarily of capitalized software development costs. The gain on the sale of ESI was calculated using the cash and note received upon closing, totaling $2.8 million. The earn-out was excluded due to the uncertainty of realization; therefore, the proceeds received upon closing, less the $1.5 million of net assets sold and selling expenses of approximately $0.6 million, resulted in a gain of approximately $0.4 million, net of tax.

The following amounts related to ESI were segregated from continuing operations and reflected as discontinued operations during the year ended December 31, 2004:

Revenues	$1,133
Expenses	1,329

Net loss from discontinued operations, net of taxes of $(123)	$(196)

NOTE L—EARNINGS PER SHARE

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing reported net income by the weighted-average number of shares and warrants outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and restricted stock units. The effect of 152,428 shares on common stock equivalents was ignored for the year ended December 31, 2006 because they are anti-dilutive to EPS. The dilutive effect of stock options for each period reported is summarized below:

	2006	2005	2004
	(in thousands)
Basic weighted-average shares outstanding	10,321	9,185	9,080
Effect of potential exercise of stock options, restricted stock and restricted stock units	475	552	318

Diluted weighted-average shares outstanding	10,796	9,737	9,398

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE M—COMMITMENTS AND CONTINGENCIES

LITIGATION AND CLAIMS

Various lawsuits and claims and contingent liabilities arise in the ordinary course of the Company’s business. The ultimate disposition of certain of these contingencies is not determinable at this time. The Company’s management believes there are no current outstanding matters that will materially affect the Company’s financial position or results of operations.

OPERATING LEASES

The Company has entered into various operating leases for equipment and office space. Certain facility leases may contain fixed escalation clauses, require that the Company pay operating expenses in addition to base rental amounts, and three leases require the Company to maintain letters-of-credit. Rent expense and sub-lease income for operating leases was approximately $12.6 million and $0.4 million, respectively, for 2006, $10.9 million and $0.6 million, respectively, for 2005, and $10.4 million and $0.5 million, respectively, for 2004.

Future minimum rental payments under all non-cancelable operating leases are as follows:

Year ending December 31,
2007	$13,076
2008	11,749
2009	10,954
2010	9,459
2011	8,485
Thereafter	6,163

$59,886
Less: Sublease Income	(869)

$59,017

Contingent Bonuses

In September 2004, the Board of Directors approved a contingent bonus pool of $2.7 million, to be allocated by the Compensation Distribution Committee of the Board of Directors in its sole discretion, and to be paid from the proceeds of an event, such as a sale, merger, or initial public offering of the Company’s common stock. The bonus pool was paid in October 2006 as a result of the Company’s initial public offering.

Long term employment agreements

We entered into an amended and restated employment agreement with the Chief Executive officer (CEO) as of the effective date of the initial public offering. We or the CEO may terminate this agreement by giving 45 days notice to the other. Absent a change in control, if he is involuntarily terminated without cause or resigns for good reason, he will be paid all accrued salary, a severance payment equal to twenty-four months of his base salary and a pro rata bonus for the year of termination. Additionally, the vesting of his unvested 50,000 restricted stock grants held as of December 31, 2006 will be accelerated in connection with such a termination. From the time-to-time the company enters into other agreements with employees that may include acceleration of payments upon a change of control.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE M—COMMITMENTS AND CONTINGENCIES—Continued

Settlement of Claims with Kaiser

In June 2002, the Company and ICF Kaiser International, Inc. (Kaiser), the Company’s former parent, executed a mutual release and settlement agreement to settle the pending claims (the Dispute) by the Company against Kaiser. In consideration of the Company settling the Dispute, Kaiser agreed to the following terms:

a.	Cancellation of $2.2 million of the principal amount of indebtedness owed by the Company to Kaiser.

b.	Cancellation of the original notes owed to Kaiser, which totaled $6.6 million, and the issuance of a new promissory note in the amount of $6.4 million. The new promissory note bore interest at 8.5 percent during the period the note is held by Kaiser. If the note is sold to a third party, the interest rate would increase to 10.5 percent per annum.

c.	Kaiser, and all of its assigns, release and discharge the Company from any liabilities, debts, and damages arising out of the Dispute.

d.	Kaiser sold to the Company all of its remaining common stock in Consulting for $4.5 million.

e.	Release of Kaiser from its indemnification obligations to the Company against certain future subcontractor claims and other liabilities existing in 1999. Therefore, the Company recorded accrued liabilities based upon its best estimate of anticipated subcontractor claims and other liabilities. The carrying amount of this accrued liability was approximately $0.8 million and $0.9 million as of December 31, 2006 and 2005, respectively.

NOTE N—ABANDONMENT OF SPACE

On April 14, 2006, the Company decided to abandon, effective June 30, 2006, its San Francisco, California leased facility and relocate its staff to other space. The San Francisco lease obligation expires in July 2010 and covers 12,000 square feet, at an annual rate of $79 per square foot plus operating expenses. Management believed, based upon consultation with its leasing consultants, that the current market for similar space is substantially below this cost. The Company recognized a $3.3 million pre-tax charge during 2006, which is included in indirect and selling expenses, primarily for rent expense and the disposal of leasehold improvements, associated with the abandonment of the San Francisco facility.

In addition, on April 14, 2006, the Company decided to abandon a portion of its Lexington, Massachusetts leased facility that it has been unable to sublease. The lease for the abandoned space expires in June 2012 and the abandoned space covers approximately 6,000 square feet. The Company recognized a $0.8 million pre-tax charge during 2006, which is included in indirect and selling expenses, primarily for rent expense associated with the abandonment of this Lexington, Massachusetts facility.

During the second quarter of 2006, the Company recorded a $4.3 million pre-tax charge for the abandonment of leased facilities in San Francisco, California and Lexington, Massachusetts, as further described below. In the second half of 2006, the Company recorded a reduction to expense of $0.2 million due to a change in the estimate of anticipated sublease income.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE N—ABANDONMENT OF SPACE—Continued

The following table summarizes information regarding the liabilities associated with the above lease abandonments, of which $1.2 million is included in accrued expenses with the remainder included in other liabilities on the Company’s consolidated balance sheet for the year ended December 31, 2006:

Beginning balance	$—
Costs incurred and charged to indirect and selling expenses	4,064
Costs settled	(840)

Ending Balance	$3,224

NOTE O—EMPLOYEE BENEFIT PLANS

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the Retirement Savings Plan). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code.

Effective January 1, 2005, participants in the Retirement Savings Plan were able to elect to defer up to 70 percent of their compensation subject to statutory limitations, and were entitled to receive 100 percent employer matching contributions for the first 3 percent and 50 percent for the next 2 percent of the participant’s compensation. During 2004, participants were entitled to receive 50 percent employer matching contributions up to a maximum of 4 percent of the participant’s compensation. For 2004, the Retirement Savings Plan also provided for non-elective employer contributions. Effective with the 2005 Plan Year, the Retirement Savings Plan was amended to cease employer non-elective contributions. Contribution expense related to the Plans for the years ended December 31, 2006, 2005, and 2004, was approximately $3.2 million, $2.1 million, and $2.7 million, respectively.

NOTE P—RELATED-PARTY TRANSACTIONS

Effective with the 1999 purchase of Consulting from Kaiser, the Company entered into a seven-year management services agreement with the controlling member of the Company. The agreement called for a fixed consulting fee of $0.1 million per annum, as well as a variable fee based upon the Company’s annual earnings, adjusted as defined in the agreement. During 2006, 2005, and 2004, management fees related to this agreement were $0.5 million, $0.4 million, and $0.4 million, respectively, and were included in operating expenses in the accompanying consolidated financial statements. Upon the Company’s IPO, this management services agreement was terminated.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE Q—SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	2006	2005	2004
Balance at beginning of period	$1,984	$1,696	$1,672
Additions	79	1,167	274
Deductions	716	879	250

Balance at end of period	$1,347	$1,984	$1,696

NOTE R—SUBSEQUENT EVENTS

During January of 2007, the Company acquired two companies.

The Company acquired 100% of the outstanding common stock of Energy and Environmental Analysis, Inc. (EEA), a privately held company specializing in energy market analyses, modeling, transportation and energy technology, and environmental advisory services. The Company believes that the combination of EEA’s modeling framework in the natural gas sector with ICF’s modeling framework in the electricity sector will create a unique analytical platform for integrated energy analysis. The Company also believes that EEA’s expertise in automotive emissions and fuel efficiency technologies will expand the capabilities of its transportation practice.

The Company also acquired 100% of the outstanding common stock of Advanced Performance Consulting Group, Inc. (APCG), a privately held company that helps federal organizations develop and implement strategy, improve enterprise performance, manage change, support employee growth, and communicate effectively. APCG enjoys a reputation as a strategic advisor to senior-level federal clients. The Company believes the acquisition of APCG to be a good strategic fit, and that there are growth opportunities in numerous areas for the combined firms.

Both acquisitions were accounted for in accordance with the provision of SFAS No. 141, Business Combinations. The aggregate purchase price of both acquisitions was approximately $13.4 million, including $13.0 million of cash and 0.4 million of transaction expenses. The aggregate excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $11.0 million.

The Company has engaged an independent valuation firm to assist management in the purchase price allocation. However, the allocation of the purchase price to goodwill and to other acquired intangible assets has not yet been completed. Any amortization of intangibles resulting from this allocation will not be deductible for tax purposes.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE S—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2006				2005
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Contract revenue	$53,448	$56,145	$107,801	$113,885	$41,212	$42,073	$42,151	$51,782
Earnings from operations	3,167	(1,563)	6,340	14,996	2,561	25,446	1,707	(828)

Net earnings	$1,094	$(1,406)	$2,973	$9,206	$1,087	$718	$1,249	$(1,032)

Earnings per share:
Basic	$0.12	$(0.15)	$0.32	$0.68	$0.12	$0.08	$0.14	$(0.11)
Diluted	0.11	(0.14)	0.28	0.65	0.11	0.08	0.13	(0.11)

Weighted-average common shares outstanding
Basic	9,225	9,270	9,334	13,527	9,138	9,189	9,195	9,217
Diluted	9,772	9,809	10,475	14,179	9,466	9,513	9,532	9,769