Form 10-Q
period 2007-03-31
ICF International, Inc.
filed 2007-05-15
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer    ☐  Accelerated filer    ☒  Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 16, 2007, there were 14,140,140 shares outstanding of the registrant’s common stock.

ICF INTERNATI ONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED MARCH 31, 2007

i

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31, 2007 AND DECEMBER 31, 2006

(in thousands)

Assets

	March 31, 2007	December 31, 2006
	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,274	$2,997
Contract receivables, net	155,354	110,548
Prepaid expenses and other	3,062	2,659
Deferred income tax	3,270	2,494

Total Current Assets	162,960	118,698

Property and Equipment, net	5,204	5,388
Other assets:
Goodwill	91,661	83,833
Other intangible assets	5,350	2,720
Restricted cash	5,135	3,703
Other assets	1,608	1,485

Total Assets	$271,918	$215,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	March 31, 2007	December 31, 2006
	(Unaudited)
Current Liabilities:
Accounts payable	$30,175	$19,455
Accrued expenses	53,480	37,202
Accrued salaries and benefits	17,607	17,727
Deferred revenue	15,556	18,281
Income tax payable	6,115	3,682

Total Current Liabilities	122,933	96,347

Long-term liabilities:
Long-term debt	18,927	—
Deferred rent	1,605	1,599
Deferred income tax	1,240	1,324
Other liabilities	2,599	2,610

Total Liabilities	147,304	101,880
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 14,134,611 and 13,933,074 issued; and 14,076,233 and 13,874,696 outstanding as of March 31, 2007 and December 31, 2006, respectively	14	14
Additional paid-in capital	101,816	98,995
Treasury stock	(428)	(428)
Accumulated other comprehensive income	239	227
Stockholder notes receivable	(540)	(562)
Retained earnings	23,513	15,701

Total Stockholders’ Equity	124,614	113,947

Total Liabilities and Stockholders’ Equity	$271,918	$215,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended March 31,
	2007	2006
Revenue	$151,713	$53,448
Direct Costs	108,152	31,626
Operating Expenses:
Indirect and selling expenses	27,734	17,883
Depreciation and amortization	1,167	772

Total operating expenses	28,901	18,655

Earnings from Operations	14,660	3,167
Interest Expense	(324)	(1,052)
Other Income	278	26

Income before Income Taxes	14,614	2,141
Income Tax Expense	5,932	1,047

Net income	$8,682	$1,094

Net Income per Common Share:
Basic	$0.63	$0.12

Diluted	$0.60	$0.11

Weighted-average Common Shares Outstanding:
Basic	13,753	9,225

Diluted	14,415	9,772

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2007	2006

Cash Flows from Operating Activities
Net income	$8,682	$1,094
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,167	772
Non-cash equity compensation	619	76
Accrued interest on stockholder notes	(11)	(21)
Deferred income taxes	(860)	—
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(41,648)	(4,336)
Prepaid expenses and other	(286)	(11)
Accounts payable	10,810	(2,621)
Accrued expenses	16,502	875
Accrued salaries and benefits	(809)	1,256
Deferred revenue	(2,725)	(708)
Income tax payable	1,563	(389)
Deferred rent	18	(47)
Other liabilities	(11)	(158)

Net Cash Used in Operating Activities	(6,989)	(4,218)

Cash Flows from Investing Activities
Capital expenditures	(921)	(115)
Payments for trademark application	(15)	—
Capitalized software development costs	(178)	(24)
Additional payments for acquisition of Caliber Associates, Inc.	(500)	—
Payments for business acquisitions, net of cash acquired	(12,855)	—

Net Cash Used in Investing Activities	(14,469)	(139)

Cash Flows from Financing Activities
Payments on notes payable	—	(1,467)
Advances from working capital facilities	52,406	27,484
Payments on working capital facilities	(33,479)	(20,645)
Restricted cash	(1,432)	(117)
Debt issue costs	(7)	(117)
Exercise of options	1,283	—
Tax benefits of stock option exercises	880	—
Net proceeds from initial public offering	12	(91)
Net payments for stockholder issuances and buybacks	27	100
Payments received on stockholder notes	33	14

Net Cash (Used In) Provided by Financing Activities	19,723	5,161
Effect of exchange rate on cash	12	(7)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,723)	797
Cash and Cash Equivalents, beginning of period	2,997	499

Cash and Cash Equivalents, end of period	$1,274	$1,296

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$213	$1,467

Income taxes	$4,364	$1,486

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share data)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles (GAAP) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the Company’s results for the three-month periods ended March 31, 2007, and March 31, 2006. Operating results for the three-month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2007.

Basis of Presentation and Nature of Operations

The accompanying condensed consolidated financial statements include the accounts of ICF International, Inc. (ICFI) and its subsidiaries (collectively, the “Company”). The Company provides management, technology, and policy professional services in the areas of energy, environment and infrastructure, health, human services and social programs, and homeland security and defense. The Company’s major clients are the State of Louisiana and United States (U.S.) government agencies, especially the Department of Defense, the Department of Health and Human Services, the Environmental Protection Agency, the Department of Homeland Security, the Department of Transportation, and the Department of Justice; commercial entities, particularly electric and gas utilities and other energy market participants; and other government organizations throughout the United States and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with 16 primary domestic regional offices and international offices in London, Moscow, New Delhi, Rio de Janeiro and Toronto.

Note 2. Acquisitions

During January of 2007, the Company acquired two companies.

The Company acquired 100% of the outstanding common stock of Energy and Environmental Analysis, Incorporated (EEA), a privately held company specializing in energy market analyses, modeling, transportation and energy technology, and environmental advisory services. The Company believes that the combination of EEA’s modeling framework in the natural gas sector with ICF’s modeling framework in the electricity sector will create a unique analytical platform for integrated energy analysis. The Company also believes that EEA’s expertise in automotive emissions and fuel efficiency technologies will expand the capabilities of the Company’s transportation practice.

The Company also acquired 100% of the outstanding common stock of Advanced Performance Consulting Group, Inc. (APCG), a privately held company that helps federal organizations develop and implement strategy, improve enterprise performance, manage change, support employee growth, and communicate effectively. APCG enjoys a reputation as a strategic advisor to senior-level federal clients. The Company believes the acquisition of APCG to be a good strategic fit and that there are growth opportunities in numerous areas for the combined businesses.

Both acquisitions were accounted for in accordance with the provision of SFAS No. 141, Business Combinations. The aggregate purchase price of both acquisitions was $13.4 million, including $13.0 million of cash and $0.4 million of transaction expenses. The results of operations for EEA and APCG are included in the Company’s statement of earnings since January 1, 2007.

The Company has engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets, but this allocation has not yet been finalized. The aggregate excess of the purchase price over the estimated fair value of the net tangible assets acquired was $11.1 million. At this time, the Company has allocated $7.8 million to goodwill and $3.3 million to other intangible assets. Goodwill and intangibles are deductible for tax purposes. Supplemental pro forma data for the three-month period ended March 31, 2006 is not presented because the acquired companies’ operating results were not material to the consolidated operations of the Company.

Note 3. Contract Receivables

Contract receivables consist of the following (in thousands of dollars):

	March 31, 2007	December 31, 2006
Billed	$109,058	$79,785
Unbilled	47,847	32,110
Allowance for doubtful accounts	(1,551)	(1,347)

Contract receivables, net	$155,354	$110,548

Contract receivables, net of the established allowance, are stated as amounts expected to be realized in future periods. Unbilled receivables result from revenue that has been earned in advance of billing. The unbilled receivables can be invoiced at contractually defined intervals or milestones, as well as upon completion of the contract or U.S. federal government cost audits. The Company anticipates that the majority of unbilled receivables will be substantially billed and collected within one year. Contract receivables are classified as current assets in accordance with industry practice.

The allowance for doubtful accounts is determined based upon management’s best estimate of potentially uncollectible contract receivables, taking into account management’s expectations of future losses on a contract-by-contract basis. The Company writes off contract receivables when such amounts are determined to be uncollectible. Losses have historically been within management’s expectations.

Note 4. Commitments and Contingencies

Litigation and Claims

Various lawsuits and claims and contingent liabilities arise in the ordinary course of the Company’s business. The ultimate disposition of certain of these contingencies is not determinable at this time. The Company’s management believes there are no current outstanding matters that will materially affect the Company’s financial position or results of operations.

Note 5. Debt

During the three months ended March 31, 2007, the Company made net borrowings of $18.9 million under its revolving credit facility to finance two acquisitions and provide working capital.

Note 6. Accounting for Stock-Based Compensation

Stock Incentive Plans

Effective with the Company’s initial public offering of stock in September 2006, a new long-term equity incentive plan (the 2006 Plan) was adopted. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards, including restricted stock units. Under the 2006 Plan, the Company may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of the Company’s fiscal years, beginning in 2007, equal to the lesser of 3% of the number of outstanding shares of common stock outstanding as of January 1 of the particular year or a lesser amount as determined by the Board of Directors. Under this “evergreen provision,” 416,241 additional shares were made available under the plan as of January 1, 2007 and thereafter registered. Persons eligible to participate in the 2006 Plan include all officers and key employees of the Company, as determined by the Compensation Committee of the Board of Directors, and all non-employee directors.

Stock-Based Compensation

The Company recognized stock-based compensation expense of $0.6 million in the three months ended March 31, 2007, which is included in indirect and selling expenses. Net income for the three months ended March 31, 2007 also reflects income tax benefits relating to this expense of $0.2 million. There was $0.1 million of stock-based compensation expense in the three months ended March 31, 2006.

As of March 31, 2007, there was $8.0 million of total unrecognized compensation cost related to unvested stock-based compensation agreements. These unrecognized compensation costs are expected to be recognized over a three- to five-year period on a straight-line basis.

Stock Options

All stock options granted through 2006 were under the 1999 Plan. All stock options granted in 2007 are under the 2006 Plan.

During the three months ended March 31, 2007, the Company granted stock options to purchase 210,000 shares of the Company’s common stock at an exercise price of $18.31 per share, the estimated fair value of the stock on the date of grant. The Black-Scholes-Merton weighted average fair value of the options granted during the three months ended March 31, 2007 was $5.99 per share. These options expire in ten years and vest over three years. The Company is expensing the value of these option grants over the vesting period.

In accordance with SFAS No. 123(R), Share-Based Payment, for the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled approximately $0.9 million for the three months ended March 31, 2007. There were no excess tax benefits for the three months ended March 31, 2006.

The following table depicts stock option activity for the three months ended March 31, 2007:

	Options Outstanding
	Shares	Weighted- Average Exercise Price
As of December 31, 2006	1,487,082	$6.01

Options granted in 2007	210,000	$18.31
Options forfeited or cancelled	0	n/a
Options exercised	(199,717)	6.09

As of March 31, 2007	1,497,365	$7.72

Restricted Stock and Restricted Stock Units

Pursuant to the 2006 Plan, the Company awarded 16,500 restricted stock units (RSUs) to employees during the quarter ended March 31, 2007. The RSUs vest over three years under varying schedules. Upon vesting, the employee is issued one share of stock for each RSU he or she holds. The RSUs were valued based on the grant date value of a share of common stock. The weighted-average grant date fair value of the RSUs was $15.94 per share.

The activity related to RSUs during the three months ended March 31, 2007 was as follows:

Shares
Outstanding December 31, 2006	464,000
Granted	16,500
Forfeited	(5,500)

Outstanding March 31, 2007	475,000

Note 7. Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN No. 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The Company adopted FIN No. 48 on January 1, 2007, and has developed and implemented a process based on the guidelines of FIN No. 48 to ensure that uncertain tax positions are identified, analyzed, and properly reported in its financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.

Based on currently known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of March 31, 2007, is $0.9 million, which includes $0.1 million of accrued penalties and interest related to the unrecognized tax benefits. The unrecognized tax benefits, including the accrued penalties and interest, were recorded as an increase to income taxes payable and a reduction of retained earnings in the condensed balance sheets. Interest expense and penalty expense related to income taxes, if any, are included in interest expense and indirect and selling expenses, respectively, in the statement of earnings. For the three months ended March 31, 2007, the Company has not recorded any interest or penalty expense related to income taxes.

The total amount of unrecognized tax benefits as of March 31, 2007, if recognized, would have a $0.9 million effect on income tax expense and would impact the effective tax rate. There are no tax positions the Company has taken for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing individually, or in the aggregate, a material effect on its result of operations, financial condition, or cash flows. The Company remains subject to examination by major tax jurisdictions for tax years 2003 through 2006.

Note 8. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and RSUs. The dilutive effect of stock options, restricted stock, and RSUs for each period reported is summarized below:

	Three Months Ended March 31,
	2007	2006
Net Income	$8,682	$1,094

Weighted-average number of basic shares outstanding during the period	13,753	9,225
Dilutive effect of stock options, restricted stock, and RSUs	662	547

Weighted-average number of diluted shares outstanding during the period	14,415	9,772

Basic earnings per share	$0.63	$0.12

Diluted earnings per share	$0.60	$0.11

Note 9. Recent Pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 provides for the option to recognize most financial assets and liabilities and certain other items at fair value. SFAS No. 159 requires each company to provide additional information that will help investors and other users of financial statements more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS 159 is effective for us beginning January 1, 2008. We are evaluating the statement to determine its effect, if any, on our future financial statements and related disclosures.

Item 2.	M anagement’s Discussion and Analysis of Financial Condition and Results of Operations

F ORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to:

•	changes in the spending priorities of our clients;

•	failure by Congress to approve budgets in a timely fashion;

•	our dependence on contracts with state and federal government agencies and departments for the majority of our revenue and our ability to win large-value procurements;

•	performance by us and our subcontractors under a major contract with the State of Louisiana, Office of Community Development (The Road Home contract);

•

possible acceleration of performance and revenues under The Road Home contract including the effects of the accelerated distribution of available program funds, on the one hand, and significant audit risks associated with, and possible termination of, The Road Home contract, on the other hand;

•	results of government audits and investigations;

•	an economic downturn in the energy sector;

•	failure to receive the full amount of our backlog;

•	loss of members of management or other key employees;

•	difficulties implementing our acquisition strategy; and

•	difficulties expanding our service offerings and client base.

Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006 in Part I, Item 1A, entitled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms “we” and “our” as used throughout this Quarterly Report on Form 10-Q refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated.

OVERVIEW

We provide management, technology and policy consulting and implementation services to government, commercial and international clients. We help our clients conceive, develop, implement and improve solutions that address complex economic, social and national security issues. Our services primarily address four key markets: energy; environment and infrastructure; health, human services and social programs; and homeland security and defense. Increased government involvement in virtually all aspects of our lives has created opportunities for us to resolve issues at the intersection of the public and private sectors. We believe that demand for our services will continue to grow as government, industry and other stakeholders seek to understand and respond to geopolitical and demographic changes, budgetary constraints, heightened environmental and social concerns, rapid technological changes, and increasing globalization.

Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including the Department of Defense, the Department of Health and Human Services, the Environmental Protection Agency, the Department of Homeland Security, the Department of Transportation, the Department of Justice, and the Department of Energy. U.S. federal government clients generated approximately 27% of our revenue for the three months ended March 31, 2007, and 49% of our revenue in 2006. Our state and local government clients include the states of Louisiana, New York, Pennsylvania, and California. State and local government clients generated approximately 66% of our revenue for the three months ended March 31, 2007 and approximately 40% of our revenue in 2006. Revenue generated from our state and local government clients increased substantially in 2006 and the first three months of 2007, due primarily to The Road Home contract. The Road Home contract accounted for approximately 64% of our revenue for three months ended March 31, 2007, and approximately 35% of our revenue in 2006. We also serve commercial and international clients, primarily in the energy sector, including electric and gas utilities, oil companies and law firms. Our commercial and international clients, including government clients outside the United States, generated approximately 7% of our revenue for the three months ended March 31, 2007, and 11% of our revenue in 2006. We have successfully worked with many of these clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

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

We have more than 2,000 employees, including many who are recognized thought leaders in their respective fields. We serve clients globally from our headquarters in the metropolitan Washington, D.C. area, our 16 primary domestic regional offices throughout the United States, and our five international offices in London, Moscow, New Delhi, Rio de Janeiro and Toronto.

On October 3, 2006, we completed our IPO. In connection with the IPO, we issued 3,659,448 shares of common stock at an offering price of $12 per share. On October 23, 2006, in accordance with the terms of our agreement with the underwriters of the IPO, we sold an additional 700,500 shares at $12 per share, representing a full exercise of the underwriters’ over-allotment option. Including the over-allotment option, we issued a total of 4,359,948 shares of common stock in the IPO.

Prior to and in connection with the closing of the IPO, on September 26, 2006, the Company increased the amount of authorized common shares from 20,000,000 shares to 70,000,000 shares and changed the par value of common stock from $.01 per share to $.001 per share. The Company also amended its Certificate of Incorporation to provide the authority to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. Dividends, if any, on outstanding shares of preferred stock shall be paid or declared and set apart for payment before any dividends shall be paid or declared and set apart for payment on shares of common stock with respect to the same dividend period. If upon any liquidation, dissolution or winding up of the Company, assets are insufficient to pay the preferred shareholders the amounts to which they are entitled, any such assets shall be distributed ratably among the shareholders in accordance with their respective priorities and preferential amounts (including unpaid cumulative dividends, if any). No shares of preferred stock had been issued as of March 31, 2007.

DESCRIPTI ON OF CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. If any of these estimates or judgments proves to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe that the estimates, assumptions and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and therefore consider them to be critical accounting policies.

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

Fixed-Price Contracts. Revenue for fixed-price contracts is recognized when earned, generally as work is performed in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Services performed vary from contract to contract and are not uniformly performed over the term of the arrangement. Revenue on certain fixed-price contracts is recorded each period based on contract costs incurred to date compared with total estimated costs at completion (cost-to-cost method). Performance is based on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Clients are obligated to pay as services are performed, and in the event that a client cancels the contract, payment for services performed through the date of cancellation is negotiated with the client. Revenue on certain fixed-price contracts is recognized ratably over the period benefited. Revenue on certain other fixed-price contracts is recorded based on units delivered to the customer multiplied by the contract-defined unit price.

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

New Accounting Standards

On February 15, 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 provides for the option to recognize most financial assets and liabilities and certain other items at fair value. SFAS No. 159 requires each company companies to provide additional information that will help investors and other users of financial statements to more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 is effective for us beginning January 1, 2008. We are evaluating the statement to determine its effect, if any, on our future financial statements and related disclosures.

DIRECT CO STS

Direct costs consist primarily of costs incurred to provide services to clients, the most significant of which include employee salaries and wages, plus associated fringe benefits, relating to specific client engagements. Direct costs also include the costs of subcontractors and outside consultants, third-party materials and any other related direct costs, such as travel expenses.

We generally expect the ratio of direct costs as a percentage of revenue to decline when our own labor increases relative to subcontracted labor or outside consultants. Conversely, as subcontracted labor or outside consultants for clients increase relative to our own labor, we expect the ratio to increase. This increase has in fact occurred, primarily due to the relatively high level of subcontractor costs associated with The Road Home contract.

Changes in the mix of services and other direct costs provided under our contracts can result in variability in our direct costs as a percentage of revenue. For example, if we are successful in our strategy to increase the proportion of our work in the area of implementation (as in the case of The Road Home contract), we expect that more of our services will be performed in client-provided facilities and/or with dedicated staff. Such work generally has a higher proportion of direct costs than much of our current advisory work, and we anticipate that higher utilization of such staff will decrease the amount of indirect expenses. In addition, to the extent we are successful in winning larger contracts, our own labor services component could decrease because larger contracts typically are broader in scope and require more diverse capabilities, potentially resulting in more subcontracted labor, increased other direct costs and lower margins. Although these factors could lead to a higher ratio of direct costs as a percentage of revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and have a favorable return on invested capital.

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

Non-Cash Compensation

Our results for the three months ended March 31, 2007 reflect non-cash compensation charges arising from grants of stock options and restricted stock units. We adopted SFAS No. 123(R), relating to accounting for stock-based compensation, effective January 1, 2006.

We recognized stock-based compensation expense of $0.6 million in the three months ended March 31, 2007, which is included in indirect and selling expenses. Net income for the three months ended March 31, 2007 also reflects income tax benefits relating to this expense of $0.2 million. There was stock-based compensation expense of $0.1 million in the three months ended March 31, 2006.

As of March 31, 2007, there was $8.0 million of total unrecognized compensation cost related to unvested stock-based compensation. These unrecognized compensation costs are expected to be recognized over a three- to five-year period on a straight-line basis.

Depreciation and Amortization

Depreciation and amortization include the depreciation of computers, furniture, and other equipment; the amortization of the costs of software we use internally; leasehold improvements; and the amortization of intangible assets arising from acquisitions.

IN COME TAX EXPENSE

Our effective tax rate of 40.6% for the three months ended March 31, 2007 was higher than the statutory tax rate primarily due to permanent tax differences related to expenses not deductible for tax purposes, prior year adjustments, decreased by a federal tax credit.

RES ULTS OF OPERATIONS

The following table sets forth certain items from our unaudited condensed consolidated statements of operations and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,				Year-to-Year Change
	2007	2006	2007	2006	2006 to 2007
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Revenue	$151,713	$53,448	100.0%	100.0%	$98,265	183.9%
Direct Costs	108,152	31,626	71.3%	59.2%	76,526	242.0%
Operating Expenses
Indirect and selling expenses	27,734	17,883	18.3%	33.5%	9,851	55.1%
Depreciation and amortization	1,167	772	0.8%	1.4%	395	51.2%

Total Operating Expenses	28,901	18,655	19.1%	34.9%	10,246	54.9%

Earnings from Operations	14,660	3,167	9.6%	5.9%	11,493	362.9%
Other (Expense) Income
Interest expense, net	(46)	(1,026)	0.0%	(1.9)%	980	(95.5)%
Income before Income Taxes	14,614	2,141	9.6%	4.0%	12,473	582.6%
Income Tax Expense	5,932	1,047	3.9%	2.0%	4,885	466.6%

Net Income	$8,682	$1,094	5.7%	2.0%	$7,588	693.6%

Three Months ended March 31, 2007 compared to Three Months ended March 31, 2006

Revenue. Revenue for the three months ended March 31, 2007 was $151.7 million, compared to $53.4 million for the three months ended March 31, 2006, representing an increase of $98.3 million or 183.9%. The increase was primarily due to revenue of $96.8 million associated with The Road Home contract in the three months ended March 31, 2007.

Direct costs. Direct costs for the three months ended March 31, 2007 were $108.2 million, or 71.3% of revenue, compared to $31.6 million, or 59.2% of revenue, for the three months ended March 31, 2006. This 242.0% increase resulted primarily from the corresponding increase in activities under The Road Home contract. The increase in direct costs as a percentage of revenue was primarily attributable to the large percentage of work ($59.1 million during the three months ended March 31, 2007) that was subcontracted to other parties on The Road Home contract.

Indirect and selling expenses. Indirect and selling expenses for the three months ended March 31, 2007 were $27.7 million, or 18.3% of revenue, compared to $17.9 million, or 33.5% of revenue for the three months ended March 31, 2006. The 55.1% increase in indirect and selling expenses was due principally to indirect labor and non-labor expenses related to the growth of the Company. This increase was significantly less than the proportional increase in revenue.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2007 were $1.2 million, or 0.8% of revenue, compared to $0.8 million, or 1.4% of revenue for the three months ended March 31, 2006. This 51.2% increase in depreciation and amortization resulted primarily from the amortization of intangible assets recorded as a result of our 2007 acquisitions.

Earnings from operations. For the three months ended March 31, 2007, earnings from operations were $14.7 million, or 9.6% of revenue, compared to $3.2 million, or 5.9% of revenue, for the three months ended March 31, 2006. Earnings from operations increased primarily due to the increased volume of services from The Road Home contract.

Interest expense, net. For the three months ended March 31, 2007, interest expense, net, was less than $0.1 million, compared to $1.0 million for the three months ended March 31, 2006. The 95.5% decrease was due primarily to lower levels of debt resulting from the completion of our IPO in the fall of 2006.

Income tax expense. Our effective income tax rate for the three months ended March 31, 2007 was 40.6% compared to 48.9% for the three months ended March 31, 2006. The effective tax rate decreased due to a significant decrease in non-tax-deductible expenses as a percentage of estimated income and a federal tax credit.

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

	Three Months Ended March 31,
	2007	2006
Energy	9%	19%
Environment and infrastructure	8%	28%
Health, human services and social programs	74%	25%
Homeland security and defense	9%	28%

Total	100%	100%

Our primary clients are the State of Louisiana and agencies and departments of the U.S. federal government. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended March 31,
	2007	2006
U.S. state and local government	66%	9%
U.S. federal government	27%	75%
Domestic commercial	5%	11%
International	2%	5%

Total	100%	100%

Revenue generated from our state and local government clients has increased in 2007, due primarily to our work in connection with The Road Home contract.

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

	Three Months Ended March 31,
	2007	2006
Time-and-materials	53%	44%
Cost-based	9%	30%
Fixed-price	38%	26%

Total	100%	100%

Time-and-materials contracts. Under time-and-materials contracts, we are paid for labor at fixed hourly rates and generally reimbursed separately for allowable materials, other direct costs and out-of-pocket expenses. Our actual labor costs may vary from the expected costs that formed the basis for our negotiated hourly rates if we utilize different employees than anticipated, need to hire additional employees at higher wages, increase the compensation paid to existing employees, or are able to hire employees at lower-than-expected rates. Our non-labor costs, such as fringe benefits, overhead and general and administrative costs, also may be higher or lower than we anticipated. To the extent that our actual labor and non-labor costs under a time-and-materials contract vary significantly from the negotiated hourly rates, we can generate more or less than the targeted amount of profit or, perhaps, a loss.

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

Contract Backlog

We define total backlog as the future revenue we expect to receive from our contracts and other engagements. We generally include in backlog the estimated revenue represented by contract options that have been priced, though not exercised. We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our General Services Administration Multiple Award Schedule contracts, other Indefinite Delivery/Indefinite Quantity (IDIQ) contracts, or other contract vehicles that are also held by a large number of firms, and under which potential future delivery orders or task orders might be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process. We do, however, include potential future work expected to be awarded under IDIQ contracts that are available to be utilized by a limited number of potential clients and are held either by us alone or by a limited number of firms.

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

Our estimates of funded, unfunded and total backlog at the dates indicated were as follows:

	Three Months Ended March 31,
	2007	2006
Funded	$677.3	$130.4
Unfunded	$224.9	$128.2

Total	$902.2	$258.6

The backlog estimates at March 31, 2007, include an estimated funded backlog of $543.2 million associated with The Road Home contract, which was awarded in June 2006.

FINA NCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition. Contract receivables, net increased to $155.4 million as of March 31, 2007 compared to $110.5 million as of December 31, 2006, due to the timing of customer receipts, most significantly under The Road Home contract. The other significant change in our assets from December 31, 2006 was an increase in goodwill from $83.8 million to $91.7 million as of March 31, 2007, resulting from our acquisitions of Energy and Environmental Analysis, Incorporated (EEA) and Advanced Performance Consulting Group, Inc. (APCG) in January 2007.

Our current liabilities increased to $122.9 million as of March 31, 2007 from $96.3 million as of December 31, 2006 due primarily to a $10.8 million increase in accounts payable and a $16.5 million increase in accrued expenses. Both of these increases were primarily attributable to activity levels (including those of subcontractors) under the The Road Home contract. Our long-term debt increased from $0 as of December 31, 2006 to $18.9 million as of March 31, 2007, due primarily to the acquisitions of EEA and APCG, which were funded through bank debt. The increase in debt also reflects borrowings used to fund a portion of our ongoing working capital needs associated with operations.

Liquidity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Amended and Restated Credit Agreement.

We anticipate that our long-term liquidity requirements, including any further acquisitions, will be funded through a combination of cash flow from operations, borrowings under our Amended and Restated Credit Agreement, additional secured or unsecured debt, or the issuance of common or preferred stock, each of which may be initially funded through borrowings under our Amended and Restated Credit Agreement.

Under the terms of our Amended and Restated Credit Agreement, we are required to comply with financial and non-financial covenants. We were in compliance with all such covenants as of March 31, 2007.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, was $1.3 million on both March 31, 2007 and March 31, 2006.

Credit Facility and Borrowing Capacity. Our Amended and Restated Credit Agreement provides a revolving line of credit that permits us to borrow the lesser of $65 million or our borrowing base. As of March 31, 2007, we had a borrowing base of $65 million, with $18.9 million outstanding on our revolving line of credit and letters of credit outstanding totaling $0.5 million, resulting in a borrowing availability of $45.6 million.

Cash Flow. The following table sets forth our sources and uses of cash for the three months ended March 31, 2007 and March 31, 2006:

	Three Months Ended
	March 31, 2007	March 31, 2006
	(in thousands)
Net cash used by operations	$(6,989)	$(4,218)
Net cash used in investing activities	(14,469)	(139)
Net cash provided by financing activities	19,723	5,161
Effect of exchange rate on cash	12	(7)

Net (decrease) increase in cash	$(1,723)	$797

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities used cash of $7.0 million for the three months ended March 31, 2007 as compared to using $4.2 million for the three months ended March 31, 2006. Cash flows from operating activities for the first three months of 2007 were negatively impacted by the timing of customer receipts.

Our cash flow used in investing activities consists primarily of capital expenditures and acquisitions. In the three months ended March 31, 2007, we paid $13.4 million for business acquisitions net of cash received and invested $0.9 million in capital assets. During the three months ended March 31, 2006, we made no business acquisitions and invested $0.1 million in capital assets.

For the three months ended March 31, 2007, cash flow provided by financing activities was attributable primarily to an $18.9 million increase in debt, which we used to finance our acquisitions and working capital. For the three months ended March 31, 2006, cash flow provided by financing activities was attributable primarily to making $1.5 million in principal payments on our term debt and drawing $6.8 million from our revolving line of credit.

OFF -BALANCE SHEET ARRANGEMENTS

For the three months ended March 31, 2007, we did not have any off-balance sheet arrangements.

Item 3.	Quantitativ e and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Pro cedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of March 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

P ART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations, or cash flows.

Item 1A.	Risk Factors

There have been no material changes in those risk factors discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no changes to the “Recent Sales of Unregistered Securities” disclosed in Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2006. There have been no purchases of equity securities by the issuer during the three months ended March 31, 2007.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-137975), effective as of October 12, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-134018) and amendments thereto, declared effective September 27, 2006 (the “Form S-1”).

4.1	Specimen common stock certificate (Incorporated by reference to exhibit 4.1 to the Company’s Form S-1).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining the rights of holders of common stock of the Company.

4.3	Form of Amended and Restated Registration Rights Agreement (Incorporated by reference to exhibit 4.2 to the Company’s Form S-1).

Exhibit Number	Exhibit
10.1	Fourth Amendment to the Contract between ICF Emergency Management Services, LLC and the State of Louisiana through the Division of Administration, Office of Community Development (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed March 28, 2007).

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 15, 2007	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 15, 2007	By:	/s/ ALAN R. STEWART
Alan R. Stewart
Chief Financial Officer and Assistant Corporate Secretary
(Principal Financial and Accounting Officer)