Form 10-Q
period 2007-06-30
ICF International, Inc.
filed 2007-08-14
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

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

As of August 1, 2007, there were 14,386,012 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED JUNE 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS AT

JUNE 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

(in thousands)

Assets

	June 30, 2007	December 31, 2006
	(Unaudited)
Current Assets:
Cash and cash equivalents	$1,677	$2,997
Contract receivables, net	144,256	110,548
Prepaid expenses and other	4,107	2,659
Income tax receivable	1,307	—
Deferred income taxes	846	2,494

Total Current Assets	152,193	118,698

Total Property and Equipment, net	5,484	5,388
Other Assets:
Goodwill	116,531	83,833
Other intangible assets	4,734	2,720
Restricted cash	3,567	3,703
Other assets	1,724	1,485

Total Assets	$284,233	$215,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30, 2007	December 31, 2006
	(Unaudited)
Current Liabilities:
Accounts payable	$34,220	$19,455
Accrued expenses	62,974	37,202
Accrued salaries and benefits	24,742	17,727
Deferred revenue	11,483	18,281
Income taxes payable	—	3,682

Total Current Liabilities	133,419	96,347

Long-Term Liabilities:
Long-term debt	5,000	—
Deferred rent	1,682	1,599
Deferred income taxes	1,888	1,324
Other liabilities	2,223	2,610

Total Liabilities	144,212	101,880
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value, $.001 per share; 70,000,000 shares authorized; 14,432,691 and 13,933,074 issued; and 14,374,313 and 13,874,696 outstanding as of June 30, 2007, and December 31, 2006, respectively	14	14
Additional paid-in capital	105,716	98,995
Treasury stock	(428)	(428)
Accumulated other comprehensive income	312	227
Stockholder notes receivable	(266)	(562)
Retained earnings	34,673	15,701

Total Stockholders’ Equity	140,021	113,947

Total Liabilities and Stockholders’ Equity	$284,233	$215,827

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006

Revenue	$190,171	$56,145	$341,884	$109,593
Direct Costs	142,640	34,836	250,792	66,462
Operating costs and expenses:
Indirect and selling expenses	27,734	21,978	55,468	39,861
Depreciation and amortization	1,174	894	2,341	1,666

Total operating costs and expenses	28,908	22,872	57,809	41,527

Operating income (loss)	18,623	(1,563)	33,283	1,604
Interest expense	(414)	(1,229)	(738)	(2,281)
Other income	158	90	436	116

Income (loss) before taxes	18,367	(2,702)	32,981	(561)
Income tax expense (benefits)	7,207	(1,296)	13,139	(249)

Net income (loss)	$11,160	$(1,406)	$19,842	$(312)

Earnings per Share:
Basic	$0.79	$(0.15)	$1.42	$(0.03)

Diluted	$0.75	$(0.15)	$1.35	$(0.03)

Weighted-average Common Shares Outstanding:
Basic	14,123	9,270	13,939	9,248

Diluted	14,848	9,270	14,685	9,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2007	2006

Cash Flows from Operating Activities
Net income (loss)	$19,842	$(312)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,341	1,666
Non-cash compensation	1,397	272
Accrued interest on stockholder notes	(18)	(36)
Loss on disposal of fixed assets	2	163
Deferred income taxes	1,299	(2,773)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(23,979)	(14,900)
Prepaid expenses and other	(1,071)	(147)
Income tax receivable	(832)	—
Accounts payable	14,256	724
Accrued expenses	25,858	3,590
Accrued salaries and benefits	3,804	(391)
Deferred revenue	(7,096)	8,349
Income tax payable	(4,555)	377
Deferred rent	(28)	(79)
Other liabilities	(1,066)	2,675

Net Cash Provided by (Used in) Operating Activities	30,154	(822)

Cash Flows from Investing Activities
Capital expenditures	(1,405)	(1,913)
Costs associated with trademark application	(14)	(37)
Capitalized software development costs	(359)	(142)
Additional payments for acquisition of Caliber Associates, Inc.	(523)	102
Payments for business acquisitions, net of cash acquired	(40,021)	—

Net Cash Used in Investing Activities	(42,322)	(1,990)

Cash Flows from Financing Activities
Payments on notes payable	—	(2,567)
Advances from working capital facilities	96,222	49,891
Payments on working capital facilities	(91,222)	(43,364)
Restricted cash	136	(96)
Debt issue costs	(11)	(132)
Exercise of options	2,956	—
Tax benefits of stock option exercises	2,251	—
Net proceeds from initial public offering	12	(1,310)
Net payments for stockholder issuances and buybacks	105	300
Payments received on stockholder notes	314	752

Net Cash Provided by Financing Activities	10,763	3,474
Effect of Exchange Rate on Cash	85	(17)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,320)	645
Cash and Cash Equivalents, beginning of period	2,997	499

Cash and Cash Equivalents, end of period	$1,677	$1,144

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$693	$2,828

Income taxes	$14,995	$2,197

The accompanying notes are an integral part of these condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share data)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the Company’s results for the three-month and six-month periods ended June 30, 2007, and June 30, 2006. Operating results for the three-month and six-month periods ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2007.

Basis of Presentation and Nature of Operations

The accompanying condensed consolidated financial statements include the accounts of ICF International, Inc. (ICFI) and its subsidiaries (collectively, the Company). The Company provides management, technology, and policy professional services in the areas of energy and climate change, environment and infrastructure, health, human services and social programs, and homeland security and defense. The Company’s major clients are the State of Louisiana and United States (U.S.) government agencies, especially the Department of Defense, the Environmental Protection Agency, the Department of Health and Human Services, the Department of Homeland Security, the Department of Transportation, and the Department of Justice; commercial entities, particularly electric and gas utilities and other energy market participants; and other government organizations throughout the U.S. and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with 18 primary domestic regional offices and international offices in London, Moscow, New Delhi, Rio de Janeiro and Toronto.

Note 2. Acquisitions

On June 28, 2007, the Company acquired 100% of the outstanding shares of Z-Tech Corporation (Z-Tech), a privately held company that provides software engineering, web design and development, and scientific computing services in support of federal health agencies. The Company believes that by combining Z-Tech’s technology and program support expertise with the Company’s established presence in health communications, policy, and clearinghouses, the Company stands to gain a business edge in serving the large federal health care market, which is estimated at more than $25 billion.

The acquisition was accounted for in accordance with the provision of SFAS No. 141, Business Combinations. The aggregate purchase price was $27.3 million in cash, excluding transaction expenses. In addition to the initial consideration, the purchase agreement provides for additional cash payments of up to $8.0 million if certain performance criteria are met. If the performance criteria are met, the additional cash payments will be recorded as goodwill. The results of operations for Z-Tech will be included in the Company’s statement of operations after June 30, 2007. The effect of the acquisition is reflected in the Company’s June 30, 2007 balance sheet and related notes.

The Company has engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets, but no allocation has yet been made of the excess of the purchase price over the estimated fair value of the net tangible assets acquired, which is $24.8 million. The Company expects this allocation to be finalized before the end of 2007. For this acquisition, goodwill and intangibles are not deductible for tax purposes. Pursuant to the requirements of SFAS No. 141, the acquisition did not meet the criteria of a material business combination, and therefore, pro forma and certain other disclosures are not provided.

During January of 2007, the Company acquired two companies:

•

The Company acquired 100% of the outstanding common stock of Energy and Environmental Analysis, Incorporated (EEA), a privately held company specializing in energy market analyses, modeling, transportation and energy technology, and environmental advisory services. The Company believes that the combination of EEA’s modeling framework in the natural gas sector with the Company’s modeling framework in the electricity sector will create a unique analytical platform for integrated energy analysis. The Company also believes that EEA’s expertise in automotive emissions and fuel efficiency technologies will expand the capabilities of the Company’s transportation practice.

•

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

Both acquisitions were accounted for in accordance with the provision of SFAS No. 141, Business Combinations. The aggregate purchase price of both acquisitions was $13.4 million, including $13.0 million in cash and $0.4 million in transaction expenses. The results of operations for EEA and APCG have been included in the Company’s statement of earnings since January 1, 2007.

The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets, but this allocation has not yet been finalized. The aggregate excess of the purchase price over the estimated fair value of the net tangible assets acquired was $11.1 million. At this time, the Company has allocated $7.9 million to goodwill and $3.2 million to other intangible assets. For these acquisitions, goodwill and intangibles are deductible for tax purposes. Supplemental pro forma data for the three-month and six-month periods ended June 30, 2006, are not presented because the acquired companies’ operating results were not material to the consolidated operations of the Company.

Note 3. Contract Receivables

Contract receivables consist of the following (in thousands of dollars):

	June 30, 2007	December 31, 2006
Billed	$90,230	$79,785
Unbilled	55,474	32,110
Allowance for doubtful accounts	(1,448)	(1,347)

Contract receivables, net	$144,256	$110,548

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

Note 5. Debt

During the three months ended June 30, 2007, the Company made net repayments of $13.9 million on its revolving credit facility, and during the six months ended June 30, 2007, had net borrowings of $5.0 million under its revolving credit facility to finance acquisitions and working capital. The Company amended its credit facility on June 28, 2007, to increase the capacity of its revolving line of credit from $65 million to $95 million.

Note 6. Accounting for Stock-Based Compensation

Stock Incentive Plans

Effective with the Company’s initial public offering of stock in September 2006, a long-term equity incentive plan (the 2006 Plan) was adopted. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units and other incentive awards, including restricted stock units. Under the 2006 Plan, the Company may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of the Company’s fiscal years, beginning in 2007, equal to the lesser of 3% of the number of outstanding shares of common stock outstanding as of January 1 or a lesser amount as determined by the Board of Directors (the evergreen provision). Under this evergreen provision, 416,241 additional shares were made available under the plan as of January 1, 2007, and thereafter registered. Persons eligible to participate in the 2006 Plan include all officers and key employees of the Company, as determined by the Compensation Committee of the Board of Directors, and all non-employee directors.

Stock-Based Compensation

The Company recognized stock-based compensation expense of $0.8 million and $0.2 million in the three months ended June 30, 2007, and June 30, 2006, respectively, and $1.4 million and $0.3 million in the six months ended June 30, 2007, and June 30, 2006, respectively, which is included in indirect and selling expenses.

As of June 30, 2007, and June 30, 2006, there was $7.8 million and $0.2 million, respectively, of total unrecognized compensation cost related to unvested stock-based compensation agreements. Unrecognized compensation costs are expected to be recognized over a three- to five-year period on a straight-line basis.

Stock Options

All stock options granted through 2006 were granted under an earlier plan. All stock options granted in 2007 are under the 2006 Plan.

During the six months ended June 30, 2007, the Company granted stock options to purchase 210,000 shares of the Company’s common stock at an exercise price of $18.31 per share, the fair value of the stock on the date of grant. The Black-Scholes-Merton weighted average fair value of the options granted during the six months ended June 30, 2007, was $7.81 per share and was based on the assumptions in the following table:

Dividend yield	0.00%
Expected volatility	41.09%
Risk-free interest rate	4.52%
Expected term (in years)	5

These options expire in ten years and vest over three years. The Company is expensing the value of these option grants over the vesting period. No stock options were granted during the three months ended June 30, 2007. The aggregate intrinsic value of options outstanding and exercisable was approximately $14.0 million. The intrinsic value of the unvested options granted in the six months ended June 30, 2007, was approximately $0.4 million.

In accordance with SFAS No. 123(R), Share-Based Payment, for the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled approximately $1.4 million and $2.3 million, respectively, for the three months and six months ended June 30, 2007. There was no excess tax benefits for the three months or six months ended June 30, 2006.

The following table depicts stock option activity for the six months ended June 30, 2007:

	Options Outstanding
	Shares	Weighted- Average Exercise Price
As of December 31, 2006	1,487,082	$6.01
Options granted in 2007	210,000	$18.31
Options forfeited or cancelled	0	n/a
Options exercised	(493,669)	5.99

As of June 30, 2007	1,203,413	$8.16

Restricted Stock and Restricted Stock Units

Pursuant to the 2006 Plan, the Company awarded 46,100 restricted stock units (RSUs) to employees during the six months ended June 30, 2007. The RSUs vest over three years under varying schedules. Upon vesting, the employee is issued one share of stock for each RSU he or she holds. The RSUs were valued based on the grant date value of a share of common stock. The weighted-average grant date fair value of the RSUs was $18.12 per share.

The activity related to RSUs during the six months ended June 30, 2007, was as follows:

Shares
Outstanding December 31, 2006	464,000
Granted	46,100
Forfeited	(18,500)

Outstanding June 30, 2007	491,600

Note 7. Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. The Company adopted FIN 48 on January 1, 2007, and has developed and implemented a process based on the guidelines of FIN 48 to ensure that uncertain tax positions are identified, analyzed, and properly reported in its financial statements in accordance with SFAS No. 109, Accounting for Income Taxes.

Based on currently known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of June 30, 2007, is $0.9 million, which includes $0.1 million of accrued penalties and interest related to the unrecognized tax benefits. The unrecognized tax benefits, including the accrued penalties and interest, were recorded as an increase to income taxes payable and a reduction of retained earnings in the condensed balance sheet. Interest expense and penalty expense related to income taxes, if any, are included in interest expense and indirect and selling expenses, respectively, in the statement of earnings.

The total amount of unrecognized tax benefits as of June 30, 2007, if recognized, would have a $0.9 million effect on income tax expense and would impact the effective tax rate. There are no tax positions the Company has taken for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing individually, or in the aggregate, a material effect on its results of operations, financial condition, or cash flows. The Company remains subject to examination by major tax jurisdictions for tax years 2003 through 2006.

The Company has not yet determined the effect, if any, that the acquisition of Z-Tech will have on the amount of unrecognized tax benefits, but expects to make this determination by the end of 2007.

Note 8. Earnings Per Share

Basic earnings per share (EPS) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and RSUs. For the three months and six months ended June 30, 2006, stock options equivalent to approximately 539,000 and 538,000 shares of common stock, respectively, were not included in diluted weighted-average shares outstanding because their inclusion would have had an anti-dilutive effect as a result of the assumed exercise price of these options. The dilutive effect of stock options, restricted stock, and RSUs for each period reported is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net Income (loss)	$11,160	$(1,406)	$19,842	$(312)

Weighted-average number of basic shares outstanding during the period	14,123	9,270	13,939	9,248
Dilutive effect of stock options, restricted stock and RSUs	725	—	746	—

Weighted-average number of diluted shares outstanding during the period	14,848	9,270	14,685	9,248

Basic earnings per share	$0.79	$(0.15)	$1.42	$(0.03)

Diluted earnings per share	$0.75	$(0.15)	$1.35	$(0.03)

Note 9. Recent Pronouncements

On February 15, 2007, the FASB issued FASB Statement No. 159 (SFAS No. 159), The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 provides for the option to recognize most financial assets and liabilities and certain other items at fair value. SFAS No. 159 requires each company to provide additional information that will help investors and other users of financial statements more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 is effective for the Company beginning January 1, 2008. The Company is evaluating the statement to determine its effect, if any, on its future financial statements and related disclosures.

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

•

performance by us and our subcontractors under a major contract with the State of Louisiana, Office of Community Development (The Road Home contract), including our potential payment of liquidated damages under the contract that are related to performance goals;

•

acceleration of performance and revenues under The Road Home contract, including the effects of the accelerated distribution of available program funds, on the one hand, and significant audit risks associated with, and possible termination of, The Road Home contract, on the other hand;

•	results of government audits and investigations;

•	an economic downturn in the energy sector;

•	failure to receive the full amount of our backlog;

•	loss of members of management or other key employees;

•	difficulties implementing our acquisition strategy; and

•	difficulties expanding our service offerings and client base.

Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2006, in Part I, Item 1A, entitled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms “we” and “our” as used throughout this Quarterly Report on Form 10-Q refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated.

OVERVIEW

We provide management, technology and policy consulting and implementation services to government, commercial and international clients. We help our clients conceive, develop, implement and improve solutions that address complex economic, social and national security issues. Our services primarily address four key markets: energy and climate change; environment and infrastructure; health, human services and social programs; and homeland security and defense. Increased government involvement in virtually all aspects of our lives has created opportunities for us to resolve issues at the intersection of the public and private sectors. We believe that demand for our services will continue to grow as government, industry and other stakeholders seek to understand and respond to geopolitical and demographic changes, budgetary constraints, heightened environmental and social concerns, rapid technological changes, and increasing globalization.

Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including the Department of Defense, the Environmental Protection Agency, the Department of Health and Human Services, the Department of Homeland Security, the Department of Transportation, the Department of Justice, and the Department of Energy. U.S. federal government clients generated approximately 25% of our revenue for the six months ended June 30, 2007, and 49% of our revenue in the full year 2006. We are comparing the breakdown of our year-to-date 2007 revenue in this paragraph to our revenue for the full year 2006 because we were awarded the Road Home contract in June 2006, which substantially increased the revenue generated from our state and local government clients. Our state and local government clients include the states of Louisiana, New York, Pennsylvania, and California. State and local government clients generated approximately 68% of our revenue for the six months ended June 30, 2007, and approximately 40% of our revenue in the full year 2006. The Road Home contract accounted for approximately 66% of our revenue for the six months ended June 30, 2007, and approximately 35% of our revenue in the full year 2006. We also serve commercial and international clients, primarily in the energy sector, including electric and gas utilities, oil companies and law firms. Our commercial and international clients, including government clients outside the United States, generated approximately 7% of our revenue for the six months ended June 30, 2007, and 11% of our revenue in the full year 2006. We have successfully worked with many of these clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

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

We have more than 2,500 employees, including many who are recognized thought leaders in their respective fields. We serve clients globally from our headquarters in the metropolitan Washington, D.C. area, our 18 primary domestic regional offices throughout the United States, and our five international offices in London, Moscow, New Delhi, Rio de Janeiro and Toronto.

On October 3, 2006, we completed our IPO. In connection with the IPO, we issued 3,659,448 shares of common stock at an offering price of $12 per share. On October 23, 2006, in accordance with the terms of our agreement with the underwriters of the IPO, we sold an additional 700,500 shares at $12 per share, representing a full exercise of the underwriters’ over-allotment option. Including the over-allotment option, we issued a total of 4,359,948 shares of common stock in the IPO for total gross proceeds of $52.3 million.

Prior to and in connection with the closing of the IPO, on September 26, 2006, the Company increased the amount of authorized common shares from 20,000,000 shares to 70,000,000 shares and changed the par value of common stock from $.01 per share to $.001 per share. The Company also amended its Certificate of Incorporation to provide the authority to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. Dividends, if any, on outstanding shares of preferred stock shall be paid or declared and set apart for payment before any dividends shall be paid or declared and set apart for payment on shares of common stock with respect to the same dividend period. If upon any liquidation, dissolution or winding up of the Company, assets are insufficient to pay the preferred shareholders the amounts to which they are entitled, any such assets shall be distributed ratably among the shareholders in accordance with their respective priorities and preferential amounts (including unpaid cumulative dividends, if any). No shares of preferred stock had been issued as of June 30, 2007.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with US GAAP requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. If any of these estimates or judgments proves to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe that the estimates, assumptions and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and therefore consider them to be critical accounting policies.

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

Indirect and Selling Expenses

Indirect and selling expenses include our management, facilities and infrastructure costs for all employees, as well as salaries and wages, plus associated fringe benefits, not directly related to client engagements. Among the functions covered by these expenses are marketing, business and corporate development, bids and proposals, facilities, information technology and systems, contracts administration, accounting, treasury, human resources, legal, corporate governance and executive and senior management. We include all of our cash incentive compensation in this item, as well as non-cash incentive compensation such as stock-based compensation provided to employees whose compensation and other benefit costs are included in both direct costs and indirect and selling expenses.

Non-Cash Compensation

We recognized stock-based compensation expense of $0.8 million and $1.4 million in the three months and six months ended June 30, 2007, respectively, which is included in indirect and selling expenses. There was stock-based compensation expense of $0.2 million and $0.3 million in the three months and six months ended June 30, 2006, respectively.

As of June 30, 2007, there was $7.8 million of total unrecognized compensation cost related to unvested stock-based compensation. These unrecognized compensation costs are expected to be recognized over a three- to five-year period on a straight-line basis.

Depreciation and Amortization

Depreciation and amortization include the depreciation of computers, furniture, and other equipment; the amortization of the costs of software we use internally; leasehold improvements; and the amortization of intangible assets arising from acquisitions.

INCOME TAX EXPENSE

Our effective tax rate of 39.84% for the six months ended June 30, 2007, was higher than the statutory tax rate primarily due to permanent tax differences related to expenses not deductible for tax purposes and prior year adjustments, decreased by a federal tax credit.

RESULTS OF OPERATIONS

Three Months ended June 30, 2007, compared to Three Months ended June 30, 2006

The following table sets forth certain items from our unaudited condensed consolidated statements of operations and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended June 30,				Three Months Ended June 30,
	2007	2006	2007	2006	2006 to 2007
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Revenue	$190,171	$56,145	100.0%	100.0%	$134,026	238.7%
Direct Costs	142,640	34,836	74.9%	62.1%	107,804	309.5%
Operating Expenses
Indirect and selling expenses	27,734	21,978	14.6%	39.1%	5,756	26.2%
Depreciation and amortization	1,174	894	0.6%	1.6%	280	31.3%

Total Operating Expenses	28,908	22,872	15.2%	40.7%	6,036	26.4%

Earnings (loss) from Operations	18,623	(1,563)	9.9%	(2.8)%	20,186	—
Other (Expense) Income
Interest expense, net	(281)	(1,139)	(0.2)%	(2.0)%	858	(75.3)%
Other	25	—	0.0%	—	25	—

Income (loss) before Income Taxes	18,367	(2,702)	9.7%	(4.8)%	21,069	—
Income Tax Expense (benefit)	7,207	(1,296)	3.8%	(2.3)%	8,503	—

Net Income (loss)	$11,160	$(1,406)	5.9%	(2.5)%	$12,566	—

Revenue. Revenue for the three months ended June 30, 2007, was $190.2 million, compared to $56.1 million for the three months ended June 30, 2006, representing an increase of $134.1 million or 238.7%. The increase was primarily due to revenue of $128.6 million associated with The Road Home contract for the three months ended June 30, 2007.

Direct costs. Direct costs for the three months ended June 30, 2007, were $142.6 million, or 74.9% of revenue, compared to $34.8 million, 62.1% of revenue, for the three months ended June 30, 2006. This increase resulted primarily from the corresponding increase in activities under The Road Home contract. The increase in direct costs as a percentage of revenue was primarily attributable to the large percentage of work ($85.7 million during the three months ended June 30, 2007) that was subcontracted to other parties on The Road Home contract.

Indirect and selling expenses. Indirect and selling expenses for the three months ended June 30, 2007, were $27.7 million, or 14.6% of revenue, compared to $22.0 million, or 39.1% of revenue for the three months ended June 30, 2006. The increase in indirect and selling expenses was due principally to compensation expense. The decrease in indirect costs as a percentage of revenue for the three months ended June 30, 2007, was primarily attributable to the large increase in revenue on The Road Home contract. Given the significance of subcontracted work on the Road Home project, there has not been a substantial increase in indirect costs to support the current revenue volume.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2007, was $1.2 million, or 0.6% of revenue, compared to $0.9 million, or 1.6% of revenue for the three months ended June 30, 2006. This 31.3% increase in depreciation and amortization resulted primarily from the amortization of intangible assets recorded as a result of our January 2007 acquisitions.

Earnings from Operations. For the three months ended June 30, 2007, earnings (loss) from operations were $18.6 million, or 9.9% of revenue, compared to $(1.6) million, or (2.8)% of revenue for the three months ended June 30, 2006. Earnings from operations increased primarily due to the increased volume of services from The Road Home contract for the three months ended June 30, 2007, and the non-recurring $4.3 million charge to earnings for the abandonment of space in Lexington and San Francisco in the three months ended June 30, 2006.

Interest expense, net. For the three months ended June 30, 2007, net interest expense was $0.3 million, compared to $1.1 million for the three months ended June 30, 2006. The 75.3% decrease was due primarily to lower levels of debt resulting from the completion of our initial public offering in the fall of 2006 and improved operating cash flows.

Income tax expense. Our effective income tax rate for the three months ended June 30, 2007, was 39.24% compared to 48.0% for the three months ended June 30, 2006. The effective tax rate decreased due to a significant decrease in the ratio of non-tax-deductible expenses to estimated income and the use of a federal tax credit.

Six Months ended June 30, 2007, compared to Six Months ended June 30, 2006

The following table sets forth certain items from our unaudited condensed consolidated statements of operations and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

					Year-to-Year Change
	Six Months Ended June 30,				Six Months Ended June 30,
	2007	2006	2007	2006	2006 to 2007
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Revenue	$341,884	$109,593	100.0%	100.0%	$232,291	212.0%
Direct Costs	250,792	66,462	73.4%	60.6%	184,330	277.3%
Operating Expenses
Indirect and selling expenses	55,468	39,861	16.2%	36.4%	15,607	39.2%
Depreciation and amortization	2,341	1,666	0.7%	1.5%	675	40.5%

Total Operating Expenses	57,809	41,527	16.9%	37.9%	16,282	39.2%

Earnings from Operations	33,283	1,604	9.7%	1.5%	31,679	1975.0%
Other (Expense) Income
Interest expense, net	(327)	(2,165)	(0.1)%	(2.0)%	1,838	(84.9)%
Other	25	—	0.0%	—	25	—

Income (loss) before Income Taxes	32,981	(561)	9.6%	(0.5)%	33,542	—
Income Tax Expense (benefit)	13,139	(249)	3.8%	(0.2)%	13,388	—

Net Income (loss)	$19,842	$(312)	5.8%	(0.3)%	$20,154	—

Revenue. Revenue for the six months ended June 30, 2007, was $341.9 million, compared to $109.6 million for the six months ended June 30, 2006, representing an increase of $232.3 million, or 212.0%. The increase was primarily due to revenue of $225.3 million associated with The Road Home contract for the six months ended June 30, 2007.

Direct costs. Direct costs for the six months ended June 30, 2007, were $250.8 million, or 73.4% of revenue, compared to $66.5 million, or 60.6% of revenue, for the six months ended June 30, 2006. This increase resulted primarily from the corresponding increase in activities under The Road Home contract. The increase in direct costs as a percentage of revenue was primarily attributable to the large percentage of work ($144.9 million during the six months ended June 30, 2007) that was subcontracted to other parties on The Road Home contract.

Indirect and selling expenses. Indirect and selling expenses for the six months ended June 30, 2007, were $55.5 million, or 16.2% of revenue, compared to $39.9 million, or 36.4% of revenue, for the six months ended June 30, 2006. The 39.2% increase in indirect and selling expenses was due principally to compensation expense. The decrease in indirect costs as a percentage of revenue for the six months ended June 30, 2007, was primarily attributable to the large increase in revenue on The Road Home contract (primarily from increased subcontractor activities).

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2007, was $2.3 million, or 0.7% of revenue, compared to $1.7 million, or 1.5% of revenue, for the six months ended June 30, 2006. This 40.5% increase in depreciation and amortization resulted primarily from the amortization of intangible assets recorded as a result of our January 2007 acquisitions.

Earnings from Operations. For the six months ended June 30, 2007, earnings from operations were $33.3 million, or 9.7% of revenue, compared to $1.6 million, or 1.5% of revenue, for the six months ended June 30, 2006. Earnings from operations increased primarily due to the increased volume of services from The Road Home contract for the six months ended June 30, 2007, and the non-recurring $4.3 million charge to earnings for the abandonment of space in Lexington and San Francisco in the six months ended June 30, 2006.

Interest expense, net. For the six months ended June 30, 2007, net interest expense was $0.3 million, compared to $2.2 million for the six months ended June 30, 2006. The 84.9% decrease was due primarily to lower levels of debt resulting from the completion of our initial public offering in the fall of 2006 and improved operating cash flows.

Income tax expense. Our effective income tax rate for the six months ended June 30, 2007, was 39.84% compared to 44.4% for the six months ended June 30, 2006. The effective tax rate decreased due to a significant decrease in the ratio of non-tax-deductible expenses to estimated income and the use of a federal tax credit.

SELECTED KEY METRICS

Revenue

We earn revenue from services that we provide to government and commercial clients in four key markets:

•	energy and climate change;

•	environment and infrastructure;

•	health, human services and social programs; and

•	homeland security and defense.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Energy and climate change	8%	17%	8%	18%
Environment and infrastructure	7%	28%	8%	28%
Health, human services and social programs	77%	27%	76%	26%
Homeland security and defense	8%	28%	8%	28%

Total	100%	100%	100%	100%

Our primary clients are the State of Louisiana and agencies and departments of the U.S. federal government. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
U.S. state and local government	70%	9%	68%	9%
U.S. federal government	23%	76%	25%	75%
Domestic commercial	5%	10%	5%	11%
International	2%	5%	2%	5%

Total	100%	100%	100%	100%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Time-and-materials	53%	44%	53%	44%
Cost-based	8%	33%	8%	32%
Fixed-price	39%	23%	39%	24%

Total	100%	100%	100%	100%

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

Our estimates of funded, unfunded and total backlog at the dates indicated were as follows:

	June 30,
	2007	2006
	(in millions)
Funded	$561.9	$191.3
Unfunded	$258.7	$118.3

Total	$820.6	$309.6

The backlog estimates at June 30, 2007, include an estimated funded backlog of $414.7 million associated with The Road Home contract, but do not include any backlog associated with Z-Tech.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition. Contract receivables, net, increased to $144.3 million as of June 30, 2007, compared to $110.5 million as of December 31, 2006, due to growth in revenue, most significantly under The Road Home contract. The other significant change in our assets from December 31, 2006, was an increase in goodwill from $83.8 million to $116.5 million as of June 30, 2007, resulting from our acquisitions of EEA, APCG, and Z-Tech.

Our current liabilities increased to $133.4 million as of June 30, 2007, from $96.3 million as of December 31, 2006, due primarily to a $14.8 million increase in accounts payable and a $25.8 million increase in accrued expenses. Both of these increases were primarily attributable to activity levels (including those of subcontractors) under The Road Home contract. Our long-term debt increased from zero as of December 31, 2006, to $5 million as of June 30, 2007, due primarily to the acquisitions of EEA, APCG, and Z-Tech, which were funded through bank debt. The increase in debt was not as large as the cash paid for these acquisitions because of the cash provided by our ongoing operations during this period.

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

Under the terms of our Amended and Restated Credit Agreement, we are required to comply with financial and non-financial covenants. We were in compliance with all such covenants as of June 30, 2007.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, was $1.7 million and $3.0 million on June 30, 2007, and December 31, 2006, respectively.

Credit Facility and Borrowing Capacity. We amended our Amended and Restated Credit Agreement on June 28, 2007, to increase the capacity of our revolving line of credit from $65 million to $95 million. In this amendment, our lenders also consented to our acquisition of Z-Tech. As of June 30, 2007, we had a borrowing base of $95 million, with $5 million outstanding on our revolving line of credit and letters of credit outstanding totaling $0.5 million, resulting in a borrowing availability of $89.5 million.

Cash Flow. The following table sets forth our sources and uses of cash for the six months ended June 30, 2007, and June 30, 2006:

	Six Months Ended
	June 30, 2007	June 30, 2006
	(in thousands)
Net cash provided by (used in) operations	$30,154	$(822)
Net cash used in investing activities	(42,322)	(1,990)
Net cash provided by financing activities	10,763	3,474
Effect of exchange rate on cash	85	(17)

Net (decrease) increase in cash	$(1,320)	$645

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $30.2 million in the six months ended June 30, 2007; operating activities used $0.8 million of cash in the six months ended June 30, 2006. Cash flows from operating activities for the first six months of 2007 were positively impacted by increased profitability and the timing of customer receipts.

Investing activities used cash of $42.3 million for the six months ended June 30, 2007, compared to $2.0 million for the six months ended June 30, 2006. The cash used in investing activities for the first six months of 2007 was primarily for payments for business acquisitions. The cash used in investing activities for the first six months of 2006 was primarily for capital expenditures.

For the six months ended June 30, 2007, cash flow provided by financing activities of $10.8 million was attributable primarily to a $5.0 million increase in debt and $3.0 million in net proceeds from the exercise of stock options. For the six months ended June 30, 2006, cash flow provided by financing activities was attributable primarily to a $4.0 million increase in debt, which we used to finance our capital expenditures and working capital.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

For the six months ended June 30, 2007, we did not have any off-balance sheet arrangements. Information relating to payments due under contractual obligations is presented in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes in our payments due under contractual obligations during the first six months of 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes in those risk factors discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. The risks described in our Annual Report on Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no changes to the “Recent Sales of Unregistered Securities” disclosed in Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2006, other than a total of 1,820 shares of unregistered stock, valued at approximately $26,481, issued to three directors of the Company on January 3, 2007, and a total of 1,261 shares of unregistered stock, valued at approximately $24,451, issued to three directors of the Company on April 2, 2007, in lieu of cash for director fee compensation. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

There have been no purchases of equity securities by the issuer during the three months ended June 30, 2007.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on June 1, 2007. The results of the vote on the matters presented at the meeting on that date were as follows:

1.	The following individuals were elected as directors, each for a three-year term, by the following vote:

	Votes For	Votes Withheld
Dr. Srikant M. Datar	12,540,363	5,370
Mr. Peter M. Schulte	11,384,453	1,161,280

2.	The appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2007, was ratified by the stockholders by the following vote:

Votes For	Votes Against	Abstain
12,350,151	181,834	13,747

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-137975), effective as of October 12, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-134018) and amendments thereto, declared effective September 27, 2006 (the “Form S-1”).

4.1	Specimen common stock certificate (Incorporated by reference to exhibit 4.1 to the Company’s Form S-1).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining the rights of holders of common stock of the Company.

4.3	Form of Amended and Restated Registration Rights Agreement (Incorporated by reference to exhibit 4.2 to the Company’s Form S-1).

10.1	Fifth Amendment of Contract between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 29, 2007).

10.2	Fourth Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated June 28, 2007 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 5, 2007).

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 14, 2007	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 14, 2007	By:	/s/ ALAN R. STEWART
Alan R. Stewart
Chief Financial Officer and Assistant Corporate Secretary
(Principal Financial and Accounting Officer)