Form 10-Q
period 2007-09-30
ICF International, Inc.
filed 2007-11-14
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

As of November 1, 2007, there were 14,505,863 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS AT

SEPTEMBER 30, 2007 (UNAUDITED) AND DECEMBER 31, 2006

(in thousands)

Assets

	September 30, 2007	December 31, 2006
	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,074	$2,997
Contract receivables, net	157,189	110,548
Prepaid expenses and other	4,606	2,659
Deferred income taxes	3,679	2,494

Total Current Assets	167,548	118,698

Total Property and Equipment, net	6,299	5,388
Other Assets:
Goodwill	111,716	83,833
Other intangible assets	12,400	2,720
Restricted cash	3,631	3,703
Other assets	1,647	1,485

Total Assets	$303,241	$215,827

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	September 30, 2007	December 31, 2006
	(Unaudited)
Current Liabilities:
Accounts payable	$37,687	$19,455
Accrued expenses	58,211	37,202
Accrued salaries and benefits	28,661	17,727
Deferred revenue	14,584	18,281
Income taxes payable	1,624	3,682

Total Current Liabilities	140,767	96,347

Long-Term Liabilities:
Deferred rent	1,644	1,599
Deferred income taxes	5,266	1,324
Other liabilities	2,112	2,610

Total Liabilities	149,789	101,880
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value, $.001 per share; 70,000,000 shares authorized; 14,580,312 and 13,933,074 issued; and 14,504,882 and 13,874,696 outstanding as of September 30, 2007, and December 31, 2006, respectively	15	14
Additional paid-in capital	108,136	98,995
Treasury stock	(843)	(428)
Accumulated other comprehensive income	424	227
Stockholder notes receivable	(47)	(562)
Retained earnings	45,767	15,701

Total Stockholders’ Equity	153,452	113,947

Total Liabilities and Stockholders’ Equity	$303,241	$215,827

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS

(UNAUDITED)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Revenue	$198,813	$107,801	$540,697	$217,394
Direct Costs	147,468	73,213	398,260	139,675
Operating costs and expenses:
Indirect and selling expenses	29,639	27,299	85,107	67,160
Depreciation and amortization	1,879	949	4,220	2,615

Total operating costs and expenses	31,518	28,248	89,327	69,775

Operating income	19,827	6,340	53,110	7,944
Interest expense	(654)	(1,166)	(1,392)	(3,448)
Other income	54	275	490	392

Income before taxes	19,227	5,449	52,208	4,888
Income tax expense	8,133	2,476	21,272	2,227

Net income	$11,094	$2,973	$30,936	$2,661

Earnings per Share:
Basic	$0.78	$0.32	$2.20	$0.29

Diluted	$0.74	$0.28	$2.09	$0.26

Weighted-average Common Shares Outstanding:
Basic	14,299	9,334	14,060	9,242

Diluted	14,999	10,475	14,800	10,383

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$30,936	$2,661
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,220	2,615
Non-cash compensation	2,189	556
Accrued interest on stockholder notes	(21)	(47)
Loss on disposal of fixed assets	5	184
Deferred income taxes	(1,715)	(2,579)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(36,950)	(18,101)
Prepaid expenses and other	(1,506)	(511)
Income tax receivable	475	—
Accounts payable	17,725	7,973
Accrued expenses	20,821	23,045
Accrued salaries and benefits	7,731	11,247
Deferred revenue	(3,995)	8,052
Income tax payable	(3,181)	1,551
Deferred rent	1	(53)
Other liabilities	(1,177)	2,579

Net Cash Provided by Operating Activities	35,558	39,172

Cash Flows from Investing Activities
Capital expenditures	(2,632)	(2,455)
Costs associated with trademark application	(14)	(42)
Capitalized software development costs	(300)	(217)
Additional payments for acquisition of Caliber Associates, Inc.	(523)	102
Payments for business acquisitions, net of cash acquired	(40,273)	—

Net Cash Used in Investing Activities	(43,742)	(2,612)

Cash Flows from Financing Activities
Payments on notes payable	—	(3,967)
Advances from working capital facilities	216,089	82,178
Payments on working capital facilities	(216,089)	(113,516)
Restricted cash	72	(161)
Debt issue costs	(82)	(235)
Exercise of options	3,851	148
Tax benefits of stock option exercises	2,960	—
Expenses associated with initial public offering	12	(919)
Net payments for stockholder issuances and buybacks	(285)	300
Payments received on stockholder notes	536	753

Net Cash Provided by (Used in) Financing Activities	7,064	(35,419)
Effect of Exchange Rate on Cash	197	(45)

Net (Decrease) Increase in Cash and Cash Equivalents	(923)	1,096
Cash and Cash Equivalents, beginning of period	2,997	499

Cash and Cash Equivalents, end of period	$2,074 $	1,595

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,135	$3,476

Income taxes	$23,037	$3,294

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share data)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (US GAAP) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the Company’s results for the three-month and nine-month periods ended September 30, 2007, and September 30, 2006. Operating results for the three-month and nine-month periods ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2006, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 30, 2007.

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

The acquisition was accounted for in accordance with the provisions of SFAS No. 141, Business Combinations. The initial purchase price was $27.6 million including $27.3 million in cash and $0.3 million in transaction expenses. In addition to the initial consideration, the purchase agreement provides for additional cash payments of up to $8.0 million if certain performance criteria are met. If the performance criteria are met, the additional cash payments will be recorded as goodwill. The results of operations for Z-Tech will be included in the Company’s statement of operations after June 30, 2007.

The Company has engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets, but this allocation has not yet been finalized. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was $28.6 million. The Company has preliminarily allocated $19.6 million to goodwill and $9.0 million to other intangible assets. For this acquisition, goodwill and intangibles are not deductible for tax purposes. Pursuant to the requirements of SFAS No. 141, the acquisition did not meet the criteria of a material business combination, and therefore, pro forma and certain other disclosures are not provided.

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

Both acquisitions were accounted for in accordance with the provision of SFAS No. 141, Business Combinations. The aggregate purchase price of these acquisitions was $13.4 million, including $13.0 million in cash consideration and $0.4 million in transaction expenses. The results of operations for EEA and APCG have been included in the Company’s statement of earnings since January 1, 2007.

The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The aggregate excess of the purchase price over the estimated fair value of the net tangible assets acquired was $11.4 million. The Company has allocated $8.2 million to goodwill and $3.2 million to other intangible assets. Both EEA and APCG were purchased under the election provisions of Internal Revenue Code 338(h)(10), and therefore, for these acquisitions, goodwill and intangibles are deductible for tax purposes. Supplemental pro forma data for the three-month and nine-month periods ended September 30, 2006, are not presented because the acquired companies’ operating results were not material to the consolidated operations of the Company.

Note 3. Contract Receivables

Contract receivables consist of the following (in thousands of dollars):

	September 30, 2007	December 31, 2006
Billed	$104,736	$79,785
Unbilled	55,029	32,110
Allowance for doubtful accounts	(2,576)	(1,347)

Contract receivables, net	$157,189	$110,548

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

Note 5. Debt

As of September 30, 2007, the Company had no debt outstanding. During the three months ended September 30, 2007, the Company made net repayments of $5 million on its revolving credit facility. During the nine months ended September 30, 2007, the Company used funds generated from operating activities to finance acquisitions and working capital. The Company amended its credit facility on June 28, 2007, to increase the capacity of its revolving line of credit from $65 million to $95 million.

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

Stock-Based Compensation

The Company recognized stock-based compensation expense of $0.8 million and $0.3 million in the three months ended September 30, 2007, and September 30, 2006, respectively, and $2.2 million and $0.6 million in the nine months ended September 30, 2007, and September 30, 2006, respectively, which is included in indirect and selling expenses.

As of September 30, 2007, and September 30, 2006, there was $7.0 million and $3.8 million, respectively, of total unrecognized compensation cost related to unvested stock-based compensation agreements. Unrecognized compensation costs are expected to be recognized over a three- to five-year period on a straight-line basis.

Stock Options

All stock options granted through 2006 were granted under an earlier plan. All stock options granted in 2007 are under the 2006 Plan.

During the nine months ended September 30, 2007, the Company granted stock options to purchase 210,000 shares of the Company’s common stock at an exercise price of $18.31 per share, the fair value of the stock on the date of grant. The Black-Scholes-Merton weighted average fair value of the options granted during the nine months ended September 30, 2007, was $7.81 per share and was based on the assumptions in the following table:

Dividend yield	0.00%
Expected volatility	41.09%
Risk-free interest rate	4.52%
Expected term (in years)	5

These options expire in ten years and vest over three years. The Company is expensing the value of these option grants over the vesting period. No stock options were granted during the three months ended September 30, 2007. The aggregate intrinsic value of options outstanding and exercisable was approximately $18.3 million. The intrinsic value of the unvested options granted in the nine months ended September 30, 2007, was approximately $1.9 million.

In accordance with SFAS No. 123(R), Share-Based Payment, for periods beginning on or after January 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled approximately $0.7 million and $3.0 million, respectively, for the three months and nine months ended September 30, 2007. There were no excess tax benefits for the three months or nine months ended September 30, 2006.

The following table depicts stock option activity for the nine months ended September 30, 2007:

	Options Outstanding
	Shares	Weighted-Average Exercise Price
As of December 31, 2006	1,487,082	$6.01
Options granted in 2007	210,000	$18.31
Options forfeited or cancelled	—	—
Options exercised	(640,091)	6.02

As of September 30, 2007	1,056,991	$8.45

Restricted Stock and Restricted Stock Units

Pursuant to the 2006 Plan, the Company awarded 56,100 restricted stock units (RSUs) to employees during the nine months ended September 30, 2007. The RSUs vest over three years under varying schedules. Upon vesting, the employee is issued one share of stock for each RSU he or she holds. The RSUs were valued based on the grant date value of a share of common stock. The weighted-average grant date fair value of the RSUs was $18.67 per share.

The activity related to RSUs during the nine months ended September 30, 2007, was as follows:

Shares
Outstanding December 31, 2006	464,000
Granted	56,100
Forfeited	(35,500)

Outstanding September 30, 2007	484,600

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

Based on currently known facts and circumstances and current tax law, the Company believes that the total amount of unrecognized tax benefits as of September 30, 2007, is $0.9 million, which includes $0.1 million of accrued penalties and interest related to the unrecognized tax benefits. The unrecognized tax benefits, including the accrued penalties and interest, were recorded as an increase to income taxes payable and a reduction of retained earnings in the balance sheet. Interest expense and penalty expense related to income taxes, if any, are included in interest expense and indirect and selling expenses, respectively, in the statement of earnings.

The total amount of unrecognized tax benefits as of September 30, 2007, if recognized, would have a $0.9 million effect on income tax expense and would impact the effective tax rate. There are no tax positions the Company has taken for which it is reasonably possible that the unrecognized tax benefits will significantly increase or decrease over the next 12 months producing individually, or in the aggregate, a material effect on its results of operations, financial condition, or cash flows. The Company remains subject to examination by major tax jurisdictions for tax years 2004 through 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net Income	$11,094	$2,973	$30,936	$2,661

Weighted-average number of basic shares outstanding during the period	14,299	9,334	14,060	9,242
Dilutive effect of stock options, restricted stock and RSUs	700	1,141	740	1,141

Weighted-average number of diluted shares outstanding during the period	14,999	10,475	14,800	10,383

Basic earnings per share	$0.78	$0.32	$2.20	$0.29

Diluted earnings per share	$0.74	$0.28	$2.09	$0.26

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

Note 10. Subsequent Event

On November 9, 2007, the Company entered into a merger agreement with Simat, Helliesen & Eichner, Inc. (SH&E), a consulting firm specializing in air transport, pursuant to which SH&E will become a wholly-owned subsidiary of the Company. The transaction is expected to close by the end of the calendar year. The purchase price will be approximately $51.0 million, excluding transaction costs, and is subject to adjustments for working capital and indemnification escrows, and certain closing conditions.

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

•

performance by us and our subcontractors under a major contract with the State of Louisiana, Office of Community Development (The Road Home contract), including exposure to damages, audits, penalties, public scrutiny and adverse publicity;

•

acceleration of performance and revenues under The Road Home contract, including the effects of the accelerated distribution of available program funds, on the one hand, and significant audit risks associated with, and possible termination of, The Road Home contract, on the other hand;

•	our possible inability to replace revenue and income generated by The Road Home contract;

•	results of government audits and investigations;

•	an economic downturn in the energy sector;

•	failure to receive the full amount of our backlog;

•	loss of members of management or other key employees;

•	difficulties implementing our acquisition strategy; and

•	difficulties expanding our service offerings and client base.

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

Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including the Department of Defense, the Environmental Protection Agency, the Department of Health and Human Services, the Department of Homeland Security, the Department of Transportation, the Department of Justice, and the Department of Energy. U.S. federal government clients generated approximately 26% of our revenue for the nine months ended September 30, 2007, and 49% of our revenue in the full year 2006. We are comparing the breakdown of our year-to-date 2007 revenue in this paragraph to our revenue for the full year 2006 because we were awarded The Road Home contract in June 2006, which substantially increased the revenue generated from our state and local government clients. Our largest state and local government client is the state of Louisiana. State and local government clients generated approximately 67% of our revenue for the nine months ended September 30, 2007, and approximately 40% of our revenue in the full year 2006. The Road Home contract accounted for approximately 65% of our revenue for the nine months ended September 30, 2007, and approximately 35% of our revenue in the full year 2006. We also serve commercial and international clients, primarily in the energy sector, including electric and gas utilities, oil companies and law firms. Our commercial and international clients, including government clients outside the United States, generated approximately 7% of our revenue for the nine months ended September 30, 2007, and 11% of our revenue in the full year 2006. We have successfully worked with many of these clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

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

Prior to and in connection with the closing of the IPO, on September 26, 2006, the Company increased the amount of authorized common shares from 20,000,000 shares to 70,000,000 shares and changed the par value of common stock from $.01 per share to $.001 per share. The Company also amended its Certificate of Incorporation to provide the authority to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. Dividends, if any, on outstanding shares of preferred stock shall be paid or declared and set apart for payment before any dividends shall be paid or declared and set apart for payment on shares of common stock with respect to the same dividend period. If upon any liquidation, dissolution or winding up of the Company, assets are insufficient to pay the preferred shareholders the amounts to which they are entitled, any such assets shall be distributed ratably among the shareholders in accordance with their respective priorities and preferential amounts (including unpaid cumulative dividends, if any). No shares of preferred stock had been issued as of September 30, 2007.

OUTLOOK

In June 2006, our subsidiary, ICF Emergency Management Services, LLC, was awarded The Road Home contract described above. As discussed below, The Road Home contract has had a significant impact on our results of operations beginning in the third quarter of 2006, accounting for approximately 35% of our revenue for all of 2006 and approximately 65% of our revenue for the nine months ended September 30, 2007. The contract has a stated term of three years. However, due to the acceleration of the program, we expect the portion of the program for which there is funding may be concluded during 2008. The acceleration of the program has also accelerated the pace at which we have earned fees compared to anticipated fee earnings over what had been expected to be a three-year program. This factor, together with the challenges of predicting the future timing of work by our numerous subcontractors, makes it especially difficult for us to forecast the revenues and earnings associated with the contract, and may accelerate to earlier periods our need to win new business to replace the revenues from the contract.

We do not expect to be able to replace the revenues derived from The Road Home contract solely with organic growth in our existing businesses or from different services, clients, practice areas, offices, geographic focus, or otherwise. As a result, our future results will depend in part on the success of our strategy to continue to make strategic acquisitions and successfully integrate those acquisitions. We announced the purchase of SH&E on November 12, 2007. We are continuing to evaluate other acquisition opportunities, and at any given point in time we may be evaluating several such opportunities. There is no assurance that we will be able complete or successfully integrate additional acquisitions.

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

We have elected to perform the annual goodwill impairment review as of September 30 of each year during the fourth quarter. Based upon management’s most recent review, including a valuation report issued by an investment bank, we determined that no goodwill impairment charge was required for 2006. Historically, there have been no goodwill impairment charges recorded by the Company.

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

OPERATING COSTS AND EXPENSES

Our operating costs and expenses consist of indirect and selling expenses, including non-cash compensation, and depreciation and amortization.

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

Non-Cash Compensation

The Company recognized stock-based compensation expense of $0.8 million and $0.3 million in the three months ended September 30, 2007, and September 30, 2006, respectively, and $2.2 million and $0.6 million in the nine months ended September 30, 2007, and September 30, 2006, respectively, which is included in indirect and selling expenses.

As of September 30, 2007, there was $7.0 million of total unrecognized compensation cost related to unvested stock-based compensation. These unrecognized compensation costs are expected to be recognized over a three- to five-year period on a straight-line basis.

Depreciation and Amortization

Depreciation and amortization include the depreciation of computers, furniture, and other equipment; the amortization of the costs of software we use internally; leasehold improvements; and the amortization of intangible assets arising from acquisitions.

INCOME TAX EXPENSE

Our effective tax rate of 40.7% for the nine months ended September 30, 2007, was higher than the statutory tax rate primarily due to permanent tax differences related to expenses not deductible for tax purposes and prior year adjustments, decreased by a federal tax credit.

RESULTS OF OPERATIONS

Three Months ended September 30, 2007, compared to Three Months ended September 30, 2006

The following table sets forth certain items from our unaudited consolidated statements of operations and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Year-to-Year Change
					Three Months Ended September 30,
	2007	2006	2007	2006	2006 to 2007
	Dollars (In Thousands)		Percentages		Dollars (InThousands)	Percent
Revenue	$198,813	$107,801	100.0%	100.0%	$91,012	84.4%
Direct Costs	147,468	73,213	74.2%	67.9%	74,255	101.4%
Operating Expenses
Indirect and selling expenses	29,639	27,299	14.9%	25.3%	2,340	8.6%
Depreciation and amortization	1,879	949	0.9%	0.9%	930	98.0%

Total Operating Expenses	31,518	28,248	15.8%	26.2%	3,270	11.6%

Earnings from Operations	19,827	6,340	10.0%	5.9%	13,487	212.7%
Other (Expense) Income
Interest expense, net	(600)	(1,181)	(0.3)%	(1.1)%	581	(49.2)%
Other	—	290	0.0%	0.3%	(290)	—

Income before Income Taxes	19,227	5,449	9.7%	5.1%	13,778	252.9%
Income Tax Expense	8,133	2,476	4.1%	2.3%	5,657	228.5%

Net Income	$11,094	$2,973	5.6%	2.8%	$8,121	273.2%

Revenue. Revenue for the three months ended September 30, 2007, was $198.8 million, compared to $107.8 million for the three months ended September 30, 2006, representing an increase of $91.0 million or 84.4%. The increase was primarily due to increased revenue associated with The Road Home contract for the three months ended September 30, 2007.

Direct costs. Direct costs for the three months ended September 30, 2007, were $147.5 million, or 74.2% of revenue, compared to $73.2 million, 67.9% of revenue, for the three months ended September 30, 2006. This increase resulted primarily from the corresponding increase in activities under The Road Home contract, which included an increase in subcontracted costs to other parties.

Indirect and selling expenses. Indirect and selling expenses for the three months ended September 30, 2007, were $29.6 million, or 14.9% of revenue, compared to $27.3 million, or 25.3% of revenue for the three months ended September 30, 2006. The increase in indirect and selling expenses was due principally to indirect costs associated with the operations of Z-Tech. The decrease in indirect costs as a percentage of revenue for the three months ended September 30, 2007, was primarily attributable to the large increase in revenue on The Road Home contract. Given the significance of subcontracted work on The Road Home project, there has not been a substantial increase in indirect costs to support the current revenue volume.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2007, was $1.9 million, or 0.9% of revenue, compared to $0.9 million, or 0.9% of revenue for the three months ended September 30, 2006. This 98% increase in depreciation and amortization resulted primarily from the amortization of intangible assets recorded as a result of our January 2007 and June 2007 acquisitions.

Earnings from Operations. For the three months ended September 30, 2007, earnings from operations were $19.8 million, or 10.0% of revenue, compared to $6.3 million, or 5.9% of revenue for the three months ended September 30, 2006. Earnings from operations increased primarily due to the increased volume of services from The Road Home contract for the three months ended September 30, 2007, and the non-recurring $2.7 million charge to earnings for a one-time bonus accrued in the third quarter of 2006.

Interest expense, net. For the three months ended September 30, 2007, net interest expense was $0.6 million, compared to $1.2 million for the three months ended September 30, 2006. The 49.2% decrease was due primarily to lower levels of debt resulting from the completion of our initial public offering in September of 2006 and improved operating cash flows.

Income tax expense. Our effective income tax rate for the three months ended September 30, 2007, was 42.3% compared to 45.4% for the three months ended September 30, 2006. The effective tax rate decreased due to a significant decrease in the ratio of non-tax-deductible expenses to estimated income.

Nine Months ended September 30, 2007, compared to Nine Months ended September 30, 2006

The following table sets forth certain items from our unaudited consolidated statements of operations and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Nine Months Ended September 30,				Year-to-Year Change
					Nine Months Ended September 30,
	2007	2006	2007	2006	2006 to 2007
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Revenue	$540,697	$217,394	100.0%	100.0%	$323,303	148.7%
Direct Costs	398,260	139,675	73.7%	64.3%	258,585	185.1%
Operating Expenses
Indirect and selling expenses	85,107	67,160	15.7%	30.9%	17,947	26.7%
Depreciation and amortization	4,220	2,615	0.8%	1.2%	1,605	61.4%

Total Operating Expenses	89,327	69,775	16.5%	32.1%	19,552	28.0%

Earnings from Operations	53,110	7,944	9.8%	3.6%	45,166	568.6%
Other (Expense) Income
Interest expense, net	(928)	(3,346)	(0.2)%	(1.5)%	2,418	(72.3)%
Other	26	290	0.0%	0.1%	(264)	(91.0)%

Income (loss) before Income Taxes	52,208	4,888	9.6%	2.2%	47,320	968.1%
Income Tax Expense	21,272	2,227	3.9%	1.0%	19,045	855.2%

Net Income	$30,936	$2,661	5.7%	1.2%	$28,275	1062.6%

Revenue. Revenue for the nine months ended September 30, 2007, was $540.7 million, compared to $217.4 million for the nine months ended September 30, 2006, representing an increase of $323.3 million, or 148.7%. The increase was primarily due to revenue of $350.6 million associated with The Road Home contract for the nine months ended September 30, 2007, compared to revenue of $55.5 million for the nine months ended September 30, 2006.

Direct costs. Direct costs for the nine months ended September 30, 2007, were $398.3 million, or 73.7% of revenue, compared to $139.7 million, or 64.3% of revenue, for the nine months ended September 30, 2006. This increase resulted primarily from the corresponding increase in activities under The Road Home contract. The increase in direct costs as a percentage of revenue was primarily attributable to the large percentage of work that was subcontracted to other parties on The Road Home contract.

Indirect and selling expenses. Indirect and selling expenses for the nine months ended September 30, 2007, were $85.1 million, or 15.7% of revenue, compared to $67.2 million, or 30.9% of revenue, for the nine months ended September 30, 2006. The 26.7% increase in indirect and selling expenses was due principally to compensation expense. The decrease in indirect costs as a percentage of revenue for the nine months ended September 30, 2007, was primarily attributable to the large increase in revenue on The Road Home contract (primarily from increased subcontractor activities).

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2007, was $4.2 million, or 0.8% of revenue, compared to $2.6 million, or 1.2% of revenue, for the nine months ended September 30, 2006. This 61.4% increase in depreciation and amortization resulted primarily from the amortization of intangible assets recorded as a result of our January 2007 and June 2007 acquisitions.

Earnings from Operations. For the nine months ended September 30, 2007, earnings from operations were $53.1 million, or 9.8% of revenue, compared to $7.9 million, or 3.6% of revenue, for the nine months ended September 30, 2006. Earnings from operations increased primarily due to the increased volume of services from The Road Home contract for the nine months ended September 30, 2007, and the non-recurring $4.3 million charge to earnings for the abandonment of space in Lexington and San Francisco in the second quarter ended June 30, 2006, and a $2.7 million one-time charge for a bonus accrued in the third quarter of 2006.

Interest expense, net. For the nine months ended September 30, 2007, net interest expense was $0.9 million, compared to $3.3 million for the nine months ended September 30, 2006. The 72.3% decrease was due primarily to lower levels of debt resulting from the completion of our initial public offering in the fall of 2006 and improved operating cash flows.

Income tax expense. Our effective income tax rate for the nine months ended September 30, 2007, was 40.7% compared to 45.6% for the nine months ended September 30, 2006. The effective tax rate decreased due to a significant decrease in the ratio of non-tax-deductible expenses to estimated income and the use of a federal tax credit.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Energy and climate change	8%	9%	8%	13%
Environment and infrastructure	9%	14%	8%	21%
Health, human services and social programs	75%	64%	76%	45%
Homeland security and defense	8%	13%	8%	21%

Total	100%	100%	100%	100%

Our primary clients are the State of Louisiana and agencies and departments of the U.S. federal government. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
U.S. state and local government	65%	55%	67%	32%
U.S. federal government	28%	36%	26%	56%
Domestic commercial	5%	6%	5%	8%
International	2%	3%	2%	4%

Total	100%	100%	100%	100%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Time-and-materials	57%	43%	54%	43%
Cost-based	9%	15%	8%	24%
Fixed-price	34%	42%	38%	33%

Total	100%	100%	100%	100%

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

Our estimates of funded, unfunded and total backlog at the dates indicated were as follows:

	September 30,
	2007	2006
	(in millions)
Funded	$508.2	$154.1
Unfunded	$300.3	$163.3

Total	$808.5	$317.4

The backlog estimates at September 30, 2007, include an estimated funded backlog of $289.4 million associated with The Road Home contract, and $65.5 of total backlog associated with Z-Tech.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition. Contract receivables, net, increased to $157.2 million as of September 30, 2007, compared to $110.5 million as of December 31, 2006, due to growth in revenue, most significantly under The Road Home contract. The other significant change in our assets from December 31, 2006, was an increase in goodwill from $83.8 million to $111.7 million as of September 30, 2007, resulting from our acquisitions of EEA, APCG, and Z-Tech.

Our current liabilities increased to $140.8 million as of September 30, 2007, from $96.3 million as of December 31, 2006, due primarily to an $18.2 million increase in accounts payable and an $21.0 million increase in accrued expenses. Both of these increases were primarily attributable to activity levels (including those of subcontractors) under The Road Home contract. There was no net increase in long-term debt from December 31, 2006 to September 2007.

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

Under the terms of our Amended and Restated Credit Agreement, we are required to comply with financial and non-financial covenants. We were in compliance with all such covenants as of September 30, 2007.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, was $2.1 million and $3.0 million on September 30, 2007, and December 31, 2006, respectively.

Credit Facility and Borrowing Capacity. We amended our Amended and Restated Credit Agreement on June 28, 2007, to increase the capacity of our revolving line of credit from $65 million to $95 million. In this amendment, our lenders also consented to our acquisition of Z-Tech. As of September 30, 2007, we had a borrowing base of $95 million, with $0 million outstanding on our revolving line of credit and letters of credit outstanding totaling $0.5 million, resulting in a borrowing availability of $94.5 million.

Cash Flow. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2007, and September 30, 2006:

	Nine Months Ended
	September 30, 2006	September 30, 2006
	(in thousands)
Net cash provided by operations	$35,558	$39,172
Net cash used in investing activities	(43,742)	(2,612)
Net cash provided by financing activities	7,064	(35,419)
Effect of exchange rate on cash	197	(45)

Net (decrease) increase in cash	$(923)	$1,096

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $35.6 million in the nine months ended September 30, 2007; operating activities provided $39.2 million of cash in the nine months ended September 30, 2006. Cash flows from operating activities for the first nine months of 2007 were positively impacted by increased profitability and the timing of subcontract and vendor payments, which largely offset an increase in contract receivables.

Investing activities used cash of $43.7 million for the nine months ended September 30, 2007, compared to $2.6 million for the nine months ended September 30, 2006. The cash used in investing activities for the first nine months of 2007 was primarily for payments for business acquisitions. The cash used in investing activities for the first nine months of 2006 was primarily for capital expenditures.

For the nine months ended September 30, 2007, cash flow provided by financing activities of $7.1 million was attributable primarily to $6.8 million in net proceeds from the exercise of stock options, including the tax benefits associated with exercising the options. For the nine months ended September 30, 2006, cash flow used in financing activities was attributable primarily to a $35.3 million in net debt payments.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

For the nine months ended September 30, 2007, we did not have any off-balance sheet arrangements. Information relating to payments due under contractual obligations is presented in our Annual Report on Form 10-K for the year ended December 31, 2006. There were no material changes in our payments due under contractual obligations during the first nine months of 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of September 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Other than those risks outlined below, there have been no material changes in those risk factors discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2006. The portion of our “Risk Factors” section in our Annual Report on Form 10-K entitled “Risks Related to The Road Home Contract” has been updated and is replaced in its entirety by the below section:

Risks Related to The Road Home Contract

In June 2006, our subsidiary, ICF EMS, was awarded a contract by the State of Louisiana, Office of Community Development, to manage a program designed primarily to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina by providing them compensation for the repair, rebuilding, or relocation of homes and small rental properties for uninsured, uncompensated damages. The contract has a stated term of three years. However, due to the acceleration of the program, we expect the portion of the program for which there is funding may be concluded during 2008. The acceleration of the program has also accelerated the pace at which we have earned revenues compared to the revenue anticipated over what had been expected to be a three-year program. This factor, together with the challenges of predicting the future timing of work by our numerous subcontractors, makes it especially difficult for us to forecast the revenues and earnings associated with the contract, and may accelerate to earlier periods our need to win new business to replace the revenues from the contract.

The Road Home contract accounted for approximately 35% of our revenue for all of 2006 and approximately 65% of our revenue for the nine months ended September 30, 2007. We expect it to continue to be our largest contract over the remaining life of the program.

The State of Louisiana originally envisioned The Road Home program as requiring $8.1 billion of funding. As the program has been implemented, it has become apparent that supplemental funds will be required to respond to the needs addressed by the program. This is for two primary reasons: (i) there were significantly more applicants to the program than originally anticipated; and (ii) the average amount of funding provided to each applicant has been higher than expected. The funding shortfall is currently estimated at approximately $4 billion. Should additional funding be made available to complete The Road Home program, there is no assurance that our Road Home contract will be amended to provide for additional revenue payable to us or our subcontractors.

The Road Home contract has provided us with significant opportunities, but it has also created substantial risks, including those described below. If we are unable to satisfy the requirements of The Road Home contract, our profitability could be reduced and we could suffer a loss. It is also possible that the contract could be terminated for a number of reasons, including for cause, for convenience or for lack of availability of additional grant monies. Adverse publicity surrounding this contract, or its premature termination, could damage our reputation and our ability to win future assignments, and could adversely affect our stock price. In short, The Road Home contract substantially increases the risk profile of our business.

The Road Home Contract entails substantial funding and performance risks.

The contract contemplates three phases of work. Phase One ran from June through October 2006. Although we entered into a contract for Phases Two and Three in October 2006, there is no assurance the State of Louisiana will continue to fund the contract, particularly if the State is not satisfied with our performance and our subcontractors’ performance. Further, as discussed above, it is currently estimated that the program will not have sufficient funding to satisfy its goals.

The project’s complexity presents a number of performance and management risks. For example, we have to manage a large number of staff working under difficult deadlines and intense public scrutiny. We must also manage a large number of subcontractors who collectively perform a substantial portion of the work on the contract. Effectively organizing and managing these subcontractors presents an ongoing performance challenge.

Other performance challenges include ensuring that the applications are processed and funds are disbursed in a timely fashion, developing and implementing means of detecting and deterring fraud and theft by actual and purported beneficiaries of the program and others without unduly delaying program implementation, insuring the physical safety of all those working on the program, including the home evaluators and others in the field, and complying with a significant number of federal and state legal requirements, some of which have changed since the contract began. Processing each application from a homeowner involves many different, inter-related steps for which we are responsible, including: meeting with each applicant in person to ensure that the required information has been provided; visiting each property; determining the pre-storm value and extent of damage; obtaining information from numerous sources concerning insurance benefits and other compensation already received by each applicant; verifying that the applicant owned and occupied the home as his or her main residence at the time of the storm; calculating benefits under the different options available to each applicant; handling any applicant concerns; and conducting a closing to disburse the funds based on the option selected by the homeowner. To accomplish all these steps, we have had to develop, implement, and maintain a reliable, secure management information system. An entirely separate process is used for the Small Rental Property Program.

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

The Road Home contract has a fixed-price component. There is no assurance that this component will yield any profit, and it could result in a loss. In addition, the State of Louisiana is compensating us for services being provided under the contract based on hourly rates or unit prices, and there can be no assurance that we can profitably perform these services for such rates or unit prices. Some of these hourly rates and unit prices have been lowered during the course of the performance of the contract, and we expect future negotiations with the State could result in additional changes in such rates and prices during the remainder of the contract, further increasing this risk.

The Road Home contract has been amended to include performance measures, with financial penalties for failure to achieve these measures. In the future, the contract could be further amended in ways that prove to be unfavorable to us. There is, therefore, no assurance that this contract can be performed profitably. Because of the size of The Road Home contract, poor financial results from this contract would adversely affect our overall operating results and the value of our stock.

The Road Home Contract exposes us to numerous different types of liability, some of which could be very substantial.

•

Homeowners or rental housing owners or others dissatisfied with the amount of money they have received from, or their treatment under, this program may take action against the State of Louisiana and us, including possible class action or other litigation. These actions could disrupt the program significantly by diverting substantial amounts of management time and resources and could result in substantial liability for us. Such lawsuits have been filed. However, to date such suits have not disrupted the program.

•

Due to the acceleration of the program and uncertainties as to further funding, we may be forced to terminate employees working under The Road Home contract earlier than initially anticipated. If and when the terminations occur, those former employees may take action against us, whether or not merited, including possible class action or other litigation.

•

Although much of the work under the contract will be performed by subcontractors, the State of Louisiana will consider us responsible for timely, satisfactory performance of all aspects of the contract.

•

We and our subcontractors gather and maintain sensitive information concerning potential and actual program participants. Failure to maintain and secure such information properly and failure to take appropriate actions to prevent fraud could result in substantial liability for us.

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

Because of its size and scope, The Road Home contract subjects us to increased public scrutiny and pressure, as well as to numerous additional audits, reviews and investigations, all of which will divert management attention and increase our costs.

The Road Home contract may be the largest non-construction contract ever awarded by the State of Louisiana. As a result, members of both the executive and legislative branches of the State of Louisiana government have paid, and will continue to pay, substantial attention to this contract. Both houses of the state legislature have held numerous hearings at which our management has been asked to testify. Recent elections in Louisiana have resulted in a new Governor-elect and changes in the state legislature. We are uncertain of the positions of the new legislature and administration on, and anticipated scrutiny of, The Road Home contract and our efforts in connection therewith. We expect that there will continue to be intense public and political pressure associated with The Road Home contract.

In addition, the contract has been, and we expect it to continue to be, audited, investigated, reviewed and monitored frequently by federal and state authorities and other organizations. These activities consume significant management time and effort. Despite our best efforts, there is no assurance that these activities will not yield adverse results or publicity. The high level of, and number of parties engaged in, scrutiny of our performance under The Road Home contract significantly heightens the risk of adverse findings. Such findings from an audit, investigation, monitoring or similar activity could subject us to civil and criminal penalties and administrative sanctions from state or federal authorities, including partial or complete termination of The Road Home contract, repayments of amounts already received under the contract, forfeiture of profits, suspension of payments, fines, claims for reimbursement for the costs resulting from any errors or omissions in our performance under the contract, and suspension or debarment from doing business with the State of Louisiana or federal agencies and departments, any of which could substantially adversely affect our reputation, our revenue and operating results, and the value of our stock.

The work to be performed under this contract is of significant public interest: encouraging homeowners and rental housing landlords to rebuild in Louisiana. The media in Louisiana, especially newspapers and radio networks, have covered this program closely. Adverse publicity associated with complaints from homeowners, rental housing owners, terminated employees under the program, or others is likely to harm our reputation even if we are implementing the contract consistent with contract terms and conditions. This publicity might bring, as it has in the past, increased public pressure on state officials and disrupt contract implementation while senior management deals with the effects of such publicity. In the past, negative publicity has had an adverse effect on our stock price.

The Road Home contract has increased our working capital needs, and failure by the State of Louisiana to pay our invoices in a timely manner could further increase these needs.

Although The Road Home contract includes payment provisions that we believe are reasonable, the contract has increased our working capital needs. The contract contemplates that we will provide invoices twice per month and that the state will make every reasonable effort to make payments within 25 days after receipt of an invoice. Because of the extraordinary nature of the contract, however, we cannot predict the effect of the contract on our working capital. Our future working capital needs could vary greatly depending on the timing of payments by the state or our need to pay the Road Home staff and subcontractors. In addition to possible payment processing delays, the state has not formally accepted all of our deliverables made to date under the contract. It is possible that objections to such deliverables could be raised in the future and result in payment delays. Particularly if there is an early termination of the program due to lack of funding or other reasons, we would anticipate an increased likelihood of dispute regarding payment terms and amounts as the parties approach the end of the contract. Such disputes and termination risks would serve to exacerbate our working capital needs in the event of de-mobilizing to exit the contract.

As revenue from The Road Home contract decreases over time, our operating results will be adversely affected if we cannot replace that revenue, either by organic growth, acquisitions, or other investments.

In October 2006, we began work on Phase Two, the production phase, of The Road Home contract. Subsequently, the State of Louisiana has demanded that we accelerate our efforts on The Road Home contract in order for applications to be processed more quickly. The start-up of production, together with this acceleration, resulted in increased revenue in the fourth quarter of 2006 and the nine months ended September 30, 2007. As applications are processed, however, we expect revenue from this contract to decline in 2008 and beyond. Additionally, as outlined above, there is funding uncertainty for the program. If we are unable to replace this revenue with new contracts (whether in our existing businesses or from different services, clients, practice areas, offices, geographic focus, or otherwise) or from acquisitions or other investments, our operating results will be adversely affected and our stock price could decline.

The Road Home contract is vulnerable to fraud.

As with any housing program, The Road Home contract is susceptible to fraud by both employees and applicants, and our failure to take appropriate actions to prevent fraud could result in substantial liability. Although we have identified some employees and some applicants who have attempted to defraud the program, none of those actions have, in management’s opinion, been material to date. We have promptly terminated each employee found to be attempting to defraud the program and the government may take further action against those individuals. This has had no significant effect on the Company’s financial reporting.

We face uncertainty with a new legislature and administration in the State of Louisiana.

Recently, Louisiana conducted its statewide election, resulting in changes to its legislature and a new Governor-elect. We are uncertain of the positions of the new legislature and administration on, and anticipated scrutiny of, The Road Home contract and our efforts in connection therewith. It is possible that the new members of the legislative and executive branches may demand that new studies and research be conducted regarding the hurricane destruction and rebuilding efforts, resulting in work delays, stop-work and/or payment delays.

Risks Related to Acquisitions

The risk factor in our Annual Report entitled “We may not be successful in identifying acquisition candidates, and if we undertake acquisitions, they could fail to perform as we expect, increase our costs and liabilities, and disrupt our business,” is replaced by the below risk factors:

Growing through acquisitions is a key element of our business strategy, and we are constantly reviewing acquisition opportunities. These activities may involve significant costs, be disruptive and not be successful, and will divert the attention of management from existing operations.

One of our strategies is to grow through selected acquisitions. We believe this is necessary for a public company of our size in our business, particularly given the risks associated with, and the limited life of, The Road Home contract and the related revenue stream. As a result, at any given point in time we may be evaluating several acquisition opportunities. We may also have outstanding at a given point in time one or more expressions of interest, agreements in principle or letters of intent with respect to potential acquisitions, which are subject to completion of due diligence and other significant conditions as well as confidentiality agreements with the targets. Our experience is that acquisition targets demand confidentiality as a matter or course and allow relatively little diligence before entering into a preliminary agreement in principle. We insist on including diligence and other conditions in such preliminary agreements and engage in what we believe is thorough due diligence with respect to potential acquisitions. We find that potential acquisitions subject to preliminary agreements in principle often are not consummated, or are consummated on terms materially different than those initially agreed to. Accordingly, our normal practice is not to disclose potential acquisitions until definitive agreements are achieved and, in some cases, material conditions precedent are satisfied.

When we are able to identify an appropriate acquisition candidate, we may not be able to negotiate the price and other terms of the acquisition successfully or finance the acquisition on terms satisfactory to us. Our out-of-pocket expenses in identifying, researching and negotiating potential acquisitions will likely be significant, even if we do not ultimately acquire identified businesses. In addition, negotiations of potential acquisitions and the integration of acquired business operations will divert management attention away from day-to-day operations and may reduce staff utilization during a transition period.

When we undertake acquisitions, they may present integration challenges, fail to perform as we expect, increase our liabilities, and reduce our earnings.

When we complete acquisitions, it may be difficult and costly to integrate the acquired businesses due to geographic differences in the locations of personnel and facilities, differences in corporate cultures, disparate business models or other reasons. If we are unable to integrate companies we acquire successfully, our revenue and operating results could suffer. In addition, we may not be successful in achieving the anticipated cost efficiencies and synergies from these acquisitions, including our strategy of offering our services to existing clients of acquired companies to increase our revenue and profit. In fact, our costs for managerial, operational, financial and administrative systems may increase and be higher than anticipated. In addition, we may experience attrition, including key employees of acquired and existing businesses, during and following the integration of an acquired business into our Company. This attrition could adversely affect our future revenue and operating results and prevent us from achieving the anticipated benefits of the acquisition. Acquisitions of businesses or other material operations may require additional debt or equity financing or both, resulting in additional leverage or dilution of ownership, or both. Moreover, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which could reduce our future reported earnings.

Risks Related to Sarbanes-Oxley Act of 2002

The risk factor in our Annual Report regarding Section 404 of the Sarbanes-Oxley Act of 2002 has been updated, as shown below:

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

We may in the future discover areas of our internal controls that need improvement, particularly with respect to businesses that we have recently acquired or may acquire in the future. The adequacy of our disclosure controls and procedures and internal control over financial reporting is challenged by the size, complexity and acceleration of, as well as the number of subcontractors, changes and scrutiny under, The Road Home contract. We cannot be certain that any remedial measures we take, in response to challenges under The Road Home contract or otherwise, will ensure that we implement and maintain adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting as of December 31, 2007, and in future periods as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, the Nasdaq Global Select Market or other regulatory authorities, which could also result in a decrease in the value of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

There have been no changes to the “Recent Sales of Unregistered Securities” disclosed in Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2006, our Form 10-Q for the periods ended March 31, 2007 and June 30, 2007, other than a total of 1,199 shares of unregistered stock, valued at approximately $24,472, issued to three directors of the Company on July 2, 2007, in lieu of cash for director fee compensation. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

There have been no purchases of equity securities by the issuer during the three months ended September 30, 2007.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit
3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-137975), effective as of October 12, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to exhibit 3.2 to the Company’s Registration Statement on Form S-1 (File No. 333-134018) and amendments thereto, declared effective September 27, 2006 (the “Form S-1”).

4.1	Specimen common stock certificate (Incorporated by reference to exhibit 4.1 to the Company’s Form S-1).

4.2	See Exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining the rights of holders of common stock of the Company.

4.3	Form of Amended and Restated Registration Rights Agreement (Incorporated by reference to exhibit 4.2 to the Company’s Form S-1).

10.1	Fifth Amendment of Contract between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 29, 2007).

10.2	Sixth Amendment of Contract between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed November 7, 2007).

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

November 14, 2007	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 14, 2007	By:	/s/ ALAN R. STEWART
Alan R. Stewart
Chief Financial Officer and Assistant Corporate Secretary
(Principal Financial and Accounting Officer)