Form 10-K
period 2007-12-31
ICF International, Inc.
filed 2008-03-17
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $135 million based upon the closing price per share of $20.12, as quoted on the NASDAQ Global Select Market on June 29, 2007. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2008, 14,589,345 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders expected to be held in June 2008.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors listed in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to:

•	changes in the spending priorities of our clients;

•	failure by Congress or other governmental bodies to approve budgets in a timely fashion;

•	our dependence on contracts with state and federal government agencies and departments for the majority of our revenue;

•	performance by us and our subcontractors under a major contract with the State of Louisiana, Office of Community Development (The Road Home contract);

•

acceleration of performance and revenues under The Road Home contract, on the one hand, and significant audit risks associated with, and possible termination of, The Road Home contract, on the other hand;

•	uncertainty as to what extent we will be able to replace the revenue generated by The Road Home contract as it winds down;

•	results of government audits and investigations;

•	an economic downturn in the air transportation or energy sectors;

•	failure to receive the full amount of our backlog;

•	loss of members of management or other key employees;

•	difficulties implementing our acquisition strategy; and

•	difficulties expanding our service offerings and client base.

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

COMPANY OVERVIEW

We provide management, technology, and policy consulting and implementation services to government, commercial, and international clients. We help our clients conceive, develop, implement, and improve solutions that address complex economic, social, and national security issues. Our services primarily address four key markets: energy and climate change; environment and infrastructure; health, human services, and social programs; and homeland security and defense. Increased government involvement in virtually all aspects of our lives has created opportunities for us to resolve issues at the intersection of the public and private sectors. We believe that demand for our services will continue as government, industry, and other stakeholders seek to understand and respond to geopolitical and demographic changes, budgetary constraints, heightened environmental and social concerns, rapid technological changes, and increasing globalization.

Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including the Department of Health and Human Services (“HHS”), Department of Defense (“DoD”), Environmental Protection Agency (“EPA”), Department of Homeland Security (“DHS”), Department of Transportation (“DOT”), Department of Justice (“DOJ”), Department of Housing and Urban Development (“HUD”), and Department of Energy (“DOE”). Federal clients generated approximately 27% of our revenue in 2007. Our state and local government clients generated approximately 65% of our revenue in 2007. Revenue generated from our state and local government clients increased substantially in 2007, due primarily to a contract with the State of Louisiana that we were awarded in June 2006, and augmented in October 2006 and December 2007 (“The Road Home contract,” described below in “—Services and Solutions — Health, Human Services, and Social Programs”). We also serve commercial and international clients, primarily in the air transportation and energy sectors. Our commercial and international clients, including government clients outside the United States, generated approximately 8% of our revenue in 2007. We have successfully worked with many of these clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

We partner with our clients to solve complex problems and produce mission-critical results. Across our markets, we provide end-to-end services that deliver value throughout the entire life of a policy, program, project, or initiative:

•

Advisory Services. We help our clients analyze the policy, regulatory, technology, and other challenges facing them and develop strategies and plans for responding. Our advisory and management consulting services include needs and markets assessment, policy analysis, strategy and concept development, change management strategy, enterprise architecture, and program design.

•

Implementation Services. We implement and manage technological, organizational, and management solutions for our clients, often based on the results of our advisory services. Our implementation services include information technology solutions, project and program management, project delivery, strategic communications, and training.

•

Evaluation and Improvement Services. In support of advisory and implementation services, we provide evaluation and improvement services to help our clients increase the future efficiency and effectiveness of their programs. These services include program evaluation, continuous improvement initiatives, performance management, benchmarking, and return-on-investment analyses.

As of December 31, 2007, we had more than 3,000 employees, including many who are recognized thought leaders in their respective fields. We serve clients globally from our headquarters in the metropolitan Washington, DC area, our 28 domestic regional offices throughout the United States (as of December 31, 2007), and our five international offices in London, Moscow, New Delhi, Rio de Janeiro, and Toronto.

We generated revenue of $331.3 million and $727.1 million in 2006 and 2007, respectively. Our total backlog was approximately $971.8 million and $822.4 million as of December 31, 2006, and December 31, 2007, respectively. See “—Contract Backlog” for a discussion of how we calculate backlog. See also our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

OUR COMPANY INFORMATION

Our principal operating subsidiary was founded in 1969. ICF International, Inc. was formed as a Delaware limited liability company in 1999 under the name ICF Consulting Group Holdings, LLC in connection with the purchase of our business from a larger services organization. A number of our current senior managers participated in this buyout transaction along with private equity investors. We converted to a Delaware corporation in 2003 and changed our name to ICF International, Inc. in 2006.

We completed our initial public offering (“IPO”) in October 2006. Since our IPO, we have completed several acquisitions, the most recent of which were the acquisitions of Simat, Helliesen & Eichner, Inc. in December 2007 and Jones & Stokes Associates, Inc. in February 2008, both of which are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Acquisitions.”

Our principal executive office is located at 9300 Lee Highway, Fairfax, Virginia 22031, and our telephone number is (703) 934-3000.

We maintain an internet Web site at www.icfi.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the Securities and Exchange Commission. Our internet Web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

MARKET OPPORTUNITY

An increasing number of complex, long-term factors are changing the way we live and the way government and industry must operate and interact. These factors include terrorism and changing national security priorities, increasing federal budget deficits, the need for emergency preparedness in response to natural disasters and threats to national security, rising energy demand, global climate change, aging infrastructure, environmental degradation, and an aging population and federal civilian workforce. Federal, state, and other governments react to these factors by evaluating, adopting, and implementing new policies, which drive government spending and the regulatory environment affecting industry. Industry, in turn, must adapt to this government involvement by realigning strategic direction, formulating plans for responding, and modifying business processes. Both the reaction by governments to these factors and the resulting impact on industry create opportunities for professional services firms that are expert in addressing issues at the intersection of the public and private sectors. Unless the context indicates otherwise, when we refer to “government” or “governments” in describing our business or clients, it includes U.S. federal, state, and local governments, as well as governments outside the United States.

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

Energy and Climate Change

Significant factors affecting suppliers, users, and regulators of energy are driving private sector demand for professional services firms with expertise in this market. Oil and gas supplies have become increasingly constrained, partly due to the need to source from politically sensitive or physically challenging regions. Moreover, many industrialized countries are deregulating electric and gas utilities to stimulate competition at the generation, transmission, and retail levels. These factors, together with the continual search for alternative fuels, are driving profound and long-term restructuring in the energy industry.

As evidence mounts that sea levels are rising and climate volatility is increasing, reducing, or offsetting greenhouse gas (“GHG”) emissions is becoming a critical priority in both the public and private sectors. Voluntary carbon markets are growing in the United States, and many international markets are already well-developed. Legislation in the United States is actively being considered at both the federal and state levels. Adjustment to coming public sector and consumer sensitivity to climate change is now becoming a key element of energy industry strategy. Entirely new markets are being created in response to problems associated with carbon emissions. Although the regulatory landscape in this area is still evolving, the need to address carbon and other harmful emissions has significantly changed the way the world’s governments and industries interact.

Consumers of energy are also reacting to deregulated energy markets, increasing environmental constraints, and rising costs. Pressure is increasing to manage demand through energy efficiency programs, demand response, and peak load management. Government programs and public-private partnerships are becoming more prevalent, pursuing sometimes overlapping and conflicting goals, such as reducing national dependence on foreign energy sources, limiting the growth of domestic power generation and the resultant pollutants, and reducing electricity and gas costs for businesses and consumers.

Environment and Infrastructure

A growing awareness of, and concern about, the effects of global warming, continued environmental degradation, and depletion of key natural resources has increased demand for professional services that address these environmental issues. Furthermore, natural disasters such as Hurricane Katrina have underscored the importance of long-term stewardship, while environmental reviews of new facilities have become increasingly complex. Solutions to these environmental issues need to integrate an understanding of evolving regulations, demands for improved infrastructure, and economic incentives, while providing equitable treatment of the various constituents involved in the political discourse related to these solutions.

Environmental and public health services are also needed to help decision makers keep pace with advances in science while developing public policies that are protective but not unduly restrictive. The private sector is anxious to bring new products to the market, including new pesticides and food additives, while product developers and regulators must perform human health and ecological risk assessments to ensure product safety. Product developers and regulators therefore must evaluate the environmental and public health tradeoffs of alternative materials used in manufacturing and new approaches for controlling air and water pollution. In addition, public policy priorities often create development pressures that present significant environmental challenges. For example, new energy demands foster the development of additional liquefied natural gas facilities and associated pipelines, as well as uranium enrichment and nuclear power facilities. Moreover, additional transportation infrastructure is required to meet needs for defense logistics, freight movements, and nuclear waste disposal. All of these pressures contribute to growing demand for firms with capabilities in environment and infrastructure.

Finally, important parts of the transportation infrastructure of the United States have suffered from under-investment for decades. The resurgence of city centers and rapid growth of international trade have put tremendous pressure on access points and exits around our major urban and port areas. In addition, throughout the world, pressures are being placed on government and industry to provide ground and air transportation in a more environmentally sound fashion. Both the public and private sectors will need assistance from experienced professional services firms that understand the economic, social, and environmental implications of the options available to improve the transportation infrastructure.

Health, Human Services, and Social Programs

A confluence of long-term factors is expected to drive an increased need for public spending in the United States on health, human services, and social programs, despite budgetary pressures. As the percentage of the population age 65 and older increases, so do the burdens on many public programs. Other major factors adding to pressure for more program support include continued immigration, more military personnel returning home with health and social service needs, faster population growth at the lowest income levels, and the rising cost of healthcare. Demand is also growing for professional services that plan for and respond to the health and social consequences of threats from terrorism, natural disasters, and epidemics.

We believe the resulting growth in demand for program services in this era of federal budget deficits will require agencies at all levels of government in the United States to utilize professional services firms with diverse expertise across social program areas. These areas include designing and enhancing programs to meet new threats; determining the effectiveness of programs; re-engineering current programs to increase efficiency (using both organizational and technology solutions); providing the required management and technical resources to support underlying knowledge management, training, and technical assistance; and managing widely dispersed people and information. In addition, we expect that government agencies in the United States will consolidate services with professional services firms with expertise across multiple social program areas to take advantage of best practices and extract additional efficiencies.

Homeland Security and Defense

Homeland security programs continue to drive budgetary growth at the federal level and are also receiving increasing funding in state and local budgets. Over the last few years, homeland security concerns have broadened to include areas such as health, food, energy, water, and transportation safety and involve all levels of government in the United States, as well as the private sector. For example, in the aftermath of Hurricanes Katrina and Rita, domestic government policy makers are reassessing the emergency management function of homeland security in order to refocus spending and support to respond to natural disasters. The increased dependence upon private sector personnel and organizations as first responders also requires a keen understanding of the diversity and relationships among various stakeholders involved in homeland security.

DoD is undergoing major transformations in its approach to strategies, processes, organizational structures, and business practices due to several complex, long-term factors. These factors include the changing nature of global security threats and enemies, the implications of the Information Age, community and family issues associated with globally deployed armed forces, the continued loss of professional capabilities in the military and senior civilian workforce through retirement, and budgetary pressures for efficiency because of resource demands in Iraq and Afghanistan. Other factors include the increasing complexity of war-fighting strategies, the need for real-time information sharing and logistics modernization, network-centric warfare requirements, and the global nature of combat arenas. DoD and state and local governments are also grappling with domestic and international disaster relief requirements.

Finally, significant opportunities lie at the intersection of homeland security and defense. We believe the strengthened ties among traditional defense requirements, homeland security support, disaster preparedness, and response and recovery create significant demands for professional services. We believe that a major emphasis will be in the areas of strategy, policy, planning, execution, and logistics and that companies possessing deep domain expertise across these disciplines will be well positioned to partner with DoD, DHS, and state and local governments.

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly educated professional staff with deep subject matter knowledge.

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs at the intersection of the public and private sectors. Our thought leadership is based on years of training, experience, and education. Our clients are able to draw on the in-depth knowledge of our subject matter experts and our corporate experience developed over decades of providing advisory services. As of December 31, 2007, approximately 43% of our professional staff, outside of The Road Home program implementation team, held post-graduate degrees in diverse fields such as economics, engineering, business administration, information technology, law, life sciences, and public policy. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

We believe our diverse range of markets, services, and projects provide a stimulating work environment for our employees and enhance their professional development. The use of multi-disciplinary teams provides our staff the opportunity to develop and refine common skills required in many types of engagements. Our approach to managing human resources fosters collaboration and significant cross-utilization of the skills and experience of both industry experts and personnel who can develop creative solutions by drawing upon their experiences in different markets. The types of services we provide, and the manner in which we do so, enable us to attract and retain talented professionals from a variety of backgrounds while maintaining a culture that fosters teamwork and excellence.

We have long-standing relationships with our clients.

We have a successful record of fulfilling our clients’ needs, as demonstrated by our continued long-term client relationships. We have numerous contacts at various levels within our clients’ organizations, ranging from key decision makers to functional managers. We have advised EPA for more than 30 years, DOE for more than 25 years, and DoD for more than 20 years, and have multi-year relationships with many of our other clients. Such extensive experience, together with increasing on-site presence and prime contractor position on a substantial majority of our contracts, gives us clearer visibility into future opportunities and emerging requirements. In addition, more than 300 of our employees hold federal security clearances, which afford us client access at appropriate levels and further strengthens our relationships. Our balance between defense and civilian agencies, our commercial presence, and the diversity of the markets we serve mitigate the impact of annual shifts in our clients’ budgets and priorities.

Our advisory services position us to capture a full range of engagements.

We believe our advisory approach, which is based on deep subject matter expertise and understanding of our clients’ requirements and objectives, is a significant competitive differentiator that helps us gain access to key client decision makers during the initial phases of a policy, program, project, or initiative. We use this expertise and understanding to formulate customized recommendations for our government and commercial clients. Because of our role in formulating initial recommendations, we are well-positioned to capture the implementation services that often result from our recommendations. Implementation services, in turn, allow us to hone our understanding of the client’s requirements and objectives as they evolve over time. We use this understanding to provide evaluation and improvement services that maintain the relevance of our recommendations. In this manner, we believe we are able to offer end-to-end services across the entire life cycle of a particular policy, program, project, or initiative.

Our technology solutions are driven by our deep subject matter expertise.

We possess strong knowledge in information technology and a deep understanding of human and organizational processes. This combination of skills allows us to deliver technology-enabled solutions tailored to our clients’ business and organizational needs. Government and commercial decision-makers have become increasingly aware that, to be effective, technology solutions need to be seamlessly integrated with people and processes. An example of such a technology-enabled solution that we have developed is CommentWorks, a Web-based tool that enables federal agencies to collect and process public comments in connection with rulemaking or other activities.

Our proprietary analytics and methods allow us to deliver superior solutions to clients.

We believe our innovative, and often proprietary, analytics and methods are key competitive differentiators because they improve our credibility with prospective clients, enhance our ability to deliver customized solutions, and enable us to deliver services in a more cost-effective manner than our competitors. We have developed industry-standard energy and environmental models such as IPM (Integrated Planning Model) and UAM (Urban Airshed Model), which are used by governments and commercial entities around the world for energy planning and air quality analyses, respectively. We also have developed a suite of proprietary climate change tools to help the private sector develop strategies for complying with GHG emission reduction requirements, including the K-PRISM project risk evaluation system and the International Carbon Pricing Tool. We maintain proprietary databases that we continually refine and that are available to be incorporated quickly into our analyses on client engagements. In addition, we use proprietary project management methodologies that we believe help reduce process-related risk, improve delivery, contain costs, and help meet our clients’ tight timetables.

We are led by an experienced management team.

Our senior management team (consisting of some 180 officers) possesses extensive industry experience and has an average tenure of more than 12 years with our Company. Our managers are experienced not only in generating business but also in successfully managing and executing advisory and implementation assignments. Our management team also has experience in acquiring other businesses and integrating those operations with our own. A number of our managers are industry-recognized thought leaders. We believe that our management’s successful past performance and deep understanding of our clients’ needs have been key differentiating factors in competitive situations.

STRATEGY

Our strategy to increase our revenue, grow our Company, and increase stockholder value involves the following key elements:

Strengthen our end-to-end service offerings

We plan to leverage our advisory services and strong client relationships to increase our revenue from implementation services, which include information technology solutions, project and program management, project delivery, strategic communications, and training. We have traditionally generated most of our revenue from advisory services, although, with the addition of The Road Home contract in 2006, most of our revenue currently comes from implementation services. We believe our advisory services provide us with insight and understanding of our clients’ missions and goals and, as a result, position us to capture a greater portion of the implementation engagements that directly result from our advisory services. Expanding our client engagements into implementation, evaluation, and improvement services will increase the scale, scope, and duration of our contracts and thus accelerate our growth. However, we will need to undertake such expansion carefully to avoid actual, potential, and perceived conflicts of interest. See “Risk Factors—Risks Related to our Business—The diversity of the services we provide and the clients we serve may create actual, potential, and perceived conflicts of interest and conflicts of business that limit our growth and lead to liability for us.”

Grow our client base and increase scope of services provided to existing clients

We intend to grow our client base, while maintaining strong relationships with our current clients, by expanding our geographic presence domestically in the United States and internationally. Within the United States, we plan to increase our presence at key federal and state government client sites. Our strong record of past performance with government clients, highly skilled multi-disciplinary teams, and growing information technology implementation capabilities should facilitate this expansion. We also are increasing our presence in new locations through acquisitions to service commercial clients; for example, our 2007 acquisition of Simat, Helliesen & Eichmer, Inc. (“SH&E”) provides us with locations in New York and Cambridge, Massachusetts, and augments our presence in London. We also intend to take advantage of the growing need for our climate change, energy, and environmental advisory services in Europe, Asia, and Latin America through our existing offices in these regions. Expansion of our advisory services in these markets will help enhance our existing client relationships, reinforce our expertise in key markets that are global, broaden our client base, and set the stage for us to expand further into implementation and improvement services. In addition, we intend to invest in development and marketing initiatives to strengthen our brand recognition among potential clients. Finally, we intend to focus on additional opportunities in our existing client base by increasing the scope of our services, such as by identifying and offering clients new skill sets and implementation and improvement services that complement ongoing advisory services.

Expand into additional markets at the intersection of the public and private sectors

We have a strong record of providing services that address complex issues at the intersection of the public and private sectors, where experience with markets and public/private partnerships is valued. Our strength in these areas is represented, for example, by our strong presence in energy efficiency, climate change, and fostering communities of practice in transportation. We believe there are additional opportunities for us to expand into other markets that are affected by government involvement. In the next three to five years, we expect key markets for these opportunities to include education, social and criminal justice, and veterans’ affairs. Although we believe we are well qualified to serve these additional markets, we have not yet fully capitalized on these additional opportunities and have only limited presence in these markets.

Focus on higher-margin projects

We plan to pursue higher-margin commercial projects and continue to shift our federal, state, and local government contract base to increase margins. In addition, we are expanding into other higher-margin commercial projects related to air transportation, climate change, and other environmental issues. In light of recent oil price increases, their impact on other forms of energy, and the need for government and industry to react to these conditions, we view the energy industry as a particularly attractive market for us over the next decade, and we have strong global client relationships in this market. Historically, our margins on engagements in this market have been higher than those in our government business. We believe the size and scope of these assignments will grow in the future due to the major changes facing the energy industry. In addition, we will continue our efforts in federal, state, and local government markets to shift our contract mix from cost-based contracts toward fixed-price contracts and time-and-materials contracts, both of which, in our experience, typically offer higher margins.

Pursue strategic acquisitions

We plan to augment our organic growth with selected acquisitions. During the past few years, we have acquired a number of businesses, including Synergy, Inc. (“Synergy”) in January 2005; Caliber Associates, Inc. (“Caliber”) in October 2005; Energy and Environmental Analysis, Inc. (“EEA”) and Advanced Performance Consulting Group, Inc. (“APCG”) in January 2007; Z-Tech Corporation (“Z-Tech”) in June 2007; SH&E in December 2007; and Jones & Stokes Associates, Inc. (“Jones & Stokes”) in February 2008. Our more recent acquisitions are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions.” We plan to continue a disciplined acquisition strategy to obtain new customers, increase our size and market presence, and obtain capabilities that complement our existing portfolio of services, while focusing on cultural compatibility and financial impact.

SERVICES AND SOLUTIONS

The following chart provides an overview of our end-to-end services and solutions in our four key markets.

Energy and Climate Change

We assist energy enterprises and energy consumers worldwide in their efforts to develop, analyze, and implement strategies related to their business operations and the interrelationships of those operations with the environment and applicable government regulations. Our clients include integrated energy enterprises, power developers, regulated electricity transmission and distribution companies, unregulated enterprises, municipal power authorities, energy traders and marketers, oil and gas exploration and production companies, gas transmission companies, pipeline developers, local distribution companies, industry associations, investors, financial institutions, law firms, and regulators in the United States and throughout the Americas, Europe, and Asia. We also support government and commercial clients in designing, implementing, and improving effective and innovative demand-side management strategies in a wide range of areas, including energy efficiency and peak load management.

For more than 25 years, we have helped commercial and regulatory clients in the energy sector deal with complex and challenging regulatory and litigation issues. We provide advisory services in asset and contract valuation, rate structure and price analysis, resource planning, market structures, and environmental compliance. Our expert testimony and support for scores of litigated cases reinforce our reputation for deep industry knowledge backed by our proprietary analytical models.

For more than 20 years, ICF International has supported public and private clients on issues related to global climate change. Over that time, ICF has amassed significant expertise addressing the emissions of GHGs in the public and private sectors. ICF offers a wide-range of climate-change-related advisory and implementation services, including climate strategy and policy, emissions inventory, carbon market analysis, mitigation, and corporate strategies to internalize the cost of emissions.

Environment and Infrastructure

For more than three decades, we have been providing services for the design, evaluation, and implementation of environmental policies and projects across all environmental media—land, air, and water. We work with government and commercial clients to assess, establish, and improve environmental policies using interdisciplinary skills ranging from finance and economics, to the earth and life sciences, to information technology and program management. Because of the wide range of potential environmental impacts of changes in transportation, energy, and other types of infrastructure, our in-

depth environmental knowledge is often critical to providing comprehensive solutions. In addressing infrastructure issues, however, we go beyond environmental questions to address problems at the nexus of transportation, energy, economic development, and the environment. We have particular expertise in air transportation economics, safety, operations, and environmental issues. Our solutions are based on skills in transportation planning, urban and land use planning, environmental science, economics, information technology, financial analysis, policy analysis, and communications.

Health, Human Services, and Social Programs

We provide research, consulting, implementation, and improvement services that help government, industry, and other stakeholders develop and manage effective programs in the areas of health, human services, and social programs at the national, regional, and local levels. Clients utilize our services in this market because we have deep subject matter expertise in complex social areas, including education, children and families, public health, economic development, disaster recovery, housing and communities, military personnel recruitment and retention, and substance abuse. We partner with our clients in the public, private, and non-profit sectors to increase their knowledge base, support program development, enhance program operations, evaluate program results, and improve program effectiveness. For example, we help federal agencies such as HHS implement human and social programs by managing technical assistance centers, providing instructional systems, conducting studies and analyses, developing information technology applications, and managing clearinghouse operations. We also provide extensive training, technical assistance, and program analysis and support services for many of the housing and community development programs of HUD.

Currently, our largest single contract, representing approximately 63% of our revenue in 2007, is The Road Home contract for the State of Louisiana. As a result of Hurricanes Rita and Katrina, more than 200,000 homes and rental units were severely damaged or destroyed, leaving 780,000 Louisiana residents displaced. In response, HUD allocated $11.4 billion of Community Development Block Grant funds to assist the State of Louisiana in its long-term recovery efforts. Of that amount, $8.1 billion, together with $4.0 billion added later by the federal and Lousiana governments due to the increased size of the program, is being used to implement The Road Home program, which is designed to help the affected population repair, rebuild, or relocate by providing reimbursements to qualified homeowners and small rental unit landlords for their uninsured, uncompensated damages. In 2006, our subsidiary, ICF Emergency Management Services, LLC (“ICF EMS”), was awarded a three-year contract to manage The Road Home program for the State of Louisiana’s Office of Community Development. By the end of 2007, ICF EMS and its subcontractors had:

•	Opened and begun operating 12 housing assistance centers in Louisiana and Texas to meet with applicants;

•	Secured and trained a staff of more than 2,000, the majority of whom are Louisiana residents;

•	Recorded more than 185,000 grant applications from homeowners;

•	Conducted initial personal appointments with 166,000 applicants;

•	Sent letters to nearly 144,000 applicants describing their benefit options;

•	Closed on more than 90,000 applications; and

•	Conducted more than 1,400 public meetings as part of a nation-wide outreach and public education campaign to provide information on The Road Home program.

The total value of the contract over three years was initially $756 million. In December 2007, that ceiling was amended to $912 million to accommodate the increase in the size of the program by nearly 50% over original projections. More than 30 subcontractors perform a substantial portion of the work under the contract.

Homeland Security and Defense

At DHS, we are at the forefront of shaping and managing three critical programs to ensure the safety of communities today and in the future. We are a national leader in the development of critical infrastructure protection plans and processes; we are leading the support to establish goals and capabilities for national preparedness at all levels of government in the United States; and we manage the national program to test radiological emergency preparedness at the state and local levels in communities adjacent to nuclear power facilities. We support DoD by providing high-end strategic planning, analysis, and technology solutions in the areas of logistics management, operational support, and command and control. We also provide strong capabilities to the defense sector in environmental management, human capital assessment, military community research, and technology-enabled solutions.

CONTRACTS

Domestic government clients (including U.S. federal, state, and local governments), commercial clients, and international clients (including government clients outside the United States) accounted for approximately 89%, 7% and 4%, respectively, of our 2006 revenue and approximately 92%, 6%, and 2%, respectively, of our 2007 revenue. Our clients span a broad range of defense and civilian agencies and commercial enterprises. We had more than 1,500 active contracts during 2007, including task orders and delivery orders under General Services Administration Multiple-Award Schedule (“GSA Schedule”) contracts, each of which we consider a separate contract. Our contract periods typically extend from one month to as much as seven years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. Our largest contract in 2007, The Road Home contract with the State of Louisiana, accounted for approximately 63% of our revenue for the year. In 2007, no other contract accounted for more than 1% of our revenue. In 2006, The Road Home contract accounted for approximately 35% of our revenue. In 2005 and 2006, no single contract accounted for more than 2% of our revenue. Including The Road Home contract, our top 10 contracts in 2007 collectively accounted for approximately 69% of our revenue. In 2005 and 2006, during which we did not have The Road Home contract for the full year, our top 10 contracts accounted for approximately 22% and 46%, respectively, of our total revenue. The dramatic increase from 2005 to 2006 was due to our award of The Road Home contract in June 2006. In 2007, we received approximately 63%, 5%, and 5% of our revenue, respectively, from our three largest clients, the State of Louisiana, HHS, and DoD. Most of our revenue is derived from prime contracts, which accounted for approximately 86%, 89%, and 94% of our revenue for 2005, 2006, and 2007, respectively. Unless the context otherwise requires, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Our U.S. and international clients accounted for revenues of approximately $167.6 million and $9.6 million, respectively, in 2005; $319.2 million and $12.1 million, respectively, in 2006; and $711.1 million and $16.0 million, respectively, in 2007. Our U.S. clients include federal, state, and local governments and domestic commercial clients. Non-profit entities and universities are considered commercial clients. The World Bank, the International Monetary Fund, and the United Nations are considered international clients, while the State Department and the U.S. Agency for International Development are considered U.S. government clients. In general, a client is considered international if it is located outside the United States. If we are a subcontractor, then the client is not considered to be the prime contractor but rather the ultimate client receiving the services from the prime contractor team. Our foreign operations pose special risks, as discussed below in “Risk Factors—Risks Related to Our Business—Our international operations pose special and unusual risks to our profitability and operating results.”

CONTRACT BACKLOG

We define total backlog as the future revenue we expect to receive from our contracts and other engagements. We generally include in backlog the estimated revenue represented by contract options that have been priced, but not exercised. We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our GSA Schedule contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms and under which potential future delivery orders or task orders might be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process. We do, however, include potential future work expected to be awarded under IDIQ contracts that are available to be utilized by a limited number of potential clients and are held either by us alone or by a limited number of firms.

We include expected revenue in funded backlog when we have been authorized by the client to proceed under a contract up to the dollar amount specified by our client, and this amount will be owed to us under the contract after we provide the services pursuant to the authorization. If we do not provide services authorized by a client prior to the expiration of the authorization, we remove amounts corresponding to the expired authorization from backlog. We do include expected revenue under an engagement in funded backlog when we do not have a signed contract if we have received client authorization to begin or continue working and we expect to sign a contract for the engagement. In this case, the amount of funded backlog is limited to the amount authorized. Our funded backlog does not represent the full revenue potential of our contracts because many government clients, and sometimes other clients, authorize work under a particular contract on a yearly or more frequent basis, even though the contract may extend over several years. Most of our services to commercial clients are provided under contracts with relatively short durations. As a consequence, our backlog attributable to these clients is typically reflected in funded backlog and not in unfunded backlog.

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

Although we expect our contract backlog to result in revenue, the timing of revenue associated with both funded and unfunded backlog will vary based on a number of factors, and we may not recognize revenue associated with a particular component of backlog when anticipated, or at all. Our government clients generally have the right to cancel any contract, or ongoing or planned work under any contract, at any time. In addition, there can be no assurance that revenue from funded or unfunded backlog will have similar profitability to previous work or will be profitable at all. Generally speaking, we believe the risk that a particular component of backlog will not result in future revenue is higher for unfunded backlog than for funded backlog.

Our estimates of funded, unfunded, and total backlog at the dates indicated were as follows:

	December 31,
	2007	2006	2005
	(In millions)
Funded	$522.2	$762.9	$133.0
Unfunded	300.2	208.9	93.8

Total	$822.4	$971.8	$226.8

The backlog estimates at December 31, 2007, include backlog of approximately $336.6 million associated with The Road Home contract, which was awarded in June 2006. The backlog estimates do not include backlog from the SH&E acquisition. See “Risk Factors—Risks Related to Our Business—We may not receive revenue corresponding to the full amount of our backlog, or may receive it later than we expect, which could materially and adversely affect our revenue and operating results.”

BUSINESS DEVELOPMENT

Our business development efforts drive our organic growth. A firm-wide business development process, referred to as the Business Development Life Cycle (“BDLC”), is used to guide sales activities in a disciplined manner from lead identification, through lead qualification, to capture and proposal. An internally developed, Web-based tool is used to track all sales opportunities throughout the BDLC, as well as to manage our aggregate sales pipeline. Major sales opportunities are each led by a capture manager and are reviewed by management during their lifecycle to ensure alignment with our corporate strategy and effective use of resources.

Business development efforts in priority market areas, which include our largest federal agency accounts (DoD, DHS, and EPA) and our commercial business, are executed through account teams, each of which is headed by a corporate account executive and supported by dedicated corporate business development professionals and senior staff from the relevant operating units. Each account executive has significant authority and accountability to set priorities and bring to bear the correct resources. Each team participates in regular executive reviews. This account-based approach allows deep insight into the needs of our clients. It also helps us anticipate their evolving requirements over the coming 12 to 18 months and position ourselves to meet those requirements. Each of our operating units is responsible for maximizing sales in our existing accounts and finding opportunities in closely related accounts. Their efforts are complemented by our corporate business development function, which is responsible for large and strategically important pursuits.

The corporate business development function also includes a market research and competitive intelligence group, a proposal management group, and a strategic capture unit. In addition, we have a marketing and communications group that is responsible for our Web site, press releases, sales collateral, and trade show management. Pricing is not handled by the corporate business development function. Our contracts and administration function leads our pricing decisions in partnership with the business development account teams and operating units.

COMPETITION

We operate in a highly competitive and fragmented marketplace and compete against a number of firms in each of our four key markets. Some of our principal competitors include Abt Associates Inc.; BearingPoint, Inc.; Booz Allen Hamilton, Inc.; CRA International, Inc.; L-3 Communications Corporation; Lockheed Martin Corporation; Navigant Consulting, Inc.; Northrop Grumman Corporation; PA Consulting Group; SAIC, Inc.; SRA International, Inc.; and Westat, Inc. In addition, within each of our four key markets, we have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Some of our competitors are significantly larger than us and have greater access to resources and stronger brand recognition than we do.

We consider the principal competitive factors in our market to be client relationships, reputation and past performance of the firm, client references, technical knowledge and industry expertise of employees, quality of services and solutions, scope of service offerings, and pricing.

INTELLECTUAL PROPERTY

We own a number of trademarks and copyrights that help maintain our business and competitive position. We have no patents. Sales and licenses of our intellectual property do not comprise a substantial portion of our revenue or profit; however, this situation could change in the future. We rely on the technology and models, proprietary processes, and other intellectual property we own or have rights to use in our analyses and other work we perform for our clients. We use these innovative, and often proprietary, analytical models and tools throughout our service offerings. Our domestic and overseas staffs regularly maintain, update, and improve these models based on our corporate experience. In addition, we sometimes retain limited rights in software applications we develop for clients. We use a variety of means to protect our intellectual property, as discussed in “Risk Factors—Risks Related to Our Business—We depend on our intellectual property and our failure to protect it could enable competitors to market services and products with similar features, which may reduce demand for our services and products,” but there can be no assurance that these will adequately protect our intellectual property.

EMPLOYEES

As of December 31, 2007, we had 2,743 benefits-eligible (full-time and regular part-time) employees and 399 non-benefits-eligible (variable part-time) employees. As of December 31, 2007, outside of The Road Home program implementation team, approximately 43% of our professional staff held post-graduate degrees in diverse fields such as economics, engineering, business administration, information technology, law, life sciences, or public policy, and approximately 85% held a bachelor’s degree or equivalent or higher. More than 300 of our employees hold a federal security clearance.

Our professional environment encourages advanced training to acquire industry-recognized certifications, rewards strong job performance with advancement opportunities, and fosters ethical and honest conduct. Our salary structure, incentive compensation, and benefit packages are competitive within our industry.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO THE ROAD HOME CONTRACT

In June 2006, our subsidiary, ICF EMS, was awarded a contract by the State of Louisiana, Office of Community Development, to manage a program designed primarily to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina by providing them compensation for the repair, rebuilding, or relocation of homes and small rental properties for uninsured, uncompensated damages. The contract has a stated term of three years, but, due to the acceleration of the program, we do not expect spending to be evenly distributed over the contract term, and we have earned revenues faster than we originally projected. This program acceleration, together with the challenges of predicting potential future program changes, makes it difficult for us to forecast the revenues and earnings associated with the contract, and has accelerated to earlier periods our need to win new business to replace the revenues from the contract.

The Road Home contract accounted for approximately 35% of our revenue for 2006 and approximately 63% of our revenue for 2007. We expect it to continue to be our largest contract over the remaining life of the program.

The Road Home contract has provided us with significant opportunities, but it has also created substantial risks, including those described below. If we are unable to satisfy the requirements of The Road Home contract, our profitability could be reduced and we could suffer a loss. In addition, the contract could be terminated for a number of reasons, including for cause, for convenience, or for lack of sufficient grant monies. Adverse publicity surrounding this contract, or its premature termination, could damage our reputation and our ability to win future assignments, and could adversely affect our stock price. In short, The Road Home contract significantly increases the risk profile of our business.

The Road Home contract entails substantial funding and performance risks.

The contract contemplates three phases of work. Phase One extended from June through October 2006, and Phase Two began in October 2006. Although contract amendments were executed for Phases Two and Three in October 2006 and December 2007, there is no assurance that the State of Louisiana will continue to fund the contract, particularly if it is not satisfied with our performance or our subcontractors’ performance.

The project’s complexity presents a number of performance and management risks. For example, we must manage a large staff working under difficult deadlines and intense public scrutiny. We must also manage many subcontractors who collectively perform a substantial portion of the work on the contract. Effectively organizing and managing these subcontractors presents an ongoing performance challenge.

Other performance challenges include ensuring that applications for the programs are processed and funds are disbursed in a timely fashion, developing and implementing means of detecting and deterring fraud and theft by actual and purported beneficiaries of the programs and others without unduly delaying program implementation, ensuring the physical safety of all those working on the program, and complying with a significant number of federal and state legal requirements, some of which have changed since the contract started. Processing each application from a homeowner involves many different, inter-related steps for which we are responsible, including: meeting with each applicant in person to ensure that the required information has been provided; visiting each property; determining the pre-storm value and extent of damage; obtaining information from numerous sources concerning insurance benefits and other compensation already received by each applicant; verifying that the applicant owned and occupied the home as his or her main residence at the time of the storm; calculating benefits under the different options available to each applicant; handling applicant concerns; and conducting a closing to disburse the funds based on the option selected by the homeowner. Last, we are responsible for designing and implementing a system to archive millions of hard-copy and electronic records with the state during the closeout phase of the project. To accomplish all of these steps, we have had to develop, implement, and maintain a reliable, secure management information system.

For the Small Rental Property Program, additional challenges include conducting lead inspections for properties constructed prior to 1978, gathering property environmental and historical information, and conducting a final inspection to verify compliance with all the terms of the award.

The State of Louisiana has the right to cancel The Road Home contract, a right it could exercise at any time, but particularly if we fail to perform or are simply perceived as failing to perform under the contract, whether or not we are actually in compliance with its terms. Any termination of the contract or significant change in it could have an adverse effect on our operating results and stock price. Any termination of the contract would also likely result in substantial disputes and litigation with the State of Louisiana and others and would divert management attention from other matters. Even a threat or perceived threat of such action could adversely affect our stock price and be a distraction to management.

The Road Home contract presents both pricing and financial risks.

The Road Home contract has a fixed-price component. There is no assurance that this component will yield any profit, and it could result in a loss. In addition, the State of Louisiana is compensating us for services being provided under the contract based on hourly rates and unit prices, and there can be no assurance that we can profitably perform these services for such rates and unit prices. Some of these hourly rates and unit prices have changed during the course of the performance of the contract, and future negotiations with the state could result in additional changes in such rates and prices during the remainder of the contract, further increasing this risk.

The Road Home contract has been amended to include performance measures, with financial penalties for failure to achieve these measures. We have, in fact, been subject to some of these penalties. Although contract modifications must be agreed to by both parties, in the future, the contract could be further amended in ways that prove to be unfavorable to us. There is, therefore, no assurance that this contract can be performed profitably. Because of the size of The Road Home contract, poor financial results from this contract would adversely affect our overall operating results and the value of our stock.

The Road Home contract exposes us to many different types of liability, some of which could be substantial.

•

Homeowners, rental housing owners, or others dissatisfied with the amount of money they have received from, or their treatment under, this program may take action against the State of Louisiana and us, including possible class action or other substantial litigation. These actions could disrupt the program significantly by diverting substantial management time and resources and could result in substantial liability for us. Lawsuits have been filed; however, these suits have not disrupted the program to date.

•

Due to the acceleration of the program, we may be forced to terminate employees working under The Road Home contract earlier than initially anticipated. If and when the terminations occur, those former employees may take action against us, whether or not merited, including possible class action or other litigation.

•

Although much of the work under the contract will be performed by subcontractors, the State of Louisiana considers us responsible for the timely, satisfactory performance of all aspects of the contract, as is typical for prime contractors.

•

We and our subcontractors gather and maintain sensitive information concerning potential and actual program participants. Failure to maintain and secure such information properly and failure to take appropriate action to prevent fraud could result in substantial liability for us.

•

Although the contract provides that, with several exceptions, we may charge as an expense under the contract reasonable costs and fees incurred in defending and paying claims brought by third parties arising out of our performance, there can be no assurance that all of our costs and fees will be reimbursed. The contract also provides that we will indemnify the State of Louisiana for certain liabilities. Such liabilities could be substantial and exceed the amounts of, or may not be covered by, available insurance. In fact, given the size, scope, and pace of this contract, it is generally recognized that errors are inevitable; however, there remains a risk that the federal government or the state will seek reimbursement for any excess amounts paid to grant recipients.

Because of its size and scope, The Road Home contract subjects us to increased public scrutiny and pressure, particularly to operate at a fast pace, as well as to numerous additional audits, reviews, and investigations, all of which divert management attention and increase our costs.

The Road Home contract may be the largest non-construction contract ever awarded by the State of Louisiana. As a result, members of both the executive and legislative branches of the state government have paid, and will continue to pay, substantial attention to this contract. Both houses of the state legislature have held numerous hearings at which our management has been asked to testify. Recent elections in Louisiana have resulted in a new governor and changes in the state legislature and the Louisiana Recovery Authority, which may lead to increased scrutiny of The Road Home contract and our efforts related to it. We expect that there will continue to be intense public and political pressure associated with The Road Home contract, particularly to continue to operate the program at a fast pace.

In addition, the contract has been, and we expect it to continue to be, audited, investigated, reviewed, and monitored frequently by federal and state authorities and their representatives. These activities consume significant management time and effort; further, we are obligated to support audits for approximately five years after the contract. Despite our best efforts, there is no assurance that these audit and review activities will not yield adverse results or publicity. The large number of parties scrutinizing our performance under The Road Home contract significantly heightens the risk of adverse findings. Such findings from any audit, investigation, review, monitoring, or similar activity could subject us to civil and criminal penalties and administrative sanctions from state or federal authorities, including partial or complete termination of The Road Home contract, repayments of amounts already received under the contract, forfeiture of profits, suspension of payments, fines, claims for reimbursement for the costs resulting from any errors or omissions in our performance under the contract, and suspension or debarment from doing business with the State of Louisiana or federal agencies and departments, any of which could substantially adversely affect our reputation, our revenue and operating results, and the value of our stock.

The work performed under this contract is of significant public interest: encouraging homeowners and rental housing landlords to rebuild in Louisiana. The media in Louisiana, especially newspapers and radio networks, have covered this program closely. Adverse publicity associated with complaints from homeowners, rental housing owners, terminated employees under the program, and others is likely to harm our reputation, even if we are implementing the contract consistent with contract terms and conditions. This negative publicity might bring, as it has in the past, increased public pressure on state officials and disrupt contract implementation while senior management deals with the effects of such publicity. In the past, negative publicity has had an adverse effect on our stock price.

The Road Home contract has increased our working capital needs, and failure by the State of Louisiana to pay our invoices in a timely manner could further increase these needs.

Although The Road Home contract includes payment provisions that we believe are reasonable, the contract has increased our working capital needs. The contract contemplates that we will provide invoices twice per month and that the state will make every reasonable effort to make payments within 25 days of receiving an invoice. Because of the extraordinary nature of the contract, however, we cannot predict its effect on our working capital. Our future working capital needs could vary greatly depending on the timing of payments by the state or our need to pay The Road Home staff and subcontractors. Particularly if there is an early termination of the program, we would anticipate a greater chance of dispute regarding payment terms and amounts as the parties approach the end of the contract. Such disputes and termination risks would exacerbate our working capital needs in the event of de-mobilizing to exit the contract.

As revenue from The Road Home contract decreases over time, our operating results will be adversely affected if we cannot replace that revenue, either by organic growth, acquisitions, or other investments.

In October 2006, we began work on Phase Two, the production phase, of The Road Home contract. Subsequently, the State of Louisiana demanded that we accelerate our efforts on the contract in order for applications to be processed more quickly. The start-up of production, together with this acceleration, resulted in increased revenue in the fourth quarter of 2006 and all of 2007. As applications are processed, however, we expect revenue from this contract to decline in 2008 and beyond. If we are unable to replace this revenue with new contracts (whether in our existing businesses or from different services, clients, practice areas, offices, geographic focus, or otherwise) or from acquisitions or other investments, our operating results will be adversely affected and our stock price could decline.

The Road Home contract is vulnerable to fraud.

As with any compensation program, The Road Home contract is susceptible to fraud by both employees and applicants, and our failure to take appropriate actions to prevent fraud could result in substantial liability. Although we have identified some individuals who have attempted to defraud the program, in management’s opinion, to date, none of their actions has had a material effect on the program, the Company, or our financial reporting.

We face uncertainty with a new legislature and administration in the State of Louisiana.

In late 2007, Louisiana conducted its statewide elections, resulting in changes to its legislature and a new governor. We are uncertain of the positions of the new legislature and administration on, and anticipated scrutiny of, The Road Home contract and our related efforts. It is possible that the new members of the legislative and executive branches may demand that new studies and research be conducted or other actions taken regarding the hurricane destruction and rebuilding efforts, resulting in lower revenues, lower profits, work delays, stop-work, and/or payment delays.

RISKS RELATED TO OUR INDUSTRY

We rely substantially on government clients for our revenue, and government spending priorities may change in a manner adverse to our business.

We derived approximately 72%, 49%, and 27% of our revenue for 2005, 2006, and 2007, respectively, from contracts with federal agencies and departments, and approximately 9%, 40%, and 65% of our revenue from contracts with state and local governments in 2005, 2006, and 2007, respectively. In 2007, approximately 63% of our revenue was from The Road Home contract with the State of Louisiana. Virtually all of our major government clients have experienced reductions in budgets at some time, often for a protracted period, and we expect similar reductions in the future. In addition, the Office of Management and Budget may restrict expenditures by our federal clients. Federal, state, and local elections in 2008 could also affect spending priorities and budgets at all levels of government. A decline in expenditures, or a shift in expenditures away from agencies, departments, projects, or programs that we support, whether to pay for other projects or programs within the same or other agencies or departments, to reduce budget deficits, to fund tax reductions, or for other reasons, could materially adversely affect our business, prospects, financial condition, or operating results. Moreover, the perception that a cut in appropriations and spending may occur could adversely affect investor sentiment about our common stock and cause our stock price to fall.

The failure of Congress to approve budgets in a timely manner for the federal agencies and departments we support could delay and reduce spending and cause us to lose revenue and profit.

On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies and departments we support. When Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, it typically enacts a continuing resolution. Continuing resolutions generally allow federal agencies and departments to operate at spending levels based on the previous budget cycle. When agencies and departments must operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and new initiatives may be delayed or cancelled. Thus, the failure by Congress to approve budgets in a timely manner can result in either loss of revenue and profit in the event federal agencies and departments are required to cancel existing or new initiatives, or the deferral of revenue and profit to later periods due to delays in implementing existing or new initiatives. The budgets of many of our state and local government clients are also subject to similar budget processes, and thus subject us to similar risks and uncertainties.

Our failure to comply with complex laws, rules, and regulations relating to government contracts could cause us to lose business and subject us to a variety of penalties.

We must comply with laws, rules, and regulations relating to the formation, administration, and performance of government contracts, which affect how we do business with our government clients and impose added costs on our business. Each government client has its own laws, rules, and regulations affecting its contracts. Among the more significant strictures affecting federal government contracts are:

•

the Federal Acquisition Regulation, and agency regulations analogous or supplemental to it, which comprehensively regulate the formation, administration, and performance of federal government contracts;

•	the Truth in Negotiations Act, which requires certification and disclosure of cost and pricing data in connection with some contract negotiations;

•

the Procurement Integrity Act, which, among other things, defines standards of conduct for those attempting to secure federal contracts, prohibits certain activities relating to federal procurements, and limits the employment activities of certain former federal employees;

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under cost-based federal contracts; and

•

laws, rules and regulations restricting (i) the use and dissemination of information classified for national security purposes, (ii) the exportation of specified products, technologies, and technical data, and (iii) the use and dissemination of sensitive but unclassified data.

The federal government and other governments with which we do business may in the future change their procurement practices and/or adopt new contracting laws, rules and/or regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. Any failure to comply with applicable strictures could subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts; forfeiture of profits; suspension of payments; fines and suspension or debarment from doing business with federal and even state and local government agencies and departments, any of which could substantially adversely affect our reputation, our revenue, our operating results, and the value of our stock. Failure to abide by laws applicable to our work for governments outside the United States could have similar effects on that portion of our business. Unless the content requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Unfavorable government audit results could force us to adjust previously reported operating results, could affect future operating results, and could subject us to a variety of penalties and sanctions.

The federal government and many states, including Louisiana, audit and review our contract performance, pricing practices, cost structure, financial responsibility, and compliance with applicable laws, regulations, and standards. Like most major government contractors, we have our business processes, financial information, and government contracts audited and reviewed on a continual basis by federal agencies, including the Defense Contract Audit Agency. Audits, including audits relating to companies we have acquired or may acquire or subcontractors we have hired or may hire, could raise issues that have significant adverse effects on our operating results. For example, audits could result in substantial adjustments to our previously reported operating results if costs that were originally reimbursed, or that we believed would be reimbursed, are subsequently disallowed. In addition, cash we have already collected may need to be refunded, past and future operating margins may be reduced, and we may need to adjust our practices, which could reduce profit on other past, current, and future contracts. Moreover, a government agency could withhold payments due us under a contract pending the outcome of any investigation with respect to a contract or our performance under it.

If a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal and even state and local government agencies and departments. We may also lose business if we are found not to be sufficiently financially responsible. In addition, we could suffer serious harm to our reputation if allegations of impropriety are made against us, whether or not true. Federal audits have been completed on our incurred contract costs only through 2004; audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all our government contracts.

If we are suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with federal or state agencies and departments is impaired, or if the federal or Louisiana government or other state governments otherwise cease doing business with us or significantly decrease the amount of business they do with us, our revenue and operating results would be materially harmed.

Our government contracts contain provisions that are unfavorable to us and permit our government clients to terminate our contracts partially or completely at any time prior to completion.

Our government contracts contain provisions not typically found in commercial contracts, including provisions that allow our clients to terminate or modify these contracts at the government’s convenience upon short notice. If a government client terminates one of our contracts for convenience, we may recover only our incurred and committed costs, settlement expenses, and any fee due on work completed prior to the termination, but not the cost for or lost fees on the terminated work. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we would have no right to seek lost fees or other damages. If a government client were to terminate, decline to exercise an option, or curtail further performance under one or more of our significant contracts, our revenue and operating results would be materially harmed.

Adoption of new procurement practices or contracting laws, rules, and regulations and changes in existing procurement practices or contracting laws, rules, and regulations could impair our ability to obtain new contracts and cause us to lose revenue and profit.

In the future, the federal government may change its procurement practices and/or adopt new contracting laws, rules, or regulations that could cause its agencies and departments to curtail the use of services firms or increase the use of companies with a “preferred status,” such as small businesses. For example, legislation restricting the procedure by which services are outsourced to federal contractors has been proposed in the past, and if such legislation were to be enacted, it would likely reduce the amount of services that could be outsourced by the federal government. Any such changes in procurement practices or new contracting laws, rules, or regulations could impair our ability to obtain new contracts and materially reduce our revenue and profit. Other government clients could enact changes to their procurement laws and regulations that could have similar adverse effects on us.

In addition, our business activities may be or may become subject to international, foreign, U.S., state, or local laws or regulatory requirements that may limit our strategic options and growth and may increase our expenses and reduce our profit, negatively affecting the value of our stock. We generally have no control over the effect of such laws or requirements on us and they could affect us more than they affect other companies.

RISKS RELATED TO OUR BUSINESS

We depend on contracts with federal agencies and departments for a substantial portion of our revenue and profit, and our business, revenue, and profit levels could be materially and adversely affected if our relationships with these agencies and departments deteriorate.

Contracts with federal agencies and departments accounted for approximately 72%, 49%, and 27% of our revenue for fiscal years 2005, 2006, and 2007, respectively. Revenue from contracts with clients in DoD, EPA, and DHS accounted for approximately 41% of our revenue for 2005. Revenue from contracts with clients in DoD, EPA, and HHS accounted for approximately 27% of our revenue for 2006. Revenue from contracts with clients in HHS, DoD, and EPA accounted for approximately 15% of our revenue for 2007. Particularly following the completion of The Road Home contract, we believe that federal contracts will continue to be a significant source of our revenue and profit for the foreseeable future.

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

Our increasing dependence on GSA Schedule and other IDIQ contracts creates the risk of increasing volatility in our revenue and profit levels.

We believe that one of the key elements of our success is our position as a prime contractor under GSA Schedule contracts and other IDIQ contracts. As these types of contracts have increased in importance over the last several years, we believe our position as a prime contractor has become increasingly important to our ability to sell our services to federal clients. However, these contracts require us to compete for each delivery order and task order rather than having a more predictable stream of activity and, therefore, revenue and profit, during the term of a contract. There can be no assurance that we will continue to obtain revenue from such contracts at these levels, or in any amount, in the future. To the extent that federal agencies and departments choose to employ GSA Schedule and other contracts encompassing activities for which we are not able to compete or provide services, we could lose business, which would negatively affect our revenue and profitability.

Our commercial business depends on the air transport and energy sectors of the global economy, both of which are highly cyclical and can lead to substantial variations in revenue and profit from period to period.

Our commercial business is heavily concentrated in the air transport and energy industries, which are highly cyclical. Our clients in these industries go through periods of high demand and high pricing followed by periods of low demand and low pricing. Their demand for our services has historically risen and fallen accordingly. We expect that demand for our services from air transport and energy industry clients will drop when either industry experiences a downturn. Factors that could lead to a downturn in the air transport industry include a decline in general economic conditions, acts of terrorism or war, changes in the worldwide geopolitical climate, increases in the cost of energy, the financial condition of major airlines or airports, changes in weather patterns, and government regulations affecting the air transport industry. Other factors, some of them unforeseeable, could also affect the demand for our services to this industry. Factors that could cause a downturn in the energy industry include a decline in general economic conditions, changes in political stability in the Middle East and other oil producing regions, and government regulations affecting the energy sector. There are other factors, unrelated to the price of or demand for energy, that have affected demand for our services or may affect it in the future, such as the fate of a major corporation in the energy industry.

We may not receive revenue corresponding to the full amount of our backlog, or may receive it later than we expect, which could materially and adversely affect our revenue and operating results.

We have included backlog data in this Annual Report on Form 10-K under “Item 1. Business—Contract Backlog.” The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based on factors such as the amount of revenue we have recently recognized on that contract, our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. In the case of contracts that may be renewed at the option of the client, we generally calculate backlog by assuming that the client will exercise all of its renewal options; however, the client may elect not to exercise its renewal options. In addition, federal contracts rely on congressional appropriation of funding, which is typically provided only partially at any point during the term of federal contracts, and all or some of the work to be performed under a contract may require future appropriations by Congress and the subsequent allocation of funding by the procuring agency to the contract. Our estimate of the portion of backlog that we expect to recognize as revenue in any future period is likely to be inaccurate because the receipt and timing of this revenue often depends on subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders and delivery orders, many of which are beyond our control. In addition, we may never receive revenue from some of the engagements that are included in our backlog, and this risk is greater with respect to unfunded backlog.

The actual receipt of revenue on engagements included in backlog may never occur or may change because a program schedule could change, the program could be canceled, the government agency or other client could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified, or terminated. We adjust our backlog periodically to reflect modifications to or renewals of existing contracts, awards of new contracts, or approvals of expenditures. In addition, the maximum contract value specified under a contract awarded to us does not necessarily indicate the revenue we will realize under that contract. We also derive revenue from IDIQ contracts, which typically do not require the government to purchase a specific amount of goods or services under the contract other than a small minimum quantity. If we fail to realize revenue corresponding to our backlog, our revenue and operating results for the then current fiscal period, as well as future reporting periods, could be materially adversely affected.

Because much of our work is performed under task orders, delivery orders, and short-term assignments, we are exposed to the risk of not having sufficient work for our staff, which can affect revenue and profit.

We perform some of our work under short-term contracts. Even under many of our longer-term contracts, we perform much of our work under individual task orders and delivery orders, many of which are awarded on a competitive basis. If we cannot obtain new work in a timely fashion, whether through new task orders or delivery orders, modifications to existing task orders or delivery orders, or otherwise, we may not be able to keep our staff profitably utilized. It is difficult to predict when such new work or modifications will be obtained. Moreover, we need to manage our staff carefully to ensure that those with appropriate qualifications are available when needed and that staff do not have excessive down-time when working on multiple projects, or as projects are beginning or nearing completion. There can be no assurance that we can profitably manage the utilization of our staff. In the short run, our costs are relatively fixed, so lack of staff utilization hurts revenue, profit, and operating results.

Loss of key members of our senior management team could impair our relationships with clients and disrupt the management of our business.

We believe that our success depends on the continued contributions of the members of our senior management team, particularly Sudhakar Kesavan, our Chief Executive Officer; John Wasson, our Chief Operating Officer; and Alan Stewart, our Chief Financial Officer. We rely on our senior management to generate business and manage and execute projects and programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with client personnel contribute to our ability to maintain good client relations and identify new business opportunities. We do not generally have agreements with members of our senior management team providing for a specific term of employment. The loss of any member of our senior management could impair our ability to identify and secure new contracts, maintain good client relations, and otherwise manage our business.

If we fail to attract and retain skilled employees, we will not be able to continue to win new work, staff engagements, and sustain our profit margins and revenue growth.

We must continue to hire significant numbers of highly qualified individuals who have technical skills and who work well with our clients. These employees are in great demand and are likely to remain a limited resource for the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, our ability to staff engagements and to maintain and grow our business could be limited. In such a case, we may be unable to win or perform contracts, and we could be required to engage larger numbers of subcontractor personnel, any of which could adversely affect our revenue, profit, operating results, and reputation. We could even default under one or more contracts for failure to perform properly in a timely fashion, which could expose us to additional liability and further harm our reputation and ability to compete for future contracts. In addition, some of our contracts contain provisions requiring us to commit to staff an engagement with personnel the client considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutes, or otherwise staff our work, the client may reduce the size and scope of our engagement under a contract or terminate it, and our revenue and operating results may suffer.

Growing through acquisitions is a key element of our business strategy, and we are constantly reviewing acquisition opportunities. These activities may involve significant costs, be disruptive, and not be successful. These activities will divert the attention of management from existing operations.

One of our strategies is to grow through selected acquisitions. We believe pursuing acquisitions actively is necessary for a public company of our size in our business, particularly given the risks associated with, and the limited life of, The

Road Home contract and the related revenue stream. As a result, at any given time we may be evaluating several acquisition opportunities. We may also have outstanding, at any time, one or more expressions of interest, agreements in principle, or letters of intent regarding potential acquisitions, which are subject to completion of due diligence and other significant conditions, as well as confidentiality agreements with potential acquisition targets. Our experience has been that potential acquisition targets demand confidentiality as a matter of course and allow relatively little due diligence before entering into a preliminary agreement in principle. We insist on including due diligence and other conditions in such preliminary agreements and engage in due diligence prior to executing definitive agreements regarding potential acquisitions. We find that potential acquisitions subject to preliminary agreements in principle often are not consummated, or are consummated on terms materially different than those to which parties initially agreed. Accordingly, our normal practice is not to disclose potential acquisitions until definitive agreements are executed and, in some cases, material conditions precedent are satisfied.

When we are able to identify an appropriate acquisition candidate, we may not be able to negotiate the price and other terms of the acquisition successfully or finance the acquisition on terms satisfactory to us. Our out-of-pocket expenses in identifying, researching, and negotiating potential acquisitions will likely be significant, even if we do not ultimately acquire identified businesses. In addition, negotiations of potential acquisitions and the integration of acquired business operations divert management attention away from day-to-day operations and may reduce staff utilization during a transition period.

When we undertake acquisitions, they may present integration challenges, fail to perform as expected, increase our liabilities, and reduce our earnings.

When we complete acquisitions, it may be difficult and costly to integrate the acquired businesses due to differences in the locations of personnel and facilities, differences in corporate cultures, disparate business models, or other reasons. If we are unable to integrate companies we acquire successfully, our revenue and operating results could suffer. In addition, we may not be successful in achieving the anticipated cost efficiencies and synergies from these acquisitions, including our strategy of offering our services to existing clients of acquired companies to increase our revenue and profit. In fact, our costs for managerial, operational, financial, and administrative systems may increase and be higher than anticipated. We may also experience attrition, including key employees of acquired and existing businesses, during and following integration of an acquired business into our Company. We could also lose business during any transition, whether related to this attrition or caused by other factors. This attrition and/or loss of business could adversely affect our future revenue and operating results and prevent us from achieving the anticipated benefits of the acquisition. Acquisitions of businesses or other material operations may require additional debt or equity financing or both, resulting in additional leverage or dilution of ownership, or both. Moreover, we may need to record write-downs from future impairments of identified intangible assets and goodwill, which would reduce our future reported earnings.

Businesses that we acquire may have greater-than-expected liabilities for which we become responsible.

Businesses we acquire may have liabilities or adverse operating issues, or both, that we fail to discover through due diligence or the extent of which we underestimate prior to the acquisition. For example, to the extent that any business we acquire or any prior owners, employees, or agents of any acquired businesses or properties (i) failed to comply with or otherwise violated applicable laws, rules, or regulations; (ii) failed to fulfill their obligations, contractual or otherwise, to applicable government authorities, their customers, suppliers, or others; or (iii) incurred environmental, tax, or other liabilities, we, as the successor owner, may be financially responsible for these violations and failures and may suffer harm to our reputation and otherwise be adversely affected. An acquired business may have problems with internal controls over financial reporting, which could be difficult for us to discover during our due diligence process and could in turn lead us to have significant deficiencies or material weaknesses in our own internal controls over financial reporting. These and any other costs, liabilities, and disruptions associated with any of our past acquisitions and any future acquisitions could harm our operating results.

We face intense competition from many firms that have greater resources than we do, which could result in price reductions, reduced profitability, and loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts and task orders. If we are unable to compete successfully for new business, our revenue and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Some of our principal competitors include Abt Associates Inc.; BearingPoint, Inc.; Booz Allen Hamilton, Inc.; CRA International, Inc.; L-3 Communications Corporation; Lockheed Martin Corporation; Navigant Consulting, Inc.; Northrop Grumman Corporation; PA Consulting Group; SAIC, Inc.; SRA International, Inc.; and Westat, Inc. We also have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Our competitors may be able to compete more effectively for contracts and offer lower prices to clients, causing us to lose contracts, as well as lowering our profit or even causing us to suffer losses on contracts that we do win. Some of our subcontractors are also competitors, and some of them may in the future secure positions as prime contractors, which could deprive us of work we might otherwise have won under such contracts. Our competitors also may be able to provide clients with different and greater capabilities and benefits than we can provide in areas such as technical qualifications, past performance on relevant contracts, geographic presence, ability to keep pace with the changing demands of clients, and the availability of key personnel. Our competitors also have established or may establish relationships among themselves or with third parties or may, through mergers and acquisitions, increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge. Our competitors may also be able to offer higher prices for attractive acquisition candidates, which could harm our strategy of growing through selected acquisitions. In addition, our competitors may engage in activities, whether proper or improper, to gain access to our proprietary information, encourage our employees to terminate their employment with us, interfere with our efforts to recruit staff, disparage our Company, and otherwise gain competitive advantages over us.

We derive significant revenue and profit from contracts awarded through a competitive bidding process, which can impose substantial costs on us, and we will lose revenue and profit if we fail to compete effectively.

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

•

the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding, and the risk that such protests or challenges could result in the requirement to resubmit bids, and in the termination, reduction, or modification of the awarded contracts; and

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

We may lose money on some contracts if we underestimate the resources we need to perform under them.

We provide services to clients primarily under three types of contracts: time-and-materials contracts; cost-based contracts; and fixed-price, contracts. In 2005, we derived approximately 42%, 34%, and 24% of our revenue from time-and-materials, cost-based, and fixed-price contracts, respectively. In 2006, the corresponding percentages were approximately 46%, 20% and 34%, respectively. For 2007, the corresponding percentages were approximately 55%, 9%, and 36%, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract, which would adversely affect our operating results.

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

•

Under fixed-price contracts, we perform specific tasks for a set price. Compared to cost-plus-fee contracts and time-and-materials contracts, fixed-price contracts involve greater financial risk because we bear the full impact of cost overruns.

Our operating margins and operating results may suffer if cost-based contracts increase in proportion to our total contract mix.

Our clients typically determine which type of contract will be awarded to us. In general, cost-based contracts are the least profitable of our contract types. To the extent that we enter into more or larger cost-based contracts in proportion to our total contract mix or our indirect rates change for any reason, our operating margins and operating results may suffer. We do not know how, if at all, our contract mix or our indirect rates will change in the future.

We have incurred substantial amounts of debt in the past and expect to incur additional debt, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities, and reduce the value of our stock.

As a result of our business activities and acquisitions, we have incurred substantial debt in the past. Although we reduced our borrowings with the proceeds of the IPO of our common stock in October 2006, and the results of our operations, we have incurred and expect to incur significant additional debt in the future in connection with our acquisition program. Such debt could increase the risks described herein and lead to other risks. The amount of our debt could have important consequences for our stockholders, such as:

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

Servicing our debt in the future may require a significant amount of cash. Our ability to repay or refinance our debt depends, among other things, on our successful financial and operating performance and the interest rates on our debt. Our financial and operational performance and the interest rates we pay in turn depend on a number of factors, many of which are beyond our control.

If our financial performance declines and we are unable to pay our debts, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring indebtedness, or selling additional stock, perhaps under unfavorable conditions. Any of these factors could adversely affect the value of our stock.

Our continued success depends on our ability to raise capital on commercially reasonable terms when, and in the amounts, needed. If additional financing is required, including refinancing existing debt, there can be no assurances that we will be able to obtain such additional financing on terms acceptable to us and at the times required, if at all. In that case, we may be required to raise additional equity by issuing additional stock, alter our business plan materially, curtail all or part of our business expansion plans, or be subject to the actions listed below in the event of default. Any of these results could have a significant adverse effect on the value of our stock.

A default under our debt could lead to a bankruptcy or other financial restructuring that would significantly adversely affect the value of our stock.

In the event of a default under our financing arrangements, the lenders could, among other things, (i) declare all amounts borrowed to be due and payable, together with accrued and unpaid interest; (ii) terminate their commitments to make further loans; and/or (iii) proceed against the collateral securing the obligations owed to them. Our senior debt is, and will continue to be, secured by substantially all of our assets. Defaults under additional indebtedness we incur in the future could have these and other effects. Any such default could have a significant adverse effect on the value of our stock.

A default under our debt could lead to the bankruptcy, insolvency, financial restructuring, or liquidation of our Company. In any such event, stockholders would be entitled to share ratably in our assets available for distribution only after payment in full to the holders of all of our debt and other liabilities. There can be no assurance that, in any such bankruptcy, insolvency, financial restructuring, or liquidation, stockholders would receive any distribution whatsoever.

Our existing and future debt will include covenants that restrict our activities and create the risk of defaults, which could impair the value of our stock.

Our financing arrangements contain and will continue to contain a number of significant covenants that, among other things, restrict our ability to dispose of assets; incur additional indebtedness; make capital expenditures; pay dividends; create liens on assets; enter into leases, investments, and acquisitions; engage in mergers and consolidations; engage in certain transactions with affiliates; and otherwise restrict corporate activities (including change of control and asset sale transactions). In addition, our financing arrangements require us to maintain specified financial ratios and comply with financial tests. At times in the past, we have not fulfilled these covenants, maintained these ratios, or complied with these financial tests specified in our financial arrangements. At other times, we have only marginally fulfilled these covenants, maintained these ratios, or complied with these financial tests. Failure to fulfill the requirements of debt covenants, if not cured through performance or an amendment of the financing arrangements, could have the consequences of a default described in the risk factor above. At the times when we only marginally fulfill the requirements of debt covenants, our day-to-day business decisions may be affected. For example, concern over satisfying debt restrictions and covenants might cause us to forego contract bidding or acquisition opportunities or otherwise cause us to focus on short-term rather than long-term results. There is no assurance that we will be able to fulfill our debt covenants, maintain these ratios, or comply with these financial tests in the future, nor is there any assurance that we will not be in default under our financial arrangements in the future.

Our international operations pose special and unusual risks to our profitability and operating results.

We currently have offices in London, Moscow, New Delhi, Rio de Janeiro, and Toronto. We also perform work in other foreign countries, some of which have a history of political instability or may expose our employees and subcontractors to physical danger, and we expect to continue to expand our international operations and offices. One element of our strategy to improve our competitiveness is to perform some of our work in countries with lower cost structures, such as India. There can be no assurance, however, that this strategy will be successful. Moreover, this particular element of our strategy could create problems for our ability to compete for U.S. federal, state, or local government contracts, to the extent that the client agencies prefer or mandate that work under their contracts be executed in the United States or by U.S. citizens. In addition, expansion into new geographic regions requires considerable management and financial resources, the expenditure of which may negatively impact our results, and we may never see any return on our investment. Moreover, we are required to comply with the U.S. Foreign Corrupt Practices Act, (“FCPA”), which generally prevents making payments to foreign officials in order to obtain or retain business. Some of our competitors may not be subject to FCPA restrictions. Our operations are subject to risks associated with operating in, and selling to and in, foreign countries, including, but not limited to, those listed elsewhere in this “Risk Factors” section and:

•	compliance with the laws, regulations, policies, legal standards, and enforcement mechanisms of the United States and the other countries in which we operate, which are sometimes inconsistent;

•	currency fluctuations and devaluations and limitations on the conversion of foreign currencies into U.S. dollars;

•	recessions, depressions, inflation, hyperinflation, price controls, strikes, and political and economic instability;

•	rapid changes in and high interest rates;

•	restrictions on the ability to repatriate profits to the United States or otherwise move funds;

•	potential personal injury to personnel who may be exposed to military conflicts and other hostile situations in foreign countries, including Afghanistan and Iraq;

•	civil disturbances, terrorist activities, acts of war, natural disasters, epidemics, pandemics, and other catastrophic events;

•	expropriation and nationalization of our assets or those of our subcontractors and other inabilities to protect our property rights;

•	difficulties in managing and staffing foreign operations, dealing with differing local business cultures and practices, and collecting accounts receivable;

•	longer sales cycles;

•	confiscatory taxes or other adverse tax consequences;

•	tariffs, duties, import and export controls, and other trade barriers; and

•

investment and other restrictions and requirements by United States and foreign governments, including activities that disrupt markets; restrict payments; or limit, change, or deprive us of the ability to enforce contracts or obtain and retain licenses and other rights necessary to conduct our business.

Any or all of these factors could, directly or indirectly, adversely affect our international and domestic operations and our overall revenue, profit, and operating results.

Systems and/or service failures could interrupt our operations, leading to reduced revenue and profit.

Any interruption in our operations or any systems failures, including, but not limited to: (i) inability of our staff to perform their work in a timely fashion, whether caused by limited access to, and/or closure of, our and/or our clients’ offices or otherwise; (ii) failure of network, software, and/or hardware systems; and (iii) other interruptions and failures, whether caused by us, third-party service providers, unauthorized intruders and/or hackers, computer viruses, natural disasters, power shortages, terrorist attacks, or otherwise, could cause loss of data and interruptions or delays in our business or that of our clients, or both. In addition, failure or disruption of mail, communications, and/or utilities could cause an interruption or suspension of our operations or otherwise harm our business.

If we fail to meet client expectations or otherwise fail to perform our contracts properly, the value of our stock could decrease.

We could lose revenue, profit, and clients, and be exposed to liability if we have disagreements with our clients or fail to meet their expectations. We create, implement, and maintain solutions that are often critical to our clients’ operations, and the needs of our clients are rapidly changing. Our ability to secure new work and hire and retain qualified staff depends heavily on our overall reputation, as well as the individual reputations of our staff members. Perceived poor performance on even a single contract could seriously impair our ability to secure new work and hire and retain qualified staff. In addition, we have experienced, and may experience in the future, some systems and service failures, schedule or delivery delays, and other problems in connection with our work.

Moreover, a failure by one or more of our subcontractors to perform satisfactorily the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by subcontractors and may have exposure as a result of problems caused by subcontractors. In addition, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required and could otherwise increase our costs.

If our work or the work of one or more of our subcontractors has significant defects or errors, fails to meet our clients’ expectations, or fails to keep up with clients’ ever-changing needs, we may, among other things:

•	lose future contract opportunities due to receipt of poor past performance evaluations from our customers;

•	be required to provide additional services to clients at no charge;

•	have contracts terminated and be liable to our customers for re-procurement costs and other damages;

•	suffer reduced profit and loss of revenue if clients postpone additional work or fail to exercise options or to award contracts;

•	receive negative publicity, which could damage our reputation and the reputation of our staff and diminish our ability to attract and retain clients and hire and retain qualified staff; and

•	incur substantial costs and suffer claims for substantial damages against us, regardless of our responsibility for the problem.

Any of these outcomes could have a material adverse effect upon our operations, our financial performance, and the value of our stock.

Our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for federal clients, which could cause us to lose business.

Some federal contracts require us to maintain facility security clearances and require some of our employees to maintain individual security clearances. The federal government has the right to grant and terminate such clearances. If our employees lose or are unable to obtain needed security clearances in a timely manner, or we lose or are unable to obtain a needed facility clearance, federal clients can limit our work under or terminate some contracts. To the extent we cannot obtain the required facility clearances or security clearances for our employees or we fail to obtain them on a timely basis, we may not derive our anticipated revenue and profit, which could harm our operating results. In addition, a security breach relating to any classified or sensitive but unclassified information entrusted to us could cause serious harm to our business, damage our reputation, and result in a loss of our facility or individual employee security clearances.

Our relations with other contractors are important to our business and, if disrupted, could cause us damage.

We derive a portion of our revenue from contracts under which we act as a subcontractor or from “teaming” arrangements in which we and other contractors jointly bid on particular contracts, projects, or programs. For 2005, our revenue as a subcontractor was approximately 14% of our total revenue. For 2006, our revenue as a subcontractor was approximately 11% of our revenue, and for 2007, this figure was approximately 6% of revenue. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, result in reduction of the amount of our work under or termination of that contract, and cause us not to obtain future work, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue and profit in the foreseeable future. Moreover, our revenue and operating results could be materially and adversely affected if any prime contractor or teammate does not pay our invoices in a timely fashion, chooses to offer products or services of the type that we provide, teams with other companies to provide such products or services, or otherwise reduces its reliance upon us for such products or services.

The diversity of the services we provide and the clients we serve may create actual, potential, and perceived conflicts of interest and conflicts of business that limit our growth and lead to liability for us.

Because we provide services to a wide array of both government and commercial clients, occasions arise where, due to actual, potential, or perceived conflicts of interest or business conflicts, we cannot perform work for which we are qualified. A number of our contracts contain limitations on the work we can perform for others, such as, for example, when we are assisting a government agency or department in developing regulations or enforcement strategies. Our internal procedure requires that, whenever a project we are pursuing may pose a conflict of interest, our Conflict of Interest Manager, or COI Manager, is notified prior to initiation of work. The COI Manager is then responsible for determining the extent of any possible conflict. As a result of these actions, we may determine that no actual or potential conflict is likely and pursuit of the project should proceed, the likelihood of actual or potential conflict is sufficiently great that we should not pursue the project at all, or there is an actual or potential conflict of interest that can be mitigated by an appropriately fashioned mitigation plan, which must then be created, approved by the client, and implemented. In addition, our managers work with each other to identify and resolve any potential conflicts of business. However, there can be no assurance that these processes will work properly. Actual, potential, and perceived conflicts limit the work we can do and, consequently, can limit our growth, adversely affect our operating results, and reduce the value of our Company. In addition, if we fail to address actual or potential conflicts properly, even if we simply fail to recognize a perceived conflict of interest, we may be in violation of our existing contracts, may otherwise incur liability, and lose future business for not preventing the conflict from arising, and our reputation may suffer. As we grow and further diversify our service offerings, client base, and geographic reach, actual, potential, and perceived conflicts will increase, further adversely affecting our operating results.

We sometimes incur costs before a contract is executed or appropriately modified. To the extent a suitable contract or modification is not subsequently signed or we are not paid for our work, our revenue and profit will be reduced.

When circumstances warrant, we sometimes incur expenses and perform work without a signed contract or appropriate modification to an existing contract to cover such expenses or work. When we do so, we are working “at-risk,” and there is a chance that the subsequent contract or modification will not ensue, or if it does, that it will not allow us to be paid for expenses already incurred, work already performed, or both. In such cases, we have generally been successful in obtaining the required contract or modification, but any failure to do so in the future could affect our operating results.

As we develop new services, new clients, and new practices, enter new lines of business, and focus more of our business on providing implementation and improvement services rather than advisory services, our risk of making costly mistakes increase.

We currently assist our clients both in advisory capacities and by helping them implement and improve the solutions to their problems. As part of our corporate strategy, we are attempting to sell more services relating to implementation and improvement, and we are regularly searching for ways to provide new services to clients. In addition, we plan to extend our services to new clients, into new lines of business, and into new geographic locations. As we change our focus toward implementation and improvement; attempt to develop new services, new clients, new practice areas, and new lines of business; open new offices; and do business in new geographic locations, those efforts could harm our results of operations and could be unsuccessful.

In addition, there can be no assurance that we will maintain our current revenue or profitability or achieve any growth at all, or that, if we grow our revenue, we will do so profitably. Competitive pressures may require us to lower our prices in order to win new work. In addition, growth and attempts to grow place substantial additional demands on our management and staff, as well as on our information, financial, administrative, and operational systems, demands that we may not be able to manage successfully. Growth may require increased recruiting efforts, opening new offices, increased business development, selling and marketing, and other actions that are expensive and entail increased risk. We may need to invest more in our people and systems, controls, policies, and procedures than we anticipate. Therefore, even if we do grow, the demands on our people and systems, controls, policies, and procedures may be sufficiently great that the quality of our work, our operating margins, and our operating results suffer.

Efforts involving a different focus, new services, new clients, new practice areas, new lines of business, new offices, and new geographic locations entail inherent risks associated with inexperience and competition from mature participants in those areas. Our inexperience may result in costly decisions that could harm our profit and operating results. In particular, implementation services often relate to development and implementation of critical infrastructure or operating systems that our clients view as “mission critical,” and if we fail to satisfy the needs of our clients in providing these services, our clients could incur significant costs and losses for which they could seek compensation from us.

Claims in excess of our insurance coverage could harm our business and financial results.

When entering into contracts with commercial clients, we attempt, where feasible and appropriate, to negotiate indemnification protection from our clients, as well as monetary limitation of liability for professional acts, errors, and omissions, but it is not always possible to do so. In addition, we cannot be sure that these contractual provisions will protect us from liability for damages if action is taken against us. Claims against us, both under our client contracts and otherwise, have arisen in the past, exist currently, and will arise in the future. These claims include actions by employees, clients, and third parties. Some of the work we do, for example, in the environmental area, is potentially hazardous to our employees, our clients, and third parties, and they may suffer damage because of our actions or inaction. We have various policies and programs in the environmental, health, and safety area, but they may not prevent harm to employees, clients, and third parties. Our insurance coverage may not be sufficient to cover all the claims against us, insurance may not continue to be available on commercially reasonable terms in sufficient amounts to cover such claims, or at all, and our insurers may disclaim coverage as to any or all such claims, and otherwise may be unwilling or unable to cover such claims. The successful assertion of any claim or combination of claims against us could seriously harm our business. Even if not successful, such claims could result in significant legal and other costs, harm our reputation, and be a distraction to management.

We depend on our intellectual property and our failure to protect it could enable competitors to market services and products with similar features, which may reduce demand for our services and products.

Our success depends in part upon our internally developed technology and models, proprietary processes, and other intellectual property that we utilize to provide our services and incorporate in our products. If we are unable to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Federal clients typically retain a perpetual, world-wide, royalty-free right to use the intellectual property we develop for them in any manner they deem appropriate, including providing it to our competitors in connection with their performance of federal contracts. When necessary, we seek authorization to re-use intellectual property developed for the federal government or to secure export authorization. Federal clients may grant contractors the right to commercialize software developed with federal funding, but they are not required to do so. In any event, if we were to use improperly intellectual property even partially funded by the federal government, the government could seek damages and royalties from us, sanction us, and prevent us from working on future federal contracts.

We may be unable to prevent unauthorized parties from copying or otherwise obtaining and using our technology and models. Policing unauthorized use of our technology and models is difficult, and we may not be able to prevent misappropriation, particularly in foreign countries where the laws, and enforcement of those laws, may not protect our intellectual property as fully as those in the United States. Others, including our employees, may compromise the trade secrets and other intellectual property that we own. Although we require our employees to execute non-disclosure and intellectual property assignment agreements, these agreements may not be legally or practically sufficient to protect our rights. Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, and determine the validity and scope of our proprietary rights and the proprietary rights of others. Any litigation could result in substantial costs and diversion of resources, with no assurance of success.

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

We may become subject to claims from our employees and third parties who assert that intellectual property we use in delivering services and business solutions to our clients infringe upon their intellectual property rights. Our employees develop much of the intellectual property that we use to provide our services and business solutions to our clients, but we also engage third parties to assist us and we license technology from other vendors. If our vendors, employees, or third parties assert claims that we or our clients are infringing on their intellectual property, we could incur substantial costs to defend those claims, even if we prevail. In addition, if any of these infringement claims are ultimately successful, we could be required to:

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

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in technology use by our clients is not as rapid as in the past.

Our success depends, partly, on our ability to develop and implement technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards, and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. In addition, the costs we incur in anticipation or response may be substantial and may be greater than we expect, and we may never recover these costs. Also, technologies developed by our competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our ability to obtain and successfully complete client engagements. Moreover, we use technology-enabled tools to differentiate us from our competitors and facilitate our service offerings that do not require the delivery of technology services or solutions. If we fail to keep these tools current and useful, our ability to sell and deliver our services could suffer, and so could our operating results.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in future business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of December 31, 2007, goodwill and purchased intangibles accounted for approximately $159.5 million and $17.7 million, or approximately 40.6% and 4.5%, respectively, of our total assets. We plan to continue acquiring businesses if and when opportunities arise, further increasing these amounts. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our balance sheet and book an impairment charge in our statement of operations.

We amortize intangible assets with estimable useful lives over their respective estimated useful lives to their estimated residual values, and review them for impairment. If, as a result of acquisitions or otherwise, the amount of intangible assets being amortized increases, so will our depreciation and amortization charges in future periods.

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

The stock market in general has been highly volatile, as has the market price of our common stock. The market price of our common stock is likely to continue to be volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed elsewhere in this “Risk Factors” section and others such as:

•	our operating performance and the performance of other similar companies and companies deemed to be similar;

•	actual or anticipated fluctuations in our operating results from quarter to quarter;

•	changes in estimates of our revenue, earnings, or operating results or recommendations by securities analysts;

•	revenue, earnings, or operating results that differ from securities analysts’ estimates;

•	publication of reports about us or our industry;

•	speculation in the press and investment community;

•	statements or actions by clients or government officials, even if they are not our clients;

•	commencement, completion, and termination of contracts, any of which can cause us to incur significant expenses without corresponding payments or revenue, during any particular quarter;

•	timing of significant costs and investments, such as bid and proposal costs or the costs involved in planning or making acquisitions;

•	variations in purchasing patterns under our contracts;

•	additions to and departures of staff;

•	our contract mix and the extent we use subcontractors and changes in either;

•	changes in our staff utilization rates, which can be caused by various factors outside our control, including inclement weather that prevents our staff from traveling to work sites;

•	any seasonality of our business;

•	strategic decisions by us or our competitors, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, and changes in business strategy;

•	the level and cost of our debt;

•	changes in presidential administrations and governmental officials;

•	changes or perceived changes in policy and budgetary measures that affect government contracts;

•	federal and state government and other clients’ spending, both generally and by our particular clients;

•	passage of legislation and other regulatory developments that adversely affect us or our industry;

•	unwillingness of certain parties to purchase our stock because of limitations on foreign ownership, control, or influence or for other reasons;

•	failure by Congress or other governmental authorities to approve budgets in a timely fashion;

•	changes or perceived changes in the professional services industry in general and the government services industry in particular;

•	changes in accounting principles and policies;

•	civil disturbances, terrorist activities, acts of war, epidemics, pandemics, “Acts of God,” and other catastrophic events;

•	general market conditions, including economic factors unrelated to our performance; and

•	military and other actions related to international conflicts, wars, or otherwise.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Our principal investor has significant influence over us, which could result in actions of which other stockholders do not approve.

Our principal stockholder, CM Equity Partners, L.P. and its affiliated partnership (“CMEP”), owns just under half of our outstanding common stock. As a result, CMEP has significant influence over the outcome of all matters on which our stockholders vote, including the election of directors, amendments to our certificate of incorporation and bylaws, and mergers and other business combinations. CMEP’s interests may not be aligned with the interests of our other investors. This concentration of ownership and voting power may also delay or prevent a change in control of our Company and could prevent stockholders from receiving a premium over the market price if a change in control is proposed.

Our principal investor and some members of our board of directors may have conflicts of interest that could hinder our ability to make acquisitions.

One of our principal growth strategies is to make selective acquisitions. CMEP sponsors private equity funds, some of which are focused on investments in, among other things, businesses in the federal services sector. Our directors Peter M. Schulte and Joel R. Jacks are principals of CMEP. In addition, Messrs. Schulte and Jacks, as well as our director Dr. Edward H. Bersoff, are directors of ATS Corporation (“ATS”), a federal information technology services provider that is growing by acquisition. Dr. Bersoff also serves as the President and Chief Executive Officer of ATS. We are not aware of any situation to date in which CMEP, ATS, and we have simultaneously pursued the same acquisition target. However, it is possible that CMEP, its related funds, or ATS could be interested in acquiring businesses that we would also be interested in acquiring, and that these relationships could hinder our ability to carry out our acquisition strategy. In the event this situation arises in the future, we plan to refer the matter to independent members of our board of directors who are neither members of management nor affiliated with either CMEP or ATS.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It also requires our independent registered public accounting firm to test our internal controls over financial reporting and report on their effectiveness each year. In addition, we are required under the Securities Exchange Act of 1934, as amended, to maintain disclosure controls and procedures and internal control over financial reporting, and it may cost us more than we expect to comply with these control- and procedure-related requirements.

We may in the future discover areas of our internal controls that need improvement, particularly with respect to businesses that we have recently acquired or may acquire in the future. The adequacy of our disclosure controls and procedures and internal control over financial reporting is challenged by the size, complexity, and acceleration of, as well as the number of subcontractors involved in, changes to, and scrutiny under The Road Home contract. We cannot be certain that any remedial measures we take, in response to challenges under The Road Home contract or otherwise, will ensure that we implement and maintain adequate internal controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal controls over financial reporting, or if our independent auditors are unable to provide us with an unqualified report regarding the effectiveness of our internal controls over financial reporting as required by Section 404, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the value of our common stock. Failure to comply with Section 404 could potentially subject us to sanctions or investigations by the SEC, the NASDAQ Global Select Market, or other regulatory authorities, which could also result in a decrease in the value of our common stock.

A substantial number of additional shares of our common stock have recently become eligible for sale and more will become eligible for sale in the future, which could cause our common stock price to decline significantly.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2007, options to purchase 833,561 shares of our common stock were exercisable and 83,320 shares represented by restricted stock awards were vested, and, after that date, other options will become exercisable and additional restricted stock awards and restricted stock units will vest. Shares issued upon the exercise of any of these stock options and at the vesting of these restricted stock awards and restricted stock units will generally be available for sale in the public market.

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

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws make it more difficult for a third party to acquire, or attempt to acquire, control of our Company, even if a change in control were considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change-in-control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. This issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

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

•

require our stockholders to comply with advance notice procedures to nominate candidates for election to our board of directors or to place stockholders’ proposals on the agenda for consideration at stockholder meetings; and,

•

require the approval of the holders of capital stock representing at least two-thirds of the Company’s voting power to amend our indemnification obligations, director classifications, stockholder proposal requirements, and director candidate nomination requirements set forth in our amended and restated certificate of incorporation and amended and restated bylaws.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals and delay or prevent a change-in-control transaction. They could also discourage others from making tender offers for our common stock. These provisions may also prevent changes in our management.

We indemnify our officers and members of the board of directors under certain circumstances. Such provisions may discourage stockholders from bringing a lawsuit against officers and directors for breaches of fiduciary duty and may also reduce the likelihood of derivative litigation against officers and directors even though such action, if successful, might otherwise have benefited you and other stockholders. In addition, your investment in our stock may be adversely affected to the extent that we pay the costs of settlement and damage awards against our officers or directors pursuant to such provisions.

If you invest in our common stock, you could experience substantial dilution.

From our IPO through December 31, 2007, the price of our common stock was substantially higher than the net tangible book value per share of our outstanding common stock. In addition, we have offered, and we expect to continue to offer, stock to our employees and directors. Such stock is likely to be offered to our employees and directors at prices below the then current market prices. Our employee stock purchase plan allows employees to purchase our stock at a discount to the market price. Options issued in the past have had per-share exercise prices below the recent price of our stock. As of December 31, 2007, there were 833,561 shares of common stock issuable upon exercise of outstanding stock options at a weighted average exercise price of $6.00 per share. Additional options may be granted to employees and directors in the future at per-share exercise prices below the then current market prices.

In addition, we may be required, or could elect, to seek additional equity financing in the future or to issue preferred or common stock to pay all or part of the purchase price for any businesses, products, technologies, intellectual property, and/or other assets or rights we may acquire, to pay for a reduction, change, and/or elimination of liabilities in the future, for general corporate purposes, or any other reason. If we issue new equity securities under these circumstances, our stockholders may experience additional dilution and the holders of any new equity securities may have rights, preferences, and privileges senior to those of the holders of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our offices and do not own any real estate. We have leased our corporate headquarters through October 2012 at 9300 Lee Highway in Fairfax, Virginia, in the Washington DC metropolitan area. As of December 31, 2007, we leased approximately 213,000 square feet of office space at this and an adjoining building. These buildings house a portion of our operations and substantially all of our corporate functions, including executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts.

As of December 31, 2007, we also leased approximately 287,000 square feet of office space in about 50 other locations throughout the United States and around the world, with various lease terms expiring over the next five years. As of December 31, 2007, approximately 36,000 square feet of the space we lease was subleased to other parties. We believe that our current office space, along with other office space we will be able to lease, will meet our needs for the next several years.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On September 28, 2006, our common stock commenced trading on The NASDAQ Global Select Market under the symbol “ICFI.” The high and low sales prices of our common stock for the quarter indicated are as follows:

	Sales Price Per Share (in dollars)
	High	Low
2007 Fourth Quarter	$34.36	$23.75
2007 Third Quarter	$29.09	$17.89
2007 Second Quarter	$24.50	$11.66
2007 First Quarter	$20.25	$13.25
2006 Fourth Quarter	$18.07	$11.66

Holders

As of March 1, 2008, there were 55 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

Dividends

We have neither declared nor paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business. Therefore, we do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from September 28, 2006 (the first day of trading in our common stock), through December 31, 2007, with the cumulative total return on (i) the NASDAQ Composite, (ii) the Russell 2000 stock index, and (iii) a peer group composed of other government and commercial service providers with whom we compete: SAIC, Inc.; SI International, Inc.; SRA International, Inc.; CRA International, Inc.; and Navigant Consulting, Inc. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF CUMULATIVE TOTAL RETURN *

Among ICF International, Inc., the NASDAQ Composite Index,

the Russell 2000 Index, and the Peer Group

	December 31, 2006	December 31, 2007
ICF International, Inc.	$118.53	$206.20
NASDAQ Composite	111.02	121.30
Russell 2000 Index	109.81	108.09
Peer Group	96.58	93.91

Recent Sales of Unregistered Securities

Since January 1, 2005, we have issued the following securities that were not registered under the Securities Act of 1933, as amended (“Securities Act”), as summarized below. No underwriters were involved in the following sales of securities.

(a) Issuances of Common Stock

(1)	Effective January 1, 2005, we issued 68,120 shares to certain stockholders of Synergy, Inc. as part of the consideration for our acquisition of Synergy, Inc.

(2)	On March 31, 2005, we issued an aggregate of 51,278 shares of our common stock to certain of our employees for aggregate consideration of $376,380.52.

(3)	On September 6, 2005, we issued 29,500 shares of our common stock to one of our employees for consideration of $216,530.

(4)	On September 30, 2005, we issued an aggregate of 11,812 shares of our common stock to certain of our employees and directors for aggregate consideration of $86,700.08.

(5)	On February 13, 2006, we issued 11,050 shares of our common stock to one of our employees for consideration of $100,002.50.

(6)	On March 31, 2006, we issued an aggregate of 33,100 shares of our common stock to certain of our employees for aggregate consideration of $299,555.

*	$100 invested on 9/28/06 in stock or on 8/31/06 in index-including reinvestment of dividends.

Fiscal year ending December 31.

(7)	On April 3, 2006, we issued 5,000 shares of our common stock to one of our employees for consideration of $45,250.

(8)	On July 14, 2006, we issued 21,877 shares of our common stock to one warrant holder in a cashless exercise for consideration of $0.01.

(9)	On September 28, 2006, we issued 30,904 shares of our common stock to one warrant holder in a cashless exercise for consideration of $0.02.

(10)	On January 3, 2007, we issued 1,820 shares of unregistered stock to three of our directors, in lieu of cash for director fee compensation, with an aggregate value of $26,481.

(11)	On April 2, 2007, we issued 1,261 shares of unregistered stock to three of our directors in lieu of cash for director fee compensation, with an aggregate value of $24,451.

(12)	On July 2, 2007, we issued 1,199 shares of unregistered stock to three of our directors in lieu of cash for director fee compensation, with an aggregate value of $24,472.

(13)	On October 1, 2007, we issued 981 shares of unregistered stock to three of our directors in lieu of cash for director fee compensation, with an aggregate value of $27,223.

Each of the sales described under “Issuances of Common Stock” above was made in reliance upon the exemption from the registration provisions of the Securities Act, set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering and the rules and regulations thereunder. The purchasers or recipients of securities in each case acquired the securities for investment only and not with a view to the distribution thereof. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business, or other relationships, to information about us.

(b) Stock Option Grants/Exercises and Grants of Restricted Stock

(1)	In January 2005, we issued to certain of our employees options to purchase 16,000 shares of our common stock at an exercise price of $7.34 per share.

(2)	On March 28, 2005, we issued to one of our employees options to purchase 1,500 shares of our common stock at an exercise price of $7.34 per share.

(3)	In July, August and September 2005, we issued to certain of our employees options to purchase an aggregate of 48,000 shares of our common stock at an exercise price of $7.34 per share.

(4)	On September 6, 2005, we issued 16,500 shares of restricted common stock to an employee, valued at $121,110.

(5)	On November 11, 2005, we issued an employee options to purchase 7,000 shares of our common stock at an exercise price of $7.34 per share.

(6)	On December 22, 2005, we issued to certain of our employees options to purchase 29,545 shares of our common stock at an exercise price of $9.05 per share.

(7)	In January 2006, we issued to certain of our employees options to purchase an aggregate of 15,000 shares of our common stock at an exercise price of $9.05 per share.

(8)	In April 2006, we issued to certain of our employees options to purchase an aggregate of 16,000 shares of our common stock at an exercise price of $9.05 per share.

(9)	On May 5, 2006, we issued to certain of our employees options to purchase an aggregate of 47,780 shares of our common stock at an exercise price of $9.05 per share.

(10)	Effective July 10, 2006, we issued 12,500 shares of restricted common stock to an employee, valued at $113,125.

(11)	On July 21, 2006, we issued 22,500 shares of our common stock to one of our former employees upon the exercise of stock options at exercise prices ranging from $5.00 to $9.05 per share.

Each of the sales described under “Stock Option Grants/Exercises and Grants of Restricted Stock” above was made in reliance upon the exemption from the registration provisions of the Securities Act, set forth in Rule 701 promulgated under the Securities Act, as the transactions were effected under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. Except with respect to the exercise of stock options by our former employee described in transaction (11) above, the recipients of these securities were our employees and directors and received the securities under the ICF Consulting Group, Inc. Management Stock Option Plan (“the 1999 Plan”) and no consideration other than the continued employment or service by the employee and director recipients was received by us in connection with any of these issuances of securities. With respect to transaction (11) above, the recipient of the securities was our employee at the time the options for the securities were issued and received such options under the 1999 Plan. Each of the recipients of securities in these transactions had adequate access, through employment, business, or other relationships, to information about us.

Purchases of Equity Securities by Issuer

On September 27, 2007, 14,969 shares of our common stock were repurchased for $414,641 in exchange for the payment of withholding taxes due upon the vesting of restricted stock. There were no repurchases in the fourth quarter ended December 31, 2007.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected consolidated financial and other data should be read in conjunction with our financial statements and the related notes, and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K. The statement of operations and consolidated balance sheet data for each of the fiscal years in the five-year period ended December 31, 2007, are qualified by reference to our audited financial statements included in this Annual Report on Form 10-K. The selected financial data for the last six months of 2006 and all of 2007 reflect our accelerated performance of The Road Home contract. These data do not reflect the effects of our recent acquisition of Jones & Stokes, and recent amendments to our credit facility, which were made, in part, to facilitate further acquisitions. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” included elsewhere in this Annual Report on Form 10-K.

The selected financial data reflect our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) on January 1, 2006, and our acquisition of Synergy in January 2005 and Caliber in October 2005, our acquisition of APCG and EEA in January 2007, our acquisition of Z-Tech in June 2007, our acquisition of SH&E in December 2007, and our divestiture of ICF Energy Solutions, Inc. (“ESI”) in April 2004.

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Statement of Earnings Data:
Revenue	$727,120	$331,279	$177,218	$139,488	$145,803
Direct costs	532,153	217,747	106,078	83,638	91,022
Operating expenses:
Indirect and selling expenses	118,128	87,056 (1)	60,039 (2)	46,097	45,335
Depreciation and amortization	6,316	3,536	5,541	3,155	3,000

Earnings from continuing operations	70,523	22,940	5,560	6,598	6,446
Other (expense) income:
Interest expense	(1,944)	(3,509)	(3,162)	(1,378)	(3,148)
Other	519	646	1,489	79	86

Total other (expense) income	(1,425)	(2,863)	(1,673)	(1,299)	(3,062)

Income from continuing operations before income taxes	69,098	20,077	3,887	5,299	3,384
Income tax expense	28,542	8,210	1,865	2,466	1,320

Income from continuing operations	40,556	11,867	2,022	2,833	2,064
Discontinued operations
(Loss) Income from discontinued operations, net	—	—	—	(196)	308
Gain from disposal of subsidiary, net	—	—	—	380	—

Income from discontinued operations	—	—	—	184	308
Net income	$40,556	$11,867	$2,022	$3,017	$2,372

Earnings from continuing operations per share:
Basic	$2.87	$1.15	$0.22	$0.31	$0.23
Diluted	$2.72	$1.10	$0.21	$0.30	$0.23
Earnings per share:

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)
Basic	$2.87	$1.15	$0.22	$0.33	$0.26
Diluted	$2.72	$1.10	$0.21	$0.32	$0.26
Weighted-average shares:
Basic	14,152	10,321	9,185	9,080	9,088
Diluted	14,896	10,796	9,737	9,398	9,210

	Year Ended December 31,
	2007	2006		2005		2004	2003
	(Unaudited)
	(In thousands)
Other Operating Data:
EBITDA from continuing operations(3)	76,839	26,476		11,101		9,753	9,446
Non-cash compensation charge included in EBITDA from continuing operations	3,680	1,069	(1)	2,138	(2)	—	—
Initial lease abandonment charge included in EBITDA from continuing operations	—	4,309	(1)	—		—	—
Non-recurring bonus charge related to IPO included in EBITDA from continuing operations	—	2,700	(1)	—		—	—

	2007	2006		2005		2004	2003
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$2,733	$2,997		$499		$797	$1,643
Net working capital	37,470	22,351		18,141		5,502	6,085
Total assets	393,025	215,827		151,124		94,057	101,842
Current portion of long-term debt	—	—		6,767		4,235	4,235

Long-term debt, net of current portion	47,079	—		54,205		16,844	20,313

Total stockholders’ equity	164,791	113,947		52,903		47,861	45,276

(footnotes on following page)

(1)

Indirect and selling expenses for the year ended December 31, 2006, included a second quarter pre-tax charge of approximately $4.3 million resulting from the abandonment of our San Francisco, California leased facility and abandonment of a portion of our Lexington, Massachusetts leased facility; an approximately $2.7 million bonus payment related to the IPO of our common stock; and a non-cash compensation charge of approximately $1.1 million. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Operating Expenses—Indirect and Selling Expenses.”

(2)

Indirect and selling expenses for the year ended December 31, 2005, included a non-cash compensation charge of approximately $2.1 million in December 2005 resulting from the acceleration of the vesting of all then-outstanding stock options. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Year ended December 31, 2006, compared to year ended December 31, 2005.”

(3)

EBITDA from continuing operations, a measure used by us to evaluate performance, is defined as net income (loss) plus (less) loss (income) from discontinued operations, less gain from sale of discontinued operations, less other income, plus other expenses, net interest expense, income tax expense, and depreciation and amortization. We believe EBITDA from continuing operations is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in evaluating companies in our industry. EBITDA from continuing operations is not a recognized term under generally accepted accounting principles and does not purport to be an alternative to net income as a measure of operating performance or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA from continuing operations may not be comparable to other similarly titled measures used by other companies. EBITDA from continuing operations is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments, capital expenditures, and debt service. Our credit agreement includes covenants based on EBITDA from continuing operations, subject to certain adjustments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” A reconciliation of net income (loss) to EBITDA from continuing operations follows:

	Year ended December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Net income	$40,556	$11,867	$2,022	$3,017	$2,372
Loss (income) from discontinued operations	—	—	—	196	(308)
Gain from sale of discontinued operations	—	—	—	(380)	—
Other (income)	(519)	(646)	(1,489)	(79)	(86)
Interest expense	1,944	3,509	3,162	1,378	3,148
Income tax expense	28,542	8,210	1,865	2,466	1,320
Depreciation and amortization	6,316	3,536	5,541	3,155	3,000
EBITDA from continuing operations	$76,839	$26,476	$11,101	$9,753	$9,446

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

OVERVIEW

We provide management, technology, and policy consulting and implementation services primarily to government clients, as well as to commercial and international clients. We help our clients conceive, develop, implement, and improve solutions that address complex economic, social, and national security issues. Our services primarily address four key markets: energy and climate change; environment and infrastructure; health, human services, and social programs; and homeland security and defense. Increased government involvement in virtually all aspects of our lives has created opportunities for us to resolve issues at the intersection of the public and private sectors. We believe that demand for our services will continue as government, industry, and other stakeholders seek to understand and respond to geopolitical and demographic changes, budgetary constraints, heightened environmental and social concerns, rapid technological changes, and increasing globalization.

Our federal, state, and local government; commercial; and international clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including HHS, DoD, EPA, DHS, DOT, DOJ, HUD, and DOE. Federal clients generated approximately 27% of our revenue in 2007. State and local government clients generated approximately 65% of our revenue in 2007. Revenue generated from our state and local government clients increased in 2007, primarily due to our increased volume under The Road Home contract with the State of Louisiana. We also serve commercial and international clients, primarily in the air transportation and energy sectors. Our commercial and international clients generated approximately 8% of our revenue in 2007. We have successfully worked with many of these clients for decades, providing us a unique and knowledgeable perspective on their needs.

We report operating results and financial data as a single segment based on the information used by our chief operating decision makers in evaluating the performance of our business and allocating resources. Our single segment represents our core business — professional services for government and commercial clients. Although we describe our multiple service offerings to four markets to provide a better understanding of our business, we do not manage our business or allocate our resources based on those service offerings or markets.

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

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. If any of these estimates or judgments proves to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe that the estimates, assumptions, and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and therefore consider them to be critical accounting policies.

Revenue recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. We enter into contracts that are either time-and-materials contracts, cost-based contracts, or fixed-price contracts.

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

Fixed-Price Contracts. Revenue for fixed-price contracts is recognized when earned, generally as work is performed in accordance with the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 104, Revenue Recognition. Services performed vary from contract to contract and are generally not uniformly performed over the term of the arrangement. Revenues on certain fixed-price contracts are recorded as specific deliverables or performance milestones are completed. Revenue on certain fixed-price contracts is recorded each period based on performance to date. Performance is measured based on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Clients are obligated to pay as services are performed, and in the event that a client cancels the contract, payment for services performed through the date of cancellation is negotiated with the client. Revenue on certain fixed-price contracts is recognized ratably over the period benefited. Revenue on certain other fixed-price contracts is recorded as units are delivered to the customer based upon the contract-defined unit price.

Revenue recognition requires us to use judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, estimating revenue and cost at completion can be complicated and is subject to many variables. Contract costs include labor, subcontracting costs, and other direct costs, as well as allocation of allowable indirect costs. We must also make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages, prices for subcontractors, and other direct costs. From time to time, facts develop that require us to revise our estimated total costs and revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. Provision for the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. As a result, operating results could be affected by revisions to prior accounting estimates.

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

We have elected to perform the annual goodwill impairment review as of September 30 of each year during the fourth quarter. Based upon management’s review, including a valuation report issued by an independent valuation firm, we determined that no goodwill impairment charge was required for 2006 or 2007.

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

New accounting standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies SFAS No. 109 and prescribes a recognition threshold and measurement process for recording in financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. In our initial application, FIN 48 was applied to all tax positions for which the statute of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at adoption date will be recognized or continue to be recognized. The accounting provisions of FIN 48 were effective for us beginning January 1, 2007. The cumulative effect of adopting FIN 48, as discussed further in Note I, was recorded in retained earnings and other accounts as applicable.

In September 2006, the FASB issued FASB Statement No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 proscribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS No. 157 will be effective for us beginning January 1, 2008. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial position, results of operations, or cash flows.

On February 15, 2007, the FASB issued FASB Statement No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 provides for the option to recognize most financial assets and liabilities and certain other items at fair value. SFAS No. 159 requires each company to provide additional information that will help investors and other users of financial statements more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 is effective for us beginning January 1, 2008. We are evaluating the statement to determine its effect, if any, on our future financial statements and related disclosures.

In December 2007, the FASB issued FASB Statement No. 141(R) (“SFAS No. 141(R)”), Business Combinations. SFAS No. 141R amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for us beginning January 1, 2009, and will be applied prospectively. At this time, we cannot determine its effect, if any, on our future financial statements and related disclosures.

In December 2007, the FASB issued FASB Statement No. 160 (“SFAS No. 160”), Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51. SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires that, once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to identify and distinguish clearly between the interests of the parent and those interests of the noncontrolling owners. SFAS No. 160 is effective for us beginning January 1, 2009, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. As we have no existing minority interests, we cannot determine its effect, if any, on our future financial statements and related disclosures.

REVENUE

We earn revenue from services that we provide to government and commercial clients in four key markets:

•	energy and climate change;

•	environment and infrastructure;

•	health, human services, and social programs; and

•	homeland security and defense.

The following table shows the approximate percentage of our revenue from each of our four markets for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market.

	Year ended December 31,
	2007	2006	2005
Energy and climate change	8%	12%	20%
Environment and infrastructure	9%	17%	35%
Health, human services, and social programs	75%	53%	17%
Homeland security and defense	8%	18%	28%

Total	100%	100%	100%

The proportions of revenue from each market identified in the above table changed significantly from 2006 to 2007 primarily due to growth associated with The Road Home contract, which is classified under Health, Human Services, and Social Programs. The proportion of revenue from each market changed significantly from 2005 to 2006 primarily due to the start of The Road Home contract and the acquisition of Caliber, which provided additional revenue primarily in the health, human services, and social programs market. See “—Acquisitions” below for a discussion of our 2005 acquisitions. The revenue from The Road Home contract may be adversely affected in future periods for a variety of reasons, including, but not limited to, changes in the level of effort, reductions in hourly rates and unit prices, and any penalties resulting from our failure to achieve future performance measures established under the contract. See “Risk Factors—Risks Related to The Road Home Contract.”

Our primary clients are the State of Louisiana and agencies and departments of the U.S. federal government. The following table shows the approximate percentage of our revenue for each type of client for the periods indicated.

	Year ended December 31,
	2007	2006	2005
U.S. federal government	27%	49%	72%
U.S. state and local government	65%	40%	9%
Domestic commercial	6%	7%	14%
International	2%	4%	5%

Total	100%	100%	100%

Revenue generated from our state and local government clients increased significantly from 2006 to 2007, and from 2005 to 2006, due primarily to our work in connection with The Road Home contract with the State of Louisiana.

Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us strong client relationships. In 2007, 2006, and 2005, approximately 94%, 89%, and 86%, of our revenue, respectively, was from prime contracts.

Contract mix

We had more than 1,500 active contracts throughout 2007. Our contracts with clients include time-and-materials contracts, cost-based contracts (including cost-based fixed fee, cost-based award fee, and cost-based incentive fee, as well as grants and cooperative agreements), and fixed-price contracts. Our contract mix varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Year ended December 31,
	2007	2006	2005
Time-and-materials	55%	46%	42%
Fixed-price	36%	34%	24%
Cost-based	9%	20%	34%

Total	100%	100%	100%

Time-and-materials contracts. Under time-and-materials contracts, we are paid for labor at fixed hourly rates and generally reimbursed separately for allowable materials, other direct costs, and out-of-pocket expenses. Our actual labor costs may vary from the expected costs that formed the basis for our negotiated hourly rates if we need to hire additional employees at higher wages, increase the compensation paid to existing employees, or are able to hire employees at lower-than-expected rates. Our non-labor costs, such as fringe benefits, overhead, and general and administrative costs, also may be higher or lower than we anticipated. To the extent that our actual labor and non-labor costs under a time-and-materials contract vary significantly from the negotiated hourly rates, we can generate more or less than the targeted amount of profit or, perhaps, a loss.

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

Cost-based contracts. Under cost-based contracts, we are paid based on the allowable costs we incur and usually receive a fee. All of our cost-based contracts reimburse us for our direct labor and fringe-benefit costs that are allowable under the contract, but many limit the amount of overhead and general and administrative costs we can recover, which may be less than our actual overhead and general and administrative costs. In addition, our fees are constrained by fee ceilings, and in certain cases, such as with grants and cooperative agreements, we may receive no fee. Because of these limitations, our cost-based contracts, on average, are our least profitable type of contract and we may generate less than the expected return. Cost-based fixed fee contracts specify the fee to be paid. Cost-based incentive fee and cost-based award fee contracts provide for increases or decreases in the contract fee, within specified limits, based on actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance.

DIRECT COSTS

Direct costs consist primarily of costs incurred to provide services to clients, the most significant of which are subcontractors and employee salaries and wages, plus associated fringe benefits, relating to specific client engagements. Direct costs also include the costs of third-party materials and any other related direct costs, such as travel expenses.

Direct costs associated with direct labor and subcontractors increased significantly in 2007, due primarily to our work in connection with The Road Home contract.

We generally expect the ratio of direct costs as a percentage of revenue to decline when our own labor increases relative to subcontracted labor or outside consultants. Conversely, as subcontracted labor or outside consultants for clients increase relative to our own labor, we expect the ratio to increase.

Changes in the mix of services and other direct costs provided under our contracts can result in variability in our direct costs as a percentage of revenue. For example, when we perform work in the area of implementation, we expect that more of our services will be performed in client-provided facilities and/or with dedicated staff. Such work generally has a higher proportion of direct costs than much of our current advisory work, but we anticipate that higher utilization of such staff will decrease indirect expenses. In addition, to the extent we are successful in winning larger contracts, our own labor services component could decrease because larger contracts typically are broader in scope and require more diverse capabilities, potentially resulting in more subcontracted labor, more other direct costs, and lower margins. Although these factors could lead to a higher ratio of direct costs as a percentage of revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and have a favorable return on invested capital.

OPERATING EXPENSES

Our operating expenses consist of indirect and selling expenses, including non-cash compensation and depreciation and amortization.

Indirect and selling expenses

Indirect and selling expenses include our management, facilities, and infrastructure costs for all employees, as well as salaries and wages, plus associated fringe benefits, not directly related to client engagements. Among the functions covered by these expenses are marketing, business and corporate development, bids and proposals, facilities, information technology and systems, contracts administration, accounting, treasury, human resources, legal, corporate governance, and executive and senior management. We include all our cash incentive compensation in this item, as well as non-cash compensation such as stock-based compensation provided to employees whose compensation and other benefit costs are included in both direct costs and indirect and selling expenses. See “Note J—Accounting for Stock-Based Compensation” of our “Notes to Consolidated Financial Statements” appearing in this Annual Report on Form 10-K for a discussion of how we treat such compensation in our financial statements. In 2005, this stock-based compensation was comprised of a one-time non-cash compensation charge of approximately $2.1 million resulting from the acceleration of the vesting of all then outstanding stock options in December.

We try to utilize our office space as efficiently as possible, and therefore attempt to sublease or otherwise dispose of space we do not anticipate needing in the near-term, but there can be no assurance that we will be able to do so in a timely manner, on commercially reasonable terms, or at all. For example, on April 14, 2006, we decided to abandon, effective June 30, 2006, our San Francisco, California, leased facility and relocate our staff there to other space. Our San Francisco lease obligation expires in July 2010 and covers approximately 12,000 square feet at an annual rate of $79 per square foot, plus operating expenses. Management believed, based on consultation with its leasing consultants, that the then current market for similar space was substantially below this cost. We also abandoned a smaller space in Lexington, Massachusetts, that we had been unable to sublease. We recognized a pre-tax charge to earnings in the second quarter of 2006 of approximately $4.3 million as a result of these actions.

Non-cash compensation

Stock Incentive Plans. On June 25, 1999, we adopted the ICF Consulting Group, Inc. Management Stock Option Plan (“the 1999 Plan”). The 1999 Plan provides for granting straight and incentive awards to employees to purchase shares of our common stock. Originally, we reserved a total of 1,334,027 shares of common stock for issuance under the 1999 Plan. In May 2002, we amended the 1999 Plan to reserve an additional 238,313 shares for issuance. The exercise price for straight awards granted under the 1999 Plan was not to be less than $5.00 per share. The option price for incentive awards granted under the 1999 Plan was determined by the Compensation Distribution Committee of the Board of Directors based on the fair market value of our common stock on the date of grant. Effective September 28, 2006 awards ceased under the 1999 Plan, and it will expire in June 2009. A total of 5,658 shares remain ungranted under the Plan.

Effective with our IPO in September 2006, we adopted a new long-term equity incentive plan (“the 2006 Plan”). The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other incentive awards, including restricted stock units. Under the 2006 Plan, we may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of our fiscal years beginning in 2007 equal to the lesser of 3% of the number of outstanding shares of common stock or an amount determined by the Board of Directors. Under this “evergreen provision,” 416,241 additional shares were made available under the plan on January 1, 2007, and thereafter registered. On March 10, 2008, the Board of Directors approved 1.5% increase to the number of outstanding shares of common stock under the “evergreen provision,” and the Company intends to register such additional shares under the plan in the near future. Persons eligible to participate in the 2006 Plan include all our officers and key employees, as determined by the Compensation Committee of the Board of Directors, and all non-employee directors. Our policy is to issue shares upon option exercise, restricted stock grant, or restricted stock unit conversion either from our treasury, if available, or otherwise from the issuance of new shares. We do not expect to repurchase shares in the following annual period to satisfy award grants, however, the 2006 Plan does permit employees to sell shares back to the Company in settlement of individual tax liability as their awards vest.

Prior to January 1, 2006, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we accounted for our stock-based compensation plan using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

On December 26, 2005, the Board of Directors approved resolutions to accelerate the vesting of all outstanding unvested options previously awarded to employees and officers, effective December 30, 2005. Options to purchase 774,450 shares of stock with exercise prices ranging from $5.00 to $9.05 were accelerated. Most of these options were performance-based and subject to variable plan accounting under APB Opinion No. 25. Because performance objectives were not met, a measurement date had yet to be established for such options. The option agreements also provided for full vesting upon a “change of control” event. Such an event would have triggered a measurement date under APB Opinion No. 25 and the recording of compensation expense. The acceleration of the vesting of these options resulted in non-cash stock compensation expense of approximately $2.1 million in the last quarter of the year ended December 31, 2005, using the intrinsic value method.

Implementation of FASB SFAS No. 123(R). Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the prospective method. Under this method, compensation expense for all awards granted after the date of adoption and modifications of any previously granted awards outstanding at the date of adoption is measured at fair value and included in operating expenses over the service period. We recorded compensation expense of approximately $3.7 million and $1.1 million during the years ended December 31, 2007, and 2006, respectively, as the result of the adoption of SFAS 123(R).

In accordance with SFAS No. 123(R), for the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled approximately $3.0 million and $0.2 million for the years ended December 31, 2007, and 7 2006, respectively.

In adopting SFAS No. 123(R), companies must choose among alternative valuation models and amortization assumptions. We have elected to use the Black-Scholes-Merton option pricing model to value any options granted and amortize compensation expense relating to share-based payments on a straight-line basis over the requisite service period. We will reconsider the use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that prevent their value from being reasonably estimated using this model.

Overall Impact of Stock Incentive Plans. Total compensation expense relating to stock-based compensation amounted to approximately $3.7 million, $1.1 million, and $2.1 million, for the years ended December 31, 2007, 2006, and 2005, respectively. As of December 31, 2007, the total unrecognized compensation expense related to non-vested stock awards totaled approximately $16.1 million. Such expense is expected to be recognized over a weighted-average period of 1.94 years.

Depreciation and amortization

Depreciation and amortization includes depreciation of computers, furniture, and other equipment; the amortization of the costs of software we use internally; leasehold improvements; and amortization of other intangible assets arising from acquisitions.

INCOME TAX EXPENSE

Our effective tax rate of approximately 41.3% including state and foreign taxes net of federal benefit for the year ended December 31, 2007, was higher than the statutory tax rate for the year primarily due to permanent tax differences related to expenses not deductible for tax purposes, income tax credits, and valuation allowances for tax losses from certain foreign subsidiaries.

ACQUISITIONS

A key element of our growth strategy is to pursue acquisitions. In 2005, we acquired Synergy and Caliber. In 2007, we completed the acquisitions of EEA, APCG, Z-Tech, and SH&E. Subsequent to the end of the period covered by this Annual Report on Form 10-K, we completed the acquisition of Jones & Stokes.

Synergy. Effective January 1, 2005, we acquired all the outstanding common stock of Synergy, which provides strategic consulting, planning, analysis, and technology solutions in the areas of logistics, defense operations, and command and control, primarily to the U.S. Air Force. We undertook the acquisition to enhance our presence in the areas of homeland security, national defense, government technology, and program management. The aggregate purchase price was approximately $19.5 million, including $18.4 million of cash, common stock valued at $0.5 million, and $0.6 million of transaction expenses. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $15.5 million, of which we allocated approximately $14.6 million to goodwill and $0.9 million to customer-related intangible assets. Synergy’s results are included in our statements of operations beginning January 1, 2005.

Caliber. Effective October 1, 2005, we acquired all the outstanding common stock of Caliber from its employee stock ownership plan. Caliber provides professional services in the areas of human services programs and policies. We undertook the acquisition to enhance our presence in the areas of child and family studies, information technology, and human services. The aggregate initial purchase price was approximately $20.7 million, including $19.4 million of cash and $1.3 million of transaction expenses. In addition to the initial consideration, the purchase agreement provides for additional contingent payments in cash up to an additional $3.5 million, of which we have paid approximately $1.2 million and will pay an additional $1.5 million based on Caliber’s performance to date. The $1.5 million unpaid amount is shown on our balance sheet as restricted cash. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $20.4 million, of which we allocated approximately $16.5 million to goodwill and $3.9 million to intangible assets. Caliber’s results are included in our statements of operations beginning October 1, 2005.

EEA. Effective January 2007, we acquired all the outstanding common stock of EEA, which specializes in energy market analyses, modeling, transportation and energy technology, and environmental advisory services. EEA also provides strategic planning and regulatory support to all segments of the natural gas industry. We undertook the acquisition to increase our service offerings to the natural gas industry and to combine modeling frameworks of ICF and EEA in the electricity and gas sectors to create a unique platform for integrated energy analyses. Such analyses are becoming more important because of the increased use of natural gas and liquefied natural gas (“LNG”) as fuels to generate electric power, and the increased interest in analyzing the impacts of evolving GHG regulations at the state, provincial, and federal levels in North America.

APCG. Effective January 2007, we acquired all the outstanding common stock of APCG, which specializes in helping federal organizations develop and implement strategy, improve enterprise performance, manage change, support employee growth, and communicate effectively. We undertook the acquisition to enhance our capabilities in human capital and strategic communications consulting and to complement our work with DHS, DoD, and key civilian agencies

Z-Tech. Effective June 28, 2007, we acquired all the outstanding common stock of Z-Tech, which provides software engineering, Web design and development, and scientific computing services for federal health agencies. Z-Tech primarily provides services to the five main agencies of HHS, including the National Institutes of Health, Centers for Disease Control and Prevention, U.S. Food and Drug Administration, Substance Abuse and Mental Health Services Administration, and Centers for Medicare and Medicaid Services. We undertook the acquisition to become a leader in the high-growth market of health information technology and gain a stronger presence in the federal health care market by combining Z-Tech’s technology and program support expertise with our established presence in health communications, policy, and clearinghouses.

The initial purchase price of Z-Tech was approximately $27.6 million, including $27.3 million in cash and $0.3 million in transaction expenses. In addition to the initial consideration, the purchase agreement provides for additional cash payments of up to $8.0 million if certain performance criteria are met. If the performance criteria are met, the additional cash payments will be recorded as goodwill. As of December 31, 2007, the Company recorded approximately $5.1 million to goodwill to account for the estimated additional purchase price. The final determination of the additional purchase price will not be made until late 2008. The Company has engaged an independent valuation firm to assist management in allocating the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $33.9 million. The Company has allocated approximately $24.9 million to goodwill and $9.0 million to other intangible assets. The results of operations for Z-Tech are included in the Company’s statement of operations after June 30, 2007.

SH&E. Effective December 3, 2007, we acquired all the outstanding common stock of SH&E. One of the world’s largest consulting firms dedicated to aviation transportation, SH&E provides strategy, policy, regulatory, financial, and technical consulting services to airlines, airports, and other public and private industry stakeholders. We undertook the acquisition to enhance our transportation service offerings, which had been concentrated primarily on surface transportation, with federal, state, and industry clients; to enhance our position in key federal markets such as the Federal Aviation Administration and Transportation Security Administration; and to combine our climate change expertise with SH&E’s strong aviation presence to be a leader in the expanding air transport and climate change market.

The aggregate purchase price of SH&E was approximately $51.9 million, including $51.4 million of cash and $0.5 million of transaction expenses. The Company has engaged an independent valuation firm to assist management in allocating the purchase price to goodwill and to other acquired intangible assets, but this allocation has not yet been finalized. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $48.8 million. The Company has preliminarily allocated approximately $42.2 million to goodwill and $6.6 million to other intangible assets. The results of operations for SH&E are included in the Company’s statement of operations since December 3, 2007.

Jones & Stokes. Effective February 13, 2008, we acquired all of the outstanding common stock of Jones & Stokes. Jones & Stokes provides integrated planning and resource management services, specializing in the transportation, energy, water, and natural resource management sectors. Jones & Stokes supports a broad mix of federal, commercial, state, and local government clients on projects to plan and implement required infrastructure improvements and mandated government programs. We undertook the acquisition to expand ICF’s environmental and large project implementation capabilities across such strategic growth areas as transportation and infrastructure, energy, climate change, and water resources. We also undertook the acquisition to expand our presence in the western U.S. markets, where natural resources issues are a growing concern and where Jones & Stokes has outstanding market presence.

The purchase price of Jones & Stokes was $50.0 million in cash consideration, excluding transaction expenses and a working capital adjustment. We have engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets, but this allocation has not yet been finalized.

Our acquisitions to date have all involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. Increased levels of finite lived intangible assets will increase our depreciation and amortization charges. At December 31, 2007, goodwill accounted for approximately 40.6% of our total assets, and purchased intangibles accounted for approximately 4.5% of our total assets. Under generally accepted accounting principles, we test our goodwill for impairment at least annually, and if we conclude that it is impaired we will be required to write down its carrying value on our balance sheet and record an impairment charge in our statement of operations.

We plan to continue to acquire businesses if and when opportunities arise. We expect future acquisitions to generate significant amounts of goodwill and other intangible assets. We expect to incur additional debt for future acquisitions (we used our credit facility to finance our 2007 acquisitions and our recent acquisition of Jones & Stokes) and, in some cases, to use our stock as acquisition consideration in addition to, or in lieu of, cash. Any issuance of stock may have a dilutive effect on our stock outstanding.

FLUCTUATION OF QUARTERLY RESULTS AND CASH FLOW

Our results of operations and cash flow may vary significantly from quarter to quarter depending on a number of factors, including, but not limited to:

•	progress of contract performance;

•	number of billable days in a quarter;

•	timing of client orders;

•	timing of award fee notices;

•	changes in the scope of contracts;

•	variations in purchasing patterns under our contracts;

•	federal and state government and other clients’ spending levels;

•	timing of billings to, and payments by, clients;

•	commencement, completion, and termination of contracts;

•	strategic decisions we make, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, and changes in business strategy;

•	timing of significant costs and investments (such as bid and proposal costs and the costs involved in planning or making acquisitions);

•	our contract mix and use of subcontractors;

•	additions to and departures of staff;

•	changes in staff utilization;

•	vacation and sick days taken by our employees;

•	level and cost of our debt;

•	changes in accounting principles and policies; and

•	general market and economic conditions.

Because a significant portion of our expenses, such as personnel, facilities, and related costs, are fixed in the short term, contract performance and variation in the volume of activity, as well as in the number and volume of contracts commenced or completed during any quarter, may cause significant variations in operating results from quarter to quarter.

EFFECT OF APPROVAL OF FEDERAL BUDGET

The federal government’s fiscal year ends on September 30 of each year. If a federal budget for the next fiscal year has not been approved by that date, some of our clients may have to suspend engagements on which we are working or may delay new engagements until a budget has been approved. Any such suspension or delay may reduce our revenue in the quarter ending September 30 (our third quarter) or the subsequent quarter. The federal government’s fiscal year end can also trigger increased contracting activity, which could increase our third or fourth quarter revenue.

EFFECTS OF INFLATION

We generally have been able to price our contracts in a manner to accommodate the rates of inflation experienced in recent years, although we cannot ensure that we will be able to do so in the future.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of operations as an approximate percentage of revenue for the periods indicated.

	Year Ended December 31,						Year-to-Year Change
	2007	2006	2005	2007	2006	2005	2006 to 2007		2005 to 2006
	Dollars (In Thousands)			Percentages			Dollars (In Thousands)	Percent	Dollars (In Thousands)	Percent
Contract Revenue	$727,120	$331,279	$177,218	100.0%	100.0%	100.0%	$395,841	119.5%	$154,061	86.9%
Direct Costs	532,153	217,747	106,078	73.2%	65.7%	59.9%	314,406	144.4%	111,669	105.3%
Operating Expenses
Indirect and selling expenses	118,128	87,056	60,039	16.2%	26.3%	33.9%	31,072	35.7%	27,017	45.0%
Depreciation and amortization	6,316	3,536	5,541	0.8%	1.0%	3.1%	2,780	78.6%	(2,005)	(36.2)%

Total Costs and Expenses	124,444	90,592	65,580	17.0%	27.3%	37.0%	33,852	37.4%	25,012	38.1%

Earnings from Operations	70,523	22,940	5,560	9.8%	7.0%	3.1%	47,583	207.4%	17,380	312.6%
Other (Expense) Income

	Year Ended December 31,						Year-to-Year Change
	2007	2006	2005	2007	2006	2005	2006 to 2007		2005 to 2006
	Dollars (In Thousands)			Percentages			Dollars (In Thousands)	Percent	Dollars (In Thousands)	Percent
Interest (expense)	(1,944)	(3,509)	(3,162)	(0.3)%	(1.1)%	(1.8)%	1,565	(44.6)%	(347)	11.0%
Other	519	646	1,489	0.1%	0.2%	0.9%	(127)	(19.7)%	(843)	(56.6)%

Income from Operations Before Income Taxes	69,098	20,077	3,887	9.6%	6.1%	2.2%	49,021	244.2%	16,190	416.5%
Income Tax Expense	28,542	8,210	1,865	3.9%	2.5%	1.1%	20,232	247.6%	6,345	340.2%

Net Income	$40,556	$11,867	$2,022	5.7%	3.6%	1.1%	$28,689	241.8%	$9,845	486.9%

Year ended December 31, 2007, compared to year ended December 31, 2006

Revenue. Revenue for the year ended December 31, 2007, was $727.1 million, compared to $331.3 million for the year ended December 31, 2006, an increase of approximately $395.8 million, or 119.5%. The increase was due primarily to revenue associated with The Road Home contract (approximately $459.4 million of revenue in 2007, compared with approximately $116.0 million revenue in 2006), approximately $34.5 million in other contract growth, as well as approximately $18.0 million attributable to the acquisitions of Z-Tech and SH&E (which were acquired June 28 and December 3, 2007, respectively).

Direct costs. Direct costs for the year ended December 31, 2007, were approximately $532.2 million, or 73.2% of revenue, compared to approximately $217.7 million, or 65.7% of revenue, for the year ended December 31, 2006. The approximately 144.4% increase in direct costs was primarily due to the increase in volume of The Road Home contract. This increase in direct costs as a percentage of revenue for the year ended December 31, 2007, was primarily attributable to the large percentage of work that was subcontracted under The Road Home contract.

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2007, were approximately $118.1 million, or 16.2% of revenue, compared to approximately $87.1 million, or 26.3% of revenue for the year ended December 31, 2006. The approximately 35.7% increase in indirect and selling expenses was due principally to overall company growth, Z-Tech and SH&E operations, and additional costs associated with being a public company.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2007, was approximately $6.3 million, or 0.8% of revenue, compared to approximately $3.5 million, or 1.0% of revenue, for the year ended December 31, 2006. The increase in depreciation and amortization expense is due primarily to the amortization of purchased intangibles from our acquisitions of approximately $3.9 million in 2007, up from $1.5 million in 2006, because of acquisitions made in 2007 (see “Note E—Goodwill and Other Intangible Assets” of our “Notes to Consolidated Financial Statements” appearing in this Annual Report on Form 10-K).

Earnings from operations. For the year ended December 31, 2007, earnings from operations were approximately $70.5 million, or 9.8% of revenue, compared to approximately $22.9 million, or 7.0% of revenue, for the year ended December 31, 2006. Earnings from operations in 2007 increased primarily due to the increased volume of services from The Road Home contract, other contract growth, and contributions from the various acquisitions.

Other income. For the year ended December 31, 2007, other income was approximately $0.5 million, or 0.1% of revenue, compared to approximately $0.6 million, or 0.2% of revenue, for the year ended December 31, 2006. The activity in other income for the year ended December 31, 2007, was primarily attributable to interest income. The activity in other income for the year ended December 31, 2006, was primarily attributable to proceeds received from an escrow account related to a prior acquisition.

Interest expense. For the year ended December 31, 2007, interest expense was approximately $1.9 million, compared to approximately $3.5 million for the year ended December 31, 2006. The approximately 44.7% decrease was due primarily to decreased borrowings due to improved cash flows from operations and the proceeds from our IPO.

Income tax expense. Our income tax rate for the year ended December 31, 2007, was approximately 41.3% compared to approximately 40.9% for the year ended December 31, 2006.

Year ended December 31, 2006, compared to year ended December 31, 2005

Revenue. Revenue for the year ended December 31, 2006, was $331.3 million, compared to $177.2 million for the year ended December 31, 2005, representing an increase of approximately $154.1 million, or 86.9%. The increase was due primarily to revenue associated with The Road Home contract (approximately $116.0 million of revenue in 2006, with no revenue in 2005) and the acquisition of Caliber (which had approximately $32.4 million of revenue in January through September of 2006; Caliber was not part of our Company during the corresponding period of 2005), as well as approximately $5.7 million in net contract growth.

Direct costs. Direct costs for the year ended December 31, 2006, were approximately $217.7 million, or 65.7% of revenue, compared to approximately $106.1 million, or 59.9% of revenue, for the year ended December 31, 2005. This 105.3% increase resulted primarily from the corresponding increase in revenue. The increase in direct costs as a percentage of revenue for the year ended December 31, 2006, was primarily attributable to the large percentage of work that was subcontracted under The Road Home contract.

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2006, were approximately $87.1 million, or 26.3% of revenue, compared to approximately $60.0 million, or 33.9% of revenue, for the year ended December 31, 2005. The approximately 45.0% increase in indirect and selling expenses was due principally to (i) an increase in compensation expense, including a non-recurring charge of approximately $2.7 million for bonus payments related to the IPO, (ii) non-labor expenses of our Caliber operations, and (iii) an approximately $4.3 million charge to earnings for the abandonment of leased office space in Lexington and San Francisco in the second quarter of 2006.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2006, was approximately $3.5 million, or 1.0% of revenue, compared to approximately $5.5 million, or 3.1% of revenue, for the year ended December 31, 2005. The decrease in depreciation and amortization expense is primarily due to the acceleration of amortization of intangible assets associated with an earlier acquisition (see “Note E—Goodwill and Other Intangible Assets” of our “Notes to Consolidated Financial Statements” appearing in this Annual Report on Form 10-K) of approximately $1.8 million in 2005.

Earnings from operations. For the year ended December 31, 2006, earnings from operations were approximately $22.9 million, or 7.0% of revenue, compared to approximately $5.6 million, or 3.1% of revenue, for the year ended December 31, 2005. This amount reflects an approximate $2.1 million charge for accelerating the vesting of stock options and an approximate $1.8 million charge for acceleration of amortization of intangible assets associated with an earlier acquisition. Earnings from operations in 2006 increased primarily due to the increased volume of services from The Road Home contract and Caliber operations.

Other income. For the year ended December 31, 2006, other income was approximately $0.6 million, or 0.2% of revenue, compared to approximately $1.5 million, or 0.9%, of revenue, for the year ended December 31, 2005. The activity in other income for the year ended December 31, 2006, was primarily attributable to proceeds received from an escrow account related to a prior acquisition. The activity in other income for the year ended December 31, 2005, was primarily attributable to the favorable resolution of a pre-acquisition liability associated with a prior acquisition.

Interest expense. For the year ended December 31, 2006, interest expense was approximately $3.5 million, compared to approximately $3.2 million for the year ended December 31, 2005. The approximately 11.0% increase was due primarily to increased borrowings to fund the Caliber acquisition and higher interest rates offset by interest income in the fourth quarter because we were able to reduce our debt with improved cash flows from operations and proceeds from our IPO.

Income tax expense. Our income tax rate for the year ended December 31, 2006, was approximately 40.9% compared to approximately 48.0% for the year ended December 31, 2005. The effective tax rate decreased due to a substantial federal tax credit and a significant decrease in non-tax-deductible expenses as a percentage of taxable income for the year.

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

Under the terms of our Amended and Restated Credit Agreement, we are required to comply with financial and non-financial covenants. We were in compliance with all such covenants as of December 31, 2007.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, as of the end of 2007 and 2006, was approximately $2.7 million and $3.0 million, respectively.

Credit Facility and Borrowing Capacity. Our Amended and Restated Credit Agreement was signed on October 5, 2005, to allow us to fund our Caliber acquisition and to provide working capital. This agreement provided for both a five-year, $45.0 million revolving credit agreement and two fixed-term loans totaling $30.0 million. During a portion of 2006, our short-term liquidity requirements were met, in part, by amounts borrowed under our revolving credit facility in excess of the otherwise applicable maximum borrowing base, as allowed by a March 14, 2006, amendment (first amendment) to this credit agreement. Such over-advances were permitted only through August 31, 2006. To meet our higher working capital needs in connection with The Road Home contract, we amended (second amendment) our revolving line of credit on August 25, 2006, to allow us to borrow up to the lesser of $65.0 million or the applicable maximum borrowing base plus a temporary over-advance of $10.0 million, but in no case to exceed the total amended revolving credit facility of $65.0 million, through the earlier of the completion of our IPO or December 15, 2006. As of December 31, 2006, no such over-advances were outstanding on our $65.0 million revolving line of credit. Our two term loan facilities, an $8.0 million short-term term loan facility (due at the end of January 2007) and a $22.0 million long-term loan facility, were both paid in full upon the closing of our IPO. On December 29, 2006, the Company and its lenders further amended (third amendment) our credit agreement to allow us to conduct certain business without approval from our lenders, to drop the lenders’ requirement that we have an interest rate swap, and to reduce the interest rate pricing grid for our credit facility.

On June 28, 2007, we and our lenders agreed to a fourth amendment to our Amended and Restated Credit Agreement, which increased our revolving line of credit from $65.0 million to $95.0 million (part of which was a swing-line commitment that was increased from $10.0 million to $20.0 million). This amendment also included consent from our lenders for us to acquire Z-Tech. On December 3, 2007, we and our lenders agreed to a fifth amendment to our Amended and Restated Credit Agreement, which increased our revolving line of credit from $95.0 million to $115.0 million and included consent from our lenders for us to acquire SH&E. The Amended and Restated Credit Agreement was also amended to increase our borrowing base by adding our unbilled government account receivables. At the same time, our lenders agreed to allow us a temporary over-advance (borrowings greater than the current borrowing base but less then the total commitment on the revolving credit facility), if needed, of up to $20.0 million for a four-month period. We have not made use of this allowance. As part of this amendment, our lenders also agreed to lower the interest rate pricing grid for our credit facility.

On February 14, 2008, we and our lenders agreed to a sixth amendment to our Amended and Restated Credit Agreement, which increased our revolving line of credit from $115.0 million to $125.0 million and included consent from our lenders for us to acquire Jones & Stokes. On February 20, 2008, we signed the Second Amended and Restated Business Loan and Security Agreement with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (until February 20, 2013). This revised credit facility provides for borrowings on a revolving line of credit up to $275.0 million without a borrowing base requirement, subject to the Company’s compliance with both financial and non-financial covenants. The revised credit facility also provides for an “accordion feature,” which permits additional revolving credit commitments up to $75.0 million under the same terms and conditions as the existing revolving line of credit, subject to lenders’ approval. This agreement also provides pre-approval of our lenders for us to acquire other companies each with a purchase price up to $75.0 million if certain conditions are met, lowers our interest rate pricing grid, and provides less restrictive financial and non-financial covenants than our previous agreement.

Cash Flow. The following table sets forth our sources and uses of cash for the years ended December 31, 2007, 2006, and 2005.

	Year ended December 31,
	2007	2006	2005
	(In thousands)
Net cash provided by operations	$45,463	$17,529	$2,236
Net cash used in investing activities	(100,198)	(1,773)	(38,844)
Net cash (used in) provided by financing activities	54,337	(13,277)	36,287
Effect of exchange rate on cash	134	19	23

Net (decrease) increase in cash	$(264)	$2,498	$(298)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of approximately $45.5 million for the year ended

December 31, 2007, as compared to providing approximately $17.5 million for the year ended December 31, 2006, and providing approximately $2.2 million for the year ended December 31, 2005. Operating activities for 2007 and 2006 were positively impacted by increased profitability, while operating activities for 2005 were negatively impacted by the timing of customer receipts.

Our cash flow used in investing activities consists primarily of capital expenditures and acquisitions. In the year ended December 31, 2007, we paid approximately $96.4 million for business acquisitions net of cash acquired and purchased capital assets totaling approximately $3.7 million. During the year ended December 31, 2006, we purchased approximately $1.7 million of capital assets. During the year ended December 31, 2005, we paid approximately $38.6 million for two business acquisitions net of cash acquired, and purchased capital assets totaling approximately $1.4 million.

For the year ended December 31, 2007, cash flow from financing activities included net borrowings of approximately $47.1 million from our debt facility and approximately $7.4 million related to the issuance of equity. For the year ended December 31, 2006, cash flow from financing activities included approximately $46.4 million in proceeds from our IPO and approximately $61.0 million in net payments to retire our debt. For the year ended December 31, 2005, the approximately $36.3 million provided by financing activities reflects the increased borrowings to finance the Synergy and Caliber acquisitions.

Because our recent acquisition of Jones & Stokes was completed in 2008, the cash flows associated with closing this acquisition will be reflected in our 2008 financial statements.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2007, that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. Excluded from the following table are amounts already recorded on our balance sheet as liabilities at December 31, 2007.

		Payments due by Period (In thousands)
	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
Rent of facilities	$60,364	$14,470	$26,744	$19,150	$—
Operating lease obligations	$4,380	$1,936	$1,993	$451	$—

Total	$64,744	$16,406	$28,737	$19,601	$—

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our exposure to market risk includes changes in interest rates for borrowings under our credit agreement. These borrowings accrue interest at variable rates. Based upon our borrowings under this facility in 2007, a 1% increase in interest rates would have increased interest expense by approximately $0.2 million and would have decreased our annual cash flow by a comparable amount.

In November 2005, a three-year interest swap agreement came into effect that reduced our exposure associated with the market volatility of floating LIBOR interest rates. This agreement has a notional principal amount of $15.0 million. This agreement is a hedge against a portion of our debt, which effectively converts our interest at LIBOR plus a margin into a fixed LIBOR rate of 5.11%. At stated monthly intervals, the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement is settled in cash. The estimated value of the swap at December 31, 2007, was a liability of approximately $0.1 million.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control – Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2007. Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm on page F-1 of this Annual Report on Form 10-K.

Management’s assessment excluded the internal control over financial reporting for Z-Tech, which was acquired effective June 28, 2007, and SH&E, which was acquired effective December 3, 2007. The gross revenue of Z-Tech and SH&E represented approximately 2% and 0.5%, respectively, of the Company’s consolidated gross revenue for the fiscal year ended December 31, 2007, and the income before taxes of Z-Tech and SH&E represented less than 3% and 1%, respectively, of the Company’s consolidated total net income before taxes for the year ended December 31, 2007.

Change in Internal Controls. During the fourth quarter of fiscal year 2007, there were no changes in our internal control over financial reporting that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

Limitations on the Effectiveness of Controls. Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2008 Annual Meeting of Stockholders (the “2008 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2008 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2008 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) Financial Statement Schedules

None.

(3) Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Exhibit
2.1	Stock Purchase Agreement by and among ICF Consulting Group, Inc., ICF Consulting Group Holdings, Inc., Terrence R. Colvin, Wesley C. Pickard, Donald L. Zimmerman and the other shareholders of Synergy, Inc. dated effective January 1, 2005 (Incorporated by reference to exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-134018) and amendments thereto, declared effective September 27, 2006 (the “Form S-1”)).

2.2	Stock Purchase Agreement by and among ICF Consulting Group, Inc., Caliber Associates, Inc. Employee Stock Ownership Plan and Trust, Caliber Associates, Inc., Gerald Croan and Sharon Bishop dated effective September 12, 2005 (Incorporated by reference to exhibit 10.11 to the Company’s Form S-1).

2.3	Stock Purchase Agreement dated as of June 28, 2007 by and among ICF International, Inc., ICF Consulting Group, Inc., the Sellers and Z-Tech Corporation (Incorporated by reference to exhibit 2.1 to the Company’s Form 8-K, filed July 5, 2007).

2.4	Merger Agreement dated as of November 9, 2007 by and among ICF International, Inc., ICF Consulting Group, Inc., ICF Consulting Group Acquisition, Inc., Simat, Helliesen & Eichner, Inc., and Other Parties Named Herein (Incorporated by reference to exhibit 2.1 to the Company’s Form 8-K, filed December 7, 2007).

2.5	Merger Agreement dated as of January 23, 2008 by and among ICF International, Inc., ICF Consulting Group, Inc., Jones & Stokes Associates, Inc., and Other Parties Named Herein (Incorporated by reference to exhibit 2.1 to the Company’s Form 8-K, filed February 15, 2008).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-137975), effective as of October 12, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to exhibit 3.2 to the Company’s Form S-1).

3.3	Amended and Restated Bylaws of ICF International, Inc. (Incorporated by reference to exhibit 3.1 to the Company’s Form 8-K, filed on December 6, 2007).

4.1	Specimen common stock certificate (Incorporated by reference to exhibit 4.1 to the Company’s Form S-1).

4.2	See exhibits 3.1, 3.2 and 3.3 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining the rights of holders of common stock of the Company.

Exhibit Number	Exhibit
4.3	Form of Amended and Restated Registration Rights Agreement (Incorporated by reference to exhibit 4.2 to the Company’s Form S-1).

8.1	Certain officers of the company entered into pre-arranged stock trading plans to sell a limited amount of the Company’s shares for personal financial management purposes (the “10b5-1 Plans”). (Incorporated by reference to the Company’s Form 8-K, filed on November 28, 2007).

10.1	Management Stock Option Plan (Incorporated by reference to exhibit 10.1 to the Company’s Form S-1).

10.2	2006 Long-Term Equity Incentive Plan (Incorporated by reference to exhibit 10.2 to the Company’s Form S-1).

10.3	2006 Employee Stock Purchase Plan (Incorporated by reference to exhibit 10.3 to the Company’s Form S-1).

10.4	Amended and Restated Business Loan and Security Agreement dated as of October 5, 2005 by and among ICF Consulting Group Holdings, Inc. and ICF Consulting Group, Inc., as Borrowers, Citizens Bank of Pennsylvania, Chevy Chase Bank, F.S.B., PNC Bank, National Association, Commerce Bank, N.A., as Lenders, and Citizens Bank of Pennsylvania, as Agent; and First Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated as of March 14, 2006; and Second Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated as of August 25, 2006 (Incorporated by reference to exhibit 10.4 to the Company’s Form S-1).

10.5	Employment Agreement dated October 1, 2005 between ICF Consulting Group, Inc. and Gerald Croan (Incorporated by reference to exhibit 10.6 to the Company’s Form S-1).

10.6	Consulting Agreement dated June 25, 1999 between ICF Consulting Group, Inc. and CMLS Management, L.P.; and Form of First Amendment to Consulting Agreement (Incorporated by reference to exhibit 10.9 to the Company’s Form S-1).

10.7	Agreement of Sublease between ICF Kaiser International, Inc. and ICF Consulting Group, Inc. dated June 1999 (Incorporated by reference to exhibit 10.12 to the Company’s Form S-1).

10.8	Assignment Agreement regarding Deed of Lease among B2TECS, Hunters Branch Leasing, LLC and ICF Consulting Group, Inc. dated effective October 7, 2005 (Incorporated by reference to exhibit 10.13 to the Company’s Form S-1).

10.9	Contract between the State of Louisiana, through the Division of Administration, Office of Community Development, and ICF Emergency Management Services, LLC dated effective June 12, 2006 (Incorporated by reference to exhibit 10.14 to the Company’s Form S-1).

10.10	ICF Consulting Group, Inc. 2005 Restricted Stock Plan (Incorporated by reference to exhibit 10.15 to the Company’s Form S-1).

10.11	Restricted Stock Agreement dated September 6, 2005 between ICF Consulting Group, Inc. and Ellen Glover (Incorporated by reference to exhibit 10.16 to the Company’s Form S-1).

10.12	Amended and Restated Employment Agreement dated September 27, 2006 between the Registrant and Sudhakar Kesavan (Incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q, filed November 14, 2006).

10.13	Severance Protection Agreement dated September 27, 2006 between the Registrant and Sudhakar Kesavan (Incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q, filed November 14, 2006).

10.14	Severance Protection Agreement dated September 27, 2006 between the Registrant and Alan Stewart (Incorporated by reference to exhibit 10.3 to the Company’s Form 10-Q, filed November 14, 2006).

10.15	Severance Protection Agreement dated September 27, 2006 between the Registrant and John Wasson (Incorporated by reference to exhibit 10.4 to the Company’s Form 10-Q, filed November 14, 2006).

10.16	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Sudhakar Kesavan (Incorporated by reference to exhibit 10.5 to the Company’s Form 10-Q, filed November 14, 2006).

10.17	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Alan Stewart (Incorporated by reference to exhibit 10.6 to the Company’s Form 10-Q, filed November 14, 2006).

Exhibit Number	Exhibit
10.18	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and John Wasson (Incorporated by reference to exhibit 10.7 to the Company’s Form 10-Q, filed November 14, 2006).

10.19	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Edward H. Bersoff (Incorporated by reference to exhibit 10.8 to the Company’s Form 10-Q, filed November 14, 2006).

10.20	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Srikant M. Datar (Incorporated by reference to exhibit 10.9 to the Company’s Form 10-Q, filed November 14, 2006).

10.21	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Joel R. Jacks (Incorporated by reference to exhibit 10.10 to the Company’s Form 10-Q, filed November 14, 2006).

10.22	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and David C. Lucien (Incorporated by reference to exhibit 10.11 to the Company’s Form 10-Q, filed November 14, 2006).

10.23	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Peter M. Schulte (Incorporated by reference to exhibit 10.12 to the Company’s Form 10-Q, filed November 14, 2006).

10.24	First Amendment to Contract dated July 24, 2006 between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed October 24, 2006).

10.25	Second Amendment of Contract dated September 28, 2006 between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.2 to the Company’s Form 8-K, filed October 24, 2006).

10.26	Third Amendment of Contract dated October 18, 2006 between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.3 to the Company’s Form 8-K, filed October 24, 2006).

10.27	Fourth Amendment of Contract between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of the Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed March 28, 2007).

10.28	Letter agreement dated December 20, 2006 between ICF International, Inc. and Alan Stewart (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed December 20, 2006).

10.29	Letter agreement dated December 20, 2006 between ICF International, Inc. and John Wasson (Incorporated by reference to exhibit 10.2 to the Company’s Form 8-K, filed December 20, 2006).

10.30	Fifth Amendment of Contract between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed June 29, 2007).

10.31	Fourth Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated June 28, 2007 (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed July 5, 2007).

10.32	Sixth Amendment of Contract between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed November 7, 2007).

10.33	Seventh Amendment of Contract between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed December 19, 2007).

10.34	Fifth Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated December 3, 2007 (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed December 7, 2007).

Exhibit Number	Exhibit
10.35	Sixth Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated February 14, 2008 (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed February 15, 2008).

10.36	Second Amended and Restated Business Loan and Security Agreement dated as of February 20, 2008 by and among ICF International, Inc. and ICF Consulting Group, Inc., as Borrowers, Citizens Bank of Pennsylvania, as a Lender and Administrative Agent, Bank of America, N.A., as a Lender and Syndication Agent, CitiBank, N.A. and SunTrust Bank, as Lenders and Documentation Agents, Branch Banking and Trust Company, Commerce Bank, N.A., HSBC Bank USA, National Association, PNC Bank, National Association, and Chevy Chase Bank, N.A. as Lenders, and RBS Securities Corporation (d/b/a RBS Greenwich Capital), as sole and exclusive lead arranger and book running manager (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed February 25, 2008).

21.0	Subsidiaries of the Registrant.

23.0	Consent of Grant Thornton LLP.

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 17, 2008	ICF INTERNATIONAL, INC.

	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUDHAKAR KESAVAN	Chairman, President and Chief Executive	March 17, 2008
Sudhakar Kesavan	Officer (Principal Executive Officer)

/s/ ALAN STEWART	Senior Vice President, Chief Financial	March 17, 2008
Alan Stewart	Officer and Assistant Secretary (Principal Financial and Accounting Officer)

/s/ DR. EDWARD H. BERSOFF	Director	March 17, 2008
Dr. Edward H. Bersoff

/s/ SRIKANT M. DATAR	Director	March 17, 2008
Srikant M. Datar

/s/ JOEL R. JACKS	Director	March 17, 2008
Joel R. Jacks

/s/ DAVID C. LUCIEN	Director	March 17, 2008
David C. Lucien

/s/ PETER M. SCHULTE	Director	March 17, 2008
Peter M. Schulte

/s/ RICHARD M. FELDT	Director	March 17, 2008
Richard M. Feldt

/s/ EILEEN O’SHEA AUEN	Director	March 17, 2008
Eileen O’Shea Auen

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ICF International, Inc.

We have audited the accompanying consolidated balance sheets of ICF International, Inc. and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of earnings, statement of stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether the effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Report on Internal Control Over Financial Reporting, management excluded from their assessment the internal control over financial reporting at Z-Tech Corporation (Z-Tech), which was acquired on June 28, 2007, and Simat, Helliesen & Eichner, Inc. (SH&E), which was acquired on December 3, 2007, and is included in the 2007 consolidated financial statements of ICF International, Inc. The total revenue of Z-Tech and SH&E represented less than 2 and 1 percent of the Company’s total consolidated revenue for the year ended December 31, 2007, respectively. The income before taxes of Z-Tech and SH&E represented less than 3 and 1 percent of the Company’s consolidated total net income before taxes for the year ended December 31, 2007, respectively. Our audit of internal control over financial reporting of ICF International, Inc. also did not include an evaluation of the internal control over financial reporting of Z-Tech and SH&E.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ Grant Thornton LLP

McLean, Virginia

March 17, 2008

ICF International, Inc., and Subsidiaries

Consolidated Balance Sheets

December 31,	2007	2006
	(in thousands of dollars)
Assets

Current Assets
Cash	$2,733	$2,997
Contract receivables, net	190,159	110,548
Prepaid expenses	3,955	2,659
Income tax receivable	1,933	—
Deferred income tax	3,902	2,494

Total Current Assets	202,682	118,698
Property and Equipment, net	7,541	5,388
Goodwill	159,491	83,833
Other Intangible Assets	17,710	2,720
Restricted Cash	3,668	3,703
Other Assets	1,933	1,485

Total Assets	$393,025	$215,827

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$74,260	$19,455
Accrued salaries and benefits	27,801	17,727
Accrued expenses	47,084	37,202
Deferred revenue	16,067	18,281
Income tax payable	—	3,682

Total Current Liabilities	165,212	96,347
Long-term Debt	47,079	—
Deferred Rent	1,773	1,599
Deferred Income Tax	9,109	1,324
Other Liabilities	5,061	2,610

Total Liabilities	228,234	101,880
Commitments and Contingencies	—	—
Stockholders’ Equity
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized, 14,593,723 and 13,933,074 shares issued; and 14,531,521 and 13,874,696 shares outstanding	15	14
Additional paid-in capital	109,795	98,995
Retained earnings	55,387	15,701
Treasury stock	(746)	(428)
Stockholder notes receivable	(21)	(562)
Accumulated other comprehensive income	361	227

Total Stockholders’ Equity	164,791	113,947
Total Liabilities and Stockholders’ Equity	$393,025	$215,827

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Earnings

Year ended December 31,	2007	2006	2005
	(in thousands of dollars, except per share data)
Contract Revenue	$727,120	$331,279	$177,218
Direct Costs	532,153	217,747	106,078
Operating Expenses
Indirect and selling expenses	118,128	87,056	60,039
Depreciation and amortization	6,316	3,536	5,541

Earnings from Operations	70,523	22,940	5,560
Other (Expense) Income
Interest expense	(1,944)	(3,229)	(2,981)
Other	519	366	1,308

Income Before Income Taxes	69,098	20,077	3,887
Income Tax Expense	28,542	8,210	1,865

Net Income	$40,556	$11,867	$2,022

Earnings per Share:
Basic	$2.87	$1.15	$0.22
Diluted	$2.72	$1.10	$0.21
Weighted-average Common Shares Outstanding:
Basic	14,152	10,321	9,185
Diluted	14,896	10,796	9,737

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statement of Stockholders’ Equity

Years ended December 31, 2007,	Common Stock		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Treasury Stock		Stockholder Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
2006 and 2005	(in thousands)				(in thousands)
January 1, 2005	9,017	$9	$48,182	$1,812	216	$(1,383)	$(944)	$185	$47,861
Net income	—	—	—	2,022	—	—	—	—	2,022
Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	23	23

Total Comprehensive Income									2,045
Issuance of common stock—Synergy acquisition	68	—	500	—	—	—	—	—	500
Equity compensation	—	—	2,138	—	—	—	—	—	2,138
Net payments from management stockholder issuances and buybacks	79	—	89	—	(79)	465	(242)	—	312
Payments on stockholder notes	—	—	—	—	—	—	107	—	107
Interest receivable from stockholder notes	—	—	—	—	—	—	(60)	—	(60)

December 31, 2005	9,164	$9	50,909	$3,834	137	(918)	$(1,139)	$208	$52,903
Net income	—	—	—	11,867	—	—	—	—	11,867
Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	19	19

Total Comprehensive Income									11,886
Equity compensation	—	—	1,044	—	—	25	—	—	1,069
Proceeds from initial public offering	4,360	5	46,361	—	—	—	—	—	46,366
Exercise of stock options/warrants	132	—	481	—	—	—	—	—	481
Net payments from management stockholder issuances and buybacks	218	—	(14)	—	(78)	465	(195)	—	256
Tax benefits of stock option exercises	—	—	214	—	—	—	—	—	214
Payments on stockholder notes	—	—	—	—	—	—	831	—	831
Interest receivable from stockholder notes	—	—	—	—	—	—	(59)	—	(59)

December 31, 2006	13,875	$14	$98,995	$15,701	58	$(428)	$(562)	$227	$113,947
Net income	—	—	—	40,556	—	—	—	—	40,556
Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	134	134

Total Comprehensive Income									40,690
Equity compensation	—	—	3,680	—	—	—	—	—	3,680
Unrecognized tax benefits	—	—	—	(870)	—	—	—	—	(870)
Proceeds from initial public offering	—	—	12	—	—	—	—	—	12
Exercise of stock options	651	1	3,924	—	2	—	—	—	3,925
Net payments from management stockholder issuances and buybacks	6	—	150	—	2	(318)	—	—	(168)
Tax benefits of stock option exercises	—	—	3,034	—	—	—	—	—	3,034
Payments on stockholder notes	—	—	—	—	—	—	562	—	562
Interest receivable from stockholder notes	—	—	—	—	—	—	(21)	—	(21)

December 31, 2007	14,532	$15	$109,795	$55,387	62	$(746)	$(21)	$361	$164,791

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

Year ended December 31,	2007	2006	2005
	(in thousands of dollars)
Cash Flows from Operating Activities
Net income	$40,556	$11,867	$2,022
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest on stockholder notes	(21)	(59)	(60)
Deferred income tax benefit	(1,815)	(1,558)	(1,916)
Loss on disposal of fixed assets	68	21	50
Abandonment of leased space	—	4,064	—
Non-cash equity compensation	3,680	1,069	2,138
Depreciation and amortization	6,316	3,536	5,541
Deferred rent	(7)	(40)	41
Changes in operating assets and liabilities:
Contract receivables, net	(60,319)	(57,907)	(4,340)
Prepaid expenses and other assets	(860)	(1,336)	(100)
Accounts payable	53,255	12,024	1,279
Accrued salaries and benefits	2,771	7,526	(3,170)
Accrued expenses	9,850	23,761	(580)
Deferred revenue	(2,512)	11,885	1,670
Income tax receivable/payable	(4,348)	3,259	(472)
Other liabilities	(1,151)	(583)	133

Net Cash Provided by Operating Activities	45,463	17,529	2,236

Cash Flows from Investing Activities
Purchase of property and equipment	(3,662)	(1,681)	(1,370)
Payments for business acquisitions, net of cash received	(95,219)	—	—
Payments received on notes receivable	—	—	1,200
Payments for trademark applications	(14)	(75)	—
Payments for Synergy, Inc., net of cash received	—	—	(18,546)
Payments for Caliber Associates, Inc., net of cash received	(1,173)	102	(20,058)
Capitalized software development costs	(130)	(119)	(70)

Net Cash Used in Investing Activities	(100,198)	(1,773)	(38,844)

Cash Flows from Financing Activities
Payments on notes payable	—	(29,634)	(21,808)
Proceeds from notes payable	—	—	38,647
Borrowings from working capital facilities	334,608	82,178	107,395
Payments on working capital facilities	(287,529)	(113,516)	(84,341)
Restricted cash	35	(203)	(3,500)
Debt issue costs	(142)	(262)	(525)
Proceeds from initial public offering	12	46,378	—
Exercise of options/warrants	3,925	481	—
Tax benefits of stock option exercises	3,034	214	—
Net payments for stockholder issuances and buybacks	(168)	256	312
Payments received on stockholder notes	562	831	107

Net Cash Provided by (Used In) Financing Activities	54,337	(13,277)	36,287
Effect of Exchange Rate on Cash	134	19	23
Increase (Decrease) in Cash	(264)	2,498	(298)
Cash, beginning of year	2,997	499	797
Cash, end of year	$2,733	$2,997	$499

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$1,476	$3,862	$2,839

Income taxes	$31,839	$6,418	$4,954

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2007, 2006 and 2005

(dollar amounts in tables in thousands, except per share data)

NOTE A—BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (ICFI), and its subsidiary, ICF Consulting Group, Inc. (Consulting), (collectively, the Company). Consulting is a wholly owned subsidiary of ICFI. ICFI is a holding company with no operations or assets, other than its investment in the common stock of Consulting. The operations of Consulting are conducted within the following subsidiaries:

•	ICF Incorporated, L.L.C.

•	ICF Information Technology, L.L.C.

•	ICF Resources, L.L.C.

•	Systems Applications International, L.L.C.

•	ICF Associates, L.L.C.

•	Commentworks.com Company, L.L.C.

•	ICF Services Company, L.L.C.

•	ICF Consulting Services, L.L.C.

•	ICF Emergency Management Services, LLC

•	ICF Program Services, L.L.C.

•	ICF Consulting Ltd. (UK)

•	ICF Consulting Canada, Inc.

•	ICF Consulting PTY Ltd. (Australia)

•	ICF/EKO (Russia)

•	ICF Consultoria do Brasil, Ltda.

•	ICF Consulting India Private Ltd.

•	Synergy, Inc.

•	Caliber Associates, Inc.

•	Advanced Performance Consulting Group, Inc.

•	Energy and Environmental Analysis, Incorporated

•	Z-Tech Corporation

•	Simat, Helliesen & Eichner, Inc.

•	Kurth & Co., Inc.

•	The Center for Airport Management, LLC

•	SH&E Limited (UK)

All subsidiaries are wholly owned by Consulting. All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company provides management, technology, and policy professional services in the areas of energy and climate change, environment and infrastructure, health, human services, and social programs, and homeland security and defense. The Company’s major clients are the State of Louisiana and United States (“U.S.”) government agencies, especially the Department of Health and Human Services, the Department of Defense, the Environmental Protection Agency, the Department of Homeland Security, the Department of Transportation, and the Department of Justice, and the Department of Housing and Urban Development; commercial entities, particularly air transportation and energy market participants; and

other government organizations throughout the United States and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with 28 primary domestic regional offices (as of December 31, 2007), and international offices in Brazil, Canada, India, Russia, and the United Kingdom.

On September 27, 2006, the Company’s registration statement relating to the initial public offering of 4,670,000 shares of its common stock was declared effective by the Securities and Exchange Commission. Trading commenced on the NASDAQ Global Select Market on September 28, 2006. The Company completed the initial public offering of its common stock on October 3, 2006. In connection with this offering, the Company issued 3,659,448 shares of common stock at an offering price of $12 per share. On October 23, 2006, in accordance with the terms of its agreement with the underwriters of the initial public offering, the Company sold an additional 700,500 shares at $12 per share, representing a full exercise of the underwriters’ over-allotment option. Including the over-allotment option, the Company issued a total of 4,359,948 shares of its common stock in its initial public offering. Total proceeds received from the initial public offering, including exercise of the over-allotment allocation, were approximately $48.7 million, net of underwriters’ discount and prior to the payment of offering costs of approximately $2.3 million. The Company also recorded a net increase in common stock and additional paid-in capital of approximately $46.4 million to record the proceeds from the initial public offering and over-allotment, net of the Company’s portion of the underwriters’ discount and other expenses associated with offering.

Prior to and in connection with the closing of the initial public offering, on September 26, 2006, the Company increased the amount of authorized common shares from 20,000,000 shares to 70,000,000 shares and changed the par value of common stock from $.01 per share to $.001 per share. The Company also amended its Certificate of Incorporation to provide the authority to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. Dividends, if any, on outstanding shares of preferred stock shall be paid or declared and set apart for payment before any dividends shall be paid or declared and set apart for payment on shares of common stock with respect to the same dividend period. If upon any liquidation, dissolution or winding up of the Company, assets are insufficient to pay the preferred shareholders the amounts to which they are entitled, any such assets shall be distributed ratably among the shareholders in accordance with their respective priorities and preferential amounts, including unpaid cumulative dividends, if any. No shares of preferred stock had been issued as of December 31, 2007.

Reclassifications

Certain amounts in the 2005 and 2006 consolidated financial statements have been reclassified to conform to the current year presentation.

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

Revenue under fixed-price contracts is recognized when earned, generally as work is performed in accordance with the provisions of the Securities and Exchange Commission’s (SEC) Staff Accounting Bulletin No. 104, Revenue Recognition. Services performed vary from contract to contract and are generally not uniformly performed over the term of the arrangement. Revenues on certain fixed-price contracts are recorded as specific deliverables or performance milestones are completed. Revenues on certain fixed-price contracts are recorded based on performance to date. Performance is measured based on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Customers are obligated to pay as services are performed, and in the event that a customer cancels the contract, payment for services performed through the date of cancellation is negotiated with the client. Revenues under certain other fixed-price contracts are recognized ratably over the contract period. Revenues on certain fixed-price contracts are recorded as units are delivered to the customer based upon the contract defined unit price.

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

Approximately 27 percent, 49 percent, and 72 percent of the Company’s revenue for the years 2007, 2006, and 2005, respectively, was derived under prime contracts and subcontracts with agencies and departments of the U.S. federal government. The approximate percentage of revenue by contract type was as follows:

	2007	2006	2005
Cost-reimbursable	9%	20%	34%
Time-and-materials	55%	46%	42%
Fixed-price	36%	34%	24%

Total	100%	100%	100%

In June of 2006, the Company was awarded a contract by the State of Louisiana. For the year ending December 31, 2007 and 2006, revenue from the State of Louisiana accounted for approximately 63 percent of the Company’s revenue, or $459.4 million and 35 percent or $116.0 million, respectively. The accounts receivable due from the State of Louisiana contract as of December 31, 2007 and 2006, was approximately $71.0 million and $37.3 million, respectively.

For the years ending December 31, 2007, 2006, and 2005, revenue from various branches of the Department of Defense (“DoD”) accounted for approximately 5 percent of the Company’s revenue, or $37.2 million, 11 percent or $37.0 million, and 18 percent or $31.8 million, respectively. The accounts receivable due from DoD contracts as of December 31, 2007 and 2006, was approximately $6.5 million and $6.5 million, respectively.

For the years ending December 31, 2007, 2006, and 2005, revenue from various branches of the Environmental Protection Agency (“EPA”) accounted for approximately 4 percent of the Company’s revenue, or $32.2 million, 8 percent or $27.5 million, and 16 percent or $27.7 million, respectively. The accounts receivable due from EPA contracts as of December 31, 2007 and 2006, was approximately $5.8 million and $4.8 million, respectively.

Payments to the Company on cost-type contracts with the U.S. government are provisional payments subject to adjustment upon audit by the government. Such audits have been finalized through December 31, 2004. Contract revenue for subsequent periods has been recorded in amounts that are expected to be realized upon final audit and settlement of costs in those years.

Property and Equipment

Property and equipment are carried at cost and are depreciated using the straight-line method over their estimated useful lives, which range from two to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the economic life of the improvement or the related lease term. Depreciation expense for property and equipment for the years ended December 31, 2007, 2006, and 2005, was approximately $2.4 million, $1.9 million, and $2.1 million, respectively.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, as of January 1, 2002. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed annually (or more frequently if impairment indicators arise) for impairment in accordance with the provisions of SFAS No. 142. This guidance also requires that intangible assets with estimable useful lives be amortized over such lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets.

The Company has elected to perform the annual goodwill impairment review on September 30 of each year. The Company has determined that it has one reporting unit for purposes of performing this test. Based upon management’s review, including an annual valuation report issued by an independent valuation firm, it was determined that no goodwill impairment charge was required for 2007, 2006, or 2005.

Equity Compensation

Prior to January 1, 2006, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation, the Company accounted for its stock-based compensation plan using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.

On December 26, 2005, the Board of Directors approved resolutions to accelerate the vesting of all outstanding unvested options previously awarded to employees and officers of the Company effective December 30, 2005. Options to purchase 774,450 shares of stock with exercise prices ranging from $5.00 to $9.05 were accelerated. The majority of these options were performance-based and subject to variable plan accounting under APB Opinion No. 25. Because the performance objectives were not met, a measurement date had yet to be established for such options. The option agreements also provided for full vesting upon a “change of control” event. Such an event would have triggered a measurement date under APB Opinion No. 25 and the recording of compensation expense. The acceleration of the vesting of these options resulted in the Company recording non-cash stock compensation expense of approximately $2.1 million in the last quarter of the year ended December 31, 2005, using the intrinsic value method.

Effective January 1, 2006, the Company adopted SFAS No. 123(R) using the prospective method. Under this method, compensation expense for all awards granted after the date of adoption and modifications of any previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the requisite service period.

In adopting SFAS No. 123(R), companies must choose among alternative valuation models and amortization assumptions. The Company has elected to use the Black-Scholes-Merton option pricing model to value any options granted and to amortize compensation expense relating to share based payments on a straight-line basis over the requisite service period. The Company will reconsider use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that prevent their value from being reasonably estimated using this model.

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

Foreign Currency Translation

As of December 31, 2007 and 2006, the Company held approximately $1.6 million and $1.0 million, respectively, in foreign financial institutions.

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

Fair Value of Financial Instruments

Financial instruments are defined as cash, contract receivables, debt agreements, accounts payable, and accrued expenses. The carrying amounts of contract receivables, accounts payable, and accrued expenses in the accompanying financial statements approximate fair value because of the short maturity of these instruments.

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

Segment

The Company has concluded that it operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources. This single segment represents the Company’s core business, professional services primarily for government clients. Although the Company describes multiple service offerings to four markets to provide a better understanding of the Company’s business operations, the Company does not manage its business or allocate resources based upon those service offerings or markets.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, which clarifies SFAS No. 109 and prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, accounting in interim periods, and disclosure requirements for uncertain tax positions. In the Company’s initial application, FIN 48 was applied to all tax positions for which the statue of limitations remains open. Only tax positions that meet the more-likely-than-not recognition threshold at adoption date will be recognized or continue to be recognized. The accounting provisions of FIN 48 were effective for the Company beginning January 1, 2007. The cumulative effect of adopting FIN 48, as discussed further in Note I, was recorded in retained earnings and other accounts as applicable.

In September 2006, the FASB issued FASB Statement No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No. 157 proscribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS No. 157 will be effective for the Company beginning January 1, 2008. The Company does not believe the adoption of SFAS No. 157 will have a material impact on its financial position, results of operations, or cash flows.

On February 15, 2007, the FASB issued FASB Statement No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 provides for the option to recognize most financial assets and liabilities and certain other items at fair value. SFAS No. 159 requires each company to provide additional information that will help investors and other users of financial statements more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 is effective for the Company beginning January 1, 2008. The Company is evaluating the statement to determine its effect, if any, on its future financial statements and related disclosures.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for the Company beginning January 1, 2009 and will be applied prospectively. The Company cannot determine its effect, if any, on its future financial statements and related disclosures.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to identify and distinguish clearly between the interests of the parent and the interests of the noncontrolling owners. It is effective for the Company beginning January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company has no existing minority interests and therefore does not believe this statement will have a material impact on its financial statements and related disclosures.

NOTE C—CONTRACT RECEIVABLES

Contract receivables consisted of the following at December 31:

	2007	2006
Billed	$140,601	$79,643
Unbilled	51,129	31,011
Retainages	1,079	1,099
Other	883	142
Allowance for doubtful accounts	(3,533)	(1,347)

	2007	2006
Contract receivables, net	$190,159	$110,548

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

The allowance for doubtful accounts is determined based upon management’s best estimate of potentially uncollectible contract receivables. The factors that influence management’s estimate include historical experience and management’s expectations of future losses on a contract-by-contract basis. The Company writes off contract receivables when such amounts are determined to be uncollectible. Losses have historically been within management’s expectations.

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2007	2006
Leasehold improvements	$6,149	$5,672
Software	8,089	7,526
Furniture and equipment	3,361	2,488
Computers	4,087	3,106

	21,686	18,792
Accumulated depreciation and amortization	(14,145)	(13,404)

	$7,541	$5,388

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2007	2006
Balance as of January 1	$83,833	$81,182
Goodwill resulting from the Caliber acquisition	24	2,651
Goodwill resulting from the EEA and APCG acquisitions	8,518	—
Goodwill resulting from the Z-Tech acquisition	24,890	—
Goodwill resulting from the SH&E acquisition	42,226	—

Balance as of December 31	$159,491	$83,833

SH&E

Effective December 3, 2007, the Company acquired 100 percent of the outstanding common shares of Simat, Helliesen & Eichner, Inc. (“SH&E”), a privately held aviation transportation consulting firm that provides strategy, policy, regulatory, financial, and technical consulting services to airlines, airports, and other public and private industry stakeholders. The Company believes that the acquisition will enhance its transportation service offerings, which had been concentrated primarily on surface transportation, with federal, state, and industry clients; enhance its position in key federal markets such as the Federal Aviation Administration and Transportation Security Administration; and combine its climate change expertise with SH&E’s strong aviation presence to be a leader in the expanding air transport and climate change market.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations. The aggregate purchase price was approximately $51.9 million, including $51.4 million of cash and $0.5 million of transaction expenses. The Company has engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets, but this allocation has not yet been finalized. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $48.8 million. The Company has preliminarily allocated approximately $42.2 million to goodwill and $6.6 million to other intangible assets. The intangible assets consist of customer-related intangibles, and marketing-related intangibles in the amounts of approximately $6.1 million, and $0.5 million, respectively. The customer-related intangibles and marketing related intangibles are being amortized over 10 years and 1 year, respectively. Neither the goodwill, nor the amortization of intangibles, is deductible for tax purposes. The results of operations for SH&E are included in the Company’s statement of operations since December 3, 2007.

The fair values as reported below represent management’s estimates of the fair values as of the acquisition date and are based on our initial analysis of supporting information. Due to the timing of the acquisition, management is still in the process of analyzing the fair value of the acquired intangibles, particularly developed technology, and other acquired assets. The final results of our analysis may differ from our preliminary purchase price allocation.

The preliminary purchase price allocation is as follows:

Cash	$2,103
Contract receivables	9,648
Other current assets	357
Customer-related intangibles	6,060
Marketing related intangibles	505
Goodwill	42,226
Other Assets	65
Income tax receivable	1,001
Property and equipment	954

Total assets	62,919

Accounts payable	589
Accrued salaries and benefits	4,044
Accrued expenses	1,078
Deferred tax liabilities	3,220
Non-current liabilities	2,069
Other current liabilities	24

Total liabilities	11,024

Net assets	$51,895

Pro forma Information (Unaudited)

The following unaudited condensed pro forma information presents combined financial information as if the acquisition of SH&E had been effective at the beginning of each year presented. The pro forma information includes adjustments reflecting changes in the amortization of intangibles and interest expense, and to record income tax effects as if SH&E had been included in the Company’s results of operations:

	2007	2006
Revenue	$760,674	$363,754
Net income	$39,898	$11,747
Earnings per share:
Basic earnings per share	$2.82	$1.14
Diluted earnings per share	$2.68	$1.09

Z-Tech

On June 28, 2007, the Company acquired 100 percent of the outstanding shares of Z-Tech Corporation (Z-Tech), a privately held company that provides software engineering, Web design and development, and scientific computing services for federal health agencies. Z-Tech primarily provides services to the five main agencies of the U.S. Department of Health and Human Services, including the National Institutes of Health, Centers for Disease Control and Prevention, U.S. Food and Drug Administration, Substance Abuse and Mental Health Services Administration, and Centers for Medicare and Medicaid Services. The Company undertook the acquisition to become a leader in the high-growth market of health information technology and gain a stronger presence in the federal health care market by combining Z-Tech’s technology and program support expertise with the Company’s established presence in health communications, policy, and clearinghouses.

The acquisition was accounted for in accordance with the provisions of SFAS No. 141. The initial purchase price was approximately $27.6 million including approximately $27.3 million in cash and $0.3 million in transaction expenses. In addition to the initial consideration, the purchase agreement provided for additional cash payments of up to $8.0 million if certain performance criteria are met. If the performance criteria are met, the additional cash payments will be recorded as goodwill. As of December 31, 2007, the Company recorded approximately $5.1 million to goodwill and accrued expenses to account for the portion of the additional purchase price the Company has determined will be payable to Z-Tech’s former shareholders. The final determination of the additional purchase price will not be determined until late 2008. The results of operations for Z-Tech are included in the Company’s statement of operations since June 30, 2007.

The Company has engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $33.9 million. The Company has allocated approximately $24.9 million to goodwill and $9.0 million to other intangible assets. For this acquisition, goodwill and intangibles are not deductible for tax purposes. Pursuant to the guidance in SFAS No. 141, we do not consider this to be a material business combination, and therefore, pro forma and certain other disclosures are not provided.

EEA & APCG

During January of 2007, the Company acquired two companies:

•

The Company acquired 100 percent of the outstanding common stock of Energy and Environmental Analysis, Incorporated (EEA), a privately held company specializing in energy market analyses, modeling, transportation and energy technology, and environmental advisory services. EEA also provides strategic planning and regulatory support to all segments of the natural gas industry. The Company undertook the acquisition to increase its service offerings to the natural gas industry and to combine modeling frameworks of the Company and EEA in the electricity and gas sectors to create a unique platform for integrated energy analyses. Such analyses are becoming more important because of the increased use of natural gas and liquefied natural gas (“LNG”) as fuels to generate electric power, and the increased interest in analyzing the impacts of evolving greenhouse gas regulations at the state, provincial, and federal levels in North America.

•

The Company also acquired 100 percent of the outstanding common stock of Advanced Performance Consulting Group, Inc. (APCG), a privately held company that helps federal organizations develop and implement strategy, improve enterprise performance, manage change, support employee growth, and communicate effectively. The Company undertook the acquisition to enhance its capabilities in human capital and strategic communications consulting and to complement its work with the Department of Homeland Security, Department of Defense, and key civilian agencies.

Both acquisitions were accounted for in accordance with the provision of SFAS No. 141. The aggregate purchase price of these acquisitions was approximately $13.4 million, including approximately $13.0 million in cash consideration and $0.4 million in transaction expenses. The results of operations for EEA and APCG have been included in the Company’s statement of earnings since January 1, 2007.

The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The aggregate excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $11.8 million. The Company has allocated approximately $8.5 million to goodwill and $3.3 million to other intangible assets. Both EEA and APCG were purchased under the election provisions of Internal Revenue Code 338(h)(10), and therefore, for these acquisitions, goodwill and intangibles are deductible for tax purposes. Supplemental pro forma data is not presented because the Company does not consider these to be material business combinations pursuant to the guidance in SFAS No. 141.

In 2006, additional purchase price of approximately $2.7 million was recorded to estimate the anticipated payments related to the earnouts in the Caliber purchase agreement. In 2007, the Company paid approximately $1.2 million of the estimated additional purchase price. The remaining $1.5 million is currently in escrow. The anticipated payments related to the earnouts will be paid from funds currently held in escrow. The amounts held in escrow are classified as Restricted Cash on the consolidated balance sheet.

Other Intangible Assets

Intangible assets related to contracts and customers acquired from the Company’s acquisition of two divisions of the former ADL in May 2002 were initially amortized on a straight-line basis over expected contract periods and the estimated life of customer relationships over a weighted-average period of nine and 90 months, respectively. During 2005, the Company revised the initial estimated life of 90 months for customer-related intangible assets to 44 months, which was determined to be consistent with the estimated economic benefits of the intangible asset. The effect of the change in the estimated life of the ADL intangible assets was the recording of approximately an additional $1.8 million of amortization expense in 2005.

Intangible assets are primarily amortized over periods ranging from 1 to 10 years. The weighted-average period of amortization for all intangible assets as of December 31, 2007 is 5.2 years. The customer-related intangible assets, which consists of customer contracts, backlog and non-contractual customer relationships, related to the acquisitions are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The weighted-average period of amortization of the customer-related intangibles is 5.5 years. Intangible assets related to acquired non-compete agreements, developed technology, marketing tradename, and trademarks obtained in connection with business combinations are amortized on a straight-line basis over their weighted-average period of amortization is 4.0 years, 3.3 years, 1.0 year, and 3.0 years, respectively.

Other intangibles consisted of the following at December 31:

	2007	2006
Customer-related intangibles	$20,727	$3,411
Non-compete agreements	778	778
Developed technology	1,532	545
Marketing tradename	557	—
Trademarks	90	76

	23,684	4,810
Less: accumulated amortization	(5,974)	(2,090)

	$17,710	$2,720

Aggregate amortization expense for the years ended December 31, 2007, 2006, and 2005, was approximately $3.9 million, $1.5 million, and $2.8 million, respectively. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2008	$5,924
2009	4,646
2010	4,265
2011	921
2012	679
Thereafter	1,275

$17,710

NOTE F—ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2007	2006
Accrued bonuses and commissions	$16,097	$9,400
Accrued vacation	5,447	3,473
Accrued salaries	4,750	2,558
Accrued payroll taxes	421	1,645
Other	1,086	651

	$27,801	$17,727

NOTE G—ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

	2007	2006
Accrued subcontractor costs	$27,826	$27,910
Accrued acquisition earn-out	7,249	2,650
Deposits	2,974	240
Accrued insurance premiums	2,482	1,261
Accrued professional services	2,116	273
Accrued rent	990	1,490
Accrued software licensing costs	865	996
Accrued taxes	446	344
Accrued non-compete liability	—	440
Other accrued expenses	2,136	1,838

	$47,084	$37,202

NOTE H—LONG-TERM DEBT

In August 2003, the Company entered into a financing arrangement with a group of lenders. The agreement required the Company to retire its existing bank debt in full with the proceeds from this new credit facility. The Company incurred approximately $0.6 million in debt issuance costs related to this credit facility.

In January 2005, in connection with the Synergy acquisition, the Company and its lenders agreed to modify the credit facility. The modification provided for an increase in the revolving line of credit and term debt commitment amounts from $28.0 million to $35.0 million, and $12.0 million to $15.0 million, respectively. Substantially all the other terms and conditions remained the same. The Company incurred approximately $0.3 million in debt issuance costs related to its amended financing arrangement.

In October 2005, in connection with the Caliber acquisition, the Company and its lenders agreed to amend and restate its existing credit facility. The Amended and Restated Credit Agreement provided for an increase in the revolving line of credit commitment amount from $35.0 million to $45.0 million and replaced the term debt commitment of $15.0 million with a Term Loan Facility commitment of $22.0 million and a Time Loan Facility commitment of $8.0 million. The Term Loan and Time Loan were paid in full in 2006. In addition, the Note Payable to Kaiser (See Note L) was paid in full. The Company incurred approximately $0.2 million in debt issuance costs related to its amended financing arrangement. With the finalization of this banking arrangement in October 2005, the unamortized debt issuance costs of approximately $0.3 million associated with the prior credit facility were charged to earnings. The banking arrangement was amended five times in 2006 and 2007, as described below, resulting in an increase in availability under the revolving line of credit, a different interest rate pricing grid, and the adjustment of the credit agreement’s financial covenants.

The Company’s debt issuance costs are being amortized over the term of indebtedness and totaled approximately $0.6 million and $0.5 million, net of accumulated amortization of approximately $0.3 million and $0.2 million as of December 31, 2007 and 2006, respectively. Amortization expense of approximately $0.1 million, $0.2 million, and $0.6 million was recorded in the accompanying Consolidated Statements of Earnings for the years ended December 31, 2007, 2006, and 2005, respectively.

Long-term debt consisted of the following at December 31:

	2007	2006
Revolving Line of Credit/Swing Line provides for borrowings up to the lesser of $115 million for 2007 and $95 million for 2006 or the eligible borrowing base, and matures in October 2010. Outstanding borrowings bear daily interest at a base rate (based on the U.S. Prime Rate, which was 7.25% at December 31, 2007, and 8.25% at December 31, 2006, plus spread) or LIBOR plus spread, payable monthly.	$47,079	—

Less: current portion	—	—

	$47,079	$—

The bank debt is collateralized by substantially all assets of the Company, and require the Company to remain in compliance with certain financial ratios, as well as other restrictive covenants. As of December 31, 2007, the Company was in compliance with all covenants.

Amendments to credit facility

On March 14, 2006, the Company and its lenders agreed to the First Amendment to the Amended and Restated Credit Agreement (dated as of October 5, 2005) to provide the Company with a temporary increase its revolving line of credit of $6.0 million through June 30, 2006, and then decreasing to $4.0 million from the period July 1 through August 31, 2006, to cover working capital needs, not to exceed the total capacity of revolving line of $45.0 million. This amendment also adjusted the credit facility’s financial covenants to allow for greater leverage and adjusted the interest rate pricing grid.

On August 25, 2006, the Company and its lenders agreed to the Second Amendment to the Amended and Restated Credit Agreement to increase the revolving line of credit commitment amount from $45.0 million to $65.0 million and to provide the Company with a temporary increase to its revolving line of credit of $10.0 million through the earlier of the completion of the Company’s initial public offering or December 15, 2006, to cover working capital needs, not to exceed the total capacity of revolving line of credit of $65.0 million. In this amendment, the Company’s lenders approved its IPO, requiring most of the proceeds of such offering to be used to pay the Company’s outstanding debt. This amendment also adjusted the credit facility’s financial covenants to allow for greater leverage and to make adjustments to the fixed charge coverage covenant.

On December 29, 2006, the Company and its lenders agreed to the Third Amendment to the Amended and Restated Credit Agreement to increase the various dollar baskets set forth in the credit agreement to allow the Company to conduct certain business without approval from the lenders, to remove the lender’s requirement for an interest rate swap, to reduce the interest rates set forth in the interest rate pricing grid, and to allow the Company to make certain acquisitions without prior lender approval.

On June 28, 2007, the Company and its lenders agreed to the Fourth Amendment to the Amended and Restated Credit Agreement, which increased its revolving line of credit from $65.0 million to $95.0 million (part of which is a swing-line commitment that increased from $10.0 million to $20.0 million). This amendment also included consent from the Company’s lenders for the Company to acquire Z-Tech.

On December 3, 2007, the Company and its lenders agreed to the Fifth Amendment to the Amended and Restated Credit Agreement, which increased the Company’s revolving line of credit from $95.0 million to $115.0 million. This amendment also included consent from the Company’s lenders for it to acquire SH&E and allowed the Company to increase the size of its borrowing base by the addition of unbilled government account receivables. At the same time, the lenders agreed to allow the Company a temporary over-advance (borrowings greater than the current borrowing base but less then the total commitment on the revolving credit facility), if needed, up to $20.0 million for a four-month period. The Company has not made use of this allowance. As part of this amendment, the Company’s lenders also agreed to lower the interest rate pricing grid for the credit facility. In addition, the Sixth Amendment and the Second Amended and Restated Business Loan and Security Agreement were executed in 2008 (See Note Q).

Letters-of-Credit

At December 31, 2007 and 2006, the Company had outstanding letters-of-credit totaling approximately $0.5 million. These letters-of-credit expire on various dates through 2008.

Interest Rate Swap Agreement

In November 2005, the Company entered into an interest rate swap agreement as part of its amended credit facility to reduce the Company’s exposure to interest rate fluctuations on variable rate debt. The effect of the agreement was to effectively establish a fixed USD-LIBOR rate of 5.11 percent. The interest rate swap agreement expires November 10, 2008. At December 31, 2007, the interest rate swap agreement covered a notional amount of $15 million, and variable rate debt outstanding was approximately $47 million.

The Company designates its derivatives based upon the criteria established by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments. SFAS No. 133 requires that an entity recognize all derivatives as assets or liabilities in the balance sheet and measure those instruments at fair value.

The interest rate swap agreement did not qualify for hedge accounting. Therefore, the change in fair value is reflected in the Consolidated Statement of Earnings and resulted in a net interest expense of approximately $0.1 million, and $(0.1) million during the year ended December 31, 2007 and 2006, respectively.

NOTE I—INCOME TAXES

Income tax expense consisted of the following at December 31:

	2007	2006	2005
Current:
Federal	$24,030	$7,633	$3,008
State	5,503	1,819	773
Foreign	815	272	—

	30,348	9,724	3,781
Deferred:
Federal	(1,486)	(1,246)	(1,578)
State	(320)	(268)	(338)

	(1,806)	(1,514)	(1,916)

	$28,542	$8,210	$1,865

Deferred tax assets (liabilities) consisted of the following at December 31:

	2007	2006
Deferred Tax Assets
Current:
Stock option compensation	$1,091	$1,045
Allowance for bad debt	1,759	650
Accrued vacation	1,636	1,007
Other	1,057	948

Total current deferred tax asset	5,543	3,650

Non-current:
Foreign net operating loss carryforward (NOL)	777	739
Stock option compensation	991	—

	2007	2006
Depreciation	1,138	1,071
Deferred rent	702	667
Valuation allowance	(777)	(739)
Other	619	986

Total non-current deferred tax assets	3,450	2,724

Total Deferred Tax Assets	8,993	6,374

Deferred Tax Liabilities
Current:
Retention	(427)	(434)
Section 481(a) adjustment	(1,214)	(722)

Total current deferred liability	(1,641)	(1,156)
Non-current:
Amortization	(10,807)	(3,297)
Section 481(a) adjustment	(984)	(722)
Other	(768)	(29)

Total non-current deferred tax liabilities	(12,559)	(4,048)

Total Net Deferred Tax Liabilities	(14,200)	(5,204)

Total Net Deferred Tax (Liability) Asset	$(5,207)	$1,170

As of December 31, 2007, the Company had foreign NOL carryforwards of approximately $2.0 million, which are fully reserved and began to expire in 2006.

The Company has deferred tax assets applicable to the following jurisdictions where the Company’s operations have a recent history of pre-tax cumulative losses for financial reporting purposes.

	2007	2006
Canada	$477	$546
Russia	300	193

Total	$777	$739

The need to establish valuation allowances for these deferred assets is based on a more-likely-than-not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration is given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives. It has been determined that it is more likely than not that the deferred assets in the Company’s Canadian and Russian operations will not be realized. Therefore, the Company has recorded a full valuation allowance against these deferred assets.

On January 1, 2007, the Company adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation the Company identified $0.8 million of unrecognized tax benefits (“UTB”), plus $0.1 million in accrued penalty and interest, and in accordance with the transition provisions of FIN 48, recorded a decrease to its beginning balance of retained earnings of $.9 million. A reconciliation of the activity in the UTB accounts, excluding penalty and interest, is as follows:

Balance at January 1, 2007	$804
Increases related to prior year tax positions	126
Increases related to acquisitions	1,293

Balance at December 31, 2007	$2,223

Of the total UTB as of December 31, 2007, $0.9 million would affect the effective tax rate if recognized. The $1.3 million UTB related to acquisitions would not affect the effective tax rate if recognized, but would be a decrease to Goodwill related to the acquired companies. The Company does not anticipate a significant increase or decrease to the total UTB during 2008. Our 2003 through 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes.

The Company recognized approximately $.2 million of penalty and interest, added approximately $0.5 million of penalty and interest related to acquisitions during the year ended December 31, 2007, and has approximately $0.8 million of accrued penalty and interest at December 31, 2007.

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Approximate differences between the statutory rate and the Company’s provision are as follows:

	2007	2006	2005
Taxes at statutory rate	35.0%	35.0%	34.0%
State taxes, net of federal benefit	4.6%	4.6%	4.6%
Foreign taxes, net of federal benefit	0.8%	0.9%	—
Other permanent differences	1.3%	1.4%	4.5%
Change in valuation allowance	0.1%	0.3%	1.4%
Prior year tax adjustments	0.9%	0.9%	3.2%
Tax credits	(1.4)%	(2.2)%	—
Deferred asset changes due to tax rate and other	—	—	0.3%

	41.3%	40.9%	48.0%

NOTE J—ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

On June 25, 1999, the Company adopted the ICF Consulting Group, Inc., Management Stock Option Plan (the 1999 Plan). The Plan provides for the granting of straight and incentive awards to employees of the Company to purchase shares of the Company’s common stock. A total of 1,334,027 shares of common stock were originally reserved for issuance under the 1999 Plan. In May 2002, the Company amended the 1999 Plan to reserve an additional 238,313 shares for issuance. The exercise price for straight awards granted under the 1999 Plan shall not be less than $5.00 per share. The option price for incentive awards granted under the 1999 Plan is determined by the Compensation Committee of the Board of Directors based upon the fair market value of the Company’s common stock on the date of grant. Awards are no longer being made under the 1999 Plan, and the 1999 Plan will expire in June 2009. A total of 5,658 shares remain ungranted under the Plan.

Effective with the Company’s initial public offering of stock in September 2006, a new long-term equity incentive plan (the 2006 Plan) was adopted. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other incentive awards, including restricted stock units. Under the 2006 Plan, the Company may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of the Company’s fiscal years beginning in 2007, equal to the lesser of 3% of the number of outstanding shares of common stock, or an amount determined by the Board of Directors. Under this “evergreen provision,” 416,241 additional shares were made available under the plan on January 1, 2007, and thereafter registered. On March 10, 2008, the Board of Directors approved 1.5% increase to the number of outstanding shares of common stock under the “evergreen provision,” and the Company intends to register such additional shares under the plan in the near future. Persons eligible to participate in the 2006 Plan include all officers and key employees of the Company, as determined by the Compensation Committee of the Board of Directors, and all non-employee directors.

Total compensation expense relating to stock-based compensation amounted to approximately $3.7 million, $1.1 million, and $2.1 million for the years ended December 31, 2007, 2006, and 2005, respectively.

As of December 31, 2007, the total unrecognized compensation expense related to nonvested stock awards totaled approximately $16.1 million. These amounts are expected to be recognized over a weighted-average period of 1.94 years.

Stock Options

All stock options granted to date have been under the 1999 Plan. Option awards are granted with an exercise price equal to the fair market value on the date of grant. All options outstanding as of December 31, 2007 have a 10-year contractual term. The Company expenses the value of these option grants over the vesting period. The Company recorded approximately $0.4 million of compensation expense related to stock options for the year ended December 31, 2007.

The fair value of the options is estimated on the date of grant using the Black-Scholes-Merton pricing model that uses the assumptions in the following table:

Year Ended December 31, 2007
Dividend yield	—%
Expected volatility	41.09%
Risk-free interest rate	4.52%
Expected term (in years)	5
Weighted average fair value of options granted	$7.81

Dividend Yield. The Company has not paid dividends in the past nor does it expect to pay dividends in the future, therefore a dividend yield percentage of zero is used.

Expected Volatility. The options granted by the Company prior to September 30, 2006 were granted prior to the Company being publicly traded. Accordingly, there was no history of share prices determined on the open market prior to that time. As a result of the relatively short period of public trading, the Company’s expected volatility is determined annually using the midpoint of a basket of peer company historical volatility rates until such time that the Company establishes a more extensive stock history.

Expected Term. The Company has a relatively short history of employee exercise behavior. The expected term of five years was estimated by considering the contractual terms of the grants, vesting schedules, employee forfeitures, and expected terms of option grants by similar public companies.

Risk-Free Interest Rate. The Company bases the risk-free interest rates used in the Black-Scholes-Merton valuation method on implied interest rates for U.S. Treasury securities at the grant date with terms consistent with the expected terms of the stock options. The risk-free interest rate used in valuing options granted during the year ended December 31, 2007 was 4.52%.

The following table summarizes changes in outstanding stock options:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2004	1,435,992	$5.72
Granted in 2005	102,045	$7.34
Forfeited/Expired	(18,798)	$5.82

Outstanding at December 31, 2005	1,519,239	$5.86
Granted in 2006	78,780	$9.05
Exercised	(79,600)	$6.04
Forfeited/Expired	(31,337)	$6.32

Outstanding at December 31, 2006	1,487,082	$6.01
Granted in 2007	210,000	$18.31
Exercised	(652,521)	$6.01
Forfeited/Expired	(1,000)	$9.05

Outstanding at December 31, 2007	1,043,561	$8.48

Vested and expected to vest at December 31, 2007	1,039,082	$8.44

Exercisable at December 31, 2007	833,561	$6.00

The aggregate intrinsic value of the shares outstanding in the preceding table represents the total pretax intrinsic value of in-the-money options based on the Company’s stock price of $25.26 as of December 31, 2007, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercisable was approximately $16.1 million. The intrinsic value of options vested and expected to vest was approximately $17.5 million, and the intrinsic value of options exercised during the year ended December 31, 2007 was approximately $9.1 million. The weighted-average remaining contractual term for options vested and expected to vest was 5.09 years.

Information regarding stock options outstanding as of December 31, 2007 is summarized below:

Range of Exercise Prices	Number Outstanding As of 12/31/07	Weighted- Average Remaining Contractual Term (yrs)	Weighted- Average Exercise Price	Number Exercisable As of 12/31/07	Weighted- Average Exercise Price
$5.00	331,013	2.26	$5.00	331,013	$5.00
$6.00	44,000	3.00	$6.00	44,000	$6.00
$6.10	289,548	4.50	$6.10	289,548	$6.10
$7.34	125,000	6.66	$7.34	125,000	$7.34
$9.05	44,000	8.19	$9.05	44,000	$9.05
$18.31	210,000	9.22	$18.31	0	$0.00

$5.00-$18.31	1,043,561	5.09	$8.48	833,561	$6.00

Restricted Stock Awards

Pursuant to the 2006 Plan, the Company issued 9,485 shares of restricted stock to the directors on November 12, 2007, which vested immediately. The grant date fair value of these restricted stock awards was $25.30.

Compensation expense computed for the year ended December 31, 2007 was approximately $0.8 million. Unrecognized expense related to restricted stock awards totaled approximately $1.0 million. Such amounts are expected to be recognized over a weighted-average period of 1.3 years.

Restricted Stock Units

During the year ended December 31, 2007, the Company awarded 462,965 restricted stock units to employees that vest over three years. Upon vesting, the employee is issued one share of stock for each restricted stock unit he or she holds. Restricted stock units were valued based on the grant date value of a share of common stock and are expensed on a straight-line basis over the vesting period of the award. The weighted-average grant date fair value of restricted stock units granted during the year ended December 31, 2007 was $24.82.

Compensation expense computed under the fair value method for the year ended December 31, 2007 was approximately $2.5 million.

At December 31, 2007, unrecognized expense related to restricted stock units totaled approximately $14.0 million. These costs are expected to be recognized over a weighted-average period of 1.68 years. The aggregate intrinsic value of restricted stock units at December 31, 2007 that are expected to vest was approximately $21.9 million.

A summary of the status of the Company’s non-vested restricted share units for the year ended December 31, 2007 are presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested restricted stock units at January 1, 2007	464,000	$12.69	$6,737
Granted	462,965	$24.82	$11,492
Vested	—	—	—
Cancelled	(36,300)	$12.43	$(917)

Non-vested restricted stock units at December 31, 2007	890,665	$19.00	$22,498
Restricted stock units expected to vest in the future	866,896	$19.00	$21,898

The aggregate intrinsic value in the preceding table is based on the Company’s stock price of $25.26 as of December 31, 2007.

NOTE K—EARNINGS PER SHARE

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing reported net income by the weighted-average number of shares and warrants outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and restricted stock units. The effect of 213,328 shares on common stock equivalents had no impact upon the year ended December 31, 2007 because they are anti-dilutive to EPS. The dilutive effect of stock options and awards for each period reported is summarized below:

	2007	2006	2005
	(in thousands)
Basic weighted-average shares outstanding	14,152	10,321	9,185
Effect of potential exercise of stock options, restricted stock and restricted stock units	744	475	552

Diluted weighted-average shares outstanding	14,896	10,796	9,737

NOTE L—COMMITMENTS AND CONTINGENCIES

Litigation and Claims

Various lawsuits and claims and contingent liabilities arise in the ordinary course of the Company’s business. The ultimate disposition of certain of these contingencies is not determinable at this time. The Company’s management believes there are no current outstanding matters that will materially affect the Company’s financial position or results of operations.

Operating Leases

The Company has entered into various operating leases for equipment and office space. Certain facility leases may contain fixed escalation clauses, require that the Company pay operating expenses in addition to base rental amounts, and two leases require the Company to maintain letters-of-credit. Rent expense and sub-lease income for operating leases was approximately $15.6 million and $0.3 million, respectively, for 2007, approximately $12.6 million and $0.4 million, respectively, for 2006, and approximately $10.9 million and $0.6 million, respectively, for 2005.

Future minimum rental payments under all non-cancelable operating leases are as follows:

Year ending December 31,
2008	$16,406
2009	15,364
2010	13,373
2011	11,116
2012	8,485
Thereafter	—

$64,744
Less: Sublease Income	(1,020)

$63,724

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

Long-term employment agreements

The Company entered into an amended and restated employment agreement with the Chief Executive Officer (CEO) as of the effective date of the initial public offering. The Company or the CEO may terminate this agreement by giving 45 days notice to the other. Absent a change in control, if he is involuntarily terminated without cause or resigns for good reason, he will be paid all accrued salary, a severance payment equal to twenty-four months of his base salary and a pro rata bonus for the year of termination. Additionally, the vesting of his unvested 33,333 restricted stock grants held as of December 31, 2007, will be accelerated in connection with such a termination. From time-to-time, the Company enters into other agreements with employees that may include acceleration of payments upon a change of control.

Settlement of Claims with Kaiser

In June 2002, the Company and ICF Kaiser International, Inc. (Kaiser), the Company’s former parent, executed a mutual release and settlement agreement to settle the pending claims (the Dispute) by the Company against Kaiser. In consideration of the Company settling the Dispute, Kaiser agreed to the following terms:

a.	Cancellation of approximately $2.2 million of the principal amount of indebtedness owed by the Company to Kaiser.

b.	Cancellation of the original notes owed to Kaiser, which totaled approximately $6.6 million, and the issuance of a new promissory note in the amount of approximately $6.4 million. The new promissory note accrued interest at 8.5 percent during the period the note was held by Kaiser. Upon any sale of the note to a third party, the interest rate would have increased to 10.5 percent per annum. This note was paid in full in 2005 (See Note H).

c.	Kaiser, and all of its assigns, release and discharge the Company from any liabilities, debts, and damages arising out of the Dispute.

d.	Kaiser sold to the Company all of its remaining common stock in Consulting for approximately $4.5 million.

e.	Release of Kaiser from its indemnification obligations to the Company against certain future subcontractor claims and other liabilities existing in 1999. Therefore, the Company recorded accrued liabilities based upon its best estimate of anticipated subcontractor claims and other liabilities. The carrying amount of this accrued liability was approximately $0.7 million and $0.8 million as of December 31, 2007 and 2006, respectively.

NOTE M—ABANDONMENT OF SPACE

On April 14, 2006, the Company decided to abandon, effective June 30, 2006, its San Francisco, California leased facility and relocate its staff to other space. The San Francisco lease obligation expires in July 2010 and covers 12,000 square feet, at an annual rate of $79 per square foot plus operating expenses. Management believed, based upon consultation with its leasing consultants, that the current market for similar space was substantially below this cost. The Company recognized an approximately $3.3 million pre-tax charge during 2006, which is included in indirect and selling expenses, primarily for rent expense and the disposal of leasehold improvements, associated with the abandonment of the San Francisco facility.

In addition, on April 14, 2006, the Company decided to abandon a portion of its Lexington, Massachusetts leased facility that it had been unable to sublease. The lease for the abandoned space expires in June 2012 and the abandoned space covers approximately 6,000 square feet. The Company recognized an approximately $0.8 million pre-tax charge during 2006, which is included in indirect and selling expenses, primarily for rent expense associated with the abandonment of this Lexington, Massachusetts facility.

During the second quarter of 2006, the Company recorded an approximately $4.3 million pre-tax charge for the abandonment of leased facilities in San Francisco, California and Lexington, Massachusetts, as further described below. In the second half of 2006, the Company recorded a reduction to expense of approximately $0.2 million due to a change in the estimate of anticipated sublease income.

The following table summarizes information regarding the liabilities associated with the above lease abandonments, of which approximately $0.7 million was included in accrued expenses with the remainder included in other liabilities on the Company’s consolidated balance sheet for the year ended December 31, 2007:

Beginning balance	$3,224
Costs incurred and charged to indirect and selling expenses	162
Costs settled	(1,451)

Ending Balance	$1,935

NOTE N—EMPLOYEE BENEFIT PLANS

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the Retirement Savings Plan). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code.

Effective January 1, 2005, participants in the Retirement Savings Plan were able to elect to defer up to 70 percent of their compensation subject to statutory limitations, and were entitled to receive 100 percent employer matching contributions for the first 3 percent and 50 percent for the next 2 percent of the participant’s compensation. Contribution expense related to the Plans for the years ended December 31, 2007, 2006, and 2005, was approximately $4.4 million, $3.2 million, and $2.1 million, respectively.

NOTE O—RELATED-PARTY TRANSACTIONS

Effective with the 1999 purchase of Consulting from Kaiser, the Company entered into a seven-year management services agreement with the controlling member of the Company. The agreement called for a fixed consulting fee of $0.1 million per annum, as well as a variable fee based upon the Company’s annual earnings, adjusted as defined in the agreement. During 2006, management fees related to this agreement were approximately $0.5 million, and were included in operating expenses in the accompanying consolidated financial statements. Upon the Company’s IPO, this management services agreement was terminated, therefore, no management fees were paid during 2007.

NOTE P—SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	2007	2006	2005
Balance at beginning of period	$1,347	$1,984	$1,696
Additions	2,461	79	1,167
Deductions	(275)	716	879

Balance at end of period	$3,533	$1,347	$1,984

NOTE Q—SUBSEQUENT EVENTS

Acquisition

In February 2008, the Company acquired 100 percent of the outstanding common stock of Jones & Stokes Associates, Inc. (Jones & Stokes). Jones & Stokes provides integrated planning and resource management services, specializing in the transportation, energy, water, and natural resource management sectors. Jones & Stokes supports a broad mix of federal, commercial, state, and local government clients on projects to plan and implement required infrastructure improvements and mandated government programs. The Company undertook the acquisition to expand ICF’s environmental and large project implementation capabilities across such strategic growth areas as transportation and infrastructure, energy, climate change, and water resources. The Company also undertook the acquisition to expand its presence in the western U.S. markets, where natural resources issues are a growing concern and where Jones & Stokes has outstanding market presence. The acquisition was accounted for in accordance with the provision of SFAS No. 141. The purchase price was $50.0 million in cash consideration, excluding transaction expenses and a working capital adjustment. The Company has engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets, but this allocation has not yet been finalized. The excess of the purchase price over the estimated fair value of the net tangible assets acquired has not yet been estimated.

Credit Agreement

On February 14, 2008, the Company and its lenders agreed to a Sixth Amendment to our Amended and Restated Credit Agreement, which increased our revolving line of credit from $115.0 million to $125.0 million and included consent from the lenders for the Company to acquire Jones & Stokes. On February 20, 2008, the Company signed the Second Amended and Restated Business Loan and Security Agreement with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (until February 20, 2013). This revised credit facility provides for borrowings on a revolving line of credit up to $275.0 million without a borrowing base requirement, subject to the Company’s compliance with both financial and non-financial covenants. The revised credit facility also provides for an “accordion feature,” which permits additional revolving credit commitments up to $75.0 million under the same terms and conditions as the existing revolving line of credit, subject to bank approval. This agreement also provides pre-approval of the lenders for the Company to acquire other companies each with a purchase price up to $75.0 million if certain conditions are met, lowers the interest rate pricing grid, and provides less restrictive financial and non-financial covenants than the Company’s previous agreement.

NOTE R—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2007				2006
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Contract revenue	$151,713	$190,171	$198,813	$186,423	$53,448	$56,145	$107,801	$113,885
Earnings from operations	14,660	18,623	19,827	17,412	3,167	(1,563)	6,340	14,996
Net earnings	$8,682	$11,160	$11,094	$9,620	$1,094	$(1,406)	$2,973	$9,206

Earnings per share:
Basic	0.63	$0.79	$0.78	$0.67	$0.12	$(0.15)	$0.32	$0.68
Diluted	0.60	0.75	0.74	0.64	0.11	(0.14)	0.28	0.65
Weighted-average common shares outstanding
Basic	13,753	14,123	14,299	14,423	9,225	9,270	9,334	13,527
Diluted	14,415	14,848	14,999	15,139	9,772	9,809	10,475	14,179

Note:	Amounts do not sum to annual numbers in all cases due to rounding.

Net earnings in the fourth quarter of 2007 were negatively impacted by non-cash compensation expense of $1.5 million for the grant of share-based awards and $0.7 million in expense to write off the costs related to an unsuccessful acquisition.