Form 10-Q
period 2008-03-31
ICF International, Inc.
filed 2008-05-12
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer, “ “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐ Large accelerated filer	☒ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of April 30, 2008, there were 14,701,001 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS AT

MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007

(in thousands)

Assets

	March 31, 2008	December 31, 2007
	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,567	$2,733
Contract receivables, net	161,178	190,159
Prepaid expenses and other	4,618	3,955
Income tax receivable	—	1,933
Deferred income taxes	4,972	3,902

Total current assets	173,335	202,682

Total property and equipment, net	8,974	7,541
Other assets:
Goodwill	201,948	159,491
Other intangible assets, net	20,649	17,710
Restricted cash	3,645	3,668
Other assets	2,917	1,933

Total assets	$411,468	$393,025

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	March 31, 2008	December 31, 2007
	(Unaudited)
Current Liabilities:
Accounts payable	$41,708	$74,260
Accrued expenses	41,990	47,084
Accrued salaries and benefits	19,712	27,801
Deferred revenue	13,698	16,067
Income taxes payable	6,574	—

Total current liabilities	123,682	165,212

Long-term liabilities:
Long-term debt	92,903	47,079
Deferred rent	1,980	1,773
Deferred income taxes	12,510	9,109
Other	5,058	5,061

Total Liabilities	236,133	228,234
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 14,694,245 and 14,593,723 issued; and 14,631,435 and 14,531,531 outstanding as of March 31, 2008, and December 31, 2007, respectively	15	15
Additional paid-in capital	112,558	109,795
Treasury stock, at cost	(760)	(746)
Accumulated other comprehensive income	341	361
Stockholder notes receivable	(21)	(21)
Retained earnings	63,202	55,387

Total stockholders’ equity	175,335	164,791

Total liabilities and stockholders’ equity	$411,468	$393,025

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended March 31,
	2008	2007
Gross Revenue	$175,148	$151,713
Direct Costs	120,407	108,152
Operating costs and expenses:
Indirect and selling expenses	37,237	27,734
Depreciation and amortization	2,783	1,167

Total operating costs and expenses	40,020	28,901

Operating Income	14,721	14,660
Interest expense	(1,210)	(324)
Other income (expense)	(50)	278

Income before taxes	13,461	14,614
Provision for income taxes	5,646	5,932

Net income	$7,815	$8,682

Earnings per Share:
Basic	$0.54	$0.63

Diluted	$0.51	$0.60

Weighted-average Shares:
Basic	14,482	13,753

Diluted	15,179	14,415

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2008	2007
Cash flows from operating activities
Net income	$7,815	$8,682
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,783	1,167
Non-cash compensation	1,670	619
Accrued interest on stockholder notes	—	(11)
Loss on disposal of fixed assets	102	—
Deferred income taxes	(3,244)	(860)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	46,733	(41,648)
Prepaid expenses and other	723	(286)
Accounts payable	(36,801)	10,810
Accrued expenses	(6,658)	16,502
Accrued salaries and benefits	(11,860)	(809)
Deferred revenue	(2,488)	(2,725)
Income tax payable	7,750	1,563
Deferred rent	(22)	18
Other liabilities	(413)	(11)

Net cash provided by (used in) operating activities	6,090	(6,989)

Cash flows from investing activities
Capital expenditures	(1,236)	(921)
Payments for trademark application	—	(15)
Capitalized software development costs	(63)	(178)
Additional payments for acquisition of Caliber Associates, Inc.	—	(500)
Payments for business acquisitions, net of cash acquired	(50,652)	(12,855)

Net cash used in investing activities	(51,951)	(14,469)

Cash flows from financing activities
Advances from working capital facilities	101,121	52,406
Payments on working capital facilities	(55,297)	(33,479)
Restricted cash	23	(1,432)
Debt issue costs	(1,211)	(7)
Exercise of options	455	1,283
Tax benefits of stock option exercises	607	880
Other	17	72

Net cash provided by financing activities	45,715	19,723
Effect of Exchange Rate on Cash	(20)	12

Net decrease in cash and cash equivalents	(166)	(1,723)
Cash and cash equivalents, beginning of period	2,733	2,997

Cash and cash equivalents, end of period	$2,567	$1,274

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$924	$213

Income taxes	$617	$4,364

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share data)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the Company’s results for the three-month periods ended March 31, 2008, and March 31, 2007. Operating results for the three-month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2008.

Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (“ICFI”) and its subsidiaries (collectively, the “Company”). The Company provides management, technology, and policy professional services in the areas of energy and climate change, environment and infrastructure, health, human services and social programs, and homeland security and defense. The Company’s major clients are the State of Louisiana and United States (“U.S.”) government agencies, especially the Department of Health and Human Services (“HHS”), Department of Defense (“DoD”), Environmental Protection Agency (“EPA”), Department of Homeland Security (“DHS”), Department of Transportation (“DOT”), Department of Justice (“DOJ”), Department of Housing and Urban Development (“HUD”), and Department of Energy (“DOE”); commercial entities, particularly electric and gas utilities and other energy market participants; and other government organizations throughout the U.S. and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with 31 domestic regional offices and international offices in London, Moscow, New Delhi, Rio de Janeiro and Toronto.

Note 2. Acquisitions

Jones & Stokes Associates, Inc. In February 2008, the Company acquired 100 percent of the outstanding common stock of Jones & Stokes Associates, Inc. (“Jones & Stokes”), a privately held firm that provides integrated planning and resource management services, specializing in the transportation, energy, water, and natural resource management sectors. Jones & Stokes supports a broad mix of federal, commercial, state, and local government clients on projects to plan and implement infrastructure improvements and mandated government programs. The Company undertook the acquisition to expand ICF’s environmental and large project implementation capabilities across such strategic growth areas as transportation and infrastructure, energy, climate change, and water resources. The Company also undertook the acquisition to expand its presence in the western U.S. markets, where natural resources issues are a growing concern and where Jones & Stokes has outstanding market presence.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations. The aggregate purchase price was approximately $50.1 million, including $48.7 million of cash and $1.4 million of transaction expenses. The Company has engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets, but this allocation has not yet been finalized. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $47.3 million. The Company has preliminarily allocated approximately $44.2 million to goodwill and $3.1 million to other intangible assets. The intangible assets consist of customer-related intangibles, and marketing-related intangibles in the amounts of approximately $3.0 million, and $0.1 million, respectively. Neither the goodwill, nor the amortization of intangibles, is deductible for tax purposes. The results of operations for Jones & Stokes are included in the Company’s statement of operations since February 11, 2008.

Management’s estimates of the fair values are as of the acquisition date and are based on our initial analysis of supporting information. Due to the timing of the acquisition, management is still in the process of analyzing the fair value of the acquired intangibles and other acquired assets. The final results of our analysis may differ from our preliminary purchase price allocation. Pursuant to the guidance in SFAS No. 141, we do not consider this to be a material business combination, and therefore, pro forma and certain other disclosures are not provided.

Simat, Helliesen & Eichner, Inc. In December 2007, the Company acquired 100 percent of the outstanding common shares of Simat, Helliesen & Eichner, Inc. (“SH&E”), a privately held aviation transportation consulting firm that provides strategy, policy, regulatory, financial, and technical consulting services to airlines, airports, and other public and private industry stakeholders. The Company believes that the acquisition will enhance its transportation service offerings, which had been concentrated primarily on surface transportation, with federal, state, and industry clients; enhance its position in key federal markets such as the Federal Aviation Administration and Transportation Security Administration; and combine its climate change expertise with SH&E’s strong aviation presence to be a leader in the expanding air transport and climate change market.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141, Business Combinations. The aggregate purchase price was approximately $52.7 million, including $52.0 million of cash and $0.7 million of transaction expenses. The Company has engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets, but this allocation has not yet been finalized. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $48.6 million. The Company has preliminarily allocated approximately $40.5 million to goodwill and $8.1 million to other intangible assets. The intangible assets consist of customer-related intangibles, developed technology, and marketing-related intangibles in the amounts of approximately $5.7 million, $2.0 million and $0.4 million, respectively. The customer-related intangibles, developed technology, and marketing related intangibles are being amortized over 10 years, 6 years, and 1 year, respectively. Neither the goodwill, nor the amortization of intangibles, is deductible for tax purposes. The results of operations for SH&E are included in the Company’s statement of operations since December 3, 2007.

Management’s estimates of the fair values are as of the acquisition date and are based on our initial analysis of supporting information. Due to the timing of the acquisition, management is still in the process of analyzing the fair value of the acquired intangibles, particularly developed technology, and other acquired assets. The final results of our analysis may differ from our preliminary purchase price allocation.

Note 3. Contract Receivables

Contract receivables consist of the following (in thousands of dollars):

	March 31, 2008	December 31, 2007
Billed	$123,953	$141,484
Unbilled	41,498	52,208
Allowance for doubtful accounts	(4,273)	(3,533)

Contract receivables, net	$161,178	$190,159

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

Note 5. Debt

As of March 31, 2008, the Company had $92.9 million in debt outstanding. During the three months ended March 31, 2008, the Company incurred net borrowings of $45.8 million on its revolving credit facility. The Company used these borrowed funds to finance acquisitions and working capital. The Company amended its credit facility on February 14, 2008, to increase the capacity of its revolving line of credit from $115.0 million to $125.0 million. On February 20, 2008, the Company signed the Second Amended and Restated Business Loan and Security Agreement with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (until February 20, 2013). During the three months ended March 31, 2008, the Company borrowed funds under its revolving facility using a range of interest rates based on both LIBOR and base rates plus their applicable margins. The range of these interest rates was from 3.50% to 5.25% during the quarter.

Note 6. Accounting for Stock-Based Compensation

Stock Incentive Plans

On June 25, 1999, the Company adopted the ICF Consulting Group, Inc., Management Stock Option Plan (the “1999 Plan”). The Plan provides for the granting of straight and incentive awards to employees of the Company to purchase shares of the Company’s common stock. A total of 1,334,027 shares of common stock were originally reserved for issuance under the 1999 Plan. In May 2002, the Company amended the 1999 Plan to reserve an additional 238,313 shares for issuance. Prior to the Company’s initial public offering. The exercise price for straight awards granted under the 1999 Plan was not to be less than $5.00 per share. The option price for incentive awards granted under the 1999 Plan is determined by the Compensation Committee of the Board of Directors based upon the fair market value of the Company’s common stock on the date of grant. Awards are no longer being made under the 1999 Plan, and the 1999 Plan will expire in June 2009. A total of 8,009 shares remain ungranted under the plan.

Effective with the Company’s initial public offering of stock in September 2006, a long-term equity incentive plan (the “2006 Plan”) was adopted. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other incentive awards, including restricted stock units and cash incentives. Under the 2006 Plan, the Company may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of the Company’s fiscal years, beginning in 2007, equal to the lesser of 3% of the number of outstanding shares of common stock outstanding as of January 1 or a lesser amount as determined by the Board of Directors (the “evergreen provision”). For 2008, the Board of Directors authorized an increase by an amount equal to one and one-half percent (1.5%) of the number of shares of the Registrant’s common stock outstanding as of January 1, 2008. Under this evergreen provision, 416,241 additional shares were made available under the 2006 plan as of January 1, 2007, and 217,973 additional shares were made available under the 2006 plan as of January 1, 2008. Persons eligible to participate in the 2006 Plan include all officers and key employees of the Company, as determined by the Compensation Committee of the Board of Directors, and all non-employee directors.

Stock-Based Compensation

The Company recognized stock-based compensation expense of $1.7 million in the three months ended March 31, 2008, and $0.6 million in the three months ended March 31, 2007, which is included in indirect and selling expenses.

As of March 31, 2008, and March 31, 2007, there was $14.8 million and $8.0 million, respectively, of total unrecognized compensation cost related to unvested stock-based compensation agreements. Unrecognized compensation costs will be recognized over a three- to five-year period on a straight-line basis.

Stock Options

All stock options granted through 2006 were granted under an earlier plan. All stock options granted in 2007 were under the 2006 Plan. No stock options were granted during the three months ended March 31, 2008. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2008, was approximately $10.5 million. The intrinsic value of the unvested options at March 31, 2008, was approximately $0.2 million.

In accordance with SFAS No. 123(R), Share-Based Payment, for periods beginning on or after January 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled approximately $0.6 million, and $0.9 million for the three months ended March 31, 2008, and March 31, 2007, respectively.

Compensation expense related to options under the fair value method was $0.1 million for the three months ended March 31, 2008 and negligible for the three months ended March 31, 2007. Unrecognized expense related to options was $1.0 million and $1.6 million for the three months ended March 31, 2008, and March 31, 2007, respectively.

The following table depicts stock option activity for the three months ended March 31, 2008:

	Options Outstanding
	Shares	Weighted-Average Exercise Price
As of December 31, 2007	1,043,561	$8.48
Options granted in 2008	—	$—
Options forfeited or cancelled	(1,000)	5.00
Options exercised	(88,405)	5.14

As of March 31, 2008	954,156	$8.79

Information regarding stock options outstanding as of March 31, 2008, is summarized below:

Range of Exercise Prices		Number Outstanding As of 3/31/2008	Weighted Average Remaining Contractual Term (yrs)	Weighted Average Exercise Price	Number Exercisable As of 03/31/08	Weighted Average Exercise Price
$5.00	$5.00	250,929	2.17	$5.00	250,929	$5.00
$6.00	$6.00	43,500	2.76	$6.00	43,500	$6.00
$6.10	$6.10	282,727	4.26	$6.10	282,727	$6.10
$7.34	$7.34	123,000	6.43	$7.34	123,000	$7.34
$9.05	$9.05	44,000	7.94	$9.05	44,000	$9.05
$18.31	$18.31	210,000	8.98	$18.31	70,001	$18.31

$5.00	$18.31	954,156	5.13	$8.79	814,157	$7.15

Restricted Stock Awards

Pursuant to the 2006 Plan, the Company issued 10,192 shares of restricted stock to two directors on March 14, 2008, which vest over three years on a straight-line basis. The grant date fair value of these restricted stock awards was $21.19 per share.

Compensation expense computed under the fair value method was $0.1 million for the three months ended March 31, 2008, and March 31, 2007. Unrecognized compensation expense related to restricted stock awards was approximately $0.8 million and $1.4 million for the three months ended March 31, 2008, and March 31, 2007, respectively.

Restricted Stock and Restricted Stock Units

Pursuant to the 2006 Plan, the Company awarded 21,257 restricted stock units (“RSUs”) to employees during the three months ended March 31, 2008. The RSUs vest over three years on a straight-line basis. Upon vesting, the employee is issued one share of stock for each RSU he or she holds. The RSUs were valued based on the grant date value of a share of common stock. The weighted-average grant date fair value of the RSUs was $24.13 per share.

Compensation expense related to RSUs computed under the fair value method was $1.4 million and $0.5 million for the three months ended March 31, 2008, and March 31, 2007, respectively. Unrecognized expense related to RSUs was $12.9 million and $5.0 million for the three months ended March 31, 2008, and March 31, 2007, respectively.

The activity related to RSUs during the three months ended March 31, 2008, was as follows:

Shares
Outstanding December 31, 2007	890,665
Granted	21,257
Vested	(667)
Forfeited	(6,300)

Outstanding March 31, 2008	904,955

Note 7. Income Taxes

On January 1, 2007, the Company adopted the provision of Financial Interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes. As a result of the implementation, the Company identified $0.8 million of unrecognized tax benefits (“UTB”), plus $0.1 million in accrued penalty and interest, and in accordance with the transition provisions of FIN 48, recorded a decrease to its beginning balance of retained earnings of $0.9 million.

For the three months ended March 31, 2008, the Company recorded $0.1 million UTB related to prior year acquisitions with an offsetting adjustment to goodwill. When added to the $2.2 million recorded in 2007, this resulted in a total amount of UTB of $2.3 million as of March 31, 2008.

Of the total UTB as of March 31, 2008, $0.9 million would affect the effective tax rate if recognized. The $1.4 million UTB related to acquisitions would not affect the effective tax rate if recognized, but would be a decrease to goodwill related to the acquired companies. The Company does not anticipate a significant increase or decrease to the total UTB during 2008. Our 2004 through 2007 tax years remain subject to examination by the IRS for U.S. federal tax purposes.

The Company recognized approximately $0.1 million of penalty and interest related to prior year tax positions, and has approximately $1.0 million of accrued penalty and interest at March 31, 2008. The Company has not yet determined the effect, if any, that the acquisition of Jones and Stokes will have on the amount of unrecognized tax benefits, but expects to make this determination by the end of 2008.

Note 8. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and RSUs. The dilutive effect of stock options, restricted stock, and RSUs for each period reported is summarized below:

	Three Months Ended March 31,
	2008	2007
Net Income	$7,815	$8,682

Weighted-average number of basic shares outstanding during the period	14,482	13,753
Dilutive effect of stock options, restricted stock and RSUs	697	662

Weighted-average number of diluted shares outstanding during the period	15,179	14,415

Basic earnings per share	$0.54	$0.63

Diluted earnings per share	$0.51	$0.60

Note 9. Recent Pronouncements

In September 2006, the FASB issued FASB Statement No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No.157 proscribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS No. 157 will be effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 has had no material impact on the company’s financial position, results of operations, or cash flows.

On February 15, 2007, the FASB issued FASB Statement No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 provides for the option to recognize most financial assets and liabilities and certain other items at fair value. SFAS No. 159 requires each company to provide additional information that will help investors and other users of financial statements more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 is effective for the Company beginning January 1, 2008. The adoption of SFAS No. 159 has had no material impact on its financial statements and related disclosures.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for the Company beginning January 1, 2009 and will be applied prospectively. To the extent the Company continues to make acquisitions, SFAS No. 141(R) could impact its future financial statements and related disclosures.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to identify and distinguish clearly between the interests of the parent and the interests of the noncontrolling owners. It is effective for the Company beginning January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company has no material existing minority interests and has determined that SFAS No. 160 will have no material effect on its future financial statements and related disclosures.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to:

•	changes in the spending priorities of our clients;

•	failure by Congress or other governmental bodies to approve budgets in a timely fashion;

•	our dependence on contracts with state and federal government agencies and departments for the majority of our revenue;

•	performance by us and our subcontractors under a major contract with the State of Louisiana, Office of Community Development (“The Road Home contract”);

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

Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2007, in Part I, Item 1A, entitled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms “we”, “our” and “us” as used throughout this Quarterly Report on Form 10-Q refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated.

OVERVIEW

We provide management, technology and policy consulting and implementation services to government, commercial and international clients. We help our clients conceive, develop, implement and improve solutions that address complex economic, social and national security issues. Our services primarily address four key markets: energy and climate change; environment and infrastructure; health, human services and social programs; and homeland security and defense. Increased government involvement in virtually all aspects of our lives has created opportunities for us to resolve issues at the intersection of the public and private sectors. We believe that demand for our services will continue to grow as government, industry and other stakeholders seek to understand and respond to geopolitical and demographic changes, budgetary constraints, heightened environmental and social concerns, rapid technological changes, and increasing globalization. Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including HHS, DoD, EPA, DHS, DOT, DOJ, HUD, and DOE. U.S. federal government clients generated approximately 33% of our revenue for the three months ended March 31, 2008, and approximately 27% of our revenue in the full year 2007. Our largest state and local government client is the state of Louisiana. State and local government clients generated approximately 52% of our revenue for the three months ended March 31, 2008, and approximately 65% of our revenue in the full year 2007. The Road Home contract accounted for approximately 47% of our revenue for the three months ended March 31, 2008, and approximately 63% of our revenue in the full year 2007. We also serve commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms. Our commercial and international clients, including government clients outside the United States, generated approximately 15% of our revenue for the three months ended March 31, 2008, and 8% of our revenue in the full year 2007. We have successfully worked with many of these clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

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

We have more than 3,000 employees, including many who are recognized thought leaders in their respective fields. We serve clients globally from our headquarters in the metropolitan Washington, D.C. area, our 28 domestic regional offices throughout the United States, and our five international offices in London, Moscow, New Delhi, Rio de Janeiro and Toronto.

OUTLOOK

In June 2006, our subsidiary, ICF Emergency Management Services, LLC, was awarded The Road Home contract. This contract was augmented in October 2006, and December 2007. As discussed below, The Road Home contract has had a significant impact on our results of operations beginning in the third quarter of 2006, accounting for approximately 63% of our revenue for all of 2007 and approximately 47% of our revenue for the three months ended March 31, 2008. The contract has a stated term of three years. However, due to the acceleration of the program, we expect the portion of the program for which there is funding may be substantially concluded during 2008. The acceleration of the program has also accelerated the pace at which we have earned fees compared to anticipated fee earnings over what had been expected to be a three-year program. This factor, together with the challenges of predicting the future timing of work by our numerous subcontractors, makes it especially difficult for us to forecast the revenues and earnings associated with the contract, and may accelerate to earlier periods our need to win new business to replace the revenues from the contract.

We do not expect to be able to replace the revenues derived from The Road Home contract solely with organic growth in our existing businesses or from different services, clients, practice areas, offices, geographic focus, or otherwise. As a result, our future results will depend in part on the success of our strategy to continue to make strategic acquisitions and successfully integrate those acquisitions. We announced the purchase of Z-Tech Corporation (“Z-Tech”) on June 28, 2007, SH&E on November 12, 2007, and Jones & Stokes on February 13, 2008. We are continuing to evaluate other acquisition opportunities, and at any given point in time we may be evaluating several such opportunities. There is no assurance that we will be able complete or successfully integrate additional acquisitions.

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

We have elected to perform the annual goodwill impairment review as of September 30 of each year during the fourth quarter. Based upon management’s most recent review, including a valuation report issued by an investment bank, we determined that no goodwill impairment charge was required for 2007. Historically, there have been no goodwill impairment charges recorded by the Company.

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

New Accounting Standards

In September 2006, the FASB issued FASB Statement No. 157 (“SFAS No. 157”), Fair Value Measurements. SFAS No.157 proscribes a single definition of fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The accounting provisions of SFAS No. 157 will be effective for the Company beginning January 1, 2008. The adoption of SFAS No. 157 has had no material impact on the Company’s financial position, results of operations, or cash flow.

On February 15, 2007, the FASB issued FASB Statement No. 159 (“SFAS No. 159”), The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115. SFAS No. 159 provides for the option to recognize most financial assets and liabilities and certain other items at fair value. SFAS No. 159 requires each company to provide additional information that will help investors and other users of financial statements more easily understand the effect of the company’s choice to use fair value on its earnings. SFAS No. 159 is effective for us beginning January 1, 2008. The adoption of SFAS No. 159 has had no material impact on its financial statements and related disclosures.

In December 2007, the FASB issued FASB Statement No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for the Company beginning January 1, 2009 and will be applied prospectively. To the extent the Company continues to make acquisitions, SFAS No. 141(R) could impact its future financial statements and related disclosures.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to identify and distinguish clearly between the interests of the parent and the interests of the noncontrolling owners. It is effective for the Company beginning January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We have no existing minority interests, and we have determined that it will have no material effect on our future financial statements and related disclosures.

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

Changes in the mix of services and other direct costs provided under our contracts can result in variability in our direct costs as a percentage of revenue. For example, if we are successful in our strategy to increase the proportion of our work in the area of implementation (as in the case of The Road Home contract), we expect that more of our services will be performed in client-provided facilities and/or with dedicated staff. Such work generally has a higher proportion of direct costs than much of our current advisory work, and we anticipate that higher utilization of such staff will decrease the amount of indirect expenses. In addition, to the extent we are successful in winning larger contracts, our own labor services component could decrease because larger contracts typically are broader in scope and require more diverse capabilities, potentially resulting in more subcontracted labor, increased other direct costs, and lower margins. Although these factors could lead to a higher ratio of direct costs as a percentage of revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and have a favorable return on invested capital.

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

Non-Cash Compensation

The Company recognized stock-based compensation expense of $1.7 million in the three months ended March 31, 2008, which is included in indirect and selling expenses. There was stock-based compensation expense of $0.6 million in the three months ended March 31, 2007.

As of March 31, 2008, there was $14.8 million of total unrecognized compensation cost related to unvested stock-based compensation. These unrecognized compensation costs are expected to be recognized over a three- to five-year period on a straight-line basis.

Depreciation and Amortization

Depreciation and amortization include the depreciation of computers, furniture, and other equipment; the amortization of the costs of software we use internally; leasehold improvements; and the amortization of intangible assets arising from acquisitions.

INCOME TAX EXPENSE

Our effective tax rate of 41.9% for the three months ended March 31, 2008, was higher than the statutory tax rate primarily due to permanent tax differences related to expenses not deductible for tax purposes.

RESULTS OF OPERATIONS

Three Months ended March 31, 2008, compared to Three Months ended March 31, 2007

The following table sets forth certain items from our unaudited consolidated statements of operations and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended March 31,				Three Months Ended March 31,
	2008	2007	2008	2007	2007 to 2008
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Revenue	$175,148	$151,713	100.0%	100.0%	$23,435	15.4%
Direct Costs	120,407	108,152	68.7%	71.3%	12,255	11.3%
Operating Expenses
Indirect and selling expenses	37,237	27,734	21.3%	18.3%	9,503	34.3%
Depreciation and amortization	2,783	1,167	1.6%	0.8%	1,616	138.5%

Total Operating Expenses	40,020	28,901	22.9%	19.1%	11,119	38.5%

Earnings (loss) from Operations	14,721	14,660	8.4%	9.6%	61	0.4%
Other (Expense) Income
Interest expense	(1,210)	(324)	(0.7)%	(0.2)%	(886)	273.5%
Other	(50)	278	—	0.2%	(328)	-118.0%

Income (loss) before Income Taxes	13,461	14,614	7.7%	9.6%	(1,153)	-7.9%
Income Tax Expense	5,646	5,932	3.2%	3.9%	(286)	-4.8%

Net Income	$7,815	$8,682	4.5%	5.7%	$(867)	-10.0%

Revenue. Revenue for the three months ended March 31, 2008, was $175.1 million, compared to $151.7 million for the three months ended March 31, 2007, representing an increase of $23.4 million or 15.4%. The increase was primarily due to increased revenue associated with the acquisitions of Z-Tech, SH&E and Jones & Stokes, whose results are included in operating results for the three months ended March 31, 2008, but not included in the operating results of the comparable period last year. Revenue for The Road Home contract for the three months ended March 31, 2008, was $82.9 million, compared to $96.8 million for the three months ended March 31, 2007, representing a decrease of $13.9 million. The decrease in The Road Home contract was partially offset by $11.2 million growth in other contracts.

Direct costs. Direct costs for the three months ended March 31, 2008, were $120.4 million, or 68.7% of revenue, compared to $108.2 million, 71.3% of revenue, for the three months ended March 31, 2007. This increase resulted primarily from direct costs associated with the acquisitions of Z-Tech, SH&E, and Jones & Stokes, whose results are included in operating results for the three months ended March 31, 2008, but not included in the operating results of the comparable period last year. The decrease in direct costs for The Road Home contract for the three months ended March 31, 2008 was offset by a commensurate increase in direct costs for other contracts. The decrease in direct costs as a percentage of revenue was primarily attributable to the decrease in work subcontracted to other parties on The Road Home contract, and the higher level of direct labor as a percentage of revenue of the acquired companies.

Indirect and selling expenses. Indirect and selling expenses for the three months ended March 31, 2008, were $37.2 million, or 21.3% of revenue, compared to $27.7 million, or 18.3% of revenue for the three months ended March 31, 2007. The increase in indirect and selling expenses was due principally to indirect costs associated with the operations of Z-Tech, SH&E, and Jones & Stokes. The increase in indirect and selling expenses as a percentage of revenue for the three months ended March 31, 2008, was primarily attributable to the addition of the three acquisitions noted above. A non-recurring one-time credit of approximately $900,000, related to a reduction of our headquarters facility costs, was taken in the first quarter of 2008.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2008, was $2.8 million, or 1.6% of revenue, compared to $1.2 million, or 0.8% of revenue for the three months ended March 31, 2007. This 138.5% increase in depreciation and amortization resulted primarily from the amortization of intangible assets recorded as a result of our acquisitions in June 2007 of Z-Tech, in December 2007 of SH&E, and February 2008 of Jones & Stokes.

Earnings from Operations. For the three months ended March 31, 2008, earnings from operations were $14.7 million, or 8.4% of revenue, compared to $14.7 million, or 9.6% of revenue for the three months ended March 31, 2007. Earnings from operations as a percentage of revenue decreased primarily due to the additional indirect expenses and the amortization related to the intangible assets associated with the acquisitions of Z-Tech, SH&E, and Jones & Stokes and an increase in non-cash compensation.

Interest expense. For the three months ended March 31, 2008, net interest expense was $1.2 million, compared to less than $0.3 million for the three months ended March 31, 2007. The substantial increase was due primarily to an increase in debt associated with the acquisitions noted above.

Income tax expense. Our effective income tax rate for the three months ended March 31, 2008, was 41.9% compared to 40.6% for the three months ended March 31, 2007. The effective rates were higher than the statutory rates due to permanent tax differences related to expenses not deductible for tax purposes. The lower effective tax rate in 2007 was attributable to non-recurring federal tax credits.

SELECTED KEY METRICS

Revenue

We earn revenue from services that we provide to government and commercial clients in four key markets:

•	energy and climate change;

•	environment and infrastructure;

•	health, human services and social programs; and

•	homeland security and defense.

The following table shows our revenue from each of our four markets as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market. The Road Home contract is classified in our health, human services and social programs market. The SH&E and Jones & Stokes revenues are classified in our environment and infrastructure market.

	Three Months Ended March 31,
	2008	2007
Energy and climate change	10%	9%
Environment and infrastructure	19%	8%
Health, human services and social programs	62%	74%
Homeland security and defense	9%	9%

Total	100%	100%

Our primary clients are the State of Louisiana and agencies and departments of the U.S. federal government. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended March 31,
	2008	2007
U.S. state and local government	52%	66%
U.S. federal government	33%	27%
Domestic commercial	10%	5%
International	5%	2%

Total	100%	100%

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

	Three Months Ended March 31,
	2008	2007
Time-and-materials	66%	53%
Cost-based	10%	9%
Fixed-price	24%	38%

Total	100%	100%

Time-and-materials contracts. Under time-and-materials contracts, we are paid for labor at fixed hourly rates and generally reimbursed separately for allowable materials, other direct costs and out-of-pocket expenses. Our actual labor costs may vary from the expected costs that formed the basis for our negotiated hourly rates if we utilize different employees than anticipated, need to hire additional employees at higher wages, increase the compensation paid to existing employees, or are able to hire employees at lower-than-expected rates. Our non-labor costs, such as fringe benefits, overhead and general and administrative costs, also may be higher or lower than we anticipated. To the extent that our actual labor and non-labor costs under a time-and-materials contract vary significantly from our expected costs or the negotiated hourly rates, we can generate more or less than the targeted amount of profit or, perhaps, a loss.

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

Contract Backlog

We define total backlog as the future revenue we expect to receive from our contracts and other engagements. We generally include in backlog the estimated revenue represented by contract options that have been priced, though not exercised. We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our General Services Administration Multiple Award Schedule contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms, and under which potential future delivery orders or task orders might be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process. We do, however, include potential future work expected to be awarded under IDIQ contracts that are available to be utilized by a limited number of potential clients and are held either by us alone or by a limited number of firms.

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

Our estimates of funded, unfunded and total backlog at the dates indicated were as follows:

	March 31,
	2008	2007
	(in millions)
Funded	$528.3	$677.3
Unfunded	$316.7	$224.9

Total	$845.0	$902.2

The backlog estimates at March 31, 2008, included an estimated funded backlog of $253.7 million associated with The Road Home contract, and $82.0 million of backlog associated with Jones & Stokes. Backlog for SH&E is not included in the totals.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition. Contract receivables, net, decreased to $161.2 million as of March 31, 2008, compared to $190.2 million as of December 31, 2007, due to a reduction in the amount of account receivables under The Road Home contract, offset by the addition of account receivables from the addition of Jones & Stokes. The other significant change in our assets from December 31, 2007, was an increase in goodwill from $159.5 million to $201.9 million as of March 31, 2008, resulting from our acquisition of Jones & Stokes.

Our current liabilities decreased to $123.7 million as of March 31, 2008, from $165.2 million as of December 31, 2007, due primarily to a $32.6 million decrease in accounts payable, and a $5.1 million decrease in accrued expenses. Both of these decreases were primarily attributable to activity levels (including those of subcontractors) under The Road Home contract, offset by the addition of current liabilities from Jones & Stokes. Long-term debt increased by $45.8 million primarily due to the cash purchase of Jones & Stokes.

Liquidity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Second Amended and Restated Credit Agreement.

We anticipate that our long-term liquidity requirements, including any further acquisitions, will be funded through a combination of cash flow from operations, borrowings under our Second Amended and Restated Credit Agreement, additional secured or unsecured debt, or the issuance of common or preferred stock, each of which may be initially funded through borrowings under our Second Amended and Restated Credit Agreement.

Under the terms of our Second Amended and Restated Credit Agreement, we are required to comply with financial and non-financial covenants. We were in compliance with all such covenants as of March 31, 2008.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, was $2.6 million and $1.3 million on March 31, 2008, and March 31, 2007, respectively.

Credit Facility and Borrowing Capacity. On February 14, 2008, we and our lenders agreed to a sixth amendment to our Amended and Restated Credit Agreement, which increased our revolving line of credit from $115.0 million to $125.0 million and included consent from our lenders for us to acquire Jones & Stokes. On February 20, 2008, we signed the Second Amended and Restated Business Loan and Security Agreement with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (until February 20, 2013). This revised credit facility provides for borrowings on a revolving line of credit up to $275.0 million without a borrowing base requirement, subject to the Company’s compliance with both financial and non-financial covenants. The revised credit facility also provides for an “accordion feature,” which permits additional revolving credit commitments up to $75.0 million under the same terms and conditions as the existing revolving line of credit, subject to lenders’ approval. This agreement also provides pre-approval of our lenders for us to acquire other companies each with a purchase price up to $75.0 million if certain conditions are met, lowers our interest rate pricing grid, and provides less restrictive financial and non-financial covenants than our previous agreement.

Cash Flow. The following table sets forth our sources and uses of cash for the three months ended March 31, 2008, and March 31, 2007:

	Three Months Ended
	March 31, 2008	March 31, 2007
	(in thousands)
Net cash provided by (used in) operations	$6,090	$(6,989)
Net cash used in investing activities	(51,951)	(14,469)
Net cash provided by financing activities	45,715	19,723
Effect of exchange rate on cash	(20)	12

Net decrease in cash	$(166)	$(1,723)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $6.1 million in the three months ended March 31, 2008, and operating activities used $7.0 million of cash in the three months ended March 31, 2007. Cash flows from operating activities for the first three months of 2008 were positively impacted by our profitability and a large decrease in contract receivables, which was offset by an increase in our subcontract and vendor payments.

Investing activities used cash of $52.0 million for the three months ended March 31, 2008, compared to $14.5 million for the three months ended March 31, 2007. The cash used in investing activities for the first three months of 2008, was primarily for payments for the acquisition of Jones & Stokes. The cash used in investing activities for the first three months of 2007, was primarily for our acquisition of Energy and Environmental Analysis, Inc. (“EEA”), and Advanced Performance Consulting Group, Inc. (“APCG”).

For the three months ended March 31, 2008, cash flow provided by financing activities of $45.7 million was attributable primarily to a $45.8 million in net debt advances from our revolving line, which was used to fund acquisition of Jones & Stokes. The acquisitions of EEA and APCG in the first three months of 2007 were the primary uses of the $19.7 million in financing activities in that period.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

For the three months ended March 31, 2008, we did not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of March 31, 2008, that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. Excluded from the following table are amounts already recorded on our balance sheet as liabilities at March 31, 2008.

		Payments due by Period (In thousands)
	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
Rent of facilities	$79,541	$16,827	$30,493	$20,021	$12,200
Operating lease obligations	$4,884	$2,178	$2,251	$455	$—

Total	$84,425	$19,005	$32,744	$20,476	$12,200

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes in those risk factors discussed in the section entitled “Risk Factors” disclosed in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2007. The risks described in our Annual Report on Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock. There have been no changes to the “Recent Sales of Unregistered Securities” disclosed in Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2007, other than a total of 1,925 shares of unregistered stock, valued at approximately $30,597, issued to five directors of the Company during the three months ended March 31, 2008, in lieu of cash for director fee compensation. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Grants of Restricted Stock. On March 14, 2008, we issued 10,192 shares of restricted common stock to two directors, valued at $215,968.

Purchase of Equity. In March 2008, 608 shares of common stock were purchased for $13,789 in exchange for the payment of withholding taxes due upon the exercise of options and the vesting of restricted stock. The average fair value of the common stock was $22.68 per share.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit
10.1	Restricted Stock Award Agreement dated March 14, 2008 between the Registrant and Eileen O’Shea Auen.

10.2	Restricted Stock Award Agreement dated March 14, 2008 between the Registrant and Richard M. Feldt.

10.3	ICF International, Inc. Nonqualified Deferred Compensation Plan.

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 12, 2008	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 12, 2008	By:	/s/ ALAN R. STEWART
Alan R. Stewart
Chief Financial Officer and Assistant Corporate Secretary
(Principal Financial and Accounting Officer)