Form 10-Q
period 2008-06-30
ICF International, Inc.
filed 2008-08-08
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

☐  Large accelerated filer     ☒  Accelerated filer    ☐  Non-accelerated filer    ☐  Smaller reporting company

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 31, 2008, there were 14,726,907 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS AT

JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

(in thousands)

Assets

	June 30, 2008	December 31, 2007
	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,018	$2,733
Contract receivables, net	153,900	190,159
Prepaid expenses and other	4,057	3,955
Income tax receivable	—	1,933
Deferred income taxes	5,826	3,902

Total current assets	165,801	202,682

Total property and equipment, net	10,496	7,541
Other assets:
Goodwill	200,543	159,491
Other intangible assets	21,328	17,710
Restricted cash	2,906	3,668
Other assets	3,042	1,933

Total assets	$404,116	$393,025

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30, 2008	December 31, 2007
	(Unaudited)
Current Liabilities:
Accounts payable	$28,584	$74,260
Accrued expenses	39,213	47,084
Accrued salaries and benefits	25,387	27,801
Deferred revenue	13,532	16,067
Income taxes payable	41	—

Total current liabilities	106,757	165,212

Long-term liabilities:
Long-term debt	92,896	47,079
Deferred rent	2,128	1,773
Deferred income taxes	12,092	9,109
Other	4,284	5,061

Total Liabilities	218,157	228,234
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 14,791,692 and 14,593,723 issued; and 14,716,421 and 14,531,521 outstanding as of June 30, 2008, and December 31, 2007, respectively	15	15
Additional paid-in capital	115,363	109,795
Treasury stock, at cost	(1,003)	(746)
Accumulated other comprehensive income	496	361
Stockholder notes receivable	(12)	(21)
Retained earnings	71,100	55,387

Total stockholders’ equity	185,959	164,791

Total liabilities and stockholders’ equity	$404,116	$393,025

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Gross Revenue	$184,064	$190,171	$359,212	$341,884
Direct Costs	119,310	142,640	239,717	250,792
Operating costs and expenses:
Indirect and selling expenses	46,856	27,734	84,093	55,468
Depreciation and amortization	3,603	1,174	6,386	2,341

Total operating costs and expenses	50,459	28,908	90,479	57,809

Operating Income	14,295	18,623	29,016	33,283
Interest expense	(1,037)	(414)	(2,247)	(738)
Other income (expense)	(2)	158	(52)	436

Income before taxes	13,256	18,367	26,717	32,981
Provision for income taxes	5,358	7,207	11,004	13,139

Net income	$7,898	$11,160	$15,713	$19,842

Earnings per Share:
Basic	$0.54	$0.79	$1.08	$1.42

Diluted	$0.52	$0.75	$1.04	$1.35

Weighted-average Shares:
Basic	14,586	14,123	14,534	13,939

Diluted	15,179	14,848	15,174	14,685

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2008	2007
Cash flows from operating activities
Net income	$15,713	$19,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,386	2,341
Non-cash compensation	3,370	1,397
Accrued interest on stockholder notes	—	(18)
Loss on disposal of fixed assets	141	2
Deferred income taxes	(5,693)	1,299
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	53,928	(23,979)
Prepaid expenses and other	1,249	(1,071)
Accounts payable	(49,755)	14,256
Accrued expenses	(9,722)	25,858
Accrued salaries and benefits	(6,185)	3,804
Deferred revenue	(2,654)	(7,096)
Income tax payable	1,217	(5,387)
Deferred rent	307	(28)
Other liabilities	(1,187)	(1,066)

Net cash provided by operating activities	7,115	30,154

Cash flows from investing activities
Capital expenditures	(3,903)	(1,778)
Payments for business acquisitions, net of cash acquired	(51,282)	(40,544)

Net cash used in investing activities	(55,185)	(42,322)

Cash flows from financing activities
Advances from working capital facilities	169,695	96,222
Payments on working capital facilities	(123,878)	(91,222)
Restricted cash	762	136
Debt issue costs	(1,309)	(11)
Exercise of options	932	2,956
Tax benefits of stock option exercises	1,038	2,251
Net (payments) proceeds for stockholder issuances and buybacks	(29)	117
Proceeds on stockholder notes	9	314

Net cash provided by financing activities	47,220	10,763
Effect of exchange rate on cash	135	85

Net decrease in cash and cash equivalents	(715)	(1,320)
Cash and cash equivalents, beginning of period	2,733	2,997

Cash and cash equivalents, end of period	$2,018	$1,677

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,671	$693

Income taxes	$14,541	$14,995

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share data)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the Company’s results for the three-month and six-month periods ended June 30, 2008, and June 30, 2007. Operating results for the three-month and six-month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2008.

Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (“ICFI”) and its subsidiaries (collectively, the “Company”). The Company provides management, technology, and policy professional services in the areas of energy and climate change, environment and infrastructure, health, human services and social programs, and homeland security and defense. The Company’s major clients are the State of Louisiana and United States (“U.S.”) government agencies, especially the Department of Health and Human Services (“HHS”), Department of Defense (“DoD”), Environmental Protection Agency (“EPA”), Department of Homeland Security (“DHS”), Department of Transportation (“DOT”), Department of Justice (“DOJ”), Department of Housing and Urban Development (“HUD”), and Department of Energy (“DOE”); commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms; and other government organizations throughout the U.S. and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with over 30 domestic regional offices and international offices in London, Moscow, New Delhi, Rio de Janeiro and Toronto.

Note 2. Acquisitions

Jones & Stokes Associates, Inc. In February 2008, the Company acquired 100 percent of the outstanding common stock of Jones & Stokes Associates, Inc. (“Jones & Stokes”), a privately held firm that provides integrated planning and resource management services, specializing in the transportation, energy, water, and natural resource management sectors. Jones & Stokes supports a broad mix of commercial and federal, state, and local government clients on projects to plan and implement infrastructure improvements and mandated government programs. The Company undertook the acquisition to expand ICFI’s environmental and large project implementation capabilities across such strategic growth areas as transportation and infrastructure, energy, climate change, and water resources. The Company also undertook the acquisition to expand its presence in the western U.S. markets, where natural resources issues are a growing concern and where Jones & Stokes has outstanding market presence.

The acquisition was accounted for as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). The aggregate purchase price was approximately $50.4 million, including $49.0 million of cash and $1.4 million of transaction expenses. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets, but this allocation has not yet been finalized. We anticipate finalizing the value of other intangible assets during the next quarter. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $48.4 million. The Company has preliminarily allocated approximately $43.4 million to goodwill and $5.0 million to other intangible assets. The intangible assets consist of customer-related intangibles and marketing-related intangibles in the amounts of approximately $2.9 million and $2.1 million, respectively. The customer-related intangibles and marketing-related intangibles are being amortized over 16 years and two years, respectively. Neither the goodwill nor the amortization of intangibles is deductible for tax purposes. The results of operations for Jones & Stokes are included in the Company’s statement of operations since February 11, 2008.

During the second quarter 2008, our estimated fair value of net tangible assets acquired decreased by $0.7 million, the aggregate purchase price increased by $0.3 million (due to a working capital adjustment) and other intangible assets increased by $1.9 million.

Management’s estimates of the fair values of the acquired intangibles and other acquired assets are as of the acquisition date and are based on its initial analysis of supporting information. The Company is in the process of finalizing the initial purchase price allocation.

Adjustment to the acquired intangible assets may be necessary if additional information relative to the fair values of such assets become known. Additionally, the purchase price for the transaction may change based upon final settlement of any pre-acquisition contingencies in accordance with SFAS No. 141. Pursuant to the guidance in SFAS No. 141, we do not consider this acquisition to be a material business combination, and therefore, pro forma and certain other disclosures are not provided.

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

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141. The aggregate purchase price was approximately $52.9 million, including $52.0 million of cash and $0.9 million of transaction expenses. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets, but this allocation has not yet been finalized. We anticipate finalizing the value of other intangible assets during the next quarter. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $49.2 million. The Company has preliminarily allocated approximately $39.8 million to goodwill and $9.4 million to other intangible assets. The intangible assets consist of customer-related intangibles, developed technology, and marketing-related intangibles in the amounts of approximately $6.6 million, $2.3 million and $0.5 million, respectively. The customer-related intangibles, developed technology, and marketing related intangibles are being amortized over 10 years, six years, and one year, respectively. Neither the goodwill nor the amortization of intangibles is deductible for tax purposes. The results of operations for SH&E are included in the Company’s statement of operations since December 3, 2007.

Management’s estimates of the fair values of the acquired assets are as of the acquisition date and are based on its initial analysis of supporting information. The Company is in the process of finalizing the initial purchase price allocation. Adjustment to the acquired intangible assets may be necessary if additional information relative to the fair values of such assets become known. Additionally, the purchase price for the transaction may change based upon final settlement of any pre-acquisition contingencies in accordance with SFAS No. 141. The final results of its analysis may differ from the preliminary purchase price allocation.

Note 3. Contract Receivables

Contract receivables consisted of the following (in thousands of dollars):

	June 30, 2008	December 31, 2007
Billed	$107,699	$141,484
Unbilled	51,057	52,208
Allowance for doubtful accounts	(4,856)	(3,533)

Contract receivables, net	$153,900	$190,159

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

Note 5. Debt

As of June 30, 2008, the Company had $92.9 million in debt outstanding. During the six months ended June 30, 2008, the Company incurred net borrowings of $45.8 million on its revolving credit facility. The Company used these borrowed funds to finance acquisitions and working capital. The Company amended its credit facility on February 14, 2008, to increase the capacity of its revolving line of credit from $115.0 million to $125.0 million. On February 20, 2008, the Company signed the Second Amended and Restated Business Loan and Security Agreement with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (until February 20, 2013). The Company borrowed funds under its revolving facility at interest rates based on both LIBOR and base rates plus their applicable margins. These interest rates ranged from 3.43% to 5.00% during the quarter. The unused credit facility as of June 30, 2008, was $181.3 million.

Note 6. Accounting for Stock-Based Compensation

Stock Incentive Plans

On June 25, 1999, the Company adopted the ICF Consulting Group, Inc. Management Stock Option Plan (the “1999 Plan”). The 1999 Plan provides for the granting of straight and incentive awards to employees of the Company to purchase shares of the Company’s common stock. A total of 1,334,027 shares of common stock were originally reserved for issuance under the 1999 Plan. In May 2002, the Company amended the 1999 Plan to reserve an additional 238,313 shares for issuance. The exercise price for straight awards granted under the 1999 Plan was not to be less than $5.00 per share. The option price for incentive awards granted under the 1999 Plan was determined by the Compensation Committee of the Board of Directors based upon the fair market value of the Company’s common stock on the date of grant. Awards are no longer being made under the 1999 Plan, and the 1999 Plan will expire in June 2009. A total of 20,470 share equivalents remain available under the 1999 Plan.

Effective with the Company’s initial public offering of stock in September 2006, a long-term equity incentive plan (the “2006 Plan”) was adopted. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other incentive awards, including restricted stock units and cash incentives. Under the 2006 Plan, the Company may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of the Company’s fiscal years, beginning in 2007, equal to the lesser of three percent (3%) of the number of outstanding shares of common stock outstanding as of January 1 or a lesser amount as determined by the Board of Directors (the “evergreen provision”). Under this evergreen provision, the Board of Directors authorized increases of (a) 217,973 shares as of January 1, 2008, which was one and one-half percent (1.5%) of its shares of common stock outstanding as of that date, and (b) 416,241 shares as of January 1, 2007, which was three percent (3%) of the number of shares outstanding as of that date. Persons eligible to participate in the 2006 Plan include all officers and key employees of the Company, as determined by the Compensation Committee of the Board of Directors, and all non-employee directors.

Stock-Based Compensation

The Company recognized stock-based compensation expense of $3.4 million in the six months ended June 30, 2008, and $1.4 million in the six months ended June 30, 2007, which is included in indirect and selling expenses.

As of June 30, 2008, and June 30, 2007, there was $13.3 million and $7.8 million, respectively, of total unrecognized compensation cost related to unvested stock-based compensation agreements. Unrecognized compensation expense is being recognized over a three- to five-year period on a straight-line basis.

Stock Options

All stock options granted through 2006 were granted under the 1999 Plan. All stock options granted in 2007 were under the 2006 Plan. No stock options were granted during the six months ended June 30, 2008. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2008, was $6.9 million. Unvested options at June 30, 2008, had no intrinsic value because their exercise price was higher than the market value.

In accordance with SFAS No. 123(R), Share-Based Payment, for periods beginning on or after January 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled approximately $1.0 million, and $2.3 million for the six months ended June 30, 2008, and June 30, 2007, respectively.

Compensation expense related to options under the fair value method was $0.3 million for the six months ended June 30, 2008 and $0.1 million for the six months ended June 30, 2007. Unrecognized expense related to options was $0.9 million and $1.5 million for the six months ended June 30, 2008, and June 30, 2007, respectively.

The following table depicts stock option activity for the six months ended June 30, 2008:

	Options Outstanding
	Shares	Weighted-Average Exercise Price
As of December 31, 2007	1,043,561	$8.48
Options granted in 2008	—	$—
Options forfeited or cancelled	(1,000)	5.00
Options exercised	(173,867)	5.36

As of June 30, 2008	868,694	$9.10

Information regarding stock options outstanding as of June 30, 2008, is summarized below:

Range of Option Exercise Prices		Number of Options Outstanding As of 6/30/2008	Weighted Average Remaining Contractual Term (yrs)	Weighted Average Option Exercise Price	Number of Options Exercisable As of 06/30/08	Weighted Average Exercise Option Price
$5.00	$5.00	206,523	1.93	$5.00	206,523	$5.00
$6.00	$6.00	33,865	2.51	$6.00	33,865	$6.00
$6.10	$6.10	253,806	4.02	$6.10	253,806	$6.10
$7.34	$7.34	122,000	6.18	$7.34	122,000	$7.34
$9.05	$9.05	42,500	7.69	$9.05	42,500	$9.05
$18.31	$18.31	210,000	8.73	$18.31	70,001	$18.31

$5.00	$18.31	868,694	5.08	$9.10	728,695	$7.34

Restricted Stock Awards

Pursuant to the 2006 Plan, the Company issued 10,192 shares of restricted stock to two directors on March 14, 2008, which vest over three years on a straight-line basis. The grant date fair value of these restricted stock awards was $21.19 per share.

Compensation expense computed under the fair value method was $0.3 million for both the six months ended June 30, 2008, and June 30, 2007. Unrecognized compensation expense related to restricted stock awards was approximately $0.7 million and $1.2 million for the six months ended June 30, 2008, and June 30, 2007, respectively.

Restricted Stock Units

Pursuant to the 2006 Plan, the Company awarded 36,257 restricted stock units (“RSUs”) to employees during the six months ended June 30, 2008. The RSUs vest over three years and are being expensed on a straight-line basis. When an RSU vests, one share of stock is issued to the employee for each RSU he or she holds. The RSUs were valued based on the grant date value of a share of common stock. The weighted-average grant date fair value of the RSUs was $21.71 per share.

Compensation expense related to RSUs computed under the fair value method was $2.8 million and $1.0 million for the six months ended June 30, 2008, and June 30, 2007, respectively. Unrecognized expense related to RSUs was $11.7 million and $5.1 million for the six months ended June 30, 2008, and June 30, 2007, respectively.

The activity related to RSUs during the six months ended June 30, 2008, was as follows:

Shares
Outstanding December 31, 2007	890,665
Granted	36,257
Vested	(667)
Forfeited	(12,750)

Outstanding June 30, 2008	913,505

Note 7. Income Taxes

On January 1, 2007, the Company adopted the provision of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the implementation, the Company identified $0.8 million of unrecognized tax benefits (“UTB”), plus $0.1 million in accrued penalty and interest, and in accordance with the transition provisions of FIN 48, recorded a decrease to its beginning balance of retained earnings of $0.9 million.

For the six months ended June 30, 2008, the Company recorded $0.1 million UTB related to prior year acquisitions. When added to the originally recorded UTB amount of $0.8 million and the additional $1.4 million of UTB recorded in 2007, this resulted in a total amount of UTB of $2.3 million as of June 30, 2008.

Of the total UTB as of June 30, 2008, $0.9 million would affect the effective tax rate if recognized. The $1.4 million UTB related to acquisitions would not affect the effective tax rate if recognized, but would be a decrease to goodwill related to the acquired companies. The Company does not anticipate a significant increase or decrease to the total UTB during the remainder of 2008. Our 2004 through 2007 tax years remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes.

For the six months ended June 30, 2008, the Company recognized approximately $0.3 million of penalty and interest related to prior year tax positions, of which $0.1 million relates to prior acquisitions and was recorded through goodwill. Approximately $1.0 million of accrued penalty and interest has been recorded through June 30, 2008, since the adoption of FIN 48. The Company has not yet determined the effect, if any, that the acquisition of Jones and Stokes will have on the amount of unrecognized tax benefits, but expects to make this determination by the end of 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net Income	$7,898	$11,160	$15,713	$19,842

Weighted-average number of basic shares outstanding during the period	14,586	14,123	14,534	13,939
Dilutive effect of stock options, restricted stock and RSUs	593	725	640	746

Weighted-average number of diluted shares outstanding during the period	15,179	14,848	15,174	14,685

Basic earnings per share	$0.54	$0.79	$1.08	$1.42

Diluted earnings per share	$0.52	$0.75	$1.04	$1.35

Note 9. Recent Pronouncements

In December 2007, the FASB issued SFAS Statement No. 141(R), Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for the Company beginning January 1, 2009, and will be applied prospectively. To the extent the Company continues to make acquisitions, SFAS No. 141(R) could impact its future financial statements and related disclosures.

In December 2007, the FASB issued SFAS Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to identify and distinguish clearly between the interests of the parent and the interests of the noncontrolling owners. It is effective for the Company beginning January 1, 2009, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company has no material existing minority interests; therefore, the Company does not expect that the adoption of SFAS No. 160 will have a material effect on its future financial statements and related disclosures.

In May 2008, the FASB issued SFAS Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies a hierarchy for selecting accounting principals to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on our consolidated financial statements.

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

•	uncertainty as to what extent we will be able to replace the revenue generated by The Road Home contract as activity under that contract decreases;

•	results of government audits and investigations;

•	an economic downturn in the air transportation or energy sectors;

•	failure to receive the full amount of our backlog;

•	loss of members of management or other key employees;

•	difficulties implementing our acquisition strategy; and

•	difficulties expanding our service offerings and client base.

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

The terms “we,” “our” and “us” as used throughout this Quarterly Report on Form 10-Q refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated.

OVERVIEW

We provide management, technology and policy consulting and implementation services to government, commercial and international clients. We help our clients conceive, develop, implement and improve solutions that address complex economic, social and national security issues. Our services primarily address four key markets: energy and climate change; environment and infrastructure; health, human services and social programs; and homeland security and defense. Increased government involvement in virtually all aspects of our lives has created opportunities for us to resolve issues at the intersection of the public and private sectors. We believe that demand for our services will continue to grow as government, industry and other stakeholders seek to understand and respond to geopolitical and demographic changes, budgetary constraints, heightened environmental and social concerns, rapid technological changes, and increasing globalization. Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including HHS, DoD, EPA, DHS, DOT, DOJ, HUD, and DOE. U.S. federal government clients generated approximately 34% of our revenue for the six months ended June 30, 2008, and approximately 27% of our revenue in the full year 2007. Our largest state and local government client is the state of Louisiana. State and local government clients generated approximately 50% of our revenue for the six months ended June 30, 2008, and approximately 65% of our revenue in the full year 2007. The Road Home contract with the State of Louisiana, accounted for approximately 43% of our revenue for the six months ended June 30, 2008, and approximately 63% of our revenue in the full year 2007. We also serve commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms. Our commercial and international clients, including government clients outside the United States, generated approximately 16% of our revenue for the six months ended June 30, 2008, and 8% of our revenue in the full year 2007. We have successfully worked with many of our clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

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

We have more than 3,000 employees, including many who are recognized thought leaders in their respective fields. We serve clients globally from our headquarters in the metropolitan Washington, D.C. area, our domestic regional offices throughout the United States, and our international offices in London, Moscow, New Delhi, Rio de Janeiro and Toronto.

OUTLOOK

In June 2006, our subsidiary, ICF Emergency Management Services, LLC was awarded The Road Home contract. As discussed below, The Road Home contract has had a significant impact on our results of operations beginning in the third quarter of 2006, accounting for approximately 63% of our revenue for all of 2007 and approximately 43% of our revenue for the six months ended June 30, 2008. The contract has a stated term of three years. However, due to the acceleration of the program, we expect the program may be substantially concluded during 2008, accelerating to earlier periods our need to win new business to replace the revenues from the contract. The acceleration of the program has also accelerated the pace at which we have earned fees compared to anticipated fee earnings over what had been expected to be a three-year program. This factor, together with the challenges of predicting the future timing of work by our numerous subcontractors, makes it especially difficult for us to forecast the revenues and earnings associated with the contract.

We do not expect to be able to replace the revenues derived from The Road Home contract solely with organic growth in our existing businesses or from different services, clients, practice areas, offices, geographic focus, or otherwise. As a result, our future results will depend in part on the success of our strategy to continue to make acquisitions and to integrate them successfully. We announced the purchase of Z-Tech Corporation (“Z-Tech”) on June 28, 2007, SH&E on November 12, 2007, and Jones & Stokes on February 13, 2008. We are continuing to evaluate other acquisition opportunities, and at any given point in time we may be evaluating several such opportunities. There is no assurance that we will be able to complete or successfully integrate additional acquisitions.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. We enter into contracts that are time-and-materials contracts, cost-based contracts, fixed-price contracts, or a combination of these.

•

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

•

Cost-Based Contracts. Revenue under cost-based contracts is recognized as costs are incurred. Applicable estimated profit, if any, is included in earnings in the proportion that incurred costs bear to total estimated costs. Incentives, award fees, or penalties related to performance are also considered in estimating revenue and profit rates based on actual and anticipated awards.

•

Fixed-Price Contracts. Revenue for fixed-price contracts is recognized when earned, generally as work is performed in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Services performed vary from contract to contract and are not uniformly performed over the term of the arrangement. We recognize revenue in a number of different ways on fixed-price contracts, including:

•

revenue on certain fixed-price contracts is recorded each period based on contract costs incurred to date compared with total estimated costs at completion (cost-to-cost method). Performance is based on the ratio of costs incurred to total estimated costs where the costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client. Progress on a contract is matched against project costs and costs to complete on a periodic basis. Clients are obligated to pay as services are performed, and in the event that a client cancels the contract, payment for services performed through the date of cancellation is negotiated with the client;

•	revenue on certain other fixed-price contracts is recognized ratably over the period benefited; and

•	revenue on certain other fixed-price contracts is recorded based on units delivered to the customer multiplied by the contract-defined unit price.

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

Goodwill and the Amortization of Intangible Assets

Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill, in accordance with SFAS No. 141, Business Combinations. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead reviewed annually (or more frequently if impairment indicators arise) for impairment in accordance with the provisions of SFAS

No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets (“SFAS No. 144”).

We have elected to perform the annual goodwill impairment review, as of September 30 of each year, during the fourth quarter. Based upon management’s most recent review, including a valuation report issued by an investment bank, we determined that no goodwill impairment charge was required for 2007. Historically, there have been no goodwill impairment charges recorded by the Company.

We follow the provisions of SFAS No. 144 in accounting for impairment or disposal of long-lived assets. SFAS No. 144 requires that long-lived assets and certain identifiable intangibles be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. To date, there have been no impairment charges recorded by the Company.

New Accounting Standards

In December 2007, the FASB issued SFAS No. 141(R), which amends SFAS 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for the Company beginning January 1, 2009, and will be applied prospectively. To the extent we continue to make acquisitions, SFAS No. 141(R) could impact our future financial statements and related disclosures.

In December 2007, the FASB issued SFAS No. 160, which requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to identify and distinguish clearly between the interests of the parent and the interests of the noncontrolling owners. It is effective for us beginning January 1, 2009, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We have no material existing minority interests; therefore, we do not expect that the adoption of SFAS No. 160 will have a material effect on our future financial statements and related disclosures.

In May 2008, the FASB issued SFAS No. 162, which identifies a hierarchy for selecting accounting principals to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on our consolidated financial statements.

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

Non-Cash Compensation

The Company recognized stock-based compensation expense of $1.7 million and $3.4 million in the three months and six months ended June 30, 2008, respectively, which is included in indirect and selling expenses. By comparison, the Company recognized stock-based compensation expense of $0.6 million and $1.4 million in the three months and six months ended June 30, 2007, respectively.

As of June 30, 2008, there was $13.3 million of total unrecognized compensation expense related to unvested stock-based compensation. Such unrecognized compensation expense is being recognized over a three- to five-year period on a straight-line basis.

Depreciation and Amortization

Depreciation and amortization include the depreciation of computers, furniture, and other equipment; the amortization of the costs of internal software; leasehold improvements; and the amortization of intangible assets arising from acquisitions.

INCOME TAX EXPENSE

Our effective tax rate of 41.2% for the six months ended June 30, 2008, was higher than the statutory tax rate primarily due to permanent tax differences related to expenses not deductible for tax purposes.

RESULTS OF OPERATIONS

Three Months ended June 30, 2008, compared to Three Months ended June 30, 2007

The following table sets forth certain items from our unaudited consolidated statements of operations and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended June 30,				Three Months Ended June 30,
	2008	2007	2008	2007	2007 to 2008
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Revenue	$184,064	$190,171	100.0%	100.0%	$(6,107)	(3.2)%
Direct Costs	119,310	142,640	64.8%	74.9%	(23,330)	(16.4)%
Operating Expenses
Indirect and selling expenses	46,856	27,734	25.4%	14.6%	19,122	68.9%
Depreciation and amortization	3,603	1,174	2.0%	0.6%	2,429	206.9%

Total Operating Expenses	50,459	28,908	27.4%	15.2%	21,551	74.6%

Earnings (loss) from Operations	14,295	18,623	7.8%	9.9%	(4,328)	(23.2)%
Other (Expense) Income
Interest expense	(1,037)	(414)	(0.6)%	(0.2)%	(623)	150.5%
Other	(2)	158	0.0%	0.0%	(160)	(101.3)%

Income (loss) before Income Taxes	13,256	18,367	7.2%	9.7%	(5,111)	(27.8)%
Income Tax Expense	5,358	7,207	2.9%	3.8%	(1,849)	(25.7)%

Net Income	$7,898	$11,160	4.3%	5.9%	$(3,262)	(29.2)%

Revenue. Revenue for the three months ended June 30, 2008, was $184.1 million, compared to $190.2 million for the three months ended June 30, 2007, representing a decrease of $6.1 million, or 3.2%. The decrease was primarily due to a reduction in revenue of $58.2 million associated with the declining activities of The Road Home contract. The decrease in revenue on The Road Home contract was partially offset by increased revenue associated with the acquisitions of Z-Tech, SH&E and Jones & Stokes, whose results are included in operating results for the three months ended June 30, 2008, but not included in the operating results of the comparable period last year, and growth in other contracts of $14.7 million.

Direct costs. Direct costs for the three months ended June 30, 2008, were $119.3 million, or 64.8% of revenue, compared to $142.6 million, or 74.9% of revenue, for the three months ended June 30, 2007. The decrease was primarily due to the declining activities associated with The Road Home contract. The decrease was partially offset from direct costs on contracts obtained from the acquisition of Z-Tech, SH&E and Jones & Stokes, whose results are included in operating results for the three months ended June 30, 2008, but not included in the operating results of the comparable period last year. The decrease in direct costs as a percentage of revenue was primarily attributable to the decrease in work subcontracted to other parties on The Road Home contract, which was not fully offset by the direct costs (consisting primarily of direct labor) of the three acquired companies.

Indirect and selling expenses. Indirect and selling expenses for the three months ended June 30, 2008, were $46.9 million, or 25.4% of revenue, compared to $27.7 million, or 14.6% of revenue for the three months ended June 30, 2007. The increase in indirect and selling expenses was due principally to indirect costs associated with the operations of Z-Tech, SH&E and Jones & Stokes.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2008, was $3.6 million, or 2.0% of revenue, compared to $1.2 million, or 0.6% of revenue, for the three months ended June 30, 2007. This 206.9% increase in depreciation and amortization resulted primarily from the amortization of intangible assets recorded as a result of our acquisition in June 2007 of Z-Tech, in December 2007 of SH&E, and in February 2008 of Jones & Stokes. Amortization of intangible assets for the three months ended June 30, 2008, was $2.4 million compared to $0.6 million for the three months ended June 30, 2007.

Earnings from Operations. For the three months ended June 30, 2008, earnings from operations were $14.3 million, or 7.8% of revenue, compared to $18.6 million, or 9.9% of revenue, for the three months ended June 30, 2007. Earnings from operations as a percentage of revenue decreased primarily due to the additional amortization expenses related to the intangible assets associated with the acquisitions of Z-Tech, SH&E and Jones & Stokes and an increase in non-cash compensation.

Interest expense. For the three months ended June 30, 2008, interest expense was $1.0 million, compared to $0.4 million for the three months ended June 30, 2007. The increase was due primarily to an increase in debt associated with the three acquisitions noted above.

Income tax expense. Our effective income tax rate for the three months ended June 30, 2008, was 40.4% compared to 39.2% for the three months ended June 30, 2007. The lower effective tax rate in 2007 was attributable to federal tax credits that were larger than in 2008.

Six Months ended June 30, 2008, compared to Six Months ended June 30, 2007

The following table sets forth certain items from our unaudited condensed consolidated statements of operations and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

					Year-to-Year Change
	Six Months Ended June 30,				Six Months Ended June 30,
	2008	2007	2008	2007	2007 to 2008
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Revenue	$359,212	$341,884	100.0%	100.0%	$17,328	5.1%
Direct Costs	239,717	250,792	66.7%	73.4%	(11,075)	(4.4)%
Operating Expenses
Indirect and selling expenses	84,093	55,468	23.4%	16.2%	28,625	51.6%
Depreciation and amortization	6,386	2,341	1.8%	0.7%	4,045	172.8%

Total Operating Expenses	90,479	57,809	25.2%	16.9%	32,670	56.5%

Earnings (loss) from Operations	29,016	33,283	8.1%	9.7%	(4,267)	(12.8)%
Other (Expense) Income
Interest expense	(2,247)	(738)	-0.6%	(0.2)%	(1,509)	204.5%
Other	(52)	436	0.0%	0.1%	(488)	(111.9)%

Income (loss) before Income Taxes	26,717	32,981	7.5%	9.6%	(6,264)	(19.0)%
Income Tax Expense	11,004	13,139	3.1%	3.8%	(2,135)	(16.2)%

Net Income	$15,713	$19,842	4.4%	5.8%	$(4,129)	(20.8)%

Revenue. Revenue for the six months ended June 30, 2008, was $359.2 million, compared to $341.9 million for the six months ended June 30, 2007, representing an increase of $17.3 million, or 5.1%. The increase was primarily due to revenue associated with the acquisitions of Z-Tech, SH&E and Jones & Stokes, whose results are included in operating results for the six months ended June 30, 2008, but not included in the operating results of the comparable period last year, and growth in other contracts of $25.9 million, partially offset by a reduction in revenue of $72.0 million associated with the declining activities of The Road Home contract.

Direct costs. Direct costs for the six months ended June 30, 2008, were $239.7 million, or 66.7% of revenue, compared to $250.8 million, or 73.4% of revenue, for the six months ended June 30, 2007. The decrease was primarily due to the declining activities associated with The Road Home contract. The decrease was partially offset by direct costs on contracts obtained from the acquisition of Z-Tech, SH&E and Jones & Stokes, whose results are included in operating results for the six months ended June 30, 2008, but not included in the operating results of the comparable period last year. The decrease in direct costs as a percentage of revenue was primarily attributable to the decrease in work subcontracted to other parties on The Road Home contract, which was partially offset by the direct costs (consisting primarily of direct labor) of the three acquired companies.

Indirect and selling expenses. Indirect and selling expenses for the six months ended June 30, 2008, were $84.1 million, or 23.4% of revenue, compared to $55.5 million, or 16.2% of revenue for the six months ended June 30, 2007. The increase in indirect and selling expenses was due principally to indirect costs associated with the operations of Z-Tech, SH&E and Jones & Stokes.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2008, was $6.4 million, or 1.8% of revenue, compared to $2.3 million, or 0.7% of revenue, for the six months ended June 30, 2007. This 172.8% increase in depreciation and amortization resulted primarily from the amortization of intangible assets recorded as a result of our acquisition in June 2007 of Z-Tech, in December 2007 of SH&E, and in February 2008 of Jones & Stokes. Amortization of intangible assets for the six months ended June 30, 2008 was $4.2 million compared to $1.2 million for the six months ended June 30, 2007.

Earnings from Operations. For the six months ended June 30, 2008, earnings from operations were $29.0 million, or 8.1% of revenue, compared to $33.3 million, or 9.7% of revenue, for the six months ended June 30, 2007. Earnings from operations as a percentage of revenue decreased primarily due to the additional amortization expenses related to the intangible assets associated with the acquisitions of Z-Tech, SH&E, and Jones & Stokes, and an increase in non-cash compensation.

Interest expense. For the six months ended June 30, 2008, interest expense was $2.2 million, compared to $0.7 million for the six months ended June 30, 2007. The increase was due primarily to an increase in debt associated with the three acquisitions noted above.

Income tax expense. Our effective income tax rate for the six months ended June 30, 2008, was 41.2% compared to 39.8% for the six months ended June  30, 2007. The lower effective tax rate in 2007 was attributable to federal tax credits that were larger than in 2008.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Energy and climate change	10%	8%	10%	8%
Environment and infrastructure	26%	7%	22%	8%
Health, human services and social programs	55%	77%	59%	76%
Homeland security and defense	9%	8%	9%	8%

Total	100%	100%	100%	100%

Our primary clients are the State of Louisiana and agencies and departments of the U.S. federal government. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
U.S. state and local government	47%	70%	50%	68%
U.S. federal government	35%	23%	34%	25%
Domestic commercial	13%	5%	11%	5%
International	5%	2%	5%	2%

Total	100%	100%	100%	100%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Time-and-materials	68%	50%	66%	52%
Cost-based	11%	8%	11%	8%
Fixed-price	21%	42%	23%	40%

Total	100%	100%	100%	100%

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

Our estimates of funded, unfunded and total backlog at the dates indicated were as follows:

	June 30,
	2008	2007
	(in millions)
Funded	$425.6	$561.9
Unfunded	$354.0	$258.7

Total	$779.6	$820.6

The backlog estimates at June 30, 2008, included an estimated funded backlog of $158 million associated with The Road Home contract, and $82.7 million of backlog associated with Jones  & Stokes. Backlog for SH&E is not included in the totals.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition. Contract receivables, net, decreased to $153.9 million as of June 30, 2008, compared to $190.2 million as of December 31, 2007, due to a reduction in the amount of contract receivables under The Road Home contract, partially offset by the addition of contract receivables from the addition of Jones & Stokes. The other significant change in our assets from December 31, 2007 to June 30, 2008, was an increase in goodwill from $159.5 million to $200.5 million, resulting from our acquisition of Jones & Stokes.

Our current liabilities decreased to $106.8 million as of June 30, 2008, from $165.2 million as of December 31, 2007, due primarily to a $45.7 million decrease in accounts payable, and a $7.9 million decrease in accrued expenses. Both of these decreases were primarily attributable to decreased activity levels (including those of subcontractors) under The Road Home contract, partially offset by the addition of current liabilities from Jones & Stokes. Long-term debt increased by $45.8 million, primarily due to the acquisition of Jones & Stokes.

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

Under the terms of our Second Amended and Restated Credit Agreement, we are required to comply with financial and non-financial covenants. We were in compliance with all such covenants as of June 30, 2008.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of six months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, were $2.0 million and $1.7 million on June 30, 2008, and June 30, 2007, respectively.

Credit Facility and Borrowing Capacity. On February 14, 2008, we and our lenders agreed to a sixth amendment to our Amended and Restated Credit Agreement, which increased our revolving line of credit from $115.0 million to $125.0 million and included consent from our lenders for us to acquire Jones & Stokes. On February 20, 2008, we signed the Second Amended and Restated Business Loan and Security Agreement with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (until February 20, 2013). This revised credit facility provides for borrowings on a revolving line of credit up to $275.0 million without a borrowing base requirement, subject to the Company’s compliance with both financial and non-financial covenants. The revised credit facility also provides for an “accordion feature,” which permits additional revolving credit commitments up to $75.0 million under the same terms and conditions as the existing revolving line of credit, subject to lenders’ approval. This agreement also provides pre-approval of our lenders for us to acquire other companies with individual purchase prices of up to $75.0 million if certain conditions are met, lowers our interest rate pricing grid, and provides less restrictive financial and non-financial covenants than our previous agreement.

Cash Flow. The following table sets forth our sources and uses of cash for the six months ended June 30, 2008, and June 30, 2007:

	Six Months Ended
	June 30, 2008	June 30, 2007
	(in thousands)
Net cash provided by operations	$7,115	$30,154
Net cash used in investing activities	(55,185)	(42,322)
Net cash provided by financing activities	47,220	10,763
Effect of exchange rate on cash	135	85

Net decrease in cash	$(715)	$(1,320)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $7.1 million in the six months ended June 30, 2008, and $30.2 million in the six months ended June 30, 2007. Cash flows from operating activities for the first six months of 2008 were negatively impacted by a large increase in our subcontract and vendor payments, partially offset by a significant decrease in our contract receivables. Cash flows from operating activities for the first six months of 2007 were positively impacted by a large increase in accounts payable and accrued expenses, partially offset by a significant increase in our contract receivables.

Investing activities used cash of $55.2 million for the six months ended June 30, 2008, compared to $42.3 million for the six months ended June 30, 2007. The cash used in investing activities for the first six months of 2008, was primarily for payments for the acquisition of Jones & Stokes. The cash used in investing activities for the first six months of 2007 was primarily for our acquisition of Energy and Environmental Analysis, Inc. (“EEA”), Advanced Performance Consulting Group, Inc. (“APCG”), and Z-Tech.

For the six months ended June 30, 2008, cash flow provided by financing activities of $47.2 million was attributable primarily to a $45.8 million in net debt advances from our revolving line, which was used to fund the acquisition of Jones & Stokes. For the six months ended June 30, 2007, cash flow provided by financing activities of $10.8 million was attributable primarily to a $5.0 million increase in debt and $3.0 million in net proceeds from the exercise of stock options.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

For the six months ended June 30, 2008, we had four letters of credit outstanding for a total value of $0.8 million.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of June 30, 2008, that requires us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. Excluded from the following table are amounts already recorded on our balance sheet as liabilities at June 30, 2008.

		Payments due by Period (In thousands)
	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
Rent of facilities	$73,881	$16,810	$29,773	$17,503	$9,795
Operating lease obligations	$4,742	$2,096	$2,220	$426	$—

Total	$78,623	$18,906	$31,993	$17,929	$9,795

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Issuances of Common Stock. There have been no changes to the “Recent Sales of Unregistered Securities” disclosed in Part II, Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2007, other than a total of 3,272 shares of unregistered stock, valued at approximately $71,300, issued to five directors of the Company during the six months ended June 30, 2008, in lieu of cash for director fee compensation. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Grants of Restricted Stock. On March 14, 2008, we issued 10,192 shares of restricted common stock to two directors, valued at $215,968.

Purchase of Equity. During the three months ended June 30, 2008, the Company purchased 12,812 shares of common stock for $250,116 in exchange for the payment of withholding taxes and exercise price due upon the exercise of options. The average fair value of the common stock was $19.52 per share.

The following table summarizes stock repurchases for the three months ended June 30, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1—April 30	8,367	$20.49	None	None
May 1—May 30	—	$0.00	None	None
June 1—June 30	4,445	$17.70	None	None

Total	12,812	$19.52	None	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on June 5, 2008. The results of the vote on the matters presented at the meeting on that date were as follows:

1.	The following individuals were elected as directors, each for a three-year term, by the following votes:

	Votes For	Votes Withheld
Dr. Edward H. Bersoff	12,879,896	445,699
David C. Lucien	12,882,779	442,816

2.	The appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2008, was ratified by the stockholders by the following vote:

Votes For	Votes Against	Abstain
12,719,553	554,978	51,064

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit
10.1	Eighth Amendment of Contract between ICF Emergency Management, LLC and the State of Louisiana, though the Division of Administration, Office of Community Development (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 22, 2008).

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 8, 2008	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 8, 2008	By:	/s/ ALAN R. STEWART
Alan R. Stewart
Chief Financial Officer and Assistant Corporate Secretary
(Principal Financial and Accounting Officer)