Form 10-Q
period 2008-09-30
ICF International, Inc.
filed 2008-11-07
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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

As of November 1, 2008, there were 14,877,813 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2008

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS AT

SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007

(in thousands)

Assets

	September 30, 2008	December 31, 2007
	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,699	$2,733
Contract receivables, net	156,199	190,159
Prepaid expenses and other	4,962	3,955
Income tax receivable	1,140	1,933
Deferred income taxes	5,613	3,902

Total current assets	170,613	202,682

Total property and equipment, net	14,340	7,541
Other assets:
Goodwill	200,061	159,491
Other intangible assets, net	19,086	17,710
Restricted cash	2,644	3,668
Other assets	3,078	1,933

Total assets	$409,822	$393,025

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	September 30, 2008	December 31, 2007
	(Unaudited)
Current Liabilities:
Accounts payable	$23,510	$74,260
Accrued expenses	42,190	47,084
Accrued salaries and benefits	32,115	27,801
Deferred revenue	12,299	16,067

Total current liabilities	110,114	165,212

Long-term liabilities:
Long-term debt	89,692	47,079
Deferred rent	2,300	1,773
Deferred income taxes	11,449	9,109
Other	1,733	5,061

Total Liabilities	215,288	228,234
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 14,854,014 and 14,593,723 issued; and 14,779,602 and 14,531,521 outstanding as of September 30, 2008, and December 31, 2007, respectively	15	15
Additional paid-in capital	117,876	109,795
Treasury stock, at cost	(1,438)	(746)
Accumulated other comprehensive income	125	361
Stockholder notes receivable	(12)	(21)
Retained earnings	77,968	55,387

Total stockholders’ equity	194,534	164,791

Total liabilities and stockholders’ equity	$409,822	$393,025

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007

Gross Revenue	$176,281	$198,813	$535,493	$540,697
Direct Costs	115,421	147,468	355,138	398,260
Operating costs and expenses:
Indirect and selling expenses	44,251	29,639	128,344	85,107
Depreciation and amortization	1,706	622	3,891	1,727
Amortization of intangible assets	2,241	1,257	6,442	2,493

Total operating costs and expenses	48,198	31,518	138,677	89,327

Operating Income	12,662	19,827	41,678	53,110
Interest expense	(785)	(654)	(3,032)	(1,392)
Other income	67	54	15	490

Income before taxes	11,944	19,227	38,661	52,208
Provision for income taxes	5,076	8,133	16,080	21,272

Net income	$6,868	$11,094	$22,581	$30,936

Earnings per Share:
Basic	$0.47	$0.78	$1.55	$2.20

Diluted	$0.45	$0.74	$1.48	$2.09

Weighted-average Shares:
Basic	14,631	14,299	14,570	14,060

Diluted	15,283	14,999	15,209	14,800

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2008	2007

Cash flows from operating activities
Net income	$22,581	$30,936
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,333	4,220
Non-cash compensation	4,827	2,189
Accrued interest on stockholder notes	—	(21)
Loss on disposal of fixed assets	122	5
Deferred income taxes	(4,736)	(1,715)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	51,932	(36,950)
Prepaid expenses and other	327	(1,506)
Accounts payable	(55,083)	17,725
Accrued expenses	(7,685)	20,833
Accrued salaries and benefits	543	7,731
Deferred revenue	(3,887)	(3,995)
Income tax payable	36	(2,706)
Deferred rent	569	1
Other liabilities	(3,738)	(1,177)

Net cash provided by operating activities	16,141	35,570

Cash flows from investing activities
Capital expenditures	(9,257)	(2,646)
Capitalized software development costs	(245)	(300)
Payments for business acquisitions, net of cash acquired	(51,334)	(40,796)

Net cash used in investing activities	(60,836)	(43,742)

Cash flows from financing activities
Advances from working capital facilities	227,878	216,089
Payments on working capital facilities	(185,265)	(216,089)
Restricted cash	1,024	72
Debt issue costs	(1,311)	(82)
Proceeds from exercise of options	1,200	3,851
Tax benefits of stock option exercises	2,047	2,960
Net payments for stockholder issuances and buybacks	(685)	(285)
Proceeds on stockholder notes	9	536

Net cash provided by financing activities	44,897	7,052
Effect of Exchange Rate on Cash	(236)	197

Net decrease in cash and cash equivalents	(34)	(923)
Cash and cash equivalents, beginning of period	2,733	2,997

Cash and cash equivalents, end of period	$2,699	$2,074

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,714	$1,135

Income taxes	$20,694	$23,037

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share data)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the Company’s results for the three-month and nine-month periods ended September 30, 2008, and September 30, 2007. Operating results for the three-month and nine-month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2007, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 17, 2008.

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

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with over 30 domestic regional offices and international offices in London, Moscow, New Delhi, Rio de Janeiro, and Toronto.

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

The acquisition was accounted for as a purchase in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141, Business Combinations (“SFAS No. 141”). The aggregate purchase price was approximately $50.4 million, including $49.0 million of cash and $1.4 million of transaction expenses. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $48.7 million. The Company has preliminarily allocated approximately $43.7 million to goodwill and $5.0 million to other intangible assets. The intangible assets consist of customer-related intangibles and marketing-related intangibles in the amounts of approximately $2.9 million and $2.1 million, respectively. The customer-related intangibles and marketing-related intangibles are being amortized over seven years and two years, respectively. Neither the goodwill nor the amortization of intangibles is deductible for tax purposes. The results of operations for Jones & Stokes have been included in the Company’s statement of operations since February 11, 2008.

During the second and third quarters of 2008, the Company’s estimated fair value of net tangible assets acquired decreased by $1.1 million, primarily due to an increase in deferred tax liability. The aggregate purchase price increased by $0.4 million (due to a working capital adjustment), and other intangible assets increased by $1.9 million.

Management’s estimates of the fair values of the other acquired assets are as of the acquisition date and are based on its initial analysis of supporting information. Additionally, the purchase price for the transaction may change based upon final settlement of any pre-acquisition contingencies in accordance with SFAS No. 141.

Simat, Helliesen & Eichner, Inc. In December 2007, the Company acquired 100 percent of the outstanding common shares of Simat, Helliesen & Eichner, Inc. (“SH&E”), a privately held aviation transportation consulting firm that provides strategy, policy, regulatory, financial, and technical consulting services to airlines, airports, and other public and private industry stakeholders. The Company believes that the acquisition will enhance its transportation service offerings, which had been concentrated primarily on surface transportation, with federal, state, and industry clients; enhance its position in key federal markets such as the Federal Aviation Administration and Transportation Security Administration; and allow the Company to combine its climate change expertise with SH&E’s strong aviation presence to be a leader in the expanding air transport and climate change market.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141. The aggregate purchase price was approximately $53.0 million, including $52.0 million of cash and $1.0 million of transaction expenses. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $47.6 million. The Company has preliminarily allocated approximately $38.2 million to goodwill and $9.4 million to other intangible assets and expects to finalize this allocation by the end of 2008. The intangible assets consist of customer-related intangibles, developed technology, and marketing-related intangibles in the amounts of approximately $6.6 million, $2.3 million and $0.5 million, respectively. The customer-related intangibles, developed technology, and marketing related intangibles are being amortized over seven years, six years, and one year, respectively. Neither the goodwill nor the amortization of intangibles is deductible for tax purposes. The results of operations for SH&E have been included in the Company’s statement of operations since December 3, 2007.

Management’s estimates of the fair values of the acquired assets are as of the acquisition date and are based on its initial analysis of supporting information. The final results of the Company’s analysis may differ from the preliminary purchase price allocation. Additionally, the purchase price for the transaction may change based upon final settlement of any pre-acquisition contingencies in accordance with SFAS No. 141.

Note 3. Contract Receivables

Contract receivables consisted of the following (in thousands of dollars):

	September 30, 2008	December 31, 2007
Billed	$120,513	$141,484
Unbilled	40,868	52,208
Allowance for doubtful accounts	(5,182)	(3,533)

Contract receivables, net	$156,199	$190,159

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

Note 5. Debt

As of September 30, 2008, the Company had $89.7 million in debt outstanding. During the nine months ended September 30, 2008, the Company incurred net borrowings of $42.6 million on its revolving credit facility. The Company used these borrowed funds to finance acquisitions and working capital. The Company amended its credit facility on February 14, 2008, to increase the capacity of its revolving line of credit from $115.0 million to $125.0 million. On February 20, 2008, the Company signed the Second Amended and Restated Business Loan and Security Agreement with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (until February 20, 2013). The Company borrowed funds under its revolving facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. These interest rates ranged from 3.35% to 4.09% during the quarter. The unused credit facility as of September 30, 2008, was $184.4 million.

Note 6. Accounting for Stock-Based Compensation

Stock Incentive Plans

On June 25, 1999, the Company adopted the ICF Consulting Group, Inc. Management Stock Option Plan (the “1999 Plan”). The 1999 Plan provides for the granting of straight and incentive awards to employees of the Company to purchase shares of the Company’s common stock. A total of 1,334,027 shares of common stock were originally reserved for issuance under the 1999 Plan. In May 2002, the Company amended the 1999 Plan to reserve an additional 238,313 shares for issuance. The exercise price for straight awards granted under the 1999 Plan was not to be less than $5.00 per share. The option price for incentive awards granted under the 1999 Plan was determined by the Compensation Committee of the Board of Directors based upon the fair market value of the Company’s common stock on the date of grant. Awards are no longer being made under the 1999 Plan, and the 1999 Plan will expire in June 2009. A total of 23,692 share equivalents remain available under the 1999 Plan.

Effective with the Company’s initial public offering of stock in September 2006, a long-term equity incentive plan (the “2006 Plan”) was adopted. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other incentive awards, including restricted stock units and cash incentives. Under the 2006 Plan, the Company may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of the Company’s fiscal years, beginning in 2007, equal to the lesser of three percent (3%) of the number of outstanding shares of common stock outstanding as of January 1 or a lesser amount as determined by the Board of Directors (the “evergreen provision”). Under this evergreen provision, the Board of Directors authorized increases of (a) 217,973 shares as of January 1, 2008, which was one and one-half percent (1.5%) of its shares of common stock outstanding as of that date, and (b) 416,241 shares as of January 1, 2007, which was three percent (3%) of the number of shares outstanding as of that date. Individuals eligible to participate in the 2006 Plan include all officers and key employees of the Company, as determined by the Compensation Committee of the Board of Directors, and all non-employee directors.

Stock-Based Compensation

The Company recognized stock-based compensation expense of $4.8 million in the nine months ended September 30, 2008, and $2.2 million in the nine months ended September 30, 2007, which is included in indirect and selling expenses.

As of September 30, 2008, and September 30, 2007, there was $11.7 million and $7.0 million, respectively, of total unrecognized compensation cost related to unvested stock-based compensation agreements. Unrecognized compensation expense is being recognized over a three- to five-year period on a straight-line basis.

In accordance with SFAS No. 123(R), Share-Based Payment, for periods beginning on or after January 1, 2006, excess tax benefits from stock-based compensation plans are presented as financing cash flows. The excess tax benefits totaled approximately $2.0 million and $3.0 million for the nine months ended September 30, 2008, and September 30, 2007, respectively.

Stock Options

All stock options granted through 2006 were granted under the 1999 Plan. All stock options granted in 2007 were under the 2006 Plan. No stock options were granted during the nine months ended September 30, 2008. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2008, was $8.4 million. The aggregate intrinsic value of options outstanding but unvested at September 30, 2008, was $0.2 million.

Compensation expense related to options under the fair value method was $0.4 million for the nine months ended September 30, 2008, and $0.3 million for the nine months ended September 30, 2007. Unrecognized expense related to options was $0.8 million and $1.3 million for the nine months ended September 30, 2008, and September 30, 2007, respectively.

The following table depicts stock option activity for the nine months ended September 30, 2008:

	Options Outstanding
	Shares	Weighted-Average Exercise Price
As of December 31, 2007	1,043,561	$8.48
Options forfeited or cancelled	(1,000)	5.00
Options exercised	(216,882)	5.53

As of September 30, 2008	825,679	$9.25

Information regarding stock options outstanding as of September 30, 2008, is summarized below:

		OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
Range of Options Exercise Prices		Number of Options Outstanding As of 09/30/08	Weighted Average Remaining Contractual Term (yrs)	Weighted Average Option Exercise Price	Number of Options Exercisable As of 09/30/08	Weighted Average Exercise Options Price
$5.00	$5.00	195,986	1.69	$5.00	195,986	$5.00
$6.00	$6.00	29,265	2.25	$6.00	29,265	$6.00
$6.10	$6.10	233,223	3.78	$6.10	233,223	$6.10
$7.34	$7.34	119,705	5.92	$7.34	119,705	$7.34
$9.05	$9.05	37,500	7.46	$9.05	37,500	$9.05
$18.31	$18.31	210,000	8.48	$18.31	70,001	$18.31
$5.00	$18.31	825,679	4.90	$9.25	685,680	$7.41

Restricted Stock Awards

Pursuant to the 2006 Plan, the Company issued 10,192 shares of restricted stock to two directors on March 14, 2008, which vest over three years on a straight-line basis. The grant date fair value of these restricted stock awards was $21.19 per share.

Compensation expense computed under the fair value method was $0.4 million for both the nine months ended September 30, 2008, and September 30, 2007. Unrecognized compensation expense related to restricted stock awards was approximately $0.6 million and $1.1 million for the nine months ended September 30, 2008, and September 30, 2007, respectively.

Restricted Stock Units

Pursuant to the 2006 Plan, the Company awarded 44,757 restricted stock units (“RSUs”) to employees during the nine months ended September 30, 2008. The RSUs vest over three years and are being expensed on a straight-line basis. When an RSU vests, one share of stock is issued to the employee for each RSU he or she holds. The RSUs were valued based on the grant date value of a share of the Company’s common stock. The weighted-average grant date fair value of the RSUs was $21.23 per share.

Compensation expense related to RSUs computed under the fair value method was $4.0 million and $1.5 million for the nine months ended September 30, 2008, and September 30, 2007, respectively. Unrecognized expense related to RSUs was $10.4 million and $4.6 million for the nine months ended September 30, 2008, and September 30, 2007, respectively.

The activity related to RSUs during the nine months ended September 30, 2008, was as follows:

Shares
Outstanding December 31, 2007	889,165
Granted	44,757
Vested	(53,507)
Forfeited	(31,300)

Outstanding September 30, 2008	849,115

Note 7. Income Taxes

On January 1, 2007, the Company adopted the provision of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”).

For the nine months ended September 30, 2008, the Company reduced the $2.2 million of unrecognized tax benefits at December 31, 2007, by $1.3 million. Of this reduction, $1.1 million was predominantly related to filing of amended tax returns to report unrecognized tax benefits from prior acquisitions and $0.4 million was related to the expiration of the federal statute of limitations for the 2004 tax year, both of which were partially offset by a $0.2 million addition for new unrecognized tax benefits. The unrecognized tax benefits as of September 30, 2008, were $0.9 million. Of this total, $0.7 million would affect the effective tax rate if recognized and the remaining $0.2 million related to acquisitions would not affect the effective tax rate if recognized, but would be a decrease to goodwill.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2005 through 2007 tax years remain subject to examination by the Internal Revenue Service and the 2004 through 2007 tax years generally remain subject to examination by state authorities. The Company does not anticipate a significant increase or decrease to the total unrecognized tax benefits during the next 12 months.

The Company reports interest and penalties related to non-acquisition unrecognized tax benefits in net income before tax. For the nine months ended September 30, 2008, the Company reversed approximately $0.4 million of penalty and interest. This reversal was predominantly related to the expiration of the federal statute of limitations for the 2004 tax year and the filing of amended returns for previous unrecognized tax benefits, of which $0.3 million related to prior acquisitions and was recorded through goodwill. The Company has not yet determined the effect, if any, that the acquisition of Jones and Stokes will have on the amount of unrecognized tax benefits, but expects to make this determination by the end of 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net Income	$6,868	$11,094	$22,581	$30,936

Weighted-average number of basic shares outstanding during the period	14,631	14,299	14,570	14,060
Dilutive effect of stock options, restricted stock and RSUs	652	700	639	740

Weighted-average number of diluted shares outstanding during the period	15,283	14,999	15,209	14,800

Basic earnings per share	$0.47	$0.78	$1.55	$2.20

Diluted earnings per share	$0.45	$0.74	$1.48	$2.09

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

In May 2008, the FASB issued SFAS Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies a hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on the Company’s consolidated financial statements.

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

OVERVIEW

We provide management, technology and policy consulting and implementation services to government, commercial and international clients. We help our clients conceive, develop, implement and improve solutions that address complex economic, social and national security issues. Our services primarily address four key markets: energy and climate change; environment and infrastructure; health, human services and social programs; and homeland security and defense. Increased government involvement in virtually all aspects of our lives has created opportunities for us to resolve issues at the intersection of the public and private sectors. We believe that demand for our services will continue to grow as government, industry and other stakeholders seek to understand and respond to geopolitical and demographic changes, budgetary constraints, heightened environmental and social concerns, rapid technological changes, and increasing globalization. Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including HHS, DoD, EPA, DHS, DOT, DOJ, HUD, and DOE. U.S. federal government clients generated approximately 35% of our revenue for the nine months ended September 30, 2008, and approximately 27% of our revenue in the full year 2007. Our largest state and local government client is the state of Louisiana. State and local government clients generated approximately 48% of our revenue for the nine months ended September 30, 2008, and approximately 65% of our revenue in the full year 2007. The Road Home contract with the State of Louisiana accounted for approximately 40% of our revenue for the nine months ended September 30, 2008, and approximately 63% of our revenue in the full year 2007. We also serve commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms. Our commercial and international clients, including government clients outside the United States, generated approximately 17% of our revenue for the nine months ended September 30, 2008, and 8% of our revenue in the full year 2007. We have successfully worked with many of our clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

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

We have more than 3,000 employees, including many who are recognized thought leaders in their respective fields. We serve clients globally from our headquarters in the metropolitan Washington, D.C. area, our domestic regional offices throughout the United States, and our international offices in London, Moscow, New Delhi, Rio de Janeiro, and Toronto.

OUTLOOK

In June 2006, our subsidiary, ICF Emergency Management Services, LLC, was awarded The Road Home contract. As discussed below, The Road Home contract has had a significant impact on our results of operations beginning in the third quarter of 2006, accounting for approximately 63% of our revenue for all of 2007 and approximately 40% of our revenue for the nine months ended September 30, 2008. The contract has a stated term of three years. However, due to the acceleration of the program, we expect the program may be substantially concluded during 2008, accelerating to earlier periods our need to win new business to replace the revenues from the contract. The acceleration of the program has also accelerated the pace at which we have earned fees compared to anticipated fee earnings over what had been expected to be a three-year program. This factor, together with the challenges of predicting the future timing of work by our numerous subcontractors, makes it especially difficult for us to forecast the revenues and earnings associated with the contract.

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

In May 2008, the FASB issued SFAS No. 162, which identifies a hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The adoption of SFAS No. 162 is not expected to have a material impact on our consolidated financial statements.

DIRECT COSTS

Direct costs consist primarily of costs incurred to provide services to clients, the most significant of which include employee salaries and wages, plus associated fringe benefits, relating to specific client engagements. Direct costs also include the costs of subcontractors and outside consultants, third-party materials, and any other related direct costs, such as travel expenses.

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

Indirect and Selling Expenses

Indirect and selling expenses include our management, facilities, and infrastructure costs for all employees, as well as salaries and wages, plus associated fringe benefits, not directly related to client engagements. Among the functions covered by these expenses are marketing, business and corporate development, bids and proposals, facilities, information technology and systems, contracts administration, accounting, treasury, human resources, legal, corporate governance, and executive and senior management. We include all of the incentive compensation paid to all of our employees in this item, including cash and non-cash incentive compensation (such as stock-based compensation) regardless of whether the other compensation and benefit costs of these employees are included in direct costs or indirect and selling expenses.

Non-Cash Compensation

The Company recognized stock-based compensation expense of $1.5 million and $4.8 million in the three months and nine months ended September 30, 2008, respectively, which is included in indirect and selling expenses. By comparison, the Company recognized stock-based compensation expense of $0.8 million and $2.2 million in the three months and nine months ended September 30, 2007, respectively. The expense was significantly greater in 2008 because approximately 61% of the awards made in 2007 were made in the fourth quarter.

As of September 30, 2008, there was $11.7 million of total unrecognized compensation expense related to unvested stock-based compensation. Such unrecognized compensation expense is being recognized over a three- to five-year period on a straight-line basis.

Depreciation and Amortization

Depreciation and amortization include the depreciation of computers, furniture, and other equipment; the amortization of the costs of internal software; leasehold improvements; and the amortization of intangible assets arising from acquisitions.

INCOME TAX EXPENSE

Our effective tax rate of 41.6% for the nine months ended September 30, 2008, was higher than the statutory tax rate primarily due to permanent tax differences related to expenses not deductible for tax purposes.

RESULTS OF OPERATIONS

Three Months ended September 30, 2008, compared to Three Months ended September 30, 2007

The following table sets forth certain items from our unaudited consolidated statements of operations and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended September 30,				Three Months Ended September 30,
	2008	2007	2008	2007	2007 to 2008
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Revenue	$176,281	$198,813	100.0%	100.0%	$(22,532)	(11.3)%
Direct Costs	115,421	147,468	65.5%	74.2%	(32,047)	(21.7)%
Operating Expenses
Indirect and selling expenses	44,251	29,639	25.0%	14.9%	14,612	49.3%
Depreciation and amortization	1,706	622	1.0%	0.3%	1,084	174.3%
Amortization of intangible assets	2,241	1,257	1.3%	0.6%	984	78.3%

Total Operating Expenses	48,198	31,518	27.3%	15.8%	16,680	52.9%

Earnings from Operations	12,662	19,827	7.2%	10.0%	(7,165)	(36.1)%
Other (Expense) Income
Interest expense	(785)	(654)	(0.4)%	(0.3)%	(131)	20.0%
Other	67	54	0.0%	0.0%	13	24.1%

Income before Income Taxes	11,944	19,227	6.8%	9.7%	(7,283)	(37.9)%
Income Tax Expense	5,076	8,133	2.9%	4.1%	(3,057)	(37.6)%

Net Income	$6,868	$11,094	3.9%	5.6%	$(4,226)	(38.1)%

Revenue. Revenue for the three months ended September 30, 2008, was $176.3 million, compared to $198.8 million for the three months ended September 30, 2007, representing a decrease of $22.5 million or 11.3%. The decrease was primarily due to a reduction in revenue of $64.8 million associated with the declining activities of The Road Home contract. The decrease in revenue on The Road Home contract was partially offset by both revenue associated with the acquisitions of SH&E and Jones & Stokes, whose results are included in operating results for the three months ended September 30, 2008, but not included in the operating results of the comparable period last year, and growth in other contracts of $15.1 million.

Direct costs. Direct costs for the three months ended September 30, 2008, were $115.4 million, or 65.5% of revenue, compared to $147.5 million, or 74.2% of revenue, for the three months ended September 30, 2007. The decrease was primarily due to the declining activities associated with The Road Home contract. The decrease was partially offset by direct costs associated with the acquisition of SH&E and Jones & Stokes, whose results are included in operating results for the three months ended September 30, 2008, but not included in the operating results of the comparable period last year. The decrease in direct costs as a percentage of revenue was primarily attributable to a decrease in work we subcontracted to other parties on The Road Home contract.

Indirect and selling expenses. Indirect and selling expenses for the three months ended September 30, 2008, were $44.3 million, or 25.0% of revenue, compared to $29.6 million, or 14.9% of revenue for the three months ended September 30, 2007. The 49.3% increase in indirect and selling expenses was due principally to indirect costs associated with the operations of SH&E and Jones & Stokes, which was not included in the operating results for the three months ended September 30, 2007. The increase in indirect costs as a percentage of revenue for the three months ended September 30, 2008, was primarily attributable to the addition of the acquisitions and decrease in revenue from The Road Home contract noted above.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2008, was $1.7 million, or 1.0% of revenue, compared to $0.6 million, or 0.3% of revenue for the three months ended September 30, 2007. This 174.3% increase in depreciation and amortization and the increase in depreciation and amortization as a percentage of revenue resulted primarily from our acquisitions in December 2007 of SH&E and February 2008 of Jones & Stokes and an increase in capital expenditures.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2008, was $2.2 million, or 1.3% of revenue, compared to $1.3 million, or 0.6% of revenue for the three months ended September 30, 2007. This 78.3% increase in amortization of intangible assets and the increase in amortization of intangible assets as a percentage of revenue resulted primarily from our acquisitions in December 2007 of SH&E and February 2008 of Jones & Stokes.

Earnings from Operations. For the three months ended September 30, 2008, earnings from operations were $12.7 million, or 7.2% of revenue, compared to $19.8 million, or 10.0% of revenue for the three months ended September 30, 2007. Earnings from operations, both in total and as a percentage of revenue, decreased primarily due to the additional amortization expenses related to the intangible assets associated with the acquisitions of SH&E and Jones & Stokes, the increase in depreciation and amortization related to capital expenditures, an increase in non-cash compensation, and a decrease in revenue from The Road Home contract.

Interest expense. For the three months ended September 30, 2008, interest expense was $0.8 million, compared to nearly $0.7 million for the three months ended September 30, 2007. The increase was due primarily to an increase in debt associated with the acquisitions noted above.

Income tax expense. Our effective income tax rate for the three months ended September 30, 2008, was 42.5% compared to 42.3% for the three months ended September 30, 2007.

Nine Months ended September 30, 2008, compared to Nine Months ended September 30, 2007

The following table sets forth certain items from our unaudited condensed consolidated statements of operations and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

					Year-to-Year Change
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2008	2007	2008	2007	2007 to 2008
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Revenue	$535,493	$540,697	100.0%	100.0%	$(5,204)	(1.0)%
Direct Costs	355,138	398,260	66.3%	73.7%	(43,122)	(10.8)%
Operating Expenses
Indirect and selling expenses	128,344	85,107	24.0%	15.7%	43,237	50.8%
Depreciation and amortization	3,891	1,727	0.7%	0.3%	2,164	125.3%
Amortization of intangible assets	6,442	2,493	1.2%	0.5%	3,949	158.4%

Total Operating Expenses	138,677	89,327	25.9%	16.5%	49,350	55.2%

Earnings from Operations	41,678	53,110	7.8%	9.8%	(11,432)	(21.5)%
Other (Expense) Income
Interest expense	(3,032)	(1,392)	(0.6)%	(0.3)%	(1,640)	117.8%
Other	15	490	0.0%	0.1%	(475)	(96.9)%

Income before Income Taxes	38,661	52,208	7.2%	9.6%	(13,547)	(25.9)%
Income Tax Expense	16,080	21,272	3.0%	3.9%	(5,192)	(24.4)%

Net Income	$22,581	$30,936	4.2%	5.7%	$(8,355)	(27.0)%

Revenue. Revenue for the nine months ended September 30, 2008, was $535.5 million, compared to $540.7 million for the nine months ended September 30, 2007, representing a decrease of $5.2 million or 1.0%. The decrease was primarily due to a reduction in revenue of $136.9 million associated with the declining activities of The Road Home contract. The decrease in revenue on The Road Home contract was partially offset by: (1) revenue associated with the acquisitions of SH&E and Jones & Stokes, whose results are included in operating results for the nine months ended September 30, 2008, but not included in the operating results of the comparable period last year; (2) the acquisition of Z-Tech, whose results are included in operating results for the nine months ended September 30, 2008, but included for only 3 months in the operating results of the comparable period last year; and, (3) growth in other contracts of $39.2 million.

Direct costs. Direct costs for the nine months ended September 30, 2008, were $355.1 million, or 66.3% of revenue, compared to $398.3 million, or 73.7% of revenue, for the nine months ended September 30, 2007. The decrease was primarily due to the declining activities associated with The Road Home contract. The decrease was partially offset by direct costs associated with the acquisitions of SH&E and Jones & Stokes, whose results are included in operating results for the nine months ended September 30, 2008, but not included in the operating results of the comparable period last year, and the acquisition of Z-Tech, whose results are included in operating results for the nine months ended September 30, 2008, but included for only 3 months in the operating results of the comparable period last year. The decrease in direct costs as a percentage of revenue was primarily attributable to a decrease in work we subcontracted to other parties on The Road Home contract.

Indirect and selling expenses. Indirect and selling expenses for the nine months ended September 30, 2008, were $128.3 million, or 24.0% of revenue, compared to $85.1 million, or 15.7% of revenue for the nine months ended September 30, 2007. The 50.8% increase in indirect and selling expenses was due principally to indirect costs associated with the operations of Z-Tech, SH&E, and Jones & Stokes, and the increase in non-cash compensation expense. The increase in indirect and selling expenses as a percentage of revenue for the nine months ended September 30, 2008, was primarily attributable to the addition of the three acquisitions noted above.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2008, was $3.9 million, or 0.7% of revenue, compared to $1.7 million, or 0.3% of revenue for the nine months ended September 30, 2007. This 125.3% increase in depreciation and amortization and the increase in depreciation and amortization as a percentage of revenue resulted primarily from our acquisitions in June 2007 of Z-Tech, in December 2007 of SH&E, and in February 2008 of Jones & Stokes, and an increase in capital expenditures.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2008, was $6.4 million, or 1.2% of revenue, compared to $2.5 million, or 0.5% of revenue for the nine months ended September 30, 2007. This 158.4% increase in amortization of intangible assets and the increase in amortization of intangible assets as a percentage of revenue resulted primarily from our acquisitions in June 2007 of Z-Tech, in December 2007 of SH&E, and February 2008 of Jones & Stokes.

Earnings from Operations. For the nine months ended September 30, 2008, earnings from operations were $41.7 million, or 7.8% of revenue, compared to $53.1 million, or 9.8% of revenue for the nine months ended September 30, 2007. Earnings from operations, both in total and as a percentage of revenue, decreased primarily due to the additional amortization expenses related to the intangible assets associated with the acquisitions of Z-Tech, SH&E and Jones & Stokes, the increase in depreciation and amortization related to capital expenditures, an increase in non-cash compensation, and the decrease in revenue from The Road Home contract.

Interest expense. For the nine months ended September 30, 2008, interest expense was $3.0 million, compared to $1.4 million for the nine months ended September 30, 2007. The increase was due primarily to an increase in debt associated with the acquisitions noted above.

Income tax expense. Our effective income tax rate for the nine months ended September 30, 2008, was 41.6% compared to 40.7% for the nine months ended September 30, 2007. The lower effective tax rate in 2007 was attributable to federal tax credits that were larger than in 2008.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Energy and climate change	11%	8%	10%	8%
Environment and infrastructure	27%	9%	24%	8%
Health, human services and social programs	53%	75%	57%	76%
Homeland security and defense	9%	8%	9%	8%

Total	100%	100%	100%	100%

Our primary clients are the State of Louisiana and agencies and departments of the U.S. federal government. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
U.S. state and local government	44%	65%	48%	67%
U.S. federal government	38%	28%	35%	26%
Domestic commercial	14%	5%	12%	5%
International	4%	2%	5%	2%

Total	100%	100%	100%	100%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Time-and-materials	69%	57%	68%	54%
Cost-based	12%	9%	11%	8%
Fixed-price	19%	34%	21%	38%

Total	100%	100%	100%	100%

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

Cost-based contracts. Under cost-based contracts, we are paid based on the allowable costs we incur, and usually receive a fee. All of our cost-based contracts reimburse us for our direct labor and fringe-benefit costs that are allowable under the contract, but many limit the amount of overhead and general and administrative costs we can recover, which may be less than our actual overhead and general and administrative costs. In addition, our fees are constrained by fee ceilings and in certain cases, such as with grants and cooperative agreements, we may receive no fee. Because of these limitations, our cost-based contracts, on average, are our least profitable type of contract, and we may generate less than the expected return. Cost-based fixed fee contracts specify the fee to be paid. Cost-based incentive fee and cost-based award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance.

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

Our estimates of funded, unfunded and total backlog at the dates indicated were as follows:

	September 30,
	2008	2007
	(in millions)
Funded	$476.1	$508.2
Unfunded	$356.8	$300.3

Total	$832.9	$808.5

The backlog estimates at September 30, 2008, included an estimated funded backlog of $97.6 million associated with The Road Home contract, $82.3 million of backlog associated with Jones  & Stokes, and $13.5 million of backlog associated with SH&E.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

Financial Condition. Contract receivables, net, decreased to $156.2 million as of September 30, 2008, compared to $190.2 million as of December 31, 2007, due to a reduction in the amount of contract receivables under The Road Home contract, partially offset by the addition of contract receivables from the addition of Jones & Stokes. The other significant change in our assets from December 31, 2007 to September 30, 2008, was an increase in goodwill from $159.5 million to $200.1 million, resulting from our acquisition of Jones & Stokes.

Our current liabilities decreased to $110.1 million as of September 30, 2008, from $165.2 million as of December 31, 2007, due primarily to a $50.8 million decrease in accounts payable, and a $4.9 million decrease in accrued expenses. Both of these decreases were primarily attributable to decreased activity levels (including those of subcontractors) under The Road Home contract, partially offset by the addition of current liabilities from Jones & Stokes. Long-term debt increased by $42.6 million, primarily due to the acquisition of Jones & Stokes.

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

Under the terms of our Second Amended and Restated Credit Agreement, we are required to comply with financial and non-financial covenants. We were in compliance with all such covenants as of September 30, 2008.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, were $2.7 million and $2.1 million on September 30, 2008, and September 30, 2007, respectively.

Credit Facility and Borrowing Capacity. On February 20, 2008, we signed the Second Amended and Restated Business Loan and Security Agreement with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (until February 20, 2013). This revised credit facility provides for borrowings on a revolving line of credit up to $275.0 million without a borrowing base requirement, subject to the Company’s compliance with both financial and non-financial covenants. The revised credit facility also provides for an “accordion feature,” which permits additional revolving credit commitments up to $75.0 million under the same terms and conditions as the existing revolving line of credit, subject to lenders’ approval. This agreement also provides pre-approval of our lenders for us to acquire other companies with individual purchase prices of up to $75.0 million if certain conditions are met, lowers our interest rate pricing grid, and provides less restrictive financial and non-financial covenants than our previous agreement.

Cash Flow. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2008, and September 30, 2007:

	Nine Months Ended
	September 30, 2008	September 30, 2007
	(in thousands)
Net cash provided by operations	$16,141	$35,570
Net cash used in investing activities	(60,836)	(43,742)
Net cash provided by financing activities	44,897	7,052
Effect of exchange rate on cash	(236)	197

Net decrease in cash	$(34)	$(923)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $16.1 million in the nine months ended September 30, 2008, and $35.6 million in the nine months ended September 30, 2007. Cash flows from operating activities for the first nine months of 2008 were negatively impacted by a large increase in our subcontract and vendor payments, partially offset by a significant decrease in our contract receivables. Cash flows from operating activities for the first nine months of 2007 were positively impacted by a large increase in accounts payable and accrued expenses, largely offset by a significant increase in our contract receivables.

Investing activities used cash of $60.8 million for the nine months ended September 30, 2008, compared to $43.7 million for the nine months ended September 30, 2007. The cash used in investing activities for the first nine months of 2008, was primarily for payments for the acquisition of Jones & Stokes. The cash used in investing activities for the first nine months of 2007 was primarily for our acquisitions of Energy and Environmental Analysis, Inc. (“EEA”), Advanced Performance Consulting Group, Inc. (“APCG”), and Z-Tech.

For the nine months ended September 30, 2008, cash flow provided by financing activities of $44.9 million was attributable primarily to a $42.6 million in net debt advances from our revolving line, which was used to fund the acquisition of Jones & Stokes. For the nine months ended September 30, 2007, cash flow provided by financing activities of $7.1 million was attributable primarily to $6.8 million in net proceeds from the exercise of stock options.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

For the nine months ended September 30, 2008, we had four letters of credit outstanding for a total value of $0.9 million.

The following table summarizes our contractual obligations as of September 30, 2008, that requires us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. Excluded from the following table are amounts already recorded on our balance sheet as liabilities at September 30, 2008.

		Payments due by Period (In thousands)
	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
Rent of facilities	$73,502	$17,657	$30,335	$15,734	$9,776
Operating lease obligations	$2,735	$1,079	$1,319	$337	$—

Total	$76,237	$18,736	$31,654	$16,071	$9,776

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Issuances of Common Stock. For the three months ended September 30, 2008, a total of 2,794 shares of unregistered stock, valued at $46,213 were issued to five directors of the Company in lieu of cash for director fee compensation. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Grants of Restricted Stock. None.

Purchase of Equity. During the three months ended September 30, 2008, the Company purchased 35,468 shares of common stock for $702,005 in exchange for the payment of withholding taxes and exercise price due upon the exercise of options. The average fair value of the common stock was $19.79 per share.

The following table summarizes stock repurchases for the three months ended September 30, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 - July 31	None	$0.00	None	None
August 1 - August 31	3,980	$18.92	None	None
Sept 1 - Sept 30	31,488	$19.90	None	None
Total	35,468	$19.79	None	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit
3.2	Amended and Restated Bylaws effective September 22, 2008 (Incorporated by reference to the Company’s Form 8-K, filed on September 23, 2008).

10.1	Eighth Amendment of Contract between ICF Emergency Management, LLC and the State of Louisiana, though the Division of Administration, Office of Community Development (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed July 22, 2008).

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

November 7, 2008	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 7, 2008	By:	/s/ ALAN R. STEWART
Alan R. Stewart
Chief Financial Officer and Assistant Corporate Secretary
(Principal Financial and Accounting Officer)