Form 10-K
period 2008-12-31
ICF International, Inc.
filed 2009-03-13
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $119 million based upon the closing price per share of $16.62, as quoted on the NASDAQ Global Select Market on June 30, 2008. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2009, 15,148,447 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders expected to be held in June 2009.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors described in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” or otherwise described in our filings with the SEC, as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to:

•	changes in the economic and political climate that may affect spending patterns and priorities of our clients;

•	failure by Congress or other governmental bodies to approve budgets in a timely fashion;

•	our dependence on contracts with state and federal government agencies and departments for the majority of our revenue;

•	performance by us and our subcontractors under a major contract with the State of Louisiana, Office of Community Development (“The Road Home contract”);

•

acceleration of performance and revenues under The Road Home contract, on the one hand, and significant audit risks associated with, and possible early termination of, The Road Home contract, on the other hand;

•	uncertainty as to the costs associated with the conclusion of The Road Home contract and to what extent we will be able to replace the revenue generated by The Road Home contract as it winds down;

•	results of government audits and investigations;

•	effects of the economic downturn on the air transportation or energy sectors;

•	failure to receive the full amount of our backlog;

•	loss of members of management or other key employees;

•	difficulties implementing our acquisition strategy; and

•	difficulties expanding our service offerings and client base.

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

The terms “we,” “our” and “us” as used throughout this Annual Report on Form 10-K refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated.

PART I

ITEM 1.	BUSINESS

COMPANY OVERVIEW

We provide management, technology, and policy consulting and implementation services to government, commercial, and international clients. We help our clients conceive, develop, implement, and improve solutions that address complex economic, social, and national security issues. Our services primarily address four key markets: energy and climate change; environment and infrastructure; health, human services, and social programs; and homeland security and defense. Increased government involvement in virtually all aspects of our lives has created opportunities for us to resolve issues at the intersection of the public and private sectors. We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to understand and respond to geopolitical and demographic changes, budgetary constraints, heightened environmental and social concerns, global climate change, and increasing globalization.

Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including the Department of Health and Human Services (“HHS”), Department of Defense (“DoD”), Environmental Protection Agency (“EPA”), Department of Homeland Security (“DHS”), Department of Transportation (“DOT”), Department of Justice (“DOJ”), Department of Housing and Urban Development (“HUD”), and Department of Energy (“DOE”). U.S. Federal government clients generated approximately 36% of our revenue in 2008 and 27% of our revenue in 2007. Our largest state and local government client is the state of Louisiana. State and local government clients generated approximately 47% of our revenue in 2008, and approximately 65% of our revenue in 2007. The Road Home contract with the State of Louisiana accounted for approximately 38% of our revenue in 2008, and approximately 63% of our revenue in 2007. We also serve commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms. Our commercial and international clients, including government clients outside the United States, generated approximately 17% of our revenue in 2008, and 8% of our revenue in 2007. We have successfully worked with many of our clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

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

As of December 31, 2008, we had more than 3,000 employees, including many who are recognized thought leaders in their respective fields. We serve clients globally from our headquarters in the metropolitan Washington, D.C. area, our more than 50 domestic regional offices throughout the United States, and our international offices in London, Moscow, New Delhi, Rio de Janeiro, and Toronto. In January 2009, we announced the opening of our office in Beijing.

We generated revenue of $727.1 million and $697.4 in 2007 and 2008, respectively. Our total backlog was approximately $822.4 million and $817.3 million as of December 31, 2007, and December 31, 2008, respectively. See “—Contract Backlog” for a discussion of how we calculate backlog. See also our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

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

Within the U.S. federal government, continuing budget deficits are forcing government departments and agencies to transform in order to provide more services with fewer resources. In addition, an aging workforce is retiring in large numbers from the federal government, resulting in diminished institutional knowledge and ability to perform services. This combination of forces provides opportunities for professional services firms with deep experience and expertise in the issues facing government and the ability to deliver innovative and transformational approaches to those issues. Further, these capabilities need to be combined seamlessly with strong information technology and other implementation skills. Governments at every level recognize the importance of information technology in fulfilling policy mandates, and there is increasing awareness among key government decision-makers that, to be effective, technology solutions need to be properly integrated with the affected people and processes.

Energy and Climate Change

Significant factors affecting suppliers, users, and regulators of energy are driving private sector demand for professional services firms with expertise in this market. Oil and gas supplies have become increasingly constrained, partly due to the need to source from politically sensitive or physically challenging regions. Climate change concerns are driving interest and investment in alternative fuels. Moreover, many industrialized countries are deregulating electric and gas utilities to stimulate competition at the generation, transmission, and retail levels. These factors, together with the continual search for alternative fuels, are driving profound and long-term restructuring in the energy industry.

Global climate change has become a key focus of the governments of most of the major economies, and reducing or offsetting greenhouse gas (“GHG”) emissions is a critical priority in both the public and private sectors. Voluntary carbon markets are growing in the United States, climate change mitigation is a key priority of the new administration, and many international markets are already well-developed. Legislation in the United States is actively being considered at both the federal and state levels. Adjustment to public sector and consumer sensitivity to climate change is now becoming a key element of energy industry strategy. Entirely new markets are being created in response to problems associated with carbon emissions. Although the regulatory landscape in this area is still evolving, the need to address carbon and other harmful emissions has significantly changed the way the world’s governments and industries interact.

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

Environmental and public health services are also needed to help decision-makers keep pace with advances in science while developing public policies that are protective but not unduly restrictive. The private sector is anxious to bring new products to the market, including new pesticides and food additives, while product developers and regulators must perform human health and ecological risk assessments to ensure product safety. Product developers and regulators therefore must evaluate the environmental and public health tradeoffs of alternative materials used in manufacturing and new approaches for controlling air and water pollution. In addition, public policy priorities often create development pressures that present significant environmental challenges. For example, new energy demands foster the development of additional liquefied natural gas facilities and associated pipelines, as well as uranium enrichment and nuclear power facilities. Moreover, additional transportation infrastructure is required to meet needs for defense logistics, freight movements, and nuclear waste disposal. All of these pressures contribute to growing demand for firms with capabilities in environment and infrastructure.

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

Finally, significant opportunities lie at the intersection of homeland security and defense. We believe the strengthened ties among traditional defense requirements, homeland security support, disaster preparedness, and response and recovery create significant demands for professional services. We believe that a major emphasis will be in the areas of strategy, policy, planning, execution, and logistics, and that companies possessing deep domain expertise across these disciplines will be well positioned to partner with DoD, DHS, and state and local governments.

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly educated professional staff with deep subject matter knowledge.

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs across our major markets. Our thought leadership is based on years of training, experience, and education. Our clients are able to draw on the in-depth knowledge of our subject matter experts and our corporate experience developed over decades of providing advisory services. As of December 31, 2008, approximately 43% of our professional staff, outside of The Road Home program implementation team, held post-graduate degrees in diverse fields such as economics, engineering, business administration, information technology, law, life sciences, and public policy. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

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

We have a successful record of fulfilling our clients’ needs, as demonstrated by our continued long-term client relationships. We have numerous contacts at various levels within our clients’ organizations, ranging from key decision-makers to functional managers. We have advised EPA for more than 30 years, DOE for more than 25 years, and DoD for more than 22 years, and have multi-year relationships with many of our other clients. Such extensive experience, together with increasing on-site presence and prime contractor position on a substantial majority of our contracts, gives us clearer visibility into future opportunities and emerging requirements. In addition, as of December 31, 2008, more than 200 of our employees held active federal security clearances (with over 100 more employees having inactive clearances eligible for reinstatement), which affords us client access at appropriate levels and further strengthens our relationships. Our balance between defense and civilian agencies, our commercial presence, and the diversity of the markets we serve help mitigate the impact of annual shifts in our clients’ budgets and priorities.

Our advisory services position us to capture a full range of engagements.

We believe our advisory approach, which is based on deep subject matter expertise and understanding of our clients’ requirements and objectives, is a significant competitive differentiator that helps us gain access to key client decision-makers during the initial phases of a policy, program, project, or initiative. We use this expertise and understanding to formulate customized recommendations for our government and commercial clients. Because of our role in formulating initial recommendations, we are well-positioned to capture the implementation services that often result from our recommendations. Implementation services, in turn, allow us to hone our understanding of clients’ requirements and objectives as they evolve over time. We use this understanding to provide evaluation and improvement services that maintain the relevance of our recommendations. In this manner, we believe we are able to offer end-to-end services across the entire life cycle of a particular policy, program, project, or initiative.

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

Our senior management team (consisting of some 212 officers) possesses extensive industry experience and has an average tenure of more than 12 years with our Company. This low turnover allows us to retain institutional knowledge. Our managers are experienced not only in generating business but also in successfully managing and executing advisory and implementation assignments. Our management team also has experience in acquiring other businesses and integrating those operations with our own. A number of our managers are industry-recognized thought leaders. We believe that our management’s successful past performance and deep understanding of our clients’ needs have been key differentiating factors in competitive situations.

STRATEGY

Our strategy to increase our revenue, grow our Company, and increase stockholder value involves the following key elements:

Strengthen our end-to-end service offerings

We plan to leverage our advisory services and strong client relationships to increase our revenue from implementation services, which include information technology solutions, project and program management, project delivery, strategic communications, and training. We have traditionally generated most of our revenue from advisory services, although, since the beginning of The Road Home contract in June 2006, most of our revenue has come from implementation services. We believe our advisory services provide us with insight and understanding of our clients’ missions and goals and, as a result, position us to capture a greater portion of the implementation engagements that directly result from our advisory services. Expanding our client engagements into implementation, evaluation, and improvement services will increase the scale, scope, and duration of our contracts and thus accelerate our growth. However, we will need to undertake such expansion carefully to avoid actual, potential, and perceived conflicts of interest. See “Risk Factors—Risks Related to our Business—The diversity of the services we provide and the clients we serve may create actual, potential, and perceived conflicts of interest and conflicts of business that limit our growth and lead to liability for us.”

Grow our client base and increase the scope of services provided to existing clients

We intend to grow our client base, while maintaining strong relationships with our current clients, by expanding our geographic presence domestically in the United States and internationally. Within the United States, we plan to increase our presence at key federal and state government client sites. Our strong record of past performance with government clients, highly skilled multi-disciplinary teams, and growing information technology implementation capabilities should facilitate this expansion. We also are increasing our presence in new locations through acquisitions to service commercial clients; for example, our 2007 acquisition of Simat, Helliesen & Eichner, Inc. (“SH&E”) provided us with locations in New York and Cambridge, Massachusetts, and augmented our presence in London, while our 2008 acquisition of Jones & Stokes Associates, Inc. (“Jones & Stokes”) expanded our presence in the western United States. We also intend to take advantage of the growing need for our climate change, energy, and environmental advisory services in Europe, Asia, and Latin America through our existing offices in these regions and our new office in Beijing, which we announced in January 2009. Expansion of our advisory services in these markets will help enhance our existing client relationships, reinforce our expertise in key markets that are global, broaden our client base, and set the stage for us to expand further into implementation and improvement services. In addition, we intend to invest in development and marketing initiatives to strengthen our brand recognition among potential clients. Finally, we intend to focus on additional opportunities in our existing client base by increasing the scope of our services, such as by identifying and offering clients new skill sets and implementation and improvement services that complement ongoing advisory services.

Expand into additional markets at the intersection of the public and private sectors

We have a strong record of providing services that address complex issues at the intersection of the public and private sectors, where experience with markets and public/private partnerships is valued. We are a specialized professional services firm working to improve the efficiency and effectiveness of government and government’s role in influencing commercial activity. Our strength in these areas is represented, for example, by our strong presence in energy efficiency, climate change, and fostering communities of practice in transportation. We believe there are additional opportunities for us to expand into other markets that are affected by government involvement. In the next three to five years, we expect key markets for these opportunities to include education, social and criminal justice, and veterans’ affairs. Although we believe we are well qualified to serve these additional markets, we have not yet fully capitalized on these additional opportunities and have only limited presence in these markets.

Focus on higher-margin projects

We plan to pursue higher-margin commercial projects and continue to shift our federal, state, and local government contract base to increase margins. In addition, we are expanding into other higher-margin commercial projects related to air transportation, climate change, and other environmental issues. In light of recent oil prices, their impact on other forms of energy, and the need for government and industry to react to these conditions, we view the energy industry as a particularly attractive market for us over the next decade, and we have strong global client relationships in this market. Historically, our margins on engagements in this market have been higher than those in our government business. We believe the size and scope of these assignments will grow in the future due to the major changes facing the energy industry. In addition, we will continue our efforts in federal, state, and local government markets to shift our contract mix from cost-based contracts toward fixed-price contracts and time-and-materials contracts, both of which, in our experience, typically offer higher margins.

Pursue strategic acquisitions

We plan to augment our organic growth with selected acquisitions. During the past few years, we have acquired a number of businesses, including: Synergy, Inc. (“Synergy”) in January 2005; Caliber Associates, Inc. (“Caliber”) in October 2005; Energy and Environmental Analysis, Inc. (“EEA”) and Advanced Performance Consulting Group, Inc. (“APCG”) in January 2007; Z-Tech Corporation (“Z-Tech”) in June 2007; SH&E in December 2007; and Jones & Stokes in February 2008. Our more recent acquisitions are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions.” We plan to continue a disciplined acquisition strategy to obtain new customers, increase our size and market presence, and obtain capabilities that complement our existing portfolio of services, while focusing on cultural compatibility and financial impact.

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

Currently, our largest single contract, representing approximately 38% of our revenue in 2008, is The Road Home contract for the State of Louisiana. As a result of Hurricanes Rita and Katrina, more than 200,000 homes and rental units were severely damaged or destroyed, leaving 780,000 Louisiana residents displaced. In response, The Road Home and other reconstruction programs were undertaken, funded primarily by HUD Community Development Block Grant funds. In 2006, our subsidiary, ICF Emergency Management Services, LLC (“ICF EMS”), was awarded a three-year contract to manage The Road Home program for the State of Louisiana’s Office of Community Development. By the end of 2008, ICF EMS and its subcontractors had:

•	Opened and operated 12 housing assistance centers in Louisiana and Texas to meet with applicants;

•	Secured and trained a staff of more than 2,000, the majority of whom are Louisiana residents;

•	Recorded more than 185,000 grant applications from homeowners (50% more than originally projected), a number of which were duplicates or ineligible;

•	Closed on more than 121,000 applications, 20% more than originally projected;

•	Conducted more than 1,800 meetings as part of a nation-wide outreach and public education campaign to provide information on The Road Home program; and

•	Disbursed more than $7.5 billion of homeowner grants.

The total value of the contract over three years was initially $756 million. In December 2007, that ceiling was amended to $912 million to accommodate the increase in the size of the program. More than 40 subcontractors have performed a substantial portion of the work under the contract. The program is now winding down, and the Company’s contract is scheduled to end in June 2009.

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

CONTRACTS

Domestic government clients (including U.S. federal, state, and local governments), commercial clients, and international clients (including government clients outside the United States) accounted for approximately 92%, 6% and 2%, respectively, of our 2007 revenue and approximately 83%, 12%, and 5%, respectively, of our 2008 revenue. Our clients span a broad range of defense and civilian agencies and commercial enterprises. We had more than 2,500 active contracts during 2008, including task orders and delivery orders under General Services Administration Multiple-Award Schedule (“GSA Schedule”) contracts, each of which we consider a separate contract. Our contract periods typically extend from one month to as much as seven years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. Our largest contract in 2008, The Road Home contract with the State of Louisiana, accounted for approximately 38% of our revenue for the year. In 2007, The Road Home contract accounted for approximately 63% of our revenue. In 2006, 2007, and 2008, no other single contract accounted for more than 2% of our revenue. Including The Road Home contract, our top 10 contracts in 2007 and 2008 collectively accounted for approximately 69% and 46%, of our revenue, respectively. In 2005 and 2006, during which we did not have The Road Home contract for the full year, our top 10 contracts accounted for approximately 22% and 46%, respectively, of our total revenue. The substantial increases from 2005 to 2006 and again from 2006 to 2007 were due to our award of The Road Home contract in June 2006. The decrease from 2007 to 2008 was primarily due to lower revenue on The Road Home contract. In 2008, we received approximately 38%, 9%, and 5% of our revenue, respectively, from our three largest clients, the State of Louisiana, HHS, and EPA. Most of our revenue is derived from prime contracts, which accounted for approximately 89%, 94% and 90% of our revenue for 2006, 2007, and 2008, respectively. Unless the context otherwise requires, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Our U.S. and international clients accounted for revenues of approximately $319.2 million and $12.1 million, respectively, in 2006; $711.1 million and $16.0 million, respectively, in 2007; and $664.7 million and $32.7 million, respectively, in 2008. Our U.S. clients include federal, state, and local governments and domestic commercial clients. Non-profit entities and universities are considered commercial clients. The World Bank, the International Monetary Fund, and the United Nations are considered international clients, while the State Department and the U.S. Agency for International Development are considered U.S. government clients. In general, a client is considered international if it is located outside the United States. If we are a subcontractor, then the client is not considered to be the prime contractor but rather the ultimate client receiving the services from the prime contractor team. Our foreign operations pose special risks, as discussed below in “Risk Factors—Risks Related to Our Business—Our international operations pose special and unusual risks to our profitability and operating results.”

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

Our estimates of funded, unfunded, and total backlog at the dates indicated were as follows:

	December 31,
	2008	2007	2006
	(In millions)
Funded	$426.6	$522.2	$762.9
Unfunded	390.7	300.2	208.9

Total	$817.3	$822.4	$971.8

The backlog estimates at December 31, 2008, include funded backlog of approximately $60.3 million associated with The Road Home contract, which is scheduled to end in June 2009.

BUSINESS DEVELOPMENT

Our business development efforts are critical to our organic growth. A firm-wide business development process, referred to as the Business Development Life Cycle (“BDLC”), is used to guide sales activities in a disciplined manner from lead identification, through lead qualification, to capture and proposal. An internally developed, Web-based tool is used to track all sales opportunities throughout the BDLC, as well as to manage our aggregate sales pipeline. Major sales opportunities are each led by a capture manager and are reviewed by management during their lifecycle to ensure alignment with our corporate strategy and effective use of resources.

Business development efforts in priority market areas, which include some of our largest federal agency accounts (DoD, DHS, and EPA) and our commercial business, are executed through account teams, each of which is headed by a corporate account executive and supported by dedicated corporate business development professionals and senior staff from the relevant operating units. Each account executive has significant authority and accountability to set priorities and bring to bear the correct resources. Each team participates in regular executive reviews. This account-based approach allows deep insight into the needs of our clients. It also helps us anticipate their evolving requirements over the coming 12 to 18 months and position ourselves to meet those requirements. Each of our operating units is responsible for maximizing sales in our existing accounts and finding opportunities in closely related accounts. Their efforts are complemented by our corporate business development function, which is responsible for large and strategically important pursuits.

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

COMPETITION

We operate in a highly competitive and fragmented marketplace and compete against a number of firms in each of our four key markets. Some of our principal competitors include: Abt Associates Inc.; BearingPoint, Inc.; Booz Allen Hamilton, Inc.; Cambridge Systematics, Inc.; CRA International, Inc.; Eastern Research Group, Inc.; ENTRIX, Inc.; L-3 Communications Corporation; Lockheed Martin Corporation; Navigant Consulting, Inc.; Northrop Grumman Corporation; PA Consulting Group; SAIC, Inc.; Research Triangle Institute; SRA International, Inc.; and Westat, Inc. In addition, within each of our four key markets, we have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Some of our competitors are significantly larger than us and have greater access to resources and stronger brand recognition than we do. See “Risk Factors—Risks Related to Our Business—We face intense competition from many firms that have greater resources than we do, which could result in price reductions, reduced profitability, and loss of market share.”

We consider the principal competitive factors in our market to be client relationships, reputation and past performance of the firm, client references, technical knowledge and industry expertise of employees, quality of services and solutions, scope of service offerings, and pricing.

INTELLECTUAL PROPERTY

We own a number of trademarks and copyrights that help maintain our business and competitive position. We have no patents. Sales and licenses of our intellectual property do not comprise a substantial portion of our revenue or profit; however, this situation could change in the future. We rely on the technology and models, proprietary processes, and other intellectual property we own or have rights to use in our analyses and other work we perform for our clients. We use these innovative, and often proprietary, analytical models and tools throughout our service offerings. Our domestic and overseas staff regularly maintain, update, and improve these models based on our corporate experience. In addition, we sometimes retain limited rights in software applications we develop for clients. We use a variety of means to protect our intellectual property, as discussed in “Risk Factors—Risks Related to Our Business—We depend on our intellectual property and our failure to protect it could enable competitors to market services and products with similar features, which may reduce demand for our services and products,” but there can be no assurance that these will adequately protect our intellectual property.

EMPLOYEES

As of December 31, 2008, we had approximately 3,000 benefits-eligible (full-time and regular part-time) employees and approximately 600 non-benefits-eligible (variable part-time) employees. As of December 31, 2008, outside of The Road Home program implementation team, approximately 43% of our benefits-eligible staff held post-graduate degrees in diverse fields such as economics, engineering, business administration, information technology, law, life sciences, or public policy, and approximately 86% held a bachelor’s degree or equivalent or higher. More than 200 of our employees hold an active federal security clearance, and over 100 additional employees hold an inactive clearance eligible for reinstatement.

Our professional environment encourages advanced training to acquire industry-recognized certifications, rewards strong job performance with advancement opportunities, and fosters ethical and honest conduct. Our salary structure, incentive compensation, and benefit packages are competitive within our industry.

ITEM 1A.	RISK FACTORS

RISKS RELATED TO THE ROAD HOME CONTRACT

In June 2006, our subsidiary, ICF EMS, was awarded a contract by the State of Louisiana, Office of Community Development, to manage a program designed primarily to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina by providing them compensation for the repair, rebuilding, or relocation of homes and small rental properties for uninsured, uncompensated damages. The contract has a stated term of three years, but due to the acceleration of the program, spending has not been evenly distributed over the contract term, and we have earned revenues faster than we originally projected. This program acceleration, together with the challenges of predicting potential future program changes, has made it difficult for us to forecast the revenues and earnings associated with the contract, and has accelerated to earlier periods our need to win new business to replace the revenue from the contract. The Road Home contract accounted for approximately 63% of our revenue for 2007 and approximately 38% of our revenue for 2008. We expect it to continue to be our largest contract in 2009, even though it is scheduled to end in June 2009.

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

The contract contemplates three phases of work. Phase One extended from June through October 2006, and Phase Two began in October 2006. Phase Three began in 2009. Although contract amendments were executed for Phases Two and Three in October 2006 and December 2007, there is no assurance that the State of Louisiana will continue to fund the contract, particularly if it is not satisfied with our performance or our subcontractors’ performance.

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

Other performance challenges include ensuring that applications for the programs are processed and funds are disbursed in a timely fashion, developing and implementing means of detecting and deterring fraud and theft by actual and purported beneficiaries of the programs and others without unduly delaying program implementation, ensuring the physical safety of all those working on the program, and complying with a significant number of federal and state legal requirements, some of which have changed since the contract started. Processing each application from a homeowner involves many different, inter-related steps for which we are responsible, including: meeting with each applicant in person to ensure that the required information has been provided; visiting each property; determining the pre-storm value and extent of damage; obtaining information from numerous sources concerning insurance benefits and other compensation already received by each applicant; verifying that the applicant owned and occupied the home as his or her main residence at the time of the storm; calculating benefits under the different options available to each applicant; handling applicant concerns; requesting funding for the grant award; and conducting a closing to disburse the funds based on the option selected by the homeowner. Lastly, we are responsible for supporting the many activities required for a transition of the program before the end of our contract, including the transfer of millions of hard-copy and electronic records to the state during the closeout phase of the project. To accomplish all of these steps, we have had to develop, implement, and maintain a reliable, secure management information system.

For the Small Rental Property Program, additional challenges include conducting lead inspections for properties constructed prior to 1978, gathering property environmental and historical information, and conducting a final inspection to verify compliance with all the terms of the grant award.

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

•

Due to the acceleration of the program, we have terminated employees working under The Road Home contract earlier than initially anticipated. Some of those former employees have taken action against us, and more actions may be instituted, whether or not merited, including possible class action or other litigation.

•

Although much of the work under the contract has been and will be performed by subcontractors, the State of Louisiana considers us responsible for the timely, satisfactory performance of all aspects of the contract, as is typical for prime contractors.

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

•	There is a risk that reimbursement will be sought from us for any excess amounts paid to grant recipients and for the costs to re-perform certain services.

Because of its nature, size, and scope, The Road Home contract subjects us to increased public scrutiny and pressure, particularly to operate at a fast pace, as well as to numerous additional audits, reviews, and investigations, all of which divert management attention and increase our costs.

The Road Home contract may be the largest non-construction contract ever awarded by the State of Louisiana. As a result, members of both the executive and legislative branches of the state government have paid, and will continue to pay, substantial attention to this contract. Both houses of the state legislature have held numerous hearings at which our management has been asked to testify. Changes in the state legislature and the Louisiana Recovery Authority during the term of our contract have also led to increased scrutiny of The Road Home contract and our efforts related to it. We expect that there will continue to be intense public and political pressure associated with The Road Home contract, particularly to continue to operate the program and execute a smooth transition of the program at a fast pace.

In addition, the contract has been, and we expect it to continue to be, audited, investigated, reviewed, and monitored frequently by federal and state authorities and their representatives. For example, we have recently responded to inquiries about the program from the U.S. Government Accountability Office. These activities consume significant management time and effort; further, we are obligated to support audits for approximately five years after the contract. Despite our best efforts, there is no assurance that these audit and review activities will not yield adverse results or publicity. The large number of parties scrutinizing our performance under The Road Home contract significantly heightens the risk of adverse findings. Such findings from any audit, investigation, review, monitoring, or similar activity could subject us to civil and criminal penalties and administrative sanctions from state or federal authorities, including partial or complete termination of The Road Home contract, repayments of amounts already received under the contract, forfeiture of profits, suspension of payments, fines, claims for reimbursement for the costs resulting from any errors or omissions in our performance under the contract, and suspension or debarment from doing business with the State of Louisiana or federal agencies and departments, any of which could substantially adversely affect our reputation, our revenue and operating results, and the value of our stock.

The work performed under this contract is of significant public interest: encouraging homeowners and rental housing landlords to rebuild in Louisiana. The media in Louisiana, especially newspapers and radio networks, have covered this program closely. Adverse publicity associated with complaints from homeowners, citizen action groups, rental housing owners, terminated employees under the program, and others is likely to harm our reputation, even if we are implementing the contract consistent with its terms and conditions. This negative publicity might bring, as it has in the past, increased public pressure on state officials and disrupt contract implementation while senior management deals with the effects of such publicity. In the past, negative publicity has had an adverse effect on our stock price.

The Road Home contract has increased our working capital needs, and failure by the State of Louisiana to pay our invoices in a timely manner could further increase these needs and could adversely affect our operating results and stock price.

Although The Road Home contract includes payment provisions that we believe are reasonable, the contract has increased our working capital needs. The contract contemplates that we will provide invoices twice per month (we have actually sent invoices weekly since the second quarter of 2007) and that the state will make every reasonable effort to make payments within 25 days of receiving an invoice, but not all of our invoices have been paid in full in that period. Because of the extraordinary nature and size of the contract, we cannot predict its effect on our working capital. Our future working capital needs could vary greatly depending on the timing of payments by the state or our need to pay The Road Home staff and subcontractors. Particularly if there is an early termination of the program, or as the contract reaches its scheduled conclusion, we would anticipate a greater chance of disputes regarding payment terms and amounts as the parties approach the end of the contract. Such disputes and termination risks would exacerbate our working capital needs in the event of de-mobilizing to exit the contract.

In November 2008, the state began withholding certain fixed payments that are specified in the contract and required to be made by the state to us. As a result of these actions by the state, we have withheld certain payments from our subcontractors, which may affect our relationships with them and may result in action by them against us. We cannot predict if and when the state will make the payments that have been withheld or if and when the state may decide to withhold other required payments. The state’s failure to make these payments could have a substantial, adverse effect on our reputation, relationships with other firms, cash flow, operating results, and stock price.

As revenue from The Road Home contract decreases over time, our operating results will be adversely affected if we cannot replace that revenue, either by organic growth, acquisitions, or other investments.

In October 2006, we began work on Phase Two, the production phase, of The Road Home contract. Subsequently, the State of Louisiana demanded that we accelerate our efforts on the contract in order for applications to be processed more quickly. The start-up of production, together with this acceleration, resulted in increased revenue in the fourth quarter of 2006 and all of 2007, with lower revenue from this contract in 2008. With the scheduled completion of the contract in June 2009, we expect substantially lower revenue from it in 2009, not only because there will be less than six months of contract performance in 2009, but also because the acceleration of our work caused a proportionately higher fraction of the contract to be performed in earlier periods. If we are unable to replace this revenue with new contracts (whether in our existing businesses or from different services, clients, practice areas, offices, geographic focus, or otherwise) or from acquisitions or other investments, our operating results will be adversely affected and our stock price could decline.

The Road Home contract is vulnerable to fraud.

As with any compensation program, The Road Home contract is susceptible to fraud by employees, applicants, and others, and our failure to take appropriate actions to prevent fraud could result in substantial liability. Although we have identified some individuals who have attempted to defraud the program, in management’s opinion, to date, none of their actions has had a material effect on the program, the Company, or our financial reporting.

The conclusion of the contract poses operating and financial risks.

The Road Home contract is scheduled to end in June 2009. Our remaining work under the contract includes processing the remaining applications and executing a transition of the program to the State of Louisiana and its other contractors. This transition is complex, and there is no assurance that we can complete it on time, profitably, at the expected level of costs, or to the satisfaction of our client, especially given our dependence on timely actions and decisions by a number of other parties.

In addition, we have never wound down or closed out a contract or program of the size or complexity of The Road Home contract. We may, therefore, underestimate the resources, costs, or time to do so. We also may face disputes and litigation with the State of Louisiana, our subcontractors, our employees, program participants, and others as we complete our work, de-mobilize, shut down facilities, and close out our contracts with the state and our subcontractors. Additionally, the state may withhold payments due to us at the same time that we may be required to make payments to employees, subcontractors, and others. Any or all of these outcomes could distract our management, damage our reputation, increase our working capital needs, adversely affect our operating results, and cause our stock price to decline.

The legislature and administration of the State of Louisiana may take actions affecting The Road Home program.

In late 2007, over a year after The Road Home contract was awarded to us, Louisiana conducted its statewide elections, resulting in changes to its legislature and a new governor. The legislature is scheduled to begin its 2009 session before the end of our contract. The legislature and/or executive branches of government could take actions concerning The Road Home program or contract that affect us and could adversely affect our reputation, revenues, profits, cash flows, and stock price.

RISKS RELATED TO CHANGES IN ECONOMIC AND POLITICAL CLIMATE

Current or worsening economic conditions could adversely affect our business.

The United States and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects, including the current disruption in global financial markets. Possible effects of these economic events are described in some of the risk factors described below, including those relating to levels and priorities of federal and state spending, access to capital and credit markets, effects on commercial and other clients, and potential impairment of goodwill and other long-lived assets. Although governments worldwide, including the federal government, have initiated actions in response to the current situation, we are unable to predict the impact, severity, and duration of these economic conditions. We believe that our industry is less likely than some other industries to be adversely impacted by the factors affecting business and consumer spending generally. Accordingly, we believe that we continue to be well-positioned in the current economic environment as a result of historic demand factors affecting our industry, the diversity of our service offerings, the nature of our contracts, and our sources of liquidity. However, we cannot assure you that the economic environment or other factors will not adversely impact our business, financial condition, results of operations, or cash flows.

The combination of the adverse economic climate and challenges faced by federal and state governments could result in changes in spending priorities and adversely affect our ability to grow or maintain our revenues and profitability.

The combined effect of the challenging economic climate, related budgetary pressures at the federal and state levels, the new presidential administration in the United States that may have, or be forced to have, different spending priorities, including a focus on economic stimulus and regulatory reform, and changes in the composition of the U.S. Congress, may affect agencies, departments, projects, or programs we support, or that we may seek to support in the future. The programs and projects we support must compete with other programs and projects for consideration during budget formulation and appropriation processes, and may be impacted by the general economic conditions. Budget decisions made in this environment are difficult to predict and may have long-term consequences for certain programs and projects. We believe that many of the programs and projects we support are a high priority, and that changing priorities may present opportunities for us, but there remains the possibility that one or more of the programs and projects we support will be reduced, delayed, or terminated. Reductions in, or delays or terminations of, any of the existing programs or projects we support, unless offset by other programs, projects, or opportunities, could adversely affect our ability to grow or maintain our revenues and profitability. We are focused on meeting these challenges and taking advantage of related opportunities. If we are not successful in this effort, we may not be able to grow or maintain our revenues and profitability.

The change in presidential administration could adversely affect our business.

Although we provide services in many of the areas that we believe may become priorities for the new administration, there can be no assurance either that these areas actually will receive substantial resources or that any resources committed to them will result in additional work for us. Additionally, many contractors will be competing for the same limited resources. It may also be some time before the key staff and decision-makers are in place in the new administration to make the decisions to commit resources to agencies, departments, projects, or programs we support. In the meantime, planned, current, and future additional spending could be slowed or delayed.

Current levels of market volatility are unprecedented, and adverse capital and credit market conditions may affect our ability to access cost-effective sources of funding.

The capital and credit markets recently have been experiencing extreme volatility and disruption. Liquidity has contracted significantly, borrowing rates have increased, and borrowing terms have become more restrictive. Historically, we have believed that we could access these markets to support our business activities, including operations, acquisitions, and refinancing debt. In the future, we may not be able to obtain credit or capital market financing on acceptable terms, or at all, which could have an adverse effect on the our financial position, results of operations, and cash flows. In addition, the state of the capital and credit markets could also affect other entities with which we do business, including our commercial and other clients and our suppliers, subcontractors, and team members, which could also have an adverse effect on our financial position, results of operations, and cash flows.

RISKS RELATED TO OUR INDUSTRY

We rely substantially on government clients for our revenue, and government spending priorities may change in a manner adverse to our business.

We derived approximately 49%, 27%, and 36% of our revenue for 2006, 2007, and 2008, respectively, from contracts with federal agencies and departments, and approximately 40%, 65%, and 47% of our revenue from contracts with state and local governments in 2006, 2007, and 2008, respectively. In 2008, approximately 38% of our revenue was from The Road Home contract with the State of Louisiana. Virtually all of our major government clients have experienced reductions in budgets at some time, often for a protracted period, and we expect similar reductions in the future. Most states are not permitted to operate with budget deficits, and nearly all states face considerable challenges in balancing budgets that anticipate reduced revenues. In addition, the Office of Management and Budget may restrict expenditures by our federal clients. Recent federal, state, and local elections could also affect spending priorities and budgets at all levels of government. In addition, the current national and worldwide economic downturn may result in changes in government priorities in ways that could be disadvantageous to us. For example, addressing the financial crisis and economic downturn will require use of substantial government resources, which may lower the amounts available for agencies, departments, projects, or programs we support. In addition, some governments may not have sufficient resources to continue spending at previous levels. A decline in expenditures, or a shift in expenditures away from agencies, departments, projects, or programs that we support, whether to pay for other projects or programs within the same or other agencies or departments, to reduce budget deficits, to fund tax reductions, or for other reasons, could materially adversely affect our business, prospects, financial condition, or operating results. Moreover, the perception that a cut in appropriations and spending may occur could adversely affect investor sentiment about our stock and cause our stock price to fall.

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

•	the Cost Accounting Standards, which impose accounting requirements that govern our right to payment under federal contracts; and

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

If a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal and even state and local government agencies and departments. We may also lose business if we are found not to be sufficiently financially responsible. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether or not true. Federal audits have been completed on our incurred contract costs only through 2006; audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all our government contracts.

If we are suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with federal or state agencies and departments is impaired, or if the federal Louisiana government or other state governments otherwise cease doing business with us or significantly decrease the amount of business they do with us, our revenue and operating results would be materially harmed.

Our government contracts contain provisions that are unfavorable to us and permit our government clients to terminate our contracts partially or completely at any time prior to completion.

Our government contracts contain provisions not typically found in commercial contracts, including provisions that allow our clients to terminate or modify these contracts at the government’s convenience upon short notice. If a government client terminates one of our contracts for convenience, we may recover only our incurred and committed costs, settlement expenses, and any fee due on work completed prior to the termination, but not any revenues for work not yet performed. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we would have no right to seek lost fees or other damages. If a government client were to terminate, decline to exercise an option, or curtail further performance under one or more of our significant contracts, our revenue and operating results would be materially harmed.

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

Contracts with federal agencies and departments accounted for approximately 49%, 27%, and 36% of our revenue for fiscal years 2006, 2007, and 2008, respectively. Revenue from contracts with clients in DoD, EPA, and HHS accounted for approximately 27% of our revenue for 2006. Revenue from contracts with clients in HHS, DoD, and EPA accounted for approximately 15% of our revenue for 2007. Revenue from contracts with clients in HHS, EPA, and DoD accounted for approximately 19% of our revenue in 2008. Particularly following the completion of The Road Home contract, we believe that federal contracts will continue to be a significant source of our revenue and profit for the foreseeable future.

Because we have a large number of contracts with clients, we continually bid for and execute new contracts, and our existing contracts continually become subject to recompetition and expiration. Upon the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. There can be no assurance that the requirements those expiring contracts were satisfying will continue after their expiration, that the client will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition (e.g., set aside for small business), or that we will be successful in any such re-procurements. If we are not able to replace the revenue from these contracts, either through follow-on contracts or new contracts for those requirements or for new requirements, our revenue and operating results will be materially harmed.

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

We believe that one of the key elements of our success is our position as a prime contractor under GSA Schedule contracts and other IDIQ contracts. As these types of contracts have increased in importance over the last several years, we believe our position as a prime contractor has become increasingly important to our ability to sell our services to federal clients. However, these contracts require us to compete for each delivery order and task order, rather than having a more predictable stream of activity and, therefore, revenue and profit, during the term of a contract. There can be no assurance that we will continue to obtain revenue from such contracts at these levels, or in any amount, in the future. To the extent that federal agencies and departments choose to employ GSA Schedule and other contracts encompassing activities for which we are not able to compete or provide services, we could lose business, which would negatively affect our revenue and profitability.

Our commercial business depends on the air transport and energy sectors of the global economy, both of which are highly cyclical and can lead to substantial variations in revenue and profit from period to period.

Our commercial business is heavily concentrated in the air transport and energy industries, which are highly cyclical. Our clients in these industries go through periods of high demand and high pricing followed by periods of low demand and low pricing. Their demand for our services has historically risen and fallen accordingly. We expect that demand for our services from commercial air transport and energy industry clients will drop when either industry experiences a downturn, as the commercial air transport business has during the current worldwide economic downturn. Factors that could lead to a downturn in the air transport industry include a decline in general economic conditions, acts of terrorism or war, changes in the worldwide geopolitical climate, increases in the cost of energy, the financial condition of major airlines or airports, changes in weather patterns, and government regulations affecting the air transport industry. Other factors, some of them unforeseeable, could also affect the demand for our services to this industry. Factors that could cause a downturn in the energy industry include a decline in general economic conditions, changes in political stability in the Middle East and other oil producing regions, and government regulations affecting the energy sector. There are other factors, unrelated to the price of or demand for energy, that have affected demand for our services or may affect it in the future, such as the fate of a major corporation in the energy industry.

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

The actual receipt of revenue on engagements included in backlog may never occur or may change because client priorities could change, a program schedule could change, the program could be canceled, the government agency or other client could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified, or terminated. We adjust our backlog periodically to reflect modifications to or renewals of existing contracts, awards of new contracts, or approvals of expenditures. In addition, the maximum contract value specified under a contract awarded to us does not necessarily indicate the revenue we will realize under that contract. We also derive revenue from IDIQ contracts, which typically do not require the government to purchase a specific amount of goods or services under the contract other than a small minimum quantity. If we fail to realize revenue corresponding to our backlog, our revenue and operating results for the then current fiscal period, as well as future reporting periods, could be materially adversely affected.

Because much of our work is performed under task orders, delivery orders, and short-term assignments, we are exposed to the risk of not having sufficient work for our staff, which can affect revenue and profit.

We perform some of our work under short-term contracts. Even under many of our longer-term contracts, we perform much of our work under individual task orders and delivery orders, many of which are awarded on a competitive basis. If we cannot obtain new work in a timely fashion, whether through new contracts, task orders, or delivery orders, modifications to existing contracts, task orders, or delivery orders, or otherwise, we may not be able to keep our staff profitably utilized. It is difficult to predict when such new work or modifications will be obtained. Moreover, we need to manage our staff carefully to ensure that those with appropriate qualifications are available when needed and that staff do not have excessive down-time when working on multiple projects, or as projects are beginning or nearing completion. There can be no assurance that we can profitably manage the utilization of our staff. In the short run, our costs are relatively fixed, so lack of staff utilization hurts revenue, profit, and operating results.

Loss of key members of our senior management team could impair our relationships with clients and disrupt the management of our business.

We believe that our success depends on the continued contributions of the members of our senior management team, particularly Sudhakar Kesavan, our Chief Executive Officer; John Wasson, our Chief Operating Officer; and Alan Stewart, our Chief Financial Officer. We rely on our senior management to generate business and manage and execute projects and programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with client personnel contribute to our ability to maintain good client relations and identify new business opportunities. Apart from our most senior executive officers, we do not generally have agreements with members of our senior management team providing for a specific term of employment. The loss of any member of our senior management could impair our ability to identify and secure new contracts, maintain good client relations, and otherwise manage our business. The loss or rumored loss of any member of our senior management could also adversely affect out stock price.

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

One of our strategies is to grow through selected acquisitions. We believe pursuing acquisitions actively is necessary for a public company of our size in our business, particularly given the risks associated with, and the limited life of, The Road Home contract and the related revenue stream. As a result, at any given time, we may be evaluating several acquisition opportunities. We may also have outstanding, at any time, one or more expressions of interest, agreements in principle, or letters of intent, regarding potential acquisitions, which are subject to completion of due diligence and other significant conditions, as well as confidentiality agreements with potential acquisition targets. Our experience has been that potential acquisition targets demand confidentiality as a matter of course and allow relatively little due diligence before entering into a preliminary agreement in principle. We insist on including due diligence and other conditions in such preliminary agreements and engage in due diligence prior to executing definitive agreements regarding potential acquisitions. We find that potential acquisitions subject to preliminary agreements in principle often are not consummated, or are consummated on terms materially different than those to which parties initially agreed. Accordingly, our normal practice is not to disclose potential acquisitions until definitive agreements are executed and, in some cases, material conditions precedent are satisfied.

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

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of December 31, 2008, goodwill and purchased intangibles accounted for approximately $198.7 million and $16.8 million, or approximately 49% and 4%, respectively, of our total assets. We plan to continue acquiring businesses if and when opportunities arise, further increasing these amounts. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. Although we have to-date determined that such assets have not been impaired, additional acquisitions and the current economic conditions could make impairment more likely in the future. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our balance sheet and book an impairment charge in our statement of earnings.

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

Businesses we acquire may have liabilities or adverse operating issues, or both, that we fail to discover through due diligence or the extent of which we underestimate prior to the acquisition. For example, to the extent that any business we acquire or any prior owners, employees, or agents of any acquired businesses or properties: (i) failed to comply with or otherwise violated applicable laws, rules, or regulations; (ii) failed to fulfill or disclose their obligations, contractual or otherwise, to applicable government authorities, their customers, suppliers, or others; or (iii) incurred environmental, tax, or other liabilities, we, as the successor owner, may be financially responsible for these violations and failures and may suffer harm to our reputation and otherwise be adversely affected. An acquired business may have problems with internal controls over financial reporting, which could be difficult for us to discover during our due diligence process and could in turn lead us to have significant deficiencies or material weaknesses in our own internal controls over financial reporting. These and any other costs, liabilities, and disruptions associated with any of our past acquisitions and any future acquisitions could harm our operating results.

We face intense competition from many firms that have greater resources than we do, which could result in price reductions, reduced profitability, and loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts and task orders. If we are unable to compete successfully for new business, our revenue and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. Some of our principal competitors include Abt Associates Inc.; BearingPoint, Inc.; Booz Allen Hamilton, Inc.; Cambridge Systematics, Inc.; CRA International, Inc.; Eastern Research Group, Inc.; ENTRIX, Inc.; L-3 Communications Corporation; Lockheed Martin Corporation; Navigant Consulting, Inc.; Northrop Grumman Corporation; PA Consulting Group; SAIC, Inc.; Research Triangle Institute; SRA International, Inc.; and Westat, Inc. We also have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Our competitors may be able to compete more effectively for contracts and offer lower prices to clients, causing us to lose contracts, as well as lowering our profit or even causing us to suffer losses on contracts that we do win. Some of our subcontractors are also competitors, and some of them may in the future secure positions as prime contractors, which could deprive us of work we might otherwise have won under such contracts. Our competitors also may be able to provide clients with different and greater capabilities and benefits than we can provide in areas such as technical qualifications, past performance on relevant contracts, geographic presence, ability to keep pace with the changing demands of clients, and the availability of key personnel. Our competitors also have established or may establish relationships among themselves or with third parties or may, through mergers and acquisitions, increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge. Our competitors may also be able to offer higher prices for attractive acquisition candidates, which could harm our strategy of growing through selected acquisitions. Our competitors may be able to offer our perspective and/or current employees better compensation and/or benefits, better career opportunities, or other real or apparent reasons to work for them instead of us. In addition, our competitors may engage in activities, whether proper or improper, to gain access to our proprietary information, encourage our employees to terminate their employment with us, interfere with our efforts to recruit staff, disparage our Company, and otherwise gain competitive advantages over us.

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

We provide services to clients primarily under three types of contracts: time-and-materials contracts; cost-based contracts; and fixed-price contracts. In 2006, we derived approximately 46%, 20%, and 34% of our revenue from time-and-materials, cost-based, and fixed-price contracts, respectively. In 2007, the corresponding percentages were approximately 55%, 9% and 36%, respectively. For 2008, the corresponding percentages were approximately 67%, 11% and 22%, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract, which would adversely affect our operating results.

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

In order to determine the appropriate revenue to recognize on our contracts in each accounting period, we must use judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. From time to time, facts develop that require us to revise our estimated total costs and revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. Provision for the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. As a result, our operating results could be affected by revisions to prior accounting estimates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Description of Critical Accounting Policies—Revenue Recognition.”

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

As a result of our business activities and acquisitions, we have incurred substantial debt in the past. Although we reduced our borrowings with the proceeds of the IPO of our common stock in October 2006 and the results of our operations, we have incurred and expect to incur significant additional debt in the future in connection with our acquisition program. Such debt could increase the risks described herein and lead to other risks. The amount of our debt could have important consequences for our stockholders, such as:

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

In the event of a default under our financing arrangements, the lenders could, among other things: (i) declare all amounts borrowed to be due and payable, together with accrued and unpaid interest; (ii) terminate their commitments to make further loans; and/or (iii) proceed against the collateral securing the obligations owed to them. Our senior debt is, and will continue to be, secured by substantially all of our assets. Defaults under additional indebtedness we incur in the future could have these and other effects. Any such default could have a significant adverse effect on the value of our stock.

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

We have offices in London, Moscow, New Delhi, Rio de Janeiro, and Toronto and recently opened an office in Beijing. We also perform work in other foreign countries, some of which have a history of political instability or may expose our employees and subcontractors to physical danger, and we expect to continue to expand our international operations and offices. One element of our strategy to improve our competitiveness is to perform some of our work in countries with lower cost structures, such as India. There can be no assurance, however, that this strategy will be successful. Moreover, this particular element of our strategy could create problems for our ability to compete for U.S. federal, state, or local government contracts, to the extent that the client agencies prefer or mandate that work under their contracts be executed in the United States or by U.S. citizens. In addition, expansion into new geographic regions requires considerable management and financial resources, the expenditure of which may negatively impact our results, and we may never see any return on our investment. Moreover, we are required to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prevents making payments to foreign officials in order to obtain or retain business. Some of our competitors may not be subject to FCPA restrictions. Our operations are subject to risks associated with operating in, and selling to and in, foreign countries, including, but not limited to, those listed elsewhere in this “Risk Factors” section and:

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

If our work or the work of one or more of our subcontractors has significant defects or errors, fails to meet our clients’ expectations, or fails to keep up with clients’ ever-changing needs, we may, among other things:

•	lose future contract opportunities due to receipt of poor past performance evaluations from our customers;

•	be required to provide additional services to customers at no charge;

•	have contracts terminated and be liable to our customers for re-procurement costs and other damages;

•	suffer reduced profit and loss of revenue if customers postpone additional work or fail to exercise options or to award contracts;

•	receive negative publicity, which could damage our reputation and the reputation of our staff and diminish our ability to attract and retain clients and hire and retain qualified staff; and

•	incur substantial costs and suffer claims for substantial damages against us, regardless of our responsibility for the problem.

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

We derive a portion of our revenue from contracts under which we act as a subcontractor or form “teaming” arrangements in which we and other contractors jointly bid on particular contracts, projects, or programs. For 2006, our revenue as a subcontractor was approximately 11% of our total revenue. For 2007, our revenue as a subcontractor was approximately 6% of our revenue, and for 2008, this figure was approximately 10% of revenue. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, result in a reduction of the amount of our work under or termination of that contract, and cause us not to obtain future work, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue and profit in the foreseeable future. Moreover, our revenue and operating results could be materially and adversely affected if any prime contractor or teammate does not pay our invoices in a timely fashion, chooses to offer products or services of the type that we provide, teams with other companies to provide such products or services, or otherwise reduces its reliance upon us for such products or services.

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

In addition, there can be no assurance that we will maintain our current revenue or profitability or achieve any growth at all, or that, if we grow our revenue, we will do so profitably. Competitive pressures may require us to lower our prices in order to win new work. In addition, growth and attempts to grow place substantial additional demands on our management and staff, as well as on our information, financial, administrative, and operational systems, demands that we may not be able to manage successfully. Growth may require increased recruiting efforts, opening new offices, increased business development, selling, and marketing, and other actions that are expensive and entail increased risk. We may need to invest more in our people and systems, controls, policies, and procedures than we anticipate. Therefore, even if we do grow, the demands on our people and systems, controls, policies, and procedures may be sufficiently great that the quality of our work, our operating margins, and our operating results suffer.

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

When entering into contracts with commercial clients, we attempt, where feasible and appropriate, to negotiate indemnification protection from our clients, as well as monetary limitation of liability for professional acts, errors, and omissions, but it is not always possible to do so. In addition, we cannot be sure that these contractual provisions will protect us from liability for damages if action is taken against us. Claims against us, both under our client contracts and otherwise, have arisen in the past, exist currently, and will arise in the future. These claims include actions by employees, clients, and third parties. Some of the work we do, for example, in the environmental area, is potentially hazardous to our employees, our clients, and third parties, and they may suffer damage because of our actions or inaction. We have various policies and programs in the environmental, health, and safety area, but they may not prevent harm to employees, clients, and third parties. Our insurance coverage may not be sufficient to cover all the claims against us, insurance may not continue to be available on commercially reasonable terms in sufficient amounts to cover such claims, or at all, and our insurers may disclaim coverage as to any or all such claims and otherwise may be unwilling or unable to cover such claims. The successful assertion of any claim or combination of claims against us could seriously harm our business. Even if not successful, such claims could result in significant legal and other costs, harm our reputation, and be a distraction to management.

We depend on our intellectual property and our failure to protect it could enable competitors to market services and products with similar features, which may reduce demand for our services and products.

Our success depends in part upon our internally developed technology and models, proprietary processes, and other intellectual property that we utilize to provide our services and incorporate in our products. If we are unable to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Federal clients typically retain a perpetual, world-wide, royalty-free right to use the intellectual property we develop for them in any manner they deem appropriate, including providing it to our competitors, at no cost, in connection with their performance of federal contracts. When necessary, we seek authorization to re-use intellectual property developed for the federal government or to secure export authorization. Federal clients may grant contractors the right to commercialize software developed with federal funding, but they are not required to do so. In any event, if we were to use improperly intellectual property even partially funded by the federal government, the government could seek damages and royalties from us, sanction us, and prevent us from working on future federal contracts.

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

Our success depends, partly, on our ability to develop and implement technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards, and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. In addition, the costs we incur in anticipation or response may be substantial and may be greater than we expect, and we may never recover these costs. Also, our clients and potential clients may slow the growth in their use of technology and/or technologies developed by our competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our revenue or profits or ability to obtain and successfully complete client engagements. Moreover, we use technology-enabled tools to differentiate us from our competitors and facilitate our service offerings that do not require the delivery of technology services or solutions. If we fail to keep these tools current and useful, our ability to sell and deliver our services could suffer, and so could our operating results.

RISKS RELATED TO OUR CAPITAL STRUCTURE

Our stock price is volatile and could decline.

The stock market in general has been highly volatile, as has the market price of our common stock. The market price of our common stock is likely to continue to be volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed elsewhere in this “Risk Factors” section and others such as:

•	the economic downturn;

•	our operating performance and the performance of other similar companies and companies deemed to be similar;

•	actual or anticipated fluctuations in our operating results from quarter to quarter;

•	changes in estimates of our revenue, earnings, or operating results or recommendations by securities analysts;

•	revenue, earnings, or operating results that differ from securities analysts’ estimates;

•	publication of reports about us or our industry;

•	speculation in the press and investment community;

•	statements or actions by clients or government officials, even if they are not our clients;

•	commencement, completion, and termination of contracts, any of which can cause us to incur significant expenses without corresponding payments or revenue, during any particular quarter;

•	timing of significant costs and investments, such as bid and proposal costs or the costs involved in planning or making acquisitions;

•	variations in purchasing patterns under our contracts;

•	additions to and departures of staff;

•	our contract mix and the extent we use subcontractors and changes in either;

•	changes in our staff utilization rates, which can be caused by various factors outside our control, including inclement weather that prevents our staff from traveling to work sites;

•	any seasonality of our business;

•	strategic decisions by us or our competitors, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, and changes in business strategy;

•	the level and cost of our debt;

•	changes in presidential administrations and governmental officials;

•	changes or perceived changes in policy and budgetary measures that affect government contracts;

•	federal and state government and other clients’ priorities and spending, both generally and by our particular clients;

•	passage of legislation and other regulatory developments that adversely affect us or our industry;

•	unwillingness of certain parties to purchase our stock because of limitations on foreign ownership, control, or influence or for other reasons;

•	failure by Congress or other governmental authorities to approve budgets in a timely fashion;

•	changes or perceived changes in the professional services industry in general and the government services industry in particular;

•	changes in accounting principles and policies;

•	civil disturbances, terrorist activities, acts of war, epidemics, pandemics, “Acts of God,” and other catastrophic events;

•	general market conditions, including economic factors unrelated to our performance; and

•	military and other actions related to international conflicts, wars, or otherwise.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Our principal investor has significant influence over us, which could result in actions of which other stockholders do not approve.

Our principal stockholder, CM Equity Partners, L.P. and its affiliated partnership (“CMEP”), owns a substantial portion of our outstanding common stock. As a result, CMEP has significant influence over the outcome of all matters on which our stockholders vote, including the election of directors, amendments to our certificate of incorporation and bylaws, and mergers and other business combinations. CMEP’s interests may not be aligned with the interests of our other investors. This concentration of ownership and voting power may also delay or prevent a change in control of our Company, could prevent other stockholders from receiving a premium over the market price, or reduce any such premium if a change in control is proposed, and could otherwise adversely affect the price of our stock.

Our principal investor and some members of our board of directors may have conflicts of interest that could hinder our ability to make acquisitions.

One of our principal growth strategies is to make selective acquisitions. CMEP sponsors private equity funds, some of which are focused on investments in, among other things, businesses in the federal services sector. Our directors Peter M. Schulte and Joel R. Jacks are principals of CMEP. In addition, Messrs. Schulte and Jacks, as well as our director Dr. Edward H. Bersoff, are directors of ATS Corporation (“ATS”), a federal information technology services provider. Dr. Bersoff also serves as the President and Chief Executive Officer of ATS. We are not aware of any situation to date in which CMEP, ATS, and we have simultaneously pursued the same acquisition target. However, it is possible that CMEP, its related funds, or ATS could be interested in acquiring businesses that we would also be interested in acquiring, and that these relationships could hinder our ability to carry out our acquisition strategy. In the event this situation arises in the future, we plan to refer the matter to independent members of our board of directors who are neither members of management nor affiliated with either CMEP or ATS.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to document and test our internal controls over financial reporting and to report on our assessment as to the effectiveness of these controls. Any delays or difficulty in satisfying these requirements or negative reports concerning our internal controls could adversely affect our results of operations and our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) requires us to document and test the effectiveness of our internal controls over financial reporting in accordance with an established internal control framework and to report on our conclusion as to the effectiveness of our internal controls. It also requires our independent registered public accounting firm to test our internal controls over financial reporting and report on the effectiveness each year. In addition, we are required under the Securities Exchange Act of 1934, as amended, to maintain disclosure controls and procedures and internal control over financial reporting, and it may cost us more than we expect to comply with these control- and procedure-related requirements.

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

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. As of December 31, 2008, options to purchase 518,833 shares of our common stock were exercisable, options to purchase 139,999 shares of our common stock were outstanding but not yet exercisable, 140,927 shares represented by restricted stock awards and 267,835 shares represented by restricted stock units were vested, and 58,025 shares represented by restricted stock awards and 623,671 shares represented by restricted stock units were not yet vested. After December 31, 2008, other options will become exercisable and additional restricted stock awards and restricted stock units will vest. In the future, additional options, restricted stock awards, and restricted stock units may be granted. Shares issued upon the exercise of any of these stock options and at the vesting of any of these restricted stock awards and restricted stock units will generally be available for sale in the public market.

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

•

require our stockholders to comply with advance notice procedures to nominate candidates for election to our board of directors or to place stockholders’ proposals on the agenda for consideration at stockholder meetings, with such notice time periods being extended by our bylaw amendments on September 22, 2008; and

•

require the approval of the holders of capital stock representing at least two-thirds of the Company’s voting power to amend our indemnification obligations, director classifications, stockholder proposal requirements, and director candidate nomination requirements set forth in our amended and restated certificate of incorporation and amended and restated bylaws.

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

From our IPO through December 31, 2008, the price of our common stock was substantially higher than the net tangible book value per share of our outstanding common stock. In addition, we have offered, and we expect to continue to offer, stock to our employees and directors. Such stock may be offered to our employees and directors at prices below the then current market prices. Our employee stock purchase plan allows employees to purchase our stock at a discount to the market price. Most options issued in the past have had per-share exercise prices below the recent price of our stock. As of December 31, 2008, there were 518,833 shares of common stock issuable upon exercise of outstanding stock options at a weighted average exercise price of $8.00 per share. Additional options may be granted to employees and directors in the future at per-share exercise prices below the then current market prices.

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

We lease our offices and do not own any real estate. We have leased our corporate headquarters through October 2012 at 9300 Lee Highway in Fairfax, Virginia, in the Washington, D.C. metropolitan area. As of December 31, 2008, we leased approximately 223,000 square feet of office space at this and an adjoining building. These buildings house a portion of our operations and substantially all of our corporate functions, including executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts.

As of December 31, 2008, we also leased approximately 442,000 square feet of office space in more than 60 other locations throughout the United States and around the world, with various lease terms expiring over the next 11 years. As of December 31, 2008, approximately 34,000 square feet of the space we lease was subleased to other parties. We believe that our current office space, along with other office space we will be able to lease, will meet our needs for the next several years.

In addition, a portion of our operations staff is housed at client-provided facilities, pursuant to the terms of a number of our client contracts.

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

No matters were submitted to a vote of security holders during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On September 28, 2006, our common stock commenced trading on The NASDAQ Global Select Market under the symbol “ICFI.” The high and low sales prices of our common stock for each quarter for the two years 2007 and 2008 are as follows:

	Sales Price Per Share (in dollars)
	High	Low
2008 Fourth Quarter	$24.82	$15.51
2008 Third Quarter	$20.40	$14.50
2008 Second Quarter	$21.47	$14.90
2008 First Quarter	$28.17	$18.86
2007 Fourth Quarter	$34.36	$23.75
2007 Third Quarter	$29.09	$17.89
2007 Second Quarter	$24.50	$17.68
2007 First Quarter	$20.25	$13.25

Holders

As of March 1, 2009, there were 107 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

Dividends

We have neither declared nor paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business. Therefore, we do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from September 28, 2006 (the first day of trading in our common stock), through December 31, 2008, with the cumulative total return on (i) the NASDAQ Composite, (ii) the Russell 2000 stock index, and (iii) a peer group composed of other government and commercial service providers with whom we compete: SAIC, Inc.; SRA International, Inc.; CRA International, Inc.; and Navigant Consulting, Inc. The comparison also assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 27 MONTH CUMULATIVE TOTAL RETURN*

Among ICF International, Inc., The NASDAQ Composite Index, The Russell 2000 Index And A Peer Group

*	$100 invested on 9/28/06 in stock or on 8/31/06 in index-including reinvestment of dividends.
Fiscal year ending December 31.

	December 31, 2008	December 31, 2007
ICF International, Inc.	$200.57	$206.20
NASDAQ Composite	70.79	121.42
Russell 2000 Index	71.57	108.09
Peer Group	81.82	94.05

Recent Sales of Unregistered Securities

Since January 1, 2006, we have issued the following securities that were not registered under the Securities Act of 1933, as amended (“Securities Act”), as summarized below. No underwriters were involved in the following sales of securities.

(a) Issuances of Common Stock

(1)	On February 13, 2006, we issued 11,050 shares of our common stock to one of our employees for consideration of $100,002.50.

(2)	On March 31, 2006, we issued an aggregate of 33,100 shares of our common stock to certain of our employees for aggregate consideration of $299,555.

(3)	On April 3, 2006, we issued 5,000 shares of our common stock to one of our employees for consideration of $45,250.

(4)	On July 14, 2006, we issued 21,877 shares of our common stock to one warrant holder in a cashless exercise for consideration of $0.01.

(5)	On September 28, 2006, we issued 30,904 shares of our common stock to one warrant holder in a cashless exercise for consideration of $0.02.

(6)	On January 3, 2007, we issued 1,820 shares of unregistered common stock to three of our directors, in lieu of cash for director fee compensation, with an aggregate value of $26,481.

(7)	On April 2, 2007, we issued 1,261 shares of unregistered common stock to three of our directors in lieu of cash for director fee compensation, with an aggregate value of $24,451.

(8)	On July 2, 2007, we issued 1,199 shares of unregistered common stock to three of our directors in lieu of cash for director fee compensation, with an aggregate value of $24,472.

(9)	On October 1, 2007, we issued 981 shares of unregistered common stock to three of our directors in lieu of cash for director fee compensation, with an aggregate value of $27,223.

(10)	On January 2, 2008, we issued 1,090 shares of unregistered common stock to three of our directors in lieu of cash for director fee compensation, with an aggregate value of $27,228.

(11)	On March 31, 2008, we issued 168 shares of unregistered common stock to two of our directors in lieu of cash for director fee compensation, with an aggregate value of $3,368.

(12)	On April 1, 2008, we issued 2,014 shares of unregistered common stock to five of our directors in lieu of cash for director fee compensation, with an aggregate value of $40,703.

(13)	On July 1, 2008, we issued 2,794 shares of unregistered common stock to five of our directors in lieu of cash for director fee compensation, with an aggregate value of $46,213.

(14)	On October 1, 2008, we issued 2,393 shares of unregistered common stock to five of our directors in lieu of cash for director fee compensation, with an aggregate value of $46,209.

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

(b) Stock Option Grants/Exercises and Grants of Restricted Stock

(1)	In January 2006, we issued to certain of our employees options to purchase an aggregate of 15,000 shares of our common stock at an exercise price of $9.05 per share.

(2)	In April 2006, we issued to certain of our employees options to purchase an aggregate of 16,000 shares of our common stock at an exercise price of $9.05 per share.

(3)	On May 5, 2006, we issued to certain of our employees options to purchase an aggregate of 47,780 shares of our common stock at an exercise price of $9.05 per share.

(4)	Effective July 10, 2006, we issued 12,500 shares of restricted common stock to an employee, valued at $113,125.

(5)	On July 21, 2006, we issued 22,500 shares of our common stock to one of our former employees upon the exercise of stock options at exercise prices ranging from $5.00 to $9.05 per share.

(6)	On March 14, 2008, we issued 10,192 shares of restricted common stock to two directors valued at $215,968.

(7)	On November 10, 2008, we issued 12,775 shares of restricted common stock to five directors valued at $239,915.

Each of the sales described under “Stock Option Grants/Exercises and Grants of Restricted Stock” above was made in reliance upon the exemption from the registration provisions of the Securities Act, set forth in Rule 701 promulgated under the Securities Act, as the transactions were effected under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. Except with respect to the exercise of stock options by our former employee described in transaction (5) above, the recipients of these securities were our employees and directors and received the securities under either the ICF Consulting Group, Inc. Management Stock Option Plan (the “1999 Plan”) or the ICF International, Inc. 2006 Long-Term Equity Incentive Plan, and no consideration other than the continued employment or service by the employee and director recipients was received by us in connection with any of these issuances of securities. With respect to transaction (5) above, the recipient of the securities was our employee at the time the options for the securities were issued and received such options under the 1999 Plan. Each of the recipients of securities in these transactions had adequate access, through employment, business, or other relationships, to information about us.

Purchases of Equity Securities by Issuer

During the three months ended December 31, 2008, the Company purchased 76,581 shares of common stock for $1,370,435 in exchange for the payment of withholding taxes and exercise price upon the exercise of options and vesting of restricted stock. The average fair value of the common stock purchased was $17.90 per share.

The following table summarizes stock repurchases for the three months ended December 31, 2008:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	32,672	$17.43	None	None
November 1 – November 30	32,617	$18.17	None	None
December 1 – December 31	11,292	$18.45	None	None

Total	76,581	$17.90	None	None

ITEM 6.	Selected Financial Data

The following table presents selected historical financial data derived from our financial statements, the related notes, and other Company information for each of the five years presented. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes. The selected financial data for the last six months of 2006 and all of 2007 and 2008 reflect our accelerated performance of The Road Home contract.

The selected financial data reflect our adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R) on January 1, 2006, our acquisitions of Synergy in January 2005, Caliber in October 2005, APCG and EEA in January 2007, Z-Tech in June 2007, SH&E in December 2007, and Jones & Stokes in February 2008, and our divestiture of ICF Energy Solutions, Inc. (“ESI”) in April 2004.

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)
Statement of Earnings Data:
Revenue	$697,426	$727,120	$331,279	$177,218	$139,488
Direct costs	460,002	532,153	217,747	106,078	83,638
Operating costs and expenses:
Indirect and selling expenses	170,360	118,128	87,056 (1)	60,039	46,097
Depreciation and amortization	5,407	2,432	2,054	2,728	2,611
Amortization of intangible assets	8,683	3,884	1,482	2,813	544

Earnings from continuing operations	52.974	70,523	22,940	5,560	6,598
Other (expense) income:
Interest expense	(4,082)	(1,944)	(3,509)	(3,162)	(1,378)
Other	581	519	646	1,489	79

Total other (expense) income	(3,501)	(1,425)	(2,863)	(1,673)	(1,299)

Income from continuing operations before income taxes	49,473	69,098	20,077	3,887	5,299
Income tax expense	20,750	28,542	8,210	1,865	2,466

Earnings from continuing operations	28,723	40,556	11,867	2,022	2,833

Discontinued operations
Loss from discontinued operations, net	—	—	—	—	(196)
Gain from disposal of subsidiary, net	—	—	—	—	380

Income from discontinued operations	—	—	—	—	184
Net income	$28,723	$40,556	$11,867	$2,022	$3,017

Earnings from continuing operations per share:
Basic	$1.96	$2.87	$1.15	$0.22	$0.31
Diluted	$1.88	$2.72	$1.10	$0.21	$0.30
Earnings per share:
Basic	$1.96	$2.87	$1.15	$0.22	$0.33
Diluted	$1.88	$2.72	$1.10	$0.21	$0.32
Weighted-average shares:
Basic	14,641	14,152	10,321	9,185	9,080
Diluted	15,270	14,896	10,796	9,737	9,398

	Year Ended December 31,
	2008	2007	2006		2005	2004
	(Unaudited)
	(In thousands)
Other Operating Data:
EBITDA from continuing operations(2)	$67,064	$76,839	$26,476		$11,101	$9,753
Non-cash compensation charge included in EBITDA from continuing operations	6,473	3,680	1,069		2,138	—
Initial lease abandonment charge included in EBITDA from continuing operations	—	—	4,309	(1)	—	—
Non-recurring bonus charge related to IPO included in EBITDA from continuing operations	—	—	2,700	(1)	—	—

	2008	2007	2006		2005	2004
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$1,536	$2,733	$2,997		$499	$797
Net working capital	63,925	37,470	22,351		18,141	5,502
Total assets	401,017	393,025	215,827		151,124	94,057
Current portion of long-term debt	—		—		6,767	4,235
Long-term debt, net of current portion	80,000	47,079	—		54,205	16,844
Total stockholders’ equity	202,917	164,791	113,947		52,903	47,861

(1)

Indirect and selling expenses for the year ended December 31, 2006, included a second quarter pre-tax charge of approximately $4.3 million resulting from the abandonment of our San Francisco, California leased facility and abandonment of a portion of our Lexington, Massachusetts leased facility and an approximately $2.7 million bonus payment related to the IPO of our common stock.

(2)

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

	Year ended December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Net income	$28,723	$40,556	$11,867	$2,022	$3,017
Loss from discontinued operations	—	—	—	—	196
Gain from sale of discontinued operations	—	—	—	—	(380)
Other (income)	(581)	(519)	(646)	(1,489)	(79)
Interest expense	4,082	1,944	3,509	3,162	1,378
Income tax expense	20,750	28,542	8,210	1,865	2,466
Depreciation and amortization	14,090	6,316	3,536	5,541	3,155
EBITDA from continuing operations	$67,064	$76,839	$26,476	$11,101	$9,753

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We provide management, technology, and policy consulting and implementation services primarily to government clients, as well as to commercial and international clients. We help our clients conceive, develop, implement, and improve solutions that address complex economic, social, and national security issues. Our services primarily address four key markets: energy and climate change; environment and infrastructure; health, human services, and social programs; and homeland security and defense. Increased government involvement in virtually all aspects of our lives has created opportunities for us to resolve issues at the intersection of the public and private sectors. We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to understand and respond to geopolitical and demographic changes, budgetary constraints, heightened environmental and social concerns, global climate change, and increasing globalization.

Our federal, state, and local government; commercial; and international clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including HHS, DoD, EPA, DHS, DOT, DOJ, HUD, and DOE. Federal clients generated approximately 36% of our revenue in 2008. State and local government clients generated approximately 47% of our revenue in 2008. Revenue generated from our state and local government clients decreased in 2008, primarily due to our decreased volume under The Road Home contract with the State of Louisiana. We also serve commercial and international clients, primarily in the air transportation and energy sectors. Our commercial and international clients generated approximately 17% of our revenue in 2008. We have successfully worked with many of these clients for decades, providing us a unique and knowledgeable perspective on their needs.

We report operating results and financial data as a single segment based on the information used by our chief operating decision-makers in evaluating the performance of our business and allocating resources. Our single segment represents our core business—professional services for government and commercial clients. Although we describe our multiple service offerings to four markets to provide a better understanding of our business, we do not manage our business or allocate our resources based on those service offerings or markets.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”) requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. If any of these estimates or judgments proves to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe that the estimates, assumptions and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and therefore consider them to be critical accounting policies.

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

We have elected to perform the annual goodwill impairment review, as of September 30 of each year, during the fourth quarter. For purposes of performing this test, we have determined that we have only one reporting unit. We employed the methods of determining fair value of the reporting unit in accordance with SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). Based upon management’s most recent review, including analysis provided by a valuation specialist from an investment bank, we determined that no goodwill impairment charge was required for 2008. Historically, there have been no goodwill impairment charges recorded by the Company.

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

New accounting standards

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 14(R)”), which amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for the Company beginning January 1, 2009, and will be applied prospectively. To the extent we continue to make acquisitions, SFAS No. 141(R) could impact our future financial statements and related disclosures.

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

	Year ended December 31,
	2008	2007	2006
Energy and climate change	11%	8%	12%
Environment and infrastructure	24%	9%	17%
Health, human services, and social programs	56%	75%	53%
Homeland security and defense	9%	8%	18%

Total	100%	100%	100%

The proportions of revenue from each market identified in the above table changed significantly from 2006 to 2007 primarily due to growth associated with The Road Home contract, which is classified under Health, Human Services, and Social Programs. The proportion of revenue from each market changed significantly from 2007 to 2008 primarily due to the decrease of activity associated with The Road Home contract and the acquisitions of SH&E and Jones & Stokes, which provided additional revenue primarily in the environment and infrastructure market. See “—Acquisitions” below for a discussion of our recent acquisitions. We expect the revenue from The Road Home contract to be lower in 2009 because of, among other things, its scheduled conclusion in 2009 and a change in the level of effort. See “Risk Factors—Risks Related to The Road Home Contract.”

Our primary clients are the State of Louisiana and agencies and departments of the U.S. federal government. The following table shows the approximate percentage of our revenue for each type of client for the periods indicated.

	Year ended December 31,
	2008	2007	2006
U.S. federal government	36%	27%	49%
U.S. state and local government	47%	65%	40%
Domestic commercial	12%	6%	7%
International	5%	2%	4%

Total	100%	100%	100%

Revenue generated from our state and local government clients increased significantly from 2006 to 2007, and decreased significantly from 2007 to 2008, due primarily to our work in connection with The Road Home contract with the State of Louisiana.

Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us strong client relationships. In 2008, 2007, and 2006, approximately 90%, 94%, and 89%, of our revenue, respectively, was from prime contracts.

Contract mix

We had more than 2,500 active contracts throughout 2008. Our contracts with clients include time-and-materials contracts, cost-based contracts (including cost-based fixed fee, cost-based award fee, and cost-based incentive fee, as well as grants and cooperative agreements), and fixed-price contracts. Our contract mix varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Year ended December 31,
	2008	2007	2006
Time-and-materials	67%	55%	46%
Fixed-price	22%	36%	34%
Cost-based	11%	9%	20%

Total	100%	100%	100%

The changes in percentages from 2006 to 2007 were primarily due to The Road Home contract. The changes from 2007 to 2008 were primarily due to the reduction in revenue from The Road Home contract and the acquisitions of SH&E and Jones & Stokes.

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

Direct costs associated with direct labor and subcontractors increased significantly in 2007, and decreased significantly in 2008, due primarily to our work in connection with The Road Home contract.

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

Non-cash compensation

Stock Incentive Plans. On June 25, 1999, we adopted the ICF Consulting Group, Inc. Management Stock Option Plan (the “1999 Plan”). The 1999 Plan provides for granting straight and incentive awards to employees to purchase shares of our common stock. Originally, we reserved a total of 1,334,027 shares of common stock for issuance under the 1999 Plan. In May 2002, we amended the 1999 Plan to reserve an additional 238,313 shares for issuance. The exercise price for straight awards granted under the 1999 Plan was not to be less than $5.00 per share. The option price for incentive awards granted under the 1999 Plan was determined by the Compensation Distribution Committee of the Board of Directors based on the fair value of our common stock on the date of grant. Effective September 28, 2006 awards ceased under the 1999 Plan, and it will expire in June 2009. A total of 5,658 shares remain ungranted under the Plan.

Effective with our IPO in September 2006, we adopted a new long-term equity incentive plan (the “2006 Plan”). The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other incentive awards, including restricted stock units. Under the 2006 Plan, we may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of our fiscal years beginning in 2007 equal to the lesser of 3% of the number of outstanding shares of common stock or an amount determined by the Board of Directors. Under this “evergreen provision,” 416,241 additional shares were made available under the plan on January 1, 2007, and thereafter registered. On March 10, 2008, 217,973 additional shares were made available under the plan, and thereafter registered. On March 10, 2009, the Board of Directors approved a 3% increase to the number of available shares of common stock under the evergreen provision, which the Company intends to register in the near future. Persons eligible to participate in the 2006 Plan include all our officers and key employees, as determined by the Compensation Committee of the Board of Directors, and all non-employee directors. Our policy is to issue shares upon option exercise, restricted stock grant, or restricted stock unit conversion either from our treasury, if available, or otherwise from the issuance of new shares. We do not expect to repurchase shares in the following annual period to satisfy award grants, however, the 2006 Plan does permit employees to sell shares back to the Company in settlement of individual tax liability as their awards vest or options are exercised.

Implementation of FASB SFAS No. 123(R). Prior to January 1, 2006, as permitted under SFAS No. 123, Accounting for Stock-Based Compensation, we accounted for our stock-based compensation plan using the intrinsic value method prescribed by Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment, using the prospective method. Under this method, compensation expense for all awards granted after the date of adoption and modifications of any previously granted awards outstanding at the date of adoption is measured at fair value and included in operating expenses over the service period. We recorded compensation expense of approximately $6.5 million and $3.7 million during the years ended December 31, 2008, and 2007, respectively.

In accordance with SFAS No. 123(R), for the period beginning January 1, 2006, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled approximately $3.3 million and $3.0 million for the years ended December 31, 2008, and 2007, respectively.

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

Overall Impact of Stock Incentive Plans. Total compensation expense relating to stock-based compensation amounted to approximately $6.5 million, $3.7 million, and $1.1 million, for the years ended December 31, 2008, 2007, and 2006, respectively. As of December 31, 2008, the total unrecognized compensation expense related to non-vested stock awards totaled approximately $10.2 million. Such expense is expected to be recognized over a weighted-average period of 1.22 years.

Depreciation and amortization

Depreciation and amortization includes depreciation of computers, furniture, and other equipment; the amortization of the costs of software we use internally; leasehold improvements; and amortization of other intangible assets arising from acquisitions.

INCOME TAX EXPENSE

Our effective tax rate of approximately 41.9% including state and foreign taxes net of federal benefit for the year ended December 31, 2008, was higher than the statutory tax rate for the year primarily due to permanent tax differences related to expenses not deductible for tax purposes, and activity in our foreign subsidiaries.

ACQUISITIONS

A key element of our growth strategy is to pursue acquisitions. In 2007, we completed the acquisitions of EEA, APCG, Z-Tech, and SH&E, and, in 2008, we acquired Jones & Stokes.

EEA. Effective January 2007, we acquired all the outstanding common stock of EEA, which specializes in energy market analyses, modeling, transportation and energy technology, and environmental advisory services. EEA also provides strategic planning and regulatory support to all segments of the natural gas industry. We undertook the acquisition to increase our service offerings to the natural gas industry and to combine the modeling frameworks of ICF and EEA in the electricity and gas sectors to create a unique platform for integrated energy analyses. Such analyses are becoming more important because of the increased use of natural gas and liquefied natural gas (“LNG”) as fuels to generate electric power, and the increased interest in analyzing the impacts of evolving GHG regulations at the state, provincial, and federal levels in North America.

APCG. Effective January 2007, we acquired all the outstanding common stock of APCG, which specializes in helping federal organizations develop and implement strategy, improve enterprise performance, manage change, support employee growth, and communicate effectively. We undertook the acquisition to enhance our capabilities in human capital and strategic communications consulting and to complement our work with DHS, DoD, and key civilian agencies.

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

The initial purchase price of Z-Tech was approximately $27.6 million, including $27.3 million in cash and $0.3 million in transaction expenses. In addition to the initial consideration, the purchase agreement provides for additional cash payments of up to $8.0 million if certain performance criteria are met. The Company paid approximately $5.2 million of this $8.0 million and recorded the payment to goodwill. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $33.9 million. The Company has allocated approximately $24.9 million to goodwill and $9.0 million to other intangible assets. The results of operations for Z-Tech are included in the Company’s statement of operations after June 28, 2007.

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

The aggregate purchase price of SH&E was approximately $53.1 million, including $52.0 million of cash and $1.1 million of transaction expenses. The purchase price for the transaction is subject to change based upon final settlement of all claims in accordance with the Merger Agreement. The Company engaged an independent valuation firm to assist management in allocating the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $48.0 million. The Company has allocated approximately $38.6 million to goodwill and $9.4 million to other intangible assets. The results of operations for SH&E are included in the Company’s statement of operations since December 3, 2007.

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

The aggregate purchase price was approximately $50.4 million, including $49.0 million of cash and $1.4 million of transaction expenses. The purchase price for the transaction is subject to change based upon final settlement of all claims in accordance with the Agreement and Plan of Merger. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $47.9 million. The Company has allocated approximately $42.9 million to goodwill and $5.0 million to other intangible assets. The results of operations for Jones & Stokes have been included in the Company’s statement of operations since February 13, 2008.

Our acquisitions to date have all involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. Increased levels of finite lived intangible assets will increase our depreciation and amortization charges. At December 31, 2008, goodwill accounted for approximately 49.3% of our total assets, and purchased intangibles accounted for approximately 4.2% of our total assets. In accordance with SFAS No. 142, we test our goodwill for impairment at least annually, and if we conclude that it is impaired we will be required to write down its carrying value on our balance sheet and record an impairment charge in our statement of operations.

We plan to continue to acquire businesses if and when opportunities arise. We expect future acquisitions to generate significant amounts of goodwill and other intangible assets. We expect to incur additional debt for future acquisitions (we used our credit facility to finance our 2007 acquisitions and our 2008 acquisition of Jones & Stokes) and, in some cases, to use our stock as acquisition consideration in addition to, or in lieu of, cash. Any issuance of stock may have a dilutive effect on our stock outstanding.

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

EFFECT OF APPROVAL OF FEDERAL BUDGET

The federal government’s fiscal year ends on September 30 of each year. If a federal budget for the next fiscal year has not been approved by that date, some of our clients may have to suspend engagements on which we are working or may delay new engagements until a budget has been approved. Any such suspension or delay may reduce our revenue in the quarter ending September 30 (our third quarter) or the subsequent quarter. The federal government’s fiscal year end can also trigger increased contracting activity, which could affect our third or fourth quarter revenue.

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

Consolidated Statement of Operations

Years Ended December 31, 2008, 2007, and 2006

(dollars in thousands)

	Year Ended December 31,						Year to Year Change
	2008	2007	2006	2008	2007	2006	2007 to 2008		2006 to 2007
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
Gross Revenue	$697,426	$727,120	$331,279	100.0%	100.0%	100.0%	$(29,694)	(4.1)%	$395,841	119.5%
Direct Costs	460,002	532,153	217,747	66.0%	73.2%	65.7%	(72,151)	(13.6)%	314,406	144.4%
Operating Expenses
Indirect and selling expenses	170,360	118,128	87,056	24.4%	16.2%	26.3%	52,232	44.2%	31,072	35.7%
Depreciation and amortization	5,407	2,432	2,054	0.8%	0.3%	0.6%	2,975	122.3%	378	18.4%
Amortization of intangible assets	8,683	3,884	1,482	1.2%	0.5%	0.4%	4,799	123.6%	2,402	162.1%

Total Costs and Expenses	184,450	124,444	90,592	26.4%	17.0%	27.3%	60,006	48.2%	33,852	37.4%

Earnings from Operations	52,974	70,523	22,940	7.6%	9.8%	7.0%	(17,549)	(24.9)%	47,583	207.4%

Other (Expense) Income
Interest expense	(4,082)	(1,944)	(3,509)	(0.6)%	(0.3)%	(1.1)%	(2,138)	110.0%	1,565	(44.6)%
Other	581	519	646	0.1%	0.1%	0.2%	62	11.9%	(127)	(19.7)%

Income from Continuing Operations Before Income Taxes	49,473	69,098	20,077	7.1%	9.6%	6.1%	(19,625)	(28.4)%	49,021	244.2%

Income Tax Expense	20,750	28,542	8,210	3.0%	3.9%	2.5%	(7,792)	(27.3)%	20,332	247.6%

Net Income	$28,723	$40,556	$11,867	4.1%	5.7%	3.6%	$(11,833)	(29.2)%	28,689	241.8%

Year ended December 31, 2008, compared to year ended December 31, 2007

Revenue. Revenue for the year ended December 31, 2008, was $697.4 million, compared to $727.1 million for the year ended December 31, 2007, representing a decrease of $29.7 million, or 4.1%. The decrease was primarily due to a reduction in revenue of $194.6 million associated with the declining activities of The Road Home contract. The decrease in revenue on The Road Home contract was partially offset by increased revenue associated with the acquisition of Jones & Stokes, whose results since February 2008 are included in operating results for the year ended December 31, 2008, but not included in the operating results of the comparable period last year, the acquisitions of Z-Tech and SH&E, whose results are included in operating results for the year ended December 31, 2008, but included for only 6 months and 1 month, respectively, in the operating results of the comparable period last year, and growth in other contracts of $50.9 million.

Direct costs. Direct costs for the year ended December 31, 2008, were $460.0 million, or 66.0% of revenue, compared to $532.2 million, 73.2% of revenue, for the year ended December 31, 2007. The decrease was primarily due to the declining activities associated with The Road Home contract. The decrease was partially offset by direct costs associated with the acquisition of Jones & Stokes, whose results since February 2008 are included in operating results for the year ended December 31, 2008, but not included in the operating results of the comparable period last year and the acquisitions of Z-Tech and SH&E, whose results are included in operating results for the year ended December 31, 2008, but included for only 6 months and 1 month, respectively, in the operating results of the comparable period last year. The decrease in direct costs as a percentage of revenue was primarily attributable to the decrease in work subcontracted to other parties on The Road Home contract and increased direct costs, primarily direct labor, of the acquired companies.

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2008, were $170.4 million, or 24.4% of revenue, compared to $118.1 million, or 16.2% of revenue for the year ended December 31, 2007. The increase in indirect and selling expenses was due principally to indirect costs associated with the operations of Z-Tech, SH&E, and Jones & Stokes, and an increase in non-cash compensation expense.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2008, was $5.4 million, or 0.8% of revenue, compared to $2.4 million, or 0.3% of revenue for the year ended December 31, 2007. This 122.3% increase in depreciation and amortization resulted primarily from our acquisitions in June 2007 of Z-Tech, in December 2007 of SH&E, and in February 2008 of Jones & Stokes, and an increase in capital expenditures.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2008, was $8.7 million, or 1.2% of revenue, compared to $3.9 million, or 0.5% of revenue for the year ended December 31, 2007. This 123.6% increase in amortization of intangible assets resulted primarily as a result of our acquisitions in June 2007 of Z-Tech, in December 2007 of SH&E, and in February 2008 of Jones & Stokes.

Earnings from operations. For the year ended December 31, 2008, earnings from operations were $53.0 million, or 7.6% of revenue, compared to $70.5 million, or 9.8% of revenue for the year ended December 31, 2007. Earnings from operations as a percentage of revenue decreased primarily due to the additional amortization expenses related to the intangible assets associated with the acquisitions of Z-Tech, SH&E, and Jones & Stokes, an increase in depreciation and amortization related to capital expenditures, and an increase in non-cash compensation.

Other income. For the year ended December 31, 2008, other income was approximately $0.6 million, or 0.1% of revenue, compared to approximately $0.5 million, or 0.1% of revenue, for the year ended December 31, 2007. The activity in other income for the year ended December 31, 2008, was primarily attributable to the reduction of the remaining liability to our former parent for subcontractor indemnification. The activity in other income for the year ended December 31, 2007, was primarily attributable to interest income.

Interest expense. For the year ended December 31, 2008, interest expense was approximately $4.1 million, compared to approximately $1.9 million for the year ended December 31, 2007. The approximately 108.4% increase was due primarily to increased debt service on borrowings for the SH&E and Jones & Stokes acquisitions.

Income tax expense. Our income tax rate for the year ended December 31, 2008, was approximately 41.9% compared to approximately 41.3% for the year ended December 31, 2007. This increase was due primarily to lower tax credits in 2008.

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

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2007, was $2.4 million, or 0.3% of revenue, compared to $2.1 million, or 0.6% of revenue for the year ended December 31, 2006.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2007, was $3.9 million, or 0.5% of revenue, compared to $1.5 million, or 0.4% of revenue for the year ended December 31, 2006. This 162.1% increase in amortization of intangible assets resulted primarily as a result of our acquisitions of EEA, APCG, Z-Tech and SH&E.

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

Interest expense. For the year ended December 31, 2007, interest expense was approximately $1.9 million, compared to approximately $3.5 million for the year ended December 31, 2006. The approximately 44.6% decrease was due primarily to decreased borrowings due to improved cash flows from operations and the proceeds from our IPO.

Income tax expense. Our income tax rate for the year ended December 31, 2007 was approximately 41.3% compared to approximately 40.9% for the year ended December 31, 2006.

LIQUIDITY AND CAPITAL RESOURCES

General. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Second Amended and Restated Business Loan and Security Agreement (the “Credit Facility”) dated as of February 20, 2008.

We anticipate that our long-term liquidity requirements, including any further acquisitions, will be funded through a combination of cash flow from operations, borrowings under our Credit Facility, additional secured or unsecured debt, or the issuance of common or preferred stock, each of which may be initially funded through borrowings under our Credit Facility.

The capital and credit markets recently have been experiencing extreme volatility and disruption. Liquidity has contracted significantly, borrowing rates have increased, and borrowing terms have become more restrictive. Historically, we have believed that we could access these markets to support our business activities, including operations, acquisitions, and refinancing debt. In the future, we may not be able to obtain credit or capital market financing on acceptable terms, or at all, which could have an adverse effect on the our financial position, results of operations, and cash flows. Therefore, we will continue to monitor the financial markets and their impact on our access to capital, so that we can remain fully informed as we make decisions concerning acquisitions or other investments in our business.

Under the terms of our Credit Facility, we are required to comply with financial and non-financial covenants. We were in compliance with all such covenants as of December 31, 2008.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, as of the end of 2008 and 2007, were approximately $1.5 million and $2.7 million, respectively.

Credit Facility and Borrowing Capacity. We have maintained a credit agreement with a group of lenders since August 2003. This credit agreement was amended and restated in October 2005 to allow us to fund additional acquisitions and to provide working capital. This credit agreement has been amended and expanded several times as our business has grown. On June 28, 2007, we and our lenders agreed to a fourth amendment to our credit agreement, which increased our revolving line of credit from $65.0 million to $95.0 million (part of which was a swing-line commitment that was increased from $10.0 million to $20.0 million). This amendment also included consent from our lenders for us to acquire Z-Tech. On December 3, 2007, we and our lenders agreed to a fifth amendment to our credit agreement, which increased our revolving line of credit from $95.0 million to $115.0 million and included consent from our lenders for us to acquire SH&E. The credit agreement was also amended to increase our borrowing base by adding our unbilled government account receivables. At the same time, our lenders agreed to allow us a temporary over-advance (borrowings greater than the current borrowing base but less than the total commitment on the revolving credit facility), if needed, of up to $20.0 million for a four-month period. We did not make use of this allowance. As part of this amendment, our lenders also agreed to lower the interest rate pricing grid for our credit facility.

On February 14, 2008, we and our lenders agreed to a sixth amendment to our credit agreement, which increased our revolving line of credit from $115.0 million to $125.0 million and included consent from our lenders for us to acquire Jones & Stokes. On February 20, 2008, we signed the Second Amended and Restated Business Loan and Security Agreement with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (until February 20, 2013). This revised Credit Facility provides for borrowings on a revolving line of credit up to $275.0 million without a borrowing base requirement, subject to our compliance with both financial and non-financial covenants. The revised Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments up to $75.0 million under the same terms and conditions as the existing revolving line of credit, subject to lenders’ approval. This agreement also provided pre-approval of our lenders for us to acquire other companies each with a purchase price up to $75.0 million if certain conditions are met, lowered our interest rate pricing grid, and provided less restrictive financial and non-financial covenants than our previous agreement.

Cash Flow. The following table sets forth our sources and uses of cash for the years ended December 31, 2008, 2007 and 2006.

	Year ended December 31,
	2008	2007	2006
	(In thousands)
Net cash provided by operations	$28,049	$45,463	$17,529
Net cash used in investing activities	(61,692)	(100,198)	(1,773)
Net cash provided by (used in) financing activities	33,079	54,337	(13,277)
Effect of exchange rate on cash	(633)	134	19

Net (decrease) increase in cash	$(1,197)	$(264)	$2,498

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash in each of the years 2008, 2007, and 2006—approximately $28.0 million, $45.5 million, and $17.5 million, respectively. Operating activities led to large decreases in working capital (contract receivables, account payables, accrued expenses, accrued salaries, and deferred revenue) in 2008, while operating activities led to large increases in working capital in 2006 and 2007. These balance sheet changes were primarily a result of our Road Home contract and the acquisition of several businesses over this three-year period.

Our cash flow used in investing activities consists primarily of capital expenditures and acquisitions. During the year ended December 31, 2008, we paid approximately $51.4 million for business acquisitions net of cash acquired, and purchased capital assets totaling approximately $9.9 million. In the year ended December 31, 2007, we paid approximately $96.4 million for several business acquisitions net of cash acquired and purchased capital assets totaling approximately $3.7 million. During the year ended December 31, 2006, we purchased approximately $1.7 million of capital assets.

For the year ended December 31, 2008, cash flow from financing activities was primarily due to net borrowings of approximately $32.9 million from our Credit Facility. For the year ended December 31, 2007, cash flow from financing activities included net borrowings of approximately $47.1 million from our debt facility and approximately $7.4 million related to the net issuance of equity. For the year ended December 31, 2006, cash flow from financing activities included approximately $46.4 million in proceeds from our IPO and approximately $31.4 million in net payments to retire our debt.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2008, that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. Excluded from the following table are amounts already recorded on our balance sheet as liabilities at December 31, 2008.

		Payments due by Period (In thousands)
	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
Rent of facilities	$70,753	$17,740	$30,143	$13,641	$9,229
Operating lease obligations	$3,356	$1,350	$1,634	$372	$—

Total	$74,109	$19,090	$31,777	$14,013	$9,229

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our exposure to market risk includes changes in interest rates for borrowings under our credit agreement. These borrowings accrue interest at variable rates. Based upon our borrowings under this facility in 2008, a 1% increase in interest rates would have increased interest expense by approximately $0.8 million and would have decreased our annual cash flow by a comparable amount.

In November 2005, a three-year interest swap agreement came into effect that reduced our exposure associated with the market volatility of floating LIBOR interest rates. This swap agreement ended in November 2008, and has not been replaced. It had a notional principal amount of $15.0 million. This agreement was a hedge against a portion of our debt, which effectively converted our interest at LIBOR plus a margin into a fixed LIBOR rate of 5.11%. At stated monthly intervals, the difference between the interest on the floating LIBOR-based debt and the interest calculated in the swap agreement was settled in cash.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2008, based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2008. Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm on page F-1 of this Annual Report on Form 10-K.

Change in Internal Controls. During the fourth quarter of fiscal year 2008, there were no changes in our internal control over financial reporting that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

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

The information required by this item will be included in our Proxy Statement for the 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2009 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2009 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) Financial Statement Schedules

None.

(3) Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Exhibit
2.1	Stock Purchase Agreement by and among ICF Consulting Group, Inc., ICF Consulting Group Holdings, Inc., Terrence R. Colvin, Wesley C. Pickard, Donald L. Zimmerman and the other shareholders of Synergy, Inc. dated effective January 1, 2005 (Incorporated by reference to exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-134018) and amendments thereto, declared effective September 27, 2006 (the “Form S-1”)).

2.2	Stock Purchase Agreement by and among ICF Consulting Group, Inc., Caliber Associates, Inc. Employee Stock Ownership Plan and Trust, Caliber Associates, Inc., Gerald Croan and Sharon Bishop dated effective September 12, 2005 (Incorporated by reference to exhibit 10.11 to the Company’s Form S-1).

2.3	Stock Purchase Agreement dated as of June 28, 2007 by and among ICF International, Inc., ICF Consulting Group, Inc., the Sellers and Z-Tech Corporation (Incorporated by reference to exhibit 2.1 to the Company’s Form 8-K, filed July 5, 2007).

2.4	Merger Agreement dated as of November 9, 2007 by and among ICF International, Inc., ICF Consulting Group, Inc., ICF Consulting Group Acquisition, Inc., Simat, Helliesen & Eichner, Inc., and Other Parties Named Herein (Incorporated by reference to exhibit 2.1 to the Company’s Form 8-K, filed December 7, 2007).

2.5	Merger Agreement dated as of January 23, 2008 by and among ICF International, Inc., ICF Consulting Group, Inc., Jones & Stokes Associates, Inc., and Other Parties Named Herein (Incorporated by reference to exhibit 2.1 to the Company’s Form 8-K, filed February 15, 2008).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-137975), effective as of October 12, 2006).

3.2	Amended and Restated Bylaws of ICF International, Inc. (Incorporated by reference to exhibit 3.1 to the Company’s Form 8-K, filed on September 23, 2008).

Exhibit Number	Exhibit
4.1	Specimen common stock certificate (Incorporated by reference to exhibit 4.1 to the Company’s Form S-1).

4.2	See exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining the rights of holders of common stock of the Company.

4.3	Form of Amended and Restated Registration Rights Agreement (Incorporated by reference to exhibit 4.2 to the Company’s Form S-1).

8.1	Certain officers of the company entered into pre-arranged stock trading plans to sell a limited amount of the Company’s shares for personal financial management purposes (the “10b5-1 Plans”). (Incorporated by reference to the Company’s Form 8-K, filed on November 28, 2007).

10.1	Management Stock Option Plan (Incorporated by reference to exhibit 10.1 to the Company’s Form S-1).

10.2	2006 Long-Term Equity Incentive Plan (Incorporated by reference to exhibit 10.2 to the Company’s Form S-1).

10.3	2006 Employee Stock Purchase Plan (Incorporated by reference to exhibit 10.3 to the Company’s Form S-1).

10.4	Amended and Restated Business Loan and Security Agreement dated as of October 5, 2005 by and among ICF Consulting Group Holdings, Inc. and ICF Consulting Group, Inc., as Borrowers, Citizens Bank of Pennsylvania, Chevy Chase Bank, F.S.B., PNC Bank, National Association, Commerce Bank, N.A., as Lenders, and Citizens Bank of Pennsylvania, as Agent; and First Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated as of March 14, 2006; and Second Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated as of August 25, 2006 (Incorporated by reference to exhibit 10.4 to the Company’s Form S-1).

10.5	Employment Agreement dated October 1, 2005 between ICF Consulting Group, Inc. and Gerald Croan (Incorporated by reference to exhibit 10.6 to the Company’s Form S-1).

10.6	Consulting Agreement dated June 25, 1999 between ICF Consulting Group, Inc. and CMLS Management, L.P.; and Form of First Amendment to Consulting Agreement (Incorporated by reference to exhibit 10.9 to the Company’s Form S-1).

10.7	Agreement of Sublease between ICF Kaiser International, Inc. and ICF Consulting Group, Inc. dated June 1999 (Incorporated by reference to exhibit 10.12 to the Company’s Form S-1).

10.8	Assignment Agreement regarding Deed of Lease among B2TECS, Hunters Branch Leasing, LLC and ICF Consulting Group, Inc. dated effective October 7, 2005 (Incorporated by reference to exhibit 10.13 to the Company’s Form S-1).

10.9	Contract between the State of Louisiana, through the Division of Administration, Office of Community Development, and ICF Emergency Management Services, LLC dated effective June 12, 2006 (Incorporated by reference to exhibit 10.14 to the Company’s Form S-1).

10.10	ICF Consulting Group, Inc. 2005 Restricted Stock Plan (Incorporated by reference to exhibit 10.15 to the Company’s Form S-1).

10.11	Restricted Stock Agreement dated September 6, 2005 between ICF Consulting Group, Inc. and Ellen Glover (Incorporated by reference to exhibit 10.16 to the Company’s Form S-1).

Exhibit Number	Exhibit
10.12	Amended and Restated Employment Agreement dated September 27, 2006 between the Registrant and Sudhakar Kesavan (Incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q, filed November 14, 2006).

10.13	Severance Protection Agreement dated September 27, 2006 between the Registrant and Sudhakar Kesavan (Incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q, filed November 14, 2006).

10.14	Severance Protection Agreement dated September 27, 2006 between the Registrant and Alan Stewart (Incorporated by reference to exhibit 10.3 to the Company’s Form 10-Q, filed November 14, 2006).

10.15	Severance Protection Agreement dated September 27, 2006 between the Registrant and John Wasson (Incorporated by reference to exhibit 10.4 to the Company’s Form 10-Q, filed November 14, 2006).

10.16	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Sudhakar Kesavan (Incorporated by reference to exhibit 10.5 to the Company’s Form 10-Q, filed November 14, 2006).

10.17	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Alan Stewart (Incorporated by reference to exhibit 10.6 to the Company’s Form 10-Q, filed November 14, 2006).

10.18	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and John Wasson (Incorporated by reference to exhibit 10.7 to the Company’s Form 10-Q, filed November 14, 2006).

10.19	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Edward H. Bersoff (Incorporated by reference to exhibit 10.8 to the Company’s Form 10-Q, filed November 14, 2006).

10.20	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Srikant M. Datar (Incorporated by reference to exhibit 10.9 to the Company’s Form 10-Q, filed November 14, 2006).

10.21	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Joel R. Jacks (Incorporated by reference to exhibit 10.10 to the Company’s Form 10-Q, filed November 14, 2006).

10.22	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and David C. Lucien (Incorporated by reference to exhibit 10.11 to the Company’s Form 10-Q, filed November 14, 2006).

10.23	Restricted Stock Award Agreement dated September 28, 2006 between the Registrant and Peter M. Schulte (Incorporated by reference to exhibit 10.12 to the Company’s Form 10-Q, filed November 14, 2006).

10.24	First Amendment to Contract dated July 24, 2006 between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed October 24, 2006).

10.25	Second Amendment of Contract dated September 28, 2006 between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.2 to the Company’s Form 8-K, filed October 24, 2006).

Exhibit Number	Exhibit
10.26	Third Amendment of Contract dated October 18, 2006 between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.3 to the Company’s Form 8-K, filed October 24, 2006).

10.27	Fourth Amendment of Contract between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of the Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed March 28, 2007).

10.28	Fifth Amendment of Contract between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed June 29, 2007).

10.29	Fourth Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated June 28, 2007 (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed July 5, 2007).

10.30	Sixth Amendment of Contract between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed November 7, 2007).

10.31	Seventh Amendment of Contract between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed December 19, 2007).

10.32	Fifth Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated December 3, 2007 (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed December 7, 2007).

10.33	Sixth Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated February 14, 2008 (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed February 15, 2008).

10.34	Second Amended and Restated Business Loan and Security Agreement dated as of February 20, 2008 by and among ICF International, Inc. and ICF Consulting Group, Inc., as Borrowers, Citizens Bank of Pennsylvania, as a Lender and Administrative Agent, Bank of America, N.A., as a Lender and Syndication Agent, CitiBank, N.A. and SunTrust Bank, as Lenders and Documentation Agents, Branch Banking and Trust Company, Commerce Bank, N.A., HSBC Bank USA, National Association, PNC Bank, National Association, and Chevy Chase Bank, N.A. as Lenders, and RBS Securities Corporation (d/b/a RBS Greenwich Capital), as sole and exclusive lead arranger and book running manager (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed February 25, 2008).

10.35	Restricted Stock Award Agreement dated March 14, 2008 between the Registrant and Eileen O’Shea Auen (Incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q, filed May 12, 2008).

10.36	Restricted Stock Award Agreement dated March 14, 2008 between the Registrant and Richard M. Feldt (Incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q, filed May 12, 2008).

10.37	ICF International, Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to exhibit 10.3 to the Company’s Form 10-Q, filed May 12, 2008).

10.38	Eighth Amendment of Contract between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed July 22, 2008).

Exhibit Number	Exhibit
10.39	Restated Severance Protection Agreement and Restated Letter Agreement by and between the Company and Alan Stewart (Incorporated by reference to exhibit 10.1 and 10.3 to the Company’s Form 8-K, filed December 18, 2008).

10.40	Restated Severance Protection Agreement and Restated Letter Agreement by and between the Company and John Wasson (Incorporated by reference to exhibit 10.2 and 10.4 to the Company’s Form 8-K, filed December 18, 2008).

10.41	Restated Employment Agreement and Restated Severance Protection Agreement by and between the Company and Sudhakar Kesavan (Incorporated by reference to exhibit 10.1 and 10.2 to the Company’s Form 8-K, filed December 30, 2008).

21.0	Subsidiaries of the Registrant.

23.0	Consent of Grant Thornton LLP.

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 13, 2009	ICF INTERNATIONAL, INC.

	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUDHAKAR KESAVAN Sudhakar Kesavan	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 13, 2009

/s/ ALAN STEWART Alan Stewart	Senior Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial and Accounting Officer)	March 13, 2009

/s/ DR. EDWARD H. BERSOFF Dr. Edward H. Bersoff	Director	March 13, 2009

/s/ SRIKANT M. DATAR Srikant M. Datar	Director	March 13, 2009

/s/ JOEL R. JACKS Joel R. Jacks	Director	March 13, 2009

/s/ DAVID C. LUCIEN David C. Lucien	Director	March 13, 2009

/s/ PETER M. SCHULTE Peter M. Schulte	Director	March 13, 2009

/s/ RICHARD M. FELDT Richard M. Feldt	Director	March 13, 2009

/s/ EILEEN O’SHEA AUEN Eileen O’Shea Auen	Director	March 13, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ICF International, Inc.

We have audited the accompanying consolidated balance sheets of ICF International, Inc. (a Delaware corporation) as of December 31, 2008 and 2007, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. We also have audited ICF International, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ICF International, Inc.’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on ICF International, Inc.’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICF International, Inc. as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, ICF International, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ Grant Thornton LLP

McLean, Virginia

March 12, 2009

ICF International, Inc., and Subsidiaries

Consolidated Balance Sheets

December 31,	2008	2007
	(in thousands of dollars)
Assets

Current Assets
Cash and cash equivalents	$1,536	$2,733
Contract receivables, net	150,778	190,159
Prepaid expenses and other	4,507	3,955
Income tax receivable	3,530	1,933
Restricted cash	2,180	—
Deferred income taxes	4,186	3,902

Total current assets	166,717	202,682

Total property and equipment, net	13,373	7,541

Other assets:
Goodwill	198,724	159,491
Other intangible assets, net	16,844	17,710
Restricted Cash	2,078	3,668
Other Assets	3,281	1,933

Total Assets	$401,017	$393,025

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$27,740	$74,260
Accrued salaries and benefits	27,405	27,801
Accrued expenses	35,295	47,084
Deferred revenue	12,352	16,067

Total Current Liabilities	102,792	165,212

Long-term Liabilities:
Long-term debt	80,000	47,079
Deferred rent	2,361	1,773
Deferred income taxes	10,849	9,109
Other	2,098	5,061

Total Liabilities	198,100	228,234

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized, 15,188,320 and 14,593,723 shares issued; and 15,106,522 and 14,531,521 shares outstanding	15	15
Additional paid-in capital	120,550	109,795
Retained earnings	84,110	55,387
Treasury stock	(1,474)	(746)
Stockholder notes receivable	(12)	(21)
Accumulated other comprehensive income	(272)	361

Total Stockholders’ Equity	202,917	164,791

Total Liabilities and Stockholders’ Equity	$401,017	$393,025

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Earnings

Year ended December 31,	2008	2007	2006
	(in thousands of dollars, except per share data)
Contract Revenue	$697,426	$727,120	$331,279

Direct Costs	460,002	532,153	217,747

Operating Costs and Expenses
Indirect and selling expenses	170,360	118,128	87,056
Depreciation and amortization	5,407	2,432	2,054
Amortization of intangible assets	8,683	3,884	1,482

Earnings from Operations	52,974	70,523	22,940

Other (Expense) Income
Interest expense	(4,082)	(1,944)	(3,509)
Other	581	519	646

Income Before Income Taxes	49,473	69,098	20,077

Income Tax Expense	20,750	28,542	8,210

Net Income	$28,723	$40,556	$11,867

Earnings per Share:
Basic	$1.96	$2.87	$1.15
Diluted	$1.88	$2.72	$1.10

Weighted-average Common Shares Outstanding:
Basic	14,641	14,152	10,321
Diluted	15,270	14,896	10,796

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(in thousands)

Years ended December 31, 2008, 2007 and 2006	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholder Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
January 1, 2006	9,164	$9	50,909	$3,834	137	(918)	$(1,139)	$208	$52,903
Net income	—	—	—	11,867	—	—	—	—	11,867
Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	19	19

Total Comprehensive Income									11,886
Equity compensation			1,044			25			1,069
Proceeds from initial public offering	4,360	5	46,361						46,366
Exercise of stock options/warrants	132		481						481
Net payments from management stockholder issuances and buybacks	218	—	(14)	—	(78)	465	(195)	—	256
Tax benefits of stock option exercises	—	—	214	—	—	—	—	—	214
Proceeds on stockholder notes	—	—	—	—	—	—	831	—	831
Interest receivable from stockholder notes	—	—	—	—	—	—	(59)	—	(59)

December 31, 2006	13,875	$14	$98,995	$15,701	58	$(428)	$(562)	$227	$113,947
Net income	—	—	—	40,556	—	—	—	—	40,556
Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	134	134

Total Comprehensive Income									40,690
Equity compensation			3,680						3,680
Unrecognized tax benefits				(870)					(870)
Proceeds from initial public offering			12						12
Exercise of stock options	651	1	3,924		2				3,925
Net payments from management stockholder issuances and buybacks	6	—	150	—	2	(318)	—	—	(168)
Tax benefits of stock option exercises	—	—	3,034	—	—	—	—	—	3,034
Proceeds on stockholder notes	—	—	—	—	—	—	562	—	562
Interest receivable from stockholder notes	—	—	—	—	—	—	(21)	—	(21)

December 31, 2007	14,532	$15	$109,795	$55,387	62	$(746)	$(21)	$361	$164,791
Net income	—	—	—	28,723	—	—	—	—	28,723
Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	(633)	(633)

Total Comprehensive Income									28,090
Equity compensation			6,473						6,473
Exercise of stock options	384	—	2,127						2,127
Issuance of shares pursuant to vesting of Restricted Stock Units	268		(1,601)		(105)	1,601			—
Net payments for stockholder issuances and buybacks	(77)	—	485	—	125	(2,329)	—	—	(1,844)
Tax benefits of stock option exercises	—	—	3,271	—	—	—	—	—	3,271
Proceeds on stockholder notes	—	—	—	—	—	—	9	—	9

December 31, 2008	15,107	$15	$120,550	$84,110	82	$(1,474)	$(12)	$(272)	$202,917

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

Year ended December 31,	2008	2007	2006
	(in thousands)
Cash Flows from operating activities
Net income	$28,723	$40,556	$11,867
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest on stockholder notes	—	(21)	(59)
Bad debt expense	422	2,376	(29)
Deferred income taxes	(3,380)	(1,815)	(1,558)
Loss on disposal of fixed assets	127	68	21
Abandonment of leased space	—	—	4,064
Non-cash compensation	6,473	3,680	1,069
Depreciation and amortization	14,090	6,316	3,536
Changes in operating assets and liabilities:
Contract receivables, net	57,022	(62,695)	(57,878)
Prepaid expenses and other	598	(860)	(1,336)
Accounts payable	(50,654)	53,255	12,024
Accrued salaries and benefits	(4,219)	2,771	7,526
Accrued expenses	(12,608)	9,850	23,761
Deferred revenue	(3,834)	(2,512)	11,885
Income tax receivable/payable	(1,905)	(4,348)	3,259
Deferred rent	567	(7)	(40)
Other liabilities	(3,373)	(1,151)	(583)

Net Cash Provided by Operating Activities	28,049	45,463	17,529

Cash Flows from Investing Activities
Capital expenditures	(9,929)	(3,662)	(1,681)
Payments for business acquisitions, net of cash received	(51,422)	(96,392)	102
Payments for trademark applications	—	(14)	(75)
Capitalized software development costs	(341)	(130)	(119)

Net Cash Used in Investing Activities	(61,692)	(100,198)	(1,773)

Cash Flows from Financing Activities
Payments on notes payable	—	—	(29,634)
Advances from working capital facilities	270,949	334,608	82,178
Payments on working capital facilities	(238,028)	(287,529)	(113,516)
Restricted cash related to Caliber acquisition	1,325	2,147	(203)
Restricted cash	(3,415)	(2,112)	—
Debt issue costs	(1,315)	(142)	(262)
Proceeds from initial public offering	—	12	46,378
Exercise of options	2,127	3,925	481
Tax benefits of stock option exercises	3,271	3,034	214
Issuances of stock	485	246	—
Purchase of stock for treasury	(2,329)	(168)	256
Payments received on stockholder notes	9	562	831

Net Cash Provided by (Used In) by Financing Activities	33,079	54,337	(13,277)

Effect of Exchange Rate on Cash	(633)	134	19

(Decrease) Increase in Cash	(1,197)	(264)	2,498

Cash, beginning of year	2,733	2,997	499

Cash, end of year	$1,536	$2,733	$2,997

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$4,505	$1,476	$3,862

Income taxes	$24,445	$31,839	$6,418

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2008, 2007, and 2006

(dollar amounts in tables in thousands, except per share data)

NOTE A—BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (ICFI), and its subsidiary, ICF Consulting Group, Inc. (Consulting), (collectively, the Company). Consulting is a wholly owned subsidiary of ICFI. ICFI is a holding company with no operations or assets, other than its investment in the common stock of Consulting. The operations of Consulting are conducted within the following subsidiaries:

•	ICF Incorporated, L.L.C.

•	ICF Resources, L.L.C.

•	Systems Applications International, L.L.C.

•	ICF Associates, L.L.C.

•	ICF Services Company, L.L.C.

•	• ICF Consulting Services, L.L.C.

•	ICF Emergency Management Services, LLC

•	ICF Consulting Ltd. (UK)

•	ICF Consulting Canada, Inc.

•	ICF Consulting PTY Ltd. (Australia)

•	ICF/EKO (Russia)

•	ICF Consultoria do Brasil, Ltda.

•	ICF Consulting India Private Ltd.

•	Synergy, Inc.

•	Caliber Associates, Inc.

•	Advanced Performance Consulting Group, Inc.

•	Energy and Environmental Analysis, Incorporated

•	Z-Tech Corporation

•	Simat, Helliesen & Eichner, Inc.

•	SH&E Limited (UK)

•	Jones & Stokes Associates, Inc.

•	ICF International Consulting (Beijing) Company, Ltd.

All subsidiaries are wholly owned by Consulting. All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company provides management, technology, and policy consulting and implementation services in the areas of energy and climate change, environment and infrastructure, health, human services, and social programs, and homeland security and defense. The Company’s major clients are the State of Louisiana and United States

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE A—BASIS OF PRESENTATION AND NATURE OF OPERATIONS—Continued

(“U.S.”) government agencies, especially the Department of Health and Human Services, the Department of Defense, the Environmental Protection Agency, the Department of Homeland Security, the Department of Transportation, the Department of Justice, and the Department of Housing and Urban Development; commercial entities, particularly air transportation and energy market participants; and other government organizations throughout the United States and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of a highly educated staff, which the Company deploys in multi-disciplinary teams.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with over 50 domestic regional offices (as of December 31, 2008), and international offices in Brazil, Canada, India, Russia, China, and the United Kingdom.

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

Prior to and in connection with the closing of the initial public offering, on September 26, 2006, the Company increased the amount of authorized common shares from 20,000,000 shares to 70,000,000 shares and changed the par value of common stock from $.01 per share to $.001 per share. The Company also amended its Certificate of Incorporation to provide the authority to issue 5,000,000 shares of preferred stock with a par value of $0.001 per share. Dividends, if any, on outstanding shares of preferred stock shall be paid or declared and set apart for payment before any dividends shall be paid or declared and set apart for payment on shares of common stock with respect to the same dividend period. If upon any liquidation, dissolution or winding up of the Company, assets are insufficient to pay the preferred shareholders the amounts to which they are entitled, any such assets shall be distributed ratably among the preferred shareholders in accordance with their respective priorities and preferential amounts, including unpaid cumulative dividends, if any. No shares of preferred stock had been issued as of December 31, 2008.

Reclassifications

Certain amounts in the 2006 and 2007 consolidated financial statements have been reclassified to conform to the current year presentation.

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

Invoices to clients are generated in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract including deliverables, timetables, and incurrence of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the revenue recognition criteria are met. Reimbursements of out-of-pocket expenses are included in revenue with corresponding costs incurred by the Company included in cost of revenue.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Approximately 36 percent, 27 percent, and 49 percent of the Company’s revenue for the years 2008, 2007, and 2006, respectively, was derived under prime contracts and subcontracts with agencies and departments of the U.S. federal government.

The approximate percentage of revenue by contract type was as follows:

	2008	2007	2006
Cost-reimbursable	11%	9%	20%
Time-and-materials	67%	55%	46%
Fixed-price	22%	36%	34%

Total	100%	100%	100%

In June of 2006, the Company was awarded a contract by the State of Louisiana. For the year ending December 31, 2008, 2007, and 2006, revenue from the State of Louisiana accounted for approximately 38 percent or $264.8 million, 63 percent or $459.4 million, and 35 percent or $116.0 million, respectively, of the Company’s revenue. The accounts receivable due from the State of Louisiana contract as of December 31, 2008 and 2007, was approximately $12.5 million and $71.0 million, respectively.

For the years ending December 31, 2008, 2007, and 2006, revenue from various branches of the Department of Defense (“DoD”) accounted for approximately 5 percent or $36.6 million, 5 percent or $37.2 million, and 11 percent or $37.0 million, respectively, of the Company’s revenue. The accounts receivable due from DoD contracts as of December 31, 2008 and 2007 was approximately $4.3 million and $7.1 million, respectively.

For the years ending December 31, 2008, 2007, and 2006, revenue from various branches of the Environmental Protection Agency (“EPA”) accounted for approximately 5 percent or $37.3 million, 4 percent or $32.2 million, and 8 percent or $27.5 million, respectively, of the Company’s revenue. The accounts receivable due from EPA contracts as of December 31, 2008 and 2007, was approximately $5.5 million and $5.8 million, respectively.

Payments to the Company on cost-type contracts with the U.S. government are provisional payments subject to adjustment upon audit by the government. Such audits have been finalized through December 31, 2006. Contract revenue for subsequent periods has been recorded in amounts that are expected to be realized upon final audit and settlement of costs in those years.

Cash and Cash Equivalents.

The Company considers cash on deposit and all highly and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, as of the end of 2008 and 2007 was $1.5 million and $2.7 million, respectively.

Property and Equipment

Property and equipment are carried at cost and are depreciated using the straight-line method over their estimated useful lives, which range from two to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the economic life of the improvement or the related lease term.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. The Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”), as of January 1, 2002. Goodwill and intangible assets acquired in a

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed annually (or more frequently if impairment indicators arise) for impairment in accordance with the provisions of SFAS No. 142. This guidance also requires that intangible assets with estimable useful lives be amortized over such lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets (“SFAS No. 144”).

The Company has elected to perform the annual goodwill impairment review on September 30 of each year. The Company has determined that it has one reporting unit for purposes of performing this test. The Company employed the methods of determining fair value of the reporting unit in accordance with SFAS No. 157. Based upon management’s review, including an annual valuation report issued by an independent valuation firm, it was determined that no goodwill impairment charge was required for 2008, 2007, or 2006.

Capitalized Software

The Company capitalizes software development costs for certain software modeling tools used in the generation of revenue from clients. These costs are capitalized in accordance with the provisions of SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”). Amortization expense is recorded on a straight-line basis over the expected economic life, typically five-years.

Equity Compensation

Effective January 1, 2006, the Company adopted Share Based Payment (“SFAS No. 123(R)”) using the prospective method. Under this method, compensation expense for all awards granted after the date of adoption and modifications of any previously granted awards outstanding at the date of adoption are measured at estimated fair value and included in operating expenses over the requisite service period.

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

Foreign Currency Translation

As of December 31, 2008 and 2007, the Company held approximately $1.5 million and $1.6 million, respectively, in foreign financial institutions.

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

Deferred Rent

The Company recognizes rent expense on a straight-line basis over the term of each lease. Lease incentives or abatements received at or near the inception of leases are accrued and amortized ratably over the life of the lease.

Fair Value of Financial Instruments

Financial instruments are defined as cash, contract receivables, debt agreements, accounts payable, and accrued expenses. The carrying amounts of contract receivables, accounts payable, and accrued expenses in the accompanying financial statements approximate fair value because of the short maturity of these instruments.

Derivative Financial Instruments

The Company used a derivative financial instrument to manage its exposure to fluctuations in interest rates on its credit facility in 2007 and 2008. This derivative was not accounted for as a hedge, and was recorded as either an asset or liability in the consolidated balance sheet, and periodically adjusted to fair value. Adjustments to reflect the change in the fair value of the derivative were reflected in earnings. At year-end 2008, the Company did not have any derivate financial instruments outstanding. The Company does not hold or issue derivative instruments for trading purposes.

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

The Company’s contract receivables consist principally of contract receivables from agencies and departments of, as well as from prime contractors to, the U.S. government, the State of Louisiana, and other state and commercial organizations. The Company extends credit in the normal course of operations and does not require collateral from its clients.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”), which amends SFAS No. 141, Business Combinations (“SFAS No. 141”) and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. It is effective for the Company beginning January 1, 2009, and will be applied prospectively. To the extent we continue to make acquisitions, SFAS No. 141(R) could impact our future financial statements and related disclosures.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to identify and distinguish clearly between the interests of the parent and the interests of the noncontrolling owners. It is effective for the Company beginning January 1, 2009 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company has no existing minority interests and therefore does not believe this statement will have a material impact on its financial statements and related disclosures.

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

NOTE C—CONTRACT RECEIVABLES

Contract receivables consisted of the following at December 31:

	2008	2007
Billed	$110,018	$140,601
Unbilled	42,172	51,129
Retainages	1,479	1,079
Other	487	883
Allowance for doubtful accounts	(3,378)	(3,533)

Contract receivables, net	$150,778	$190,159

Contract receivables, net of the established allowance, are stated at amounts expected to be realized in future periods. Unbilled receivables result from revenue that has been earned in advance of billing. Unbilled receivables can be invoiced at contractually defined intervals or milestones, as well as upon completion of the contract or government audits. The Company anticipates that the majority of unbilled receivables will be substantially billed and collected within one year, and therefore, classifies them as current assets in accordance with industry practice.

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

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2008	2007
Leasehold improvements	$6,451	$6,149
Software	10,823	8,089
Furniture and equipment	5,441	3,361
Computers	9,413	4,087

	32,128	21,686
Accumulated depreciation and amortization	(18,755)	(14,145)

	$13,373	$7,541

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE D—PROPERTY AND EQUIPMENT—Continued

Depreciation expense for property and equipment for the years ended December 31, 2008, 2007, and 2006, was approximately $5.1 million, $2.4 million, and $1.9 million, respectively.

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2008	2007
Balance as of January 1	$159,491	$83,833
Goodwill resulting from the Jones and Stokes acquisition	42,967	—
Goodwill and adjustments resulting from the Caliber, EEA and APCG acquisitions	(170)	8,542
Goodwill and adjustments resulting from the Z-Tech acquisition	35	24,890
Goodwill and adjustments resulting from the SH&E acquisition	(3,599)	42,226

Balance as of December 31	$198,724	$159,491

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

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141. The aggregate purchase price was approximately $50.4 million, including $49.0 million of cash and $1.4 million of transaction expenses. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $47.9 million. The Company has allocated approximately $42.9 million to goodwill and $5.0 million to other intangible assets. The intangible assets consist of customer-related intangibles and marketing-related intangibles in the amounts of approximately $2.9 million and $2.1 million, respectively. The customer-related intangibles and marketing-related intangibles are being amortized over seven years and two years, respectively. The weighted-average period of amortization for all intangible assets as of December 31, 2008, is 4.9 years. Neither the goodwill nor the acquired intangibles are deductible for tax purposes. The results of operations for Jones & Stokes have been included in the Company’s statement of earnings since February 13, 2008.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS —Continued

The fair value of acquired assets and liabilities are finalized and represent management’s best estimates of the fair values as of the acquisition date. Pursuant to the guidance in SFAS No. 141, we do not consider this to be a material business combination, and therefore, pro forma and certain other disclosures are not provided.

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

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141. The aggregate purchase price was approximately $53.1 million, including $52.0 million of cash and $1.1 million of transaction expenses. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $48.0 million. The Company allocated approximately $38.6 million to goodwill and $9.4 million to other intangible assets. The intangible assets consist of customer-related intangibles, developed technology, and marketing-related intangibles in the amounts of approximately $6.6 million, $2.3 million, and $0.5 million, respectively. The customer-related intangibles, developed technology, and marketing-related intangibles are being amortized over 7 years, 6 years, and 1 year, respectively. Neither the goodwill, nor the acquired intangibles are deductible for tax purposes. The results of operations for SH&E are included in the Company’s statement of earnings since December 3, 2007.

In 2008, the following adjustments were recorded in relation to the SH&E acquisition. The aggregate purchase price increased by $1.2 million due to a working capital adjustment of $0.6 million and increased transaction-related expenses of $0.6 million. The Company finalized the allocation of the purchase price to other acquired intangibles. Other intangible assets increased by $2.8 million. Customer related intangibles increased by $0.5 million and intangibles related to developed technology increased by $2.3 million. In addition, acquired net assets primarily attributed to taxes increased by $2.0 million.

The fair value of acquired assets and liabilities are finalized and represent management’s best estimates of the fair values as of the acquisition date. The purchase price for the transaction is subject to change based upon the resolution of accounts receivable adjustment in accordance with the Merger Agreement. The resolution of the accounts receivable adjustment could increase or decrease the purchase price.

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

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS —Continued

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

The acquisition was accounted for in accordance with the provisions of SFAS No. 141. The initial purchase price was approximately $32.8 million, including approximately $32.5 million in cash and $0.3 million in transaction expenses. In addition to the initial consideration, the purchase agreement provided for additional cash payments of up to $8.0 million if certain performance criteria are met. The performance criteria were partially met, and an additional cash payment of $5.2 million was paid and recorded as goodwill. The results of operations for Z-Tech are included in the Company’s statement of earnings since June 28, 2007.

Management, with the assistance of a valuation specialist, prepared the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $33.9 million. The Company has allocated approximately $24.9 million to goodwill and $9.0 million to other intangible assets. Goodwill and intangibles related to this acquisition are not deductible for tax purposes.

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

Management, with the assistance of a valuation specialist, prepared the allocation of the purchase price to goodwill and to other acquired intangible assets. The aggregate excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $11.8 million. The Company has allocated

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS —Continued

approximately $8.5 million to goodwill and $3.3 million to other intangible assets. Both EEA and APCG were purchased under the election provisions of Internal Revenue Code 338(h)(10), and therefore, for these acquisitions, goodwill and intangibles are deductible for tax purposes.

Other Intangible Assets

Intangible assets are primarily amortized over periods ranging from 1 to 7 years. The weighted-average period of amortization for all intangible assets as of December 31, 2008, is 4.6 years. The customer-related intangible assets, which consists of customer contracts, backlog and non-contractual customer relationships, related to the acquisitions are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The weighted-average period of amortization of the customer-related intangibles is 5.0 years. Intangible assets related to acquired non-compete agreements, developed technology, marketing trade name, and trademarks obtained in connection with business combinations are amortized on a straight-line or accelerated basis over their weighted-average periods of amortization of 4.0 years, 4.8 years, 1.7 years, and 3.0 years, respectively.

Other intangibles consisted of the following at December 31:

	2008	2007
Customer-related intangibles	$24,148	$20,727
Non-compete agreements	778	778
Developed technology	3,884	1,532
Marketing tradename	2,601	557
Trademarks	90	90

	31,501	23,684
Less: accumulated amortization	(14,657)	(5,974)

	$16,844	$17,710

Aggregate amortization expense for the years ended December 31, 2008, 2007, and 2006, was approximately $8.7 million, $3.9 million, and $1.5 million, respectively. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2009	$6,782
2010	5,079
2011	1,670
2012	1,322
2013	1,024
2014	967

$16,844

Capitalized Software

Capitalized software development costs of $0.7 million and $0.3 million are included in Other Assets for the years ended December 31, 2008 and 2007, respectively. These costs are for enhancements and upgrades to software used in the generation of revenue from clients.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE F—ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2008	2007
Accrued bonuses and commissions	$9,960	$16,097
Accrued vacation	7,838	5,447
Accrued salaries	7,505	4,750
Accrued payroll taxes	472	421
Other	1,630	1,086

	$27,405	$27,801

NOTE G—ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

	2008	2007
Accrued subcontractor costs	$23,925	$27,826
Accrued acquisition earn-out	600	7,249
Deposits	5,543	2,974
Accrued insurance premiums	1,626	2,482
Accrued professional services	332	2,116
Accrued rent	1,205	990
Accrued software licensing costs	544	865
Accrued taxes	347	446
Other accrued expenses	1,173	2,136

	$35,295	$47,084

NOTE H—LONG-TERM DEBT

The Company has maintained a credit agreement with a group of lenders since August 2003. This credit agreement was amended and restated in October 2005, to allow the Company to fund additional acquisitions and to provide working capital. This credit agreement was amended and expanded several times as the Company’s business grew in 2005 and 2006. On June 28, 2007, the Company and its lenders agreed to a fourth amendment to the Company’s credit agreement, which increased the revolving line of credit from $65.0 million to $95.0 million (part of which was a swing-line commitment that was increased from $10.0 million to $20.0 million). This amendment also included consent from its lenders for the Company to acquire Z-Tech. On December 3, 2007, the Company and its lenders agreed to a fifth amendment to the credit agreement, which increased the revolving line of credit from $95.0 million to $115.0 million and included consent from its lenders for the Company to acquire SH&E. The credit agreement was also amended to increase its borrowing base by adding unbilled government account receivables. At the same time, the lenders agreed to allow the Company a temporary over-advance (borrowings greater than the current borrowing base but less than the total commitment on the revolving credit facility), if needed, of up to $20.0 million for a four-month period. The Company did not make use of this allowance. As part of this amendment, the lenders also agreed to lower the interest rate pricing grid for the credit facility.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE H—LONG-TERM DEBT—Continued

On February 14, 2008, the Company and its lenders agreed to a sixth amendment to the credit agreement, which increased the revolving line of credit from $115.0 million to $125.0 million and included consent from the lenders for the Company to acquire Jones & Stokes. On February 20, 2008, the Company signed the Second Amended and Restated Business Loan and Security Agreement with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (until February 20, 2013). This revised Credit Facility provides for borrowings on a revolving line of credit up to $275.0 million without a borrowing base requirement, subject to the Company’s compliance with both financial and non-financial covenants. The revised Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments up to $75.0 million under the same terms and conditions as the existing revolving line of credit, subject to lenders’ approval. This agreement also provided pre-approval of its lenders for the Company to acquire other companies each with a purchase price up to $75.0 million if certain conditions are met, lowered the interest rate pricing grid, and provided less restrictive financial and non-financial covenants than the Company’s previous agreement.

The Company’s debt issuance costs are being amortized over the term of indebtedness and totaled approximately $1.9 million and $0.6 million, net of accumulated amortization of approximately $0.6 million and $0.3 million as of December 31, 2008 and 2007, respectively. Amortization expense of approximately $0.3 million, $0.1 million, and $0.2 million was recorded in the accompanying Consolidated Statements of Earnings for the years ended December 31, 2008, 2007, and 2006, respectively.

Long-term debt consisted of the following at December 31:

	2008	2007
Revolving Line of Credit/Swing Line provides for borrowings up to $275 million for 2008 and matures in February 2013, and the lesser of $115 million for 2007 or the eligible borrowing base and matures in October 2010. Outstanding borrowings bear daily interest at a base rate (based on the U.S. Prime Rate, which was 2.25% at December 31, 2008, and 7.25% at December 31, 2007, plus spread) or LIBOR plus spread, payable monthly	$80,000	$47,079

Less: current portion	—	—

	$80,000	$47,079

The bank debt is collateralized by substantially all assets of the Company, and requires the Company to remain in compliance with certain financial ratios, as well as other restrictive covenants. As of December 31, 2008, the Company was in compliance with all of these covenants.

Letters-of-Credit

At December 31, 2008 and 2007, the Company had outstanding letters-of-credit totaling approximately $0.8 million and $0.5 million, respectively. These letters-of-credit are renewed annually.

Interest Rate Swap Agreement

In November 2005, the Company entered into an interest rate swap agreement as part of its amended credit facility to reduce the Company’s exposure to interest rate fluctuations on variable rate debt. The effect of the agreement was to effectively establish a fixed USD-LIBOR rate of 5.11 percent. The interest rate swap agreement expired November 10, 2008, and was not replaced.

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

The interest rate swap agreement did not qualify for hedge accounting. Therefore, the change in fair value is reflected in the Consolidated Statement of Earnings and resulted in a net interest expense of approximately $0.1 million and $0.1 million during each of the years ended December 31, 2008 and 2007.

NOTE I—INCOME TAXES

Income tax expense consisted of the following at December 31:

	2008	2007	2006
Current:
Federal	$18,702	$24,030	$7,633
State	3,607	5,503	1819
Foreign	705	815	272

	23,014	30,348	9,724
Deferred:
Federal	(1,550)	(1,486)	(1,246)
State	(333)	(320)	(268)
Foreign	(381)	—	—

	(2,264)	(1,806)	(1,514)

Income Tax Expense	$20,750	$28,542	$8,210

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE I—INCOME TAXES—Continued

Deferred tax assets (liabilities) consisted of the following at December 31:

	2008	2007
Deferred Tax Assets
Current:
Stock option compensation	$828	$1,091
Allowance for bad debt	1,476	1,759
Accrued vacation	2,425	1,636
Other	1,537	1,057

Total current deferred tax asset	6,266	5,543

Non-current:
Foreign net operating loss carryforward (NOL)	115	777
Stock option compensation	1,735	991
Depreciation	—	1,138
Deferred rent	1,028	702
Other	414	619

Total non-current deferred tax assets	3,292	4,227

Total Deferred Tax Assets	9,558	9,770
Valuation allowance	(115)	(777)

Total Deferred Tax Assets Net of Valuation Allowance	9,443	8,993

Deferred Tax Liabilities
Current:
Retention	(236)	(427)
Section 481(a) adjustment	(1,844)	(1,214)

Total current deferred liability	(2,080)	(1,641)
Non-current:
Depreciation	(70)	—
Amortization	(10,306)	(10,807)
Section 481(a) adjustment	(3,252)	(984)
Other	(398)	(768)

Total non-current deferred tax liabilities	(14,026)	(12,559)

Total Net Deferred Tax Liabilities	(16,106)	(14,200)

Total Deferred Tax Liability	$(6,663)	$(5,207)

The need to establish valuation allowances for these deferred assets is based on a more-likely-than-not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration is given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives. It has been determined that it is more likely than not that the deferred asset of the Company’s Russian operations will not be realized. Therefore, the Company has recorded a full valuation allowance against the deferred asset. During 2008, the Company determined it was more likely than not that the deferred tax assets of the Company’s Canadian operations would be realized. Therefore, the Company released the valuation allowance against these deferred assets.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE I—INCOME TAXES—Continued

On January 1, 2007, the Company adopted the provisions of FASB Interpretation No. (“FIN”) 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). As a result of the implementation, the Company identified $0.8 million of unrecognized tax benefits, plus $0.1 million in accrued penalty and interest, and in accordance with the transition provisions of FIN 48, recorded a decrease to its beginning balance of retained earnings of $0.9 million in 2007.

The total amount of unrecognized tax benefits as of December 31, 2008 and December 31, 2007 was $1.2 million and $2.2 million, respectively. Included in the balances at December 31, 2008 and December 31, 2007 were $1.0 million and $0.9 million, respectively, of tax positions that, if recognized, would impact the effective tax rate. The remaining unrecognized tax benefit related to December 31, 2008 and December 31, 2007 of $0.2 million and $1.3 million, respectively, would not affect the effective tax rate if recognized, but would be a decrease to goodwill related to the acquired companies.

The company does not anticipate a significant increase or decrease to the total unrecognized tax benefit during 2009. Our 2005 through 2008 tax years remain subject to examination by the IRS for U.S. federal tax purposes.

The unrecognized tax benefit reconciliation from the beginning balance to the ending balance, excluding penalty and interest, is as follows:

Unrecognized tax benefits at January 1, 2007	804
Increase attributable to tax positions taken during a prior period	126
Increase attributable to acquisitions	1,293

Unrecognized tax benefits at December 31, 2007	2,223
Increase attributable to tax positions taken during a prior period	74
Decrease attributable to tax positions taken during a prior period	(160)
Increase attributable to tax positions taken during the current period	170
Decrease attributable to settlements with taxing authorities	(908)
Decrease attributable to lapse of statute of limitations	(159)

Unrecognized tax benefits at December 31, 2008	1,240

During 2008 we filed Federal and state tax returns for prior years related to one of our 2007 acquisitions which reduced our unrecognized tax benefits by $0.9 million of which we paid net tax of $0.3 million.

We continue our policy of not recognizing accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company had approximately $0.8 million of accrued penalty and interest at December 31, 2007. During 2008 this amount was reduced by $0.5 million. Approximately $0.1 million was adjusted through the penalty and interest expense and approximately $0.4 million related to acquisitions was adjusted through goodwill. The Company had approximately $0.3 million of accrued penalty and interest at December 31, 2008.

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Approximate differences between the statutory rate and the Company’s provision are as follows:

	2008	2007	2006
Taxes at statutory rate	35.00%	35.00%	35.00%
State taxes, net of federal benefit	4.60%	4.60%	4.60%
Foreign tax rate differential and U.S. tax unrepatriated earnings	1.00%	0.80%	0.90%
Other permanent differences	1.40%	1.30%	1.40%
Change in valuation allowance	(0.60)%	0.10%	0.30%
Prior year tax adjustments and FIN 48	0.79%	0.90%	0.90%
Tax credits	(0.25)%	(1.40)%	(2.20)%

	41.94%	41.30%	40.90%

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE J—ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

On June 25, 1999, the Company adopted the ICF Consulting Group, Inc., Management Stock Option Plan (the 1999 Plan). The Plan provides for the granting of straight and incentive awards to employees of the Company to purchase shares of the Company’s common stock. A total of 1,334,027 shares of common stock were originally reserved for issuance under the 1999 Plan. In May 2002, the Company amended the 1999 Plan to reserve an additional 238,313 shares for issuance. The exercise price for straight awards granted under the 1999 Plan were not permitted to be less than $5.00 per share. The option price for incentive awards granted under the 1999 Plan was determined by the Compensation Committee of the Board of Directors based upon the fair value of the Company’s common stock on the date of grant. Awards are no longer being made under the 1999 Plan, and the 1999 Plan will expire in June 2009. A total of 5,658 shares remain ungranted under the Plan.

Effective with the Company’s initial public offering of stock in September 2006, a new long-term equity incentive plan (the 2006 Plan) was adopted. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other incentive awards, including restricted stock units. Under the 2006 Plan, the Company may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of the Company’s fiscal years beginning in 2007, equal to the lesser of 3% of the number of outstanding shares of common stock, or an amount determined by the Board of Directors. Under this “evergreen provision,” 416,241 additional shares were made available under the plan on January 1, 2007, and thereafter registered. On March 10, 2008, 217,973 additional shares were available under the plan, and thereafter registered. Persons eligible to participate in the 2006 Plan include all officers and key employees of the Company, as determined by the Compensation Committee of the Board of Directors, and all non-employee directors.

Total compensation expense relating to stock-based compensation amounted to approximately $6.5 million, $3.7 million, and $1.1 million for the years ended December 31, 2008, 2007, and 2006, respectively.

As of December 31, 2008, the total unrecognized compensation expense related to non-vested stock awards totaled approximately $10.2 million. These amounts are expected to be recognized over a weighted-average period of 1.22 years.

The assumptions of post-vesting employment termination forfeiture rates used in the determination of fair value of stock awards issued during calendar year 2008 were based on the Company’s historical eight-year average. The expected annualized forfeiture rates used varied from two to four percent, and the Company does not expect these termination rates to vary significantly in the future.

Stock Options

Option awards are granted with an exercise price equal to the fair value of the Company’s common stock on the date of grant. All options outstanding as of December 31, 2008 have a 10-year contractual term. The Company expenses the value of these option grants over the vesting period. The Company recorded approximately $0.5 million of compensation expense related to stock options for the year ended December 31, 2008. The fair value of the options is estimated on the date of grant using the Black-Scholes-Merton pricing model. No options were granted during the year ended December 31, 2008.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE J—ACCOUNTING FOR STOCK-BASED COMPENSATION—Continued

The following table summarizes changes in outstanding stock options:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2005	1,519,239	$5.86
Granted in 2006	78,780	$9.05
Exercised	(79,600)	$6.04
Forfeited/Expired	(31,337)	$6.32

Outstanding at December 31, 2006	1,487,082	$6.01
Granted in 2007	210,000	$18.31
Exercised	(652,521)	$6.01
Forfeited/Expired	(1,000)	$9.05

Outstanding at December 31, 2007	1,043,561	$8.48

Exercised	(383,729)	$5.54
Forfeited/Expired	(1,000)	$5.00

Outstanding at December 31, 2008	658,832	$10.19

Vested plus expected to vest at December 31, 2008	656,596	$10.17

Exercisable at December 31, 2008	518,833	$8.00

The aggregate intrinsic value of the shares outstanding in the preceding table was approximately $9.5 million and represents the total pre-tax intrinsic value of in-the-money options based on the Company’s stock price of $24.57 as of December 31, 2008, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercisable was approximately $8.6 million. The intrinsic value of options vested and expected to vest was approximately $9.5 million, and the intrinsic value of options exercised during the year ended December 31, 2008 was approximately $5.7 million. As of December 31, 2008, the weighted-average remaining contractual term for options vested and expected to vest was 5.24 years, and 4.44 years for exercisable options.

Information regarding stock options outstanding as of December 31, 2008 is summarized below:

Range of Exercise Prices	Number Outstanding As of 12/31/08	Weighted Average Remaining Contractual	Weighted Average Exercise Price	Number Exercisable As of 12/31/08	Weighted Average Exercise Price
$5.00	96,153	1.62	$5.00	96,153	$5.00
$6.00	24,500	2.00	$6.00	24,500	$6.00
$6.10	187,094	3.51	$6.10	187,094	$6.10
$7.34	103,585	5.75	$7.35	103,585	$7.34
$9.05	37,500	7.21	$9.05	37,500	$9.05
$18.31	210,000	8.22	$18.31	70,001	$18.31

$5.00-$18.31	658,832	5.24	$10.19	518,833	$8.00

Restricted Stock Awards

Pursuant to the 2006 Plan, the Company issued 22,967 shares of restricted stock to the directors in the year ended December 31, 2008. The average grant date fair value of these restricted stock awards was $19.85.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE J—ACCOUNTING FOR STOCK-BASED COMPENSATION—Continued

Compensation expense computed for the year ended December 31, 2008 was approximately $0.8 million. Unrecognized expense related to restricted stock awards totaled approximately $0.6 million. Such amounts are expected to be recognized over a weighted-average period of 0.9 years.

Restricted Stock Units

During the year ended December 31, 2008, the Company awarded 47,257 restricted stock units to employees that vest over three years. Upon vesting, the employee is issued one share of stock for each restricted stock unit he or she holds. Restricted stock units were valued based on the grant date value of a share of common stock and are expensed on a straight-line basis over the vesting period of the award. The weighted-average grant date fair value of restricted stock units granted during the year ended December 31, 2008 was $21.10.

Compensation expense computed under the fair value method for the year ended December 31, 2008 was approximately $5.1 million.

At December 31, 2008, unrecognized expense related to restricted stock units totaled approximately $8.9 million. These costs are expected to be recognized over a weighted-average period of 1.1 years. The aggregate intrinsic value of restricted stock units at December 31, 2008 that are expected to vest was approximately $14.9 million.

A summary of the status of the Company’s non-vested restricted stock units for the year ended December 31, 2008 are presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested restricted stock units at January 1, 2008	889,165	$19.02	$21,847
Granted	47,257	$21.10	$1,161
Vested	(267,835)	$18.97	$(6,581)
Cancelled	(44,916)	$19.49	$(1,104)

Non-vested restricted stock units at December 31, 2008	623,671	$19.16	$15,324
Restricted stock units expected to vest in the future	607,194	$19.16	$14,919

The aggregate intrinsic value in the preceding table is based on the Company’s stock price of $24.57 as of December 31, 2008.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE K—EARNINGS PER SHARE

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing reported net income by the weighted-average number of shares and warrants outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and restricted stock units. The effect of 214,147 options and restricted stock units had no impact upon the year ended December 31, 2008 because they were anti-dilutive to EPS. The dilutive effect of stock options and awards for each period reported is summarized below:

	2008	2007	2006
	(in thousands)
Basic weighted-average shares outstanding	14,641	14,152	10,321
Effect of potential exercise of stock options, restricted stock and restricted stock units	629	744	475

Diluted weighted-average shares outstanding	15,270	14,896	10,796

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

Operating Leases

The Company has entered into various operating leases for equipment and office space. Certain facility leases may contain fixed escalation clauses, certain facility leases require that the Company pay operating expenses in addition to base rental amounts, and three leases require the Company to maintain letters-of-credit. Rent expense is recognized on a straight-line basis over the lease term. Rent expense and sub-lease income for operating leases was approximately $21.2 million and $0.4 million, respectively, for 2008, approximately $15.6 million and $0.3 million, respectively, for 2007, and approximately $12.9 million and $0.4 million, respectively, for 2006.

Future minimum rental payments under all non-cancelable operating leases are as follows:

Year ending December 31,
2009	$19,090
2010	17,272
2011	14,505
2012	11,312
2013	2,701
Thereafter	9,229

$74,109
Less: Sublease Income	(1,251)

$72,858

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE L—COMMITMENTS AND CONTINGENCIES—Continued

Long-term employment agreements

The Company entered into an amended and restated employment agreement with the Chief Executive Officer (CEO) as of the effective date of the initial public offering. The Company or the CEO may terminate this agreement by giving 45 days notice to the other. Absent a change in control, if he is involuntarily terminated without cause or resigns for good reason, he will be paid all accrued salary, a severance payment equal to twenty-four months of his base salary and a pro rata bonus for the year of termination. Additionally, the vesting of his 33,333 unvested options, and his 40,000 unvested restricted stock grants held as of December 31, 2007, will be accelerated in connection with such a termination. From time-to-time, the Company enters into other agreements with employees that may include acceleration of payments upon a change of control.

NOTE M—ABANDONMENT OF SPACE

On April 14, 2006, the Company decided to abandon, effective June 30, 2006, its San Francisco, California leased facility and relocate its staff to other space. The San Francisco lease obligation expires in July 2010 and covers 12,000 square feet, at an annual rate of $79 per square foot plus operating expenses. Management believed, based upon consultation with its leasing consultants, that the current market for similar space was substantially below this cost. The Company recognized an approximately $3.3 million pre-tax charge during 2006, which was included in indirect and selling expenses, primarily for rent expense and the disposal of leasehold improvements, associated with the abandonment of the San Francisco facility.

In addition, on April 14, 2006, the Company decided to abandon a portion of its Lexington, Massachusetts leased facility that it had been unable to sublease. The lease for the abandoned space expires in June 2012 and the abandoned space covers approximately 6,000 square feet. The Company recognized an approximately $0.8 million pre-tax charge during 2006, which was included in indirect and selling expenses, primarily for rent expense associated with the abandonment of this Lexington, Massachusetts facility.

During the second quarter of 2006, the Company recorded an approximately $4.3 million pre-tax charge for the abandonment of leased facilities in San Francisco, California and Lexington, Massachusetts, as further described below. In the second half of 2006, the Company recorded a reduction to expense of approximately $0.2 million due to a change in the estimate of anticipated sublease income.

The following table summarizes information regarding the liabilities associated with the above lease abandonments, of which approximately $0.8 million was included in accrued expenses with the remainder included in other long-term liabilities on the Company’s consolidated balance sheet for the year ended December 31, 2008:

Beginning balance	$1,935
Costs incurred and charged to indirect and selling expenses	248
Costs settled	(876)

Ending Balance	$1,307

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE N—EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the Retirement Savings Plan). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code.

Effective January 1, 2005, participants in the Retirement Savings Plan were able to elect to defer up to 70 percent of their compensation subject to statutory limitations, and were entitled to receive 100 percent employer matching contributions for the first 3 percent and 50 percent for the next 2 percent of the participant’s compensation. Contribution expense related to the Plans for the years ended December 31, 2008, 2007, and 2006, was approximately $6.0 million, $4.4 million, and $3.2 million, respectively.

Deferred Compensation Plan

Certain key employees of the Company are eligible to defer a specified percentage of their cash compensation by having it contributed to a nonqualified deferred compensation plan. Eligible employees may elect to defer up to 80% of their base salary and up to 100% of performance bonuses, reduced by any amounts withheld for the payment of taxes or other deductions required by law. Participants are at all times 100% vested in their account balances. The Company funds its deferred compensation liabilities by making cash contributions to a Rabbi Trust at the time the salary or bonus being deferred would otherwise be payable to the employee. Gains or losses on amounts held by the Rabbi Trust are fully allocable to plan participants. As a result, the plan has no net impact on the Company’s results of operations and the liability to plan participants is fully funded at all times.

NOTE O—RELATED-PARTY TRANSACTIONS

Starting in 1999, the Company entered into a seven-year management services agreement with the controlling member of the Company. The agreement called for a fixed consulting fee of $0.1 million per annum, as well as a variable fee based upon the Company’s annual earnings, adjusted as defined in the agreement. During 2006, management fees related to this agreement were approximately $0.5 million, and were included in operating expenses in the accompanying consolidated financial statements. Upon the Company’s IPO, this management services agreement was terminated, therefore, no management fees were paid during 2007 or 2008.

NOTE P—SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	2008	2007	2006
Balance at beginning of period	$3,533	$1,347	$1,984
Additions	422	2,461	79
Recoveries/write-offs	(577)	(275)	(716)

Balance at end of period	$3,378	$3,533	$1,347

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE P—SUPPLEMENTAL INFORMATION—Continued

Allowance for Deferred Tax Assets

	2008	2007	2006
Balance at beginning of period	$777	$739	636
Additions	0	36	103
Releases and other reductions	(662)	—	—

Balance at end of period	$115	$777	$739

NOTE Q—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2008				2007
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Contract revenue	$175,148	$184,063	$176,281	$161,934	$151,713	$190,171	$198,813	$186,423
Earnings from operations	14,721	14,295	12,661	11,297	14,660	18,623	19,827	17,412
Net earnings	$7,815	$7,898	$6,868	$6,142	$8,682	$11,160	$11,094	$9,620

Earnings per share:
Basic	0.54	$0.54	$0.47	$0.41	$0.63	$0.79	$0.78	$0.67
Diluted	0.51	0.52	0.45	0.40	0.60	0.75	0.74	0.64
Weighted-average common shares outstanding
Basic	14,482	14,586	14,631	14,891	13,753	14,123	14,299	14,423
Diluted	15,179	15,179	15,283	15,452	14,415	14,848	14,999	15,139

Note:	Amounts do not sum to annual numbers in all cases due to rounding.

Net earnings in the fourth quarter of 2007 were negatively impacted by non-cash compensation expense of $1.5 million for the grant of share-based awards and $0.7 million in expense to write off the costs related to an unsuccessful acquisition.