Form 10-Q
period 2009-03-31
ICF International, Inc.
filed 2009-05-08
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of May 1, 2009, there were 15,261,582 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS AT

MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008

(in thousands)

Assets

	March 31, 2009	December 31, 2008
	(Unaudited)
Current Assets:
Cash and cash equivalents	$2,049	$1,536
Contract receivables, net	184,337	150,778
Prepaid expenses and other	5,270	4,507
Income tax receivable	—	3,530
Restricted cash	2,180	2,180
Deferred income taxes	8,134	4,186

Total current assets	201,970	166,717

Total property and equipment, net	23,457	13,373
Other assets:
Goodwill	299,650	198,724
Other intangible assets, net	42,101	16,844
Restricted cash	1,534	2,078
Other assets	4,257	3,281

Total assets	$572,969	$401,017

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	March 31, 2009	December 31, 2008
	(Unaudited)
Current Liabilities:
Accounts payable	$34,937	$27,740
Accrued expenses	30,970	35,295
Accrued salaries and benefits	33,344	27,405
Income taxes payable	1,642	—
Deferred revenue	14,671	12,352

Total current liabilities	115,564	102,792

Long-term liabilities:
Long-term debt	226,008	80,000
Deferred rent	2,055	2,361
Deferred income taxes	12,571	10,849
Other	5,532	2,098

Total Liabilities	361,730	198,100
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 15,189,741 and 15,188,320 issued; and 15,179,094 and 15,106,522 outstanding as of March 31, 2009, and December 31, 2008, respectively	15	15
Additional paid-in capital	121,911	120,550
Treasury stock, at cost	(143)	(1,474)
Accumulated other comprehensive income	(524)	(272)
Stockholder notes receivable	(12)	(12)
Retained earnings	89,992	84,110

Total stockholders’ equity	211,239	202,917

Total liabilities and stockholders’ equity	$572,969	$401,017

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended March 31,
	2009	2008
Gross Revenue	$157,862	$175,148
Direct Costs	99,237	120,407
Operating costs and expenses:
Indirect and selling expenses	45,289	37,237
Depreciation and amortization	1,559	1,008
Amortization of intangible assets	1,747	1,775

Total operating costs and expenses	48,595	40,020

Operating Income	10,030	14,721
Interest expense	(735)	(1,210)
Other income	166	(50)

Income before taxes	9,461	13,461
Provision for income taxes	3,579	5,646

Net income	$5,882	$7,815

Earnings per Share:
Basic	$0.39	$0.54

Diluted	$0.38	$0.51

Weighted-average Shares:
Basic	15,079	14,482

Diluted	15,572	15,179

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2009	2008

Cash flows from operating activities
Net income	$5,882	$7,815
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,306	2,783
Non-cash compensation	1,714	1,670
Loss on disposal of fixed assets	1	102
Deferred income taxes	(2,226)	(3,244)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	3,026	46,733
Prepaid expenses and other	(349)	723
Accounts payable	3,925	(36,801)
Accrued expenses	(8,224)	(6,658)
Accrued salaries and benefits	(2,381)	(11,860)
Deferred revenue	(255)	(2,488)
Income tax payable	5,172	7,750
Deferred rent	(29)	(22)
Other liabilities	(66)	(413)

Net cash provided by operating activities	9,496	6,090

Cash flows from investing activities
Capital expenditures	(702)	(1,236)
Capitalized software development costs	(118)	(63)
Payments for business acquisitions, net of cash acquired	(154,856)	(50,652)

Net cash used in investing activities	(155,676)	(51,951)

Cash flows from financing activities
Advances from working capital facilities	172,418	101,121
Payments on working capital facilities	(26,410)	(55,297)
Restricted cash	544	23
Debt issue costs	(585)	(1,211)
Proceeds from exercise of options	448	455
Tax benefits of stock option exercises	609	607
Net payments proceeds for stockholder issuances and buybacks	(79)	17

Net cash provided by financing activities	146,945	45,715
Effect of Exchange Rate on Cash	(252)	(20)

Net increase (decrease) in cash and cash equivalents	513	(166)
Cash and cash equivalents, beginning of period	1,536	2,733

Cash and cash equivalents, end of period	$2,049	$2,567

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$703	$924

Income taxes	$183	$617

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share data)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the Company’s results for the three-month periods ended March 31, 2009, and March 31, 2008. Operating results for the three-month period ended March 31, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009.

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

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with over 50 domestic regional offices and international offices in London, Moscow, New Delhi, Rio de Janeiro, Toronto, and Beijing.

Note 2. Acquisitions

Macro International Inc. Effective March 31, 2009, the Company acquired 100 percent of the outstanding common shares of Macro International Inc. (“Macro”). Macro provides research and evaluation, management consulting, marketing communications, and information services to key agencies of the federal government. The company is recognized for its expertise in research, evaluation, consulting and implementation services, particularly in federal health programs, covering a wide range of health issues in the U.S. and internationally. In addition to its health-related expertise, Macro has strong credentials in housing, labor, and veterans affairs issues. The Company undertook the acquisition to expand its health-related and large project implementation capabilities across key federal markets, to add service offerings and clients in one of its largest markets, and to provide significant growth potential and cross-selling opportunities.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). The aggregate purchase price was approximately $155.0 million in cash, which was funded by our revolving credit facility. The stock purchase agreement contains a working capital adjustment provision that will affect the final purchase price. The effect of the working capital adjustment is not expected to be material at this time. The Company has engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets, but this allocation has not yet been finalized. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $127.9 million. The Company has preliminarily allocated approximately $100.9 million to goodwill and $27.0 million to other intangible assets. The intangible assets consist of approximately $27.0 million of customer-related intangibles that are being amortized over seven years. Macro was purchased under the election provisions of Internal Revenue Code 338(h)(10), and therefore, goodwill and the amortization of intangibles are deductible for tax purposes. The results of operations for Macro will be included in the Company’s statement of earnings after March 31, 2009. The effect of the acquisition is reflected in the Company’s March 31, 2009 balance sheet and related notes. Due to the recent closing of the acquisition, the Macro financial information necessary for the pro forma presentation is in the process of being compiled.

The Company incurred approximately $1.0 million of transaction expenses related to the acquisition. The expenses are recorded on the statement of earnings as indirect and selling expenses. In addition, the Company incurred $0.6 million in debt issuance costs related to the acquisition. The debt issuance costs were recorded as other assets and will be amortized over the remaining life of the credit agreement.

The fair values as reported below represent management’s estimates of the fair values as of the acquisition date and are based on our initial analysis of supporting information. Due to the timing of the acquisition, management is still in the process of analyzing the fair value of the acquired intangibles. The final results of our analysis may differ from our preliminary purchase price allocation.

The preliminary purchase price allocation is as follows:

Cash	$136
Contract receivables	36,585
Other current assets	633
Customer-related intangibles	27,004
Goodwill	100,926
Other Assets	134
Property and equipment	5,274

Total assets	170,692

Accounts payable	3,270
Accrued salaries and benefits	8,320
Accrued expenses	1,536
Billings in excess of costs	2,574

Total liabilities	15,700

Net assets	$154,992

Note 3. Contract Receivables

Contract receivables consisted of the following:

	March 31, 2009	December 31, 2008
Billed	$151,784	$110,505
Unbilled	35,794	43,651
Allowance for doubtful accounts	(3,241)	(3,378)

Contract receivables, net	$184,337	$150,778

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

Note 5. Debt

As of March 31, 2009, the Company had $226.0 million in debt outstanding. During the three months ended March 31, 2009, the Company increased its net borrowings by $146.0 million on its revolving credit facility. The Company used these funds for the acquisition of Macro and for working capital purposes. The Company entered into the Second Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on February 20, 2008, with a syndication of nine commercial banks to allow for borrowings up to $350.0 million for a period of five years (until February 20, 2013) under a revolving line of credit. This Credit Facility is collateralized by substantially all the assets of the Company, and requires that the Company remain in compliance with certain financial ratios, as well as other restrictive covenants. As of March 31, 2009, the Company was in compliance with all these covenants. On March 31, 2009, the Company amended this Credit Facility to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins the Company pays to borrow funds under this Credit Facility. The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. These interest rates ranged from 1.35% to 2.77% during the quarter. The unused Credit Facility as of March 31, 2009, was $48.0 million.

Note 6. Accounting for Stock-Based Compensation

Stock Incentive Plans

On June 25, 1999, the Company adopted the ICF Consulting Group, Inc. Management Stock Option Plan (the “1999 Plan”). The 1999 Plan provides for the granting of straight and incentive awards to employees of the Company to purchase shares of the Company’s common stock. A total of 1,334,027 shares of common stock were originally reserved for issuance under the 1999 Plan. In May 2002, the Company amended the 1999 Plan to reserve an additional 238,313 shares for issuance. The exercise price for straight awards granted under the 1999 Plan may not be less than $5.00 per share. The option price for incentive awards granted under the 1999 Plan was determined by the Compensation Committee of the Board of Directors based upon the fair market value of the Company’s common stock on the date of grant. Awards are no longer being made under the 1999 Plan, and the 1999 Plan will expire in June 2009. A total of 23,692 share equivalents remain available under the 1999 Plan.

Effective with the Company’s initial public offering of stock in September 2006, a long-term equity incentive plan (the “2006 Plan”) was adopted. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other incentive awards, including restricted stock units and cash incentives. Under the 2006 Plan, the Company may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of the Company’s fiscal years, beginning in 2007, equal to three percent (3%) of the number of outstanding shares of common stock outstanding as of January 1 or a lesser amount as determined by the Board of Directors (the “evergreen provision”). Under this evergreen provision, the Board of Directors authorized increases of (a) 453,195 shares as of March 10, 2009, which was 3% of the number of shares outstanding as of December 31, 2008, (b) 217,973 shares as of March 10, 2008, which was one and one-half percent (1.5%) of its shares of common stock outstanding as of December 31, 2007, and (c) 416,241 shares as of January 1, 2007, which was three percent (3%) of the number of shares outstanding as of that date. Individuals eligible to participate in the 2006 Plan include all officers and key employees of the Company, as determined by the Compensation Committee of the Board of Directors, and all non-employee directors.

Stock-Based Compensation

The Company recognized stock-based compensation expense of $1.7 million for both the three months ended March 31, 2009, and three months ended March 31, 2008, which is included in indirect and selling expenses.

As of March 31, 2009, and March 31, 2008, there was $8.5 million and $14.8 million, respectively, of total unrecognized compensation expense related to unvested stock-based compensation agreements. Unrecognized compensation expense is recognized over a three- to five-year period on a straight-line basis. The excess tax benefits totaled approximately $0.6 million for both the three months ended March 31, 2009, and March 31, 2008.

Stock Options

All stock options granted through 2006 were granted under the 1999 Plan. All stock options granted in 2007 and 2008 were under the 2006 Plan. No stock options were granted during the three months ended March 31, 2009. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2009, was $7.0 million. The aggregate intrinsic value of options outstanding but unvested at March 31, 2009, was $0.3 million.

Compensation expense related to options under the fair value method was $0.1 million for both the three months ended March 31, 2009, and March 31, 2008. Unrecognized expense related to options was $0.5 million and $1.0 million for the three months ended March 31, 2009, and the three months ended March 31, 2008, respectively.

The following table depicts stock option activity for the three months ended March 31, 2009:

	Options Outstanding
	Shares	Weighted-Average Exercise Price
As of December 31, 2008	658,832	$10.19
Options forfeited or cancelled	(1,000)	5.00
Options exercised	(66,808)	6.71

As of March 31, 2009	591,024	$10.59

Information regarding stock options outstanding as of March 31, 2009, is summarized below:

Range of Exercise Prices		OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
		Number Outstanding As of 03/31/09	Weighted Average Remaining Contractual Time	Weighted Average Exercise Price	Number Exercisable As of 03/31/09	Weighted Average Exercise Price
			(in years)
$5.00	$5.00	83,120	1.35	$5.00	83,120	$5.00
$6.00	$6.00	24,500	1.76	$6.00	24,500	$6.00
$6.10	$6.10	167,004	3.27	$6.10	167,004	$6.10
$7.34	$7.34	75,500	5.66	$7.34	75,500	$7.34
$9.05	$9.05	30,900	6.98	$9.05	30,900	$9.05
$18.31	$18.31	210,000	7.98	$18.31	140,001	$18.31

$5.00	$18.31	591,024	5.11	$10.59	521,025	$9.56

Restricted Stock Awards

Compensation expense computed under the fair value method was $0.2 million for both the three months ended March 31, 2009, and March 31, 2008. Unrecognized compensation expense related to restricted stock awards was approximately $0.4 million and $0.8 million for the three months ended March 31, 2009, and March 31, 2008, respectively.

Restricted Stock Units

Pursuant to the 2006 Plan, the Company awarded 2,443 restricted stock units (“RSUs”) to employees during the three months ended March 31, 2009. The RSUs vest over three and four years and are being expensed on a straight-line basis. When an RSU vests, one share of stock is issued to the employee for each RSU he or she holds. The RSUs were valued based on the grant date value of a share of the Company’s common stock. The weighted-average grant date fair value of the RSUs was $22.53 per share.

Compensation expense related to RSUs computed under the fair value method was $1.4 million for both the three months ended March 31, 2009, and March 31, 2008. Unrecognized expense related to RSUs was $7.6 million and $12.9 million for the three months ended March 31, 2009, and March 31, 2008, respectively.

The activity related to RSUs during the three months ended March 31, 2009, was as follows:

Shares
Outstanding December 31, 2008	623,671
Granted	2,443
Vested	(13,591)
Forfeited	(8,732)

Outstanding March 31, 2009	603,791

Note 7. Income Taxes

For the three months ended March 31, 2009, the Company increased the $1.2 million of unrecognized tax benefits at December 31, 2008, by $0.1 million related to additional foreign tax exposure and decreased our unrecognized tax benefits by $0.3 million for the release of the valuation allowance on our unrecognized foreign tax credits. The gross unrecognized tax benefits at March 31, 2009, were $1.3 million, with an offsetting tax benefit for unrecognized foreign tax credits of $0.3 million; $1.0 million of the net unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2005 through 2007 tax years remain subject to examination by the Internal Revenue Service and the 2004 through 2007 tax years generally remain subject to examination by state authorities. The Company does not anticipate a significant increase or decrease to total unrecognized tax benefits during the next 12 months.

The Company reports interest and penalties related to unrecognized tax benefits in net income before tax. For the three months ended March 31, 2009, the Company recognized approximately $0.1 million of penalty and interest.

Effective for earnings generated in 2009, we have made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of our controlled foreign subsidiaries because we consider these earnings to be permanently invested.

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

	Three Months Ended March 31,
	2009	2008
Net Income	$5,882	$7,815

Weighted-average number of basic shares outstanding during the period	15,079	14,482
Dilutive effect of stock options, restricted stock and RSUs	493	697

Weighted-average number of diluted shares outstanding during the period	15,572	15,179

Basic earnings per share	$0.39	$0.54

Diluted earnings per share	$0.38	$0.51

Note 9. Recent Pronouncements

In December 2007, the FASB issued SFAS Statement No. 141(R), which amends SFAS No. 141, Business Combinations (“SFAS No. 141”) and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. The Company adopted SFAS No. 141(R) as of January 1, 2009. Due to the expensing of approximately $1.0 million in transition costs related to the Macro acquisition, the adoption of SFAS No. 141(R) had a material impact on the Company’s first quarter results of operations. To the extent the Company continues to make acquisitions, SFAS No. 141(R) could impact its future financial statements and related disclosures.

In December 2007, the FASB issued SFAS Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to identify and distinguish clearly between the interests of the parent and the interests of the noncontrolling owners. It was effective for the Company beginning January 1, 2009, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company has no material existing minority interests; therefore, the adoption of SFAS No. 160 has not had a material effect on its financial statements and related disclosures, and the Company does not expect that it will have a material effect in the future.

In May 2008, the FASB issued SFAS Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies a hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 became effective November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on the Company’s consolidated financial statements. FASB issued a proposed statement to replace SFAS No. 162. Codification becomes effective July 1, 2009. The codification will be the single source of authoritative U.S. GAAP applicable for all nongovernmental entities, except for guidance issued by the SEC.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to:

•	changes in the spending priorities of our clients;

•	failure by Congress or other governmental bodies to approve budgets in a timely fashion;

•	our dependence on contracts with state and federal government agencies and departments for the majority of our revenue;

•	performance by us and our subcontractors under a major contract with the State of Louisiana, Office of Community Development (“The Road Home contract”);

•	acceleration of performance and revenues under, and significant audit risks associated with, The Road Home contract;

•	uncertainty as to what extent we will be able to replace the revenue generated by The Road Home contract as activity under that contract decreases and ceases;

•	results of government audits and investigations;

•	an economic downturn in the air transportation or energy sectors;

•	failure to receive the full amount of our backlog;

•	loss of members of management or other key employees;

•	difficulties implementing our acquisition strategy; and

•	difficulties expanding our service offerings and client base.

Additional factors that may affect our results are discussed in our Annual Report on Form 10-K for the year ended December 31, 2008, in Part I, Item 1A, entitled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

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

Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including HHS, DoD, EPA, DHS, DOT, DOJ, HUD, and DOE. U.S. Federal government clients generated approximately 43% of our revenue for the three months ended March 31, 2009, and approximately 36% of our revenue in the full year 2008. Our largest state and local government client is the state of Louisiana. State and local government clients generated approximately 39% of our revenue for the three months ended March 31, 2009, and approximately 47% of our revenue in the full year 2008. The Road Home contract with the State of Louisiana accounted for approximately 29% of our revenue for the three months ended March 31, 2009, and approximately 38% of our revenue in the full year 2008. We also serve commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms. Our commercial and international clients, including government clients outside the United States, generated approximately 18% of our revenue for the three months ended March 31, 2009, and 17% of our revenue in the full year 2008. We have successfully worked with many of our clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

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

We have more than 3,500 employees, including many who are recognized thought leaders in their respective fields. We serve clients globally from our headquarters in the metropolitan Washington, D.C. area, our domestic regional offices throughout the U.S, and our international offices in London, Moscow, New Delhi, Rio de Janeiro, Toronto, and Beijing.

OUTLOOK

In June 2006, our subsidiary, ICF Emergency Management Services, LLC, was awarded The Road Home contract. As discussed below, The Road Home contract has had a significant impact on our results of operations beginning in the third quarter of 2006, accounting for approximately 38% of our revenue for all of 2008 and approximately 29% of our revenue for the three months ended March 31, 2009. Although The Road Home contract has a three-year term, the program was accelerated so that proportionally more of our work was performed by the end of 2008. The acceleration of the program has also increased the pace at which we have earned revenue and moved to earlier periods the need to win new business to replace revenue from the contract.

We do not expect to be able to replace the revenues derived from The Road Home contract solely with organic growth in our existing businesses or from different services, clients, practice areas, offices, geographic focus, or otherwise. As a result, our future results will depend in part on the success of our strategy to continue to make acquisitions and to integrate them successfully. We have completed several acquisitions since 2007, including our most recent acquisition, Macro, on March 31, 2009. We are continuing to evaluate other acquisition opportunities, and at any given point in time we may be evaluating several such opportunities. There is no assurance that we will be able to integrate past acquisitions successfully or that we will be able to complete or successfully integrate additional acquisitions.

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

Goodwill and the amortization of intangible assets

Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill, in accordance with SFAS No. 141. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead reviewed annually (or more frequently if impairment indicators arise) for impairment in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS No. 142”). SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-lived Assets (“SFAS No. 144”).

We have elected to perform the annual goodwill impairment review, as of September 30 of each year, during the fourth quarter. For purposes of performing this test, we have determined that we have only one reporting unit. We employed the methods of determining fair value of the reporting unit in accordance with SFAS No. 157, Fair Value Measurements. Based upon management’s most recent review, including analysis provided by a valuation specialist from an investment bank, we determined that no goodwill impairment charge was required for 2008. Historically, there have been no goodwill impairment charges recorded by the Company.

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

New accounting standards

In December 2007, the FASB issued SFAS Statement No. 141(R), which amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. We adopted SFAS No. 141(R) as of January 1, 2009. Due to the expensing of approximately $1.0 million in transition costs related to the Macro acquisition, the adoption of SFAS No. 141(R) had a material impact on our first quarter results of operations. To the extent we continue to make acquisitions, SFAS No. 141(R) could impact our future financial statements and related disclosures.

In December 2007, the FASB issued SFAS Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS No. 160”). SFAS No. 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires that once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to identify and distinguish clearly between the interests of the parent and the interests of the noncontrolling owners. It was effective for us beginning January 1, 2009, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We have no material existing minority interests; therefore, the adoption of SFAS No. 160 has not had a material effect on our financial statements and related disclosures, and we do not expect that it will have a material effect in the future.

In May 2008, the FASB issued SFAS Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”). SFAS No. 162 identifies a hierarchy for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. GAAP for nongovernmental entities. SFAS No. 162 became effective November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on our consolidated financial statements. The FASB issued a proposed statement to replace SFAS No. 162. Codification becomes effective July 1, 2009. The codification will be the single source of authoritative U.S. GAAP applicable for all nongovernmental entities, except for guidance issued by the SEC.

DIRECT COSTS

Direct costs consist primarily of costs incurred to provide services to clients, the most significant of which are subcontractors and employee salaries and wages, plus associated fringe benefits, relating to specific client engagements. Direct costs also include the costs of third-party materials, and any other related direct costs, such as travel expenses.

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

Indirect and selling expenses

Indirect and selling expenses include our management, facilities, and infrastructure costs for all employees, as well as salaries and wages, plus associated fringe benefits, not directly related to client engagements. Among the functions covered by these expenses are marketing, business and corporate development, bids and proposals, facilities, information technology and systems, contracts administration, accounting, treasury, human resources, legal, corporate governance, and executive and senior management. We include all our cash incentive compensation in this item, as well as all non-cash compensation (such as stock-based compensation), regardless of whether the recipients’ other compensation and benefit costs are included in direct costs or indirect and selling expenses.

Non-cash compensation

The Company recognized stock-based compensation expense of $1.7 million in both the three months ended March 31, 2009, and March 31, 2008, which is included in indirect and selling expenses.

As of March 31, 2009, there was $8.5 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements. Such unrecognized compensation expense will be recognized ratably over three to five years.

Depreciation and amortization

Depreciation and amortization include the depreciation of computers, furniture, and other equipment; the amortization of the costs of internal software; leasehold improvements; and the amortization of intangible assets arising from acquisitions.

INCOME TAX EXPENSE

Our effective tax rate of 37.8% for the three months ended March 31, 2009, was lower than the combined federal and state statutory tax rate primarily due to reductions for non-recurring release of valuation allowances which exceeded increases due to permanent tax differences related to expenses not deductible for tax purposes.

RESULTS OF OPERATIONS

Three Months ended March 31, 2009, compared to Three Months ended March 31, 2008

The following table sets forth certain items from our unaudited consolidated statements of operations and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,				Year-to-Year Change
					Three Months Ended March 31,
	2009	2008	2009	2008	2008 to 2009
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Revenue	$157,862	$175,148	100.0%	100.0%	$(17,286)	(9.9)%
Direct Costs	99,237	120,407	62.9%	68.7%	(21,170)	(17.6)%
Operating Expenses
Indirect and selling expenses	45,289	37,237	28.6%	21.3%	8,052	21.6%
Depreciation and amortization	1,559	1,008	1.0%	0.6%	551	54.7%
Amortization of intangible assets	1,747	1,775	1.1%	1.0%	(28)	(1.6)%

Total Operating Expenses	48,595	40,020	30.7%	22.9%	8,575	21.4%

Earnings from Operations	10,030	14,721	6.4%	8.4%	(4,691)	(31.9)%
Other (Expense) Income
Interest expense	(735)	(1,210)	(0.5)%	(0.7)%	475	(39.3)%
Other	166	(50)	0.1%	0.0%	216	(432.0)%

Income before Income Taxes	9,461	13,461	6.0%	7.7%	(4,000)	(29.7)%
Income Tax Expense	3,579	5,646	2.3%	3.2%	(2,067)	(36.6)%

Net Income	$5,882	$7,815	3.7%	4.5%	$(1,933)	(24.7)%

Revenue. Revenue for the three months ended March 31, 2009, was $157.9 million, compared to $175.1 million for the three months ended March 31, 2008, representing a decrease of $17.3 million or 9.9%. The decrease was primarily due to a reduction in revenue of $37.4 million associated with the declining activities of The Road Home contract. The decrease in revenue on The Road Home contract was partially offset by: (1) revenue associated with the acquisition of Jones & Stokes, whose results are included in operating results for the entire three months ended March 31, 2009, but only partially included in the operating results of the comparable period last year, and (2) growth in other contracts of $11.4 million.

Direct costs. Direct costs for the three months ended March 31, 2009, were $99.2 million, or 62.9% of revenue, compared to $120.4 million, or 68.7% of revenue, for the three months ended March 31, 2008. The decrease was primarily due to the declining activities associated with The Road Home contract. The decrease was partially offset by direct costs associated with the acquisition of Jones &

Stokes, whose results are included in operating results for the entire three months ended March 31, 2009, but only partially included in the operating results of the comparable period last year, and an increase in direct costs associated with growth in other contracts. The decrease in direct costs as a percentage of revenue was primarily attributable to the decreased work on The Road Home contract, which consisted of relatively more work performed by subcontractors, and increased revenue from Jones & Stokes and other contracts, which had a relatively lower direct-cost component.

Indirect and selling expenses. Indirect and selling expenses for the three months ended March 31, 2009, were $45.3 million, or 28.6% of revenue, compared to $37.2 million, or 21.3% of revenue for the three months ended March 31, 2008. The increase in indirect and selling expenses was due principally to (1) indirect costs associated with the operations of Jones & Stokes, whose results are included in the operating results for the entire three months ended March 31, 2009, but only partially included in the operating results of the comparable period last year, (2) increased compensation expense, and (3) approximately $1.0 million of transaction-related expenses associated with the acquisition of Macro. The increase in indirect costs as a percentage of revenue for the three months ended March 31, 2009, was primarily attributable to a change in contract mix. The decrease in the activity of the Road Home contract is being partially offset by growth through acquisition and organic growth, both of which have a higher percentage of indirect and selling expenses.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2009, was $1.6 million, or 1.0% of revenue, compared to $1.0 million, or 0.6% of revenue for the three months ended March 31, 2008. This 54.7% increase in depreciation and amortization resulted primarily from an increase in capital expenditures last year.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2009, was $1.7 million, or 1.1% of revenue, compared to $1.8 million, or 1.0% of revenue for the three months ended March 31, 2008.

Earnings from Operations. For the three months ended March 31, 2009, earnings from operations were $10.0 million, or 6.4% of revenue, compared to $14.7 million, or 8.4% of revenue for the three months ended March 31, 2008. Earnings from operations as a percentage of revenue decreased primarily due to the decrease in revenue associated with the declining activities of The Road Home contract, increased compensation expense, and approximately $1.0 million of transaction-related expenses associated with the acquisition of Macro.

Interest expense. For the three months ended March 31, 2009, interest expense was $0.7 million, compared to $1.2 million for the three months ended March 31, 2008. The decrease was due primarily to a lower effective interest rate in the three months ended March 31, 2009.

Income tax expense. Our effective income tax rate for the three months ended March 31, 2009, was 37.8% compared to 41.9% for the three months ended March 31, 2008. The effective rate for the three months ended March 31, 2008, was higher than the combined federal and state statutory rate due to permanent tax differences related to expenses not deductible for tax purposes. The lower effective rate for the three months ended March 31, 2009, is attributable to reductions for non-recurring release of valuation allowances which exceeded increases due to permanent tax differences related to expenses not deductible for tax purposes. Without these non-recurring items, our effective tax rate for the three months ended March 31, 2009, would have been 41.2%.

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

	Three Months Ended March 31,
	2009	2008
Energy and climate change	12%	10%
Environment and infrastructure	28%	19%
Health, human services and social programs	51%	62%
Homeland security and defense	9%	9%

Total	100%	100%

Our primary clients are the State of Louisiana and agencies and departments of the U.S. federal government. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended March 31,
	2009	2008
U.S. state and local government	39%	52%
U.S. federal government	43%	33%
Domestic commercial	14%	10%
International	4%	5%

Total	100%	100%

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

	Three Months Ended March 31,
	2009	2008
Time-and-materials	65%	66%
Cost-based	11%	10%
Fixed-price	24%	24%

Total	100%	100%

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

We include expected revenue in funded backlog when we have been authorized by the client to proceed under a contract up to the dollar amount specified by our client, and this amount will be owed to us under the contract after we provide the services pursuant to the authorization. If we do not provide services authorized by a client prior to the expiration of the authorization, we remove amounts corresponding to the expired authorization from backlog. We do include expected revenue under an engagement in funded backlog when we do not have a signed contract if we have received client authorization to begin or continue working and we expect to sign a contract for the engagement. In this case, the amount of funded backlog is limited to the amount authorized. Our funded backlog does not represent the full revenue potential of our contracts because many government clients, and sometimes other clients, authorize work under a particular contract on a yearly or more frequent basis, even though the contract may extend over several years. Most of the services we provide to commercial clients are provided under contracts with relatively short durations. As a consequence, our backlog attributable to these clients is typically reflected in funded backlog and not in unfunded backlog.

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

Our estimates of funded, unfunded and total backlog at the dates indicated were as follows:

	March 31,
	2009	2008
	(in millions)
Funded	$500.1	$528.3
Unfunded	$729.5	$316.7

Total	$1,229.6	$845.0

The backlog estimates at March 31, 2009, included an estimated total backlog of $429.7 million that we acquired with the Macro acquisition, of which approximately $111.2 million was funded backlog.

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

Credit Facility. On February 20, 2008, we signed the Credit Facility with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (until February 20, 2013). This revised Credit Facility provides for borrowings on a revolving line of credit up to $275.0 million without a borrowing base requirement, subject to our compliance with both financial and non-financial covenants. The revised Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments up to $75.0 million under the same terms and conditions as the existing revolving line of credit, subject to lenders’ approval. This Credit Facility also provides pre-approval of our lenders for us to acquire other companies with individual purchase prices of up to $75.0 million if certain conditions are met and provides less restrictive financial and non-financial covenants than our previous credit facility. On March 31, 2009, we amended this Credit Facility to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins we pay to borrow funds under this Credit Facility. Under the terms of our Credit Facility, we are required to comply with financial and non-financial covenants. We were in compliance with all such covenants as of March 31, 2009.

Financial Condition. A primary change in our balance sheet during the quarter ending March 31, 2009, included contract receivables, net, increasing to $184.3 million compared to $150.8 million as of December 31, 2008, due to an increase in the amount of contract receivables from the acquisition of Macro. The other significant change in our assets was an increase in goodwill from $198.7 million on December 31, 2008, to $299.7 million, also resulting from our acquisition of Macro. In addition, other intangible assets, net, increased from $16.8 million on December 31, 2008 to $42.1 million due to the acquisition of Macro. Long-term debt increased from $80.0 million on December 31, 2008, to $226.0 million at the end of the quarter due to borrowings necessary to complete the acquisition of Macro. Days-sales-outstanding were 79 at March 31, 2009, and were 77 at December 31, 2008, while our days-payable-outstanding were 49 at March 31, 2009, and were 55 at December 31, 2008. Total property and equipment, net increased to $23.5 million as of March 31, 2009, compared to $13.4 million as of December 31, 2008, due primarily to an increase of $5.6 million in fixed assets acquired as part of the Macro acquisition and a $5.1 million increase in software. In March 2009, the Company executed a new three-year enterprise-wide agreement with Microsoft, which will be paid in semi-annual installments over a three-year period.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of March 31, 2009, we had $226.0 million borrowed under our revolving line of credit and unused borrowing capacity of $48.0 million on our Credit Facility.

We anticipate that our long-term liquidity requirements, including any future acquisitions, will be funded through a combination of cash flow from operations, borrowings under our Credit Facility, additional secured or unsecured debt, or the issuance of common or preferred stock, each of which may be initially funded through borrowings under our Credit Facility.

We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, and other working capital requirements. We are continuously analyzing our capital structure to ensure we have sufficient capital to fund any future acquisitions or internal growth. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources both from debt and equity sources. We believe that we will be able to access these markets if we need additional borrowings or capital at commercially reasonable terms and conditions.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, were $2.0 million and $2.6 million on March 31, 2009, and March 31, 2008, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the three months ended March 31, 2009, and March 31, 2008:

	Three Months Ended
	March 31, 2009	March 31, 2008
	(in thousands)
Net cash provided by operations	$9,496	$6,090
Net cash used in investing activities	(155,676)	(51,951)
Net cash provided by financing activities	146,945	45,715
Effect of exchange rate on cash	(252)	(20)

Net increase (decrease) in cash	$513	$(166)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $9.5 million in the three months ended March 31, 2009, and $6.1 million in the three months ended March 31, 2008. Cash flows from operating activities for the first three months of 2008 were negatively impacted by an increase in our subcontract and vendor payments, and accrued salaries and benefits payments, partially offset by a decrease in our contract receivables. Cash flows from operating activities for the first three months of 2009 were positively impacted by the timing of tax payments and contract receivable payments, largely offset by a net decrease in accounts payable, accrued expenses, and accrued salaries and benefits.

Investing activities used cash of $155.7 million for the three months ended March 31, 2009, compared to $52.0 million for the three months ended March 31, 2008. The cash used in investing activities for the first three months of 2009, was primarily for the acquisition of Macro. The cash used in investing activities for the first three months of 2008 was primarily for our acquisition of Jones & Stokes.

For the three months ended March 31, 2009, cash flow provided by financing activities of $146.9 million was attributable primarily to $146.0 million in net debt advances from our revolving line of credit, of which $155 million was used to fund the acquisition of Macro. For the three months ended March 31, 2008, cash flow provided by financing activities of $45.7 million was attributable primarily to $45.8 million in net advances from our revolving line of credit, which was used to fund the acquisition of Jones & Stokes.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We use off-balance sheet arrangements to finance the lease of operating facilities. We have financed the use of all of our office and storage facilities through operating leases. Operating leases are also used from time to time to finance the use of computers, servers, copiers, telephone systems, and to a lesser extent, other fixed assets, such as furnishings, and we also obtain operating leases in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date. The Credit Facility provides for stand-by letters of credit aggregating up to $5.0 million that reduce the funds available under the revolving line of credit when issued. As of March 31, 2009, we had five outstanding letters of credit with a total value of $1.0 million. We have no other material off-balance sheet financing arrangements.

The following table summarizes our contractual obligations as of March 31, 2009, that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. Excluded from the following table are amounts already recorded on our balance sheet as liabilities at March 31, 2009.

	Total	Payments due by Period (In thousands)
		Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
Rent of facilities	$94,296	$24,067	$40,837	$20,406	$8,986
Operating lease obligations	$3,401	$1,369	$1,673	$358	$1

Total	$97,697	$25,436	$42,510	$20,764	$8,987

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of March 31, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

There have been no material changes in those risk factors discussed in the section entitled “Risk Factors” disclosed in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2008. The risks described in our Annual Report on Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock. For the three months ended March 31, 2009, a total of 1,421 shares of unregistered stock, valued at $34,743, were issued to four directors of the Company in lieu of cash for director fee compensation. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Grants of Restricted Stock. None.

Purchase of Equity. During the three months ended March 31, 2009, the Company purchased 4,748 shares of common stock for $114,386 in exchange for the payment of withholding taxes due upon the vesting of restricted stock. The average fair value of the common stock was $24.09 per share.

The following table summarizes stock repurchases for the three months ended March 31, 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 - January 31	1,028	$24.48	None	None
February 1 - February 28	2,364	$24.19	None	None
March 1 - March 31	1,356	$23.63	None	None
Total	4,748	$24.09	None	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit
2.1	Stock Purchase Agreement by and among ICF Consulting Group, Inc., ICF International, Inc., info GROUP Inc., and Opinion Research Corporation dated as of March 27, 2009, and completed on April 1, 2009. (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed April 6, 2009).

Exhibit Number	Exhibit
3.1	Amended and Restated Bylaws (Incorporated by reference to the Company’s Form 8-K, filed April 22, 2009).

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 8, 2009	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman, President and Chief Executive Officer (Principal Executive Officer)

May 8, 2009	By:	/s/ ALAN R. STEWART
Alan R. Stewart
Chief Financial Officer and Corporate Secretary (Principal Financial and Accounting Officer)