Form 10-Q
period 2009-06-30
ICF International, Inc.
filed 2009-08-07
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☐  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 31, 2009, there were 15,315,565 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS AT

JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

(in thousands)

Assets

	June 30, 2009	December 31, 2008
	(Unaudited)

Current Assets:
Cash and cash equivalents	$4,373	$1,536
Contract receivables, net	169,531	150,778
Prepaid expenses and other	7,528	4,507
Income tax receivable	1,177	3,530
Restricted cash	309	2,180
Deferred income taxes	7,633	4,186

Total current assets	190,551	166,717

Total property and equipment, net	22,538	13,373
Other assets:
Goodwill	302,237	198,724
Other intangible assets, net	37,308	16,844
Restricted cash	2,100	2,078
Other assets	6,696	3,281

Total assets	$561,430	$401,017

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	June 30, 2009	December 31, 2008
	(Unaudited)

Current Liabilities:
Accounts payable	$30,050	$27,740
Accrued expenses	29,989	35,295
Accrued salaries and benefits	27,962	27,405
Deferred revenue	13,143	12,352

Total current liabilities	101,144	102,792

Long-term liabilities:
Long-term debt	221,673	80,000
Deferred rent	2,060	2,361
Deferred income taxes	11,562	10,849
Other	5,084	2,098

Total Liabilities	341,523	198,100
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 15,315,472 and 15,188,320 issued; and 15,314,488 and 15,106,522 outstanding as of June 30, 2009, and December 31, 2008, respectively	15	15
Additional paid-in capital	125,171	120,550
Treasury stock, at cost	(25)	(1,474)
Accumulated other comprehensive loss	(403)	(272)
Stockholder notes receivable	(12)	(12)
Retained earnings	95,161	84,110

Total stockholders’ equity	219,907	202,917

Total liabilities and stockholders’ equity	$561,430	$401,017

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Gross Revenue	$175,405	$184,064	$333,267	$359,212
Direct Costs	103,911	119,310	203,148	239,717
Operating costs and expenses:
Indirect and selling expenses	55,698	46,856	100,987	84,093
Depreciation and amortization	2,499	1,178	4,058	2,186
Amortization of intangible assets	3,160	2,425	4,907	4,200

Total operating costs and expenses	61,357	50,459	109,952	90,479

Operating Income	10,137	14,295	20,167	29,016
Interest expense	(1,500)	(1,037)	(2,236)	(2,247)
Other income (expense)	194	(2)	360	(52)

Income before taxes	8,831	13,256	18,291	26,717
Provision for income taxes	3,662	5,358	7,240	11,004

Net income	$5,169	$7,898	$11,051	$15,713

Earnings per Share:
Basic	$0.34	$0.54	$0.73	$1.08

Diluted	$0.33	$0.52	$0.71	$1.04

Weighted-average Shares:
Basic	15,204	14,586	15,142	14,534

Diluted	15,710	15,179	15,647	15,174

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2009	2008
Cash flows from operating activities
Net income	$11,051	$15,713
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,965	6,386
Non-cash compensation	3,775	3,370
Loss on disposal of fixed assets	17	141
Deferred income taxes	(2,734)	(5,693)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	17,833	53,928
Prepaid expenses and other	(5,005)	1,249
Accounts payable	(1,334)	(49,755)
Accrued expenses	(9,189)	(9,722)
Accrued salaries and benefits	(6,785)	(6,185)
Deferred revenue	(1,783)	(2,654)
Income tax receivable	2,353	1,217
Deferred rent	(29)	307
Other liabilities	362	(1,187)

Net cash provided by operating activities	17,497	7,115

Cash flows from investing activities
Capital expenditures	(2,579)	(3,756)
Capitalized software development costs	(235)	(147)
Payments for business acquisitions, net of cash acquired	(156,902)	(51,282)

Net cash used in investing activities	(159,716)	(55,185)

Cash flows from financing activities
Advances from working capital facilities	235,008	169,695
Payments on working capital facilities	(93,335)	(123,878)
Restricted cash	1,849	762
Debt issue costs	(630)	(1,309)
Proceeds from exercise of options	1,761	932
Tax benefits of stock option exercises	1,007	1,038
Net payments for stockholder issuances and buybacks	(473)	(20)

Net cash provided by financing activities	145,187	47,220
Effect of Exchange Rate on Cash	(131)	135

Net increase (decrease) in cash and cash equivalents	2,837	(715)
Cash and cash equivalents, beginning of period	1,536	2,733

Cash and cash equivalents, end of period	$4,373	$2,018

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,767	$1,671

Income taxes	$6,678	$14,541

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share data)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of the Company’s results for the three-month and six-month periods ended June 30, 2009, and June 30, 2008. Operating results for the three-month and six-months period ended June 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009.

Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (“ICFI”) and its subsidiaries (collectively, the “Company”). The Company provides management, technology, and policy professional services in the areas of energy, environment, and infrastructure; health, human services, and social programs; and homeland security and defense. The Company’s major clients are state and United States (“U.S.”) government agencies, especially the Department of Health and Human Services (“HHS”), Department of Defense (“DoD”), Environmental Protection Agency (“EPA”), Department of State (“DOS”), Department of Homeland Security (“DHS”), Department of Transportation (“DOT”), Department of Justice (“DOJ”), Department of Housing and Urban Development (“HUD”), and Department of Energy (“DOE”); commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms; and other government organizations throughout the U.S. and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with over 50 domestic regional offices and international offices in London, Moscow, New Delhi, Rio de Janeiro, Toronto, and Beijing.

Note 2. Acquisitions

Macro International Inc. Effective March 31, 2009, the Company acquired 100 percent of the outstanding common shares of Macro International Inc. (“Macro”). Macro provides research and evaluation, management consulting, marketing communications, and information services to key agencies of the federal government. Macro is recognized for its expertise in research, evaluation, consulting, and implementation services, particularly in federal health programs, covering a wide range of health issues in the U.S. and internationally. In addition to its health-related expertise, Macro has strong credentials in housing, labor, and veterans affairs issues. The Company undertook the acquisition to expand its health-related and large project implementation capabilities across key federal markets, to add service offerings and clients in one of its largest markets, and to provide significant growth potential and cross-selling opportunities.

The acquisition was accounted for as a purchase in accordance with the provisions of SFAS No. 141(R), Business Combinations (“SFAS No. 141(R)”). The aggregate purchase price of approximately $157.6 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by the Company’s revolving credit facility. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $129.5 million. The Company has preliminarily allocated approximately $104.1 million to goodwill and $25.4 million to other intangible assets. The intangible assets consist of approximately $24.6 million customer-related intangibles that are being amortized over seven years, and $0.8 million marketing-related intangibles that are being amortized over 9 months. Macro was purchased under the election provisions of Internal Revenue Code 338(h)(10), and therefore, goodwill and the amortization of intangibles are deductible for tax purposes over a fifteen-year period and will generate deferred taxes. The results of operations for Macro are included in the Company’s statement of earnings after March 31, 2009.

The Company incurred approximately $1.0 million of transaction expenses in the first quarter of 2009 related to the acquisition. The expenses are recorded on the statement of earnings as indirect and selling expenses. In addition, the Company incurred $0.6 million in debt issuance costs related to the acquisition. The debt issuance costs were recorded as other assets and will be amortized over the remaining life of the credit agreement.

The fair values as reported below represent management’s estimates of the fair values as of the acquisition date and based on our initial analysis of supporting information. Management is still in the process of analyzing the fair value of the contract receivables and other liabilities. The final results of our analysis, which should be completed by September 30, 2009, may differ from our preliminary purchase price allocation.

The preliminary purchase price allocation is as follows:

Cash	$75
Contract receivables	36,585
Other current assets	633
Customer-related intangibles	24,574
Marketing-related intangibles	797
Goodwill	104,126
Other Assets	134
Property and equipment	5,274

Total assets	172,198

Accounts payable	3,209
Accrued salaries and benefits	7,342
Accrued expenses	1,483
Billings in excess of costs	2,574
Total liabilities	14,608

Net assets	$157,590

Revenue from Macro for the three months ended June 30, 2009, was approximately $36.6 million, based on the revenue from contracts in its name. We do not intend to maintain Macro as a separate stand-alone operation and are in the process of integrating its operations and projects, including line and staff personnel, into the rest of the Company. We are also determining the impact this new business will have on our current cost structure pursuant to federal contracting guidance; therefore, it is impractical to provide earnings information for Macro.

Pro forma Information (Unaudited)

The following unaudited condensed pro forma information presents combined financial information as if the acquisition of Macro had been effective at the beginning of each six-month period presented. The pro forma information includes adjustments reflecting changes in the amortization of intangibles, profit-sharing expense, acquisition-related expense (2009 only), and interest expense, and records income tax effects as if Macro had been included in the Company’s results of operations:

	Six Months Ended June 30,
	2009	2008

Revenue	$368,707	$435,793
Operating income	$23,840	$34,651
Net Income	$12,971	$17,405

Earnings per share:
Basic earnings per share	$0.86	$1.20
Diluted earnings per share	$0.83	$1.15

Note 3. Contract Receivables

Contract receivables consisted of the following:

	June 30, 2009	December 31, 2008
Billed	$136,249	$110,505
Unbilled	36,819	43,651
Allowance for doubtful accounts	(3,537)	(3,378)

Contract receivables, net	$169,531	$150,778

Contract receivables, net of the established allowance, are stated at amounts expected to be realized in future periods. Unbilled receivables result from revenue that has been earned in advance of billing. The unbilled receivables can be invoiced at contractually defined intervals or milestones, or upon completion of the contract or U.S. federal government cost audits. The Company anticipates that the majority of unbilled receivables will be substantially billed and collected within one year. Contract receivables are classified as current assets in accordance with industry practice.

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

Note 5. Debt

As of June 30, 2009, the Company had $221.7 million in debt outstanding. During the three months ended June 30, 2009, the Company decreased its net borrowings by $4.3 million on its revolving credit facility. The change in debt outstanding reflects the Company’s borrowing and repaying funds for working capital purposes from time to time. The Company entered into the Second Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on February 20, 2008, with a syndication of nine commercial banks to allow for borrowings up to $350.0 million for a period of five years (until February 20, 2013) under a revolving line of credit. This Credit Facility is collateralized by substantially all the assets of the Company, and requires that the Company remain in compliance with certain financial ratios, as well as other restrictive covenants. As of June 30, 2009, the Company was in compliance with all these covenants. On March 31, 2009, the Company amended this Credit Facility to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins the Company pays to borrow funds under this Credit Facility. The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. These interest rates ranged from 2.57% to 2.68% during the quarter. The unused Credit Facility as of June 30, 2009, was $52.3 million.

Note 6. Accounting for Stock-Based Compensation

Stock Incentive Plans

On June 25, 1999, the Company adopted the ICF Consulting Group, Inc. Management Stock Option Plan (the “1999 Plan”), which expired in June 2009. The 1999 Plan provided for the granting of straight and incentive awards to employees of the Company to purchase shares of the Company’s common stock. A total of 282,853 options remain outstanding under the 1999 Plan.

Effective with the Company’s initial public offering of stock in September 2006, a long-term equity incentive plan (the “2006 Plan”) was adopted. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other incentive awards, including restricted stock units and cash incentives. Under the 2006 Plan, the Company may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of the Company’s fiscal years, beginning in 2007, equal to three percent (3%) of the number of outstanding shares of common stock outstanding as of January 1 or a lesser amount as determined by the Board of Directors (the “evergreen provision”). Under this evergreen provision, the Board of Directors authorized increases of (a) 453,195 shares as of March 10, 2009, which was 3% of the number of shares outstanding as of January 1, 2009, (b) 217,973 shares as of March 10, 2008, which was one and one-half percent (1.5%) of its shares of common stock outstanding as of January 1, 2008, and (c) 416,241 shares as of January 1, 2007, which was three percent (3%) of the number of shares outstanding as of that date. Individuals eligible to participate in the 2006 Plan include all officers and key employees of the Company, as determined by the Compensation Committee of the Board of Directors, and all non-employee directors.

Stock-Based Compensation

The Company recognized stock-based compensation expense of $3.8 million for the six months ended June 30, 2009, and $3.4 million for the six months ended June 30, 2008, which is included in indirect and selling expenses.

As of June 30, 2009, and June 30, 2008, there was $12.7 million and $13.3 million, respectively, of total unrecognized compensation expense related to unvested stock-based compensation agreements. Unrecognized compensation expense is recognized over a three- to five-year period on a straight-line basis. The excess tax benefits totaled approximately $1.0 million for both the six months ended June 30, 2009, and June 30, 2008.

Stock Options

All stock options granted through 2006 were granted under the 1999 Plan. All stock options granted in 2007 and 2008 were under the 2006 Plan. No stock options were granted during the six months ended June, 30, 2009. The aggregate intrinsic value of options outstanding and exercisable at June 30, 2009, was $7.0 million. The aggregate intrinsic value of options outstanding but unvested at June 30, 2009, was $0.6 million.

Compensation expense related to options under the fair value method was $0.3 million for both the six months ended June 30, 2009, and June 30, 2008. Unrecognized expense related to options was $0.4 million and $0.9 million for the six months ended June 30, 2009, and June 30, 2008, respectively.

The following table depicts stock option activity for the six months ended June 30, 2009:

	Options Outstanding
	Shares	Weighted-Average Exercise Price
As of December 31, 2008	658,832	$10.19
Options forfeited or cancelled	(4,333)	15.24
Options exercised	(201,646)	8.73

As of June 30, 2009	452,853	$10.79

Information regarding stock options outstanding as of June 30, 2009, is summarized below:

		OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of		Number Outstanding As of 06/30/09	Weighted Average Remaining Contractual Term (in yrs)	Weighted Average Exercise Price	Number Exercisable As of 06/30/09	Weighted Average Exercise Price
Exercise	Prices
$5.00	$5.00	73,370	1.13	$5.00	73,370	$5.00
$6.00	$6.00	16,000	1.51	$6.00	16,000	$6.00
$6.10	$6.10	117,483	3.07	$6.10	117,483	$6.10
$7.34	$7.34	54,500	5.15	$7.34	54,500	$7.34
$9.05	$9.05	21,500	6.76	$9.05	21,500	$9.05
$18.31	$18.31	170,000	7.73	$18.31	103,334	$18.31

$5.00	$18.31	452,853	4.87	$10.79	386,187	$9.49

Restricted Stock Awards

Pursuant to the 2006 Plan, the Company awarded 4,086 restricted stock awards (“RSAs”) to members of its board of directors during the six months ended June 30, 2009, which vested immediately. The average grant date fair value of these RSAs was $23.49. Compensation expense computed under the fair value method was $0.4 million for the six months ended June 30, 2009, and $0.3 million for the six months ended June 30, 2008. Unrecognized compensation expense related to RSAs was approximately $0.3 million and $0.7 million for the six months ended June 30, 2009, and June 30, 2008, respectively.

Restricted Stock Units

Pursuant to the 2006 Plan, the Company awarded 260,757 restricted stock units (“RSUs”) to employees during the six months ended June 30, 2009. The RSUs vest over three to five years and are being expensed on a straight-line basis. When an RSU vests, one share of stock is issued to the employee for each RSU he or she holds. The RSUs were valued based on the grant date value of a share of the Company’s common stock. The weighted-average grant date fair value of the RSUs was $25.47 per share.

Compensation expense related to RSUs computed under the fair value method was $3.1 million for the six months ended June 30, 2009, and $2.8 million for the six months ended June 30, 2008. Unrecognized expense related to RSUs was $12.0 million and $11.7 million for the six months ended June 30, 2009, and June 30, 2008, respectively.

The activity related to RSUs during the six months ended June 30, 2009, was as follows:

Shares
Outstanding December 31, 2008	623,671
Granted	260,757
Vested	(24,459)
Forfeited	(22,327)

Outstanding June 30, 2009	837,642

Note 7. Income Taxes

For the six months ended June 30, 2009, the Company increased the $1.2 million of gross unrecognized tax benefits at December 31, 2008, by $0.1 million related to additional foreign tax exposure and decreased gross unrecognized tax benefits by $0.3 million for the release of the valuation allowance on our unrecognized foreign tax credits. The gross unrecognized tax benefits at June 30, 2009, were $1.3 million, with an offsetting tax benefit for unrecognized foreign tax credits of $0.3 million; $1.0 million of the net unrecognized tax benefits, if recognized, would affect the effective tax rate.

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

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. For the six months ended June 30, 2009, the Company recognized approximately $0.3 million of penalties and interest.

Effective January 1, 2009, we have made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of our controlled foreign subsidiaries because we consider these earnings to be permanently invested.

Note 8. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of RSAs and RSUs. The dilutive effect of stock options, RSAs, and RSUs for each period reported is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net Income	$5,169	$7,898	$11,051	$15,713

Weighted-average number of basic shares outstanding during the period	15,204	14,586	15,142	14,534
Dilutive effect of stock options, restricted stock and RSUs	506	593	505	640

Weighted-average number of diluted shares outstanding during the period	15,710	15,179	15,647	15,174

Basic earnings per share	$0.34	$0.54	$0.73	$1.08

Diluted earnings per share	$0.33	$0.52	$0.71	$1.04

Note 9. Recent Pronouncements

In December 2007, the FASB issued SFAS Statement No. 141(R), which amends SFAS No. 141, Business Combinations, and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of business combinations. The Company adopted SFAS No. 141(R) as of January 1, 2009. Because the Company expensed approximately $1.0 million in transition costs related to the Macro acquisition, which would not previously have been expensed, the adoption of SFAS No. 141(R) had a significant impact on the Company’s first quarter results of operations.

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

We adopted the provisions of SFAS Statement No. 165, Subsequent Events (“SFAS No. 165”), as of June 30, 2009. SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 requires additional disclosure only and therefore did not have an impact on our financial position, results of operations, or cash flows. We have evaluated subsequent events through August 7, 2009, the date we have issued this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued SFAS Statement No. 167, Amendments to FASB Interpretation No. 46(R) (revised December 2003), Consolidation of Variable Interest Entities (“SFAS No. 167”). SFAS No. 167 amends FIN 46(R) to require a comprehensive qualitative analysis to be preformed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity; in addition, FIN 46(R) has been amended to require that the same such analysis be applied to entities previously designated as qualified special-purpose entities under SFAS No. 140. SFAS No. 167 is effective for an entity’s first annual reporting period that begins after November 15, 2009. The Company does not believe that adoption of this standard will have an impact on our financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS Statement No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 replaced SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS No. 162”), to establish the SFAS Accounting Standards Codification as the authoritative source of accounting principles recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with U.S. GAAP. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The adoption of this standard will not have an impact on our financial position, results of operations, or cash flows.

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

•

uncertainty as to what extent we will be able to replace the revenue generated by our recently concluded contract with the State of Louisiana, Office of Community Development (“The Road Home contract”);

•	results of government audits and investigations;

•	effects of the economic downturn on the air transportation and energy sectors;

•	failure to receive the full amount of our backlog;

•	loss of members of management or other key employees;

•	difficulties implementing our acquisition strategy; and

•	difficulties expanding our service offerings and client base.

Additional factors that may affect our results are discussed below in Part II, Item 1A, entitled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms “we,” “our” and “us” as used throughout this Quarterly Report on Form 10-Q refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated.

OVERVIEW

We provide management, technology, and policy consulting and implementation services to government, commercial, and international clients. We help our clients conceive, develop, implement, and improve solutions that address complex economic, social, and national security issues. Our services primarily address three key markets: energy, environment, and infrastructure; health, human services, and social programs; and homeland security and defense. We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resources issues in these market areas due to heightened environmental and social concerns, global climate change, the need for cleaner energy, aging populations, and geopolitical changes.

Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including HHS, DoD, EPA, DOS, DHS, DOT, DOJ, HUD, and DOE. U.S. federal government clients generated approximately 52% of our revenue for the six months ended June 30, 2009, and approximately 36% of our revenue in the full year 2008. State and local government clients generated approximately 29% of our revenue for the six months ended June 30, 2009, and approximately 47% of our revenue in the full year 2008. The Road Home contract, which accounted for most of our state and local revenue for its three-year duration, ended as scheduled on June 11, 2009. We also serve commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms. Our commercial and international clients, including government clients outside the United States, generated approximately 19% of our revenue for the six months ended June 30, 2009, and 17% of our revenue in the full year 2008. We have successfully worked with many of our clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

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

OUTLOOK

Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements across the program life cycle in our three key markets, and to complete additional acquisitions and to integrate them successfully. We have completed several acquisitions since 2007, including our most recent acquisition, Macro, on March 31, 2009. We are continuing to evaluate other acquisition opportunities, and at any given point in time we may be evaluating several such opportunities. There is no assurance that we will be able to integrate past acquisitions successfully or that we will be able to complete or integrate additional acquisitions successfully.

DESCRIPTION OF CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with U.S. GAAP requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. If any of these estimates or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe that the estimates, assumptions, and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and therefore consider them to be critical accounting policies.

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

•

Fixed-Price Contracts. Revenue for fixed-price contracts is recognized when earned, generally as work is performed in accordance with the provisions of SEC Staff Accounting Bulletin No. 104, Revenue Recognition. Services performed vary from contract to contract and are not always uniformly performed over the term of the arrangement. We recognize revenue in a number of different ways on fixed-price contracts, including:

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

Recent pronouncements

In December 2007, the FASB issued SFAS Statement No. 141(R), which amends SFAS No. 141 and provides revised guidance for recognizing and measuring identifiable assets and goodwill acquired, liabilities assumed, and any noncontrolling interest in the acquiree. It also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combinations. We adopted SFAS No. 141(R) as of January 1, 2009. Because we expensed approximately $1.0 million in transaction costs related to the Macro acquisition, which would not previously have been expensed, the adoption of SFAS No. 141(R) had a significant impact on our first quarter results of operations.

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

We adopted the provisions of SFAS Statement No. 165 as of June 30, 2009. SFAS No. 165 provides guidance to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS No. 165 also requires entities to disclose the date through which subsequent events were evaluated as well as the rationale for why that date was selected. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS No. 165 requires additional disclosure only and therefore did not have an impact on our financial position, results of operations, or cash flows. We have evaluated subsequent events through August 7, 2009, the date we have issued this Quarterly Report on Form 10-Q.

In June 2009, the FASB issued SFAS Statement No. 167, Amendments to FASB Interpretation No. 46(R) (revised December 2003), Consolidation of Variable Interest Entities (“SFAS No. 167”). SFAS No. 167 amends FIN 46(R) to require a comprehensive qualitative analysis to be preformed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity; in addition, FIN 46(R) has been amended to require that the same such analysis be applied to entities previously designated as qualified special-purpose entities under SFAS No. 140. SFAS No. 167 is effective for an entity’s first annual reporting period that begins after November 15, 2009. We do not believe that adoption of this standard will have an impact on our financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 168, which replaced SFAS No. 162, to establish the SFAS Accounting Standards Codification as the authoritative source of accounting principles recognized by the FASB to be applied by non-governmental entities in preparation of financial statements in conformity with U.S. GAAP. SFAS No. 168 is effective for interim and annual periods ending after September  15, 2009. The adoption of this standard will not have an impact on our financial position, results of operations, or cash flows.

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

Non-cash compensation

The Company recognized stock-based compensation expense of $2.1 million and $3.8 million in the three months and six months ended June 30, 2009, respectively, which is included in indirect and selling expenses.

As of June 30, 2009, there was $12.7 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements. Such unrecognized compensation expense will be recognized ratably over three to five years.

Depreciation and amortization

Depreciation and amortization include the depreciation of computers, furniture, and other equipment; the amortization of the costs of internal software; leasehold improvements; and the amortization of intangible assets arising from acquisitions.

INCOME TAX EXPENSE

Our effective tax rate was 39.6% for the six months ended June 30, 2009. The non-recurring release of valuation allowances was offset by permanent tax differences related to expenses not deductible for tax purposes in the six months ended June 30, 2009, to produce a tax rate similar to the combined federal and state statutory tax rate.

RESULTS OF OPERATIONS

Three Months ended June 30, 2009, compared to Three Months ended June 30, 2008

The following table sets forth certain items from our unaudited consolidated statements of operations and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended June 30,				Three Months Ended June 30,
	2009	2008	2009	2008	2008 to 2009
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent

Revenue	$175,405	$184,064	100.0%	100.0%	$(8,659)	(4.7)%
Direct Costs	103,911	119,310	59.2%	64.8%	(15,399)	(12.9)%
Operating Expenses
Indirect and selling expenses	55,698	46,856	31.8%	25.5%	8,842	18.9%
Depreciation and amortization	2,499	1,178	1.4%	0.6%	1,321	112.1%
Amortization of intangible assets	3,160	2,425	1.8%	1.3%	735	30.3%

Total Operating Expenses	61,357	50,459	35.0%	27.4%	10,898	21.6%

Earnings from Operations	10,137	14,295	5.8%	7.8%	(4,158)	(29.1)%
Other (Expense) Income
Interest expense	(1,500)	(1,037)	(0.9)%	(0.6)%	(463)	44.6%
Other	194	(2)	0.1%	0.0%	196	N/A

Income before Income Taxes	8,831	13,256	5.0%	7.2%	(4,425)	(33.4)%
Income Tax Expense	3,662	5,358	2.1%	2.9%	(1,696)	(31.7)%

Net Income	$5,169	$7,898	2.9%	4.3%	$(2,729)	(34.6)%

Revenue. Revenue for the three months ended June 30, 2009, was $175.4 million, compared to $184.1 million for the three months ended June 30, 2008, representing a decrease of $8.7 million or 4.7%. The decrease was primarily due to a reduction in revenue of $55.6 million associated with the declining activities of The Road Home contract, which concluded as scheduled in June 2009. The decrease in revenue on The Road Home contract was partially offset by: (1) revenue of $36.6 million associated with the operations of Macro, which was acquired effective March 31, 2009, and (2) growth in other contracts of $10.4 million.

Direct costs. Direct costs for the three months ended June 30, 2009, were $103.9 million, or 59.2% of revenue, compared to $119.3 million, or 64.8% of revenue, for the three months ended June 30, 2008. The decrease was primarily due to the declining activities associated with The Road Home contract. The decrease was partially offset by direct costs associated with the operations of Macro and an increase in direct costs associated with growth in other contracts. The decrease in direct costs as a percentage of revenue was primarily attributable to the decreased work on The Road Home contract, which consisted of relatively more work performed by subcontractors, and increased revenue from Macro and other contracts, which had a relatively lower direct-cost component.

Indirect and selling expenses. Indirect and selling expenses for the three months ended June 30, 2009, were $55.7 million, or 31.8% of revenue, compared to $46.9 million, or 25.5% of revenue for the three months ended June 30, 2008. The increase in indirect and selling expenses was due principally to indirect costs associated with the operations of Macro. The increase in indirect costs as a percentage of revenue for the three months ended June 30, 2009, was primarily attributable to a change in our contract mix. The decrease in the activity of The Road Home contract was partially offset by growth through acquisition and organic growth, which has a relatively higher indirect-cost component.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2009, was $2.5 million, or 1.4% of revenue, compared to $1.2 million, or 0.6% of revenue for the three months ended June 30, 2008. This 112.1% increase in depreciation and amortization resulted primarily from depreciation related to Macro and the increase in capital expenditures last year.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2009, was $3.2 million, or 1.8% of revenue, compared to $2.4 million, or 1.3% of revenue for the three months ended June 30, 2008. The increase in amortization expense was primarily due to the amortization of intangibles related to the Macro acquisition, partially offset by a decrease in amortization expense related to other acquisitions.

Earnings from Operations. For the three months ended June 30, 2009, earnings from operations were $10.1 million, or 5.8% of revenue, compared to $14.3 million, or 7.8% of revenue for the three months ended June 30, 2008. Both the 29.1% decrease in earnings from operations and the decrease in earnings from operations as a percentage of revenue were primarily due to the decrease in revenue associated with the declining activities of The Road Home contract and increased depreciation and amortization expense.

Interest expense. For the three months ended June 30, 2009, interest expense was $1.5 million, compared to $1.0 million for the three months ended June 30, 2008. The increase was due primarily to an increase in debt associated with the acquisition of Macro, partially offset by lower interest rates.

Income tax expense. Our effective income tax rate for the three months ended June 30, 2009, was 41.5% compared to 40.4% for the three months ended June 30, 2008. The lower effective rate in these three months of 2008 was attributable to federal tax credits that were larger than in these three months of 2009.

Six Months ended June 30, 2009, compared to Six Months ended June 30, 2008

The following table sets forth certain items from our unaudited consolidated statements of operations and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

					Year-to-Year Change
	Six Months Ended June 30,				Six Months Ended June 30,
	2009	2008	2009	2008	2008 to 2009
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent

Revenue	$333,267	$359,212	100.0%	100.0%	$(25,945)	(7.2)%
Direct Costs	203,148	239,717	61.0%	66.7%	(36,569)	(15.3)%
Operating Expenses
Indirect and selling expenses	100,987	84,093	30.3%	23.4%	16,894	20.1%
Depreciation and amortization	4,058	2,186	1.2%	0.6%	1,872	85.6%
Amortization of intangible assets	4,907	4,200	1.4%	1.2%	707	16.8%

Total Operating Expenses	109,952	90,479	32.9%	25.2%	19,473	21.5%

Earnings from Operations	20,167	29,016	6.1%	8.1%	(8,849)	(30.5)%
Other (Expense) Income
Interest expense	(2,236)	(2,247)	(0.7)%	(0.6)%	11	(0.5)%
Other	360	(52)	0.1%	0.0%	412	N/A

Income before Income Taxes	18,291	26,717	5.5%	7.5%	(8,426)	(31.5)%
Income Tax Expense	7,240	11,004	2.2%	3.1%	(3,764)	(34.2)%

Net Income	$11,051	$15,713	3.3%	4.4%	$(4,662)	(29.7)%

Revenue. Revenue for the six months ended June 30, 2009, was $333.3 million, compared to $359.2 million for the six months ended June 30, 2008, representing a decrease of $25.9 million or 7.2%. The decrease was primarily due to a reduction in revenue of $93.0 million associated with the declining activities of The Road Home contract. The decrease in revenue on The Road Home contract was partially offset by: (1) revenue of $36.6 million associated with the operations of Macro; (2) growth in other contracts of $22.7 million; and (3) revenue associated with the operations of Jones & Stokes Associates, Inc. (“Jones & Stokes”), whose results are included in operating results for the entire six months ended June 30, 2009, but only partially included in the operating results of the comparable period last year.

Direct costs. Direct costs for the six months ended June 30, 2009, were $203.1 million, or 61.0% of revenue, compared to $239.7 million, 66.7% of revenue, for the six months ended June 30, 2008. The decrease was primarily due to the declining activities associated with The Road Home contract. The decrease was partially offset by: (1) direct costs associated with the operations of Macro; (2) an increase in direct costs associated with growth in other contracts; and (3) direct costs associated with the operations of Jones & Stokes, whose results are included in operating results for the entire six months ended June 30, 2009, but only partially included in the operating results of the comparable period last year. The decrease in direct costs as a percentage of revenue was primarily attributable to the decreased work on The Road Home contract, which consisted of relatively more work performed by subcontractors, and increased revenue from Macro and other contracts, which had a relatively lower direct-cost component.

Indirect and selling expenses. Indirect and selling expenses for the six months ended June 30, 2009, were $101.0 million, or 30.3% of revenue, compared to $84.1 million, or 23.4% of revenue for the six months ended June 30, 2008. The increase in indirect and selling expenses was due principally to: (1) indirect costs associated with the operations of Macro; (2) indirect costs associated with the operations of Jones & Stokes, whose results are included in operating results for the entire six months ended June 30, 2009, but only partially included in the operating results of the comparable period last year; and (3) $1.0 million of expenses associated with the acquisition of Macro. The increase in indirect costs as a percentage of revenue for the six months ended June 30, 2009, was primarily attributable to a change in contract mix. The decrease in the activity of The Road Home contract was partially offset by growth through acquisition and organic growth, which has a relatively higher indirect-cost component.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2009, was $4.1 million, or 1.2% of revenue, compared to $2.2 million, or 0.6% of revenue for the six months ended June 30, 2008. This 85.6% increase in depreciation and amortization resulted primarily from an increase in capital expenditures last year and depreciation related to Macro.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2009, was $4.9 million, or 1.4% of revenue, compared to $4.2 million, or 1.2% of revenue for the six months ended June 30, 2008. The increase in amortization expense was primarily due to the amortization of intangibles related to the Macro acquisition, partially offset by a decrease in amortization expense related to other acquisitions.

Earnings from Operations. For the six months ended June 30, 2009, earnings from operations were $20.2 million, or 6.1% of revenue, compared to $29.0 million, or 8.1% of revenue for the six months ended June 30, 2008. Earnings from operations decreased primarily due to the decrease in revenue associated with the declining activities of The Road Home contract and increased depreciation and amortization expense.

Interest expense. For both the six months ended June 30, 2009, and the six months ended June 30, 2008, interest expense was $2.2 million. While our aggregate outstanding debt was higher during the six months ended June 30, 2009, than the six months ended June 30, 2008, the interest rate applicable to this outstanding debt was lower for the six months ended June 30, 2009, than for the six months ended June 30, 2008.

Income tax expense. Our effective income tax rate for the six months ended June 30, 2009, was 39.6% compared to 41.2% for the six months ended June 30, 2008. The lower effective tax rate for this period in 2009 was primarily attributable to the non-recurring release of valuation allowances, partially offset by greater permanent tax differences in 2009 related to expenses not deductible for tax purposes and lower federal tax credits in 2009.

SELECTED KEY METRICS

Revenue

We earn revenue from services that we provide to government and commercial clients in three key markets:

•	energy, environment, and infrastructure;

•	health, human services, and social programs; and

•	homeland security and defense.

The following table shows our revenue from each of our three markets as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market. Revenue from The Road Home contract and Macro are classified in our health, human services, and social programs market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Energy, environment, and infrastructure	40%	36%	40%	32%

Health, human services, and social programs	52%	55%	51%	59%

Homeland security and defense	8%	9%	9%	9%

Total	100%	100%	100%	100%

Our primary clients are the agencies and departments of the U.S. federal and state governments. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

U.S. state and local government	20%	47%	29%	50%

U.S. federal government	60%	35%	52%	34%

Domestic commercial	16%	13%	15%	11%

International	4%	5%	4%	5%

Total	100%	100%	100%	100%

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Time-and-materials	48%	68%	56%	66%

Cost-based	23%	11%	18%	11%

Fixed-price	29%	21%	26%	23%

Total	100%	100%	100%	100%

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

Contract backlog

We define total backlog as the future revenue we expect to receive from our contracts and other engagements. We generally include in backlog the estimated revenue represented by contract options that have been priced, but not exercised. We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our General Services Administration Multiple-Award Schedule (“GSA Schedule”) contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms, and under which potential future delivery orders or task orders might be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process. We do, however, include potential future work expected to be awarded under IDIQ contracts that are available to be utilized by a limited number of potential clients and are held either by us alone or by a limited number of firms.

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

Our estimates of funded, unfunded and total backlog at the dates indicated were as follows:

	June 30,
	2009	2008
	(in millions)
Funded	$448.2	$425.6
Unfunded	$770.3	$354.0

Total	$1,218.5	$779.6

The backlog estimates at June 30, 2009, included an estimated total backlog of $412.7 million for Macro, of which approximately $100 million was funded backlog.

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

Credit Facility. On February 20, 2008, we signed the Credit Facility with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (until February 20, 2013). This revised Credit Facility provides for borrowings on a revolving line of credit up to $275.0 million without a borrowing base requirement, subject to our compliance with both financial and non-financial covenants. The revised Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments up to $75.0 million under the same terms and conditions as the existing revolving line of credit, subject to lenders’ approval. This Credit Facility also provides pre-approval of our lenders for us to acquire other companies with individual purchase prices of up to $75.0 million if certain conditions are met and provides less restrictive financial and non-financial covenants than our previous credit facility. On March 31, 2009, we amended this Credit Facility to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins we pay to borrow funds under this Credit Facility. Under the terms of our Credit Facility, we are required to comply with financial and non-financial covenants. We were in compliance with all such covenants as of June 30, 2009.

Financial Condition. There were several significant changes in our balance sheet during the six months ended June 30, 2009. Contract receivables, net, increased to $169.5 million compared to $150.8 million as of December 31, 2008, due to an increase in the amount of contract receivables from the acquisition of Macro, offset by a decline in receivables from The Road Home contract. Goodwill increased from $198.7 million on December 31, 2008, to $302.2 million, also resulting from our acquisition of Macro. In addition, other intangible assets, net, increased from $16.8 million on December 31, 2008, to $37.3 million due to the acquisition of Macro. Long-term debt increased from $80.0 million on December 31, 2008, to $221.7 million on June 30, 2009, due to borrowings necessary to complete the acquisition of Macro. Days-sales-outstanding were 80 at June 30, 2009, and were 77 at December 31, 2008, while our days-payable-outstanding were 49 at June 30, 2009, and were 55 at December 31, 2008. Total property and equipment, net, increased to $22.5 million as of June 30, 2009, compared to $13.4 million as of December 31, 2008, due primarily to an increase of $5.3 million in fixed assets acquired as part of the Macro acquisition and a $3.5 million increase in software. In March 2009, the Company executed a new three-year enterprise-wide agreement with Microsoft, which will be paid in semi-annual installments over a three-year period.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of June 30, 2009, we had $221.7 million borrowed under our revolving line of credit and unused borrowing capacity of $52.3 million on our Credit Facility, all of which is available for our working capital needs.

We anticipate that our long-term liquidity requirements, including any future acquisitions, will be funded through a combination of cash flow from operations, borrowings under our Credit Facility, additional secured or unsecured debt, or the issuance of common or preferred stock, each of which may be initially funded through borrowings under our Credit Facility.

We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, and other working capital requirements. We are continuously analyzing our capital structure to ensure we have sufficient capital to fund future acquisitions and internal growth. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources both from debt and equity sources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if we need additional borrowings or capital.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, were $4.4 million and $1.5 million on June 30, 2009, and December 31, 2008, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the six months ended June 30, 2009, and June 30, 2008:

	Six Months Ended
	June 30, 2009	June 30, 2008
	(in thousands)
Net cash provided by operations	$17,497	$7,115
Net cash used in investing activities	(159,716)	(55,185)
Net cash provided by financing activities	145,187	47,220
Effect of exchange rate on cash	(131)	135

Net increase (decrease) in cash	$2,837	$(715)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $17.5 million in the six months ended June 30, 2009, and $7.1 million in the six months ended June 30, 2008. Cash flows from operating activities for the first six months of 2008 were negatively impacted by an increase in our subcontract and vendor payments, and accrued salaries and benefits payments, partially offset by a decrease in our contract receivables. Cash flows from operating activities for the first six months of 2009 were positively impacted by the timing of tax payments and contract receivable payments, largely offset by a net decrease in accounts payable, accrued expenses, and accrued salaries and benefits.

Investing activities used cash of $159.7 million for the six months ended June 30, 2009, compared to $55.2 million for the six months ended June 30, 2008. The cash used in investing activities for the first six months of 2009, was primarily for the acquisition of Macro. The cash used in investing activities for the first six months of 2008 was primarily for our acquisition of Jones & Stokes.

For the six months ended June 30, 2009, cash flow provided by financing activities of $145.2 million was attributable primarily to $141.7 million in advances net of payments from our revolving line of credit, of which $157.5 million was used to fund the acquisition of Macro. For the six months ended June 30, 2008, cash flow provided by financing activities of $47.2 million was attributable primarily to $45.8 million in advances net of payments from our revolving line of credit, which was used to fund the acquisition of Jones & Stokes.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $5.0 million that reduce the funds available under the revolving line of credit when issued. As of June 30, 2009, we had five outstanding letters of credit with a total value of $1.0 million. We have no other material off-balance sheet financing arrangements.

The following table summarizes our contractual obligations as of June 30, 2009, that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. Excluded from the following table are amounts already recorded on our balance sheet as liabilities at June 30, 2009.

	Total	Payments due by Period (In thousands)
		Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
Rent of facilities	$92,198	$24,094	$40,748	$17,980	$9,375
Other operating lease obligations	$4,124	$1,637	$2,117	$370	$1

Total	$96,322	$25,731	$42,865	$18,350	$9,376

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Investing in our common stock involves a high degree of risk. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, have changed for a variety of reasons, including the conclusion of The Road Home contract in June 2009, as scheduled, and changes in the current economic climate. The risk factors presented in the Annual Report on Form 10-K are therefore replaced in their entirety by the risk factors described below. The risks described below are not the only ones we will face. If any of these or other risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such event, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

RISKS RELATED TO CHANGES IN ECONOMIC AND POLITICAL CLIMATE

Current or worsening economic conditions could adversely affect our business.

The United States and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects, including the disruption of global financial markets. Some, but not all of the possible effects of these economic events are outlined in the risk factors described below, including those relating to levels and priorities of federal and state spending, access to capital and credit markets, effects on commercial and other clients, and potential impairment of our goodwill and other long-lived assets. Although governments worldwide, including the federal government, have initiated actions in response to the current situation, we are unable to predict the impact, severity, and duration of these economic conditions. We believe that our industry, which is particularly sensitive to government spending levels, may be less severely adversely affected by the factors affecting commercial businesses and consumer spending generally, but we cannot assure you that the economic environment or other factors will not adversely impact our business, financial condition, results of operations, or cash flows.

The combination of the adverse economic climate and challenges faced by federal and state governments could result in changes in spending priorities and adversely affect our ability to grow or maintain our revenues and profitability.

The combined effect of the challenging economic climate, related budgetary pressures at the federal and state levels, the new presidential administration in the United States (that may have, or be forced to have, spending priorities that are disadvantageous to us, including a focus on economic stimulus and regulatory reform), and changes in the composition of the U.S. Congress, may affect agencies, departments, projects, or programs we currently support, or that we may seek to support in the future. The programs and projects we support must compete with other programs and projects for consideration during budget formulation and appropriation processes, and may be affected by the general economic conditions. Budget decisions made in this environment are difficult to predict and may have long-term consequences for certain programs and projects. We believe that many of the programs and projects we support are a high priority, and that changing priorities may present opportunities for us, but there remains the possibility that one or more of the programs and projects we support will be reduced, delayed, or terminated. We engage in a number of projects and programs that may be perceived as being favored by the new presidential administration and could be expected to receive funding under the American Recovery and Reinvestment Act. Reductions in, or delays or terminations of, any of the existing programs or projects we support, or of anticipated projects, unless offset by other programs, projects, or opportunities, could adversely affect our ability to grow or maintain our revenues and profitability. We are focused on meeting these challenges and taking advantage of related opportunities. If we are not successful in this effort, we may not be able to grow or maintain our revenues and profitability.

Recent levels of market volatility are unprecedented, and adverse capital and credit market conditions may affect our ability to access cost-effective sources of funding.

The capital and credit markets recently have been experiencing extreme volatility and disruption. Liquidity has contracted significantly, borrowing rates have varied significantly, and borrowing terms have become more restrictive. Historically, we have believed that we could access these markets to support our business activities, including operations, acquisitions, and refinancing debt. In the future, we may not be able to obtain credit or capital market financing on acceptable terms, or at all, which could have an adverse effect on our financial position, results of operations, and cash flows. In addition, the state of the capital and credit markets could also affect other entities with which we do business, including our commercial and other clients, and our suppliers, subcontractors, and team members, which could also have an adverse effect on our financial position, results of operations, and cash flows.

RISKS RELATED TO OUR INDUSTRY

We rely substantially on government clients for our revenue, and government spending priorities may change in a manner adverse to our business.

We derived approximately 49%, 27%, and 36% of our revenue for 2006, 2007, and 2008, respectively, from contracts with federal agencies and departments (for the six months ended June 30, 2009, this figure was approximately 52%), and approximately 40%, 65%, and 47% of our revenue from contracts with state and local governments in 2006, 2007, and 2008, respectively (for the six months ended June 30, 2009, this figure was approximately 29%). In 2008, approximately 38% of our revenue was from The Road Home contract with the State of Louisiana (for the six months ended June 30, 2009, this figure was approximately 18%), as discussed in more detail under “Risks Related to our Business”. Virtually all of our major government clients have experienced reductions in budgets at some time, often for a protracted period, and we expect similar reductions in the future. Expenditures by our federal clients may be restricted by action of the Office of Management and Budget or otherwise limited. In addition, many states are not permitted to operate with budget deficits, and nearly all states face considerable challenges in balancing budgets that anticipate reduced revenues. For example, our clients include agencies and departments of, as well as local and municipal governments within, the State of California, which has recently been dealing with a multi-billion-dollar budget deficit. We expect that these and other clients will delay some payments due us, may eventually fail to pay some of what they owe us, and may delay some projects and programs. For some clients, we may face an unwelcome choice: turn down (or stop) work with the risk of damaging a valuable client relationship, or perform work with the risk of not getting paid in a timely fashion or perhaps at all. For a discussion of the risks associated with incurring costs before a contract is executed or appropriately modified, please see “Risks Related to Our Business – We sometimes incur costs before a contract is executed or appropriately modified. To the extent a suitable contract or modification is not subsequently signed or we are not paid for our work, our revenue and profit will be reduced.”

Federal, state, and local elections could also affect spending priorities and budgets at all levels of government, and the current national and worldwide economic downturn may result in changes in government priorities in ways that could be disadvantageous to us. For example, addressing the financial crisis and economic downturn will require use of substantial government resources, which may lower the amounts available for agencies, departments, projects, or programs we support. In addition, some governments may not have sufficient resources to continue spending at previous levels. A decline in expenditures, or a shift in expenditures away from agencies, departments, projects, or programs that we support, whether to pay for other projects or programs within the same or other agencies or departments, to reduce budget deficits, to fund tax reductions, or for other reasons, could materially adversely affect our business, prospects, financial condition, or operating results. Moreover, the perception that a cut in appropriations or spending may occur could adversely affect investor sentiment about our stock and cause our stock price to fall.

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

The federal government and other governments with which we do business may in the future change their procurement practices and/or adopt new contracting laws, rules and/or regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. Any failure to comply with applicable strictures could subject us to civil and criminal penalties and administrative sanctions, including termination of contracts; repayment of amounts already received under contracts; forfeiture of profits; suspension of payments; fines; and suspension or debarment from doing business with federal and even state and local government agencies and departments, any of which could substantially adversely affect our reputation, our revenue, our operating results, and the value of our stock. Failure to abide by laws applicable to our work for governments outside the United States could have similar effects. Unless the content requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Unfavorable government audit results could force us to adjust previously reported operating results, could affect future operating results, and could subject us to a variety of penalties and sanctions.

The federal government and many states audit and review our contract performance, pricing practices, cost structure, financial responsibility, and compliance with applicable laws, regulations, and standards. Like most major government contractors, we have our business processes, financial information, and government contracts audited and reviewed on a continual basis by federal agencies, including the Defense Contract Audit Agency. Audits, including audits relating to companies we have acquired or may acquire or subcontractors we have hired or may hire, could raise issues that have significant adverse effects on our operating results. For example, audits could result in substantial adjustments to our previously reported operating results if costs that were originally reimbursed, or that we believed would be reimbursed, are subsequently disallowed. In addition, cash we have already collected may need to be refunded, past and future operating margins may be reduced, and we may need to adjust our practices, which could reduce profit on other past, current, and future contracts. Moreover, a government agency could withhold payments due us under a contract pending the outcome of any investigation with respect to a contract or our performance under it. The Road Home contract is discussed below under “Risks Related to Our Business.”

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

If we are suspended or debarred from contracting with the federal government or any state government generally, or any specific agency or department, if our reputation or relationship with federal or state agencies and departments is impaired, or if the federal or state governments otherwise cease doing business with us or significantly decrease the amount of business they do with us, our revenue and operating results would be materially harmed.

Our government contracts contain provisions that are unfavorable to us and permit our government clients to terminate our contracts partially or completely at any time prior to completion.

Our government contracts contain provisions not typically found in commercial contracts, including provisions that allow our clients to terminate or modify these contracts at the government’s convenience upon short notice. If a government client terminates one of our contracts for convenience, we may recover only our incurred and committed costs, settlement expenses, and any fee due on work completed prior to the termination, but not any revenues for work not yet performed. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we would have no right to seek lost fees or other damages. If a government client were to terminate, decline to exercise an option under, or curtail further performance under one or more of our significant contracts, our revenue and operating results would be materially harmed.

Adoption of new procurement practices or contracting laws, rules, and regulations, and changes in existing procurement practices or contracting laws, rules, and regulations could impair our ability to obtain new contracts and cause us to lose revenue and profit.

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

Contracts with federal agencies and departments accounted for approximately 49%, 27%, and 36% of our revenue for fiscal years 2006, 2007, and 2008, respectively (this figure for the six months ended June 30, 2009, was approximately 52%). The majority of the revenues of Macro, which we acquired on March 31, 2009, is derived from federal contracts. In addition, we believe that federal contracts will continue to be a significant source of our revenue and profit for the foreseeable future.

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

Among the key factors in maintaining our relationships with government agencies and departments (and other clients) are our performance on individual contracts, the strength of our professional reputation, and the relationships of our managers with client personnel. Because we have many contracts, we expect disagreements and performance issues with clients to arise from time to time. To the extent that such disagreements arise, our performance does not meet client expectations, our reputation or relationships with one or more key clients are impaired, or one or more important client personnel leave their employment, are transferred to other positions, or otherwise become less involved with our contracts, our revenue and operating results could be materially harmed. Our reputation could also be harmed if we work on or are otherwise associated with a project that receives significant negative attention in the news media or otherwise for any reason.

Ongoing and possible post-contract litigation, disputes, audits, reviews and investigations in connection with the recently expired Road Home contract expose us to many different types of liability, may divert management attention, and could increase our costs.

In June 2006, our subsidiary, ICF Emergency Management Services, LLC (“ICF EMS”), was awarded The Road Home contract by the State of Louisiana, Office of Community Development, to manage a program designed primarily to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina by providing them compensation for the uninsured, uncompensated damages they suffered from the hurricanes. The Road Home contract accounted for approximately 63% of our revenue in 2007, approximately 38% of our revenue in 2008, and approximately 18% of our revenue for the six months ended June 30, 2009. Although the contract expired on June 11, 2009, as scheduled, we expect it to be our largest contract for the year 2009.

The Road Home contract provided us with significant opportunities, but also created substantial risks, including adverse effects that might result if we cannot replace the revenue and profits from the contract, as well as the risk of fraud by employees, applicants and others, as with any compensation program. Some of these risks continue beyond the term of the contract. Further, because we have never wound down a contract of this size, we are subject to many risks in connection with its conclusion. We have outlined below the significant risks to which we believe we are subject specifically in connection with this contract’s conclusion and immediately thereafter.

We have a number of lawsuits pending and other claims made against us in connection with The Road Home contract, and others may be brought in the future. We have defended such actions vigorously and plan to continue to do so, but we have not prevailed in every case and may not prevail in future cases. Even the successful conclusion of such claims, however, will cause us to incur attorneys’ fees and other costs and will divert valuable management time and attention. Although the contract provides that, with several exceptions, we may charge as an expense under the contract reasonable costs and fees incurred in defending and paying claims brought by third parties arising out of our performance, there can be no assurance that all of our costs and fees will be reimbursed, and, to date, most of such costs and fees have not been reimbursed. Claims against us could be substantial and exceed the amounts of, or may not be covered by, available insurance. Such claims may include any of the following, among others:

•

Homeowners, rental housing owners, or others dissatisfied with the amount of money they have received from, or their treatment under, this program have taken action against the State of Louisiana and us, and more actions may be initiated, whether or not merited, including possible class action or other substantial litigation.

•

We have terminated most of our employees who worked on The Road Home contract, some earlier than initially anticipated due to the contract’s earlier acceleration. Some of those former employees have taken action against us, and more actions may be instituted, whether or not merited, including possible class action or other substantial litigation.

•

We and our subcontractors gathered and maintain sensitive information concerning potential and actual program participants. A claim or determination that we failed to maintain and secure such information properly or failed to take appropriate action to prevent fraud could result in substantial liability for us.

•

There is a risk that reimbursement will be sought from us, for example, for problems found with our services or the services of our subcontractors, including reimbursement for any excess amounts paid to grant recipients, whether or not any such reimbursement sought is consistent with the terms of the contract.

•	There is also the risk that the State of Louisiana will seek indemnification from us for certain liabilities pursuant to the contract.

In addition, The Road Home contract has been, and we expect it to continue to be, audited, investigated, reviewed, and monitored frequently by federal and state authorities and their representatives. These activities consume significant management time and effort; further, the contract provides that we are subject to audits for more than five years after the expiration of the contract. The large number of parties scrutinizing our performance under The Road Home contract significantly heightens the risk of adverse findings. Such findings from any audit, investigation, review, monitoring, or similar activity could subject us to civil and criminal penalties and administrative sanctions from state or federal authorities, including repayments of amounts already received under the contract, forfeiture of profits, suspension of payments, fines, claims for reimbursement for the costs resulting from any errors or omissions in our performance under the contract, and suspension or debarment from doing business with the State of Louisiana or federal agencies and departments, any of which could substantially adversely affect our reputation, our revenue and operating results, and the value of our stock.

As of June 30, 2009, we had an aggregate of billed and unbilled accounts receivable of approximately $14.2 million under The Road Home contract. The State of Louisiana is currently withholding payments of approximately $12.4 million due to us without specifying the reasons for most of the amount being withheld. Based on our current understanding, a substantial portion of the amount being withheld is for work performed by our subcontractors. As a result, we are withholding certain payments from our subcontractors, which may affect our relationships with them and may result in action by them against us. We cannot predict if and when the state will make the payments that have been withheld or if and when the state may decide to withhold other payments. The state’s failure to make these payments could have a substantial adverse effect on our reputation, relationships with other firms, cash flow, operating results, and stock price. Further, we may be subject to claims from both the State of Louisiana and our subcontractors.

Finally, we face the substantial challenge of replacing the revenue and profits from The Road Home contract. For all of its three-year duration, The Road Home contract was our largest contract, providing well over one-half of our revenue at its peak. We have embarked on numerous efforts to replace this revenue and the resulting profits, including several acquisitions, but there can be no assurance that these efforts will be successful. If these efforts are not successful, we would expect our operating results to suffer and our stock price could decline accordingly.

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

Our commercial business is heavily concentrated in the air transport and energy industries, which are highly cyclical. Our clients in these industries experience periods of relatively high demand followed by periods of relatively low demand. Their demand for our services has historically risen and fallen accordingly. We expect that demand for our services from commercial air transport and energy industry clients will decline when either industry experiences a downturn. Factors leading to a downturn in the air transport industry include a decline in general economic conditions, acts of terrorism or war, changes in the worldwide geopolitical climate, increases in the cost of energy, the financial condition of major airlines or airports, changes in weather patterns, and government regulations affecting the air transport industry. Other factors, some of them unforeseeable, could also affect the demand for our services to this industry. Factors that could cause a downturn in the energy industry include a decline in general economic conditions, changes in political stability in the Middle East and other oil producing regions, and government regulations affecting the energy sector. There are other factors, unrelated to the price of or demand for energy, that have affected demand for our services or may affect it in the future, such as the fate of a major corporation in the energy industry. Demand for our services from some parts of the commercial air transport industry and transaction-related work in the energy industry has, in fact, dropped during the current economic downturn.

We may not receive revenue corresponding to the full amount of our backlog, or may receive it later than we expect, which could materially and adversely affect our revenue and operating results.

The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based on factors such as the amount of revenue we have recently recognized on that contract, our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. In the case of contracts that may be renewed at the option of the client, we generally calculate backlog by assuming that the client will exercise all of its renewal options; however, the client may elect not to exercise its renewal options. In addition, federal contracts rely on congressional appropriation of funding, which is typically provided only partially at any point during the term of federal contracts, and all or some of the work to be performed under a contract may require future appropriations by Congress and the subsequent allocation of funding by the procuring agency to the contract. Our estimate of the portion of backlog that we expect to recognize as revenue in any future period is likely to be inaccurate because the receipt and timing of this revenue often depends on subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders and delivery orders, many of which are beyond our control. In addition, we may never receive revenue from some of the engagements that are included in our backlog, and this risk is greater with respect to unfunded backlog and backlog related to IDIQ contracts. Further, the actual receipt of revenue on engagements included in backlog may never occur or may change because client priorities could change, a program or project schedule could change, the program or project could be canceled, the government agency or other client could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified, or terminated. Although we adjust our backlog periodically to reflect modifications to or renewals of existing contracts, awards of new contracts, or approvals of expenditures, if we fail to realize revenue corresponding to our backlog, our revenue and operating results for the then current fiscal period, as well as future reporting periods, could be materially adversely affected.

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

We believe that our success depends on the continued contributions of the members of our senior management team, particularly Sudhakar Kesavan, our Chief Executive Officer; John Wasson, our Chief Operating Officer; and Alan Stewart, our Chief Financial Officer. We rely on our senior management to generate business and manage and execute projects and programs successfully. In addition, the relationships and reputation that many members of our senior management team have established and maintain with client personnel contribute to our ability to maintain good client relations and identify new business opportunities. Apart from our most senior executive officers, we do not generally have agreements with members of our senior management team providing for a specific term of employment. The loss of any member of our senior management could impair our ability to identify and secure new contracts, maintain good client relations, and otherwise manage our business. The loss or rumored loss of any member of our senior management could also adversely affect our stock price.

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

Growing through acquisitions is a key element of our business strategy, and we are constantly reviewing acquisition opportunities. These activities may involve significant costs, be disruptive, and/or not be successful. These activities will divert the attention of management from existing operations.

One of our strategies is to grow through selected acquisitions. We believe pursuing acquisitions actively is necessary for a public company of our size in our business. As a result, at any given time, we may be evaluating several acquisition opportunities. We may also have outstanding, at any time, one or more expressions of interest, agreements in principle, letters of intent, or similar agreements regarding potential acquisitions, which are subject to completion of due diligence and other significant conditions, as well as confidentiality agreements with potential acquisition targets. Our experience has been that potential acquisition targets demand confidentiality as a matter of course and allow relatively little due diligence before entering into a preliminary agreement in principle. We insist on including due diligence and other conditions in such preliminary agreements and engage in due diligence prior to executing definitive agreements regarding potential acquisitions. We find that potential acquisitions subject to preliminary agreements in principle often are not consummated, or are consummated on terms materially different than those to which parties initially agreed. Accordingly, our normal practice is not to disclose potential acquisitions until definitive agreements are executed and, in some cases, material conditions precedent are satisfied.

When we are able to identify an appropriate acquisition candidate, we may not be able to negotiate the price and other terms of the acquisition successfully or finance the acquisition on terms satisfactory to us. Our out-of-pocket expenses in identifying, researching, and negotiating potential acquisitions has been and will likely continue to be significant, even if we do not ultimately acquire identified businesses. In addition, negotiations of potential acquisitions and the integration of acquired business operations divert management attention away from day-to-day operations and may reduce staff utilization during a transition period.

When we undertake acquisitions, they may present integration challenges, fail to perform as expected, increase our liabilities, and reduce our earnings.

When we complete acquisitions, it may be difficult and costly to integrate the acquired businesses due to differences in the locations of personnel and facilities, differences in corporate cultures, disparate business models, or other reasons. If we are unable to integrate companies we acquire successfully, our revenue and operating results could suffer. In addition, we may not be successful in achieving the anticipated cost efficiencies and synergies from these acquisitions, which could include offering our services to existing clients of acquired companies or offering the services of acquired companies to our existing clients to increase our revenue and profit. In fact, our costs for managerial, operational, financial, and administrative systems may increase and be higher than anticipated. We may also experience attrition, including key employees of acquired and existing businesses, during and following integration of an acquired business into our Company. We could also lose business during any transition, whether related to this attrition or caused by other factors. Any attrition and/or loss of business could adversely affect our future revenue and operating results and prevent us from achieving the anticipated benefits of the acquisition. In addition, acquisitions of businesses or other material operations may require additional debt or equity financing or both, resulting in additional leverage or dilution of ownership, or both.

Businesses we acquire may have liabilities or adverse operating issues, or both, that we fail to discover through due diligence or the extent of which we underestimate prior to the acquisition. These may include failure to comply with, or other violations of, applicable laws, rules, or regulations or contractual or other obligations or liabilities. We, as the successor owner, may be financially responsible for, and may suffer harm to our reputation and otherwise be adversely affected by, such issues. An acquired business also may have problems with internal controls over financial reporting, which could in turn lead us to have significant deficiencies or material weaknesses in our own internal controls over financial reporting. These and any other costs, liabilities, and disruptions associated with any of our past acquisitions and any future acquisitions could harm our operating results.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of June 30, 2009, goodwill and purchased intangibles accounted for approximately $302.2 million and $37.3 million, or approximately 54% and 7%, respectively, of our total assets. We plan to continue acquiring businesses if and when opportunities arise, further increasing these amounts. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. Although we have to date determined that such assets have not been impaired, additional acquisitions and the current economic conditions could make impairment more likely in the future. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our balance sheet and book an impairment charge in our statement of earnings.

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

We operate in highly competitive markets and generally encounter intense competition to win contracts, task orders, and delivery orders. If we are unable to compete successfully for new business, our revenue and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. We also have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Our competitors may be able to compete more effectively for contracts and offer lower prices to clients, causing us to lose contracts, as well as lowering our profit or even causing us to suffer losses on contracts that we do win. Some of our subcontractors are also competitors, and some of them may in the future secure positions as prime contractors, which could deprive us of work we might otherwise have won under such contracts. Our competitors also may be able to provide clients with different and greater capabilities and benefits than we can provide in areas such as technical qualifications, past performance on relevant contracts, geographic presence, ability to keep pace with the changing demands of clients, and the availability of key personnel. Our competitors also have established or may establish relationships among themselves or with third parties or may, through mergers and acquisitions, increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge. In addition, our competitors may also be able to offer higher prices for attractive acquisition candidates, which could harm our strategy of growing through selected acquisitions.

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

We provide services to clients primarily under three types of contracts: time-and-materials contracts; cost-based contracts; and fixed-price contracts. In 2007, we derived approximately 55%, 9% and 36%, of our revenue from time-and-materials, cost-based, and fixed-price contracts, respectively. For 2008, the corresponding percentages were approximately 66%, 11% and 23%, respectively. For the six months ended June 30, 2009, the corresponding percentages were approximately 56%, 18%, and 26%. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract, which would adversely affect our operating results.

•

Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses, and we assume the risk that our costs of performance may exceed the negotiated hourly rates.

•

Under our cost-based contracts, which frequently cap many of the various types of costs we can charge and which impose overall and individual task order or delivery order ceilings, we are reimbursed for certain costs incurred, which must be allowable and at or below these caps and ceilings under the terms of the contract and applicable regulations. If we incur unallowable costs in the performance of a contract, the client will not reimburse those costs, and if our allowable costs exceed any of the applicable caps or ceilings, we will not be able to recover those costs. In some cases, we receive no fees.

•

Under fixed-price contracts, we perform specific tasks for a set price. Compared to cost-plus-fee contracts and time-and-materials contracts, fixed-price contracts involve greater financial risk because we bear the full impact of cost overruns.

In order to determine the appropriate revenue to recognize on our contracts in each accounting period, we must use judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. From time to time, facts develop that require us to revise our estimated total costs and revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. Provision for the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. As a result, our operating results could be affected by revisions to prior accounting estimates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Description of Critical Accounting Policies—Revenue Recognition.”

Our operating margins and operating results may suffer if cost-based contracts increase in proportion to our total contract mix.

Our clients typically determine which type of contract will be awarded to us. In the past, cost-based contracts have been the least profitable of our contract types. To the extent that we enter into more or larger cost-based contracts in proportion to our total contract mix, our indirect rates change for any reason, or we acquire companies with a large volume of cost-based contracts, our operating margins and operating results may suffer. We do not know how, if at all, our contract mix or our indirect rates will change in the future. The acquisition of Macro substantially increased the proportion of our work that is cost-based.

We have incurred substantial amounts of debt in the past and expect to incur additional debt, which could substantially reduce our profitability, limit our ability to pursue certain business opportunities, and reduce the value of our stock.

As a result of our business activities and acquisitions, we have incurred substantial debt in the past, and we expect to incur significant additional debt in the future. Such debt could increase the risks described herein and lead to other risks. The amount of our debt could have important consequences for our stockholders, such as:

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

Our continued success depends on our ability to raise capital on commercially reasonable terms when, and in the amounts, needed. If additional financing is required, including refinancing existing debt, there can be no assurances that we will be able to obtain such additional financing on terms acceptable to us and at the times required, if at all. In that case, we may be required to raise additional equity by issuing additional stock, alter our business plan materially, curtail all or part of our business expansion plans, or be subject to actions such as bankruptcy or other financial restructuring in the event of default. Any of these results could have a significant adverse effect on the value of our stock.

Our existing debt includes and our future debt will include covenants that restrict our activities and create the risk of defaults, which could impair the value of our stock.

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

In addition, our financing arrangements require us to maintain specified financial ratios and comply with financial tests. At times in the past, we have not fulfilled these covenants, maintained these ratios, or complied with these financial tests specified in our financial arrangements. At other times, we have only marginally fulfilled these covenants, maintained these ratios, or complied with these financial tests. At the times when we fail to fulfill or only marginally fulfill the requirements of debt covenants, our day-to-day business decisions may be affected. For example, concern over satisfying debt restrictions and covenants might cause us to forego contract bidding or acquisition opportunities or otherwise cause us to focus on short-term rather than long-term results. There is no assurance that we will be able to fulfill our debt covenants, maintain these ratios, or comply with these financial tests in the future.

Failure to comply with the restrictive covenants imposed by our financing arrangements, if not cured through performance or an amendment of the financing arrangements, could result in a default. In the event of a default, our lenders could, among other things: (i) declare all amounts borrowed to be due and payable, together with accrued and unpaid interest; (ii) terminate their commitments to make further loans; and/or (iii) proceed against the collateral securing obligations owed to them. In turn, such action by our lenders could lead to the bankruptcy, insolvency, financial restructuring, or liquidation of our Company.

Our international operations pose special and unusual risks to our profitability and operating results.

We have offices in London, Moscow, New Delhi, Rio de Janeiro, Toronto, and Beijing. We also perform work in other foreign countries, some of which have a history of political instability or may expose our employees and subcontractors to physical danger, and we expect to continue to expand our international operations and offices. One element of our strategy to improve our competitiveness is to perform some of our work in countries with lower cost structures, such as India. There can be no assurance, however, that this strategy will be successful. Moreover, this particular element of our strategy could create problems for our ability to compete for U.S. federal, state, or local government contracts, to the extent that the client agencies prefer or mandate that work under their contracts be executed in the United States or by U.S. citizens. In addition, expansion into new geographic regions requires considerable management and financial resources, the expenditure of which may negatively impact our results, and we may never see any return on our investment. Moreover, we are required to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prevents making payments to foreign officials in order to obtain or retain business. Some of our competitors may not be subject to FCPA restrictions. Our operations are subject to risks associated with operating in, and selling to and in, foreign countries, including, but not limited to, those listed elsewhere in this “Risk Factors” section and:

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

Moreover, a failure by one or more of our subcontractors to perform satisfactorily the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor. In some cases, we have limited involvement in the work performed by subcontractors and may have exposure as a result of problems caused by subcontractors. In addition, we may have disputes with our subcontractors that could impair our ability to execute our contracts as required and could otherwise increase our costs. Such disputes and problems with subcontractors could, among other things, cause us to lose future contracts, suffer negative publicity, or otherwise incur liability for performance deficiencies we did not create. In turn, these negative outcomes could have a material adverse effect upon our operations, our financial performance, and the value of our stock.

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

We derive a portion of our revenue from contracts under which we act as a subcontractor or form “teaming” arrangements in which we and other contractors jointly bid on particular contracts, projects, or programs. For 2007, our revenue as a subcontractor was approximately 6% of our revenue, for 2008, this figure was approximately 10% of revenue, and for the six months ended June 30, 2009, it was approximately 14% of revenue. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, result in a reduction of the amount of our work under or termination of that contract, and cause us not to obtain future work, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue and profit in the foreseeable future. Moreover, our revenue and operating results could be materially and adversely affected if any prime contractor or teammate does not pay our invoices in a timely fashion, chooses to offer products or services of the type that we provide, teams with other companies to provide such products or services, or otherwise reduces its reliance upon us for such products or services.

The diversity of the services we provide and the clients we serve may create actual, potential, and perceived conflicts of interest and conflicts of business that limit our growth and lead to liability for us.

Because we provide services to a wide array of both government and commercial clients, occasions arise where, due to actual, potential, or perceived conflicts of interest or business conflicts, we cannot perform work for which we are qualified. A number of our contracts contain limitations on the work we can perform for others, such as, for example, when we are assisting a government agency or department in developing regulations or enforcement strategies. Our internal procedure requires that, whenever a project we are pursuing may pose a conflict of interest, our Conflict of Interest Manager, or COI Manager, is notified prior to initiation of work. The COI Manager is then responsible for determining the extent of any possible conflict. As a result of these actions, we may determine that no actual or potential conflict is likely and pursuit of the project should proceed, the likelihood of actual or potential conflict is sufficiently great that we should not pursue the project at all, or there is an actual or potential conflict of interest that can be mitigated by an appropriately fashioned mitigation plan, which must then be created, approved by the client, and implemented. In addition, our managers work with each other to identify and resolve any potential conflicts of business. However, there can be no assurance that these processes will work properly. Actual, potential, and perceived conflicts limit the work we can do and, consequently, can limit our growth, adversely affect our operating results, and reduce the value of our Company. In addition, if we fail to address actual or potential conflicts properly or even if we simply fail to recognize a perceived conflict, we may be in violation of our existing contracts, may otherwise incur liability, and may lose future business for not preventing the conflict from arising, and our reputation may suffer. As we grow and further diversify our service offerings, client base, and geographic reach, actual, potential, and perceived conflicts will increase, further adversely affecting our operating results.

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

As we develop new services, new clients, and new practices, enter new lines of business, and focus more of our business on providing implementation and improvement services rather than advisory services, our risk of making costly mistakes increases.

We currently assist our clients both in advisory capacities and by helping them implement and improve solutions to their problems. As part of our corporate strategy, we are attempting to sell more services relating to implementation and improvement, and we are regularly searching for ways to provide new services to clients. In addition, we plan to extend our services to new clients, into new lines of business, and into new geographic locations. As we change our focus toward implementation and improvement; attempt to develop new services, new clients, new practice areas, and new lines of business; open new offices; and do business in new geographic locations, those efforts could harm our results of operations and could be unsuccessful.

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

Our success depends in part upon our internally developed technology and models, proprietary processes, and other intellectual property that we utilize to provide our services and incorporate in our products. If we are unable to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Federal clients typically retain a perpetual, world-wide, royalty-free right to use the intellectual property we develop for them in any manner they deem appropriate, including providing it to our competitors, at no cost, in connection with their performance of federal contracts. When necessary, we seek authorization to re-use intellectual property developed for the federal government or to secure export authorization. Federal clients may grant contractors the right to commercialize software developed with federal funding, but they are not required to do so. In any event, if we were to use improperly intellectual property even partially funded by the federal government, the government could seek damages and royalties from us, sanction us, and prevent us from working on future federal contracts. Similar actions could be taken against us if we improperly use intellectual property belonging to other clients.

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

In addition, we need to invest in our intellectual property regularly to maintain it, keep it up to date, and improve it. There can be no assurance that we will be able to do so in a timely manner, effectively, efficiently, or at all. To the extent we do not maintain and improve our intellectual property, our reputation may be damaged, we may lose business, and we may subject the Company to costly claims that we have failed to perform our services properly.

We may be harmed by intellectual property infringement claims.

We may become subject to claims from our employees and third parties who assert that intellectual property we use in delivering services and business solutions to our clients infringe upon their intellectual property rights. Our employees develop much of the intellectual property that we use to provide our services and business solutions to our clients, but we also engage third parties to assist us and we license technology from other vendors. If our vendors, employees, or third parties assert claims that we or our clients are infringing on their intellectual property, we could incur substantial costs to defend those claims, even if we prevail. In addition, if any of these infringement claims are ultimately successful, we could be required to:

•	pay substantial damages;

•	cease selling and using products and services that incorporate the challenged intellectual property;

•	obtain a license or additional licenses from our vendors or other third parties, which may not be available on commercially reasonable terms or at all; and/or

•	redesign our products and services that rely on the challenged intellectual property, which may be very expensive or commercially impractical.

Any of these outcomes could further adversely affect our operating results.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in technology use by our clients is not as rapid as in the past.

Our success depends, partly, on our ability to develop and implement technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards, and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. In addition, the costs we incur in anticipation or response may be substantial and may be greater than we expect, and we may never recover these costs. Also, our clients and potential clients may slow the growth in their use of technology and/or technologies developed by our competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our revenue or profits or ability to obtain and complete client engagements successfully.

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

The stock market in general has been highly volatile, as has the market price of our common stock. The market price of our common stock is likely to continue to be volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed elsewhere in this “Risk Factors” section and others including, but not limited to:

•	statements or actions by clients, government officials (even if they are not our clients), securities analysts, and others;

•	commencement, completion, and termination of contracts, any of which can cause us to incur significant expenses without corresponding payments or revenue, during any particular quarter;

•	changes in our staff utilization rates, which can be caused by various factors outside our control, including inclement weather that prevents our staff from traveling to work sites;

•	failure by Congress or other governmental authorities to approve budgets in a timely fashion;

•	changes or perceived changes in the professional services industry in general and the government services industry in particular;

•	military and other actions related to international conflicts, wars, or otherwise;

•	timing of significant costs and investments, such as bid and proposal costs or the costs involved in planning or making acquisitions;

•	variations in purchasing patterns under our contracts;

•	our contract mix and the extent we use subcontractors, and changes in either;

•	strategic decisions by us or our competitors, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, and changes in business strategy; and

•	federal and state government and other clients’ priorities and spending, both generally and by our particular clients.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Our principal investor has significant influence over the Company, which could result in actions of which other stockholders do not approve.

Our principal stockholder, CM Equity Partners, L.P. and its affiliated partnerships (“CMEP”), own approximately 20% of our outstanding common stock. As a result, CMEP has influence over the outcome of all matters on which our stockholders vote, including the election of directors, amendments to our certificate of incorporation and bylaws, and mergers and other business combinations. CMEP’s interests may not be aligned with the interests of our other investors. This concentration of ownership and voting power may also delay or prevent a change in control of our Company, could prevent other stockholders from receiving a premium over the market price, or reduce any such premium if a change in control is proposed, and could otherwise adversely affect the price of our stock.

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

A substantial number of shares of our common stock have recently been distributed by our primary investor and become eligible for sale, and more may be distributed in the future, which could cause our common stock price to decline significantly.

If our stockholders sell, or the market perceives that our stockholders intend to sell, substantial amounts of our common stock in the public market, the market price of our common stock could decline significantly. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. Our primary investor, CMEP, has recently made three distributions of our common stock held by CMEP to its limited partners, which were then eligible for sale by the limited partners, as follows: approximately 1.4 million shares on November 19, 2008; approximately 1.2 million shares on April 24, 2009; and 1.5 million shares on June 30, 2009, for a total of approximately 4.1 million shares. We do not control the actions of CMEP and cannot predict whether or when CMEP may make further distributions from its remaining 20% ownership, or the impact any such distribution may have on our share price.

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

Our charter documents also contain other provisions that could have an anti-takeover effect. These provisions:

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

From our IPO through June 30, 2009, the price of our common stock was substantially higher than the net tangible book value per share of our outstanding common stock. In addition, we have offered, and we expect to continue to offer, stock to our employees and directors. Such stock may be offered to our employees and directors at prices below the then current market prices. Our employee stock purchase plan allows employees to purchase our stock at a discount to the market price. Most options issued in the past have had per-share exercise prices below the recent price of our stock. As of June 30, 2009, there were 386,187 shares of common stock issuable upon exercise of outstanding stock options at a weighted-average exercise price of $9.49 per share. Additional options may be granted to employees and directors in the future at per-share exercise prices below the then current market prices.

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

Issuances of Common Stock. For the three months ended June 30, 2009, a total of 1,477 shares of unregistered stock, valued at $34,695, were issued to four directors of the Company in lieu of cash for director fee compensation. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. During the three months ended June 30, 2009, the Company purchased 25,393 shares of common stock for $676,241 in exchange for the payment of withholding taxes and exercise price due upon the exercise of options and the vesting of restricted stock. The average fair value of the common stock was $26.63 per share.

The following table summarizes stock repurchases for the three months ended June 30, 2009:

Period	(a) Total Numbers of Shares Purchased	(b) Average Price Paid per Share		(c) Total Number of Shares Purchased as Part of Publicity Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	23,613	$26.69	$630,230.97	None	None
May 1 – May 30	1,780	$25.85	$46,009.68	None	None
June 1 – June 30	—	—	—	None	None
Total	25,393	$26.63	$676,240.65	None	None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of the Stockholders of the Company was held on June 4, 2009. The results of the vote on the matters presented at the meeting on that date were as follows:

1.	The following individuals were elected as directors, each for a three-year term, by the following votes:

		Votes For	Votes Withheld
2.	Richard Feldt	13,892,577	78,423
	Joel R. Jacks	10,126,376	3,844,624
	Sudhakar Kesavan	13,346,789	624,211

3.	The appointment of Grant Thornton LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009, was ratified by the stockholders by the following vote:

Votes For	Votes Against	Abstain
13,903,597	66,755	646

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Exhibit
2.1	Stock Purchase Agreement by and among ICF Consulting Group, Inc., ICF International, Inc., info GROUP Inc., and Opinion Research Corporation dated as of March 27, 2009, and completed on April 1, 2009 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 8-K, filed April 6, 2009).

3.1	Amended and Restated Bylaws (Incorporated by reference to the Company’s Form 8-K, filed April 22, 2009).

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 7, 2009	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

August 7, 2009	By:	/s/ ALAN R. STEWART
Alan R. Stewart
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

August 7, 2009	By:	/s/ SCOTT E. BRESLER
Scott E. Bresler
Controller and Principal Accounting Officer