Form 10-Q
period 2009-09-30
ICF International, Inc.
filed 2009-11-06
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009

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

As of October 30, 2009, there were 15,566,237 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2009

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS AT

SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008

(in thousands)

Assets

	September 30, 2009	December 31, 2008
	(Unaudited)

Current Assets:
Cash and cash equivalents	$9,250	$1,536
Contract receivables, net	167,104	150,778
Prepaid expenses and other	6,996	4,507
Income tax receivable	5,017	3,530
Restricted cash	—	2,180
Deferred income taxes	4,995	4,186

Total current assets	193,362	166,717

Total property and equipment, net	23,563	13,373
Other assets:
Goodwill	301,832	198,724
Other intangible assets, net	34,150	16,844
Restricted cash	2,104	2,078
Other assets	6,804	3,281

Total assets	$561,815	$401,017

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	September 30, 2009	December 31, 2008
	(Unaudited)

Current Liabilities:
Accounts payable	$25,391	$27,740
Accrued expenses	25,204	35,295
Accrued salaries and benefits	37,127	27,405
Deferred revenue	16,347	12,352

Total current liabilities	104,069	102,792

Long-term liabilities:
Long-term debt	210,000	80,000
Deferred rent	2,109	2,361
Deferred income taxes	13,227	10,849
Other	4,563	2,098

Total Liabilities	333,968	198,100
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 15,497,065 and 15,188,320 issued; and 15,448,464 and 15,106,522 outstanding as of September 30, 2009, and December 31, 2008, respectively	15	15
Additional paid-in capital	129,202	120,550
Treasury stock, at cost	(1,395)	(1,474)
Accumulated other comprehensive loss	(252)	(272)
Stockholder notes receivable	—	(12)
Retained earnings	100,277	84,110

Total stockholders’ equity	227,847	202,917

Total liabilities and stockholders’ equity	$561,815	$401,017

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Gross Revenue	$167,071	$176,281	$500,338	$535,493
Direct Costs	101,610	115,421	304,758	355,138
Operating costs and expenses:
Indirect and selling expenses	50,430	44,251	151,417	128,344
Depreciation and amortization	2,550	1,706	6,608	3,891
Amortization of intangible assets	3,159	2,241	8,066	6,442

Total operating costs and expenses	56,139	48,198	166,091	138,677

Operating Income	9,322	12,662	29,489	41,678
Interest expense	(1,471)	(785)	(3,707)	(3,032)
Other income (expense)	65	67	425	15

Income before taxes	7,916	11,944	26,207	38,661
Provision for income taxes	2,800	5,076	10,040	16,080

Net income	$5,116	$6,868	$16,167	$22,581

Earnings per Share:
Basic	$0.33	$0.47	$1.06	$1.55

Diluted	$0.32	$0.45	$1.03	$1.48

Weighted-average Shares:
Basic	15,299	14,631	15,187	14,570

Diluted	15,844	15,283	15,708	15,209

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(in thousands)

	Nine months ended September 30,
	2009	2008
Cash flows from operating activities
Net income	$16,167	$22,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,674	10,333
Non-cash compensation	5,680	4,827
(Gain) loss on disposal of fixed assets	(7)	122
Deferred income taxes	1,569	(4,736)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	18,453	51,932
Prepaid expenses and other	(2,797)	327
Accounts payable	(5,685)	(55,083)
Accrued expenses	(14,580)	(7,685)
Accrued salaries and benefits	2,379	543
Deferred revenue	1,421	(3,887)
Income tax receivable	(1,082)	36
Deferred rent	26	569
Other liabilities	(159)	(3,738)

Net cash provided by operating activities	36,059	16,141

Cash flows from investing activities
Capital expenditures	(5,717)	(9,257)
Capitalized software development costs	(333)	(245)
Payments for business acquisitions, net of cash acquired	(156,902)	(51,334)

Net cash used in investing activities	(162,952)	(60,836)

Cash flows from financing activities
Advances from working capital facilities	254,404	227,878
Payments on working capital facilities	(124,404)	(185,265)
Restricted cash	2,154	1,024
Debt issue costs	(630)	(1,311)
Proceeds from exercise of options	2,484	1,200
Tax benefits of stock option exercises	2,380	2,047
Net payments for stockholder issuances and buybacks	(1,801)	(676)

Net cash provided by financing activities	134,587	44,897
Effect of Exchange Rate on Cash	20	(236)

Net increase (decrease) in cash and cash equivalents	7,714	(34)
Cash and cash equivalents, beginning of period	1,536	2,733

Cash and cash equivalents, end of period	$9,250	$2,699

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,710	$2,714

Income taxes	$7,367	$20,694

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share data)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of ICF International, Inc. (“ICFI”) and its subsidiaries (collectively, the “Company”) results for the three-month and nine-month periods ended September 30, 2009, and September 30, 2008. Operating results for the three-month and nine-month periods ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2008, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 13, 2009. As recently required by the Financial Accounting Standards Board (“FASB”), these unaudited consolidated financial statements reference the FASB Accounting Standards Codification (“ASC”). The ASC has become the source of authoritative U.S. GAAP. The ASC only changes the referencing of financial accounting standards and does not change or alter existing U.S. GAAP. The Company evaluated subsequent events through November 5, 2009, the date this Quarterly Report on Form 10-Q was filed.

Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include all of the Company’s accounts. The Company provides management, technology, and policy professional services in the areas of energy, environment, and infrastructure; health, human services, and social programs; and homeland security and defense. The Company’s major clients are state and United States (“U.S.”) government agencies, especially the Department of Health and Human Services (“HHS”), Department of Defense (“DoD”), Environmental Protection Agency (“EPA”), Department of State (“DOS”), Department of Homeland Security (“DHS”), Department of Transportation (“DOT”), Department of Justice (“DOJ”), Department of Housing and Urban Development (“HUD”), and Department of Energy (“DOE”); commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms; and other government organizations throughout the U.S. and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

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

The acquisition was accounted for as a purchase in accordance with the provisions of ASC 805, Business Combinations. The aggregate purchase price of approximately $157.6 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by the Company’s revolving credit facility. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $129.5 million. The Company has allocated approximately $104.1 million to goodwill and $25.4 million to other intangible assets. The intangible assets consist of approximately $24.6 million of customer-related intangibles that are being amortized over seven years, and $0.8 million of marketing-related intangibles that are being amortized over 9 months. Macro was purchased under the election provisions of Internal Revenue Code 338(h)(10), and therefore, goodwill and the amortization of intangibles are deductible for tax purposes over a fifteen-year period and will generate deferred taxes. The results of operations for Macro are included in the Company’s statement of earnings after March 31, 2009.

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

The fair values as reported below represent management’s estimates of the fair values as of the acquisition date.

The purchase price allocation is as follows:

Cash	$75
Contract receivables	36,585
Other current assets	633
Customer-related intangibles	24,574
Marketing-related intangibles	797
Goodwill	104,126
Other Assets	134
Property and equipment	5,274

Total assets	172,198

Accounts payable	3,209
Accrued salaries and benefits	7,342
Accrued expenses	1,483
Billings in excess of costs	2,574
Total liabilities	14,608

Net assets	$157,590

Since the acquisition date, revenue from Macro, included in the consolidated statement of earnings, was approximately $71.5 million, based on the revenue from contracts in its name. We do not intend to maintain Macro as a separate stand-alone operation and have been in the process of integrating its operations and projects, including line and staff personnel, into the rest of the Company. We are also determining the impact this new business will have on our current cost structure pursuant to federal contracting guidance; therefore, it is impractical to provide earnings information for Macro.

Pro forma Information (Unaudited)

The following unaudited condensed pro forma information presents combined financial information as if the acquisition of Macro had been effective at the beginning of each nine-month period presented. The pro forma information includes adjustments reflecting changes in the amortization of intangibles, profit-sharing expense, acquisition-related expense, and interest expense, and records income tax effects as if Macro had been included in the Company’s results of operations:

	Nine Months Ended September 30,
	2009	2008

Revenue	$535,778	$648,975
Operating income	$32,452	$49,947
Net Income	$17,764	$26,865

Earnings per share:
Basic earnings per share	$1.17	$1.84
Diluted earnings per share	$1.13	$1.77

Note 3. Contract Receivables

Contract receivables consisted of the following:

	September 30, 2009	December 31, 2008
Billed	$124,484	$110,505
Unbilled	46,990	43,651
Allowance for doubtful accounts	(4,370)	(3,378)

Contract receivables, net	$167,104	$150,778

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

Note 5. Debt

As of September 30, 2009, the Company had $210.0 million in debt outstanding. During the three months ended September 30, 2009, the Company decreased its net borrowings by $11.7 million on its revolving credit facility. The change in debt outstanding reflects the Company’s borrowing and repaying funds for working capital purposes from time to time. The Company entered into the Second Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on February 20, 2008, with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (until February 20, 2013) under a revolving line of credit. This Credit Facility is collateralized by substantially all the assets of the Company, and requires that the Company remain in compliance with certain financial ratios, as well as other restrictive covenants. As of September 30, 2009, the Company was in compliance with all these covenants. On March 31, 2009, the Company amended this Credit Facility to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins the Company pays to borrow funds under this Credit Facility. The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. These interest rates ranged from 2.50% to 2.57% during the quarter. The unused Credit Facility as of September 30, 2009, was $63.7 million.

Note 6. Accounting for Stock-Based Compensation

Stock Incentive Plans

On June 25, 1999, the Company adopted the ICF Consulting Group, Inc. Management Stock Option Plan (the “1999 Plan”), which expired in June 2009. The 1999 Plan provided for the granting of straight and incentive awards to employees of the Company to purchase shares of the Company’s common stock. A total of 222,998 options remain outstanding under the 1999 Plan.

Effective with the Company’s initial public offering of stock in September 2006, a long-term equity incentive plan (the “2006 Plan”) was adopted. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other incentive awards, including restricted stock units and cash incentives. Under the 2006 Plan, the Company may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of the Company’s fiscal years, beginning in 2007, equal to three percent (3%) of the number of outstanding shares of common stock outstanding as of January 1 or a lesser amount as determined by the Board of Directors (the “evergreen provision”). Under this evergreen provision, the Board of Directors authorized increases of (a) 453,195 shares as of March 10, 2009, which was three percent (3%) of the number of shares outstanding as of January 1, 2009, (b) 217,973 shares as of March 10, 2008, which was one and one-half percent (1.5%) of its shares of common stock outstanding as of January 1, 2008, and (c) 416,241 shares as of January 1, 2007, which was three percent (3%) of the number of shares outstanding as of that date. Individuals eligible to participate in the 2006 Plan include all officers and key employees of the Company, as determined by the Compensation Committee of the Board of Directors, and all non-employee directors.

Stock-Based Compensation

The Company recognized stock-based compensation expense of $5.7 million for the nine months ended September 30, 2009, and $4.8 million for the nine months ended September 30, 2008, which is included in indirect and selling expenses.

As of September 30, 2009, and September 30, 2008, there was $11.0 million and $11.7 million, respectively, of total unrecognized compensation expense related to unvested stock-based compensation agreements. Unrecognized compensation expense is recognized ratably over the vesting period of such stock-based payment arrangements ranging from three to five years. The excess tax benefits totaled approximately $2.4 million and $2.0 million for the nine months ended September 30, 2009, and September 30, 2008, respectively.

Stock Options

All stock options granted through 2006 were granted under the 1999 Plan. All stock options granted in 2007 and 2008 were under the 2006 Plan. No stock options were granted during the nine months ended September 30, 2009. The aggregate intrinsic value of options outstanding and exercisable at September 30, 2009, was $6.3 million. The aggregate intrinsic value of options outstanding but unvested at September 30, 2009, was $0.8 million.

Compensation expense related to options under the fair value method was $0.4 million for both the nine months ended September 30, 2009, and September 30, 2008. Unrecognized expense related to options was $0.3 million and $0.8 million for the nine months ended September 30, 2009, and September 30, 2008, respectively.

The following table depicts stock option activity for the nine months ended September 30, 2009:

	Options Outstanding
	Shares	Weighted-Average Exercise Price
As of December 31, 2008	658,832	$10.19
Options forfeited or cancelled	(4,333)	15.24
Options exercised	(281,501)	8.83

As of September 30, 2009	372,998	$11.16

Information regarding stock options outstanding as of September 30, 2009, is summarized below:

		OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
			Weighted
			Average
		Number	Remaining	Weighted	Number	Weighted
Range of		Outstanding	Contractual	Average	Exercisable	Average
Exercise	Prices	As of 09/30/09	Term (in yrs.)	Exercise Price	As of 09/30/09	Exercise Price

$ 5.00	$ 5.00	56,370	0.97	$5.00	56,370	$5.00
$ 6.00	$ 6.00	12,000	1.25	$6.00	12,000	$6.00
$ 6.10	$ 6.10	87,628	2.79	$6.10	87,628	$6.10
$ 7.34	$ 7.34	45,500	4.81	$7.34	45,500	$7.34
$ 9.05	$ 9.05	21,500	6.50	$9.05	21,500	$9.05
$18.31	$18.31	150,000	7.48	$18.31	83,334	$18.31

$ 5.00	$18.31	372,998	4.81	$11.16	306,332	$9.61

Restricted Stock Awards

Pursuant to the 2006 Plan, the Company awarded an aggregate of 4,086 restricted stock awards (“RSAs”) to members of its board of directors during the nine months ended September 30, 2009, which vested immediately. The average grant date fair value of these RSAs was $23.49. Compensation expense computed under the fair value method was $0.6 million for the nine months ended September 30, 2009, and $0.4 million for the nine months ended September 30, 2008. Unrecognized compensation expense related to

RSAs was approximately $0.1 million and $0.6 million for the nine months ended September 30, 2009, and September 30, 2008, respectively.

Restricted Stock Units

Pursuant to the 2006 Plan, the Company awarded an aggregate of 277,193 restricted stock units (“RSUs”) to employees during the nine months ended September 30, 2009. The RSUs vest over three to five years and are being expensed on a straight-line basis. When an RSU vests, one share of stock is issued to the employee for each RSU he or she holds. The RSUs were valued based on the grant date value of a share of the Company’s common stock. The weighted-average grant date fair value of the RSUs was $25.45 per share.

Compensation expense related to RSUs computed under the fair value method was $4.7 million for the nine months ended September 30, 2009, and $4.0 million for the nine months ended September 30, 2008. Unrecognized expense related to RSUs was $10.6 million and $10.4 million for the nine months ended September 30, 2009, and September 30, 2008, respectively.

The activity related to RSUs during the nine months ended September 30, 2009, was as follows:

Shares
Outstanding December 31, 2008	623,671
Granted	277,193
Vested	(125,120)
Forfeited	(29,591)

Outstanding September 30, 2009	746,153

Note 7. Income Taxes

For the nine months ended September 30, 2009, the Company decreased the $1.2 million of unrecognized tax benefits at December 31, 2008, by $0.3 million related to previously unrecognized foreign tax credits. The gross unrecognized tax benefits at September 30, 2009, were $1.2 million, with an offsetting tax benefit for unrecognized foreign tax credits of $0.3 million; the $0.9 million of the net unrecognized tax benefits, if recognized, would affect the effective tax rate.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2006 through 2008 tax years remain subject to examination by the Internal Revenue Service and the 2004 through 2008 tax years generally remain subject to examination by state authorities. The Company does not anticipate a significant increase or decrease to total unrecognized tax benefits during the next 12 months.

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. For the nine months ended September 30, 2009, the Company recognized approximately $0.3 million of penalties and interest.

Effective January 1, 2009, the Company had made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of our controlled foreign subsidiaries because we consider these earnings to be permanently invested.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Net Income	$5,116	$6,868	$16,167	$22,581

Weighted-average number of basic shares outstanding during the period	15,299	14,631	15,187	14,570
Dilutive effect of stock options, restricted stock and RSUs	545	652	521	639

Weighted-average number of diluted shares outstanding during the period	15,844	15,283	15,708	15,209

Basic earnings per share	$0.33	$0.47	$1.06	$1.55

Diluted earnings per share	$0.32	$0.45	$1.03	$1.48

Note 9. Recent Pronouncements

Effective July 1, 2009, the Company adopted ASC 105-10, Generally Accepted Accounting Principles — Overall (“ASC 105-10”). ASC 105-10 establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. The ASC superseded all existing non-SEC accounting and reporting standards. Where the Company would previously have made reference to the FASB guidance in its Quarterly Report on Form 10-Q, the references now reflect corresponding topics of the ASC.

In December 2007, the FASB revised the provisions of ASC 810, Consolidation, to require that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. This Topic was also changed to require that, once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to identify and distinguish clearly between the interests of the parent and the interests of the noncontrolling owners. This change was effective for the Company beginning January 1, 2009, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The Company has no material existing minority interests; therefore, the adoption of this change has not had a material effect on its financial statements and related disclosures, and the Company does not expect that it will have a material effect in the future.

In June 2009, the FASB revised the provisions of ASC 810-10-05, Consolidations-Variable Interest Entities, to require a comprehensive qualitative analysis to be preformed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity and to require that the same analysis be applied to entities previously designated as qualified special-purpose entities. This change is effective for an entity’s first annual reporting period that begins after November 15, 2009. The Company does not believe that adoption of this change will have an impact on its financial position, results of operations, or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to:

•	changes in the economic and political climate that may affect spending patterns and priorities of our clients;

•	failure by Congress or other governmental bodies to approve budgets in a timely fashion;

•	our dependence on contracts with state and federal government agencies and departments for the majority of our revenue;

•	uncertainty as to what extent we will be able to replace the revenue generated by our concluded contract with the State of Louisiana, Office of Community Development (“The Road Home contract”);

•	results of government audits and investigations;

•	effects of the economic downturn on the air transportation and energy sectors;

•	failure to receive the full amount of our backlog;

•	loss of members of management or other key employees;

•	difficulties implementing our acquisition strategy; and

•	difficulties expanding our service offerings and client base.

Additional factors that may affect our results are discussed in Part II, Item 1A entitled “Risk Factors.” Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report on Form 10-Q. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

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

Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including HHS, DoD, EPA, DOS, DHS, DOT, DOJ, HUD, and DOE. U.S. federal government clients generated approximately 57% of our revenue for the nine months ended September 30, 2009, and approximately 36% of our 2008 revenue. State and local government clients generated approximately 23% of our revenue for the nine months ended September 30, 2009, and approximately 47% of our 2008 revenue. The Road Home contract, which accounted for most of our state and local revenue for its three-year duration, ended as scheduled on June 11, 2009. We also serve commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms. Our commercial and international clients, including government clients outside the United States, generated approximately 20% of our revenue for the nine months ended September 30, 2009, and 17% of our revenue in 2008. We have successfully worked with many of our clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

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

•

Fixed-Price Contracts. Revenue for fixed-price contracts is recognized when earned, generally as work is performed. Services performed vary from contract to contract and are not always uniformly performed over the term of the arrangement. We recognize revenue in a number of different ways on fixed-price contracts, including:

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

Goodwill and the amortization of intangible assets

Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill, in accordance with ASC 805, Business Combinations. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives to their estimated residual values, and are also required to be reviewed for impairment if events or circumstances warrant such a review.

We have elected to perform the annual goodwill impairment review, as of September 30 of each year, during the fourth quarter. For purposes of performing this test, we have determined that we have only one reporting unit. We employed market-based methods of determining fair value of the reporting unit consisting of our market capitalization and analysis of guideline public companies. Based upon management’s most recent review, including analysis provided by a valuation specialist from an investment bank, we determined that no goodwill impairment charge was required for 2008. Historically, there have been no goodwill impairment charges recorded by the Company.

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. To date, there have been no impairment charges recorded by the Company.

Recent pronouncements

Effective July 1, 2009, we adopted ASC 105-10, which establishes the ASC as the source of authoritative accounting principles recognized by the FASB to be applied by non-governmental entities in the preparation of financial statements in conformity with U.S. GAAP. The ASC superseded all existing non-SEC accounting and reporting standards. Where we would previously have made reference to the FASB guidance in our Quarterly Report on Form 10-Q, the references now reflect corresponding topics of the ASC.

In December 2007, the FASB revised the provisions of ASC 810, Consolidation, to require that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. This Topic was also changed to require that, once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to identify and distinguish clearly between the interests of the parent and the interests of the noncontrolling owners. This change was effective for us beginning January 1, 2009, and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. We have no material existing minority interests; therefore, the adoption of this change has not had a material effect on our financial statements and related disclosures, and we do not expect that it will have a material effect in the future.

In June 2009, the FASB revised the provisions of ASC 810-10-05, Consolidations-Variable Interest Entities, to require a comprehensive qualitative analysis to be preformed to determine whether a holder of variable interests in a variable interest entity also has a controlling financial interest in that entity and to require that the same analysis be applied to entities previously designated as qualified special-purpose entities. This change is effective for an entity’s first annual reporting period that begins after November 15, 2009. We do not believe that adoption of this change will have an impact on its financial position, results of operations, or cash flows.

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

Non-cash compensation

The Company recognized stock-based compensation expense of $1.9 million and $5.7 million in the three months and nine months ended September 30, 2009, respectively, which is included in indirect and selling expenses.

As of September 30, 2009, there was $11.0 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements. Such unrecognized compensation expense will be recognized ratably over three to five years.

Depreciation and amortization

Depreciation and amortization include the depreciation of computers, furniture, and other equipment; the amortization of the costs of internal software, leasehold improvements, and intangible assets arising from acquisitions.

INCOME TAX EXPENSE

Our effective tax rate was 38.3% for the nine months ended September 30, 2009. The non-recurring release of valuation allowances and non-recurring reductions to prior year permanent differences were offset by current year permanent tax differences related to expenses not deductible for tax purposes in the nine months ended September 30, 2009, to produce a tax rate similar to the combined federal and state statutory tax rate.

RESULTS OF OPERATIONS

Three Months ended September 30, 2009, compared to Three Months ended September 30, 2008

The following table sets forth certain items from our unaudited consolidated statements of operations and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Year-to-Year Change
					Three Months Ended September 30,
	2009	2008	2009	2008	2008 to 2009
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Revenue	$167,071	$176,281	100.0%	100.0%	$(9,210)	(5.2)%
Direct Costs	101,610	115,421	60.8%	65.5%	(13,811)	(12.0)%
Operating Expenses
Indirect and selling expenses	50,430	44,251	30.2%	25.0%	6,179	14.0%
Depreciation and amortization	2,550	1,706	1.5%	1.0%	844	49.5%
Amortization of intangible assets	3,159	2,241	1.9%	1.3%	918	41.0%

Total Operating Expenses	56,139	48,198	33.6%	27.3%	7,941	16.5%

Earnings from Operations	9,322	12,662	5.6%	7.2%	(3,340)	(26.4)%
Other (Expense) Income
Interest expense	(1,471)	(785)	(0.9)%	(0.4)%	(686)	87.4%
Other	65	67	0.0%	0.0%	(2)	(3.0)%

Income before Income Taxes	7,916	11,944	4.7%	6.8%	(4,028)	(33.7)%
Income Tax Expense	2,800	5,076	1.7%	2.9%	(2,276)	(44.8)%

Net Income	$5,116	$6,868	3.0%	3.9%	$(1,752)	(25.5)%

Revenue. Revenue for the three months ended September 30, 2009, was $167.1 million, compared to $176.3 million for the three months ended September 30, 2008, representing a decrease of $9.2 million or 5.2%. The decrease was primarily due to a reduction in revenue of $60.0 million associated with the conclusion of The Road Home contract in June 2009. The decrease in revenue on The Road Home contract was partially offset by: (1) revenue associated with the operations of Macro acquired earlier this year, and (2) growth in other contracts of $15.9 million.

Direct costs. Direct costs for the three months ended September 30, 2009, were $101.6 million, or 60.8% of revenue, compared to $115.4 million, or 65.5% of revenue, for the three months ended September 30, 2008. The decrease was primarily due to the activities associated with The Road Home contract. The decrease was partially offset by direct costs associated with the operations of Macro and an increase in direct costs associated with growth in other contracts. The decrease in direct costs as a percentage of revenue was primarily attributable to the conclusion of The Road Home contract, which consisted of relatively more work performed by subcontractors, and increased revenue from Macro and other contracts, which had a relatively lower direct cost component.

Indirect and selling expenses. Indirect and selling expenses for the three months ended September 30, 2009, were $50.4 million, or 30.2% of revenue, compared to $44.3 million, or 25.0% of revenue for the three months ended September 30, 2008. The increase in indirect and selling expenses was due principally to indirect costs associated with the operations of Macro. The increase in indirect costs as a percentage of revenue for the three months ended September 30, 2009, was primarily attributable to a change in contract mix. Revenue from The Road Home contract was partially replaced by revenue from Macro and organic growth, which has a relatively higher indirect cost component.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2009, was $2.6 million, or 1.5% of revenue, compared to $1.7 million, or 1.0% of revenue for the three months ended September 30, 2008. This 49.5% increase in depreciation and amortization resulted primarily from the increase in capital expenditures last year and depreciation related to Macro.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2009, was $3.2 million, or 1.9% of revenue, compared to $2.2 million, or 1.3% of revenue for the three months ended September 30, 2008. The increase in amortization expense was primarily due to the amortization of intangibles related to the Macro acquisition, partially offset by a decrease in amortization expense related to other acquisitions.

Earnings from Operations. For the three months ended September 30, 2009, earnings from operations were $9.3 million, or 5.6% of revenue, compared to $12.7 million, or 7.2% of revenue for the three months ended September 30, 2008. Earnings from operations in total and as a percentage of revenue decreased primarily due to increased depreciation and amortization expense and the net decrease in the volume of revenue.

Interest expense. For the three months ended September 30, 2009, interest expense was $1.5 million, compared to $0.8 million for the three months ended September 30, 2008. The increase was due primarily to an increase in debt associated with the acquisition of Macro, partially offset by lower interest rates.

Income tax expense. Our effective income tax rate for the three months ended September 30, 2009, was 35.4% compared to 42.5% for the three months ended September 30, 2008. The lower effective rate in 2009 was attributable to the expiration of the federal statute of limitations with respect to the 2005 tax year and non-recurring prior year adjustments related to permanent tax adjustments, partially offset by a lower tax credit in 2009.

Nine Months ended September 30, 2009, compared to Nine Months ended September 30, 2008

The following table sets forth certain items from our unaudited consolidated statements of operations and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Nine Months Ended September 30,				Year-to-Year Change
					Nine Months Ended September 30,
	2009	2008	2009	2008	2008 to 2009
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Revenue	$500,338	$535,493	100.0%	100.0%	$(35,155)	(6.6)%
Direct Costs	304,758	355,138	60.9%	66.3%	(50,380)	(14.2)%
Operating Expenses
Indirect and selling expenses	151,417	128,344	30.3%	24.0%	23,073	18.0%
Depreciation and amortization	6,608	3,891	1.3%	0.7%	2,717	69.8%
Amortization of intangible assets	8,066	6,442	1.6%	1.2%	1,624	25.2%

Total Operating Expenses	166,091	138,677	33.2%	25.9%	27,414	19.8%

Earnings from Operations	29,489	41,678	5.9%	7.8%	(12,189)	(29.2)%
Other (Expense) Income
Interest expense	(3,707)	(3,032)	-0.7%	(0.6)%	(675)	22.3%
Other	425	15	0.1%	0.0%	410	2733.3%

Income before Income Taxes	26,207	38,661	5.3%	7.2%	(12,454)	(32.2)%
Income Tax Expense	10,040	16,080	2.0%	3.0%	(6,040)	(37.6)%

Net Income	$16,167	$22,581	3.3%	4.2%	$(6,414)	(28.4)%

Revenue. Revenue for the nine months ended September 30, 2009, was $500.3 million, compared to $535.5 million for the nine months ended September 30, 2008, representing a decrease of $35.2 million or 6.6%. The decrease was primarily due to a reduction in revenue of $153.0 million associated with the declining activities and the conclusion of The Road Home contract in June 2009. The decrease in revenue on The Road Home contract was partially offset by: (1) revenue associated with the operations of Macro; (2) growth in other contracts of $38.7 million; and (3) revenue associated with the operations of Jones & Stokes, whose results are included in operating results for the entire nine months ended September 30, 2009, but only partially included in the operating results of the comparable period last year.

Direct costs. Direct costs for the nine months ended September 30, 2009, were $304.8 million, or 60.9% of revenue, compared to $355.1 million, or 66.3% of revenue, for the nine months ended September 30, 2008. The decrease was primarily due to the declining activities and conclusion of The Road Home contract in June 2009. The decrease was partially offset by: (1) direct costs associated with the operations of Macro; (2) an increase in direct costs associated with growth in other contracts; and (3) direct costs associated with the operations of Jones & Stokes, whose results are included in operating results for the entire nine months ended September 30, 2009, but only partially included in the operating results of the comparable period last year. The decrease in direct costs as a percentage of revenue was primarily attributable to the decreased work on The Road Home contract, which consisted of relatively more work performed by subcontractors, and increased revenue from Macro and other contracts, which had a relatively lower direct cost component.

Indirect and selling expenses. Indirect and selling expenses for the nine months ended September 30, 2009, were $151.4 million, or 30.3% of revenue, compared to $128.3 million, or 24.0% of revenue for the nine months ended September 30, 2008. The increase in indirect and selling expenses was due principally to: (1) indirect costs associated with the operations of Macro; (2) indirect costs associated with the operations of Jones & Stokes, whose results are included in operating results for the entire nine months ended September 30, 2009, but only partially included in the operating results of the comparable period last year; (3) $1.0 million of expenses associated with the acquisition of Macro; and (4) an increase of $0.9 million of expenses associated with non-cash compensation. The increase in indirect costs as a percentage of revenue for the nine months ended September 30, 2009, was primarily attributable to a change in contract mix. The decrease in the activity and conclusion of the Road Home contract was partially offset by growth through acquisition and organic growth, which has a relatively higher indirect cost component.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2009, was $6.6 million, or 1.3% of revenue, compared to $3.9 million, or 0.7% of revenue for the nine months ended September 30, 2008. This 69.8% increase in depreciation and amortization resulted primarily from an increase in capital expenditures last year and depreciation related to Macro.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2009, was $8.1 million, or 1.6% of revenue, compared to $6.4 million, or 1.2% of revenue for the nine months ended September 30, 2008. The increase in amortization expense was primarily due to the amortization of intangibles related to the Macro acquisition, partially offset by a decrease in amortization expense related to other acquisitions.

Earnings from Operations. For the nine months ended September 30, 2009, earnings from operations were $29.5 million, or 5.9% of revenue, compared to $41.7 million, or 7.8% of revenue for the nine months ended September 30, 2008. Earnings from operations in total and as a percentage of revenue decreased primarily due to the decrease in revenue associated with the declining activities and conclusion of The Road Home contract and increased depreciation and amortization expense.

Interest expense. For the nine months ended September 30, 2009, interest expense was $3.7 million, compared to $3.0 million for the nine months ended September 30, 2008. The increase was due primarily to an increase in debt associated with the acquisition of Macro, partially offset by lower interest rates.

Income tax expense. Our effective income tax rate for the nine months ended September 30, 2009, was 38.3% compared to 41.6% for the nine months ended September 30, 2008. The lower effective rate in 2009 was attributable to the expiration of the federal statute of limitations with respect to the 2005 tax year and non-recurring prior year adjustments related to permanent tax adjustments, partially offset by a lower tax credit in 2009.

SELECTED KEY METRICS

Revenue

We earn revenue from services that we provide to government and commercial clients in three key markets:

•	energy, environment, and infrastructure;

•	health, human services, and social programs; and

•	homeland security and defense.

The following table shows our revenue from each of our three markets as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market. Revenue from The Road Home contract and Macro are classified in our health, human services, and social programs market. Figures for 2008 have been recalculated to conform to the current-year classification methodology.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Energy, environment, and infrastructure	46%	38%	43%	34%

Health, human services, and social programs	41%	50%	43%	55%

Homeland security and defense	13%	12%	14%	11%

Total	100%	100%	100%	100%

Our primary clients are the agencies and departments of the U.S. federal and state governments. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

U.S. state and local government	11%	44%	23%	48%

U.S. federal government	67%	38%	57%	35%

Domestic commercial	16%	14%	15%	12%

International	6%	4%	5%	5%

Total	100%	100%	100%	100%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Time-and-materials	46%	69%	53%	68%

Cost-based	24%	12%	19%	11%

Fixed-price	30%	19%	28%	21%

Total	100%	100%	100%	100%

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

Our estimates of funded, unfunded and total backlog at the dates indicated were as follows:

	September 30,
	2009	2008
	(in millions)
Funded	$555.9	$476.1
Unfunded	$875.5	$356.8

Total	$1,431.4	$832.9

The backlog estimates at September 30, 2009, included an estimated total backlog of $474.9 million for Macro, of which approximately $117.6 million was funded backlog.

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

Credit Facility. On February 20, 2008, we signed the Credit Facility with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (until February 20, 2013). This revised Credit Facility provides for borrowings on a revolving line of credit up to $275.0 million without a borrowing base requirement, subject to our compliance with both financial and non-financial covenants. The revised Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments up to $75.0 million under the same terms and conditions as the existing revolving line of credit, subject to lenders’ approval. This Credit Facility has already provided pre-approval of our lenders for us to acquire other companies with individual purchase prices of up to $75.0 million if certain conditions are met and provides less restrictive financial and non-financial covenants than our previous credit facility. On March 31, 2009, we amended this Credit Facility to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins we pay to borrow funds under this Credit Facility. Under the terms of our Credit Facility, we are required to comply with certain financial and non-financial covenants. We were in compliance with all such covenants as of September 30, 2009.

Financial Condition. There were several significant changes in our balance sheet during the nine months ended September 30, 2009. Contract receivables, net, increased to $167.1 million compared to $150.8 million as of December 31, 2008, due to an increase in the amount of contract receivables from the acquisition of Macro, offset by a decline in receivables from The Road Home contract. Goodwill increased from $198.7 million on December 31, 2008, to $301.8 million, primarily resulting from our acquisition of Macro. In addition, other intangible assets, net, increased from $16.8 million on December 31, 2008, to $34.2 million due to the acquisition of Macro. Long-term debt increased from $80.0 million on December 31, 2008, to $210.0 million on September 30, 2009, due to borrowings necessary to complete the acquisition of Macro. Days-sales-outstanding were 81 at September 30, 2009, and were 77 at December 31, 2008, while our days-payable-outstanding were 51 at September 30, 2009, and were 55 at December 31, 2008. Total property and equipment, net, increased to $23.6 million as of September 30, 2009, compared to $13.4 million as of December 31, 2008, due primarily to an increase of $5.3 million in fixed assets acquired as part of the Macro acquisition and a $3.5 million increase in purchased software. In March 2009, the Company executed a new three-year enterprise-wide agreement with Microsoft, which will be paid in semi-annual installments over a three-year period.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of September 30, 2009, we had $210.0 million borrowed under our revolving line of credit and unused borrowing capacity of $63.7 million on our Credit Facility, which is available for our working capital needs.

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

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, were $9.3 million and $1.5 million on September 30, 2009, and December 31, 2008, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2009, and September 30, 2008:

	Nine Months Ended
	September 30, 2009	September 30, 2008
	(in thousands)
Net cash provided by operations	$37,432	$16,141
Net cash used in investing activities	(162,952)	(60,836)
Net cash provided by financing activities	133,214	44,897
Effect of exchange rate on cash	20	(236)

Net increase (decrease) in cash	$7,714	$(34)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $37.4 million in the nine months ended September 30, 2009, and $16.1 million in the nine months ended September 30, 2008. Cash flows from operating activities for the first nine months of 2009 were positively impacted by the timing of tax payments and contract receivable payments, largely offset by a net decrease in accounts payable and accrued expenses. Cash flows from operating activities for the first nine months of 2008 were negatively impacted by an increase in our subcontract and vendor payments, partially offset by a decrease in our contract receivables.

Investing activities used cash of $163.0 million for the nine months ended September 30, 2009, compared to $60.8 million for the nine months ended September 30, 2008. The cash used in investing activities for the first nine months of 2009 was primarily for the acquisition of Macro. The cash used in investing activities for the first nine months of 2008 was primarily for our acquisition of Jones & Stokes.

For the nine months ended September 30, 2009, cash flow provided by financing activities of $133.2 million was attributable primarily to $130.0 million in advances net of payments from our revolving line of credit, of which $157.5 million was used to fund the acquisition of Macro. For the nine months ended September 30, 2008, cash flow provided by financing activities of $44.9 million was attributable primarily to $42.6 million in advances net of payments from our revolving line of credit, which was used to fund the acquisition of Jones & Stokes.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We use off-balance sheet arrangements to finance the lease of facilities. We have financed the use of all of our office and storage facilities through operating leases. Operating leases are also used from time to time to finance the use of computers, servers, copiers, telephone systems, and to a lesser extent, other fixed assets, such as furnishings, and we also obtain operating leases in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing equipment under operating leases until the end of the lease term following the acquisition date.

The Credit Facility provides for stand-by letters of credit aggregating up to $5.0 million that reduce the funds available under the revolving line of credit when issued. As of September 30, 2009, we had five outstanding letters of credit with a total value of $1.3 million. We have no other material off-balance sheet financing arrangements.

The following table summarizes our contractual obligations as of September 30, 2009, that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make. Excluded from the following table are amounts already recorded on our balance sheet as liabilities at September 30, 2009.

	Total	Payments due by Period (In thousands)
		Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
Rent of facilities	$121,563	$25,766	$44,186	$19,529	$32,082
Other operating lease obligations	5,443	2,165	2,932	346	—
Long-term debt obligation	210,000	—	—	210,000	—

Total	$337,006	$27,931	$47,118	$229,875	$32,082

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our annual report on Form 10-K for the year ended December 31, 2008.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Investing in our common stock involves a high degree of risk. There are numerous and varied risks, known and unknown, that may prevent us from achieving our goals. The risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008, and Part II, Section IA of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, have changed. The risk factors presented in our Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, are therefore replaced in their entirety by the risk factors described below. The risks described below are not the only ones we will face. If any of these or other risks actually occur, our business, financial condition or results of operation may be materially and adversely affected. In such event, the trading price of our common stock could decline and investors in our common stock could lose all or part of their investment.

RISKS RELATED TO CHANGES IN ECONOMIC AND POLITICAL CLIMATE

Current or worsening economic conditions could adversely affect our business.

The United States and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects, including the disruption of global financial markets. Some, but not all, of the possible effects of these economic events are outlined in the risk factors described below, including those relating to levels and priorities of federal and state spending, access to capital and credit markets, effects on commercial and other clients, and potential impairment of our goodwill and other long-lived assets. Although governments worldwide, including the federal government, have initiated actions in response to the current situation, we are unable to predict the impact, severity, and duration of these economic conditions. We believe that our industry, which is particularly sensitive to government spending levels, may be less adversely affected by the factors affecting commercial businesses and consumer spending generally, but we cannot assure you that the economic environment or other factors will not adversely impact our business, financial condition, results of operations, cash flows, or stock price.

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

The capital and credit markets recently have been experiencing extreme volatility and disruption. Liquidity has contracted significantly, borrowing rates have varied significantly, and borrowing terms have become more restrictive. Historically, we have believed that we could access these markets to support our business activities, including operations, acquisitions, and refinancing debt. In the future, we may not be able to obtain credit or capital market financing (such as through equity offerings) on acceptable terms, or at all, which could have an adverse effect on our financial position, results of operations, and cash flows. In addition, the state of the capital and credit markets could also affect other entities with which we do business, including our commercial and other clients and our suppliers, subcontractors, and team members, which could also have an adverse effect on our financial position, results of operations, and cash flows.

RISKS RELATED TO OUR INDUSTRY

We rely substantially on government clients for our revenue, and government spending priorities may change in a manner adverse to our business.

We derived approximately 36% of our 2008 revenue from contracts with federal agencies and departments (for the nine months ended September 30, 2009, this figure was approximately 57%), and approximately 47% of our 2008 revenue from contracts with state and local governments (for the nine months ended September 30, 2009, this figure was approximately 23%). In 2008, approximately 38% of our revenue was from The Road Home contract with the State of Louisiana (for the nine months ended September 30, 2009, this figure was approximately 12%), as discussed in more detail under “Risks Related to our Business.” Virtually all of our major government clients have experienced reductions in budgets at some time, often for a protracted period, and we expect similar reductions in the future. Expenditures by our federal clients may be restricted by action of the Office of Management and Budget or otherwise limited. In addition, many states are not permitted to operate with budget deficits, and nearly all states face considerable challenges in balancing budgets that anticipate reduced revenues. For example, our clients include agencies and departments of, as well as local and municipal governments within, the State of California, which has recently been dealing with a multi-billion-dollar budget deficit. We expect that these and other clients will delay some payments due us, may eventually fail to pay what they owe us, and may delay some projects and programs. For some clients, we may face an unwelcome choice: turn down (or stop) work with the risk of damaging a valuable client relationship, or perform work with the risk of not getting paid in a timely fashion or perhaps at all. For a discussion of the risks associated with incurring costs before a contract is executed or appropriately modified, see “Risks Related to Our Business – We sometimes incur costs before a contract is executed or appropriately modified. To the extent a suitable contract or modification is not subsequently signed or we are not paid for our work, our revenue and profit will be reduced.”

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

On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies and departments we support. When Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, it typically enacts a continuing resolution. Continuing resolutions generally allow federal agencies and departments to operate at spending levels based on the previous budget cycle. When agencies and departments must operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and new initiatives may be delayed or cancelled. Thus, the failure by Congress to approve budgets in a timely manner can result in the loss of revenue and profit in the event federal agencies and departments are required to cancel or change existing or new initiatives, or the deferral of revenue and profit to later periods due to delays in implementing existing or new initiatives. The budgets of many of our state and local government clients are also subject to similar budget processes, and thus subject us to similar risks and uncertainties.

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

The federal government and other governments with which we do business may in the future change their procurement practices or adopt new contracting laws, rules or regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. Any failure to comply with applicable strictures could subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts; forfeiture of profits; suspension of payments; fines and suspension or debarment from doing business with federal and even state and local government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and the value of our stock. Failure to abide by laws applicable to our work for governments outside the United States could have similar effects. Unless the content requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Unfavorable government audit results could force us to adjust previously reported operating results, could affect future operating results, and could subject us to a variety of penalties and sanctions.

The federal government and many states audit and review our contract performance, pricing practices, cost structure, financial responsibility, and compliance with applicable laws, regulations, and standards. Like most major government contractors, we have our business processes, financial information, and government contracts audited and reviewed on a continual basis by federal agencies, including the Defense Contract Audit Agency. Audits, including audits relating to companies we have acquired or may acquire or subcontractors we have hired or may hire, could raise issues that have significant adverse effects on our operating results. For example, audits could result in substantial adjustments to our previously reported operating results if costs that were originally reimbursed, or that we believed would be reimbursed, are subsequently disallowed, or if invoices that have been paid, or that we expected to be paid, are subsequently rejected, or otherwise not paid in full. In addition, cash we have already collected may need to be refunded, past and future operating margins may be reduced, and we may need to adjust our practices, which could reduce profit on other past, current, and future contracts. Moreover, a government agency could withhold payments due us under a contract pending the outcome of any investigation with respect to a contract or our performance under it. Audits in connection with The Road Home contract are discussed below under “Risks Related to Our Business.”

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

Our government contracts contain provisions not typically found in commercial contracts, including provisions that allow our clients to terminate or modify these contracts at the government’s convenience upon short notice. If a government client terminates one of our contracts for convenience, we may only bill the client for work completed prior to the termination, plus any project commitments and settlement expenses the client agrees to pay, but not for any work not yet performed. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we would have no right to seek lost fees or other damages. If a government client were to terminate, decline to exercise an option under, or curtail further performance under one or more of our significant contracts, our revenue and operating results would be materially harmed.

Adoption of new procurement practices or contracting laws, rules, and regulations and changes in existing procurement practices or contracting laws, rules, and regulations could impair our ability to obtain new contracts and cause us to lose revenue and profit.

In the future, the federal government may change its procurement practices or adopt new contracting laws, rules, or regulations that could cause its agencies and departments to curtail the use of services firms or increase the use of companies with a “preferred status,” such as small businesses. For example, legislation restricting the procedure by which services are outsourced to federal contractors has been proposed in the past, and if such legislation were to be enacted, it would likely reduce the amount of services that could be outsourced by the federal government. Any such changes in procurement practices or new contracting laws, rules, or regulations could impair our ability to obtain new contracts and materially reduce our revenue and profit. Other government clients could enact changes to their procurement laws and regulations that could have similar adverse effects on us.

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

Contracts with federal agencies and departments accounted for approximately 36% of our 2008 revenue and for the nine months ended September 30, 2009, this figure was approximately 57%. The majority of the revenues of Macro, which we acquired on March 31, 2009, is derived from federal contracts. In addition, we believe that federal contracts will continue to be a significant source of our revenue and profit for the foreseeable future.

Because we have a large number of contracts with our clients, we continually bid for and execute new contracts, and our existing contracts continually become subject to recompetition and expiration. Upon the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. There can be no assurance that the requirements those expiring contracts were satisfying will continue after their expiration, that the client will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition (e.g., set aside for small business), or that we will be successful in any such re-procurements. If we are not able to replace the revenue from these contracts, either through follow-on contracts or new contracts for those requirements or for other requirements, our revenue and operating results will be materially harmed.

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

Ongoing and possible post-contract litigation, disputes, audits, reviews and investigations in connection with the completed The Road Home contract expose us to many different types of liability, may divert management attention, and could increase our costs.

In June 2006, our subsidiary, ICF Emergency Management Services, LLC (“ICF EMS”), was awarded The Road Home contract by the State of Louisiana, Office of Community Development, to manage a program designed primarily to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina by providing them compensation for the uninsured, uncompensated damages they suffered from the hurricanes. The Road Home contract accounted for approximately 38% of our revenue in 2008, and approximately 12% of our revenue for the nine months ended September 30, 2009. Although the contract was completed on June 11, 2009, as scheduled, we expect that this contract will generate the most revenue for the Company for the year 2009.

The Road Home contract provided us with significant opportunities, but also created substantial risks. Such risks include the adverse effects that might result if we cannot replace the revenue and profits from the contract, as well as the risk of fraud by employees, applicants and others, as with any compensation program. Some of these risks continue beyond the term of the contract. Further, because we have never wound down a contract of this size, we are subject to many risks in connection with its conclusion. We have outlined below the significant risks to which we believe we continue to be subject in connection with this contract.

We have a number of lawsuits pending and other claims made against us in connection with The Road Home contract, and others may be brought in the future. We have defended such actions vigorously and plan to continue to do so, but we have not prevailed in every case and may not prevail in future cases. Even the successful conclusion of such claims, however, will cause us to incur attorneys’ fees and other costs and will divert valuable management time and attention. Although the contract provides that, with several exceptions, we may charge as an expense under the contract reasonable costs and fees incurred in defending and paying claims brought by third parties arising out of our performance, the state has not reimbursed us for most of such costs or fees, and has not reimbursed any such costs or fees since 2008. Claims against us could be substantial and exceed the amounts of, or may not be covered by, available insurance. Such claims may include any of the following, among others:

•

Homeowners, rental housing owners, or others dissatisfied with the amount of money they have received from, or their treatment under, this program have taken action against the State of Louisiana and us, and more actions may be initiated, whether or not merited, including possible class action or other substantial litigation.

•

We have terminated most of our employees who worked on The Road Home contract, some earlier than initially anticipated due to the contract’s acceleration earlier in its term. Some of those former employees have taken action against us, and more actions may be instituted, whether or not merited, including possible class action or other substantial litigation.

•

We and our subcontractors have gathered and maintain sensitive information concerning potential and actual program participants. A claim or determination that we failed to maintain and secure such information properly or failed to take appropriate action to prevent fraud could result in substantial liability for us.

•

There is a risk that reimbursement will be sought from us or claims will be made against us, for example, for problems found with our services or invoices or the services or invoices of our subcontractors, including reimbursement for any excess amounts paid to grant recipients, whether or not any such reimbursement sought or claims made are consistent with the terms of the contract.

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

As of September 30, 2009, we had an aggregate of billed and unbilled accounts receivable of approximately $8.3 million under The Road Home contract. As of that date, the State of Louisiana was withholding payments of approximately $7.6 million due to us. Based on our current understanding, a substantial portion of the amount being withheld is for work performed by our subcontractors. As a result, we are withholding certain payments from our subcontractors, which may affect our relationships with them and may result in action by them against us. We cannot predict if and when the state will make the payments that have been withheld or if and when the state may decide to withhold other payments. The state’s failure to make these payments could have a substantial, adverse effect on our reputation, relationships with other firms, cash flow, operating results, and stock price. We may be subject to claims from both the State of Louisiana and our subcontractors. Further, we may file our own claims, for example, against the state regarding the payments withheld and other issues. Such claims could be costly to pursue, could divert management attention, and their outcome would be uncertain.

Finally, we face the substantial challenge of replacing the revenue and profits from The Road Home contract. For all of its three-year duration, The Road Home contract was our largest contract, providing well over one-half of our revenue at its peak. We have embarked on numerous efforts to replace this revenue and the resulting profits, including several acquisitions, but there can be no assurance that these efforts will be successful. If these efforts are not successful, we would expect our operating results to suffer and our stock price could decline.

Our increasing dependence on General Services Administration Multiple-Award Schedule (“GSA Schedule”) and other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts creates the risk of increasing volatility in our revenue and profit levels.

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

We perform some of our work under short-term contracts. Even under many of our longer-term contracts, we perform much of our work under individual task orders and delivery orders, many of which are awarded on a competitive basis. If we cannot obtain new work in a timely fashion, whether through new contracts, task orders, or delivery orders, modifications to existing contracts, task orders, or delivery orders, or otherwise, we may not be able to keep our staff profitably utilized. It is difficult to predict when such new work or modifications will be obtained. Moreover, we need to manage our staff utilization carefully to ensure that those with appropriate qualifications are available when needed and that staff do not have excessive down-time when working on multiple projects, or as projects are beginning or nearing completion. There can be no assurance that we can profitably manage the utilization of our staff. In the short run, our costs are relatively fixed, so sub-optimal staff utilization hurts revenue, profit, and operating results.

Loss of key members of our senior operating leadership team could impair our relationships with clients and disrupt the management of our business.

Although the depth of our organization has grown in recent years, we believe that our success depends on the continued contributions of the members of our senior operating leadership. We rely on our senior leadership to generate business and manage and execute projects and programs successfully. In addition, the relationships and reputation that many members of our operating leadership team have established and maintain with client personnel contribute to our ability to maintain good client relations and identify new business opportunities. Apart from our most senior executive officers, we do not generally have agreements with members of our operating leadership providing for a specific term of employment. The loss or rumored loss of any member of our senior operating leadership could adversely affect our stock price.

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

Growing through acquisitions is a key element of our business strategy, and we are constantly reviewing acquisition opportunities. These activities may involve significant costs, be disruptive, or not be successful. These activities will divert the attention of management from existing operations.

One of our principal growth strategies is to make selective acquisitions. We believe pursuing acquisitions actively is necessary for a public company of our size in our business. As a result, at any given time, we may be evaluating several acquisition opportunities. We may also have outstanding, at any time, one or more expressions of interest, agreements in principle, letters of intent, or similar agreements regarding potential acquisitions, which are subject to completion of due diligence and other significant conditions, as well as confidentiality agreements with potential acquisition targets. Our experience has been that potential acquisition targets demand confidentiality as a matter of course and allow relatively little due diligence before entering into a preliminary agreement in principle. We insist on including due diligence and other conditions in such preliminary agreements and engage in due diligence prior to executing definitive agreements regarding potential acquisitions. We find that potential acquisitions subject to preliminary agreements in principle often are not consummated, or are consummated on terms materially different than those to which parties initially agreed. Accordingly, our normal practice is not to disclose potential acquisitions until definitive agreements are executed and, in some cases, material conditions precedent are satisfied.

When we are able to identify an appropriate acquisition candidate, we may not be able to negotiate the price and other terms of the acquisition successfully or finance the acquisition on terms satisfactory to us. Our out-of-pocket expenses in identifying, researching, and negotiating potential acquisitions has been and will likely continue to be significant, even if we do not ultimately acquire identified businesses. In addition, negotiations of potential acquisitions and the integration of acquired business operations divert management attention away from day-to-day operations and may reduce staff utilization.

When we undertake acquisitions, they may present integration challenges, fail to perform as expected, increase our liabilities, or reduce our earnings.

When we complete acquisitions, it may be difficult and costly to integrate the acquired businesses due to differences in the locations of personnel and facilities, differences in corporate cultures, disparate business models, or other reasons. If we are unable to integrate companies we acquire successfully, our revenue and operating results could suffer. In addition, we may not be successful in achieving the anticipated cost efficiencies and synergies from these acquisitions, which could include offering our services to existing clients of acquired companies or offering the services of acquired companies to our existing clients to increase our revenue and profit. In fact, our costs for managerial, operational, financial, and administrative systems may increase and be higher than anticipated. We may also experience attrition, including key employees of acquired and existing businesses, during and following integration of an acquired business into our Company. We could also lose business during any transition, whether related to this attrition or caused by other factors. Any attrition or loss of business could adversely affect our future revenue and operating results and prevent us from achieving the anticipated benefits of the acquisition. In addition, acquisitions of businesses or other material operations may require additional debt or equity financing or both, resulting in additional leverage or dilution of ownership, or both.

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

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of September 30, 2009, goodwill and purchased intangibles accounted for approximately $301.8 million and $34.2 million, or approximately 54% and 6%, respectively, of our total assets. We plan to continue acquiring businesses if and when opportunities arise, further increasing these amounts. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. Although we have to date determined that such assets have not been impaired, additional acquisitions and the current economic conditions could make impairment more likely in the future. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our balance sheet and book an impairment charge in our statement of earnings.

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

We operate in highly competitive markets and generally encounter intense competition to win contracts, task orders, and delivery orders. If we are unable to compete successfully for new business, our revenue and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. We also have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Our competitors may be able to compete more effectively for contracts and offer lower prices to clients, causing us to lose contracts, as well as lowering our profit or even causing us to suffer losses on contracts that we do win. Some of our subcontractors are also competitors, and some of them may in the future secure positions as prime contractors, which could deprive us of work we might otherwise have won under such contracts. Our competitors also may be able to provide clients with different and greater capabilities and benefits than we can provide in areas such as technical qualifications, past performance on relevant contracts, geographic presence, ability to keep pace with the changing demands of clients, and the availability of key personnel. Our competitors also have established or may establish relationships among themselves or with others, or may, through mergers and acquisitions, increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge. In addition, our competitors may also be able to offer higher prices for attractive acquisition candidates, which could harm our strategy of growing through selected acquisitions.

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

We provide services to clients primarily under three types of contracts: time-and-materials contracts; cost-based contracts; and fixed-price contracts. In 2008, we derived approximately 67%, 11%, and 22%, of our revenue from time-and-materials, cost-based, and fixed-price contracts, respectively. For the nine months ended September 30, 2009, the corresponding percentages were approximately 53%, 19%, and 28%. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract, which would adversely affect our operating results.

•

Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses, and we assume the risk that our costs of performance may exceed the negotiated hourly rates.

•

Under our cost-based contracts, which frequently cap many of the various types of costs we can charge and which impose overall and individual task order or delivery order ceilings, we are reimbursed for certain costs incurred, which must be allowable and at or below these caps under the terms of the contract and applicable regulations. If we incur unallowable costs in the performance of a contract, the client will not reimburse those costs, and if our allowable costs exceed any of the applicable caps or ceilings, we will not be able to recover those costs. In some cases, we receive no fees. Our acquisition of Macro earlier this year substantially increased the proportion of our work that is cost-based.

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

Our clients typically determine which type of contract will be awarded to us. In the past, cost-based contracts have been the least profitable of our contract types. To the extent that we enter into more or larger cost-based contracts in proportion to our total contract mix, our indirect rates change for any reason, or we acquire companies with a large volume of cost-based contracts, our operating margins and operating results may suffer. We do not know how, if at all, our contract mix or our indirect rates will change in the future. Our acquisition of Macro earlier this year substantially increased the proportion of our work that is cost-based.

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

•	compliance with the laws, regulations, policies, legal standards, and enforcement mechanisms of the United States and the other countries in which we operate, which are sometimes inconsistent;

•	currency fluctuations and devaluations and limitations on the conversion of foreign currencies into U.S. dollars;

•	recessions, depressions, inflation, hyperinflation, price controls, strikes, and political and economic instability;

•	rapid changes in and high interest rates;

•	restrictions on the ability to repatriate profits to the United States or otherwise move funds;

•	potential personal injury to personnel who may be exposed to military conflicts and other hostile situations in foreign countries, including Afghanistan and Iraq;

•	civil disturbances, terrorist activities, acts of war, natural disasters, epidemics, pandemics, and other catastrophic events;

•	expropriation and nationalization of our assets or those of our subcontractors, and other inabilities to protect our property rights;

•	difficulties in managing and staffing foreign operations, dealing with differing local business cultures and practices, and collecting accounts receivable;

•	longer sales cycles;

•	confiscatory taxes and other adverse tax consequences;

•	tariffs, duties, import and export controls, and other trade barriers; and

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

Systems or service failures could interrupt our operations, leading to reduced revenue and profit.

Any interruption in our operations or any systems failures, including, but not limited to: (i) inability of our staff to perform their work in a timely fashion, whether caused by limited access to, or closure of, our or our clients’ offices or otherwise; (ii) failure of network, software, or hardware systems; and (iii) other interruptions and failures, whether caused by us, subcontractors, team members, third-party service providers, unauthorized intruders or hackers, computer viruses, natural disasters, power shortages, terrorist attacks, or otherwise, could cause loss of data and interruptions or delays in our business or that of our clients, or both. In addition, failure or disruption of mail, communications, or utilities could cause an interruption or suspension of our operations or otherwise harm our business.

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

Some federal contracts require us to maintain facility security clearances and require some of our employees to maintain individual security clearances. The federal government has the right to grant and terminate such clearances. If our employees lose or are unable to obtain needed security clearances in a timely manner, or we lose or are unable to obtain a needed facility clearance in a timely manner, federal clients can limit our work under or terminate some contracts. To the extent we cannot obtain the required facility clearances or security clearances for our employees or we fail to obtain them on a timely basis, we may not derive our anticipated revenue and profit, which could harm our operating results. In addition, a security breach relating to any classified or sensitive but unclassified information entrusted to us could cause serious harm to our business, damage our reputation, and result in a loss of our facility or individual employee security clearances.

Our relations with other contractors are important to our business and, if disrupted, could cause us damage.

We derive a portion of our revenue from contracts under which we act as a subcontractor or from “teaming” arrangements in which we and other contractors jointly bid on particular contracts, projects, or programs. For 2008, our revenue as a subcontractor was approximately 10% of our revenue, and for the nine months ended September 30, 2009, it was approximately 14% of revenue. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, result in a reduction of the amount of our work under or termination of that contract, and cause us not to obtain future work, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue and profit in the foreseeable future. Moreover, our revenue and operating results could be materially and adversely affected if any prime contractor or teammate does not pay our invoices in a timely fashion, chooses to offer products or services of the type that we provide, teams with other companies to provide such products or services, or otherwise reduces its reliance upon us for such products or services.

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

When entering into contracts with commercial clients, we attempt, where feasible and appropriate, to negotiate indemnification protection from our clients, as well as monetary limitation of liability for professional acts, errors, and omissions, but it is not always possible to do so. In addition, we cannot be sure that these contractual provisions will protect us from liability for damages if action is taken against us. Claims against us, both under our client contracts and otherwise, have arisen in the past, exist currently, and will arise in the future. These claims include actions by employees, clients, and others. Some of the work we do, for example, in the environmental area, is potentially hazardous to our employees, our clients, and others, and they may suffer damage because of our actions or inaction. We have various policies and programs in the environmental, health, and safety area, but they may not prevent harm to employees, clients, and others. Our insurance coverage may not be sufficient to cover all the claims against us, insurance may not continue to be available on commercially reasonable terms in sufficient amounts to cover such claims, or at all, and our insurers may disclaim coverage as to any or all such claims and otherwise may be unwilling or unable to cover such claims. The successful assertion of any claim or combination of claims against us could seriously harm our business. Even if not successful, such claims could result in significant legal and other costs, harm our reputation, and be a distraction to management.

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

We may become subject to claims from our employees and others who assert that intellectual property we use in delivering services and business solutions to our clients infringe upon their intellectual property rights. Our employees develop much of the intellectual property that we use to provide our services and business solutions to our clients, but we also engage others to assist us and we license technology from other vendors. If our vendors, employees, or others assert claims that we or our clients are infringing on their intellectual property, we could incur substantial costs to defend those claims, even if we prevail. In addition, if any of these infringement claims are ultimately successful, we could be required to:

•	pay substantial damages;

•	cease selling and using products and services that incorporate the challenged intellectual property;

•	obtain a license or additional licenses from our vendors or others, which may not be available on commercially reasonable terms or at all; or

•	redesign our products and services that rely on the challenged intellectual property, which may be very expensive or commercially impractical.

Any of these outcomes could further adversely affect our operating results.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in technology use by our clients is not as rapid as in the past.

Our success depends, partly, on our ability to develop and implement technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards, and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. In addition, the costs we incur in anticipation or response may be substantial and may be greater than we expect, and we may never recover these costs. Also, our clients and potential clients may slow the growth in their use of technology or technologies developed by our competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our revenue or profits or ability to obtain and complete client engagements successfully.

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

The stock market in general has been highly volatile, as has the market price of our common stock. The market price of our common stock is likely to continue to be volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed elsewhere in this “Risk Factors” section and others including, but not limited to:

•	statements or actions by clients, government officials (even if they are not our clients), securities analysts, and others;

•	commencement, completion, and termination of contracts, any of which can cause us to incur significant expenses without corresponding payments or revenue, during any particular quarter;

•	changes in our staff utilization rates, which can be caused by various factors outside our control, including inclement weather that prevents our staff from traveling to work sites;

•	failure by Congress or other governmental authorities to approve budgets in a timely fashion;

•	changes or perceived changes in the professional services industry in general and the government services industry in particular;

•	military and other actions related to international conflicts, wars, or otherwise;

•	timing of significant costs and investments, such as bid and proposal costs and the costs involved in planning, making, and integrating acquisitions;

•	variations in purchasing patterns under our contracts;

•	our contract mix and the extent we use subcontractors, and changes in either;

•	strategic decisions by us or our competitors, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, and changes in business strategy; and

•	federal and state government and other clients’ priorities and spending, both generally and by our particular clients.

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

As of the date of filing of this Quarterly Report on Form 10-Q, our principal stockholder, CM Equity Partners, L.P. and its affiliated partnerships (“CMEP”), own approximately 10.1% of our outstanding common stock. As a result, CMEP has influence over the outcome of all matters on which our stockholders vote, including the election of directors, amendments to our certificate of incorporation and bylaws, and mergers and other business combinations. CMEP’s interests may not always be aligned with the interests of our other investors. This concentration of ownership and voting power may also delay or prevent a change in control of our Company, could prevent other stockholders from receiving a premium over the market price, or reduce any such premium if a change in control is proposed, and could otherwise adversely affect the price of our stock.

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

We have recently filed a Registration Statement with the SEC allowing us to sell shares of our common stock. A substantial number of shares of our common stock have recently been distributed by our principal investor and become eligible for sale, and more may be distributed in the future. These circumstances could cause our common stock price to decline significantly.

On September 14, 2009, we filed a Registration Statement on Form S-3, which the SEC declared effective on September 29, 2009. Pursuant to that Registration Statement, we may issue up to $200,000,000 of our common stock and our principal investor and selling shareholder, CMEP, may sell any or all of the stock it owns. Our common stock price might decline because of this Registration Statement and any issuance or sale of stock under it. In addition, CMEP has recently made four distributions of our common stock held by CMEP to its limited partners, which were then eligible for sale by the limited partners, as follows: approximately 1.4 million shares on November 19, 2008; approximately 1.2 million shares on April 24, 2009; 1.5 million shares on June 30, 2009; and approximately 1.6 million shares on October 6, 2009, for a total of approximately 5.7 million shares. Such distributions might cause our common stock price to decline and might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We do not control the actions of CMEP and cannot predict whether or when CMEP may make further distributions from its remaining approximately 10.1% ownership of the Company, or the impact any such distribution may have on our share price.

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

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws make it more difficult for others to acquire, or attempt to acquire, control of our Company, even if a change in control were considered favorable by you and other stockholders. For example, our board of directors has the authority to issue up to 5,000,000 shares of preferred stock. The board of directors can fix the price, rights, preferences, privileges, and restrictions of the preferred stock without any further vote or action by our stockholders. The issuance of shares of preferred stock may delay or prevent a change-in-control transaction. As a result, the market price of our common stock and the voting and other rights of our stockholders may be adversely affected. This issuance of shares of preferred stock may result in the loss of voting control to other stockholders.

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

From our IPO through September 30, 2009, the price of our common stock was substantially higher than the net tangible book value per share of our outstanding common stock. In addition, we have offered, and we expect to continue to offer, stock to our employees and directors. Such stock may be offered to our employees and directors at prices below the then current market prices. Our employee stock purchase plan allows employees to purchase our stock at a discount to the market price. Most options issued in the past have had per-share exercise prices below the recent price of our stock. As of September 30, 2009, there were 306,332 shares of common stock issuable upon exercise of outstanding stock options at a weighted-average exercise price of $9.61 per share. Additional options may be granted to employees and directors in the future at per-share exercise prices below the then current market prices.

In addition, we may be required, or could elect, to seek additional equity financing in the future or to issue preferred or common stock to pay all or part of the purchase price for any businesses, products, technologies, intellectual property, or other assets or rights we may acquire, to pay for a reduction, change, or elimination of liabilities in the future, for general corporate purposes, or any other reason. If we issue new equity securities under our current effective Registration Statement on Form S-3, our stockholders may experience additional dilution. If we otherwise issue new equity securities, not only might our stockholders experience dilution, but the holders of any new equity securities may have rights, preferences, and privileges senior to those of the holders of our common stock.

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

If our financial performance declines and we are unable to pay our debts, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring indebtedness, or selling additional stock, perhaps under unfavorable conditions. Any of these circumstances could adversely affect the value of our stock.

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

Our existing debt includes, and our future debt will include, covenants that restrict our activities and create the risk of defaults, which could impair the value of our stock.

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

In addition, our financing arrangements require us to maintain specified financial ratios and comply with financial tests. At times in the past, we have not fulfilled these covenants, maintained these ratios, or complied with the financial tests specified in our financial arrangements. At other times, we have only marginally fulfilled these covenants, maintained these ratios, or complied with the financial tests. At the times when we fail to fulfill or only marginally fulfill the requirements of debt covenants, our day-to-day business decisions may be affected. For example, concern over satisfying debt restrictions and covenants might cause us to forego contract bidding or acquisition opportunities or otherwise cause us to focus on short-term rather than long-term results. There is no assurance that we will be able to fulfill our debt covenants, maintain these ratios, or comply with these financial tests in the future.

Failure to comply with the restrictive covenants imposed by our financing arrangements, if not cured through performance or an amendment of the financing arrangements, could result in a default. In the event of a default, our lenders could, among other things: (i) declare all amounts borrowed to be due and payable, together with accrued and unpaid interest; (ii) terminate their commitments to make further loans; or (iii) proceed against the collateral securing obligations owed to them. In turn, such action by our lenders could lead to the bankruptcy, insolvency, financial restructuring, or liquidation of our Company, any of which would have a significant adverse effect on the value of our stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock. For the three months ended September 30, 2009, a total of 1,077 shares of unregistered stock, valued at $29,941, were issued to three directors of the Company in lieu of cash for director fee compensation on July 1, 2009. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. During the three months ended September 30, 2009, the Company purchased 47,617 shares of common stock for $1,369,345 in exchange for the payment of withholding taxes and exercise price due upon the exercise of options and the vesting of restricted stock. The average fair value of the common stock was $28.76 per share.

The following table summarizes stock repurchases for the three months ended September 30, 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	—	$0.00	None	None
August 1 – August 31	379	$27.16	None	None
September 1 – September 30	47,238	$28.77	None	None
Total	47,617	$28.76	None	None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit
31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

November 5, 2009	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

November 5, 2009	By:	/s/ ALAN R. STEWART
Alan R. Stewart
Chief Financial Officer and Corporate Secretary
(Principal Financial Officer)

November 5, 2009	By:	/s/ SCOTT E. BRESLER
Scott E. Bresler
Controller and Principal Accounting Officer