Form 10-K
period 2009-12-31
ICF International, Inc.
filed 2010-03-11
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $323 million based upon the closing price per share of $27.59, as quoted on the NASDAQ Global Select Market on June 30, 2009. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2010, 19,285,632 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders expected to be held in June 2010.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors described in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” or otherwise described in our filings with the Securities and Exchange Commission (“SEC”), as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including but not limited to:

•	changes in the economic and political climate that may affect spending patterns and priorities of our clients;

•	failure by Congress or other governmental bodies to approve budgets in a timely fashion;

•	our dependence on contracts with federal, state, and local government agencies and departments for the majority of our revenue;

•	results of government audits and investigations;

•	effects of the economic downturn on the air transportation and/or energy sectors;

•	liabilities arising from our major contract with the State of Louisiana, completed in 2009;

•	failure to receive the full amount of our backlog;

•	loss of members of management or other key employees;

•	difficulties implementing our acquisition strategy; and

•	difficulties expanding our service offerings and client base.

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

The terms “we,” “our,” “us,” and “the Company,” as used throughout this Annual Report on Form 10-K, refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated. The term “federal government” refers to the U.S. government, unless otherwise indicated.

PART I

ITEM 1.	BUSINESS

COMPANY OVERVIEW

We provide management, technology, and policy consulting and implementation services to government, commercial, and international clients. We help our clients conceive, develop, implement, and improve solutions that address complex natural resource, social, and national security issues. Our services primarily address three key markets:

•	Energy, Environment, and Infrastructure (natural resources);

•	Health, Human Services, and Social Programs (social resources); and

•	Homeland Security and Defense (national security).

We provide services across these three markets that deliver value throughout the entire life of a policy, program, project, or initiative, from concept analysis and design through implementation and improvement. Our primary services include:

•

Advisory Services. We provide policy, regulatory, technology, and other advice to our clients to help them address and respond to the challenges they face. Our advisory services include needs and market assessments, policy analysis, strategy and concept development, organizational assessment and strategy, enterprise architecture, and program design.

•

Implementation Services. We implement and manage technological, organizational, and management solutions for our clients, including information technology solutions, project and program management, project delivery, strategic communications, and training. These services often relate to the advisory services we provide.

•

Evaluation and Improvement Services. We provide evaluation and improvement services that help our clients increase the effectiveness and transparency of their programs. Our evaluation and improvement services include program evaluations, continuous improvement initiatives, performance management, benchmarking, and return-on-investment analyses.

We serve federal, state, local, and foreign government clients, as well as major domestic and international corporations and multilateral institutions. Our clients utilize our advisory services because we offer a combination of deep subject-matter expertise and in-depth institutional experience in our market areas. We believe that our domain expertise and the program knowledge developed from our advisory engagements further position us to provide implementation and evaluation services.

As of December 31, 2009, we had more than 3,500 employees, including many recognized thought leaders in their respective fields. We serve clients globally from our headquarters in the metropolitan Washington, D.C. area, our more than 50 regional offices throughout the United States, and our international offices in London, Moscow, New Delhi, Rio de Janeiro, Toronto, and Beijing.

We generated revenue of $674.4 million and $697.4 million in 2009 and 2008, respectively. Our total backlog was approximately $1,361.5 million and $817.3 million as of December 31, 2009, and December 31, 2008, respectively. See “—Contract Backlog” for a discussion of how we calculate backlog, as well as our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

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

We completed our initial public offering (“IPO”) in October 2006 and filed a shelf registration statement on Form S-3 in September 2009, pursuant to which we sold additional shares of our common stock to the public in December 2009. Since our IPO, we have completed a number of acquisitions: Energy and Environmental Analysis, Inc. (“EEA”) and Advanced Performance Consulting Group, Inc. (“APCG”) in January 2007; Z-Tech Corporation (“Z-Tech”) in June 2007; Simat, Helliesen & Eichner, Inc. (“SH&E”) in December 2007; Jones & Stokes Associates, Inc. (“Jones & Stokes”) in February 2008; Macro International Inc. (“Macro”) in March 2009; and Jacob & Sundstrom, Inc. (“Jacob & Sundstrom”) in December 2009. Our acquisitions are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions.”

Our principal executive office is located at 9300 Lee Highway, Fairfax, Virginia 22031, and our telephone number is (703) 934-3000.

We maintain an internet Web site at www.icfi.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our internet Web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

MARKET OPPORTUNITY, SERVICES, AND SOLUTIONS

Complex, long-term market factors, as well as secular trends, are changing the way we live and the way government and industry operate and interact. Some of the most critical factors are centered firmly in our three major market areas. In the energy, environment, and infrastructure market, these factors include rising energy demand and increasing focus on alternative fuels, dependence on fossil fuels, global climate change, an aging infrastructure, and environmental degradation. In the health, human services, and social programs market, these factors include the increasing level of healthcare expenditures relative to the economy, aging populations, the perceived declining performance of the U.S. educational system compared to other countries, and the need for job creation and regulatory oversight resulting from the recession. The continuing threat of terrorism and changing homeland and national security priorities are impacting the homeland security and defense markets. In addition to these market-based factors, secular trends across all of our markets are increasing the demand for advisory and implementation services that drive our business, including the increased role of government and the related issue of increased regulation, the aging federal workforce, the emphasis on transparency and accountability, and an increased demand for combining domain knowledge of client mission and programs with information-technology solutions.

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to understand and respond to these and other factors within the constraints of growing deficits, which drives the need for government agencies at all levels to deliver more with fewer resources. We expect that our government clients will continue to utilize professional services firms with domain expertise in their program areas to assist with designing new programs, enhancing existing ones, and offering transformational solutions based on relevant evaluation and improvement experience. In addition, commercial organizations affected by these programs will need to understand such changes, as well as their implications, in order for them to plan appropriately. We believe that our institutional knowledge and our deep subject-matter expertise in our three key markets are distinct competitive advantages in providing our clients with practical, innovative solutions, directly applicable to their mission or business, with a faster deployment of the right resources. Moreover, we believe we will be able to leverage the domain expertise and program knowledge we have developed through our advisory assignments and our experience on implementation projects to win larger engagements, thereby increasing returns on business development investment and enhancing employee utilization.

Energy, Environment, and Infrastructure

We have long been involved in advising on energy and environmental issues, including the impact of human activity on natural resources, and in helping develop solutions for infrastructure-related challenges. In addition to addressing government policy and regulation in these areas, our work focuses on industries that are affected by these policies and regulations, including utilities and transportation, for example, which are involved in the production, use, and delivery of energy. Significant factors affecting suppliers, users, and regulators of energy are driving private and public sector demand for professional services firms, including:

•	Changing power markets and an increased demand for alternative fuels;

•	Upgrading the energy infrastructure to meet new power, transmission, environmental, and cybersecurity requirements;

•	Managing energy demand and increasing efficient energy use in an era of supply constraints and environmental concerns; and

•	Addressing global climate change and its regulatory and economic implications.

We assist energy enterprises and energy consumers worldwide in their efforts to analyze, develop, and implement strategies related to their business operations and the interrelationships of those operations with the environment and applicable government regulations. We utilize our policy expertise, deep industry knowledge, and proprietary modeling tools to advise government and industry clients on key topics related to electric power, traditional fuels, and renewable sources of energy. Our areas of particularly deep expertise include power market analysis and modeling, transmissions analysis, electric system reliability standards, energy asset valuation and due diligence, regulatory and litigation support, fuels market analysis, air regulatory strategy, and renewable energy and green power. We also support government and commercial clients in designing, implementing, and evaluating demand-side energy management strategies in a wide range of areas, including energy efficiency and peak load management. Our work includes numerous engagements supporting the ENERGY STARSM suite of programs at the federal and state levels.

Global climate change has become a key focus of governments around the world, and reducing or offsetting greenhouse gas (“GHG”) emissions is the subject of both public and private sector interest. Voluntary carbon markets are growing in the United States at the state and regional level, climate change mitigation is a key topic of debate at the federal level, and many international carbon emissions markets are well developed. In addition, the Environmental Protection Agency (“EPA”) is preparing a regulatory strategy based on its declaration of carbon as a pollutant. Adjustment to public sector and consumer sensitivity to carbon emissions is now becoming a key element of energy industry strategy. Entirely new markets are being created in response to problems associated with carbon emissions. Although the regulatory landscape in this area is still evolving, the need to address carbon and other harmful emissions has significantly changed the way the world’s governments and industries interact.

We have decades of experience in designing, evaluating, and implementing environmental policies and transportation infrastructure projects and believe that a number of key issues are driving increased demand for the services we provide in these areas, including:

•	Increased focus on the proper stewardship and regulation of natural resources;

•	Historic under-investment in transportation infrastructure; and

•	Changing patterns of economic development that require transportation systems to adapt to new patterns of demand.

By leveraging our interdisciplinary skills, which range from finance and economics, to earth and life sciences and information technology and program management, we are able to provide a wide range of services that includes complex environmental impact assessments, environmental management information systems, air quality assessments, program evaluation, transportation planning, and regulatory reinvention. Our experience in environmental policy and planning allows us to help clients deal specifically with the inter-related environmental, business, and social implications of transportation modes and infrastructure. From the environmental management of complex infrastructure engagements to strategic and operational concerns of airlines and airports, our solutions draw upon our expertise and institutional knowledge in transportation planning, urban and land use planning, industry management practices, financial analysis, environmental sciences, and economics.

Health, Human Services, and Social Programs

Our advisory, implementation, and improvement expertise is also applied to social resources in areas such as health, human services, and social programs. We believe that a confluence of factors is expected to drive an increased need for public spending in the United States on health, human services, and social programs. These factors include, among others:

•	An aging population;

•	Attempts to expand healthcare services to under-served segments of the population;

•	The emphasis on improving the effectiveness of the educational system;

•	Growing awareness of the threats of the global spread of disease;

•	The need to address the foreclosure crisis and its effects on homeowners and communities;

•	The need for greater transparency and accountability of public sector programs;

•	Increasing focus on cybersecurity requirements;

•	Military personnel returning home from active duty with health and social service needs; and

•	The need to address the potential health and social consequences of threats from terrorism, natural disasters, and epidemics.

We believe we are well positioned to provide research, consulting, implementation, and improvement services to help our clients develop and manage effective programs in the areas of health, human services, and social programs at the national, regional, and local levels. We have deep subject-matter expertise in complex social areas, including public health, mental health, international health and development, health communications, education, children and families, disaster recovery, housing and communities, military personnel recruitment and retention, and substance abuse. Our combination of health-domain knowledge and our experience in information technology applications provides us with strong capabilities in health informatics, which we believe will be of increasing importance as the need to manage health and biomedical information grows. We partner with our clients in the government, commercial, and non-profit sectors to increase their knowledge base, support program development, enhance program operations, evaluate program results, and improve program effectiveness.

In the area of health, we support dozens of programs within the Department of Health & Human Services (“HHS”), including the National Institutes of Health and the Centers for Disease Control, conducting primary data collection and analyses, assisting in designing, delivering, and evaluating programs, managing technical assistance centers, providing instructional systems, developing information technology applications, and managing clearinghouse operations. In the area of human services more generally, we provide training and technical assistance for early care and educational programs (such as Head Start), services for victims of crime at the Department of Justice (“DOJ”), and health and demographic surveys in developing countries for the Department of State. In the area of social programs, we provide extensive training, technical assistance, and program analysis and support services for a number of the housing and rural and community development programs of the Department of Housing and Urban Development (“HUD”) and the Department of Agriculture.

Homeland Security and Defense

Homeland security programs continue to drive budgetary growth at the federal level and are also receiving increased attention at the state and local levels. We believe that the following key homeland security trends, at all levels of government, will continue to drive an increased need for our services in this area:

•	Vulnerability of critical infrastructure to cyber threats;

•	Broadened homeland security concerns to include areas such as health, food, energy, water, and transportation;

•	Reassessment of the emergency management function of homeland security in the face of natural disasters; and

•	Increased dependence on private sector personnel and organizations in emergency response.

In addition, the Department of Defense (“DoD”) is undergoing major transformations in its approach to strategies, processes, organizational structures, and business practices due to several complex, long-term factors, including:

•	The changing nature of global security threats, including cybersecurity threats;

•	Family issues associated with globally deployed armed forces; and

•

The increasing complexity of war-fighting strategies, the need for real-time information sharing and logistics modernization, network-centric warfare requirements, and the global nature of combat arenas.

We provide key services to the Department of Homeland Security (“DHS”) and DoD. At DHS, we assist in shaping and managing critical programs to ensure the safety of communities, developing critical infrastructure protection plans and processes, establishing goals and capabilities for national preparedness at all levels of government in the United States, and managing the national program to test radiological emergency preparedness at the state and local levels in communities adjacent to nuclear power facilities. We support DoD by providing high-end strategic planning, analysis, and technology solutions in the areas of logistics management, operational support, command and control, and cybersecurity. We also provide the defense sector with environmental management, human capital assessment, military community research, and technology-enabled solutions. Finally, we pursue opportunities that reside at the intersection of homeland security and defense and believe that the interrelationships and strengthened ties among traditional defense requirements and homeland security, such as disaster preparedness and response and recovery, create significant demands for professional services.

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly educated professional staff with deep subject-matter knowledge

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs across our major markets. Our thought leadership is based on years of training, experience, and education. Our clients are able to draw on the in-depth knowledge of our subject-matter experts and our experience developed over decades of providing advisory services. As of December 31, 2009, approximately 41% of our benefits-eligible staff held post-graduate degrees in diverse fields such as the social sciences, business and management, physical sciences, public policy, human capital, information technology and mathematics, engineering, planning, economics, life sciences, and law. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

We believe our diverse range of markets, services, and projects provides a stimulating work environment for our employees and enhances their professional development. The use of multi-disciplinary teams provides our staff the opportunity to develop and refine common skills required in many types of engagements. Our approach to managing human resources fosters collaboration and significant cross-utilization of the skills and experience of both industry experts and other personnel who can develop creative solutions by drawing upon their different experiences. The types of services we provide, and the manner in which we do so, enable us to attract and retain talented professionals from a variety of backgrounds while maintaining a culture that fosters teamwork and excellence.

We have strong long-standing relationships with clients across a diverse set of markets

The long-term relationships we maintain with many of our clients reflect our successful track record of fulfilling our clients’ needs. We have advised both EPA and HHS for more than 30 years, the Department of Energy (“DOE”) for more than 25 years, and DoD for more than 20 years, and have multi-year relationships with many of our other clients. We have numerous contacts at various levels within our clients’ organizations, ranging from key decision-makers to functional managers. The long-standing nature and breadth of our client relationships adds greatly to our institutional knowledge, which, in turn, helps us carry out our client engagements more effectively and maintain and expand such relationships. Our extensive experience and client contacts, together with our prime-contractor position on a substantial majority of our contracts and onsite presence, gives us clearer visibility into future opportunities and emerging requirements. In addition, as of December 31, 2009, approximately 300 of our employees held an active federal security clearance (with over 100 more employees having a terminated clearance eligible for reinstatement), which affords us client access at appropriate levels and further strengthens our client relationships. We believe our balance between civilian and defense agencies, our commercial presence, and the diversity of the markets we serve help mitigate the impact of annual shifts in our clients’ budgets and priorities.

Our advisory role positions us to capture a full range of engagements

We believe our advisory approach, which is based on our deep subject-matter expertise and understanding of our clients’ requirements and objectives, is a significant competitive differentiator that helps us gain access to key client decision-makers during the initial phases of a policy, program, project, or initiative. We use our expertise and understanding to formulate customized recommendations for our clients. We believe this domain expertise and the program knowledge developed from our advisory engagements further position us to provide implementation and evaluation services. Implementation and evaluation engagements, in turn, allow us to understand better our clients’ requirements and objectives as they evolve over time. We then use this knowledge to provide evaluation and improvement services that maintain the relevance of our recommendations. As a result, we believe we are able to offer services across the entire life cycle of a particular policy, program, project, or initiative.

Our technology solutions are driven by our deep subject-matter expertise

Government and commercial decision-makers have become increasingly aware that, to be effective, technology solutions need to be seamlessly integrated with people and processes. We possess strong knowledge in information technology and a deep understanding of human and organizational processes. This combination of skills with our domain knowledge allows us to deliver technology-enabled solutions tailored to our clients’ business and organizational needs and with less ramp-up time required to understand customer issues.

Our proprietary analytics and methods allow us to deliver superior solutions to our clients

We believe our innovative, and often proprietary, analytics and methods are key competitive differentiators because they enhance our ability to deliver customized solutions, and enable us to deliver services in a more cost-effective manner than our competitors. For example, we have developed industry-standard energy and environmental models that are used by governments and commercial entities around the world for energy planning and air quality analyses, and have also developed a suite of proprietary climate change tools to help the private sector develop strategies for complying with GHG emission reduction requirements. We maintain proprietary databases that we continually refine and that are available to be incorporated quickly into our analyses on client engagements. In addition, we also have proprietary program management methodologies and services that we believe can help governments improve performance measurement, support chief information officer and science and engineering program activities, and reduce security risks.

We are led by an experienced management team

Our management team, consisting of approximately 200 officers with the title of vice president or higher, possesses extensive industry experience and had an average tenure of 13 years with us as of December 31, 2009 (including prior service with companies we have acquired). This low turnover allows us to retain institutional knowledge. Our managers are experienced both in marketing efforts and in successfully managing and executing advisory, implementation, and evaluation assignments. Our management team also has experience in acquiring other businesses and integrating those operations with our own. A number of our managers are industry-recognized thought leaders. Based on these factors, we believe that our management’s successful past performance and deep understanding of our clients’ needs have been key differentiating factors in competitive situations.

STRATEGY

Our strategy to increase our revenue and stockholder value involves the following key elements:

Leverage advisory work into implementation and full life-cycle solutions

We plan to continue to leverage our advisory services and strong client relationships to increase our revenue from implementation services, which include information technology solutions, project and program management, project delivery, strategic communications, and training. Our advisory services provide us with insight and understanding of our clients’ missions and goals. We believe the domain expertise we continue to build and the program knowledge we develop from these advisory assignments position us to capture a greater portion of larger implementation engagements. We will, however, need to undertake such expansion carefully to avoid actual, potential, and perceived conflicts of interest. See “Risk Factors—Risks Related to our Business—The diversity of the services we provide and the clients we serve may create actual, potential, and perceived conflicts of interest and conflicts of business that limit our growth and lead to liability for us.”

Pursue larger contract opportunities

We believe that continuing to expand our client engagements into implementation, evaluation, and improvement services enables us to pursue larger prime contract opportunities, which should provide a greater return on our business development efforts and allow for enhanced employee utilization. We plan to continue to target larger and longer-term opportunities through greater emphasis on early identification of opportunities, strategic capture and positioning, and enhanced brand recognition. We believe that the resulting increase in the scale, scope, and duration of our contracts will accelerate our growth.

Expand and deepen our presence in federal and state governmental agencies

Given the growth in the scope of our service offerings, many of our current federal agency clients are not utilizing the full array of services that we offer, especially with regard to implementation. We will specifically target deeper penetration of those agencies that currently procure services only from one or two of our business areas. We believe we can leverage many of our long-term client relationships by introducing these existing clients, where appropriate, to our other services. For example, we plan to introduce many of our advisory clients to our capabilities to provide associated information technology, cybersecurity, human capital strategy, large-scale program management, and strategic communications services, and we can readily offer our long-term clients a broad suite of evaluation services, particularly as a result of our acquisition of Macro. We are also well-positioned with our benchmarking, evaluation, and improvement capabilities to capitalize on the recent trend, at both the federal and state levels, towards transparency and measurement of program results. Moreover, as more federal money passes to the states to finance state-level initiatives and programs, we can leverage our experience with our state clients to help them employ those federal funds more effectively. Finally, having grown to have more than 50 offices across the United States, we can focus more of our business development efforts on addressing the needs of federal agencies with operations outside of the metropolitan Washington, D.C. area.

Expand our commercial business

We see growth opportunities in our current commercial business in the utility and air transport industries, as well as significant potential for us to expand our business in other commercial sectors, both domestically and internationally. Although we believe the utility industry will continue to be a strong market for advisory services in light of the growing focus on regulatory actions and alternative fuels, we intend to leverage our existing relationships and institutional expertise to pursue and capture additional, typically higher-margin opportunities. First, we believe we can continue to expand beyond our advisory-based businesses and into implementation services such as assisting with implementing energy efficiency programs for utilities. Second, the growth of interest in carbon emission and sustainability issues has increased our ability to offer these types of services to new clients in other sectors beyond utilities and air transportation. Many other sectors, such as information service providers, who are large consumers of energy, and hotel and tourist-related services, have recently become new client areas for us, and we expect to continue to expand as industry better understands carbon regulation and the positive benefits of demonstrating environmental stewardship.

Replicate our business model globally across government and industry

We believe the services we provide to the energy, environment, and infrastructure markets have especially strong business drivers throughout the world. Europe’s growing need for cutting-edge climate change and environmental solutions plays well to our domain expertise, which we have applied in Europe for years. Moreover, four of our offices outside of the United States are located in the BRIC countries (Brazil, Russia, India, and China), each of which represents a substantial market with rapidly growing demands for new sources of energy, a need for transportation infrastructure improvements, and severe air and carbon pollution issues. We believe our ability to offer energy, infrastructure, climate change, and environmental services to both commercial and government clients in these countries from local offices, typically staffed by native citizens, positions us well to help clients address these key issues and therefore expand our market presence.

Focus on higher-margin projects

We plan to pursue higher-margin commercial projects and continue to shift our federal, state, and local government contract base to increase margins. We believe we have strong global client relationships in both the commercial energy and air transport markets, where our margins have historically been higher than those in our government business. We view the energy industry as a particularly attractive market for us over the next decade due to climate change concerns, impending regulation, and the need for cleaner sources of energy. We believe these factors will result in a greater number of potential engagements that will also be larger in size and scope. We will also continue our efforts in federal, state, and local government markets to shift our contract mix from cost-based contracts toward fixed-price contracts and time-and-materials contracts, both of which, in our experience, typically offer higher margins.

Pursue strategic acquisitions

We plan to augment our organic growth with selected acquisitions. During the past few years, we have acquired a number of companies, including: Macro and Jacob & Sundstrom in 2009; Jones & Stokes in 2008; and SH&E, Z-Tech, EEA, and APCG in 2007. Our more recent acquisitions are discussed in “Management’s

Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions.” We plan to continue a disciplined acquisition strategy to obtain new clients, increase our size and market presence, and obtain capabilities that complement our existing portfolio of services, while focusing on cultural compatibility and financial impact.

CONTRACTS

Domestic government clients (including U.S. federal, state, and local governments), domestic commercial clients, and international clients (including government and commercial clients outside the United States) accounted for approximately 79%, 16%, and 5%, respectively, of our 2009 revenue, approximately 83%, 12%, and 5%, respectively, of our 2008 revenue, and approximately 92%, 6%, and 2%, respectively, of our 2007 revenue. Our clients span a broad range of defense and civilian agencies and commercial enterprises. Our contract periods typically extend from one month to five years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. Our largest contract in 2009, 2008, and 2007, The Road Home contract with the State of Louisiana, accounted for approximately 9%, 38%, and 63% of our revenue for 2009, 2008, and 2007, respectively. In 2009, 2008, and 2007, no other single contract accounted for more than 2% of our revenue. Including The Road Home contract, our top 10 contracts in 2009, 2008, and 2007 collectively accounted for approximately 19%, 46%, and 69%, of our revenue, respectively. Excluding The Road Home contract, our top 10 contracts in 2009, 2008, and 2007, collectively accounted for approximately 10%, 8%, and 6% of our revenue, respectively. In 2009, we received approximately 17%, 9%, and 6% of our revenue, respectively, from our three largest clients, HHS, the State of Louisiana, and DoD. Most of our revenue is derived from prime contracts, which accounted for approximately 85%, 90% and 94% of our revenue for 2009, 2008, and 2007, respectively. Unless the context otherwise requires, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Our U.S. and international clients accounted for revenues of approximately $639.8 million and $34.6 million, respectively, in 2009; $664.7 million and $32.7 million, respectively, in 2008, and $711.1 million and $16.0 million, respectively, in 2007. Our U.S. clients include federal, state, and local governments and domestic commercial clients. Non-profit entities and universities are considered commercial clients. Entities such as the World Bank and the United Nations are considered international clients, while the State Department and the U.S. Agency for International Development are considered U.S. government clients. In general, a client is considered international if it is located outside the United States. If we are a subcontractor, then the client is not considered to be the prime contractor but rather the ultimate client receiving the services from the prime contractor team. Our foreign operations pose special risks, as discussed below in “Risk Factors—Risks Related to Our Business—Our international operations pose special and unusual risks to our profitability and operating results.”

CONTRACT BACKLOG

We define total backlog as the future revenue we expect to receive from our contracts and other engagements. We generally include in backlog the estimated revenue represented by contract options that have been priced, but not exercised. We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our General Services Administration Multiple Award Schedule (“GSA Schedule”) contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms and under which potential future delivery orders or task orders might be issued by any of a large number of different agencies and are likely to be subject to a competitive bidding process. We do, however, include potential future work expected to be awarded under IDIQ contracts that are available to be utilized by a limited number of potential clients and are held either by us alone or by a limited number of firms.

We include expected revenue in funded backlog when we have been authorized by the client to proceed under a contract up to the dollar amount specified by our client, and this amount will be owed to us under the contract after we provide the services pursuant to the authorization. If we do not provide services authorized by a client prior to the expiration of the authorization, we remove amounts corresponding to the expired authorization from backlog. We do include expected revenue under an engagement in funded backlog when we do not have a signed contract or contract modification if we have received client authorization to begin or continue working and we expect to sign a contract or contract modification for the engagement. In this case, the amount of funded backlog is limited to the amount authorized. Our funded backlog does not represent the full revenue potential of our contracts because many government clients, and sometimes other clients, authorize work under a particular contract on a yearly or more frequent basis, even though the contract may extend over several years. Most of our services to commercial clients are provided under contracts with relatively short durations. As a consequence, our backlog attributable to these clients is typically reflected in funded backlog and not in unfunded backlog.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	December 31,
	2009	2008	2007
	(In millions)
Funded	$536.0	$426.6	$522.2
Unfunded	825.5	390.7	300.2

Total	$1,361.5	$817.3	$822.4

BUSINESS DEVELOPMENT

Our business development efforts are critical to our organic growth. A firm-wide business development process, referred to as the Business Development Life Cycle (“BDLC”), is used to guide sales activities in a disciplined manner from lead identification, through lead qualification, to capture and proposal. An internally developed, Web-based tool is used to track all sales opportunities throughout the BDLC, as well as to manage our aggregate sales pipeline. The pursuit of major sales opportunities are each led by a capture manager and are reviewed by management during their life cycle to ensure alignment with our corporate strategy and effective use of resources.

Business development efforts in priority market areas, which include some of our largest federal agency accounts (HHS, DOE, DoD, DHS, and EPA) and our commercial business, are executed through account teams, each of which is headed by a corporate account executive and supported by dedicated corporate business development professionals and senior staff from the relevant operating units. Each account executive has significant authority and accountability to set priorities and bring to bear the correct resources. Each team participates in regular executive reviews. This account-based approach allows deep insight into the needs of our clients. It also helps us anticipate their evolving requirements over the coming 12 to 18 months and position ourselves to meet those requirements. Each of our operating units is responsible for maximizing sales in our existing accounts and finding opportunities in closely related accounts. Their efforts are complemented by our corporate business development function, which is responsible for large and strategically important pursuits.

The corporate business development function also includes a market research and competitive intelligence group, a proposal group, a marketing group, a communications group, and a strategic capture unit. Our contracts and administration function leads our pricing decisions in partnership with the business development account teams and operating units.

COMPETITION

We operate in a highly competitive and fragmented marketplace and compete against a number of firms in each of our key markets. Some of our principal competitors include: Abt Associates Inc.; Booz Allen Hamilton, Inc.; Cambridge Systematics, Inc.; CRA International, Inc.; Deloitte LLP; Eastern Research Group, Inc.; ENTRIX, Inc.; L-3 Communications Corporation; Lockheed Martin Corporation; Navigant Consulting, Inc.; Northrop Grumman Corporation; PA Consulting Group; SAIC, Inc.; Research Triangle Institute; SRA International, Inc.; and Westat, Inc. In addition, within each of our key markets, we have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Some of our competitors are significantly larger than us and have greater access to resources and stronger brand recognition than we do. See “Risk Factors—Risks Related to Our Business—We face intense competition from many firms that have greater resources than we do, as well as from smaller firms that have narrower service offerings and serve niche markets.” This competition could result in price reductions, reduced profitability, and loss of market share.”

We consider the principal competitive factors in our market to be client relationships, reputation and past performance of the firm, client references, technical knowledge and industry expertise of employees, quality of services and solutions, scope of service offerings, and pricing.

INTELLECTUAL PROPERTY

We own a number of trademarks and copyrights that help maintain our business and competitive position. We do not have any patents. Sales and licenses of our intellectual property do not comprise a substantial portion of our revenue or profit; however, this situation could change in the future. We rely on the technology and models, proprietary processes, and other intellectual property we own or have rights to use in our analyses and other work we perform for our clients. We use these innovative, and often proprietary, analytical models and tools throughout our service offerings. Our staff regularly maintains, updates, and improves these models based on our corporate experience. In addition, we sometimes retain limited rights in software applications we develop for clients. We use a variety of means to protect our intellectual property, as discussed in “Risk Factors—Risks Related to Our Business—We depend on our intellectual property and our failure to protect it could enable competitors to market services and products with similar features, which may reduce demand for our services and products,” but there can be no assurance that these will adequately protect our intellectual property.

EMPLOYEES

As of December 31, 2009, we had more than 3,500 benefits-eligible (full-time and regular part-time) employees, approximately 41% of whom held post-graduate degrees in diverse fields such as social sciences, business and management, physical sciences, public policy, human capital, information technology and mathematics, engineering, planning, economics, life sciences, and law, and approximately 82% of whom held a bachelor’s degree or equivalent or higher. As of December 31, 2009, approximately 300 of our employees held an active federal security clearance, and over 100 additional employees held a terminated clearance eligible for reinstatement.

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

The United States and global economies are currently experiencing a period of substantial economic uncertainty with wide-ranging effects, including the disruption of global financial markets. Some, but not all, of the possible effects of these economic events are outlined in the risk factors described below, including those relating to levels and priorities of federal and state spending, access to capital and credit markets, effects on commercial and other clients, and potential impairment of our goodwill and other long-lived assets. Although governments worldwide, including the federal government, have initiated actions in response to the current situation, we are unable to predict the impact, severity, and duration of these economic conditions. The economic environment or related factors may adversely impact our business, financial condition, results of operations, cash flows, and/or stock price.

The combination of the adverse economic climate and challenges faced by federal and state governments could result in changes in spending priorities and adversely affect our ability to grow or maintain our revenues and profitability.

The combination of the challenging economic climate, related budgetary pressures at the federal and state levels, the wide range of issues facing the current presidential administration in the United States (that may have, or be forced to have, spending priorities that are disadvantageous to us, including a focus on economic stimulus and regulatory reform), and changes in the composition of the U.S. Congress may affect agencies, departments, projects, or programs we currently support, or that we may seek to support in the future. The programs and projects we support must compete with other programs and projects for consideration during budget formulation and appropriation processes, and may be affected by the general economic conditions. Budget decisions made in this environment are difficult to predict and may have long-term consequences for certain programs and projects. We believe that many of the programs and projects we support are a high priority, and that changing priorities may present opportunities for us, but there remains the possibility that one or more of the programs and projects we support will be reduced, delayed, or terminated. We engage in a number of programs and projects that may be perceived as being favored by the presidential administration and could be expected to receive funding under the American Recovery and Reinvestment Act. On the other hand, the President has recently proposed a freeze on the federal government’s non-security discretionary funding for three years. This freeze may affect some programs and projects more than others and may adversely affect programs and projects we support. Reductions in, or delays or terminations of, any of the existing programs or projects we support, or of anticipated programs and projects, unless offset by other programs, projects, or opportunities, could adversely affect our ability to grow or maintain our revenues and profitability. We are focused on meeting these challenges and taking advantage of related opportunities. If we are not successful in this effort, we may not be able to grow or maintain our revenues and profitability.

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

We derived approximately 60%, 36%, and 27% of our revenue in 2009, 2008, and 2007, respectively, from contracts with federal agencies and departments, and approximately 19%, 47%, and 65% of our revenue from contracts with state and local governments in 2009, 2008, and 2007, respectively. Approximately 9%, 38%, and 63% of our revenue in 2009, 2008, and 2007, respectively, was from The Road Home contract with the State of Louisiana, as discussed in more detail under “Risks Related to our Business—Ongoing and possible post-contract litigation, disputes, audits, reviews, and investigations in connection with the completed Road Home Contract expose us to many different types of liability, may divert management attention, and could increase our costs.” Virtually all of our major government clients have experienced reductions in budgets at some time, often for a protracted period, and we expect similar reductions in the future. Expenditures by our federal clients may be restricted or reduced by presidential or congressional action or by action of the Office of Management and Budget or otherwise limited. In addition, many states are not permitted to operate with budget deficits, and nearly all states face considerable challenges in balancing budgets that anticipate reduced revenues. For example, our clients include agencies and departments of, as well as local and municipal governments within, the State of California, which has recently been dealing with a multi-billion-dollar budget deficit. We expect that these and other clients will delay some payments due to us, may eventually fail to pay what they owe us, and may delay some programs and projects. For some clients, we may face an unwelcome choice: turn down (or stop) work with the risk of damaging a valuable client relationship, or perform work with the risk of not getting paid in a timely fashion or perhaps at all. For a discussion of the risks associated with incurring costs before a contract is executed or appropriately modified, see “Risks Related to Our Business—We sometimes incur costs before a contract is executed or appropriately modified. To the extent a suitable contract or modification is not subsequently signed or we are not paid for our work, our revenue and profit will be reduced.”

Federal, state, and local elections could also affect spending priorities and budgets at all levels of government, and the current national and worldwide economic downturn may result in changes in government priorities in ways that could be disadvantageous to us. For example, addressing the financial crisis and economic downturn has required the use of substantial government resources, which may lower the amounts available for agencies, departments, projects, or programs we support. In addition, some governments may not have sufficient resources to continue spending at previous levels. A decline in expenditures, or a shift in expenditures away from agencies, departments, projects, or programs that we support, whether to pay for other programs or projects within the same or other agencies or departments, to reduce budget deficits, to fund tax reductions, or for other reasons, could materially adversely affect our business, prospects, financial condition, or operating results. Moreover, the perception that a cut in appropriations or spending may occur, such as the recent proposal by the President to limit certain spending, could adversely affect investor sentiment about our stock and cause our stock price to fall.

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

The federal government and other governments with which we do business may in the future change their procurement practices or adopt new contracting laws, rules, or regulations, including cost accounting standards, that could be costly to satisfy or that could impair our ability to obtain new contracts. Any failure to comply with applicable federal, state, or local strictures could subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal and even state and local government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and the value of our stock. Failure to abide by laws applicable to our work for governments outside the United States could have similar effects. Unless the content requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Unfavorable government audit results could force us to adjust previously reported operating results, could affect future operating results, and could subject us to a variety of penalties and sanctions.

The federal government and many states audit and review our contract performance, pricing practices, cost structure, financial responsibility, and compliance with applicable laws, regulations, and standards. Like most major government contractors, we have our business processes, financial information, and government contracts audited and reviewed on a continual basis by federal agencies, including the Defense Contract Audit Agency. Audits, including audits relating to companies we have acquired or may acquire or subcontractors we have hired or may hire, could raise issues that have significant adverse effects on our operating results. For example, audits could result in substantial adjustments to our previously reported operating results if costs that were originally reimbursed, or that we believed would be reimbursed, are subsequently disallowed, or if invoices that have been paid, or that we expected to be paid, are subsequently rejected, or otherwise not paid in full. In addition, cash we have already collected may need to be refunded, past and future operating margins may be reduced, and we may need to adjust our practices, which could reduce profit on other past, current, and future contracts. Moreover, a government agency could withhold payments due to us under a contract pending the outcome of any investigation with respect to a contract or our performance under it. Audits in connection with The Road Home contract are discussed below under “Risks Related to Our Business—Ongoing and possible post-contract litigation, disputes, audits, reviews, and investigations in connection with the Completed Road Home Contract expose us to many different types of liability, may divert management attention, and could increase our costs.”

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

If significant civil or criminal penalties or administrative sanctions are imposed on us or if the federal or state governments otherwise cease doing business with us or significantly decrease the amount of business they do with us, our revenue and operating results would be materially harmed.

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

In addition, our business activities may be or may become subject to international, foreign, U.S., state, or local laws or regulatory requirements that may limit our strategic options and growth and may increase our expenses and reduce our revenue and profit, negatively affecting the value of our stock. We generally have no control over the effect of such laws or requirements on us and they could affect us more than they affect other companies.

RISKS RELATED TO OUR BUSINESS

We depend on contracts with federal agencies and departments for a substantial portion of our revenue and profit, and our business, revenue, and profit levels could be materially and adversely affected if our relationships with these agencies and departments deteriorate.

Contracts with federal agencies and departments accounted for approximately 60%, 36%, and 27% of our revenue in 2009, 2008, and 2007, respectively. Revenue from contracts with clients in HHS, DoD, and DHS accounted for approximately 30% of our revenue in 2009. The majority of the revenues in 2009 of Macro and Jacob & Sundstrom, both of which we acquired in 2009, was derived from federal contracts. Particularly following the completion of The Road Home contract, we believe that federal contracts will continue to be a significant source of our revenue and profit for the foreseeable future. Revenue from contracts with clients in HHS, DoD, and EPA accounted for approximately 20% of our revenue in 2008. Revenue from contracts with clients in HHS, DoD, EPA, accounted for approximately 15% of our revenue for 2007.

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

Ongoing and possible post-contract litigation, disputes, audits, reviews, and investigations in connection with the completed Road Home contract expose us to many different types of liability, may divert management attention, and could increase our costs.

In June 2006, our subsidiary, ICF Emergency Management Services, LLC, was awarded The Road Home contract by the State of Louisiana, Office of Community Development, to manage a program designed primarily to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina by providing them compensation for the uninsured, uncompensated damages they suffered from the hurricanes. The Road Home contract was our largest contract throughout its three-year duration. It was completed on June 11, 2009, as scheduled.

The Road Home contract provided us with significant opportunities, but also created substantial risks. A number of these risks continue beyond the term of the contract. Further, because we have never wound down a contract of this size, we are subject to many risks in connection with its conclusion. We have outlined below the significant risks to which we believe we continue to be subject in connection with this contract.

We have a number of lawsuits pending and other claims have been made against us in connection with The Road Home contract, and others may be brought in the future. We have defended such actions vigorously and plan to continue to do so, but we have not prevailed in every case and may not prevail in future cases. An adverse finding on any claim could seriously harm our business, including, but not limited to, adversely affecting our cash flows, operating results, and reputation, distracting management, and leading to additional claims being made against us. Even the successful conclusion of such claims, however, may cause us to incur attorneys’ fees and other costs and will divert valuable management time and attention. Although the contract provides that, with several exceptions, we are allowed to charge as an expense under the contract reasonable costs and fees incurred in defending and paying claims brought by third parties arising out of our performance, there can be no assurance that our costs and fees will be reimbursed. The State of Louisiana has not reimbursed us for most of such costs or fees and has not reimbursed any such costs or fees since 2008. Claims against us could be substantial and exceed the amounts of, and some are not covered by, available insurance. Such claims may include any of the following, among others:

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

•	As with any compensation program, there is a risk that employees, applicants, and others may have committed fraud, for which claims may be made against us.

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

As of December 31, 2009, we had a total due to us of approximately $0.8 million from the State of Louisiana under The Road Home contract. As a result, we are withholding certain payments from our subcontractors, which may affect our relationships with them and may result in claims or other action by them against us. We cannot predict if and when the state will make the payments that have been withheld or if and when the state may decide to withhold other payments, or make claims or take other actions against us. Claims or other actions by subcontractors or the state, or the state’s failure to make these payments, could have a substantial, adverse effect on our reputation, relationships with other firms, cash flow, operating results, and stock price. Further, we may file our own claims, for example, against the state regarding the payments withheld and other issues. Such claims could be costly to pursue, they could divert management attention, and their outcome would be uncertain.

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

Our commercial business is heavily concentrated in the air transport and energy industries, which are highly cyclical. Our clients in these industries experience periods of relatively high demand followed by periods of relatively low demand. Their demand for our services has historically risen and fallen accordingly. We expect that demand for our services from commercial air transport and energy industry clients will decline when either industry experiences a downturn. Factors leading to a downturn in the air transport industry include a decline in general economic conditions, acts of terrorism or war, changes in the worldwide geopolitical climate, increases in the cost of energy, the financial condition of major airlines or airports, changes in weather patterns, and government regulations affecting the air transport industry. Other factors, some of them unforeseeable, could also affect the demand for our services to this industry. Factors that could cause a downturn in the energy industry include a decline in general economic conditions, changes in political stability in the Middle East and other oil producing regions, and government regulations affecting the energy sector. There are other factors that have affected demand for our services or may affect it in the future, such as the fate of a major corporation in the energy industry. Demand for our services from some parts of the commercial air transport industry and transaction-related work in the energy industry has, in fact, dropped during the current economic downturn.

We may not receive revenue corresponding to the full amount of our backlog, or may receive it later than we expect, which could materially and adversely affect our revenue and operating results.

The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based on factors such as the amount of revenue we have recently recognized on that contract, our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. In the case of contracts that may be renewed at the option of the client, we generally calculate backlog by assuming that the client will exercise all of its renewal options; however, the client may elect not to exercise its renewal options. In addition, federal contracts rely on congressional appropriation of funding, which is typically provided only partially at any point during the term of federal contracts, and all or some of the work to be performed under a contract may require future appropriations by Congress and the subsequent allocation of funding by the procuring agency to the contract. Our estimate of the portion of backlog that we expect to recognize as revenue in any future period is likely to be inaccurate because the receipt and timing of this revenue often depends on subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders and delivery orders, many of which are beyond our control. In addition, we may never receive revenue from some of the engagements that are included in our backlog, and this risk is greater with respect to unfunded backlog and backlog related to IDIQ contracts. Further, the actual receipt of revenue on engagements included in backlog may never occur or the amount or timing of such revenue may change because client priorities could change, a program or project schedule could change, the program or project could be canceled, the government agency or other client could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified, or terminated. Although we adjust our backlog periodically to reflect modifications to or renewals of existing contracts, awards of new contracts, or approvals of expenditures, if we fail to realize revenue corresponding to our backlog, our revenue and operating results could be materially adversely affected.

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

Growing through acquisitions is a key element of our business strategy, and we are constantly reviewing acquisition opportunities. These activities may involve significant costs, be disruptive, or not be successful. These activities will divert the attention of management from existing operations and initiatives.

One of our principal growth strategies is to make selective acquisitions. We believe pursuing acquisitions actively is necessary for a public company of our size in our business. As a result, at any given time, we may be evaluating several acquisition opportunities. We may also have outstanding, at any time, one or more expressions of interest, agreements in principle, letters of intent, or similar agreements regarding potential acquisitions, which are subject to completion of due diligence and other significant conditions, as well as confidentiality agreements with potential acquisition targets. Our experience has been that potential acquisition targets demand confidentiality as a matter of course and allow relatively little due diligence before entering into a preliminary agreement in principle. We insist on including due diligence and other conditions in such preliminary agreements and engage in due diligence prior to executing definitive agreements regarding potential acquisitions. We find that potential acquisitions subject to preliminary agreements in principle often are not consummated, or are consummated on terms materially different than those to which the parties initially agreed. Accordingly, our normal practice is not to disclose potential acquisitions until definitive agreements are executed and, in some cases, material conditions precedent are satisfied.

When we are able to identify an appropriate acquisition candidate, we may not be able to negotiate the price and other terms of the acquisition successfully or finance the acquisition on terms satisfactory to us. Our out-of-pocket expenses in identifying, researching, and negotiating potential acquisitions has been and will likely continue to be significant, even if we do not ultimately acquire identified businesses. In addition, negotiations of potential acquisitions and the integration of acquired business operations divert management attention away from day-to-day operations and may reduce staff utilization and adversely affect our revenue and operating results.

When we undertake acquisitions, they may present integration challenges, fail to perform as expected, increase our liabilities, and/or reduce our earnings.

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

Businesses we acquire may have liabilities or adverse operating issues, or both, that we fail to discover through due diligence or the extent of which we underestimate prior to the acquisition. These liabilities and/or issues may include failure to comply with, or other violations of, applicable laws, rules, or regulations or contractual or other obligations or liabilities. We, as the successor owner, may be financially responsible for, and may suffer harm to our reputation and otherwise be adversely affected by, such liabilities and/or issues. An acquired business also may have problems with internal controls over financial reporting, which could in turn lead us to have significant deficiencies or material weaknesses in our own internal controls over financial reporting. These and any other costs, liabilities, issues, and/or disruptions associated with any of our past acquisitions or any future acquisitions could harm our operating results.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of December 31, 2009, goodwill and purchased intangibles accounted for approximately $323.5 million and $38.5 million, or approximately 55.6% and 6.6%, respectively, of our total assets. We plan to continue acquiring businesses if and when opportunities arise, further increasing these amounts. Under generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. Although we have to date determined that such assets have not been impaired, additional acquisitions and the current economic conditions could make impairment more likely in the future. To the extent that we determine that such an asset has been impaired, we will write down its carrying value on our balance sheet and book an impairment charge in our statement of earnings.

We amortize intangible assets with estimable useful lives over such lives and review them for impairment. If, as a result of acquisitions or otherwise, the amount of intangible assets being amortized increases, so will our depreciation and amortization charges in future periods.

We face intense competition from many firms that have greater resources than we do, as well as from smaller firms that have narrower service offerings and serve niche markets. This competition could result in price reductions, reduced profitability, and loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts, task orders, and delivery orders. If we are unable to compete successfully for new business, our revenue and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. We also have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Our competitors may be able to compete more effectively for contracts and offer lower prices to clients, causing us to lose contracts, as well as lowering our profit or even causing us to suffer losses on contracts that we do win. Some of our subcontractors are also competitors, and some of them may in the future secure positions as prime contractors, which could deprive us of work we might otherwise have won under such contracts. On contracts where we are a subcontractor, the prime contractors or our teaming partners may also deprive us of work we might otherwise have performed. Our competitors may be able to provide clients with different and greater capabilities and benefits than we can provide in areas such as technical qualifications, past performance on relevant contracts, geographic presence, ability to keep pace with the changing demands of clients, and the availability of key personnel. Our competitors also have established or may establish relationships among themselves or with others, or may, through mergers and acquisitions, increase their ability to address client needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge. In addition, our competitors may also be able to offer higher prices for acquisition candidates, which could harm our strategy of growing through selected acquisitions.

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

To the extent we engage in competitive bidding and are unable to win particular contracts, we not only incur substantial costs in the bidding process that negatively affect our operating results, but we may lose the opportunity to operate in the market for the services provided under those contracts for a number of years. Even if we win a particular contract through competitive bidding, our profit margins may be depressed or we may even suffer losses as a result of the costs incurred through the bidding process and the need to lower our prices to overcome competition.

We may lose money on some contracts if we underestimate the resources we need to perform under them.

We provide services to clients primarily under three types of contracts: time-and-materials contracts; cost-based contracts; and fixed-price contracts. In 2009, we derived approximately 51%, 20%, and 29%, of our revenue from time-and-materials, cost-based, and fixed-based contracts, respectively. For 2008, the corresponding percentages were approximately 67%, 11%, and 22%, respectively. For 2007, the corresponding percentages were approximately 55%, 9%, and 36%, respectively. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract, which would adversely affect our operating results.

•

Under time-and-materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses, and we assume the risk that our costs of performance may exceed the negotiated hourly rates.

•

Under our cost-based contracts, which frequently cap many of the various types of costs we can charge and which impose overall and individual task order or delivery order ceilings, we are reimbursed for certain costs incurred, which must be allowable and at or below the caps under the terms of the contract and applicable regulations. If we incur unallowable costs in the performance of a contract, the client will not reimburse those costs, and if our allowable costs exceed any of the applicable caps or ceilings, we will not be able to recover those costs. Under some cost-based contracts, we receive no fees. Our acquisition of Macro substantially increased the proportion of our work that is cost-based.

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

Our clients typically determine which type of contract will be awarded to us. In the past, cost-based contracts have been the least profitable of our contract types. To the extent that we enter into more or larger cost-based contracts in proportion to our total contract mix, our indirect rates change for any reason, or we acquire companies with a large volume of cost-based contracts, our operating margins and operating results may suffer. We do not know how, if at all, our contract mix or our indirect rates will change in the future. Our acquisition of Macro substantially increased the proportion of our work that is cost-based.

Our international operations pose special and unusual risks to our profitability and operating results.

We have offices in London, Moscow, New Delhi, Rio de Janeiro, Toronto, and Beijing. We also perform work in other foreign countries, some of which have a history of political instability or may expose our employees and subcontractors to physical danger, and we expect to continue to expand our international operations and offices. One element of our strategy to improve our competitiveness is to perform some of our work in countries with lower cost structures, such as India. There can be no assurance, however, that this strategy will be successful. Moreover, this particular element of our strategy could create problems for our ability to compete for U.S. federal, state, or local government contracts, to the extent that the client agencies prefer or mandate that work under their contracts be executed in the United States or by U.S. citizens. In addition, expansion into new geographic regions requires considerable management and financial resources, the expenditure of which may negatively impact our results, and we may never see any return on our investment. Moreover, we are required to comply with the U.S. Foreign Corrupt Practices Act (“FCPA”), which generally prevents making payments or offers of payments to foreign officials, foreign political parties, or candidates for foreign political office, in order to obtain or retain business. Some of our competitors may not be subject to FCPA restrictions. Our operations are subject to risks associated with operating in, and selling to and in, foreign countries, including, but not limited to, those listed elsewhere in this “Risk Factors” section and:

•	compliance with the laws, regulations, policies, legal standards, and enforcement mechanisms of the United States and the other countries in which we operate, which are sometimes inconsistent;

•	currency fluctuations and devaluations and limitations on the conversion of foreign currencies into U.S. dollars;

•	recessions, depressions, inflation, hyperinflation, price controls, strikes, and political and economic instability;

•	rapid changes in and high interest rates;

•	restrictions on the ability to repatriate profits to the United States or otherwise move funds;

•	potential personal injury to personnel who may be exposed to military conflicts and other hostile situations in foreign countries, including Afghanistan and Iraq;

•	civil disturbances, terrorist activities, acts of war, natural disasters, epidemics, pandemics, and other catastrophic events;

•	expropriation and nationalization of our assets or those of our subcontractors, and other inabilities to protect our property rights;

•	difficulties in managing and staffing foreign operations, dealing with differing local business cultures and practices, and collecting accounts receivable;

•	longer sales cycles;

•	confiscatory taxes and other adverse tax consequences;

•	tariffs, duties, import and export controls, and other trade barriers; and/or

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

We derive a portion of our revenue from contracts under which we act as a subcontractor or from “teaming” arrangements in which we and other contractors jointly bid on particular contracts, projects, or programs. Our revenue as a subcontractor was approximately 15%, 10%, and 6% of our revenue for 2009, 2008, and 2007, respectively. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, result in a reduction of the amount of our work under or termination of that contract or other contracts, and cause us not to obtain future work, even when we perform as required. We expect to continue to depend on relationships with other contractors for a portion of our revenue and profit in the foreseeable future. Moreover, our revenue and operating results could be materially and adversely affected if any prime contractor or teammate does not pay our invoices in a timely fashion, chooses to offer products or services of the type that we provide, teams with other companies to provide such products or services, or otherwise reduces its reliance upon us for such products or services.

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

We currently assist our clients both in advisory capacities and by helping them implement and improve solutions to their problems. As part of our corporate strategy, we are attempting to sell more services relating to implementation and improvement, and we are regularly searching for ways to provide new services to clients. In addition, we plan to extend our services to new clients, into new practice areas, into new lines of business, and into new geographic locations. As we change our focus toward implementation and improvement; attempt to develop new services, new clients, new practice areas, and new lines of business; open new offices; and do business in new geographic locations, those efforts could harm our results of operations and could be unsuccessful.

Efforts involving a different focus, new services, new clients, new practice areas, new lines of business, new offices, or new geographic locations entail inherent risks associated with inexperience and competition from other participants in those areas. Our inexperience may result in costly decisions that could harm our profit and operating results. In particular, implementation services often relate to development and implementation of critical infrastructure or operating systems that our clients view as “mission critical,” and if we fail to satisfy the needs of our clients in providing these services, our clients could incur significant costs and losses for which they could seek compensation from us.

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

Our success depends in part upon our internally developed technology and models, proprietary processes, and other intellectual property that we utilize to provide our services and incorporate in our products. If we are unable to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Federal clients typically retain a perpetual, world-wide, royalty-free right to use the intellectual property we develop for them in a manner defined within the federal regulations, including providing it to other federal agencies or departments, as well as to our competitors in connection with their performance of federal contracts. When necessary, we seek authorization to use intellectual property developed for the federal government or to secure export authorization. Federal clients may grant us the right to commercialize software developed with federal funding, but they are not required to do so. In any event, if we were to use improperly intellectual property without permission that was even partially funded by the federal government, the government could seek damages and royalties from us, sanction us, and prevent us from working on future federal contracts. Similar actions could be taken against us if we improperly use intellectual property belonging to other clients.

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

In addition, we need to invest in our intellectual property regularly to maintain it, keep it up to date, and improve it. There can be no assurance that we will be able to do so in a timely manner, effectively, efficiently, or at all. To the extent we do not maintain and improve our intellectual property and keep it up to date, our reputation may be damaged, we may lose business, and we may subject the Company to costly claims that we have failed to perform our services properly.

We may be harmed by intellectual property infringement claims.

We may become subject to claims from our employees and others who assert that intellectual property we use in delivering services and business solutions to our clients infringes upon their intellectual property rights. Our employees develop much of the intellectual property that we use to provide our services and business solutions to our clients, but we also engage others to assist us and we license technology from other vendors. If our vendors, employees, or others assert claims that we or our clients are infringing on their intellectual property, we could incur substantial costs to defend those claims, even if we prevail. In addition, if any of these infringement claims are ultimately successful, we could be required to:

•	pay substantial damages;

•	cease selling and using services and products that incorporate the challenged intellectual property;

•	obtain a license or additional licenses from our vendors or others, which may not be available on commercially reasonable terms or at all; and/or

•	redesign our services and products that rely on the challenged intellectual property, which may be very expensive or commercially impractical.

Any of these outcomes could further adversely affect our operating results.

Our business will be negatively affected if we are not able to anticipate and keep pace with rapid changes in technology or if growth in technology use by our clients is not as rapid as in the past.

Our success depends, partly, on our ability to develop and implement technology services and solutions that anticipate and keep pace with rapid and continuing changes in technology, industry standards, and client preferences. We may not be successful in anticipating or responding to these developments on a timely basis, and our offerings may not be successful in the marketplace. In addition, the costs we incur in anticipation or response may be substantial and may be greater than we expect, and we may never recover these costs. Also, our clients and potential clients may slow the growth in their use of technology, or technologies developed by our competitors may make our service or solution offerings uncompetitive or obsolete. Any one of these circumstances could have a material adverse effect on our revenue or profits or ability to obtain and complete client engagements successfully.

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

The stock market in general has been highly volatile, as has the market price of our common stock. The market price of our common stock is likely to continue to be volatile, and investors in our common stock may experience a decrease in the value of their stock, including decreases unrelated to our operating performance or prospects. The price of our common stock could be subject to wide fluctuations in response to a number of factors, including those listed elsewhere in this “Risk Factors” section and others, such as:

•	statements or actions by clients, government officials (even if they are not our clients), securities analysts, or others;

•	changes in analysts’ recommendations or projections;

•	differences between our actual financial or operating results and those expected by investors or analysts;

•	failure by Congress or other governmental authorities to approve budgets in a timely fashion;

•	federal or state government or other clients’ priorities or spending, both generally or by our particular clients;

•	changes in general economic or market conditions;

•	military or other actions related to international conflicts, wars, or otherwise;

•	changes or perceived changes in the professional services industry in general or the government services industry in particular;

•	strategic decisions by us or our competitors, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, or changes in business strategy;

•	the operating results of other companies in our industry;

•	the liquidity of our stock;

•	commencement, completion, or termination of contracts, any of which can cause us to incur significant expenses without corresponding payments or revenue, during any particular quarter;

•	changes in our staff utilization rates, which can be caused by various factors outside our control, including inclement weather that prevents our staff from traveling to work sites;

•	timing of significant costs or investments, such as bid and proposal costs or the costs involved in planning, making, or integrating acquisitions;

•	variations in purchasing patterns under our contracts; and/or

•	our contract mix or the extent we use subcontractors, or changes in either.

In the past, securities class action litigation has often been instituted against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources.

Additional shares of our common stock could be offered or distributed in the future, which could cause our common stock price to decline significantly.

On September 14, 2009, we filed a shelf registration statement on Form S-3, which the SEC declared effective on September 29, 2009. Pursuant to that registration statement, we may issue shares of our common stock having an aggregate value up to $200 million, and CM Equity Partners, L.P. and its affiliated partnerships (“CMEP”) may sell any or all of the stock they own. In December 2009, we sold approximately $87.6 million of the $200 million in securities available to be offered by us pursuant to that registration statement.

Our common stock price might decline as a result of sales of shares pursuant to subsequent offerings of shares registered by that shelf registration statement. We also may issue common or preferred equity in the future, in addition to shares of common stock sold under our shelf registration statement, in connection with the acquisition of businesses or assets, to further reduce outstanding debt, or for general corporate purposes, and we expect to continue to offer shares of our common stock to our employees and directors. If we issue new equity securities in addition to those registered by our shelf registration statement, our stock price might decline as a result, and holders of any new preferred equity securities may have rights, preferences, and privileges senior to those of holders of our common stock.

In addition, CMEP has made four distributions of our common stock held by CMEP to its limited partners, which shares then became available for sale by its limited partners, as follows: approximately 1.4 million shares on November 19, 2008; approximately 1.2 million shares on April 24, 2009; 1.5 million shares on June 30, 2009; and approximately 1.6 million shares on October 6, 2009, for a total of approximately 5.7 million shares. Sales of such shares by the limited partners might cause our common stock price to decline and might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate. We do not control the actions of CMEP and do not control the actions of its limited partners. We cannot predict if, or when, CMEP will make any further distributions from or sell any or all of the remaining approximately 8.1% of our outstanding common stock that it owned as of December 31, 2009, or if, or when, the CMEP limited partners will sell any or all of the shares distributed to them, or the impact any such distribution or sale of stock may have on our share price.

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

We do not intend to pay dividends.

We intend to retain our earnings, if any, and we do not anticipate cash dividends on our stock in the foreseeable future. In addition, existing financing arrangements prohibit us from paying such dividends. This lack of dividends may make our stock less attractive to investors.

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

Our charter documents also contain the following provisions that could have an anti-takeover effect:

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

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals; delay or prevent a change-in-control transaction; discourage others from making tender offers for our common stock; and/or prevent changes in our management.

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

Since our IPO through December 31, 2009, the price of our common stock has been substantially higher than the net tangible book value per share of our outstanding common stock. In addition, we have offered, and we expect to continue to offer, stock to our employees and directors. Such stock may be offered to our employees and directors at prices below the then current market prices. Our employee stock purchase plan allows employees to purchase our stock at a discount to the market price. Most options issued in the past have had per-share exercise prices below the recent price of our stock. As of December 31, 2009, there were 246,307 shares of common stock issuable upon exercise of vested outstanding stock options at a weighted-average exercise price of $10.45 per share, 66,579 options expected to vest at a weighted-average exercise price of $12.12 per share, and 470,914 restricted stock units expected to vest. Additional options may be granted to employees and directors in the future at per-share exercise prices below the then current market prices.

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

•	a substantial portion of our cash flow from operations could be dedicated to the payment of the principal and interest on our debt;

•	our vulnerability to economic downturns and rises in interest rates will be increased;

•	we may be unable to comply with the terms of our financing agreements;

•	our flexibility in planning for and reacting to changes in our business and the marketplace may be limited; and/or

•	we may be placed at a competitive disadvantage relative to other firms.

Servicing our debt in the future may require a significant amount of cash. Our ability to repay or refinance our debt depends, among other things, on our successful financial and operating performance and the interest rates on our debt. Our financial and operating performance and the interest rates we pay in turn depend on a number of factors, many of which are beyond our control.

If our financial performance declines and we are unable to pay our debts, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring indebtedness, and/or selling additional stock, perhaps under unfavorable conditions. Any of these circumstances could adversely affect the value of our stock.

Our continued success depends on our ability to raise capital on commercially reasonable terms when, and in the amounts, needed. If additional financing is required, including refinancing existing debt, there can be no assurances that we will be able to obtain such additional financing on terms acceptable to us and at the times required, if at all. In that case, we may be required to raise additional equity by issuing additional stock, alter our business plan materially, curtail all or part of our business expansion plans, sell part or all of our business or other assets, or be subject to actions such as bankruptcy or other financial restructuring in the event of default. Any of these results could have a significant adverse effect on the value of our stock.

Our existing debt includes, and our future debt will include, covenants that restrict our activities and create the risk of defaults, which could impair the value of our stock.

Our financing arrangements contain and will continue to contain a number of significant covenants that, among other things, restrict our ability to dispose of assets; incur additional indebtedness; make capital expenditures; pay dividends; create liens on assets; enter into leases, investments, and acquisitions; engage in mergers and consolidations; and engage in certain transactions with affiliates; and otherwise restrict corporate activities (including change of control and asset sale transactions).

In addition, our financing arrangements require us to maintain specified financial ratios and comply with financial tests. At times in the past, we have not fulfilled these covenants, maintained these ratios, and/or complied with the financial tests specified in our financial arrangements. At other times, we have only marginally fulfilled these covenants, maintained these ratios, and/or complied with the financial tests. At the times when we fail to fulfill or only marginally fulfill the requirements of debt covenants, our day-to-day business decisions may be affected. For example, concern over satisfying debt restrictions and covenants might cause us to forego contract bidding or acquisition opportunities or otherwise cause us to focus on short-term rather than long-term results. There is no assurance that we will be able to fulfill our debt covenants, maintain these ratios, or comply with these financial tests in the future.

Failure to comply with the restrictive covenants imposed by our financing arrangements, if not cured through performance or an amendment of our financing arrangements, could result in a default. An amendment of our financing arrangements could substantially adversely affect our revenue, profits, cash flows, and operating results. In the event of a default, our lenders could, among other things: (i) declare all amounts borrowed to be due and payable, together with accrued and unpaid interest; (ii) terminate their commitments to make further loans; and/or (iii) proceed against the collateral securing obligations owed to them. In turn, such action by our lenders could lead to the bankruptcy, insolvency, financial restructuring, and/or liquidation of our Company, any of which would have a significant adverse effect on the value of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our offices and do not own any real estate. As of December 31, 2009, we leased approximately 220,000 square feet of office space at our corporate headquarters at 9300 Lee Highway, Fairfax, Virginia (in the metropolitan Washington, D.C. area) and an adjoining building through October 2012 (the “Fairfax Offices”). The Fairfax Offices house a portion of our operations and almost all of our corporate functions, including executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts. As of January 2010, we added approximately 50,000 square feet to our Fairfax Offices (under a lease expiring in 2022). This additional space replaces approximately 50,000 square feet from a previously utilized nearby location. In addition to this approximately 50,000 square feet, on March 8, 2010, we exercised an option for a new lease for the Fairfax Offices through 2022, which will replace most of the current Fairfax Offices lease and add some space over the next four years. The new lease for the Fairfax Offices will become effective on April 1, 2010. See also Item 9B of this Annual Report on Form 10-K.

As of December 31, 2009, we have also leased approximately 700,000 square feet of office space in more than 50 other office locations throughout the United States and around the world, with various lease terms expiring over the next 10 years. As of December 31, 2009, approximately 20,000 square feet of the space we lease was subleased to other parties. We believe that our current office space, together with the office space that is the subject of our recently exercised lease option and other office space we expect to be able to lease, will meet our needs for the next several years.

Lastly, a portion of our operations staff is housed at client-provided facilities, pursuant to the terms of a number of our client contracts.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in various legal matters and proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On September 28, 2006, our common stock commenced trading on The NASDAQ Global Select Market under the symbol “ICFI.” The high and low sales prices of our common stock for each quarter for the two years 2008 and 2009 are as follows:

	Sales Price Per Share (in dollars)
	High	Low
2009 Fourth Quarter	$30.94	$23.74
2009 Third Quarter	$31.06	$24.01
2009 Second Quarter	$28.75	$22.57
2009 First Quarter	$25.94	$21.14
2008 Fourth Quarter	$24.82	$15.51
2008 Third Quarter	$20.40	$14.50
2008 Second Quarter	$21.47	$14.90
2008 First Quarter	$28.17	$18.86

Holders

As of March 1, 2010, there were 78 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

Dividends

We have neither declared nor paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business. Therefore, we do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from September 28, 2006 (the first day of trading in our common stock), through December 31, 2009, with the cumulative total return on (i) the NASDAQ Composite, (ii) the Russell 2000 stock index, (iii) our previous peer group, which we used for our Annual Report Form 10-K for the year 2008, composed of other government and commercial service providers: CRA International, Inc.; Navigant Consulting, Inc.; SAIC, Inc.; and SRA International, Inc., and (iv) a new peer group composed of other governmental and commercial service providers: CACI International Inc; CRA International, Inc.; Dynamics Research Corporation; FTI Consulting, Inc.; Huron Consulting Group Inc.; ManTech International Corporation; Navigant Consulting, Inc.; NCI, Inc.; SAIC, Inc.; SRA International, Inc.; and Stanley, Inc. We have selected this new peer group because it encompasses a larger number of peers and it better matches the companies to which a number of our analysts typically compare us. The comparison below assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 39-MONTH CUMULATIVE TOTAL RETURN*

Among ICF International, Inc., The NASDAQ Composite Index, The Russell 2000 Index, Previous Peer Group, and New Peer Group

*	$100 invested on 9/28/06 in stock or on 8/31/06 in index—including reinvestment of dividends.
Fiscal year ending December 31.

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009
ICF International, Inc.	$118.53	$206.20	$200.57	$218.78
NASDAQ Composite	111.71	121.40	71.92	103.72
Russell 2000 Index	109.81	108.09	71.57	91.02
Previous Peer Group	95.52	94.05	81.82	80.64
New Peer Group	102.97	126.11	110.83	103.23

Recent Sales of Unregistered Securities

During the three months ended December 31, 2009, we issued the following securities that were not registered under the Securities Act of 1933, as amended (“Securities Act”). No underwriters were involved in the following sales of securities.

(a) Issuances of Common Stock:

On October 1, 2009, we issued an aggregate 1,217 shares of unregistered common stock to three of our directors in lieu of cash for director fee compensation, with an aggregate value of $35,828.

Each of these sales was made in reliance upon the exemption from the registration provisions of the Securities Act, set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering and the rules and regulations thereunder. The recipients of securities in each case acquired the securities for investment only and not with a view to the distribution thereof. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business, or other relationships, to information about us.

(b) Stock Option Grants/Exercises and Grants of Restricted Stock:

On November 10, 2009, we issued an aggregate 3,529 shares of restricted common stock to seven directors valued at $101,953.

Each of these sales was made in reliance upon the exemption from the registration provisions of the Securities Act, set forth in Rule 701 promulgated under the Securities Act, as the transactions were effected under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of these securities were our directors and received the securities under the ICF International, Inc. 2006 Long-Term Equity Incentive Plan, and no consideration other than the continued service by the director recipients was received by us in connection with any of these issuances of securities. Each of the recipients of securities in these transactions had adequate access, through employment, business, or other relationships, to information about us.

Purchases of Equity Securities by Issuer

During the three months ended December 31, 2009, the Company purchased an aggregate of 92,034 shares of common stock for a total of $2,642,899 in exchange for the payment of: (1) withholding taxes due upon the vesting of restricted stock and the exercise of stock options, and (2) the exercise price of stock options that were exercised. The average fair value of the common stock purchased was $28.72 per share.

The following table summarizes stock repurchases for the three months ended December 31, 2009:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	45,446	$29.98	None	None
November 1 – November 30	33,639	28.48	None	None
December 1 – December 31	12,949	24.90	None	None

Total	92,034	$28.72	None	None

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from our financial statements, the related notes, and other Company information for each of the five years presented. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and the related notes. The selected financial data reflect our performance of The Road Home contract from June 2006 through its completion, as scheduled, in June 2009. At the client’s request, our performance was accelerated during the first half of the contract term. For further information regarding The Road Home contract, see “Risk Factors—Risks Related to our Business—Ongoing and possible post-contract litigation, disputes, audits, reviews and investigations in connection with the completed Road Home contract expose us to many different types of liability, may divert management attention, and could increase our costs.” The selected financial data include non-cash compensation recognized related to stock options and awards. The data also reflect our acquisitions of Synergy, Inc. in January 2005, Caliber Associates, Inc. in October 2005, APCG and EEA in January 2007, Z-Tech in June 2007, SH&E in December 2007, Jones & Stokes in February 2008, Macro in March 2009, and Jacob & Sundstrom in December 2009.

	Year Ended December 31,
	2009	2008	2007	2006		2005
	(In thousands, except per share amounts)
Statement of Earnings Data:
Gross Revenue	$674,399	$697,426	$727,120	$331,279		$177,218
Direct costs	411,334	460,002	532,153	217,747		106,078
Operating costs and expenses:
Indirect and selling expenses	203,428	170,360	118,128	87,056	(1)	60,039
Depreciation and amortization	9,416	5,407	2,432	2,054		2,728
Amortization of intangible assets	11,137	8,683	3,884	1,482		2,813

Operating Income	39,084	52,974	70,523	22,940		5,560
Interest expense	(5,107)	(4,082)	(1,944)	(3,509)		(3,162)
Other income	1,005	581	519	646		1,489

Income before income taxes	34,982	49,473	69,098	20,077		3,887
Income tax expense	12,626	20,750	28,542	8,210		1,865

Net income	$22,356	$28,723	$40,556	$11,867		$2,022

Earnings per share:
Basic	$1.45	$1.96	$2.87	$1.15		$0.22
Diluted	$1.40	$1.88	$2.72	$1.10		$0.21
Weighted-average shares:
Basic	15,433	14,641	14,152	10,321		9,185
Diluted	15,914	15,270	14,896	10,796		9,737

	Year Ended December 31,
	2009	2008	2007	2006		2005
	(Unaudited)
	(In thousands)
Other Operating Data:
EBITDA(2)	$59,637	$67,064	$76,839	$26,476		$11,101
Non-cash compensation charge included in EBITDA	7,192	6,473	3,680	1,069		2,138
Initial lease abandonment charge included in EBITDA	—	—	—	4,309	(1)	—
Non-recurring bonus charge related to IPO included in EBITDA	—	—	—	2,700	(1)	—

	2009	2008	2007	2006		2005
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$2,353	$1,536	$2,733	$2,997		$499
Net working capital	88,364	63,925	37,470	22,351		18,141
Total assets	582,227	401,017	393,025	215,827		151,124
Current portion of long-term debt	—	—		—		6,767
Long-term debt, net of current portion	145,000	80,000	47,079	—		54,205
Total stockholders’ equity	317,560	202,917	164,791	113,947		52,903

(1)

Indirect and selling expenses for the year ended December 31, 2006, included a second quarter pre-tax charge of approximately $4.3 million resulting from the abandonment of our San Francisco, California leased facility and abandonment of a portion of our Lexington, Massachusetts leased facility, and an approximately $2.7 million bonus payment related to the IPO of our common stock.

(2)

EBITDA, a measure used by us to evaluate performance, is earnings before interest, tax, and depreciation and amortization. We believe EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in evaluating companies in our industry. EBITDA is not a recognized term under generally accepted accounting principles and does not purport to be an alternative to net income as a measure of operating performance, or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures used by other companies. EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments, capital expenditures, and debt service. Our credit agreement includes covenants based on EBITDA, subject to certain adjustments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” A reconciliation of net income (loss) to EBITDA follows:

	Year ended December 31,
	2009	2008	2007	2006	2005
	(In thousands)
Net income	$22,356	$28,723	$40,556	$11,867	$2,022
Other (income)	(1,005)	(581)	(519)	(646)	(1,489)
Interest expense	5,107	4,082	1,944	3,509	3,162
Income tax expense	12,626	20,750	28,542	8,210	1,865
Depreciation and amortization	20,553	14,090	6,316	3,536	5,541
EBITDA	$59,637	$67,064	$76,839	$26,476	$11,101

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We provide management, technology, and policy consulting and implementation services to government, commercial, and international clients. We help our clients conceive, develop, implement, and improve solutions that address complex economic, social, and national security issues. Our services primarily address three key markets: energy, environment, and infrastructure; health, human services, and social programs; and homeland security and defense. We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues in these market areas due to a variety of factors, including heightened environmental and social concerns, an increased need for cleaner energy, aging populations, and geopolitical changes.

Our federal, state, and local government, commercial, and international clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including HHS, DoD, DHS, EPA, Department of State, Department of Transportation, Department of Agriculture, HUD, DOJ, and Department of Interior. Federal clients generated approximately 60% of our revenue in 2009. State and local government clients generated approximately 19% of our revenue in 2009. Revenue generated from our state and local government clients decreased in 2009, primarily due to our completion of The Road Home contract with the State of Louisiana. We also serve commercial and international clients, primarily in the air transportation and energy sectors. Our commercial and international clients generated approximately 21% of our revenue in 2009. We have successfully worked with many of these clients for decades, providing us a unique and knowledgeable perspective on their needs.

We report operating results and financial data as a single segment based on the information used by our chief operating decision-makers in evaluating the performance of our business and allocating resources. Our single segment represents our core business—professional services for government and commercial clients. Although we describe our multiple service offerings to three markets to provide a better understanding of our business, we do not manage our business or allocate our resources based on those service offerings or markets.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. We enter into contracts that are time-and-materials contracts, cost-based contracts, fixed-price contracts, or a combination of these. This mix of contract types requires the application of various accounting rules and increases the complexity of our revenue recognition process.

Revenue recognition requires us to use judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of revenue and cost at completion can be complicated and is subject to many variables. Contract costs include labor, subcontractor costs, and other direct costs, as well as allocation of allowable indirect costs. We must also make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages, prices for subcontractors, and other direct costs. From time to time, facts develop that require us to revise our estimated total costs and revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. Provision for the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. As a result, operating results could be affected by revisions to prior accounting estimates.

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

Goodwill and the amortization of intangible assets

Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill, in accordance with ASC 805, Business Combinations. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead reviewed annually (or more frequently if necessary) for impairment. Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and are also required to be reviewed for impairment if events or circumstances warrant such a review.

We have elected to perform the annual goodwill impairment review during the fourth quarter, as of September 30 of each year. For purposes of performing this test, we have concluded that we are only one business segment/reporting unit. We employed market-based methods of determining fair value of the reporting unit consisting of our market capitalization and analysis of guideline public companies. Based upon management’s most recent review, including analysis provided by a valuation specialist from an investment bank, we determined that no goodwill impairment charge was required for 2009. Because of our continued growth and corresponding favorable market capitalization, the estimated fair value of the Company has consistently been greater than its carrying value. As of the September 30, 2009 goodwill impairment review, the fair value of the Company exceeded its carrying value by approximately $240 million. Therefore, historically, we have not recorded goodwill impairment charges.

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

New accounting standards

New accounting standards are discussed in “Note B—Summary of Significant Accounting Policies—Recent Accounting Pronouncements” of our “Notes to Consolidated Financial Statements” appearing in this Annual Report on Form 10-K.

REVENUE

We earn revenue from services that we provide to government and commercial clients in three key markets:

•	energy, environment, and infrastructure;

•	health, human services, and social programs; and

•	homeland security and defense.

The following table shows the approximate percentage of our revenue from each of our three markets for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market.

	Year ended December 31,
	2009	2008	2007
Energy, environment, and infrastructure	43%	35%	17%
Health, human services, and social programs	44%	53%	75%
Homeland security and defense	13%	12%	8%

Total	100%	100%	100%

The proportion of revenue from each market changed significantly from 2007 to 2008 primarily due to the decrease of activity associated with The Road Home contract and the acquisitions of SH&E and Jones & Stokes, which provided additional revenue primarily in the energy, environment, and infrastructure market. See “—Acquisitions” below for a discussion of our recent acquisitions. In 2009, the proportion of revenue from health, human services, and social programs decreased significantly primarily due to the decrease of activity associated with The Road Home contract, partially offset by an increase in revenues from the Macro acquisition. In addition, the proportion of revenue from energy, environment, and infrastructure increased primarily due to work performed in the energy efficiency area.

Our primary clients are the agencies and departments of the U.S. federal government. The following table shows the approximate percentage of our revenue for each type of client for the periods indicated.

	Year ended December 31,
	2009	2008	2007
U.S. federal government	60%	36%	27%
U.S. state and local government	19%	47%	65%
Domestic commercial	16%	12%	6%
International	5%	5%	2%

Total	100%	100%	100%

Revenue generated from U.S. federal contracts increased significantly from 2008 to 2009, primarily due to increased revenue associated with the acquisition of Macro. Revenue generated from our state and local government clients decreased significantly from 2007 to 2008, and from 2008 to 2009, due primarily to the reduction in revenue from The Road Home contract with the State of Louisiana.

Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us strong client relationships. In 2009, 2008, and 2007, approximately 85%, 90%, and 94%, of our revenue, respectively, was from prime contracts.

Contract mix

Our contracts with clients include time-and-materials contracts, fixed-price contracts, and cost-based contracts (including cost-based fixed fee, cost-based award fee, and cost-based incentive fee, as well as grants and cooperative agreements). Our contract mix varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Year ended December 31,
	2009	2008	2007
Time-and-materials	51%	67%	55%
Fixed-price	29%	22%	36%
Cost-based	20%	11%	9%

Total	100%	100%	100%

The changes in percentages from 2007 to 2008 were primarily due to the reduction in revenue from The Road Home contract and the acquisitions of SH&E and Jones & Stokes. The changes in percentages from 2008 to 2009 were primarily due to the reduction in revenue from The Road Home contract and the acquisition of Macro (approximately one-half of its work is cost-based).

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

Direct costs associated with direct labor and subcontractors decreased significantly in 2008 and 2009, due primarily to declining work on The Road Home contract.

We generally expect the ratio of direct costs as a percentage of revenue to decline when our own labor increases relative to subcontracted labor or outside consultants. Conversely, as our labor decreases relative to subcontracted labor or outside consultants, we expect the ratio to increase.

Changes in the mix of services and other direct costs provided under our contracts can result in variability in our direct costs as a percentage of revenue. For example, when we perform work in the area of implementation, we expect that more of our services will be performed in client-provided facilities and/or with dedicated staff. Such work generally has a higher proportion of direct costs than much of our current advisory work, and we anticipate that higher utilization of such staff will decrease indirect expenses. In addition, to the extent we are successful in winning larger contracts, our own labor services component could decrease because larger contracts typically are broader in scope and require more diverse capabilities, potentially resulting in more subcontracted labor, more other direct costs, and lower margins. Although these factors could lead to a higher ratio of direct costs as a percentage of revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and have a favorable return on invested capital.

OPERATING EXPENSES

Our operating expenses consist of indirect and selling expenses, including non-cash compensation and depreciation and amortization.

Indirect and selling expenses

Indirect and selling expenses include our management, facilities, and infrastructure costs for all employees, as well as salaries and wages, plus associated fringe benefits, not directly related to client engagements. Among the functions covered by these expenses are marketing, business and corporate development, bids and proposals, facilities, information technology and systems, contracts administration, accounting, treasury, human resources, legal, corporate governance, and executive and senior management. We include all our cash incentive compensation in this item, as well as all our non-cash compensation such as stock-based compensation provided to employees whose compensation and other benefit costs are included in both direct costs and indirect and selling expenses.

Non-cash compensation

Stock Incentive Plans. Effective with our IPO in September 2006, we adopted a new long-term equity incentive plan (the “2006 Plan”). The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other incentive awards, including restricted stock units. Under the 2006 Plan, we may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of our fiscal years beginning in 2007 equal to the lesser of 3% of the number of outstanding shares of common stock or an amount determined by the Board of Directors. Under this “evergreen provision,” 416,241 additional shares were made available under the plan in 2007, 217,973 additional shares in 2008, and 453,195 shares in 2009. On March 8, 2010, the Board of Directors approved a 3%, or 578,358 share, increase to the number of available shares of common stock under the evergreen provision, which the Company intends to register in the near future. Persons eligible to participate in the 2006 Plan include all of our officers and key employees, as determined by the Compensation Committee of the Board of Directors, and all non-employee directors. Our policy is to issue shares upon option exercise, restricted stock grant, or restricted stock unit conversion either from our treasury, if available, or otherwise from the issuance of new shares. We do not expect to repurchase shares to satisfy award grants, however, the 2006 Plan does permit employees to sell shares back to the Company in settlement of individual tax liability as their awards vest or options are exercised.

In accordance with the accounting guidance for stock compensation, compensation expense for our stock options and awards is measured at fair value on the date of grant and is included in operating expenses over the service period. We recorded compensation expense of approximately $7.2 million and $6.5 million during the years ended December 31, 2009, and 2008, respectively.

In accordance with the guidance, excess tax benefits from the exercise of stock options are presented as financing cash flows. The excess tax benefits totaled approximately $3.1 million and $3.3 million for the years ended December 31, 2009, and 2008, respectively.

Overall Impact of Stock Incentive Plans. Total compensation expense relating to stock-based compensation amounted to approximately $7.2 million, $6.5 million, and $3.7 million for the years ended December 31, 2009, 2008, and 2007, respectively. As of December 31, 2009, the total unrecognized compensation expense related to non-vested stock awards totaled approximately $10.3 million. Such expense is expected to be recognized over a weighted-average period of 1.84 years.

Depreciation and amortization

Depreciation and amortization includes depreciation of computers, furniture, and other equipment; the amortization of the costs of software we use internally; leasehold improvements; and amortization of other intangible assets arising from acquisitions.

INCOME TAX EXPENSE

Our effective tax rate of approximately 36.1% including state and foreign taxes net of federal benefit for the year ended December 31, 2009, was lower than the statutory tax rate for the year primarily due to one-time downward permanent adjustments, the release of certain unrecognized tax benefits, the generation of foreign tax credits, and the approval of certain state tax credits, partially offset by permanent differences related to expenses not deductible for tax purposes.

ACQUISITIONS

A key element of our growth strategy is to pursue acquisitions. In 2007, we completed the acquisitions of EEA, APCG, Z-Tech, and SH&E; in 2008, we acquired Jones & Stokes; and in 2009, we acquired Macro and Jacob & Sundstrom.

EEA. Effective January 2007, we acquired all the outstanding common stock of EEA. EEA specializes in energy market analyses, modeling, transportation and energy technology, and environmental advisory services. EEA also provides strategic planning and regulatory support to all segments of the natural gas industry. We undertook the acquisition to increase our service offerings to the natural gas industry and to combine our modeling framework with EEA’s modeling framework in the electricity and gas sectors to create a unique platform for integrated energy analyses. Such analyses are becoming more important because of the increased use of natural gas and liquefied natural gas as fuels to generate electric power, and the increased interest in analyzing the impacts of evolving GHG regulations at the state, provincial, and federal levels in North America. The results of operations for EEA are included in our statement of earnings since January 1, 2007.

APCG. Effective January 2007, we acquired all the outstanding common stock of APCG, which specializes in helping federal organizations develop and implement strategy, improve enterprise performance, manage change, support employee growth, and communicate effectively. We undertook the acquisition to enhance our capabilities in human capital and strategic communications consulting and to complement our work with DHS, DoD, and key civilian agencies. The results of operations for APCG are included in our statement of earnings since January 1, 2007.

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

The initial purchase price of Z-Tech was approximately $27.6 million, including $27.3 million in cash and $0.3 million in transaction expenses. In addition to the initial consideration, the purchase agreement provided for additional cash payments of up to $8.0 million if certain performance criteria are met. We paid approximately $5.2 million of this $8.0 million and recorded the payment to goodwill. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $33.9 million. We allocated approximately $24.9 million to goodwill and $9.0 million to other intangible assets. The results of operations for Z-Tech are included in our statement of earnings since June 28, 2007.

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

The aggregate purchase price of SH&E was approximately $52.5 million, including $51.4 million of cash and $1.1 million of transaction expenses. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $48.9 million. We have allocated approximately $39.5 million to goodwill and $9.4 million to other intangible assets. The results of operations for SH&E are included in our statement of earnings since December 3, 2007.

Jones & Stokes. Effective February 13, 2008, we acquired all of the outstanding common stock of Jones & Stokes. Jones & Stokes provides integrated planning and resource management services, specializing in the transportation, energy, water, and natural resource management sectors. Jones & Stokes supports a broad mix of federal, commercial, state, and local government clients on projects to plan and implement required infrastructure improvements and mandated government programs. We undertook the acquisition to expand our environmental and large project implementation capabilities across such strategic growth areas as transportation and infrastructure, energy, climate change, and water resources. We also undertook the acquisition to expand our presence in the western U.S. markets, where natural resource issues are a growing concern and where Jones & Stokes has outstanding market presence.

The aggregate purchase price was approximately $50.4 million, including $49.0 million of cash and $1.4 million of transaction expenses. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $46.0 million. We have allocated approximately $41.0 million to goodwill and $5.0 million to other intangible assets. The results of operations for Jones & Stokes have been included in our statement of earnings since February 13, 2008.

Macro. Effective March 31, 2009, we acquired all of the outstanding common stock of Macro, which provides research and evaluation, management consulting, marketing communications, and information services to key agencies of the federal government. Macro is recognized for its expertise in research, evaluation, consulting, and implementation services, particularly in federal health programs, covering a wide range of health issues in the U.S. and internationally. In addition to its health-related expertise, Macro has strong credentials in housing, labor, and veterans affairs issues. We undertook this acquisition to expand our health-related and large project implementation capabilities across key federal markets, to add service offerings and clients in one of our largest markets, and to provide significant growth potential and cross-selling opportunities.

The aggregate purchase price of approximately $157.6 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by the Company’s revolving credit facility. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $129.5 million. We have allocated approximately $104.1 million to goodwill and $25.4 million to other intangible assets. Macro was purchased under the election provisions of Internal Revenue Code Section 338(h)(10), and therefore, goodwill and the amortization of intangibles are deductible for tax purposes. The results of operations for Macro are included in our statement of earnings since March 31, 2009. See “Note E—Goodwill and Other Intangible Assets” of our “Notes to Consolidated Financial Statements” appearing in this Annual Report on Form 10-K for a more detailed discussion of this acquisition.

Jacob & Sundstrom. Effective December 10, 2009, we acquired all of the outstanding common stock of Jacob & Sundstrom, an information technology firm specializing in providing cybersecurity and identity management services to U.S. federal civilian and defense agencies. With the acquisition, we will offer an expanded range of advisory and implementation solutions across our federal and energy industry client base to assist in mitigating emerging cybersecurity threats and vulnerabilities.

The aggregate purchase price was approximately $32.2 million in cash, including a working capital adjustment, which was funded by our revolving Credit Facility. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $29.0 million. We have preliminarily allocated approximately $21.6 million to goodwill and $7.4 million to other intangible assets. The intangible assets consist of approximately $7.0 million of customer-related intangibles that are being amortized over seven years and $0.4 million of marketing-related intangibles that are being amortized over two years. Jacob & Sundstrom was purchased under the election provisions of Internal Revenue Code Section 338(h)(10), and therefore, goodwill and the amortization of intangibles are deductible for tax purposes. The results of operations for Jacob & Sundstrom are included in our statement of earnings since December 10, 2009. See “Note E—Goodwill and Other Intangible Assets” of our “Notes to Consolidated Financial Statements” appearing in this Annual Report on Form 10-K for a more detailed discussion of this acquisition.

Our acquisitions to date have all involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. Increased levels of finite-lived intangible assets will increase our amortization charges. At December 31, 2009, goodwill accounted for approximately 55.6% of our total assets, and purchased intangibles accounted for approximately 6.6% of our total assets. We test our goodwill for impairment at least annually, and if we conclude that it is impaired, we will be required to write down its carrying value on our balance sheet and record an impairment charge in our statement of operations.

We plan to continue to acquire businesses if and when opportunities arise. We expect future acquisitions to generate significant amounts of goodwill and other intangible assets. We expect to incur additional debt for future acquisitions and, in some cases, to use our stock as acquisition consideration in addition to, or in lieu of, cash. Any issuance of stock may have a dilutive effect on our stock outstanding.

FLUCTUATION OF QUARTERLY RESULTS AND CASH FLOW

Our results of operations and cash flow may vary significantly from quarter to quarter depending on a number of factors, including, but not limited to:

•	progress of contract performance;

•	number of billable days in a quarter;

•	timing of client orders;

•	timing of award fee notices;

•	changes in the scope of contracts;

•	variations in purchasing patterns under our contracts;

•	federal and state government and other clients’ spending levels;

•	timing of billings to, and payments by, clients;

•	timing of receipt of invoices from, and payments to, vendors;

•	commencement, completion, and termination of contracts;

•	strategic decisions we make, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, and changes in business strategy;

•	timing of significant costs and investments (such as bid and proposal costs and the costs involved in planning or making acquisitions);

•	our contract mix and use of subcontractors;

•	additions to and departures of staff;

•	changes in staff utilization;

•	vacation and sick days taken by our employees;

•	level and cost of our debt;

•	changes in accounting principles and policies; and/or

•	general market and economic conditions.

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

Consolidated Statement of Earnings

Years Ended December 31, 2009, 2008, and 2007

(dollars in thousands)

	Year Ended December 31,						Year to Year Change
	2009	2008	2007	2009	2008	2007	2008 to 2009		2007 to 2008
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(In Thousands)						(In Thousands)		(In Thousands)
Gross Revenue	$674,399	$697,426	$727,120	100.0%	100.0%	100.0%	$(23,027)	(3.3)%	$(29,694)	(4.1)%
Direct Costs	411,334	460,002	532,153	61.0%	66.0%	73.2%	(48,668)	(10.6)%	(72,151)	(13.6)%
Operating Expenses
Indirect and selling expenses	203,428	170,360	118,128	30.2%	24.4%	16.2%	33,068	19.4%	52,232	44.2%
Depreciation and amortization	9,416	5,407	2,432	1.4%	0.8%	0.3%	4,009	74.1%	2,975	122.3%
Amortization of intangible assets	11,137	8,683	3,884	1.7%	1.2%	0.5%	2,454	28.3%	4,799	123.6%

Total costs and expenses	223,981	184,450	124,444	33.3%	26.4%	17.0%	39,531	21.4%	60,006	48.2%

Earnings from Operations	39,084	52,974	70,523	5.8%	7.6%	9.8%	(13,890)	(26.2)%	(17,549)	(24.9)%
Other (Expense) Income
Interest expense	(5,107)	(4,082)	(1,944)	(0.7)%	(0.6)%	(0.3)%	(1,025)	25.1%	(2,138)	110.0%
Other	1,005	581	519	0.1%	0.1%	0.1%	424	73.0%	62	11.9%

Income from continuing operations before income taxes	34,982	49,473	69,098	5.2%	7.1%	9.6%	(14,491)	(29.3)%	(19,625)	(28.4)%
Income Tax Expense	12,626	20,750	28,542	1.9%	3.0%	3.9%	(8,124)	(39.2)%	(7,792)	(27.3)%

Net Income	$22,356	$28,723	$40,556	3.3%	4.1%	5.7%	$(6,367)	(22.2)%	(11,833)	(29.2)%

Year ended December 31, 2009, compared to year ended December 31, 2008

Revenue. Revenue for the year ended December 31, 2009, was $674.4 million, compared to $697.4 million for the year ended December 31, 2008, representing a decrease of $23.0 million, or 3.3%. The decrease was primarily due to a reduction in revenue of $204.4 million associated with the declining activities and the conclusion of The Road Home contract in June 2009. The decrease in revenue on The Road Home contract was partially offset by: (1) revenue associated with newly acquired Macro and Jacob & Sundstrom; (2) growth in other contracts of $63.2 million; and (3) revenue associated with subsidiary Jones & Stokes that was acquired in February 2008, whose results are included in operating results for the entire twelve months ended December 31, 2009, but only partially included in the operating results for the year ended December 31, 2008.

Direct costs. Direct costs for the year ended December 31, 2009, were $411.3 million, or 61.0% of revenue, compared to $460.0 million, or 66.0% of revenue, for the year ended December 31, 2008. The decrease was primarily due to the declining activities and conclusion of The Road Home contract in June 2009. The decrease was partially offset by: (1) direct costs associated with the operations of Macro and Jacob & Sundstrom, both acquired in 2009; (2) an increase in direct costs associated with growth in other contracts; and (3) direct costs associated with the operations of Jones & Stokes, whose results are included in operating results for the entire twelve months ended December 31, 2009, but only partially included in the operating results for the year ended December 31, 2008. The decrease in direct costs as a percentage of revenue was primarily attributable to the decreased work on The Road Home contract, which consisted of relatively more work performed by subcontractors, and increased revenue from Macro and other contracts, which had a relatively lower direct cost component.

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2009, were $203.4 million, or 30.2% of revenue, compared to $170.4 million, or 24.4% of revenue for the year ended December 31, 2008. The increase in indirect and selling expenses was due principally to: (1) indirect costs associated with the operations of Macro, acquired in 2009; (2) indirect costs associated with the operations of Jones & Stokes, whose results are included in operating results for the entire twelve months ended December 31, 2009, but only partially included in the operating results for the year ended December 31, 2008; (3) $1.4 million of expenses associated with the acquisition of Macro; and (4) an increase of $0.7 million of expenses associated with non-cash compensation. The increase in indirect costs as a percentage of revenue for the year ended December 31, 2009, was primarily attributable to a change in contract mix. The decrease in the activity of The Road Home contract was partially offset by growth through acquisition and organic growth, both of which have a relatively higher indirect cost component.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2009, was $9.4 million, or 1.4% of revenue, compared to $5.4 million, or 0.8% of revenue for the year ended December 31, 2008. This 74.1% increase in depreciation and amortization resulted primarily from an increase in capital expenditures during the latter part of 2008 and in depreciation related to Macro.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2009, was $11.1 million, or 1.7% of revenue, compared to $8.7 million, or 1.2% of revenue for the year ended December 31, 2008. The increase in amortization expense was primarily due to the amortization of intangibles related to the Macro acquisition, partially offset by a decrease to amortization expense related to other earlier acquisitions.

Earnings from operations. For the year ended December 31, 2009, earnings from operations were $39.1 million, or 5.8% of revenue, compared to $53.0 million, or 7.6% of revenue for the year ended December 31, 2008. Earnings from operations and earnings from operations as a percentage of revenue decreased primarily due to the decrease in revenue associated with the declining activities of The Road Home contract and increased depreciation and amortization expense.

Other income. For the year ended December 31, 2009, other income was approximately $1.0 million, or 0.1% of revenue, compared to approximately $0.6 million, or 0.1% of revenue, for the year ended December 31, 2008. The activity in other income for the year ended December 31, 2008, was primarily attributable to the reduction of a subcontractor indemnification obligation. The activity in other income for the year ended December 31, 2009, was primarily attributable to funds received from indemnity claims related to prior acquisitions.

Interest expense. For the year ended December 31, 2009, interest expense was approximately $5.1 million, compared to approximately $4.1 million for the year ended December 31, 2008. The increase was due primarily to an increase in debt associated with the acquisition of Macro, partially offset by lower interest rates.

Income tax expense. Our income tax rate for the year ended December 31, 2009, was approximately 36.1% compared to approximately 41.9% for the year ended December 31, 2008. The decrease was predominately related to one-time downward permanent adjustments, the release of certain unrecognized tax benefits, the generation of foreign tax credits in lieu of foreign income tax deductions, and the approval of certain state tax credits, partially offset by permanent differences related to expenses not deductible for tax purposes.

Year ended December 31, 2008, compared to year ended December 31, 2007

Revenue. Revenue for the year ended December 31, 2008, was $697.4 million, compared to $727.1 million for the year ended December 31, 2007, representing a decrease of $29.7 million, or 4.1%. The decrease was primarily due to a reduction in revenue of $194.6 million associated with the declining activities of The Road Home contract. The decrease in revenue on The Road Home contract was partially offset by: (1) increased revenue associated with the operations of Jones & Stokes, whose results since February 2008 are included in operating results for the year ended December 31, 2008, but not included in the 2007 operating results; (2) the operations of Z-Tech and SH&E, whose results are included in operating results for the year ended December 31, 2008, but included for only six months and one month, respectively, in the operating results of the comparable period in 2007; and (3) growth in other contracts of $50.9 million.

Direct costs. Direct costs for the year ended December 31, 2008, were $460.0 million, or 66.0% of revenue, compared to $532.2 million, or 73.2% of revenue, for the year ended December 31, 2007. The decrease was primarily due to the declining activities associated with The Road Home contract. The decrease was partially offset by direct costs associated with the operations of Jones & Stokes, whose results since February 2008 are included in operating results for the year ended December 31, 2008, but not included in the 2007 operating results, and the operations of Z-Tech and SH&E, whose results are included in operating results for the year ended December 31, 2008, but included for only six months and one month, respectively, in the operating results of the comparable period in 2007. The decrease in direct costs as a percentage of revenue was primarily attributable to the decrease in work subcontracted to other parties on The Road Home contract, and increased revenue from the companies we acquired, which had a relatively lower direct cost component.

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

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2008, was $5.4 million, or 0.8% of revenue, compared to $2.4 million, or 0.3% of revenue for the year ended December 31, 2007. This 122.3% increase in depreciation and amortization resulted primarily from our acquisitions of Z-Tech in June 2007, of SH&E in December 2007, and of Jones & Stokes in February 2008, and an increase in capital expenditures.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2008, was $8.7 million, or 1.2% of revenue, compared to $3.9 million, or 0.5% of revenue for the year ended December 31, 2007. This 123.6% increase in amortization of intangible assets resulted primarily from our acquisitions of Z-Tech in June 2007, of SH&E in December 2007, and of Jones & Stokes in February 2008.

Earnings from operations. For the year ended December 31, 2008, earnings from operations were $53.0 million, or 7.6% of revenue, compared to $70.5 million, or 9.8% of revenue for the year ended December 31, 2007. Earnings from operations in total and as a percentage of revenue decreased primarily due to the additional amortization expenses related to the intangible assets associated with the acquisitions of Z-Tech, SH&E, and Jones & Stokes, an increase in depreciation and amortization related to capital expenditures, and an increase in non-cash compensation.

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

Interest expense. For the year ended December 31, 2008, interest expense was approximately $4.1 million, compared to approximately $1.9 million for the year ended December 31, 2007. The approximately 110% increase was due primarily to increased debt service on borrowings for the SH&E and Jones & Stokes acquisitions.

Income tax expense. Our income tax rate for the year ended December 31, 2008, was approximately 41.9% compared to approximately 41.3% for the year ended December 31, 2007. This increase was due primarily to lower tax credits in 2008.

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility. On February 20, 2008, we signed the Second Amended and Restated Business Loan and Security Agreement (the “Credit Facility”) with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (until February 20, 2013). This revised Credit Facility provides for borrowings on a revolving line of credit up to $275.0 million without a borrowing base requirement, subject to our compliance with both financial and non-financial covenants. The revised Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $75.0 million under the same terms and conditions as the existing revolving line of credit, subject to lenders’ approval. This Credit Facility provided pre-approval of our lenders for us to acquire other companies with individual purchase prices of up to $75.0 million if certain conditions are met and provides less restrictive financial and non-financial covenants than our previous Credit Facility. On March 31, 2009, we amended this Credit Facility to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins we pay to borrow funds under this Credit Facility. Under the terms of our Credit Facility, we are required to comply with certain financial and non-financial covenants. We were in compliance with all such covenants as of December 31, 2009.

Financial Condition. There were several significant changes in our balance sheet during the year ended December 31, 2009. Contract receivables, net, increased to $174.1 million compared to $150.8 million as of December 31, 2008, due to an increase in the amount of contract receivables from the acquisition of Macro and Jacob & Sundstrom, offset by a decline in receivables from The Road Home contract. Goodwill increased from $198.7 million on December 31, 2008, to $323.5 million as of December 31, 2009, primarily resulting from our acquisitions of Macro and Jacob & Sundstrom. In addition, other intangible assets, net, increased from $16.8 million on December 31, 2008, to $38.5 million for the year ending 2009 due to these acquisitions. Long-term debt increased from $80.0 million on December 31, 2008, to $145.0 million on December 31, 2009, due to borrowings necessary to complete these two acquisitions, partially offset by the proceeds from our stock offering in December 2009 and net cash from operations. Days-sales-outstanding were 80 days at December 31, 2009, and 77 days at December 31, 2008, while our days-payable-outstanding were 46 days at December 31, 2009, and 55 days at December 31, 2008. Total property and equipment, net, increased to $22.6 million as of December 31, 2009, compared to $13.4 million as of December 31, 2008, due primarily to an increase of $5.3 million in fixed assets acquired as part of the Macro acquisition and a $3.5 million increase in purchased software. In March 2009, the Company executed a new three-year enterprise-wide agreement with Microsoft, which will be paid in semi-annual installments over a three-year period.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of December 31, 2009, we had $145.0 million borrowed under our revolving line of credit and an unused borrowing capacity of $128.7 million on our Credit Facility, which is available for our working capital needs and for other purposes.

We anticipate that our long-term liquidity requirements, including any future acquisitions, will be funded through a combination of cash flow from operations, borrowings under our Credit Facility, additional secured or unsecured debt, or the issuance of common or preferred stock, each of which may be initially funded through borrowings under our Credit Facility.

We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, and other working capital requirements. We are continuously analyzing our capital structure to ensure we have sufficient capital to fund future acquisitions and internal growth. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources both from debt and equity sources. We believe that we will be able to access these markets on commercially reasonable terms and conditions if we need additional borrowings or capital.

Shareholder Equity. On December 16, 2009, we sold 3,565,000 shares of our Class A common stock at $24.56 per share in conjunction with a secondary public offering, which included 465,000 shares sold following exercise by the underwriters of their over-allotment option to purchase additional shares. The $83.3 million of proceeds (net of underwriting fees and expenses) from the sale of stock was applied to repayment of outstanding borrowings incurred under our Credit Facility.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents were $2.4 million and $1.5 million on December 31, 2009, and December 31, 2008, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the years ended December 31, 2009, 2008 and 2007.

	Year ended December 31,
	2009	2008	2007
	(In thousands)
Net cash provided by operations	$48,554	$24,634	$43,351
Net cash used in investing activities	(197,177)	(61,692)	(100,198)
Net cash provided by financing activities	149,505	36,494	56,449
Effect of exchange rate on cash	(65)	(633)	134

Net increase (decrease) in cash	$817	$(1,197)	$(264)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash in each of the years 2009, 2008, and 2007 of approximately $48.6 million, $24.6 million, and $43.4 million, respectively. Cash flows from operating activities for 2009 were positively impacted by the reduction of organic contract receivables outstanding. These positive changes were largely offset by an increase in prepaid expenses and a net decrease in accounts payable and accrued expenses. Cash flows from operating activities for 2008 were negatively impacted by an increase in our subcontract and vendor payments, partially offset by a large decrease in our contract receivables outstanding, while net cash flows from operating activities were not materially impacted by contract receivables and account payables/accrued expenses in 2007.

Our cash flow used in investing activities consists primarily of capital expenditures and acquisitions. During the year ended 2009, we paid approximately $188.7 million for business acquisitions, net of cash acquired, and purchased capital assets totaling $8.1 million. During the year ended 2008, we paid approximately $51.4 million for business acquisitions, net of cash acquired, and purchased capital assets totaling approximately $9.9 million. In the year ended 2007, we paid approximately $96.4 million for several business acquisitions, net of cash acquired, and purchased capital assets totaling approximately $3.7 million.

Our cash flow from financing activities consists primarily of debt and equity transactions. For the year ended 2009, cash flow provided by financing activities included approximately $83.3 million in net proceeds from our secondary offering and $65.0 million from our Credit Facility. For the year ended 2008, cash flow from financing activities was primarily due to net borrowings of approximately $32.9 million from our Credit Facility. For the year ended 2007, cash flow from financing activities included net borrowings of approximately $47.1 million from our debt facility and approximately $7.4 million related to the net issuance of equity.

OFF-BALANCE SHEET ARRANGEMENTS

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

The Credit Facility provides for stand-by letters of credit aggregating up to $5.0 million that reduce the funds available under the revolving line of credit when issued. As of December 31, 2009, we had five outstanding letters of credit with a total value of $1.3 million. We have no other material off-balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2009, that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Rent of facilities	$114,640	$25,172	$41,736	$16,897	$30,835
Operating lease obligations	$5,246	$2,242	$2,889	$115	$—
Long-term debt obligation	$145,000	—	—	$145,000	—

Total	$264,886	$27,414	$44,625	$162,012	$30,835

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our exposure to market risk includes changes in interest rates for borrowings under our credit agreement. These borrowings accrue interest at variable rates. Based upon our borrowings under this facility in 2009, a 1% increase in interest rates would have increased interest expense by approximately $2.0 million and would have decreased our annual cash flow by a comparable amount.

Since our IPO, we have followed an investment policy that requires that we invest excess cash in high-quality investments that preserve principal, provide liquidity, and minimize investment risk. During 2009, any excess cash was applied to repayment of outstanding borrowings incurred under our Credit Facility.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Management’s Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report. Grant Thornton LLP, the Company’s independent registered public accounting firm, has issued an opinion on the Company’s internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm on page F-1 of this Annual Report on Form 10-K.

Change in Internal Controls. During the fourth quarter of fiscal year 2009, there were no changes in our internal control over financial reporting that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

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

On March 8, 2010, ICF Consulting Group, Inc., a wholly owned subsidiary of the Company (“ICF Consulting”), executed a commercial office lease agreement (the “New Lease”), which will be effective April 1, 2010, with Hunters Branch Leasing, LLC (the “Landlord”) and Hunters Branch Partners, L.L.C. The New Lease replaces the former corporate headquarters leasing arrangements, consisting of both the former Agreement of Sublease between ICF Kaiser International, Inc. and ICF Consulting Group, Inc. dated June 1999 (the “Sublease”) and the Assignment Agreement regarding Deed of Lease among B2TECS, Hunters Branch Leasing, LLC, and ICF Consulting effective October 7, 2005 (the “Assignment,” and together with the Sublease, the “Original Lease”). The New Lease premises is for an aggregate 258,732 square feet in the 9300 and 9302 Lee Highway buildings (also known as Hunters Branch) in Fairfax, Virginia. Of this aggregate 258,732 square feet, we: (i) currently occupy 201,707 square feet; (ii) will convert 23,089 square feet that we currently sublease into a direct lease with the Landlord and will gain 21,237 square feet, both in 2012; and (iii) will gain an additional 12,699 square feet in 2014.

The lease commencement date under the New Lease will be April 1, 2010, and the New Lease will expire on December 31, 2022. The base rent for the premises will be approximately $493,400 per month for the months of April through June 2010, increasing to approximately $505,700 per month effective July 1, 2010 until June 30, 2011. Effective each July 1 thereafter, the base rent will increase to an amount equal to 102.5% of the base rent then in effect for the immediately preceding lease year. Additional rent will be due as more space is added in future years.

Also under the New Lease, the Landlord will make improvements to the tenant space valued at approximately $6.0 million for the initial 201,707 square feet, and improvements valued at an additional approximately $2.0 million for the subsequently added 57,025 square feet. The Landlord will also provide certain improvements to the Hunters Branch common areas. We also receive the right to place additional signage on the Interstate 66 side of the building located at 9302 Lee Highway.

Neither we nor any of our affiliates has a material relationship with the Landlord or any of its affiliates, other than the contractual relationship under the Original Lease.

The description of the New Lease is qualified in its entirety by reference to the New Lease filed hereto as Exhibit 10.6.

In connection with the effectiveness of the New Lease, the Original Lease will terminate as of April 1, 2010. The Original Lease encompassed a portion of the premises covered under the New Lease, and was also with the same Landlord. We decided to terminate our existing lease and negotiate a new lease with the same Landlord to consolidate several tenant and subtenant relationships within the Hunters Branch buildings and obtain Landlord commitments for building improvements. We will incur no material early termination penalties as a result of the termination of the Original Lease.

The description of the Original Lease is qualified in its entirety by reference to the Sublease and Assignment, previously filed as Exhibits 10.12 and 10.13, respectively, to our Registration Statement on Form S-1 (File No. 333-134018) and amendments thereto, declared effective September 27, 2006.

The above disclosure relating to our entry into the New Lease and termination of the Original Lease is included under this “Item 9B Other Information” in lieu of Items 1.01 and 1.02 disclosure under a timely Form 8-K.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2010 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2010 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) Financial Statement Schedules

None.

(3) Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Exhibit
2.1	Stock Purchase Agreement by and among ICF Consulting Group, Inc., ICF Consulting Group Holdings, Inc., Terrence R. Colvin, Wesley C. Pickard, Donald L. Zimmerman and the other shareholders of Synergy, Inc. dated effective January 1, 2005 (Incorporated by reference to exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-134018) and amendments thereto, declared effective September 27, 2006 (the “Form S-1”)).

2.2	Stock Purchase Agreement by and among ICF Consulting Group, Inc., Caliber Associates, Inc. Employee Stock Ownership Plan and Trust, Caliber Associates, Inc., Gerald Croan and Sharon Bishop dated effective September 12, 2005 (Incorporated by reference to exhibit 10.11 to the Company’s Form S-1).

2.3	Stock Purchase Agreement dated as of June 28, 2007 by and among ICF International, Inc., ICF Consulting Group, Inc., the Sellers and Z-Tech Corporation (Incorporated by reference to exhibit 2.1 to the Company’s Form 8-K, filed July 5, 2007).

2.4	Merger Agreement dated as of November 9, 2007 by and among ICF International, Inc., ICF Consulting Group, Inc., ICF Consulting Group Acquisition, Inc., Simat, Helliesen & Eichner, Inc., and Other Parties Named Herein (Incorporated by reference to exhibit 2.1 to the Company’s Form 8-K, filed December 7, 2007).

2.5	Merger Agreement dated as of January 23, 2008 by and among ICF International, Inc., ICF Consulting Group, Inc., Jones & Stokes Associates, Inc., and Other Parties Named Herein (Incorporated by reference to exhibit 2.1 to the Company’s Form 8-K, filed February 15, 2008).

2.6	Stock Purchase Agreement by and among ICF Consulting Group, Inc., and ICF International, Inc., infoGROUP Inc., and Opinion Research Corporation (Macro Acquisition), dated March 27, 2009 (Incorporated by reference to exhibit 2.1 to the Company’s Form 8-K, filed April 6, 2009).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-137975), effective as of October 12, 2006).

Exhibit Number	Exhibit
3.2	Amended and Restated Bylaws of ICF International, Inc. (Incorporated by reference to exhibit 3.1 to the Company’s Form 8-K, filed on September 23, 2008).

4.1	Specimen common stock certificate (Incorporated by reference to exhibit 4.1 to the Company’s Form S-1).

4.2	See exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining the rights of holders of common stock of the Company.

4.3	Form of Amended and Restated Registration Rights Agreement (Incorporated by reference to exhibit 4.2 to the Company’s Form S-1).

10.1	2006 Long-Term Equity Incentive Plan (Incorporated by reference to exhibit 10.2 to the Company’s Form S-1).

10.2	2006 Employee Stock Purchase Plan (Incorporated by reference to exhibit 10.3 to the Company’s Form S-1).

10.3	Amended and Restated Business Loan and Security Agreement dated as of October 5, 2005 by and among ICF Consulting Group Holdings, Inc. and ICF Consulting Group, Inc., as Borrowers, Citizens Bank of Pennsylvania, Chevy Chase Bank, F.S.B., PNC Bank, National Association, Commerce Bank, N.A., as Lenders, and Citizens Bank of Pennsylvania, as Agent; and First Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated as of March 14, 2006; and Second Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated as of August 25, 2006 (Incorporated by reference to exhibit 10.4 to the Company’s Form S-1).

10.4	Agreement of Sublease between ICF Kaiser International, Inc. and ICF Consulting Group, Inc. dated June 1999 (Incorporated by reference to exhibit 10.12 to the Company’s Form S-1).

10.5	Assignment Agreement regarding Deed of Lease among B2TECS, Hunters Branch Leasing, LLC and ICF Consulting Group, Inc. dated effective October 7, 2005 (Incorporated by reference to exhibit 10.13 to the Company’s Form S-1).

10.6	Deed of Lease by and between Hunters Branch Leasing, LLC and ICF Consulting Group, Inc., effective April 1, 2010.

10.7	Contract between the State of Louisiana, through the Division of Administration, Office of Community Development, and ICF Emergency Management Services, LLC dated effective June 12, 2006 (Incorporated by reference to exhibit 10.14 to the Company’s Form S-1).

10.8	Restricted Stock Agreement dated September 6, 2005 between ICF Consulting Group, Inc. and Ellen Glover (Incorporated by reference to exhibit 10.16 to the Company’s Form S-1).

10.9	Restated Employment Agreement dated December 29, 2008 between the Registrant and Sudhakar Kesavan (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed December 30, 2008).

10.10	Restated Severance Protection Agreement dated December 29, 2008 between the Registrant and Sudhakar Kesavan (Incorporated by reference to exhibit 10.2 to the Company’s Form 8-K, filed December 30, 2008).

10.11	Restated Severance Protection Agreement dated December 12, 2008 between the Registrant and Alan Stewart (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed December 18, 2008).

10.12	Restated Severance Protection Agreement dated December 12, 2008 between the Registrant and John Wasson (Incorporated by reference to exhibit 10.2 to the Company’s Form 8-K, filed December 18, 2008).

Exhibit Number	Exhibit
10.13	Amended Severance Letter Agreement dated December 12, 2008 between the Registrant and Alan Stewart (Incorporated by reference to exhibit 10.3 to the Company’s Form 8-K filed December 18, 2008).

10.14	Amended Severance Letter Agreement dated December 12, 2008 between the Registrant and John Wasson (Incorporated by reference to exhibit 10.4 to the Company’s Form 8-K filed December 18, 2008).

10.15	First Amendment to Contract dated July 24, 2006 between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed October 24, 2006).

10.16	Second Amendment of Contract dated September 28, 2006 between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.2 to the Company’s Form 8-K, filed October 24, 2006).

10.17	Third Amendment of Contract dated October 18, 2006 between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.3 to the Company’s Form 8-K, filed October 24, 2006).

10.18	Fourth Amendment of Contract between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of the Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed March 28, 2007).

10.19	Fifth Amendment of Contract between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed June 29, 2007).

10.20	Fourth Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated June 28, 2007 (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed July 5, 2007).

10.21	Sixth Amendment of Contract between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed November 7, 2007).

10.22	Seventh Amendment of Contract between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed December 19, 2007).

10.23	Fifth Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated December 3, 2007 (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed December 7, 2007).

10.24	Sixth Modification to Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated February 14, 2008 (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed February 15, 2008).

Exhibit Number	Exhibit
10.25	Second Amended and Restated Business Loan and Security Agreement dated as of February 20, 2008 by and among ICF International, Inc. and ICF Consulting Group, Inc., as Borrowers, Citizens Bank of Pennsylvania, as a Lender and Administrative Agent, Bank of America, N.A., as a Lender and Syndication Agent, CitiBank, N.A. and SunTrust Bank, as Lenders and Documentation Agents, Branch Banking and Trust Company, Commerce Bank, N.A., HSBC Bank USA, National Association, PNC Bank, National Association, and Chevy Chase Bank, N.A. as Lenders, and RBS Securities Corporation (d/b/a RBS Greenwich Capital), as sole and exclusive lead arranger and book running manager (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed February 25, 2008).

10.26	Restricted Stock Award Agreement dated March 14, 2008 between the Registrant and Eileen O’Shea Auen (Incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q, filed May 12, 2008).

10.27	Restricted Stock Award Agreement dated March 14, 2008 between the Registrant and Richard M. Feldt (Incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q, filed May 12, 2008).

10.28	ICF International, Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to exhibit 10.3 to the Company’s Form 10-Q, filed May 12, 2008).

10.29	Eighth Amendment of Contract between ICF Emergency Management Services, LLC and the State of Louisiana, through the Division of Administration, Office of Community Development (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed July 22, 2008).

10.30	Employment Agreement by and between the Company and Alan Stewart, dated December 17, 2009.

10.31	Underwriting Agreement by and among the Company, William Blair & Company, L.L.C. and Stifel, Nicolaus & Company, Incorporated, dated December 10, 2009 (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed December 15, 2009).

21.0	Subsidiaries of the Registrant.

23.0	Consent of Grant Thornton LLP.

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 11, 2010	ICF INTERNATIONAL, INC.

	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUDHAKAR KESAVAN Sudhakar Kesavan	Chairman, President and Chief Executive Officer (Principal Executive Officer)	March 11, 2010

/s/ ALAN STEWART Alan Stewart	Senior Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)	March 11, 2010

/s/ SCOTT BRESLER Scott Bresler	Controller (Principal Accounting Officer)	March 11, 2010

/s/ EDWARD H. BERSOFF Edward H. Bersoff	Director	March 11, 2010

/s/ SRIKANT M. DATAR Srikant M. Datar	Director	March 11, 2010

/s/ JOEL R. JACKS Joel R. Jacks	Director	March 11, 2010

/s/ DAVID C. LUCIEN David C. Lucien	Director	March 11, 2010

/s/ PETER M. SCHULTE Peter M. Schulte	Director	March 11, 2010

/s/ RICHARD M. FELDT Richard M. Feldt	Director	March 11, 2010

/s/ EILEEN O’SHEA AUEN Eileen O’Shea Auen	Director	March 11, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ICF International, Inc., and Subsidiaries

We have audited the accompanying consolidated balance sheets of ICF International, Inc. and Subsidiaries (the “Company”), as of December 31, 2009 and 2008, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of ICF International, Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, ICF International, Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ Grant Thornton LLP

McLean, Virginia

March 11, 2010

ICF International, Inc., and Subsidiaries

Consolidated Balance Sheets

December 31,	2009	2008
	(in thousands of dollars)
Assets

Current Assets
Cash and cash equivalents	$2,353	$1,536
Contract receivables, net	174,120	150,778
Prepaid expenses and other	6,666	4,507
Income tax receivable	4,175	3,530
Restricted cash	—	2,180
Deferred income taxes	1,337	4,186

Total current assets	188,651	166,717

Total property and equipment, net	22,600	13,373

Other assets:
Goodwill	323,467	198,724
Other intangible assets, net	38,474	16,844
Restricted cash	2,123	2,078
Other assets	6,912	3,281

Total Assets	$582,227	$401,017

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$27,075	$27,740
Accrued salaries and benefits	32,072	27,405
Accrued expenses	21,770	35,295
Deferred revenue	19,370	12,352

Total Current Liabilities	100,287	102,792

Long-term Liabilities:
Long-term debt	145,000	80,000
Deferred rent	2,914	2,361
Deferred income taxes	11,656	10,849
Other	4,810	2,098

Total Liabilities	264,667	198,100

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized, 19,278,591 and 15,188,320 shares issued; and 19,278,591 and 15,106,522 shares outstanding	19	15
Additional paid-in capital	211,412	120,550
Retained earnings	106,466	84,110
Treasury stock	—	(1,474)
Stockholder notes receivable	—	(12)
Accumulated other comprehensive income	(337)	(272)

Total Stockholders’ Equity	317,560	202,917

Total Liabilities and Stockholders’ Equity	$582,227	$401,017

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Earnings

Year ended December 31,	2009	2008	2007
	(in thousands of dollars, except per share data)
Contract Revenue	$674,399	$697,426	$727,120

Direct Costs	411,334	460,002	532,153

Operating costs and expenses
Indirect and selling expenses	203,428	170,360	118,128
Depreciation and amortization	9,416	5,407	2,432
Amortization of intangible assets	11,137	8,683	3,884

Earnings from Operations	39,084	52,974	70,523

Other (Expense) Income
Interest expense	(5,107)	(4,082)	(1,944)
Other	1,005	581	519

Income Before Income Taxes	34,982	49,473	69,098

Income Tax Expense	12,626	20,750	28,542

Net Income	$22,356	$28,723	$40,556

Earnings per Share:
Basic	$1.45	$1.96	$2.87
Diluted	$1.40	$1.88	$2.72

Weighted-average Common Shares Outstanding:
Basic	15,433	14,641	14,152
Diluted	15,914	15,270	14,896

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statement of Stockholders’ Equity

(in thousands)

Years ended December 31, 2009, 2008 and 2007	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholder Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
January 1, 2007	13,875	$14	$98,995	$15,701	58	$(428)	$(562)	$227	$113,947
Net income	—	—	—	40,556	—	—	—	—	40,556

Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	134	134

Total Comprehensive Income									40,690
Equity compensation			3,680						3,680
Unrecognized tax benefits				(870)					(870)
Proceeds from initial public offering			12						12
Exercise of stock options	651	1	3924		2				3,925
Net payments from management stockholder issuances and buybacks	6	—	150	—	2	(318)	—	—	(168)
Tax benefits of stock option exercises	—	—	3,034	—	—	—	—	—	3,034
Proceeds on stockholder notes	—	—	—	—	—	—	562	—	562
Interest receivable from stockholder notes	—	—	—	—	—	—	(21)	—	(21)

December 31, 2007	14,532	$15	$109,795	$55,387	62	$(746)	$(21)	$361	$164,791

Net income	—	—	—	28,723	—	—	—	—	28,723

Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	(633)	(633)

Total Comprehensive Income									28,090
Equity compensation			6,473						6,473
Exercise of stock options	384	—	2,127						2,127
Issuance of shares pursuant to vesting of Restricted Stock Units	268		(1,601)		(105)	1,601			—
Net payments for stockholder issuances and buybacks	(77)	—	485	—	125	(2,329)	—	—	(1,844)
Tax benefits of stock option exercises	—	—	3,271	—	—	—	—	—	3,271
Proceeds on stockholder notes	—	—	—	—	—	—	9	—	9

December 31, 2008	15,107	$15	$120,550	$84,110	82	$(1,474)	$(12)	$(272)	$202,917

Net income	—	—	—	22,356	—	—	—	—	22,356

Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	(65)	(65)

Total Comprehensive Income									22,291
Issuance of shares pursuant to secondary offering	3565	4	83,290						83,294
Equity compensation			7,192						7,192
Exercise of stock options	337	—	1,093		(93)	1,739			2,832
Issuance of shares pursuant to vesting of Restricted Stock Units	409		(3,914)		(141)	3,914			—
Net payments for stockholder issuances and buybacks	(139)	—	88	—	152	(4,179)	—	—	(4,091)
Tax benefits of stock option exercises	—	—	3,113	—	—	—	—	—	3,113
Proceeds on stockholder notes	—	—	—	—	—	—	12	—	12

December 31, 2009	19,279	$19	$211,412	$106,466	—	$—	$—	$(337)	$317,560

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

Year ended December 31,	2009	2008	2007
	(in thousands of dollars)
Cash Flows from operating activities
Net income	$22,356	$28,723	$40,556
Adjustments to reconcile net income to net cash provided by operating activities:
Accrued interest on stockholder notes	—	—	(21)
Bad debt expense	241	422	2,376
Deferred income taxes	2,203	(3,380)	(1,815)
Loss on disposal of fixed assets	(14)	127	68
Non-cash equity compensation	7,192	6,473	3,680
Depreciation and amortization	20,553	14,090	6,316
Changes in operating assets and liabilities:
Contract receivables	15,948	57,022	(62,695)
Prepaid expenses and other assets	(3,962)	598	(860)
Accounts payable	(3,763)	(50,654)	53,255
Accrued salaries and benefits	(3,207)	(4,219)	2,771
Accrued expenses	(16,813)	(12,608)	9,850
Deferred revenue	4,341	(3,834)	(2,512)
Income tax receivable/payable	1,150	(1,905)	(4,348)
Restricted cash	2,135	(3,415)	(2,112)
Deferred rent	106	567	(7)
Other liabilities	88	(3,373)	(1,151)

Net Cash Provided by Operating Activities	48,554	24,634	43,351

Cash Flows from Investing Activities
Capital expenditures	(8,068)	(9,929)	(3,662)
Payments for business acquisitions, net of cash received	(188,672)	(51,422)	(96,392)
Payments for trademark applications	—	—	(14)
Capitalized software development costs	(437)	(341)	(130)

Net Cash Used in Investing Activities	(197,177)	(61,692)	(100,198)

Cash Flows from Financing Activities
Advances from working capital facilities	315,784	270,949	334,608
Payments on working capital facilities	(250,784)	(238,028)	(287,529)
Restricted cash related to Caliber acquisition	—	1,325	2,147
Debt issue costs	(655)	(1,315)	(142)
Proceeds from secondary offering, net	83,294	—	12
Exercise of options	2,832	2,127	3,925
Tax benefits of stock option exercises and award vesting	3,113	3,271	3,034
Issuances of stock	88	485	246
Shares reacquired in net share issuance	(4,179)	(2,329)	(414)
Payments received on stockholder notes	12	9	562

Net Cash Provided by Financing Activities	149,505	36,494	56,449

Effect of Exchange Rate on Cash	(65)	(633)	134

Increase (Decrease) in Cash	817	(1,197)	(264)

Cash, beginning of year	1,536	2,733	2,997

Cash, end of year	$2,353	$1,536	$2,733

Supplemental disclosures of cash flow information:
Cash paid during the period:
Interest	$4,664	$4,505	$1,476

Income taxes	$7,644	$24,445	$31,839

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2009, 2008, and 2007

(dollar amounts in tables in thousands, except per share data)

NOTE A—BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (“ICFI”), and its subsidiary, ICF Consulting Group, Inc. (“Consulting”), (collectively, “the Company”). Consulting is a wholly owned subsidiary of ICFI. ICFI is a holding company with no operations or assets, other than its investment in the common stock of Consulting. The operations of Consulting are conducted within the following subsidiaries:

•	ICF Incorporated, L.L.C.

•	ICF Resources, L.L.C.

•	Systems Applications International, L.L.C.

•	ICF Associates, L.L.C.

•	ICF Services Company, L.L.C.

•	ICF Consulting Services, L.L.C.

•	ICF Emergency Management Services, LLC

•	ICF Consulting Ltd. (UK)

•	ICF Consulting Canada, Inc.

•	ICF Consulting PTY Ltd. (Australia)

•	ICF/EKO (Russia)

•	ICF Consultoria do Brasil, Ltda.

•	ICF Consulting India Private Ltd.

•	Synergy, Inc.

•	Caliber Associates, Inc.

•	Advanced Performance Consulting Group, Inc.

•	Energy and Environmental Analysis, Incorporated

•	Z-Tech Corporation

•	Simat, Helliesen & Eichner, Inc.

•	SH&E Limited (UK)

•	Jones & Stokes Associates, Inc.

•	ICF International Consulting (Beijing) Company, Ltd.

•	Macro International Inc.

•	Jacob & Sundstrom, Inc.

All subsidiaries are wholly owned by Consulting. All significant intercompany transactions and balances have been eliminated.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE A—BASIS OF PRESENTATION AND NATURE OF OPERATIONS—Continued

Nature of Operations

The Company provides management, technology, and policy consulting and implementation services in the areas of energy, environment, and infrastructure, health, human services, and social programs; and homeland security and defense. The Company’s major clients are United States (“U.S.”) government agencies, especially the Department of Health and Human Services, the Department of Defense, the Department of Homeland Security, the Environmental Protection Agency, the Department of State, the Department of Transportation, the Department of Agriculture, the Department of Housing and Urban Development, and the Department of Justice; commercial entities, particularly air transportation and energy market participants; and other government organizations throughout the United States and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine diverse institutional knowledge and experience in their activities with the deep subject matter expertise of a highly educated staff, which the Company deploys in multi-disciplinary teams.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with over 50 domestic regional offices (as of December 31, 2009), and international offices in Brazil, Canada, India, Russia, China, and the United Kingdom.

Reclassifications

Certain amounts in 2008 and 2007 consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured.

The Company’s contracts with clients are either cost-based, time-and-materials, or fixed-price contracts. Revenues under cost-based contracts are recognized as costs are incurred. Applicable estimated profits are included in earnings as a percentage of contract costs. Incentives, award fees, or penalties related to performance are also considered in estimating revenue and profit rates based on actual and anticipated awards. Revenues for time-and-materials contracts are recorded on the basis of allowable labor hours worked, multiplied by the contract-defined billing rates, plus the costs of other items used in the performance of the contract. Profits on time-and-materials contracts result from the difference between the cost of services performed and the contract-defined billing rates for these services.

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

•	revenue on certain other fixed-price contracts is recognized ratably over the period benefited; and

•	revenue on certain other fixed-price contracts is recognized as service is delivered to the customer provided there are not acceptance provisions or other performance obligations.

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

Approximately 60 percent, 36 percent, and 27 percent of the Company’s revenue for the years 2009, 2008, and 2007, respectively, were derived under prime contracts and subcontracts with agencies and departments of the U.S. federal government.

The approximate percentage of revenue by contract type was as follows:

	2009	2008	2007
Cost-based	20%	11%	9%
Time-and-materials	51%	67%	55%
Fixed-price	29%	22%	36%

Total	100%	100%	100%

For the years ending December 31, 2009, 2008, and 2007, revenue from various branches of the Department of Health and Human Services (“HHS”) accounted for approximately 17 percent or $113.6 million, 9 percent or $60.9 million, and 5 percent or $38.1 million, respectively, of the Company’s revenue. The accounts receivable due from HHS contracts as of December 31, 2009 and 2008 was approximately $27.0 million and $13.3 million, respectively.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

In June of 2006, the Company was awarded a contract by the State of Louisiana, which ended in June 2009. For the year ending December 31, 2009, 2008, and 2007, revenue from the State of Louisiana accounted for approximately 9 percent or $60.4 million, 38 percent or $264.8 million, and 63 percent or $459.4 million, respectively, of the Company’s revenue. The accounts receivable due from the State of Louisiana contract as of December 31, 2009 and 2008, was approximately $0.8 million and $12.5 million, respectively.

Payments to the Company on cost-based contracts with the U.S. government are provisional payments subject to adjustment upon audit by the government. Such audits have been finalized through December 31, 2006 and any adjustments have been immaterial. Contract revenue for subsequent periods has been recorded in amounts that are expected to be realized upon final audit and settlement of costs in those years.

Cash and Cash Equivalents

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents as of the end of 2009 and 2008 was $2.4 million and $1.5 million, respectively.

Property and Equipment

Property and equipment are carried at cost and are depreciated using the straight-line method over their estimated useful lives, which range from two to seven years. Leasehold improvements are amortized on a straight-line basis over the shorter of the economic life of the improvement or the related lease term. Assets acquired in acquisitions are recorded at fair value.

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets with estimable useful lives must be amortized over such lives and reviewed for impairment.

The Company has elected to perform the annual goodwill impairment review as of September 30 of each year. The Company has determined that it has one reporting unit for purposes of performing this test. The Company employed the methods of determining fair value of the reporting unit was determined on the basis of market capitalization. Based upon management’s review, including an annual valuation report issued by an independent valuation firm, it was determined that no goodwill impairment charge was required for 2009, 2008, or 2007.

Capitalized Software

The Company capitalizes software development costs for certain software modeling tools. These costs are capitalized in accordance with the Software Accounting Standards. Amortization expense is recorded on a straight-line basis over the expected economic life, typically five years.

Equity Compensation

The Company accounts for incentive stock awards in accordance with stock-based compensation accounting standards. Under this method, compensation expense for all awards is recognized based upon the grant date.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

The Company has elected to use the Black-Scholes-Merton option pricing model to value any options granted and to amortize compensation expense relating to share-based payments on a straight-line basis over the requisite service period. The Company will reconsider its use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that prevent their value from being reasonably estimated using this model.

Long-lived Assets

The Company is required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

Foreign Currency Translation

As of December 31, 2009 and 2008, the Company held approximately $1.9 million and $1.5 million, respectively, in foreign financial institutions.

The financial positions and results of operations of the Company’s foreign affiliates are based on the local currency as the functional currency and translated to U.S. dollars for financial reporting purposes. Assets and liabilities of the affiliates are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income in stockholders’ equity. Gains and losses resulting from foreign currency transactions included in operations are not material for any of the periods presented.

Deferred Rent

The Company recognizes rent expense on a straight-line basis over the term of each lease. Lease incentives or abatements received at or near the inception of leases are accrued and amortized ratably over the life of the lease.

Fair Value of Financial Instruments

ASC Topic 825-10-65 requires disclosure about the fair value of financial instruments. We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities approximate their estimated fair values at December 31, 2009, due to their short maturities. We believe the carrying value of our lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at December 31, 2009.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Derivative Financial Instruments

From time to time, the Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates on its Credit Facility. Historically, such derivatives were not accounted for as a cash flow hedge, and were recorded as either an asset or liability in the consolidated balance sheet, and periodically adjusted to fair value through earnings. For years ended December 31, 2009 and 2008, the Company did not have any derivate financial instruments outstanding. The Company does not hold or issue derivative instruments for trading purposes.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company evaluates its ability to benefit from all deferred tax assets and establishes valuation allowances for amounts it believes are not more likely than not to be realizable.

Segment

The Company has concluded that it operates in one segment based upon the information used by management in evaluating the performance of its business and allocating resources. This single segment represents the Company’s core business, professional services primarily for government clients. Although the Company describes multiple service offerings to three markets to provide a better understanding of the Company’s business operations, the Company does not manage its business or allocate resources based upon those service offerings or markets.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and contract receivables. The majority of the Company’s cash transactions are processed through one U.S. commercial bank. Cash in excess of daily requirements is used to reduce any amounts outstanding under the Company’s Second Amended and Restated Business Loan and Security Agreement (“Credit Facility”) or invested in overnight investment sweeps. To date, the Company has not incurred losses related to cash and cash equivalents.

The Company’s contract receivables consist principally of contract receivables from agencies and departments of, as well as from prime contractors to, the U.S. government, other governments, and commercial organizations. The Company extends credit in the normal course of operations and does not require collateral from its clients.

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

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Business Combinations. In December 2007, the Financial Accounting Standards Board (“FASB”) issued new guidance pertaining to how business acquisitions are accounted for at their acquisition date and in subsequent periods. The new guidance changes the accounting for business combinations at the acquisition date to a fair value based approach rather than the cost allocation approach of prior guidance. The new guidance also requires acquisition-related transaction expenses and restructuring costs to be expensed as incurred rather than capitalized as a component of the business combination. Other key differences include changes in the accounting for acquired contingencies and income taxes. This new guidance was applicable for business combinations that occurred after January 1, 2009. This new guidance has been applied in the acquisitions of Macro and Jacob & Sundstrom that occurred in 2009. As a result of the new principle, $1.4 million in acquisition-related expense was recognized in 2009. To the extent we continue to make acquisitions, the new principle could impact our future financial statements and related disclosures.

Determination of the Useful Life of Intangible Assets. In April 2008, the FASB issued new guidance pertaining to the factors that must be considered when developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. The new guidance requires a consistent approach between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset as required under the business combination accounting guidance. In addition, enhanced disclosures are required when an intangible asset’s expected future cash flows are affected by an entity’s intent and/or ability to renew or extend the arrangement. The new guidance was effective January 1, 2009. The new guidance was applied prospectively and the adoption did not have a material impact on our financial condition, results of operations, or cash flows.

Fair Value Measurement of Nonfinancial Assets and Liabilities on a Nonrecurring Basis. In February 2008, the FASB issued new guidance related to fair value accounting for nonfinancial assets and nonfinancial liabilities. The accounting standard for those assets and liabilities did not have a material impact on our financial position, results of operations, or liquidity. We did not have any significant nonfinancial assets or nonfinancial liabilities that would be recognized or disclosed at fair value on a recurring basis as of December 31, 2009.

Fair Value Measurement and Disclosure for Liabilities. In August 2009, the FASB issued new accounting guidance to clarify how entities should determine the fair value of liabilities. The guidance indicates that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using either a valuation technique that uses the quoted price of the identical liability when traded as an asset or quoted prices for similar liabilities when traded as assets or another valuation technique that is consistent with the fair value principles of the income approach or market approach. It also clarified that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs to reflect the existence of a restriction that prevents the transfer of the liability. This guidance was effective October 1, 2009. The adoption of this guidance did not have a material impact on the Company’s financial statements.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES—Continued

The following accounting standards have been issued, but were not yet effective as of December 31, 2009, and thus have yet to be adopted by the Company.

Revenue Arrangements with Multiple Deliverables. In October 2009, the FASB revised the accounting guidance pertaining to revenue arrangements with multiple deliverables. Prior to this guidance, in order for deliverables within an arrangement to be separated, the items must have stand-alone value as defined by the statement and there must be objective and reliable evidence of fair value for all elements, or at a minimum, the undelivered elements within the arrangement. Objective and reliable evidence is demonstrated by having vendor-specific-objective-evidence (“VSOE”) of fair value, consisting of the price charged when the deliverable is sold separately or a price established by management with the authority to establish the price for the item before it is to be sold separately. If VSOE did not exist, third-party evidence was also acceptable. The new standard allows for the use of an estimated management selling price to determine the value of deliverables within an arrangement when VSOE or third-party evidence does not exist. The new guidance also eliminates the use of the residual method of allocation allowed in the previous guidance. The guidance will be effective for the Company beginning January 1, 2011 and can be applied prospectively or retrospectively. At this time, the Company is assessing the impact of this revised guidance.

Consolidations, Improvements to Financial Reporting by Enterprises involved with Variable Interest Entities. In June 2009, the FASB issued an amendment to the accounting and disclosure requirements for the consolidation of variable interest entities (“VIEs”). The amendment requires an entity to qualitatively, rather than quantitatively, assess the determination of the primary beneficiary of a VIE. This determination should be based on whether the entity has the power to direct the activities that most significantly impact the economic performance of the VIE and the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. Other key changes include: the requirement for an ongoing reconsideration of the primary beneficiary, the criteria for determining whether service-provider or decision-maker contracts are variable interests, the consideration of kick-out and removal rights in determining whether an entity is a VIE, the types of events that trigger the reassessment of whether an entity is a VIE, and the expansion of the disclosures previously required. The impact of the adoption may be applied retrospectively with a cumulative-effect adjustment to retained earnings as of the beginning of the first year restated, or through a cumulative-effect adjustment on the date of adoption. This guidance is effective for fiscal years beginning after November 15, 2009. Early adoption is prohibited. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial position, results of operations, or cash flows.

NOTE C—CONTRACT RECEIVABLES

Contract receivables consisted of the following at December 31:

	2009	2008
Billed	$141,269	$110,018
Unbilled	32,893	42,172
Retainages	1,965	1,479
Other	326	487
Allowance for doubtful accounts	(2,333)	(3,378)

Contract receivables, net	$174,120	$150,778

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE C—CONTRACT RECEIVABLES—Continued

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

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2009	2008
Leasehold improvements	$8,425	$6,451
Software	17,369	10,823
Furniture and equipment	6,558	5,441
Computers	13,987	9,413

	46,339	32,128
Accumulated depreciation and amortization	(23,739)	(18,755)

	$22,600	$13,373

Depreciation expense for property and equipment for the years ended December 31, 2009, 2008, and 2007, was approximately $9.0 million, $5.1 million, and $2.4 million, respectively.

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2009	2008
Balance as of January 1	$198,724	$159,491
Goodwill resulting from the Macro acquisition	104,126	—
Goodwill and adjustments resulting from the Jacob & Sundstrom acquisition	21,572	—
Goodwill and adjustments resulting from the Jones & Stokes acquisition	(1,929)	42,967
Goodwill and adjustments resulting from the other prior acquisitions	974	(3,734)

Balance as of December 31	$323,467	$198,724

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS—Continued

Jacob & Sundstrom, Inc.

Effective December 10, 2009, the Company acquired 100 percent of the outstanding common shares of Jacob & Sundstrom, Inc. (“Jacob & Sundstrom”), a privately held information technology firm specializing in providing cybersecurity and identity management services to U.S. federal civilian and defense agencies. With the acquisition, the Company offers an expanded range of advisory and implementation solutions across its federal and energy industry client base to assist in mitigating emerging cybersecurity threats and vulnerabilities.

The aggregate purchase price of approximately $32.2 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by the Company’s Credit Facility. The Company has engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets, but this allocation has not yet been finalized. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $29.0 million. The Company has preliminarily allocated approximately $21.6 million to goodwill and $7.4 million to other intangible assets. The intangible assets consist of approximately $7.0 million of customer-related intangibles that are being amortized over seven years and $0.4 million of marketing-related intangibles that are being amortized over two years. The Company is still evaluating pre-acquisition contingencies; therefore, the final allocation of the purchase price has not been completed. Jacob & Sundstrom was purchased under the election provisions of Internal Revenue Code 338(h)(10), and, therefore, goodwill and the amortization of intangibles are deductible for tax purposes. The results of operations for Jacob & Sundstrom are included in the Company’s statement of earnings effective December 10, 2009.

The Company incurred approximately $0.4 million of transaction expenses related to the acquisition. The expenses are recorded on the statement of earnings as indirect and selling expenses. The Company does not consider this to be a material business combination, and therefore, pro forma and certain other disclosures are not provided.

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

The aggregate purchase price of approximately $157.6 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by the Company’s Credit Facility. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $129.5 million. The Company has allocated approximately $104.1 million to goodwill and $25.4 million to other intangible assets. The intangible assets consist of approximately $24.6 million of customer-related intangibles that are being amortized over seven years, and $0.8 million of marketing-related intangibles that were amortized over 9 months. Macro was purchased under the

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS—Continued

election provisions of Internal Revenue Code 338(h)(10), and therefore, goodwill and the amortization of intangibles are deductible for tax purposes. The Company is still evaluating pre-acquisition contingencies; therefore, the final allocation of the purchase price has not been completed. The results of operations for Macro are included in the Company’s statement of earnings after March 31, 2009.

The Company incurred approximately $1.0 million of transaction expenses in the first quarter of 2009 related to the acquisition. The expenses are recorded on the statement of earnings as indirect and selling expenses. In addition, the Company incurred $0.6 million in debt issuance costs as a result of amending the Credit Facility in connection with obtaining lender approval to finalize the transaction. The debt issuance costs were recorded as other assets and will be amortized over the remaining life of the Credit Facility.

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

Since the acquisition date, revenue from Macro, included in the consolidated statement of earnings, was approximately $109.2 million, based on the revenue from contracts in its name. We do not intend to maintain Macro as a separate stand-alone operation and have been in the process of integrating its operations and projects, including line and staff personnel, into the rest of the Company. We are also determining the impact this new business will have on our current cost structure pursuant to federal contracting guidance; therefore, it is impractical to provide earnings information for Macro.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS—Continued

Pro forma Information (Unaudited)

The following unaudited condensed pro forma information presents combined financial information as if the acquisition of Macro had been effective at the beginning of each twelve-month period presented. The pro forma information includes adjustments reflecting changes in the amortization of intangibles, profit-sharing expense, acquisition-related expense, and interest expense, and records income tax effects as if Macro had been included in the Company’s results of operations:

	Year Ended December 31
	2009	2008
Revenue	$709,839	$847,094
Operating income	$42,047	$63,486
Net Income	$23,850	$33,770

Earnings per share:
Basic earnings per share	$1.55	$2.31
Diluted earnings per share	$1.50	$2.21

Jones & Stokes Associates, Inc.

In February 2008, the Company acquired 100 percent of the outstanding common stock of Jones & Stokes Associates, Inc. (“Jones & Stokes”), a privately held firm that provides integrated planning and resource management services, specializing in the transportation, energy, water, and natural resource management sectors. Jones & Stokes supports a broad mix of commercial and federal, state, and local government clients on projects to plan and implement infrastructure improvements and mandated government programs. The Company undertook the acquisition to expand its environmental and large project implementation capabilities across such strategic growth areas as transportation and infrastructure, energy, climate change, and water resources. The Company also undertook the acquisition to expand its presence in the western U.S. markets, where natural resource issues are a growing concern and where Jones & Stokes has outstanding market presence.

The aggregate purchase price was approximately $50.4 million, including $49.0 million of cash and $1.4 million of transaction expenses. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $46 million. The Company has allocated approximately $41.0 million to goodwill and $5.0 million to other intangible assets. The intangible assets consist of customer-related intangibles and marketing-related intangibles in the amounts of approximately $2.9 million and $2.1 million, respectively. The customer-related intangibles and marketing-related intangibles are being amortized over seven years and two years, respectively. The weighted-average period of amortization for all intangible assets as of December 31, 2008, is 4.9 years. Neither the goodwill nor the acquired intangibles are deductible for tax purposes. The results of operations for Jones & Stokes have been included in the Company’s statement of earnings since February 13, 2008.

The fair value of acquired assets and liabilities are finalized and represent management’s best estimates of the fair values as of the acquisition date.

Simat, Helliesen & Eichner, Inc.

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

The aggregate purchase price was approximately $52.5 million, including $51.4 million of cash and $1.1 million of transaction expenses. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $48.9 million. The Company allocated approximately $39.5 million to goodwill and $9.4 million to other intangible assets. The intangible assets consist of customer-related intangibles, developed technology, and marketing-related intangibles in the amounts of approximately $6.6 million, $2.3 million, and $0.5 million, respectively. The customer-related intangibles and developed technology are being amortized over seven years and six years, respectively. The marketing-related intangibles were amortized over one year. Neither the goodwill, nor the acquired intangibles, are deductible for tax purposes. The results of operations for SH&E are included in the Company’s statement of earnings since December 3, 2007.

Z-Tech Corporation

On June 28, 2007, the Company acquired 100 percent of the outstanding shares of Z-Tech Corporation (“Z-Tech”), a privately held company that provides software engineering, Web design and development, and scientific computing services for federal health agencies. Z-Tech primarily provides services to the five main agencies of the U.S. Department of Health and Human Services, including the National Institutes of Health, Centers for Disease Control and Prevention, U.S. Food and Drug Administration, Substance Abuse and Mental Health Services Administration, and Centers for Medicare and Medicaid Services. The Company undertook the acquisition to become a leader in the high-growth market of health information technology and gain a stronger presence in the federal health care market by combining Z-Tech’s technology and program support expertise with the Company’s established presence in health communications, policy, and clearinghouses.

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

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS—Continued

Energy and Environmental Analysis, Incorporated and Advanced Performance Consulting Group, Inc.

During January of 2007, the Company acquired two other companies:

•

The Company acquired 100 percent of the outstanding common stock of Energy and Environmental Analysis, Incorporated (“EEA”), a privately held company specializing in energy market analyses, modeling, transportation and energy technology, and environmental advisory services. EEA also provides strategic planning and regulatory support to all segments of the natural gas industry. The Company undertook the acquisition to increase its service offerings to the natural gas industry and to combine modeling frameworks of the Company and EEA in the electricity and gas sectors to create a unique platform for integrated energy analyses. Such analyses are becoming more important because of the increased use of natural gas and liquefied natural gas as fuels to generate electric power, and the increased interest in analyzing the impacts of evolving greenhouse gas regulations at the state, provincial, and federal levels in North America.

•

The Company also acquired 100 percent of the outstanding common stock of Advanced Performance Consulting Group, Inc. (“APCG”), a privately held company that helps federal organizations develop and implement strategy, improve enterprise performance, manage change, support employee growth, and communicate effectively. The Company undertook the acquisition to enhance its capabilities in human capital and strategic communications consulting and to complement its work with the Department of Homeland Security, Department of Defense, and key civilian agencies.

The aggregate purchase price of these acquisitions was approximately $13.4 million, including approximately $13.0 million in cash consideration and $0.4 million in transaction expenses. The results of operations for EEA and APCG have been included in the Company’s statement of earnings since January 1, 2007.

Management, with the assistance of a valuation specialist, prepared the allocation of the purchase price to goodwill and to other acquired intangible assets. The aggregate excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $11.8 million. The Company allocated approximately $8.5 million to goodwill and $3.3 million to other intangible assets. Both EEA and APCG were purchased under the election provisions of Internal Revenue Code 338(h)(10), and therefore, for these acquisitions, goodwill and intangibles are deductible for tax purposes.

Other Intangible Assets

Intangible assets are primarily amortized over periods ranging from approximately 1 to 8 years. The weighted-average period of amortization for all intangible assets as of December 31, 2009, is 6.6 years. The customer-related intangible assets, which consist of customer contracts, backlog, and non-contractual customer relationships, related to the acquisitions are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The weighted-average period of amortization of the customer-related intangibles is 6.8 years. Intangible assets related to acquired developed technology and marketing trade name obtained in connection with business combinations are being amortized on a straight-line or accelerated basis over their weighted-average periods of amortization of 5.2 years, and 2.1 years, respectively.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS—Continued

Other intangibles consisted of the following at December 31:

	2009	2008
Customer-related intangibles	$50,396	$24,148
Non-compete agreements	—	778
Developed technology	3,339	3,884
Marketing trade name	420	2,601
Trademarks	—	90

	54,155	31,501
Less: accumulated amortization	(15,681)	(14,657)

	$38,474	$16,844

Aggregate amortization expense for the years ended December 31, 2009, 2008, and 2007, was approximately $11.1 million, $8.7 million, and $3.9 million, respectively. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2010	$12,326
2011	9,328
2012	7,622
2013	5,201
2014	2,435
Thereafter	1,562

$38,474

Capitalized Software

Capitalized software development costs of $1.1 million and $0.7 million are included in Other assets for the years ended December 31, 2009 and 2008, respectively. These costs are for enhancements and upgrades to software used in our project management services.

NOTE F—ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2009	2008
Accrued bonuses and commissions	$8,830	$9,960
Accrued vacation	11,486	7,838
Accrued salaries	10,566	7,505
Accrued payroll taxes	595	472
Other	595	1,630

	$32,072	$27,405

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE G—ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

	2009	2008
Accrued subcontractor costs	$9,663	$23,925
Deposits	3,602	5,543
Accrued insurance premiums	1,570	1,626
Accrued professional services	965	332
Accrued rent	1,104	1,205
Accrued software licensing costs	2,265	544
Accrued taxes	488	347
Other accrued expenses	2,113	1,773

	$21,770	$35,295

NOTE H—LONG-TERM DEBT

The Company entered into the Second Amended and Restated Business Loan and Security Agreement (the “Credit Facility”) on February 20, 2008 with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (until February 20, 2013). This Credit Facility is collateralized by substantially all of the assets of the Company while providing for borrowings on a revolving line of credit up to $275.0 million without a borrowing base requirement, subject to compliance with both financial and non-financial covenants. The revised Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments up to $75.0 million under the same terms and conditions as the existing revolving line of credit, subject to lenders’ approval. This Credit Facility has already provided pre-approval of the lenders for the Company to acquire other companies with individual purchase prices of up to $75.0 million if certain conditions are met and provides less restrictive financial and non-financial covenants than the Company’s previous Credit Facility. The financial covenants require that the Company maintain, on a consolidated basis for each quarter, a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 and a Leverage Ratio of not more than 3.50 to 1.00. On March 31, 2009, the Company and its lenders amended this Credit Facility to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins the Company pays to borrow funds under this Credit Facility. The Company was in compliance with all financial and non-financial covenants of the Credit Facility as of December 31, 2009.

The Company’s debt issuance costs are being amortized over the term of indebtedness and totaled approximately $2.6 million and $1.9 million, net of accumulated amortization of approximately $1.0 million and $0.6 million as of December 31, 2009 and December 31, 2008, respectively. Amortization expense of approximately $0.4 million, $0.3 million, and $0.1 million was recorded in the accompanying Consolidated Statements of Earnings for the years ended December 31, 2009, December 31, 2008, and December 31, 2007, respectively.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE H—LONG-TERM DEBT—Continued

Long-term debt consisted of the following at December 31:

	2009	2008
Revolving Line of Credit/Swing Line provides for borrowings up to $275 million and matures in February 2013. Outstanding borrowings bear daily interest at a base rate (based on the U.S. Prime Rate, which was 3.25% at December 31, 2009, and 3.25% at December 31, 2008, plus a spread) or LIBOR (1, 3, or 6 month rates) plus a spread, payable monthly	$145,000	$80,000

Less: current portion	—	—

	$145,000	$80,000

Letters of Credit

At December 31, 2009 and 2008, the Company had outstanding letters of credit totaling approximately $1.3 million and $0.8 million, respectively. These letters of credit are renewed annually.

NOTE I—INCOME TAXES

Income tax expense consisted of the following at December 31:

	2009	2008	2007
Current:
Federal	$7,959	$18,702	$24,030
State	1,431	3,607	5,503
Foreign	652	705	815

	10,042	23,014	30,348
Deferred:
Federal	2,840	(1,550)	(1,486)
State	99	(333)	(320)
Foreign	(355)	(381)	—

	2,584	(2,264)	(1,806)

Income Tax Expense	$12,626	$20,750	$28,542

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE I—INCOME TAXES—Continued

Deferred tax assets (liabilities) consisted of the following at December 31:

	2009	2008
Deferred Tax Assets
Current:
Stock option compensation	$119	$828
Allowance for bad debt	660	1,476
Accrued vacation	3,543	2,425
Foreign tax credits	55	—
Other	692	1,537

Total current deferred tax asset	5,069	6,266

Non-current:
Foreign net operating loss carryforward (NOL)	108	115
Stock option compensation	983	1,735
Deferred rent	855	1,028
Deferred compensation	434	—
Foreign tax credits	387	—
Other	794	414

Total non-current deferred tax assets	3,561	3,292

Total Deferred Tax Assets	8,630	9,558
Valuation allowance	—	(115)

Total Deferred Tax Assets Net of Valuation Allowance	8,630	9,443

Deferred Tax Liabilities
Current:
Retention	(746)	(236)
Section 481(a) adjustment	(1,733)	(1,844)
Prepaids	(791)	_
Payroll taxes	(462)	_

Total current deferred liability	(3,732)	(2,080)
Non-current:
Depreciation	(2,388)	(70)
Amortization	(11,161)	(10,306)
Section 481(a) adjustment	(1,261)	(3,252)
Other	(407)	(398)

Total non-current deferred tax liabilities	(15,217)	(14,026)

Total Net Deferred Tax Liabilities	(18,949)	(16,106)

Total Deferred Tax Liability	$(10,319)	$(6,663)

The need to establish valuation allowances for deferred assets is based on a more-likely-than-not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration is given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives. During 2009, the Company determined it was more likely than not that the deferred tax assets of the Company’s Brazilian and Russian operations would be realized. Therefore, the Company released the valuation allowance against these deferred assets of $0.1 million.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE I—INCOME TAXES—Continued

Effective January 1, 2009, the Company has made no provisions for deferred U.S. income taxes or additional foreign taxes on any unremitted earnings of our controlled foreign subsidiaries because the Company considers these earnings to be permanently invested. If these earnings were repatriated, in the form of dividends or otherwise, the Company would be subject to U.S. income tax on these earnings. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credit carry forwards would be available to reduce some portion of the U.S. tax liability. The Company has $0.4 million of foreign tax credits available for carry forward related to deemed dividend inclusions from its controlled foreign corporations, as well as its foreign branch operations as of December 31, 2009.

On January 1, 2007, the Company adopted the provisions of accounting for uncertainty in income taxes. The total amount of unrecognized tax benefits as of December 31, 2009, and December 31, 2008, was $1.3 million and $1.2 million, respectively. Included in the balance at December 31, 2009, and December 31, 2008, were $0.8 million and $1.2 million, respectively, of tax positions that, if recognized, would impact the effective tax rate.

The Company does not anticipate a significant increase or decrease to the total unrecognized tax benefit during 2010. Our 2006 through 2009 tax years remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes.

The unrecognized tax benefit reconciliation from the beginning balance to the ending balance, excluding penalty and interest, is as follows:

Unrecognized tax benefits at January 1, 2007	804
Increase attributable to tax positions taken during a prior period	126
Increase attributable to acquisitions	1,293

Unrecognized tax benefits at December 31, 2007	2,223
Increase attributable to tax positions taken during a prior period	74
Decrease attributable to tax positions taken during a prior period	(160)
Increase attributable to tax positions taken during the current period	170
Decrease attributable to settlements with taxing authorities	(908)
Decrease attributable to lapse of statute of limitations	(159)

Unrecognized tax benefits at December 31, 2008	1,240
Increase attributable to tax positions taken during the prior period	92
Increase attributable to tax positions taken during the current period	361
Decrease attributable to settlements with taxing authorities	(168)
Decrease attributable to lapse of statute of limitations	(211)

Unrecognized tax benefits at December 31, 2009	1,314

During 2008 and 2009, we filed federal, state, and foreign tax returns for prior years related to one of our 2007 acquisitions. The effect of these returns was to reduce our unrecognized tax benefits by a total of $1.1 million and for us to pay total net tax of $0.4 million.

We continue our policy of not recognizing accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company had approximately $0.3 million of accrued penalty and

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE I—INCOME TAXES—Continued

interest at December 31, 2008. During 2009, this amount was increased by $0.1 million, which was adjusted through the penalty and interest expense and reflected in indirect and selling expenses and interest expense, respectively. The Company had approximately $0.4 million of accrued penalty and interest at December 31, 2009.

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Approximate differences between the statutory rate and the Company’s provision are as follows:

	2009	2008	2007
Taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.6%	4.6%	4.6%
Foreign tax rate differential and U.S. unrepatriated earnings	(0.6)%	1.0%	0.8%
Other permanent differences	1.6%	1.4%	1.3%
Change in valuation allowance	(0.4)%	(0.6)%	0.1%
Prior year tax adjustments and changes in unrecognized tax benefits	(3.4)%	0.8%	0.9%
Tax credits	(0.7)%	(0.3)%	(1.4)%

	36.1%	41.9%	41.3%

NOTE J—ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

Effective with the Company’s initial public offering of stock in September 2006, a long-term equity incentive plan (the 2006 Plan) was adopted. The 2006 Plan permits the grant of nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other incentive awards, including restricted stock units. Under the 2006 Plan, the Company may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of the Company’s fiscal years beginning in 2007, equal to the lesser of 3% of the number of outstanding shares of common stock, or an amount determined by the Board of Directors. Under this “evergreen provision,” 416,241 additional shares were made available under the plan in 2007, 217,973 additional shares in 2008, and 453,195 additional shares in 2009. Persons eligible to participate in the 2006 Plan include all officers and key employees of the Company, as determined by the Compensation Committee of the Board of Directors, and all non-employee directors.

Total compensation expense relating to stock-based compensation amounted to approximately $7.2 million, $6.5 million, and $3.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.

As of December 31, 2009, the total unrecognized compensation expense related to non-vested stock awards totaled approximately $10.3 million. These amounts are expected to be recognized over a weighted-average period of 1.84 years.

The assumptions of post-vesting employment termination forfeiture rates used in the determination of fair value of stock awards issued during calendar year 2009 were based on the Company’s historical nine-year average. The expected annualized forfeiture rates used varied from 1.8 percent to 6.8 percent, and the Company does not expect these termination rates to vary significantly in the future.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE J—ACCOUNTING FOR STOCK-BASED COMPENSATION—Continued

Stock Options

Option awards are granted with an exercise price equal to the fair value of the Company’s common stock on the date of grant. All options outstanding as of December 31, 2009, have a 10-year contractual term. The Company expenses the value of these option grants over the requisite service period, generally, the vesting period. The Company recorded approximately $0.5 million of compensation expense related to stock options for the year ended December 31, 2009. The fair value of the options is estimated on the date of grant using the Black-Scholes-Merton pricing model. No options were granted during the years ended December 31, 2009, and December 31, 2008. At December 31, 2009, unrecognized expense related to stock options totaled approximately $0.1 million, and these costs are expected to be recognized over the first three months of 2010.

The following table summarizes changes in outstanding stock options:

	Shares	Weighted-Average Exercise Price
Outstanding at December 31, 2006	1,487,082	$6.01
Granted in 2007	210,000	$18.31
Exercised	(652,521)	$6.01
Forfeited/Expired	(1,000)	$9.05

Outstanding at December 31, 2007	1,043,561	$8.48
Exercised	(383,729)	$5.54
Forfeited/Expired	(1,000)	$5.00

Outstanding at December 31, 2008	658,832	$10.19
Exercised	(336,956)	$8.40
Forfeited/Expired	(8,903)	$9.98

Outstanding at December 31, 2009	312,973	$12.12

Vested plus expected to vest at December 31, 2009	312,886	$12.12

Exercisable at December 31, 2009	246,307	$10.45

The aggregate intrinsic value of the options outstanding in the preceding table was approximately $4.6 million and represents the total pre-tax intrinsic value of in-the-money options based on the Company’s closing stock price of $26.80 as of December 31, 2009, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercisable was approximately $4.0 million. The intrinsic value of options vested and expected to vest was approximately $4.6 million, and the intrinsic value of options exercised during the year ended December 31, 2009 was approximately $6.0 million. As of December 31, 2009, the weighted-average remaining contractual term for options vested and expected to vest was 4.92 years, and 4.29 years for exercisable options.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE J—ACCOUNTING FOR STOCK-BASED COMPENSATION—Continued

Information regarding stock options outstanding as of the dates indicated is summarized below:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding As of 12/31/09	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of 12/31/09	Weighted Average Exercise Price
$5.00	39,500	0.93	$5.00	39,500	$5.00
$6.00	9,000	1.00	$6.00	9,000	$6.00
$6.10	60,973	2.48	$6.10	60,973	$6.10
$7.34	35,500	4.13	$7.34	35,500	$7.34
$9.05	18,000	6.23	$9.05	18,000	$9.05
$18.31	150,000	7.22	$18.31	83,334	$18.31

$5.00 to $18.31	312,973	4.92	$12.12	246,307	$10.45

Restricted Stock Awards

Pursuant to the 2006 Plan, the Company issued 7,615 shares of restricted stock to the directors in the year ended December 31, 2009. The average grant date fair value of these restricted stock awards was $25.99.

Compensation expense related to restricted stock awards computed under the fair value method for the year ended December 31, 2009, was approximately $0.7 million. Unrecognized expense related to restricted stock awards totaled approximately $0.1 million. Such amounts are expected to be recognized over a weighted-average period of 1.2 years.

A summary of the Company’s restricted stock awards is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested restricted stock awards at January 1, 2007	139,583	$12.00	$3,741
Granted	9,485	$25.30	$254
Vested	(54,320)	$14.32	$(1,456)
Cancelled	(2,083)	$12.00	$(56)

Non-vested restricted stock awards at December 31, 2007	92,665	$12.00	$2,483
Granted	22,967	$19.85	$616
Vested	(57,607)	$13.50	$(1,544)
Cancelled	—	$—	$0

Non-vested restricted stock awards at December 31, 2008	58,025	$13.62	$1,555
Granted	7,615	$25.99	$204
Vested	(54,346)	$14.54	$(1,456)
Cancelled	(4,500)	$12.00	$(121)

Non-vested restricted stock awards at December 31, 2009	6,794	$21.20	$182

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $26.80 as of December 31, 2009.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE J—ACCOUNTING FOR STOCK-BASED COMPENSATION—Continued

Restricted Stock Units

During the year ended December 31, 2009, the Company awarded 306,883 restricted stock units to employees that vest over three to five years. Upon vesting, the employee is issued one share of stock for each restricted stock unit he or she holds. Restricted stock units were valued based on the grant date value of a share of common stock and are expensed on a straight-line basis over the vesting period of the award. The weighted-average grant date fair value of restricted stock units granted during the year ended December 31, 2009 was $25.78.

Compensation expense related to restricted stock units computed under the fair value method for the year ended December 31, 2009, was approximately $6.0 million.

At December 31, 2009, unrecognized expense related to restricted stock units totaled approximately $10.1 million. These costs are expected to be recognized over a weighted-average period of 2.9 years. The aggregate intrinsic value of restricted stock units at December 31, 2009, that are expected to vest was approximately $12.6 million.

A summary of the Company’s restricted stock units is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested restricted stock units at January 1, 2007	464,000	$12.69	$12,435
Granted	462,965	$24.82	$12,407
Vested	—	$—	$—
Cancelled	(37,800)	$12.43	$(1,013)

Non-vested restricted stock units at December 31, 2007	889,165	$19.02	$23,830
Granted	47,257	$21.10	$1,266
Vested	(267,835)	$18.97	$(7,178)
Cancelled	(44,916)	$19.49	$(1,204)

Non-vested restricted stock units at December 31, 2008	623,671	$19.16	$16,714
Granted	306,883	$25.78	$8,224
Vested	(409,084)	$28.33	$(10,963)
Cancelled	(35,453)	$21.13	$(950)

Non-vested restricted stock units at December 31, 2009	486,017	$15.48	$13,025
Restricted stock units expected to vest in the future	470,914	$15.48	$12,620

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $26.80 as of December 31, 2009.

NOTE K—EARNINGS PER SHARE

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE K—EARNINGS PER SHARE—Continued

equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and restricted stock units. The effect of 4,197 restricted stock units had no impact upon the year ended December 31, 2009 because they were anti-dilutive to EPS. The dilutive effect of stock options and awards for each period reported is summarized below:

	2009	2008	2007
	(in thousands)
Basic weighted-average shares outstanding	15,433	14,641	14,152
Effect of potential exercise of stock options and unvested restricted stock and restricted stock units	481	629	744

Diluted weighted-average shares outstanding	15,914	15,270	14,896

NOTE L—CAPITAL STRUCTURE

On December 16, 2009, the Company sold 3,565,000 shares of its common stock at $24.56 per share in conjunction with a secondary public offering, which included 465,000 shares sold following exercise by the underwriters of their over-allotment option to purchase additional shares. The $83.3 million of proceeds (net of underwriting fees and expenses) from the sale of stock was applied to repayment of outstanding borrowings incurred under the Company’s Credit Facility.

NOTE M—COMMITMENTS AND CONTINGENCIES

Litigation and Claims

Various lawsuits and claims and contingent liabilities arise in the ordinary course of the Company’s business. The ultimate disposition of certain of these contingencies is not determinable at this time. The Company’s management currently believes there are no current outstanding matters that will materially affect the Company’s financial position or results of operations.

Operating Leases

The Company has entered into various operating leases for equipment and office space. Certain facility leases may contain fixed escalation clauses, certain facility leases require that the Company pay operating expenses in addition to base rental amounts, and three leases require the Company to maintain letters of credit. Rent expense is recognized on a straight-line basis over the lease term. Rent expense and sub-lease income for operating leases was approximately $29.5 million and $0.9 million, respectively, for 2009, approximately $21.2 million and $0.4 million, respectively, for 2008, and approximately $15.6 million and $0.3 million, respectively, for 2007.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE M—COMMITMENTS AND CONTINGENCIES—Continued

Future minimum rental payments under all non-cancelable operating leases are as follows:

Year ending December 31,
2010	$27,414
2011	24,232
2012	20,393
2013	10,995
2014	6,017
Thereafter	30,835

$119,886
Less: Sublease Income	(521)

$119,365

Long-Term Agreements

The Company entered into an amended and restated employment agreement with Chief Executive Officer Sudhakar Kesavan as of the effective date of the initial public offering, which was subsequently amended on December 29, 2008, to bring it into compliance with Section 409A of the Internal Revenue Code. Mr. Kesavan may terminate this agreement by giving 45 days notice to the Company, and the Company may terminate this agreement either without cause or for cause upon written notice. Absent a change in control, if he is involuntarily terminated without cause or resigns for good reason, as defined in the agreement, he will be paid all accrued salary, a severance payment equal to two times his base salary, and a pro rata bonus for the year of termination. Additionally, the vesting of his 16,666 unvested options held as of December 31, 2009, will be accelerated in connection with such a termination.

The Company has also entered into severance letter agreements with Messrs. Wasson and Stewart, entitling such officers to certain payments in the event of termination of employment by the Company other than for cause or a voluntary resignation after a material adverse change in job responsibilities, compensation, or work location. In the event of termination under such circumstances, the executives would be entitled to (i) continuation of their base salary for 12 months or, if greater, the period during which each is subject to non-compete obligations and (ii) an amount equal to the average annual bonus paid to the executive over the three years prior to his termination.

The Company has also entered into severance protection agreements with some of its executive officers, allowing them to receive certain payments and benefits if they are terminated without cause or resign for good reason within 24 months following a change in control. In the event of such termination, the executive will receive, among other payments, (i) his base salary earned through the date of termination and pro rata bonus for the year of termination and (ii) a lump-sum payment equal to three times the executive’s average annual taxable W-2 compensation during the three years prior to termination.

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

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE N—EMPLOYEE BENEFIT PLANS—Continued

Participants in the Retirement Savings Plan are able to elect to defer up to 70 percent of their compensation subject to statutory limitations, and were entitled to receive 100% employer matching contributions for the first 3% and 50% for the next 2 % of their compensation. Contribution expense related to the Retirement Savings Plan for the years ended December 31, 2009, 2008, and 2007, was approximately $7.8 million, $5.8 million, and $4.4 million, respectively.

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

NOTE O—SUBSEQUENT EVENT

On March 8, 2010, the Company entered into a new lease that will replace its current headquarters lease, which was due to expire in October 2012. The new lease will initially be for 201,707 square feet, with 57,025 square feet of additional space to be subsequently added. It will commence on April 1, 2010, and will expire on December 31, 2022. Base rent under the agreement will be approximately $0.5 million per month with annual escalations fixed at 2.5% per year, yielding a total lease commitment of approximately $89.3 million over the twelve-year term of the lease. The Company will not incur any early termination penalties for the termination of the original lease.

NOTE P—SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	2009	2008	2007
Balance at beginning of period	$3,378	$3,533	$1,347
Additions	463	422	2,461
Recoveries/write-offs	(1,508)	(577)	(275)

Balance at end of period	$2,333	$3,378	$3,533

Allowance for Deferred Tax Assets

	2009	2008	2007
Balance at beginning of period	$115	$777	$739
Additions	0	0	36
Releases and other reductions	(115)	(662)	—

Balance at end of period	$0	$115	$777

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements—Continued

NOTE Q—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2009				2008
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Contract revenue	$157,862	$175,405	$167,071	$174,061	$175,148	$184,063	$176,281	$161,934
Earnings from operations	10,030	10,137	9,322	9,595	14,721	14,295	12,661	11,297
Net earnings	$5,882	$5,169	$5,116	$6,189	$7,815	$7,898	$6,868	$6,142

Earnings per share:
Basic	0.39	$0.34	$0.33	$0.38	$0.54	$0.54	$0.47	$0.41
Diluted	0.38	0.33	0.32	0.37	0.51	0.52	0.45	0.40
Weighted-average common shares outstanding
Basic	15,079	15,204	15,299	16,187	14,482	14,586	14,631	14,891
Diluted	15,572	15,710	15,844	16,522	15,179	15,179	15,283	15,452

Note:	Amounts do not sum to annual numbers in all cases due to rounding.