Form 10-Q
period 2010-03-31
ICF International, Inc.
filed 2010-05-06
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

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

As of April 30, 2010, there were 19,328,783 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS AT

MARCH 31, 2010 (UNAUDITED) AND DECEMBER 31, 2009

(in thousands)

Assets

	March 31, 2010	December 31, 2009
	(Unaudited)

Current Assets:
Cash and cash equivalents	$6,766	$2,353
Contract receivables, net	166,855	174,120
Prepaid expenses and other	6,136	6,666
Income tax receivable	63	4,175
Deferred income taxes	3,746	1,337

Total current assets	183,566	188,651

Total property and equipment, net	21,429	22,600
Other assets:
Goodwill	323,467	323,467
Other intangible assets, net	35,393	38,474
Restricted cash	3,136	2,123
Other assets	6,918	6,912

Total assets	$573,909	$582,227

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

Liabilities and Stockholders’ Equity

	March 31, 2010	December 31, 2009
	(Unaudited)

Current Liabilities:
Accounts payable	$22,907	$27,075
Accrued expenses	19,449	21,770
Accrued salaries and benefits	34,890	32,072
Deferred revenue	16,421	19,370

Total current liabilities	93,667	100,287

Long-term liabilities:
Long-term debt	135,000	145,000
Deferred rent	3,450	2,914
Deferred income taxes	12,843	11,656
Other	4,175	4,810

Total Liabilities	249,135	264,667
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 19,336,503 and 19,278,591 issued; and 19,318,344 and 19,278,591 outstanding as of March 31, 2010, and December 31, 2009, respectively	19	19
Additional paid-in capital	213,738	211,412
Treasury stock, at cost	(450)	—
Accumulated other comprehensive loss	(419)	(337)
Retained earnings	111,886	106,466

Total stockholders’ equity	324,774	317,560

Total liabilities and stockholders’ equity	$573,909	$582,227

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(in thousands, except per share amounts)

	Three months ended March 31,
	2010	2009

Gross Revenue	$174,438	$157,862
Direct Costs	107,559	99,237
Operating costs and expenses:
Indirect and selling expenses	51,030	45,289
Depreciation and amortization	2,668	1,559
Amortization of intangible assets	3,081	1,747

Total operating costs and expenses	56,779	48,595

Operating Income	10,100	10,030
Interest expense	(963)	(735)
Other income (expense)	19	166

Income before taxes	9,156	9,461
Provision for income taxes	3,736	3,579

Net income	$5,420	$5,882

Earnings per Share:
Basic	$0.28	$0.39

Diluted	$0.28	$0.38

Weighted-average Shares:
Basic	19,282	15,079

Diluted	19,504	15,572

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(in thousands)

	Three months ended March 31,
	2010	2009
Cash flows from operating activities
Net income	$5,420	$5,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,749	3,306
Non-cash compensation	1,715	1,714
Loss on disposal of fixed assets	29	1
Deferred income taxes	(1,222)	(2,226)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	7,265	3,026
Prepaid expenses and other	496	(349)
Accounts payable	(4,347)	3,925
Accrued expenses	(1,499)	(8,224)
Accrued salaries and benefits	2,818	(2,381)
Deferred revenue	(2,949)	(255)
Income tax receivable	4,112	5,172
Restricted cash	(1,013)	544
Deferred rent	(76)	(29)
Other liabilities	(635)	(66)

Net cash provided by operating activities	15,863	10,040

Cash flows from investing activities
Capital expenditures	(1,447)	(702)
Capitalized software development costs	(93)	(118)
Payments for business acquisitions, net of cash acquired	—	(154,856)

Net cash used in investing activities	(1,540)	(155,676)

Cash flows from financing activities
Advances from working capital facilities	3,729	172,418
Payments on working capital facilities	(13,729)	(26,410)
Debt issue costs	—	(585)
Proceeds from exercise of options	408	448
Tax benefits of stock option exercises	192	609
Net payments for stockholder issuances and buybacks	(428)	(79)

Net cash (used for) provided by financing activities	(9,828)	146,401
Effect of Exchange Rate on Cash	(82)	(252)

Net increase in cash and cash equivalents	4,413	513
Cash and cash equivalents, beginning of period	2,353	1,536

Cash and cash equivalents, end of period	$6,766	$2,049

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,459	$703

Income taxes	$518	$183

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share data)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair statement of ICF International, Inc. (“ICFI”) and its subsidiaries (collectively, the “Company”) results for the three-month periods ended March 31, 2010, and March 31, 2009. Operating results for the three-month period ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 11, 2010.

Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include all of the Company’s accounts. The Company provides management, technology, and policy professional services in the areas of energy, environment, and infrastructure; health, human services, and social programs; and homeland security and defense. The Company’s major clients are state and United States (“U.S.”) government agencies, especially the Department of Health and Human Services (“HHS”), Department of Defense (“DoD”), Department of State (“DOS”), Environmental Protection Agency (“EPA”), Department of Homeland Security (“DHS”), Department of Agriculture (“USDA”), Department of Housing and Urban Development (“HUD”), Department of Transportation (“DOT”), Department of Interior (“DOI”), Department of Justice (“DOJ”), Department of Energy (“DOE”), and Department of Education (“ED”); commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms; and other government organizations throughout the U.S. and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with over 50 domestic regional offices and international offices in London, Moscow, New Delhi, Rio de Janeiro, Toronto, and Beijing.

Note 2. Acquisitions

Jacob & Sundstrom. Effective December 10, 2009, the Company acquired all of the outstanding common stock of Jacob & Sundstrom, Inc. (“JASI”), an information technology firm specializing in providing cybersecurity and identity management services to U.S. federal civilian and defense agencies. With the acquisition, the Company will offer an expanded range of advisory and implementation solutions across our federal and energy industry client base to assist in mitigating emerging cybersecurity threats and vulnerabilities.

The aggregate purchase price was approximately $32.2 million in cash, including a working capital adjustment required by the stock purchase agreement, which was funded by our revolving credit facility. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $29.0 million. The Company has preliminarily allocated approximately $21.6 million to goodwill and $7.4 million to other intangible assets. The intangible assets consist of approximately $7.0 million of customer-related intangibles that are being amortized over seven years and $0.4 million of marketing-related intangibles that are being amortized over two years. Management is in the process of finalizing the purchase price allocation for this acquisition and does not believe that the final allocation will vary materially from what is reflected to date. Jacob & Sundstrom was purchased under the election provisions of Internal Revenue Code Section 338(h)(10), and, therefore, goodwill and the amortization of intangibles are deductible for tax purposes over a fifteen-year period and will generate deferred taxes. The results of operations for Jacob & Sundstrom are included in the Company’s statement of earnings since December 10, 2009.

The Company incurred approximately $0.4 million of transaction expenses related to the acquisition. The expenses were recorded on the statement of earnings as indirect and selling expenses.

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

The aggregate purchase price of approximately $157.6 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by the Company’s revolving credit facility. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $129.5 million. The Company has allocated approximately $104.1 million to goodwill and $25.4 million to other intangible assets. The intangible assets consist of approximately $24.6 million of customer-related intangibles that are being amortized over seven years, and $0.8 million of marketing-related intangibles that were amortized over 9 months. Macro was purchased under the election provisions of Internal Revenue Code Section 338(h)(10), and, therefore, goodwill and the amortization of intangibles are deductible for tax purposes over a fifteen-year period and will generate deferred taxes. The results of operations for Macro are included in the Company’s statement of earnings after March 31, 2009.

The Company incurred approximately $1.0 million of transaction expenses in the first quarter of 2009 related to the acquisition. The expenses were recorded on the statement of earnings as indirect and selling expenses. In addition, the Company incurred $0.6 million in debt issuance costs related to the acquisition. The debt issuance costs were recorded as other assets and will be amortized over the remaining life of the credit agreement.

Note 3. Contract Receivables

Contract receivables consisted of the following:

	March 31, 2010	December 31, 2009
Billed	$125,724	$141,595
Unbilled	43,714	34,858
Allowance for doubtful accounts	(2,583)	(2,333)

Contract receivables, net	$166,855	$174,120

Contract receivables, net of the established allowance, are stated at amounts expected to be realized in future periods. Unbilled receivables result from revenue that has been earned in advance of billing. The unbilled receivables can be invoiced at contractually defined intervals or milestones, or upon completion of the contract or U.S. federal government incurred cost audits. The Company anticipates that the majority of unbilled receivables will be substantially billed and collected within one year. Contract receivables are classified as current assets in accordance with industry practice.

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

Note 5. Debt

The Company entered into the Second Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on February 20, 2008, with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (maturing February 20, 2013) under a revolving line of credit. The Credit Facility provides for borrowings up to $275.0 million without a borrowing base requirement and also provides for an “accordion feature”, which permits additional revolving credit commitments up to $75.0 million, subject to lenders’ approval. The Credit Facility has already provided pre-approval by the lenders for acquisitions with individual purchase prices of up to $75.0 million, if certain conditions are met. The Credit Facility is collateralized by substantially all of the assets of the Company, and requires that the Company remain in compliance with certain financial and non-financial covenants.

On March 31, 2009, the Credit Facility was amended to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins the Company pays to borrow funds under the Credit Facility. The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.48% to 2.5% during the quarter.

As of March 31, 2010, the Company had $135.0 million in debt outstanding, $1.3 million in outstanding letters of credit, and unused borrowing capacity of $138.7 million under the Credit Facility. During the first quarter ended March 31, 2010, the Company decreased its net borrowings by $10.0 million. This change in debt outstanding reflects the Company’s reduction in working capital requirements. As of March 31, 2010, the Company was in compliance with the covenants under the Credit Facility.

Note 6. Accounting for Stock-Based Compensation

Stock Incentive Plans

Effective with the Company’s initial public offering of stock in September 2006, a long-term equity incentive plan (the “2006 Plan”) was adopted. The 2006 Plan permits the grant of non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance shares, performance units, and other incentive awards, including restricted stock units and cash incentives. Under the 2006 Plan, the Company may make awards of up to 1,000,000 shares, plus an annual increase on the first day of each of the Company’s fiscal years, beginning in 2007, equal to three percent (3%) of the number of outstanding shares of common stock as of January 1 or a lesser amount as determined by the Board of Directors (the “evergreen provision”). Under this evergreen provision, the Board of Directors authorized an increase of 578,358 shares as of March 8, 2010, which was three percent (3%) of the number of shares outstanding as of January 1, 2010. Individuals eligible to participate in the 2006 Plan include all officers and key employees of the Company, as determined by the Compensation Committee of the Board of Directors, and all non-employee directors.

On March 8, 2010, the Board adopted the ICF International, Inc. 2010 Omnibus Incentive Plan (“2010 Plan”), subject to ratification by the Company’s stockholders at the Company’s annual meeting to be held on June 4, 2010. The Company has not made, and does not intend to make, any equity awards under the 2010 Plan until after our stockholders have approved the 2010 Plan.

Stock-Based Compensation

The Company recognized stock-based compensation expense of $1.7 million for the three months ended March 31, 2010, and for the three months ended March 31, 2009, which is included in indirect and selling expenses.

As of March 31, 2010, and March 31, 2009, there was $19.7 million and $8.5 million, respectively, of total unrecognized compensation expense related to unvested stock-based compensation agreements. Unrecognized compensation expense is recognized ratably over the vesting period of such stock-based payment arrangements ranging from three to five years. The excess tax benefits totaled approximately $0.2 million and $0.6 million for the three months ended March 31, 2010, and March 31, 2009, respectively.

Stock Options

All stock options granted through 2006 were granted under the 1999 Plan; all stock options granted in 2007 and 2008 were under the 2006 Plan. No stock options were granted in 2009. All stock options granted to date have been non-qualified. The Company awarded 169,818 non-qualified stock options to employees during the three months ended March 31, 2010, under the 2006 Plan.

Option awards are granted with an exercise price equal to the fair value of the Company’s common stock on the date of grant. The fair value of the options is estimated on the date of grant using the Black-Scholes-Merton pricing model. The aggregate intrinsic value of options outstanding and exercisable at March 31, 2010, was $3.4 million, and the aggregate intrinsic value of options vested and expected to vest at March 31, 2010, was $3.4 million.

Compensation expense related to options under the fair value method was $0.1 million for both the three months ended March 31, 2010, and March 31, 2009. Unrecognized expense related to options was $1.8 million and $0.5 million as of March 31, 2010, and March 31, 2009, respectively.

The following table depicts stock option activity for the three months ended March 31, 2010:

	Options Outstanding
	Shares	Weighted-Average Exercise Price
As of December 31, 2009	312,973	$12.12
Granted	169,818	24.74
Options forfeited or cancelled	(5,500)	5.64
Options exercised	(36,277)	11.24

As of March 31, 2010	441,014	$17.13

Information regarding stock options outstanding as of March 31, 2010, is summarized below:

		OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices		Number Outstanding As of 03/31/10	Weighted- Average Remaining Contractual Term (in yrs.)	Weighted- Average Exercise Price	Number Exercisable As of 03/31/10	Weighted- Average Exercise Price
$ 5.00	$5.00	33,000	0.79	$5.00	33,000	$5.00
$ 6.00	$6.00	9,000	0.76	$6.00	9,000	$6.00
$ 6.10	$6.10	47,196	2.18	$6.10	47,196	$6.10
$ 7.34	$7.34	29,000	4.12	$7.34	29,000	$7.34
$ 9.05	$9.05	18,000	5.99	$9.05	18,000	$9.05
$18.31	$18.31	135,000	6.98	$18.31	135,000	$18.31
$24.14	$24.14	24,556	9.95	$24.14	0	—
$24.84	$24.84	145,262	10.00	$24.84	0	—

$ 5.00	$24.84	441,014	6.81	$17.13	271,196	$12.37

Restricted Stock Awards

Pursuant to the 2006 Plan, the Company awarded an aggregate of 4,553 restricted stock awards (“RSAs”) to members of its board of directors during the three months ended March 31, 2010, which vested immediately. The weighted-average grant date fair value of these RSAs was $24.14 per share. Compensation expense related to RSAs computed under the fair value method was $0.1 million for the three months ended March 31, 2010, and for the three months ended March 31, 2009. Unrecognized compensation expense related to RSAs was approximately $0.1 million and $0.4 million as of March 31, 2010, and March 31, 2009, respectively.

Restricted Stock Units

Pursuant to the 2006 Plan, the Company awarded an aggregate of 406,327 restricted stock units (“RSUs”) to employees during the three months ended March 31, 2010. The RSUs vest over three to five years and are being expensed on a straight-line basis. When an RSU vests, one share of stock is issued to the employee for each RSU he or she holds. The RSUs were valued based on the grant date value of a share of the Company’s common stock.

Compensation expense related to RSUs computed under the fair value method was $1.5 million for the three months ended March 31, 2010, and $1.4 million for the three months ended March 31, 2009. Unrecognized expense related to RSUs was $17.8 million and $7.6 million as of March 31, 2010, and March 31, 2009, respectively.

The activity related to RSUs during the three months ended March 31, 2010, was as follows:

Shares
Outstanding December 31, 2009	486,017
Granted	406,327
Vested	(16,252)
Forfeited	(29,169)

Outstanding March 31, 2010	846,923

Note 7. Income Taxes

The effective tax rate for the three months ended March 31, 2010, was 40.8%. The gross unrecognized tax benefits were $1.3 million at March 31, 2010, and December 31, 2009. The offsetting tax benefit at March 31, 2010, and December 31, 2009, was $0.3 million. If recognized, $0.8 million of the net unrecognized tax benefits at March 31, 2010, would impact the effective tax rate.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2006 through 2009 tax years remain subject to examination by the Internal Revenue Service, and the 2005 through 2009 tax years generally remain subject to examination by state authorities. The Company does not anticipate a significant increase or decrease to total unrecognized tax benefits during the next 12 months.

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. For the three months ended March 31, 2010, the Company recognized less than $0.1 million of penalties and interest.

The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of our controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

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

	Three Months Ended March 31,
	2010	2009

Net Income	$5,420	$5,882

Weighted-average number of basic shares outstanding during the period	19,282	15,079
Dilutive effect of stock options, restricted stock and RSUs	222	493

Weighted-average number of diluted shares outstanding during the period	19,504	15,572

Basic earnings per share	$0.28	$0.39

Diluted earnings per share	$0.28	$0.38

Note 9. Recent Pronouncements

Consolidations, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. In June 2009, the FASB issued amended guidance on the accounting and disclosure requirements for variable interest entities (“VIEs”). The amendment requires an entity to qualitatively, rather than quantitatively, assess the determination of the primary beneficiary of a VIE. This determination, among other things, should be based upon whether the entity has the ability to direct the activities that most significantly impact the economic performance of the VIE. This amendment became effective on January 1, 2010, for the Company. The adoption did not have a material impact on the Company’s financial condition and results of operations.

The following accounting standards have been issued, but as of March 31, 2010, are not yet effective and thus have yet to be adopted by the Company.

Revenue Arrangements with Multiple Deliverables. In October 2009, the FASB revised the accounting guidance pertaining to revenue arrangements with multiple deliverables. Prior to this guidance, in order for deliverables within an arrangement to be separated, the items must have stand-alone value as defined by the statement and there must be objective and reliable evidence of fair value for all elements or at a minimum the undelivered elements within the arrangement. Objective and reliable evidence of fair value meant there was vendor-specific-objective-evidence (VSOE) of fair value, which consisted of the price charged when the deliverable is sold separately or a price established by management with the authority to establish the price for the item before it is to be sold separately. Or if VSOE did not exist, third-party evidence was also acceptable. The new standard allows for the use of an estimated management selling price to determine the value of deliverables within an arrangement when VSOE or third-party evidence does not exist. The new guidance also eliminates the use of the residual method of allocation allowed in the previous guidance. The Company has multiple-deliverable arrangements. The guidance will be effective for the Company beginning January 1, 2011. The Company is evaluating the effect that implementation of the new standard will have on its financial condition and results of operations.

Certain Revenue Arrangements That Include Software Elements. In October 2009, the FASB also revised the guidance related to software revenue and multiple-element arrangements with software components. The new guidance related to software revenue recognition excludes arrangements with tangible products containing software and nonsoftware components that function together to deliver a product’s essential functionality. Prior to the new guidance, VSOE of fair value was required for the undelivered elements in the arrangement in order for the Company to account for the elements separately. However, as a result of the new guidance noted above with respect to multiple-deliverable arrangements and the guidance related to software revenue recognition, VSOE may not be required if another topic of the accounting standards codification provides guidance on how to allocate the consideration for contract deliverables. Thus, if there is a software and nonsoftware component within the same contract and the software component falls within the scope of the Software Elements topic of the code, but that topic addresses solely separation and not allocation, one can now refer back to the Multiple Deliverables topic of the codification for guidance on consideration allocation. Thus, as the Software Elements topic requires VSOE and management asserts that VSOE does not exist, the Company should now refer to the Multiple Deliverables guidance, which would allow consideration to be allocated based upon a relative fair value basis using the entity’s best estimate of fair value, which is no longer limited to VSOE or third-party evidence but may entail management’s best estimate of selling price. At this time, the Company is assessing the impact of this revised guidance. The Company does not believe that this new guidance will have a material impact on its financial condition and result of operations.

Note 10. Subsequent Events

On April 1, 2010, the Company entered into a new lease for office space at its Eye Street location in Washington, D.C., which was due to expire in November 2012. The new agreement commences on April 1, 2010, and will expire in November 2022. Rent expense will be recognized on a straight-line basis over the lease term. Aggregate rent expense for the 12-year, 8-month period under this arrangement will be approximately $19.8 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,”

“may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The factors described in our filings with the Securities and Exchange Commission (“SEC”), as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including, but not limited to:

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

The terms “we,” “our,” “us,” and “the Company,” as used throughout this Quarterly Report on Form 10-Q refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated. The term “federal government” refers to the U.S. government, unless otherwise indicated.

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

Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject-matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including HHS, DoD, DOS, EPA, DHS, USDA, HUD, DOT, DOI, DOJ, DOE, and ED. U.S. federal government clients generated approximately 72% of our revenue for the three months ended March 31, 2010, and approximately 43% of our revenue for the three months ended March 31, 2009. State and local government clients generated approximately 10% of our revenue for the three months ended March 31, 2010, and approximately 39% of our revenue for the three months ended March 31, 2009. The Road Home contract, which accounted for most of our state and local revenue for its three-year duration, ended as scheduled on June 11, 2009. We also serve domestic commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms. Our domestic commercial and international clients, including government clients outside the United States, generated approximately 18% of our revenue for both the three months ended March 31, 2010, and March 31, 2009. We have successfully worked with many of our clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

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

We have more than 3,500 employees, including many who are recognized thought leaders in their respective fields. We serve clients globally from our headquarters in the metropolitan Washington, D.C. area, our domestic regional offices throughout the U.S., and our international offices in London, Moscow, New Delhi, Rio de Janeiro, Toronto, and Beijing.

OUTLOOK

Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements across the program life cycle in our three key markets, and to complete additional acquisitions and to integrate them successfully. We have completed several acquisitions since 2007, including two acquisitions in 2009, Macro and JASI. We are continuing to evaluate other acquisition opportunities, and at any given point in time we may be evaluating several such opportunities. There is no assurance that we will be able to integrate past acquisitions successfully or that we will be able to complete or integrate additional acquisitions successfully.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectibility is reasonably assured. We enter into contracts that are time-and-materials, cost-based, fixed-price, or a combination of these.

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

•

Fixed-Price Contracts. Revenue for fixed-price contracts is recognized when earned, generally as work is performed. Services performed vary from contract to contract and are not always uniformly performed over the term of the arrangement. We recognize revenue in a number of different ways on fixed-price contracts, including:

–	Estimates at Completion/Proportional Performance: Revenue on certain fixed-price contracts is recorded each period based upon certain contract performance measures (labor hours, labor costs, total costs) incurred expressed as a proportion of a total project estimate. Thus, labor hours, labor costs, or total contract costs incurred to date are compared with the total estimate for these items at completion. Performance is based on the ratio of the incurred hours or costs to the total estimate. Progress on a contract is monitored regularly to ensure revenue recognized reflects project status. When hours or costs incurred are used as the basis for revenue recognition, the hours or costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client. Clients are obligated to pay as services are performed, and in the event that a client cancels the contract, payment for services performed through the date of cancellation is negotiated with the client.

–	Contractual Outputs: Revenue on certain fixed-price contracts is recognized based upon outputs completed to date expressed as a percentage of total outputs required in the contract or is based upon units delivered to the customer multiplied by the contract-defined unit price.

–	Straight-Line: When services are performed or are expected to be performed consistently throughout an arrangement, revenue on certain other fixed-price contracts is recognized ratably over the period benefited.

–	Completed Contract: Revenue on certain fixed-price contracts is recognized at completion if the final act is so significant to the arrangement that value is deemed to be transferred only at completion.

Revenue` recognition requires us to use judgment relative to assessing risks, estimating contract revenue and costs or other variables, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of revenue and estimates at completion can be complicated and are subject to many variables. Contract costs include labor, subcontracting costs, and other direct costs, as well as allocation of allowable indirect costs. We must also make assumptions regarding the length of time to complete the contract because costs include expected increases in wages, prices for subcontractors, and other direct costs. From time to time, facts develop that require us to revise our estimated total costs or hours and thus the associated revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. Provision for the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. As a result, operating results could be affected by revisions to prior accounting estimates.

We generate invoices to clients in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract, including deliverables, timetables, and incurrence of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the revenue recognition criteria are met. Reimbursements of out-of-pocket expenses are included in revenue with corresponding costs incurred by us included in cost of revenue.

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

Goodwill and the amortization of intangible assets

Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead reviewed annually (or more frequently if impairment indicators arise) for impairment. Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and are also required to be reviewed for impairment if events or circumstances warrant such a review.

We have elected to perform the annual goodwill impairment review as of September 30 of each year, during the fourth quarter. For purposes of performing this test, we have determined that we have only one reporting unit. We employed market-based methods of determining fair value of the reporting unit consisting of our market capitalization and analysis of guideline public companies. Based upon management’s most recent review, including analysis provided by a valuation specialist from an investment bank, we determined that no goodwill impairment charge was required for 2009. Historically, there have been no goodwill impairment charges recorded by the Company.

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

Recent pronouncements

New accounting standards are discussed in “Note 9 — Recent Pronouncements” of our “Notes to Consolidated Financial Statements” appearing in this Quarterly Report on Form 10-Q.

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

Non-cash compensation

The Company recognized stock-based compensation expense of $1.7 million in both the three months ended March 31, 2010, and March 31, 2009, which is included in indirect and selling expenses.

As of March 31, 2010, there was $19.7 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements. Such unrecognized compensation expense will be recognized ratably over three to five years, depending on the vesting period for each grant.

Depreciation and amortization

Depreciation and amortization include the depreciation of computers, furniture, and other equipment, and the amortization of the costs of software, leasehold improvements, and intangible assets arising from acquisitions.

INCOME TAX EXPENSE

Our effective tax rate was 40.8% for the three months ended March 31, 2010. This rate was higher than the combined federal and state statutory tax rate because of non-recurring increases to prior-year differences, as well as current-year permanent tax differences related to expenses not deductible for tax purposes in the three months ended March 31, 2010.

RESULTS OF OPERATIONS

Three Months ended March 31, 2010, compared to Three Months ended March 31, 2009

The following table sets forth certain items from our unaudited consolidated statements of operations and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended March 31,				Three Months Ended March 31,
	2010	2009	2010	2009	2009 to 2010
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$174,438	$157,862	100.0%	100.0%	$16,576	10.5%
Direct Costs	107,559	99,237	61.7%	62.9%	8,322	8.4%
Operating Costs and Expenses
Indirect and selling expenses	51,030	45,289	29.2%	28.6%	5,741	12.7%
Depreciation and amortization	2,668	1,559	1.5%	1.0%	1,109	71.1%
Amortization of intangible assets	3,081	1,747	1.8%	1.1%	1,334	76.4%

Total Operating Costs and Expenses	56,779	48,595	32.5%	30.7%	8,184	16.8%

Earnings from Operations	10,100	10,030	5.8%	6.4%	70	0.7%
Other (Expense) Income
Interest expense	(963)	(735)	(0.6)%	(0.5)%	(228)	31.0%
Other	19	166	0.0%	0.1%	(147)	(88.6)%

Income before Income Taxes	9,156	9,461	5.2%	6.0%	(305)	(3.2)%
Income Tax Expense	3,736	3,579	2.1%	2.3%	157	4.4%

Net Income	$5,420	$5,882	3.1%	3.7%	$(462)	(7.9)%

Gross Revenue. Revenue for the three months ended March 31, 2010, was $174.4 million, compared to $157.9 million for the three months ended March 31, 2009, representing an increase of $16.6 million or 10.5%. The increase was primarily due to (1) revenue associated with the operations of Macro and JASI, acquired in 2009, whose results are included in the operating results for the three months ended March 31, 2010, but are not included in the operating results for the three months ended March 31, 2009, and (2) growth in other contracts of $20.0 million, primarily offset by a reduction in revenue of $45.5 million associated with the conclusion of The Road Home contract in June 2009.

Direct costs. Direct costs for the three months ended March 31, 2010, were $107.6 million, or 61.7% of revenue, compared to $99.2 million, or 62.9% of revenue, for the three months ended March 31, 2009. The increase in direct costs was primarily due to the direct costs associated with the operations of Macro and JASI, acquired in 2009, whose results are included in the operating results for the three months ended March 31, 2010, but are not included in the operating results for the three months ended March 31, 2009, and an increase in direct costs associated with growth in other contracts, primarily offset by the effect of the conclusion of The Road Home contract in June 2009.

Indirect and selling expenses. Indirect and selling expenses for the three months ended March 31, 2010, were $51.0 million, or 29.2% of revenue, compared to $45.3 million, or 28.6% of revenue for the three months ended March 31, 2009. The increase in indirect and selling expenses was due principally to the indirect costs associated with the operations of Macro and JASI, acquired in 2009, whose results are included in the operating results for the three months ended March 31, 2010, but are not included in the operating results for the three months ended March 31, 2009.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2010, was $2.7 million, or 1.5% of revenue, compared to $1.6 million, or 1.0% of revenue for the three months ended March 31, 2009. This 71.1% increase in depreciation and amortization resulted primarily from capital expenditures made after March 31, 2009, and depreciation related to assets from acquired businesses.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2010, was $3.1 million, or 1.8% of revenue, compared to $1.7 million, or 1.1% of revenue for the three months ended March 31, 2009. The increase in amortization expense was primarily due to the amortization of intangibles related to the 2009 acquisitions, partially offset by a decrease in amortization expense related to other acquisitions.

Earnings from Operations. For the three months ended March 31, 2010, earnings from operations were $10.1 million, or 5.8% of revenue, compared to $10.0 million, or 6.4% of revenue for the three months ended March 31, 2009. Earnings from operations as a percentage of revenue decreased primarily due to increased depreciation and amortization expense. Earnings from operations for the three months ended March 31, 2010, also reflect unusual severance, resulting in approximately $0.6 million of additional pre-tax expenses.

Interest expense. For the three months ended March 31, 2010, interest expense was $1.0 million, compared to $0.7 million for the three months ended March 31, 2009. The increase was due primarily to a higher average debt balance during the first quarter 2010 as compared to the average debt balance during the first quarter of 2009.

Income tax expense. Our effective income tax rate for the three months ended March 31, 2010, was 40.8% compared to 37.8% for the three months ended March 31, 2009. The higher effective rate in 2010 was attributable to the non-recurring release of valuation allowances in the three months ended March 31, 2009.

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

	Three Months Ended March 31,
	2010	2009
Energy, environment, and infrastructure	40%	41%

Health, human services, and social programs	45%	46%

Homeland security and defense	15%	13%

Total	100%	100%

Our primary clients are the agencies and departments of the U.S. federal and state governments. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended March 31,
	2010	2009

U.S. federal government	72%	43%

U.S. state and local government	10%	39%

Domestic commercial	14%	14%

International	4%	4%

Total	100%	100%

The increase in the percentage of revenue attributable to the U.S. federal government for the three months ended March 31, 2009, compared to the three months ended March 31, 2010, results mainly from business we acquired in 2009 within this category that are included in our results for the three months ended March 31, 2010, but are not included in our results for the three months ended March 31, 2009. The decrease in percentage of revenue attributable to U.S. state and local government results mainly from the conclusion of the Road Home contract on June 11, 2009.

Contract mix

Our contracts with clients include time-and-materials contracts, cost-based contracts (including cost-based fixed fee, cost-based award fee, and cost-based incentive fee, as well as grants and cooperative agreements), and fixed-price contracts. Our contract mix varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract. The following table shows our revenue from each of these types of contracts as a percentage of total revenue for the periods indicated. Revenue from The Road Home contract is primarily classified as time-and-materials. Revenue from Macro operations is primarily classified as cost-based, but also includes revenue from time-and-materials and fixed-price contracts.

	Three Months Ended March 31,
	2010	2009

Time-and-materials	49%	65%

Cost-based	24%	11%

Fixed-price	27%	24%

Total	100%	100%

The decrease in the percentage of revenue attributable to time-and-materials contracts for the three months ended March 31, 2009, compared to the three months ended March 31, 2010, results mainly from the conclusion of the Road Home contract on June 11, 2009. The increase in percentage of revenue attributable to cost-based contracts results mainly from the primary classification of Macro’s operations as this type of contract, although some of Macro’s operations do generate revenue from time-and-materials as well as fixed-price contracts.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	March 31,
	2010	2009
	(in millions)
Funded	$562.8	$500.1
Unfunded	$771.3	$729.5

Total	$1,334.1	$1,229.6

The backlog estimates at March 31, 2010, included an estimated total backlog of $56.0 million for JASI, of which approximately $6.4 million was funded backlog.

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

Credit Facility. We entered into the Second Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on February 20, 2008, with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (maturing February 20, 2013) under a revolving line of credit. The Credit Facility provides for borrowings up to $275.0 million without a borrowing base requirement and also provides for an “accordion feature”, which permits additional revolving credit commitments up to $75.0 million, subject to lenders’ approval. The Credit Facility has already provided pre-approval by the lenders for acquisitions with individual purchase prices of up to $75.0 million, if certain conditions are met. The Credit Facility is collateralized by substantially all of the assets of the Company, and requires that we remain in compliance with certain financial and non-financial covenants.

On March 31, 2009, the Credit Facility was amended to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins we pay to borrow funds under the Credit Facility. We have the ability to borrow funds under the Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.48% to 2.5% during the quarter.

As of March 31, 2010, we had $135.0 million in debt outstanding, $1.3 million in outstanding letters of credit, and unused borrowing capacity of $138.7 million under the Credit Facility. During the first quarter ended March 31, 2010, we decreased our net borrowings by $10.0 million. This change in debt outstanding reflects our reduction in working capital requirements. As of March 31, 2010, we were in compliance with the covenants under the Credit Facility.

Financial Condition. There were several significant changes in our balance sheet during the three months ended March 31, 2010. Contract receivables, net, decreased to $166.9 million compared to $174.1 million as of December 31, 2009, due to an increase in cash collection. Long-term debt decreased from $145.0 million on December 31, 2009, to $135.0 million on March 31, 2010, due to the cash flow from operations and reductions in working capital requirements. Days-sales-outstanding were 78 days at March 31, 2010, and were 80 at December 31, 2009, while our days-payable-outstanding were 44 at March 31, 2010, and were 46 at December 31, 2009.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of March 31, 2010, we had $135.0 million borrowed under our revolving line of credit and unused borrowing capacity of $138.7 million on our Credit Facility, which is available for our working capital needs.

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

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, were $6.8 million and $2.4 million on March 31, 2010, and December 31, 2009, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the three months ended March 31, 2010, and March 31, 2009:

	Three Months Ended March 31,
	2010	2009
	(in thousands)
Net cash provided by operations	$15,863	$10,040
Net cash used in investing activities	(1,540)	(155,676)
Net cash (used for) provided by financing activities	(9,828)	146,401
Effect of exchange rate on cash	(82)	(252)

Net increase in cash	$4,413	$513

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $15.9 million in the three months ended March 31, 2010, and $10.0 million in the three months ended March 31, 2009. Cash flows from operating activities for the first three months of 2010 were positively impacted by the timing of tax payments, accrued salaries, and contract receivable payments, offset by a net decrease in accounts payable and deferred revenue. Cash flows from operating activities for the first three months of 2009 were positively impacted by a decrease in accounts receivable, partially offset by a decrease in our accounts payable and accrued expenses.

Investing activities used cash of $1.5 million for the three months ended March 31, 2010, compared to $155.7 million for the three months ended March 31, 2009. The cash used in investing activities for the first three months of 2010 was for the acquisition of property and equipment. The cash used in investing activities for the first three months of 2009 was primarily for our acquisition of Macro.

For the three months ended March 31, 2010, cash flow used by financing activities of $9.8 million was attributable primarily to $10.0 million in repayments to our revolving line of credit. For the three months ended March 31, 2009, cash flow provided by financing activities of $146.4 million was attributable primarily to $146.0 million in advances net of payments from our revolving line of credit, which was used to fund the acquisition of Macro.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We use off-balance sheet arrangements to finance the lease of facilities. We have financed the use of all of our office and storage facilities through operating leases. Operating leases are also used from time to time to finance the use of computers, servers, copiers, telephone systems, and to a lesser extent, other fixed assets, such as furnishings, and we also obtain operating leases in connection with business acquisitions. We generally assume the lease rights and obligations of companies acquired in business combinations and continue financing facilities and equipment under operating leases until the end of the lease term following the acquisition date.

On March 8, 2010, the Company entered into a new lease that replaced its current headquarters lease, which was due to expire in October 2012. The new lease will initially be for 201,707 square feet, with 57,025 square feet of additional space to be subsequently added. It commenced on April 1, 2010, and will expire on December 31, 2022. Base rent under the agreement will be approximately $0.5 million per month with annual escalations fixed at 2.5% per year, yielding a total lease commitment of approximately $89.3 million over the twelve-year term of the lease. The Company will not incur any early termination penalties for the termination of the original lease. The Company also entered into a new lease for its Eye Street location in Washington, D.C. Refer to “Note 10 — Subsequent Events” of our “Notes to Consolidated Financial Statements” appearing in this Quarterly Report for more detail on this new arrangement.

The Credit Facility provides for stand-by letters of credit aggregating up to $5.0 million that reduce the funds available under the revolving line of credit when issued. As of March 31, 2010, we had 5 outstanding letters of credit with a total value of $1.3 million.

We have no other material off-balance sheet financing arrangements.

The following table summarizes our contractual obligations as of March 31, 2010, that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	Years 2 and 3	Years 4 and 5	After 5 Years
Rent of facilities	$188,939	$25,803	$45,330	$29,582	$88,224
Other operating lease obligations	4,924	2,187	2,631	105	1
Long-term debt obligation	135,000	0	135,000	0	0

Total	$328,863	$27,990	$182,961	$29,687	$88,225

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.

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

Investing in our common stock involves a high degree of risk. There are numerous and varied risks, known and unknown, that may affect us and prevent us from achieving our goals. There have been no material changes in those risk factors discussed in the section entitled “Risk Factors” disclosed in Part I, Item IA of our Annual Report on Form 10-K for the year ended December 31, 2009, except to note that CM Equity Partners, L.P. (“CM Equity”) made its fifth and final distribution of our common stock to its limited partners on April 6, 2010. Following this distribution, CM Equity no longer holds shares of our common stock and therefore the risks outlined in connection with its ownership under “Additional shares of our common stock could be offered or distributed in the future, which could cause our common stock price to decline significantly” are no longer applicable.

The risks described in our Annual Report on Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock. For the three months ended March 31, 2010, a total of 830 shares of unregistered stock, valued at $22,584, were issued to two directors of the Company in lieu of cash for director fee compensation on January 1, 2010. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. During the three months ended March 31, 2010, the Company purchased 18,159 shares of common stock for $450,158 in exchange for the payment of withholding taxes and exercise price due upon the exercise of options and the vesting of restricted stock. The average fair value of the common stock purchased was $24.79 per share.

The following table summarizes stock repurchases for the three months ended March 31, 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	2,006	$25.67	None	None
February 1 – February 28	1,856	$23.58	None	None
March 1 – March 31	14,297	$24.82	None	None

Total	18,159	$24.79	None	None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit
10.1	Employment Terms By and Between the Company and Ronald P. Vargo, dated January 28, 2010

10.2	Severance Protection Agreement By and Between the Company and Ronald P. Vargo, dated March 1, 2010

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 6, 2010	By:	/S/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2010	By:	/S/ RONALD P. VARGO
Ronald P. Vargo
Chief Financial Officer, Executive Vice President and Assistant Corporate Secretary (Principal Financial Officer)

May 6, 2010	By:	/S/ PHILLIP M. ECK
Phillip M. Eck
Acting Controller and Principal Accounting Officer