Form 10-Q
period 2010-06-30
ICF International, Inc.
filed 2010-08-06
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010

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

As of August 2, 2010, there were 19,403,704 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	June 30, 2010	December 31, 2009
	Unaudited)

Current Assets:
Cash and cash equivalents	$5,338	$2,353
Contract receivables, net	164,541	174,120
Prepaid expenses and other	8,791	6,666
Income tax receivable	—	4,175
Deferred income taxes	3,885	1,337

Total current assets	182,555	188,651

Total property and equipment, net	20,006	22,600
Other assets:
Goodwill	323,467	323,467
Other intangible assets, net	32,311	38,474
Restricted cash	3,150	2,123
Other assets	6,874	6,912

Total assets	$568,363	$582,227

Current Liabilities:
Accounts payable	$23,618	$27,075
Accrued expenses	20,771	21,770
Accrued salaries and benefits	34,271	32,072
Deferred revenue	14,069	19,370

Total current liabilities	92,729	100,287

Long-term liabilities:
Long-term debt	120,000	145,000
Deferred rent	5,300	2,914
Deferred income taxes	11,984	11,656
Other	4,164	4,810

Total Liabilities	234,177	264,667
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 19,425,612 and 19,278,591 issued; and 19,400,326 and 19,278,591 outstanding as of June 30, 2010, and December 31, 2009, respectively	19	19
Additional paid-in capital	216,407	211,412
Treasury stock, at cost	(584)	—
Accumulated other comprehensive loss	(743)	(337)
Retained earnings	119,087	106,466

Total stockholders’ equity	334,186	317,560

Total liabilities and stockholders’ equity	$568,363	$582,227

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009

Gross Revenue	$199,647	$175,405	$374,085	$333,267
Direct Costs	125,131	103,911	232,690	203,148
Operating costs and expenses:
Indirect and selling expenses	56,130	55,698	107,160	100,987
Depreciation and amortization	2,643	2,499	5,311	4,058
Amortization of intangible assets	3,082	3,160	6,163	4,907

Total operating costs and expenses	61,855	61,357	118,634	109,952

Operating Income	12,661	10,137	22,761	20,167
Interest expense	(917)	(1,500)	(1,880)	(2,236)
Other income	79	194	98	360

Income before taxes	11,823	8,831	20,979	18,291
Provision for income taxes	4,622	3,662	8,358	7,240

Net income	$7,201	$5,169	$12,621	$11,051

Earnings per Share:
Basic	$0.37	$0.34	$0.65	$0.73

Diluted	$0.37	$0.33	$0.65	$0.71

Weighted-average Shares:
Basic	19,351	15,204	19,317	15,142

Diluted	19,568	15,710	19,537	15,647

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2010	2009
Cash flows from operating activities
Net income	$12,621	$11,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,474	8,965
Non-cash compensation	3,888	3,775
Loss on disposal of fixed assets	19	17
Deferred income taxes	(2,220)	(2,734)
Deferred rent	381	(29)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	9,579	17,833
Prepaid expenses and other	(2,114)	(5,005)
Accounts payable	(3,822)	(1,334)
Accrued expenses	887	(9,189)
Accrued salaries and benefits	2,213	(6,785)
Deferred revenue	(5,301)	(1,783)
Income tax receivable	5,235	2,353
Restricted cash	(1,027)	1,849
Other liabilities	(646)	362

Net cash provided by operating activities	31,167	19,346

Cash flows from investing activities
Capital expenditures	(3,077)	(2,579)
Capitalized software development costs	(201)	(235)
Payments for business acquisitions, net of cash acquired	—	(156,902)

Net cash used in investing activities	(3,278)	(159,716)

Cash flows from financing activities
Advances from working capital facilities	13,051	235,008
Payments on working capital facilities	(38,051)	(93,335)
Debt issue costs	(21)	(630)
Proceeds from exercise of options	489	1,761
Excess tax benefits of stock option exercises	606	1,007
Net payments for stockholder issuances and buybacks	(572)	(473)

Net cash (used in) provided by financing activities	(24,498)	143,338
Effect of exchange rate on cash	(406)	(131)

Net increase in cash and cash equivalents	2,985	2,837
Cash and cash equivalents, beginning of period	2,353	1,536

Cash and cash equivalents, end of period	$5,338	$4,373

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,379	$1,767

Income taxes	$4,682	$6,678

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share data)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of the results of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the three-month and six-month periods ended June 30, 2010, and June 30, 2009. Operating results for the three-month and six-month periods ended June 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to current-year presentation. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 11, 2010.

Nature of Operations

The Company provides management, technology, and policy professional services in the areas of energy, environment, and infrastructure; health, human services, and social programs; and homeland security and defense. The Company’s major clients are state and local and United States (“U.S.”) government agencies, especially the Department of Health and Human Services (“HHS”), Department of Defense (“DoD”), Department of State (“DOS”), Environmental Protection Agency (“EPA”), Department of Homeland Security (“DHS”), Department of Agriculture (“USDA”), Department of Housing and Urban Development (“HUD”), Department of Transportation (“DOT”), Department of Interior (“DOI”), Department of Justice (“DOJ”), Department of Energy (“DOE”), and Department of Education (“ED”); commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms; and other government organizations throughout the U.S. and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with over 50 domestic regional offices and international offices in London, Moscow, New Delhi, Rio de Janeiro, Toronto, and Beijing.

Note 2. Acquisitions

Jacob & Sundstrom. Effective December 10, 2009, the Company acquired all of the outstanding common stock of Jacob & Sundstrom, Inc. (“JASI”), an information technology firm specializing in providing cybersecurity and identity management services to U.S. federal civilian and defense agencies. With the acquisition, the Company is able to offer an expanded range of advisory and implementation solutions across our federal and energy industry client base to assist in mitigating emerging cybersecurity threats and vulnerabilities.

The aggregate purchase price of approximately $32.2 million in cash, including a working capital adjustment required by the stock purchase agreement, was funded by our revolving credit facility. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The purchase price allocation was finalized during the second quarter of 2010. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $29.0 million. The Company allocated approximately $21.6 million to goodwill and $7.4 million to other intangible assets. The intangible assets consist of approximately $7.0 million of customer-related intangibles that are being amortized over seven years and $0.4 million of marketing-related intangibles that are being amortized over two years. JASI was purchased under the election provisions of Internal Revenue Code Section 338(h)(10), and, therefore, goodwill and the amortization of intangibles are deductible for tax purposes over a fifteen-year period and will generate deferred taxes. The results of operations for JASI are included in the Company’s statement of earnings since December 10, 2009.

The Company incurred approximately $0.4 million of transaction expenses related to the acquisition. The expenses were recorded on the statement of earnings as indirect and selling expenses.

Macro International Inc. Effective March 31, 2009, the Company acquired all of the outstanding common shares of Macro International Inc. (“Macro”). Macro provides research and evaluation, management consulting, marketing communications, and information services to key agencies of the federal government. Macro is recognized for its expertise in research, evaluation, consulting, and implementation services, particularly in federal health programs, covering a wide range of health issues in the U.S. and internationally. In addition to its health-related expertise, Macro has strong credentials in housing, labor, and veterans affairs issues. The Company undertook the acquisition to expand its health-related and large project implementation capabilities across key federal markets, to add service offerings and clients in one of its largest markets, and to provide significant growth potential and cross-selling opportunities.

The aggregate purchase price of approximately $157.6 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by the Company’s revolving credit facility. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $129.5 million. The Company has allocated approximately $104.1 million to goodwill and $25.4 million to other intangible assets. The intangible assets consist of approximately $24.6 million of customer-related intangibles that are being amortized over seven years, and $0.8 million of marketing-related intangibles that were amortized over nine months. Macro was purchased under the election provisions of Internal Revenue Code Section 338(h)(10), and, therefore, goodwill and the amortization of intangibles are deductible for tax purposes over a fifteen-year period and will generate deferred taxes. The results of operations for Macro are included in the Company’s statement of earnings after March 31, 2009.

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

Note 3. Contract Receivables

Contract receivables consisted of the following:

	June 30, 2010	December 31, 2009
Billed	$125,376	$141,595
Unbilled	41,332	34,858
Allowance for doubtful accounts	(2,167)	(2,333)

Contract receivables, net	$164,541	$174,120

Contract receivables, net of the established allowance, are amounts expected to be received in future periods. Unbilled receivables result from revenue that has been earned in advance of billing. The unbilled receivables can be invoiced at contractually defined intervals or milestones, or upon completion of the contract or U.S. federal government incurred cost audits. The Company anticipates that the majority of unbilled receivables will be substantially billed and collected within one year. Contract receivables are classified as current assets in accordance with industry practice.

The allowance for doubtful accounts is determined based upon management’s best estimate of potentially uncollectible contract receivables, taking into account management’s expectations of future losses on a contract-by-contract basis. The Company writes off contract receivables when such amounts are determined to be uncollectible.

Note 4. Commitments and Contingencies

Litigation and Claims

Various lawsuits, claims, and contingent liabilities arise in the ordinary course of the Company’s business. The ultimate disposition of these contingencies is not determinable at this time. The Company’s management believes there are no current outstanding lawsuits or claims that will result in a liability that will materially affect the Company’s financial position or results of operations.

Note 5. Debt

The Company entered into the Second Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on February 20, 2008, with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (maturing February 20, 2013) under a revolving line of credit. The Credit Facility provides for borrowings of up to $275.0 million without a borrowing base requirement and also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $75.0 million, subject to lenders’ approval. The Credit Facility provides for pre-approval by the lenders for acquisitions with individual purchase prices of up to $75.0 million, if certain conditions are met. The Credit Facility is collateralized by substantially all of the assets of the Company, and requires that the Company remain in compliance with certain financial and non-financial covenants.

On March 31, 2009, the Credit Facility was amended to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins the Company pays to borrow funds under the Credit Facility. The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.25% to 2.35% during the quarter.

As of June 30, 2010, the Company had $120.0 million in debt outstanding, $1.3 million in outstanding letters of credit, and unused borrowing capacity of $153.7 million under the Credit Facility. During the second quarter ended June 30, 2010, the Company decreased its net borrowings by $15.0 million. This change in debt outstanding reflects the Company’s increase in cash flow from operations. As of June 30, 2010, the Company was in compliance with the covenants under the Credit Facility.

Note 6. Accounting for Stock-Based Compensation

On June 4, 2010, the Company’s stockholders ratified the ICF International, Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), which was adopted by the Company on March 8, 2010. The Omnibus Plan replaced the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), which the Company had used for equity and incentive awards since becoming a publicly traded company in 2006.

The Omnibus Plan provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees of the Company, and non-employee directors. The Omnibus Plan allows for the Company to grant an additional 1.8 million shares in addition to the remaining shares from the 2006 Plan, for a total of approximately 2.7 million shares. Shares awarded that are not stock options or stock appreciation rights, are counted as 1.9 shares deducted from the Omnibus Plan for every one share delivered under those awards. Outstanding awards of approximately 1.3 million shares granted under the 2006 Plan are deemed to have been granted under the Omnibus Plan and will be subject to its terms and conditions.

The Company recognized stock-based compensation expense of $2.2 million and $3.9 million for the three months and six months ended June 30, 2010, respectively, and $2.1 million and $3.8 million for the three months and six months ended June 30, 2009, respectively. Unrecognized compensation expense of $18.1 million as of June 30, 2010, related to unvested stock-based compensation agreements, will be recognized over three to five years. For the six months ended June 30, 2010, the Company granted approximately 0.6 million shares in the form of equity compensation.

Note 7. Income Taxes

The effective tax rate for the three-month and six-month periods ended June 30, 2010, were 39.1% and 39.8%, respectively. The gross unrecognized tax benefits were $1.2 million at June 30, 2010, and $1.3 million at December 31, 2009. The offsetting tax benefit at June 30, 2010, and December 31, 2009, was $0.3 million. If recognized, $0.7 million of the net unrecognized tax benefits at June 30, 2010, would impact the effective tax rate.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2006 through 2009 tax years remain subject to examination by the Internal Revenue Service, and the 2005 through 2009 tax years generally remain subject to examination by state authorities. The Company does not anticipate a significant increase or decrease in total unrecognized tax benefits during the next 12 months.

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. For the six months ended June 30, 2010, the Company recognized less than $0.1 million of penalties and interest.

The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of our controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 8. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock awards (“RSAs”) and RSUs. The dilutive effect of stock options, RSAs, and RSUs for each period reported is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net Income	$7,201	$5,169	$12,621	$11,051

Weighted-average number of basic shares outstanding during the period	19,351	15,204	19,317	15,142
Dilutive effect of stock options, restricted stock and RSUs	217	506	220	505

Weighted-average number of diluted shares outstanding during the period	19,568	15,710	19,537	15,647

Basic earnings per share	$0.37	$0.34	$0.65	$0.73

Diluted earnings per share	$0.37	$0.33	$0.65	$0.71

Note 9. Recent Pronouncements

ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. In June 2009, the Financial Accounting Standards Board (“FASB”), issued amended guidance on the accounting and disclosure requirements for variable interest entities (“VIEs”). The amendment requires an entity to qualitatively, rather than quantitatively, assess the determination of the primary beneficiary of a VIE. This determination, among other things, should be based upon whether the entity has the ability to direct the activities that most significantly impact the economic performance of the VIE. This amendment became effective on January 1, 2010, for the Company. The adoption did not have a material impact on the Company’s financial condition and results of operations.

The following accounting standards have been issued, but as of June 30, 2010, are not yet effective and thus have yet to be adopted by the Company.

ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB revised the accounting guidance pertaining to revenue arrangements with multiple deliverables. Prior to this guidance, in order for deliverables within an arrangement to be separated, the items must have stand-alone value as defined by the statement and there must be objective and reliable evidence of fair value for all elements or at a minimum the undelivered elements within the arrangement. Objective and reliable evidence of fair value meant there was vendor-specific-objective-evidence (“VSOE”) of fair value, which consisted of the price charged when the deliverable was sold separately or a price established by management with the authority to establish the price for the item before it was to be sold separately. Or if VSOE did not exist, third-party evidence was also acceptable. The new standard allows for the use of an estimated management selling price to determine the value of deliverables within an arrangement when VSOE or third-party evidence does not exist. The new guidance also eliminates the use of the residual method of allocation allowed in the previous guidance. The Company has multiple-deliverable arrangements. The guidance will be effective for the Company beginning January 1, 2011. The Company is evaluating the effect that implementation of the new standard will have on its financial condition and results of operations.

ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. In October 2009, the FASB also revised the guidance related to software revenue and multiple-element arrangements with software components. The new guidance related to software revenue recognition excludes arrangements with tangible products containing software and non-software components that function together to deliver a product’s essential functionality. Prior to the new guidance, VSOE of fair value was required for the undelivered elements in the arrangement in order for the Company to account for the elements separately. However, as a result of the new guidance noted above with respect to multiple-deliverable arrangements and the guidance related to software revenue recognition, VSOE may not be required if another topic of the accounting standards codification provides guidance on how to allocate the consideration for contract deliverables. Thus, if there is a software and non-software component within the same contract and the software component falls within the scope of the Software Elements topic of the code, but that topic addresses solely separation and not allocation, one can now refer back to the Multiple Deliverables topic of the codification for guidance on consideration allocation. The Multiple Deliverables guidance allows consideration to be allocated based upon a relative fair value basis using the entity’s best estimate of fair value, which is no longer limited to VSOE or third-party evidence, but may entail management’s best estimate of selling price. At this time, the Company is assessing the impact of this revised guidance. The Company does not believe that this new guidance will have a material impact on its financial condition and results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial position, or state other forward-looking information. The risk factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including, but not limited to:

•	changes in the economic and political climate that may affect spending patterns and priorities of our clients;

•	failure by Congress or other governmental bodies to approve budgets in a timely fashion;

•	our dependence on contracts with federal, state, and local government agencies and departments for the majority of our revenue;

•	results of government audits and investigations;

•	effects of the economic downturn, particularly on the air transportation and energy sectors;

•	liabilities arising from our major contract with the State of Louisiana, completed in 2009;

•	failure to receive the full amount of our backlog;

•	loss of members of management or other key employees;

•	difficulties implementing our acquisition strategy; and

•	difficulties expanding our service offerings and client base.

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

Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject-matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including HHS, DoD, DOS, EPA, DHS, USDA, HUD, DOT, DOI, DOJ, DOE, and ED. U.S. federal government clients generated approximately 71% of our revenue for the six months ended June 30, 2010, and approximately 52% of our revenue for the six months ended June 30, 2009. State and local government clients generated approximately 11% of our revenue for the six months ended June 30, 2010, and approximately 29% of our revenue for the six months ended June 30, 2009. The Road Home contract, which accounted for most of our state and local revenue for its three-year duration, ended as scheduled on June 11, 2009. We also serve domestic commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms. Our domestic commercial and international clients, including government clients outside the United States, generated approximately 18% of our revenue for the six months ended June 30, 2010, and approximately 19% of our revenue for the six months ended June 30, 2009. We have successfully worked with many of our clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

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

OUTLOOK

Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements across the program life cycle in our three key markets, and to complete additional acquisitions and to integrate them successfully. We have completed several acquisitions since 2007, including two acquisitions in 2009, Macro and JASI. We are continuing to evaluate other acquisition opportunities, and at any given time we may be evaluating several such opportunities. There is no assurance that we will be able to integrate past acquisitions successfully or that we will be able to complete or integrate additional acquisitions successfully.

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

•

Fixed-Price Contracts. Revenue for fixed-price contracts is recognized when earned, generally as work is performed. Services performed vary from contract to contract and are not always uniformly performed over the term of the arrangement. We recognize revenue in a number of different ways on fixed-price contracts, including:

–

Estimates at Completion/Proportional Performance: Revenue on certain fixed-price contracts is recorded each period based upon certain contract performance measures (labor hours, labor costs, or total costs) incurred expressed as a proportion of a total project estimate. Thus, labor hours, labor costs, or total contract costs incurred to date are compared with the total estimate for these items at completion. Performance is based on the ratio of the incurred hours or costs to the total estimate. Progress on a contract is monitored regularly to ensure that revenue recognized reflects project status. When hours or costs incurred are used as the basis for revenue recognition, the hours or costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client. Clients are obligated to pay as services are performed, and in the event that a client cancels the contract, payment for services performed through the date of cancellation is negotiated with the client.

–	Contractual Outputs: Revenue on certain fixed-price contracts is recognized based upon outputs completed to date expressed as a percentage of total outputs required in the contract or based upon units delivered to the customer multiplied by the contract-defined unit price.

–	Straight-Line: When services are performed or are expected to be performed consistently throughout an arrangement, revenue on those fixed-price contracts is recognized ratably over the period benefited.

–	Completed Contract: Revenue on certain fixed-price contracts is recognized at completion if the final act is so significant to the arrangement that value is deemed to be transferred only at completion.

Revenue recognition requires us to use judgment relative to assessing risks, estimating contract revenue and costs or other variables, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of revenue and estimates at completion can be complicated and are subject to many variables. Contract costs include labor, subcontracting costs, and other direct costs, as well as an allocation of allowable indirect costs. We must also make assumptions regarding the length of time to complete the contract because costs include expected increases in wages, prices for subcontractors, and other direct costs. From time to time, facts develop that require us to revise our estimated total costs or hours and thus the associated revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. Provision for the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. As a result, operating results could be affected by revisions to prior accounting estimates.

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

From time to time, we may proceed with work based upon client direction prior to the completion and signing of formal contract documents. We have a formal review process for approving any such work. Revenue associated with such work is recognized only when it can reliably be estimated and realization is probable. We base our estimates on a variety of factors, including previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract.

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

Changes in the mix of services and other direct costs provided under our contracts can result in variability in our direct costs as a percentage of revenue. For example, when we perform work in the area of implementation, we expect that more of our services will be performed in client-provided facilities and/or with dedicated staff. Such work generally has a higher proportion of direct costs than much of our current advisory work, but we anticipate that higher utilization of such staff will decrease indirect expenses as a percentage of revenue. In addition, to the extent we are successful in winning larger contracts, our own labor services component could decrease because larger contracts typically are broader in scope and require more diverse capabilities, potentially resulting in more subcontracted labor, more other direct costs, and lower gross margins. Although these factors could lead to a higher ratio of direct costs as a percentage of revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and have a favorable return on invested capital.

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

Non-cash compensation

The Company recognized stock-based compensation expense of $3.9 million and $3.8 million for the six months ended June 30, 2010, and June 30, 2009, respectively, which is included in indirect and selling expenses.

As of June 30, 2010, there was $18.1 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements. Such unrecognized compensation expense will be recognized ratably over three to five years, depending on the vesting period for each grant.

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

We have elected to perform the annual goodwill impairment review as of September 30 of each year, during the fourth quarter. For purposes of performing this test, we have determined that we have only one reporting unit. We have employed market-based methods of determining fair value of the reporting unit consisting of our market capitalization and analysis of guideline public companies. Based upon management’s most recent review, including analysis provided by a valuation specialist from an investment bank, we determined that no goodwill impairment charge was required for 2009. Historically, we have recorded no goodwill impairment charges.

Long-lived assets and certain identifiable intangibles are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds the fair value of the asset. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell. To date, we have recorded no impairment charges.

Recent pronouncements

New accounting standards are discussed in “Note 9 — Recent Pronouncements” of our “Notes to Consolidated Financial Statements” appearing in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months ended June 30, 2010, compared to Three Months ended June 30, 2009

The following table sets forth certain items from our unaudited consolidated statements of earnings and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended June 30,				Three Months Ended June 30,
	2010	2009	2010	2009	2009 to 2010
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$199,647	$175,405	100.0%	100.0%	$24,242	13.8%
Direct Costs	125,131	103,911	62.7%	59.2%	21,220	20.4%
Operating Costs and Expenses
Indirect and selling expenses	56,130	55,698	28.1%	31.8%	432	0.8%
Depreciation and amortization	2,643	2,499	1.3%	1.4%	144	5.8%
Amortization of intangible assets	3,082	3,160	1.6%	1.8%	(78)	(2.5)%

Total Operating Costs and Expenses	61,855	61,357	31.0%	35.0%	498	0.8%

Operating Income	12,661	10,137	6.3%	5.8%	2,524	24.9%
Other (Expense) Income
Interest expense	(917)	(1,500)	(0.5)%	(0.9)%	583	(38.9)%
Other	79	194	0.1%	0.1%	(115)	(59.3)%

Income before Income Taxes	11,823	8,831	5.9%	5.0%	2,992	33.9%
Income Tax Expense	4,622	3,662	2.3%	2.1%	960	26.2%

Net Income	$7,201	$5,169	3.6%	2.9%	$2,032	39.3%

Gross Revenue. Revenue for the three months ended June 30, 2010, was $199.6 million, compared to $175.4 million for the three months ended June 30, 2009, representing an increase of $24.2 million or 13.8%. The increase was primarily due to growth in contracts of $32.0 million, and revenue associated with the operations of JASI, acquired in 2009, whose results are included in the three months ended June 30, 2010, but are not included in the results for the three months ended June 30, 2009, primarily offset by a reduction in revenue of $14.8 million associated with the conclusion of The Road Home contract in June 2009.

Direct costs. Direct costs for the three months ended June 30, 2010, were $125.1 million, or 62.7% of revenue, compared to $103.9 million, or 59.2% of revenue, for the three months ended June 30, 2009. The increase in direct costs as a percent of revenue is primarily due to higher subcontractor costs attributable to changes in contract mix, for the three months ended June 30, 2010, compared to the three months ended June 30, 2009. The increase in direct costs of 20.4% was primarily due to costs associated with a growth in contracts, and the operations of JASI, acquired in 2009, whose results are included in the three months ended June 30, 2010, but are not included in the three months ended June 30, 2009, primarily offset by the effect of the conclusion of The Road Home contract in June 2009.

Indirect and selling expenses. Indirect and selling expenses for the three months ended June 30, 2010, were $56.1 million, or 28.1% of revenue, compared to $55.7 million, or 31.8% of revenue for the three months ended June 30, 2009. The decrease in indirect and selling expenses as a percent of revenue was due principally to an increase in contract revenue, partially offset by an increase in indirect and selling expenses of 0.8%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2010, was $2.6 million compared to $2.5 million for the three months ended June 30, 2009. This 5.8% increase in depreciation and amortization resulted primarily from depreciation related to assets from recently acquired businesses, and assets placed into service after June 30, 2009.

Operating Income. For the three months ended June 30, 2010, operating income was $12.7 million compared to $10.1 million for the three months ended June 30, 2009, an increase of $2.5 million or 24.9%. Operating income increased primarily due to higher contract revenue, partially offset by an increase in operating costs and expenses of 0.8%, for the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.

Interest expense. For the three months ended June 30, 2010, interest expense was $0.9 million, compared to $1.5 million for the three months ended June 30, 2009. The decrease was due primarily to a lower average debt balance during the second quarter 2010 as compared to the average debt balance during the second quarter of 2009.

Income tax expense. Our effective income tax rate for the three months ended June 30, 2010, was 39.1% compared to 41.5% for the three months ended June 30, 2009. The lower effective rate in 2010 was attributable to reduced foreign income tax rates and increased state tax credits in the three months ended June 30, 2010.

Six Months ended June 30, 2010, compared to Six Months ended June 30, 2009

The following table sets forth certain items from our unaudited consolidated statements of earnings and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

					Year-to-Year Change
	Six Months Ended June 30,				Six Months Ended June 30,
	2010	2009	2010	2009	2009 to 2010
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$374,085	$333,267	100.0%	100.0%	$40,818	12.3%
Direct Costs	232,690	203,148	62.2%	61.0%	29,542	14.5%
Operating Costs and Expenses
Indirect and selling expenses	107,160	100,987	28.6%	30.3%	6,173	6.1%
Depreciation and amortization	5,311	4,058	1.4%	1.2%	1,253	30.9%
Amortization of intangible assets	6,163	4,907	1.7%	1.4%	1,256	25.6%

Total Operating Costs and Expenses	118,634	109,952	31.7%	32.9%	8,682	7.9%

Operating Income	22,761	20,167	6.1%	6.1%	2,594	12.9%
Other (Expense) Income
Interest expense	(1,880)	(2,236)	(0.5)%	(0.7)%	356	(15.9)%
Other	98	360	—	0.1%	(262)	(72.8)%

Income before Income Taxes	20,979	18,291	5.6%	5.5%	2,688	14.7%
Income Tax Expense	8,358	7,240	2.2%	2.2%	1,118	15.4%

Net Income	$12,621	$11,051	3.4%	3.3%	$1,570	14.2%

Gross Revenue. Revenue for the six months ended June 30, 2010, was $374.1 million, compared to $333.3 million for the six months ended June 30, 2009, representing an increase of $40.8 million or 12.3%. The increase was primarily due to growth in contracts of $52.0 million, and revenue associated with the operations of Macro, acquired in 2009, whose results are included in the six months ended June 30, 2010, but are not included in the first three months of 2009, and JASI, acquired in 2009, whose results are included in the six months ended June 30, 2010, but are not included in the six months ended June 30, 2009, primarily offset by a reduction in revenue of $60.3 million associated with the conclusion of The Road Home contract in June 2009.

Direct costs. Direct costs for the six months ended June 30, 2010, were $232.7 million, or 62.2% of revenue, compared to $203.1 million, or 61.0% of revenue, for the six months ended June 30, 2009. The increase in direct costs of 14.5% was primarily due to costs associated with a growth in contracts, operations of Macro, acquired in 2009, whose results are included in the six months ended June 30, 2010, but are not included in the first three months of 2009, and JASI, acquired in 2009, whose results are included in the six months ended June 30, 2010, but are not included in the six months ended June 30, 2009, primarily offset by the effect of the conclusion of The Road Home contract in June 2009.

Indirect and selling expenses. Indirect and selling expenses for the six months ended June 30, 2010, were $107.2 million, or 28.6% of revenue, compared to $101.0 million, or 30.3% of revenue for the six months ended June 30, 2009. The decrease in indirect and selling expenses as a percent of revenue was due principally to increased contract revenue, partially offset by an increase in indirect and selling expenses of 6.1%, for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2010, was $5.3 million compared to $4.1 million for the six months ended June 30, 2009. This 30.9% increase in depreciation and amortization resulted primarily from depreciation related to assets from recently acquired businesses, and assets placed into service after June 30, 2009.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2010, was $6.2 million, or 1.7% of revenue, compared to $4.9 million, or 1.4% of revenue, for the six months ended June 30, 2009. The increase in amortization expense of 25.6% was primarily due to the amortization of intangibles related to the 2009 acquisitions, partially offset by a decrease in amortization expense related to earlier acquisitions.

Operating Income. For the six months ended June 30, 2010, operating income was $22.8 million compared to $20.2 million for the six months ended June 30, 2009, an increase of $2.6 million or 12.9%. Operating income increased primarily due to increased contract revenue, partially offset by an increase in operating costs and expenses of 7.9% for the six months ended June 30, 2010, compared to the six months ended June 30, 2009.

Interest expense. For the six months ended June 30, 2010, interest expense was $1.9 million, compared to $2.2 million for the six months ended June 30, 2009. The decrease was due primarily to a lower average debt balance during the second quarter of 2010 as compared to the average debt balance during the second quarter of 2009.

Income tax expense. Our effective income tax rate for the six months ended June 30, 2010, was 39.8% compared to 39.6% for the six months ended June 30, 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Energy, environment, and infrastructure	40%	42%	40%	42%

Health, human services, and social programs	45%	44%	45%	45%

Homeland security and defense	15%	14%	15%	13%

Total	100%	100%	100%	100%

Our primary clients are the agencies and departments of the U.S. federal and state governments. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

U.S. federal government	70%	60%	71%	52%

U.S. state and local government	11%	20%	11%	29%

Domestic commercial	14%	16%	14%	15%

International	5%	4%	4%	4%

Total	100%	100%	100%	100%

The increase in the percentage of revenue attributable to the U.S. federal government for the three months and six months ended June 30, 2010, compared to the three months and six months ended June 30, 2009, results mainly from businesses we acquired in 2009 within this category that are included in our results for the three months and six months ended June 30, 2010, but are partially reflected in our results for the three months and six months ended June 30, 2009. The decrease in percentage of revenue attributable to U.S. state and local government, results mainly from the conclusion of The Road Home contract on June 11, 2009.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Time-and-materials	49%	48%	49%	56%

Cost-based	22%	23%	23%	18%

Fixed-price	29%	29%	28%	26%

Total	100%	100%	100%	100%

The decrease in the percentage of revenue attributable to time-and-materials contracts for the six months ended June 30, 2010, compared to the six months ended June 30, 2009, results mainly from the conclusion of The Road Home contract on June 11, 2009. The increase in percentage of revenue attributable to cost-based contracts results mainly from the primary classification of Macro’s operations as this type of contract, although some of Macro’s operations do generate revenue from time-and-materials, as well as fixed-price contracts.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	June 30,
	2010	2009
	(in millions)
Funded	$549.2	$448.2
Unfunded	$739.5	$770.3

Total	$1,288.7	$1,218.5

The backlog estimates at June 30, 2010, included an estimated total backlog of $49.4 million for JASI, of which approximately $5.6 million was funded backlog.

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

Credit Facility. We entered into the Second Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on February 20, 2008, with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (maturing February 20, 2013) under a revolving line of credit. The Credit Facility provides for borrowings of up to $275.0 million without a borrowing base requirement and also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $75.0 million, subject to lenders’ approval. The Credit Facility has provided pre-approval by the lenders for acquisitions with individual purchase prices of up to $75.0 million, if certain conditions are met. The Credit Facility is collateralized by substantially all of the assets of the Company, and requires that we remain in compliance with certain financial and non-financial covenants.

On March 31, 2009, the Credit Facility was amended to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins we pay to borrow funds under the Credit Facility. We have the ability to borrow funds under the Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.25% to 2.35% during the quarter.

As of June 30, 2010, we had $120.0 million in debt outstanding, $1.3 million in outstanding letters of credit, and unused borrowing capacity of $153.7 million under the Credit Facility. During the second quarter ended June 30, 2010, we decreased our net borrowings by $15.0 million. This change in debt outstanding reflects our increase in cash flow from operations. As of June 30, 2010, we were in compliance with the covenants under the Credit Facility.

Financial Condition. There were several significant changes in our balance sheet during the six months ended June 30, 2010. Contract receivables, net, decreased to $164.5 million compared to $174.1 million as of December 31, 2009, due to an increase in cash collection. Long-term debt decreased from $145.0 million on December 31, 2009, to $120.0 million on June 30, 2010, due to cash flow from operations and reductions in working capital requirements. Days-sales-outstanding were 68 days at June 30, 2010, and were 80 at December 31, 2009, while our days-payable-outstanding were 38 at June 30, 2010, and were 46 at December 31, 2009.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of June 30, 2010, we had $121.3 million borrowed under our revolving line of credit, including outstanding letters of credit of $1.3 million and unused borrowing capacity of $153.7 million on our Credit Facility, which is available for our working capital needs.

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

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, were $5.3 million and $2.4 million on June 30, 2010, and December 31, 2009, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the six months ended June 30, 2010, and June 30, 2009:

	Six Months Ended June 30,
	2010	2009
	(in thousands)
Net cash provided by operations	$31,167	$19,346
Net cash used in investing activities	(3,278)	(159,716)
Net cash (used in) provided by financing activities	(24,498)	143,338
Effect of exchange rate on cash	(406)	(131)

Net increase in cash and cash equivalents	$2,985	$2,837

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $31.2 million in the six months ended June 30, 2010, and $19.3 million in the six months ended June 30, 2009. Cash flows from operating activities for the first six months of 2010 were positively impacted by contract receivable payments, the timing of tax payments, and accrued salaries and benefits, partially offset by a net decrease in deferred revenue, accounts payable and prepaid expenses. Cash flows from operating activities for the first six months of 2009 were positively impacted by contract receivable payments, and the timing of tax payments, partially offset by a net decrease in accrued expenses, accrued salaries and benefits, and prepaid expenses.

Investing activities used cash of $3.3 million for the six months ended June 30, 2010, compared to $159.7 million for the six months ended June 30, 2009. The cash used in investing activities for the first six months of 2010 was for the acquisition of property and equipment. The cash used in investing activities for the first six months of 2009 was primarily for our acquisition of Macro.

For the six months ended June 30, 2010, cash flow used in financing activities of $24.5 million was attributable primarily to $25.0 million in net repayments to our revolving line of credit. For the six months ended June 30, 2009, cash flow provided by financing activities of $143.3 million was attributable primarily to $141.7 million in advances net of payments from our revolving line of credit, which was used to fund the acquisition of Macro.

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

On April 1, 2010, the Company entered into a new lease for office space at its Eye Street location in Washington, D.C., which was due to expire in November 2012. It commenced on April 1, 2010, and will expire in November 2022. Rent expense will be recognized on a straight-line basis over the lease term. Aggregate rent expense for the 12-year and eight-month period under this arrangement will be approximately $19.8 million. The Company did not incur early termination penalties for the termination of the original lease.

On March 8, 2010, the Company entered into a new lease that replaced its current headquarters lease, which was due to expire in October 2012. The new lease will initially be for 201,707 square feet, with 57,025 square feet of additional space to be subsequently added. It commenced on April 1, 2010, and will expire on December 31, 2022. Base rent under the agreement will be approximately $0.5 million per month with annual escalations fixed at 2.5% per year, yielding a total lease commitment of approximately $89.3 million over the 12-year and nine-month term of the lease. The Company did not incur early termination penalties for the termination of the original lease.

The Credit Facility provides for stand-by letters of credit aggregating up to $5.0 million that reduce the funds available under the revolving line of credit when issued. As of June 30, 2010, we had five outstanding letters of credit with a total value of $1.3 million.

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

We are involved in various legal proceedings concerning matters arising in the ordinary course of business. We currently believe that any ultimate liability arising out of these proceedings will not have a material effect on our financial position, results of operations, or cash flows.

Item 1A.	Risk Factors

Investing in our common stock involves a high degree of risk. There are numerous and varied risks, known and unknown, that may affect us and prevent us from achieving our goals. There have been no material changes in those risk factors discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q, are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock. For the three months ended June 30, 2010, a total of 902 shares of unregistered stock, valued at $22,595 were issued to two directors of the Company in lieu of cash for director fee compensation on April 1, 2010. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. During the three months ended June 30, 2010, the Company purchased 23,514 shares of common stock for $539,743 from employees to pay required withholding taxes and exercise price due upon the exercise of options and the vesting of restricted stock, in accordance with the applicable long-term incentive plan. The average fair value of the common stock purchased was $22.95 per share.

The following table summarizes stock repurchases for the three months ended June 30, 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	6,823	$24.96	None	None
May 1 – May 31	16,691	$22.13	None	None
June 1 – June 30	—	$—	None	None

Total	23,514	$22.95	None	None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit
10.1	ICF International, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement filed April 23, 2010)
31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).
31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 6, 2010	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 6, 2010	By:	/s/ Ronald P. Vargo
Ronald P. Vargo
Chief Financial Officer, Executive Vice President and Assistant Corporate Secretary (Principal Financial Officer)

August 6, 2010	By:	/s/ Phillip M. Eck
Phillip M. Eck
Acting Controller and Principal Accounting Officer