Form 10-Q
period 2010-09-30
ICF International, Inc.
filed 2010-11-05
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2010

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

As of November 1, 2010, there were 19,440,683 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2010

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	September 30, 2010	December 31, 2009
	(Unaudited)
Current Assets:
Cash and cash equivalents	$6,498	$2,353
Contract receivables, net	169,405	174,120
Prepaid expenses and other	8,029	6,666
Income tax receivable	—	4,175
Deferred income taxes	1,212	1,337

Total current assets	185,144	188,651

Total property and equipment, net	19,160	22,600
Other assets:
Goodwill	323,467	323,467
Other intangible assets, net	29,229	38,474
Restricted cash	3,164	2,123
Other assets	7,571	6,912

Total assets	$567,735	$582,227

Current Liabilities:
Accounts payable	$22,166	$27,075
Accrued expenses	22,638	21,770
Accrued salaries and benefits	44,681	32,072
Deferred revenue	16,496	19,370

Total current liabilities	105,981	100,287

Long-term liabilities:
Long-term debt	100,000	145,000
Deferred rent	5,753	2,914
Deferred income taxes	7,841	11,656
Other	3,771	4,810

Total Liabilities	223,346	264,667
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 19,457,098 and 19,278,591 issued; and 19,429,864 and 19,278,591 outstanding as of September 30, 2010, and December 31, 2009, respectively	19	19
Additional paid-in capital	219,087	211,412
Treasury stock, at cost	(628)	—
Accumulated other comprehensive loss	(569)	(337)
Retained earnings	126,480	106,466

Total stockholders’ equity	344,389	317,560

Total liabilities and stockholders’ equity	$567,735	$582,227

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Gross Revenue	$197,711	$167,071	$571,796	$500,338
Direct Costs	124,060	101,610	356,750	304,758
Operating costs and expenses:
Indirect and selling expenses	55,348	50,430	162,508	151,417
Depreciation and amortization	2,716	2,550	8,027	6,608
Amortization of intangible assets	3,082	3,159	9,245	8,066

Total operating costs and expenses	61,146	56,139	179,780	166,091

Operating Income	12,505	9,322	35,266	29,489
Interest expense	(776)	(1,471)	(2,656)	(3,707)
Other income	99	65	197	425

Income before taxes	11,828	7,916	32,807	26,207
Provision for income taxes	4,435	2,800	12,793	10,040

Net income	$7,393	$5,116	$20,014	$16,167

Earnings per Share:
Basic	$0.38	$0.33	$1.03	$1.06

Diluted	$0.38	$0.32	$1.02	$1.03

Weighted-average Shares:
Basic	19,413	15,299	19,349	15,187

Diluted	19,630	15,844	19,579	15,708

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine months ended September 30,
	2010	2009
Cash flows from operating activities
Net income	$20,014	$16,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,272	14,674
Non-cash compensation	6,242	5,680
Loss (gain) on disposal of fixed assets	36	(7)
Deferred income taxes	(3,690)	1,569
Deferred rent	753	26
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	4,715	18,453
Prepaid expenses and other	(2,070)	(2,797)
Accounts payable	(5,301)	(5,685)
Accrued expenses	2,702	(14,580)
Accrued salaries and benefits	12,609	2,379
Deferred revenue	(2,874)	1,421
Income tax receivable	5,278	(1,082)
Restricted cash	(1,041)	2,154
Other liabilities	(1,039)	(159)

Net cash provided by operating activities	53,606	38,213

Cash flows from investing activities
Capital expenditures	(4,706)	(5,717)
Capitalized software development costs	(306)	(333)
Payments for business acquisitions, net of cash acquired	—	(156,902)

Net cash used in investing activities	(5,012)	(162,952)

Cash flows from financing activities
Advances from working capital facilities	22,094	254,404
Payments on working capital facilities	(67,094)	(124,404)
Debt issue costs	(21)	(630)
Proceeds from exercise of options	616	2,484
Excess tax benefits of stock option exercises	784	2,380
Net payments for stockholder issuances and buybacks	(595)	(1,801)

Net cash (used in) provided by financing activities	(44,216)	132,433
Effect of exchange rate on cash	(233)	20

Net increase in cash and cash equivalents	4,145	7,714
Cash and cash equivalents, beginning of period	2,353	1,536

Cash and cash equivalents, end of period	$6,498	$9,250

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$3,141	$3,710

Income taxes	$10,882	$7,367

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share data)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of the results of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the three-month and nine-month periods ended September 30, 2010, and September 30, 2009. Operating results for the three-month and nine-month periods ended September 30, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to current-year presentation. The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities approximate their estimated fair values at September 30, 2010, due to their short maturities. The Company believes the carrying value of the lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at September 30, 2010. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2009, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 11, 2010.

Nature of Operations

The Company provides management, technology, and policy professional services in the areas of energy, environment, and infrastructure; health, human services, and social programs; and homeland security and defense. The Company’s major clients are United States (“U.S.”) government departments and agencies, especially the Department of Health and Human Services (“HHS”), Department of Defense (“DoD”), Department of State (“DOS”), Environmental Protection Agency (“EPA”), Department of Homeland Security (“DHS”), Department of Agriculture (“USDA”), Department of Housing and Urban Development (“HUD”), Department of Transportation (“DOT”), Department of Interior (“DOI”), Department of Justice (“DOJ”), Department of Energy (“DOE”), and Department of Education (“ED”); state and local government departments and agencies; commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms; and other government organizations throughout the U.S. and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

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

The aggregate purchase price of approximately $32.2 million in cash, including a working capital adjustment required by the stock purchase agreement, was funded by our revolving credit facility. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The purchase price allocation was finalized during the second quarter of 2010. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $29.0 million. The Company allocated approximately $21.6 million to goodwill and $7.4 million to other intangible assets. The intangible assets consist of approximately $7.0 million of customer-related intangibles that are being amortized over seven years and $0.4 million of marketing-related intangibles that are being amortized over two years. JASI was purchased under the election provisions of Internal Revenue Code Section 338(h)(10) and, therefore, goodwill and the amortization of intangibles are deductible for tax purposes over a fifteen-year period and will generate deferred taxes. The results of operations for JASI are included in the Company’s statement of earnings since December 10, 2009.

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

The aggregate purchase price of approximately $157.6 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by the Company’s revolving credit facility. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $129.5 million. The Company has allocated approximately $104.1 million to goodwill and $25.4 million to other intangible assets. The intangible assets consist of approximately $24.6 million of customer-related intangibles that are being amortized over seven years, and $0.8 million of marketing-related intangibles that were amortized over nine months. Macro was purchased under the election provisions of Internal Revenue Code Section 338(h)(10), and, therefore, goodwill and the amortization of intangibles are deductible for tax purposes over a fifteen-year period and will generate deferred taxes. The results of operations for Macro are included in the Company’s statement of earnings for periods beginning after March 31, 2009.

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

Note 3. Contract Receivables

Contract receivables consisted of the following:

	September 30, 2010	December 31, 2009
Billed	$124,292	$141,595
Unbilled	47,309	34,858
Allowance for doubtful accounts	(2,196)	(2,333)

Contract receivables, net	$169,405	$174,120

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

Note 5. Debt

The Company entered into its Second Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on February 20, 2008, with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (maturing February 20, 2013) under a revolving line of credit. The Credit Facility provides for borrowings of up to $275.0 million without a borrowing base requirement and also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $75.0 million, subject to lenders’ approval. The Credit Facility provides for pre-approval by the lenders for acquisitions with individual purchase prices of up to $75.0 million, if certain conditions are met. The Credit Facility is collateralized by substantially all of the assets of the Company, and requires that the Company remain in compliance with certain financial and non-financial covenants.

On March 31, 2009, the Credit Facility was amended to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins the Company pays to borrow funds under the Credit Facility. The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.26% to 2.35% during the third quarter of 2010.

As of September 30, 2010, the Company had $100.0 million in debt outstanding, $1.3 million in outstanding letters of credit, and unused borrowing capacity of $173.7 million under the Credit Facility. During the third quarter ended September 30, 2010, the Company decreased its net borrowings by $20.0 million. This change in debt outstanding reflects the Company’s cash flow from operations. As of September 30, 2010, the Company was in compliance with the covenants under the Credit Facility.

Note 6. Accounting for Stock-Based Compensation

On June 4, 2010, the Company’s stockholders ratified the ICF International, Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), which was adopted by the Company on March 8, 2010. The Omnibus Plan replaced the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), which the Company had used for equity and incentive awards since becoming a publicly traded company in 2006. The Omnibus Plan provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees of the Company, and non-employee directors. The Omnibus Plan, upon adoption by the Company on March 8, 2010, allowed for the Company to grant an additional 1.8 million shares in addition to the remaining shares from the 2006 Plan, for a total of approximately 2.7 million shares. Shares awarded that are not stock options or stock appreciation rights are counted as 1.9 shares deducted from the Omnibus Plan for every one share delivered under those awards. Shares awarded that are stock options or stock appreciation rights are counted as a single share deducted from the Omnibus Plan for every one share delivered under those awards.

The Company recognized stock-based compensation expense of $2.4 million and $6.2 million for the three months and nine months ended September 30, 2010, respectively, and $1.9 million and $5.7 million for the three months and nine months ended September 30, 2009, respectively. Unrecognized compensation expense of $15.9 million as of September 30, 2010, related to unvested stock-based compensation agreements, will be recognized over three to five years. For the nine months ended September 30, 2010, the Company granted approximately 0.6 million shares in the form of equity compensation. As of September 30, 2010, the Company had 2.7 million shares available to grant under the Omnibus Plan.

Note 7. Income Taxes

The effective tax rates for the three-month and nine-month periods ended September 30, 2010, were 37.5% and 39.0%, respectively. The gross unrecognized tax benefits were $0.9 million at September 30, 2010, and $1.3 million at December 31, 2009. The offsetting tax benefit at September 30, 2010, and December 31, 2009, was $0.3 million. If recognized, $0.7 million of the net unrecognized tax benefits at September 30, 2010, would impact the effective tax rate.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2007 through 2009 tax years remain subject to examination by the Internal Revenue Service, and the 2006 through 2009 tax years generally remain subject to examination by state authorities. The Company does not anticipate a significant increase or decrease in total unrecognized tax benefits during the next 12 months.

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. For the nine months ended September 30, 2010, the Company recognized less than $0.1 million of penalties and interest.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net Income	$7,393	$5,116	$20,014	$16,167

Weighted-average number of basic shares outstanding during the period	19,413	15,299	19,349	15,187
Dilutive effect of stock options, restricted stock and RSUs	217	545	230	521

Weighted-average number of diluted shares outstanding during the period	19,630	15,844	19,579	15,708

Basic earnings per share	$0.38	$0.33	$1.03	$1.06

Diluted earnings per share	$0.38	$0.32	$1.02	$1.03

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

The following accounting standards have been issued; however, they are not effective as of September 30, 2010, and have yet to be adopted by the Company.

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

ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. In October 2009, the FASB also revised the guidance related to software revenue and multiple-element arrangements with software components. The new guidance related to software revenue recognition excludes arrangements with tangible products containing software and non-software components that function together to deliver a product’s essential functionality. Prior to the new guidance, VSOE of fair value was required for the undelivered elements in the arrangement in order for the Company to account for the elements separately. However, as a result of the new guidance noted above with respect to multiple-deliverable arrangements and the guidance related to software revenue recognition, VSOE may not be required if another topic of the accounting standards codification provides guidance on how to allocate the consideration for contract deliverables. Thus, if there are software and non-software components within the same contract and the software components fall within the scope of the Software Elements topic of the code, but that topic addresses solely separation and not allocation, one can now refer back to the Multiple Deliverables topic of the codification for guidance on consideration allocation. The Multiple Deliverables guidance allows consideration to be allocated based upon a relative fair value basis using the entity’s best estimate of fair value, which is no longer limited to VSOE or third-party evidence, but may entail management’s best estimate of selling price. At this time, the Company is assessing the impact of this revised guidance. The Company does not believe that this new guidance will have a material impact on its financial condition and results of operations.

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

OVERVIEW

We provide management, technology, and policy consulting and implementation services to government, commercial, and international clients. We help our clients conceive, develop, implement, and improve solutions that address complex economic, social, and national security issues. Our services primarily address three key markets: energy, environment, and infrastructure; health, human services, and social programs; and homeland security and defense. We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues in these market areas due to heightened concerns regarding the need for cleaner and new sources of energy, health concerns about areas such as substance abuse, obesity, and aging populations, and geopolitical changes that drive ever-present homeland security threats.

Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject-matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including HHS, DoD, DOS, EPA, DHS, USDA, HUD, DOT, DOI, DOJ, DOE, and ED. U.S. federal government clients generated approximately 71% of our revenue for the nine months ended September 30, 2010, and approximately 57% of our revenue for the nine months ended September 30, 2009. State and local government clients generated approximately 10% of our revenue for the nine months ended September 30, 2010, and approximately 23% of our revenue for the nine months ended September 30, 2009. The Road Home contract with the State of Louisiana, which accounted for most of our state and local revenue for its three-year duration, ended as scheduled on June 11, 2009. We also serve domestic commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms. Our domestic commercial and international clients, including government clients outside the United States, generated approximately 19% of our revenue for the nine months ended September 30, 2010, and approximately 20% of our revenue for the nine months ended September 30, 2009. We have successfully worked with many of our clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

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

OUTLOOK

Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements across the program life cycle in our three key markets: energy, environment, and infrastructure; health, human services, and social programs; and homeland security and defense, and to complete additional acquisitions and to integrate them successfully. In those three markets we will continue to focus on building scale in domain and horizontal expertise, developing our commercial, as well as our government business, and replicating our business model geographically throughout the United States and the world.

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

•

Contractual Outputs: Revenue on certain fixed-price contracts is recognized based upon outputs completed to date expressed as a percentage of total outputs required in the contract or based upon units delivered to the customer multiplied by the contract-defined unit price.

•

Straight-Line: When services are performed or are expected to be performed consistently throughout an arrangement, revenue on those fixed-price contracts is recognized ratably over the period benefited.

•

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

Non-cash compensation

The Company recognized stock-based compensation expense of $6.2 million and $5.7 million for the nine months ended September 30, 2010, and September 30, 2009, respectively, which is included in indirect and selling expenses.

As of September 30, 2010, there was $15.9 million of total unrecognized compensation expense related to unvested stock-based compensation arrangements. Such unrecognized compensation expense will be recognized ratably over three to five years, depending on the vesting period for each grant.

Depreciation and amortization

Depreciation and amortization include the depreciation of computers, furniture, and other equipment, the amortization of the costs of software, leasehold improvements, and intangible assets arising from acquisitions, and the amortization of debt issuance costs.

Goodwill and the amortization of intangible assets

Costs in excess of the fair value of tangible and identifiable intangible assets acquired and liabilities assumed in a business combination are recorded as goodwill. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but are instead reviewed quarterly (or more frequently if impairment indicators arise) for impairment. Intangible assets with estimable useful lives are required to be amortized over their respective estimated useful lives and are also required to be reviewed for impairment if events or circumstances warrant such a review.

We perform quarterly goodwill impairment reviews. For purposes of performing this test, we have determined that we have only one reporting unit. We have employed market-based methods of determining fair value of the reporting unit consisting of our market capitalization. Based upon management’s most recent review, we determined that no goodwill impairment charge was required as of September 30, 2010. Historically, we have recorded no goodwill impairment charges.

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

RESULTS OF OPERATIONS

Three Months ended September 30, 2010, compared to Three Months ended September 30, 2009

The following table sets forth certain items from our unaudited consolidated statements of earnings and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Year-to-Year Change Three Months Ended September 30,
	2010	2009	2010	2009	2009 to 2010
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$197,711	$167,071	100.0%	100.0%	$30,640	18.3%
Direct Costs	124,060	101,610	62.7%	60.8%	22,450	22.1%
Operating Costs and Expenses
Indirect and selling expenses	55,348	50,430	28.0%	30.2%	4,918	9.8%
Depreciation and amortization	2,716	2,550	1.4%	1.5%	166	6.5%
Amortization of intangible assets	3,082	3,159	1.6%	1.9%	(77)	(2.4)%

Total Operating Costs and Expenses	61,146	56,139	31.0%	33.6%	5,007	8.9%

Operating Income	12,505	9,322	6.3%	5.6%	3,183	34.2%
Other (Expense) Income
Interest expense	(776)	(1,471)	(0.4)%	(0.9)%	695	(47.3)%
Other	99	65	—	—	34	52.3%

Income before Taxes	11,828	7,916	5.9%	4.7%	3,912	49.4%
Provision for Income Taxes	4,435	2,800	2.2%	1.7%	1,635	58.4%

Net Income	$7,393	$5,116	3.7%	3.0%	$2,277	44.5%

Gross Revenue. Revenue for the three months ended September 30, 2010, was $197.7 million, compared to $167.1 million for the three months ended September 30, 2009, representing an increase of $30.6 million or 18.3%. The increase was primarily due to growth in contracts of $24.2 million, and revenue associated with the operations of JASI, acquired in December 2009, whose revenue is included in the three months ended September 30, 2010, but is not included in the results of operations for the three months ended September 30, 2009.

Direct costs. Direct costs for the three months ended September 30, 2010, were $124.1 million, or 62.7% of revenue, compared to $101.6 million, or 60.8% of revenue, for the three months ended September 30, 2009. The increase in direct costs as a percent of revenue is primarily due to higher subcontractor costs attributable to changes in contract mix for the three months ended September 30, 2010, compared to the three months ended September 30, 2009. The increase in direct costs of 22.1% was primarily due to costs associated with a growth in contracts, and the operations of JASI, acquired in December 2009, whose direct costs are included in the three months ended September 30, 2010, but are not included in the three months ended September 30, 2009.

Indirect and selling expenses. Indirect and selling expenses for the three months ended September 30, 2010, were $55.3 million, or 28.0% of revenue, compared to $50.4 million, or 30.2% of revenue, for the three months ended September 30, 2009. The decrease in indirect and selling expenses as a percent of revenue was due principally to an increase in contract revenue, partially offset by an increase in indirect and selling expenses of 9.8%, for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009. The increase in indirect and selling expenses of $4.9 million is primarily attributable to costs associated with a growth in contracts and the operations of JASI, acquired in December 2009, whose expenses are included in the three months ended September 30, 2010, but are not included in the three months ended September 30, 2009.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2010, was $2.7 million compared to $2.6 million for the three months ended September 30, 2009. The 6.5% increase in depreciation and amortization resulted primarily from depreciation related to assets from the acquisition of JASI, and assets placed into service after September 30, 2009.

Operating Income. For the three months ended September 30, 2010, operating income was $12.5 million compared to $9.3 million for the three months ended September 30, 2009, an increase of $3.2 million or 34.2%. Operating income and operating income as a percent of revenue, increased primarily due to higher contract revenue, partially offset by an increase in operating costs and expenses of 8.9% for the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.

Interest expense. For the three months ended September 30, 2010, interest expense was $0.8 million, compared to $1.5 million for the three months ended September 30, 2009. The decrease was due primarily to a lower average debt balance during the third quarter 2010 as compared to the average debt balance during the third quarter of 2009.

Provision for Income Taxes. Our effective income tax rate for the three months ended September 30, 2010, was 37.5% compared to 35.4% for the three months ended September 30, 2009. Both the effective rate in 2010 and 2009 were impacted by one-time favorable prior year adjustments, offset by unfavorable current year adjustments, resulting in a net favorable adjustment for both years.

Nine Months ended September 30, 2010, compared to Nine Months ended September 30, 2009

The following table sets forth certain items from our unaudited consolidated statements of earnings and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Nine Months Ended September 30,				Year-to-Year Change Nine Months Ended September 30,
	2010	2009	2010	2009	2009 to 2010
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$571,796	$500,338	100.0%	100.0%	$71,458	14.3%
Direct Costs	356,750	304,758	62.4%	60.9%	51,992	17.1%
Operating Costs and Expenses
Indirect and selling expenses	162,508	151,417	28.4%	30.3%	11,091	7.3%
Depreciation and amortization	8,027	6,608	1.4%	1.3%	1,419	21.5%
Amortization of intangible assets	9,245	8,066	1.6%	1.6%	1,179	14.6%

Total Operating Costs and Expenses	179,780	166,091	31.4%	33.2%	13,689	8.2%

Operating Income	35,266	29,489	6.2%	5.9%	5,777	19.6%
Other (Expense) Income
Interest expense	(2,656)	(3,707)	(0.5)%	(0.7)%	1,051	(28.4)%
Other	197	425	—	0.1%	(228)	(53.7)%

Income before Taxes	32,807	26,207	5.7%	5.3%	6,600	25.2%
Provision for Income Taxes	12,793	10,040	2.2%	2.0%	2,753	27.4%

Net Income	$20,014	$16,167	3.5%	3.3%	$3,847	23.8%

Gross Revenue. Revenue for the nine months ended September 30, 2010, was $571.8 million, compared to $500.3 million for the nine months ended September 30, 2009, representing an increase of $71.5 million or 14.3%. The increase was primarily due to growth in contracts of $72.0 million, and revenue associated with the operations of Macro, acquired March 31, 2009, whose revenue is included in the nine months ended September 30, 2010, but is not included in the first three months of 2009, and the operations of JASI, acquired in December 2009, whose revenue is included in the nine months ended September 30, 2010, but is not included in the nine months ended September 30, 2009, partially offset by a reduction in revenue of $60.7 million associated with the conclusion of The Road Home contract in June 2009.

Direct costs. Direct costs for the nine months ended September 30, 2010, were $356.8 million, or 62.4% of revenue, compared to $304.8 million, or 60.9% of revenue, for the nine months ended September 30, 2009. The increase in direct costs of 17.1% was primarily due to costs associated with a growth in contracts, the operations of Macro, acquired March 31, 2009, whose results are included in the nine months ended September 30, 2010, but are not included in the first three months of 2009, and the operations of JASI, acquired in December 2009, whose results are included in the nine months ended September 30, 2010, but are not included in the nine months ended September 30, 2009, partially offset by the effect of the conclusion of The Road Home contract in June 2009.

Indirect and selling expenses. Indirect and selling expenses for the nine months ended September 30, 2010, were $162.5 million, or 28.4% of revenue, compared to $151.4 million, or 30.3% of revenue, for the nine months ended September 30, 2009. The decrease in indirect and selling expenses as a percent of revenue was due principally to increased contract revenue, partially offset by an increase in indirect and selling expenses of 7.3%, for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The increase in indirect and selling expenses of $11.1 million is primarily attributable to costs associated with a growth in contracts and the operations of JASI, acquired in December 2009, and the operations of Macro, acquired March 31, 2009, whose results are included in the nine months ended September 30, 2010, but are partially included in the nine months ended September 30, 2009.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2010, was $8.0 million compared to $6.6 million for the nine months ended September 30, 2009. The 21.5% increase in depreciation and amortization resulted primarily from depreciation related to assets from recently acquired businesses and assets placed into service after September 30, 2009.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2010, was $9.2 million, compared to $8.1 million for the nine months ended September 30, 2009. The 14.6% increase in amortization expense was primarily due to the amortization of intangibles related to acquisitions we completed in 2009, partially offset by a decrease in amortization expense related to earlier acquisitions.

Operating Income. For the nine months ended September 30, 2010, operating income was $35.3 million compared to $29.5 million for the nine months ended September 30, 2009, an increase of $5.8 million or 19.6%. Operating income increased primarily due to increased contract revenue, partially offset by an increase in operating costs and expenses of 8.2% for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009.

Interest expense. For the nine months ended September 30, 2010, interest expense was $2.7 million, compared to $3.7 million for the nine months ended September 30, 2009. The decrease was due primarily to a lower average debt balance in 2010 as compared to the average debt balance in 2009.

Provision for Income Taxes. Our effective income tax rate for the nine months ended September 30, 2010, was 39.0% compared to 38.3% for the nine months ended September 30, 2009. Both the effective rate in 2010 and 2009 were impacted by one-time favorable prior year adjustments, offset by unfavorable current year adjustments, resulting in a net favorable adjustment for both years.

SELECTED KEY METRICS

Revenue

We earn revenue from services that we provide to clients in three key markets:

•	energy, environment, and infrastructure;

•	health, human services, and social programs; and

•	homeland security and defense.

The following table shows our revenue from each of our three markets as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market. Certain amounts in the prior year have been reclassified to conform to current year presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Energy, environment, and infrastructure	41%	46%	40%	43%
Health, human services, and social programs	46%	41%	46%	43%
Homeland security and defense	13%	13%	14%	14%

Total	100%	100%	100%	100%

Our primary clients are the agencies and departments of the U.S. federal and state governments. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated. Certain amounts in the prior year have been reclassified to conform to current year presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
U.S. federal government	71%	67%	71%	57%
U.S. state and local government	10%	11%	10%	23%
Domestic commercial	14%	16%	14%	15%
International	5%	6%	5%	5%

Total	100%	100%	100%	100%

The increase in the percentage of revenue attributable to the U.S. federal government for the three months and nine months ended September 30, 2010, compared to the three months and nine months ended September 30, 2009, results mainly from businesses we acquired in 2009 within this category that are included in our results for the three months and nine months ended September 30, 2010, but are partially reflected in our results for the three months and nine months ended September 30, 2009. The decrease in percentage of revenue attributable to U.S. state and local government for the nine months ended September 30, 2010, results mainly from the conclusion of The Road Home contract on June 11, 2009.

Contract mix

Our contracts with clients include time-and-materials contracts, cost-based contracts (including cost-based fixed fee, cost-based award fee, and cost-based incentive fee, as well as grants and cooperative agreements), and fixed-price contracts. Our contract mix varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract. The following table shows our revenue from each of these types of contracts as a percentage of total revenue for the periods indicated. Revenue from The Road Home contract was primarily classified as time-and-materials. Revenue from Macro operations is primarily classified as cost-based, but also includes revenue from time-and-materials and fixed-price contracts. Revenue from JASI operations is primarily classified as time-and-materials. Certain amounts in the prior year have been reclassified to conform to current year presentation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Time-and-materials	50%	46%	49%	53%
Cost-based	23%	24%	23%	19%
Fixed-price	27%	30%	28%	28%

Total	100%	100%	100%	100%

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

Cost-based contracts. Under cost-based contracts, we are paid based on the allowable costs we incur, and usually receive a fee. All of our cost-based contracts reimburse us for our direct labor and fringe-benefit costs that are allowable under the contract; however, certain contracts limit the amount of overhead and general and administrative costs we can recover, which may be less than our actual overhead and general and administrative costs. In addition, our fees are constrained by fee ceilings and, in certain cases, such as with grants and cooperative agreements, we may receive no fee. Because of these limitations, our cost-based contracts, on average, are our least profitable type of contract, and we may generate less than the expected return. Cost-based fixed-fee contracts specify the fee to be paid. Cost-based incentive-fee and cost-based award-fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	September 30,
	2010	2009
	(in millions)
Funded	$663.6	$555.9
Unfunded	$743.0	$875.5

Total	$1,406.6	$1,431.4

The backlog estimates at September 30, 2010, included an estimated total backlog of $45.1 million for JASI, of which approximately $9.9 million was funded backlog.

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

On March 31, 2009, the Credit Facility was amended to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins we pay to borrow funds under the Credit Facility. We have the ability to borrow funds under the Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.26% to 2.35% during the third quarter of 2010.

As of September 30, 2010, we had $100.0 million in debt outstanding, $1.3 million in outstanding letters of credit, and unused borrowing capacity of $173.7 million under the Credit Facility. During the third quarter ended September 30, 2010, we decreased our net borrowings by $20.0 million. This change in debt outstanding reflects our cash flow from operations. As of September 30, 2010, we were in compliance with the covenants under the Credit Facility.

Financial Condition. There were several significant changes in our balance sheet during the nine months ended September 30, 2010. Long-term debt decreased from $145.0 million on December 31, 2009, to $100.0 million on September 30, 2010, due to cash flow from operations and reductions in working capital requirements. Accrued salaries and benefits increased from $32.1 million on December 31, 2009, to $44.7 million on September 30, 2010, primarily due to the timing of payments. Days-sales-outstanding were 70 days at September 30, 2010, and were 80 days at December 31, 2009, while our days-payable-outstanding were 44 days at September 30, 2010, and were 46 days at December 31, 2009.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of September 30, 2010, we had $100.0 million borrowed under our revolving line of credit, outstanding letters of credit of $1.3 million, and unused borrowing capacity of $173.7 million which is available for our working capital needs.

We anticipate that our long-term liquidity requirements, including any future acquisitions, will be funded through a combination of cash flow from operations, borrowings under our Credit Facility, additional secured or unsecured debt, or the issuance of common or preferred stock, each of which may be initially funded through borrowings under our Credit Facility.

We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, and other current working capital requirements. We are continuously analyzing our capital structure to ensure we have sufficient capital to fund future acquisitions and internal growth. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources both from debt and equity sources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if we need additional borrowings or capital.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash and cash equivalents, including marketable securities, were $6.5 million and $2.4 million on September 30, 2010, and December 31, 2009, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2010, and September 30, 2009:

	Nine Months Ended September 30,
	2010	2009
	(in thousands)
Net cash provided by operating activities	$53,606	$38,213
Net cash used in investing activities	(5,012)	(162,952)
Net cash (used in) provided by financing activities	(44,216)	132,433
Effect of exchange rate on cash	(233)	20

Net increase in cash and cash equivalents	$4,145	$7,714

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $53.6 million in the nine months ended September 30, 2010, and $38.2 million in the nine months ended September 30, 2009. Cash flows from operating activities for the first nine months of 2010 were positively impacted by accrued salaries and benefits, the timing of tax payments, and contract receivable payments, partially offset by accounts payable, a net decrease in deferred revenue, and prepaid expenses. Cash flows from operating activities for the first nine months of 2009 were positively impacted by contract receivable payments, and accrued salaries and benefits, partially offset by a decrease in accrued expenses, and accounts payable.

Investing activities used cash of $5.0 million for the nine months ended September 30, 2010, compared to $163.0 million for the nine months ended September 30, 2009. The cash used in investing activities for the first nine months of 2010 was for the acquisition of property and equipment. The cash used in investing activities for the first nine months of 2009 was primarily for our acquisition of Macro.

For the nine months ended September 30, 2010, cash flow used in financing activities of $44.2 million was attributable primarily to $45.0 million in net repayments to our revolving line of credit. For the nine months ended September 30, 2009, cash flow provided by financing activities of $132.4 million was attributable primarily to $130.0 million in advances net of payments from our revolving line of credit, which was used to fund the acquisition of Macro.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $5.0 million that reduce the funds available under the revolving line of credit when issued. As of September 30, 2010, we had five outstanding letters of credit with a total value of $1.3 million.

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

The risks described in our Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock. For the three months ended September 30, 2010, a total of 878 shares of unregistered stock, valued at $20,853, were issued to two directors of the Company in lieu of cash for director fee compensation on July 1, 2010. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. During the three months ended September 30, 2010, the Company purchased 1,948 shares of common stock for $43,974 from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the vesting of restricted stock, in accordance with the applicable long-term incentive plan. The average fair value of the common stock purchased was $22.57 per share.

The following table summarizes stock repurchases for the three months ended September 30, 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	—	$—	None	None
August 1 – August 31	1,069	$22.91	None	None
September 1 – September 30	879	$22.17	None	None

Total	1,948	$22.57	None	None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

November 5, 2010	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 5, 2010	By:	/s/ Ronald P. Vargo
Ronald P. Vargo
Chief Financial Officer and Executive Vice President (Principal Financial Officer)