Form 10-K
period 2010-12-31
ICF International, Inc.
filed 2011-03-04
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $450 million based upon the closing price per share of $23.93, as quoted on the NASDAQ Global Select Market on June 30, 2010. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 1, 2011, 19,576,022 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders expected to be held in June 2011.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The factors described in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” or otherwise described in our filings with the Securities and Exchange Commission (“SEC”), as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including, but not limited to:

•	our dependence on contracts with federal, state, and local government agencies and departments for the majority of our revenue;

•	changes in the economic and political climate that may affect spending patterns and priorities of our clients;

•	failure by Congress or other governmental bodies to approve budgets in a timely fashion;

•	results of government audits and investigations;

•	failure to receive the full amount of our backlog;

•	loss of members of management;

•	difficulties implementing our acquisition strategy;

•	difficulties expanding our service offerings and client base; and

•	liabilities arising from our major contract with the State of Louisiana, which was completed in 2009.

The forward-looking statements are based on the beliefs and assumptions of our management and the information available to our management at the time these disclosures were prepared. Although we believe the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

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

COMPANY OVERVIEW

We provide management, technology, and policy consulting and implementation services to government, commercial, and international clients. We help our clients conceive, develop, implement, and improve solutions that address complex natural resource, social, and national security issues. Our services primarily address three key markets:

•	Energy, Environment, and Transportation;

•	Health, Education, and Social Programs; and

•	Homeland Security and Defense.

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

We serve federal, state, local, and foreign government clients, as well as major domestic and international corporations and multilateral institutions. Our clients utilize our advisory services because we offer a combination of deep subject-matter expertise and institutional experience in our market areas. We believe that our domain expertise and the program knowledge developed from our advisory engagements further position us to provide implementation and evaluation services.

As of December 31, 2010, we had more than 3,700 employees, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the metropolitan Washington, D.C. area, our more than 50 regional offices throughout the United States, and our international offices in London, Moscow, New Delhi, Rio de Janeiro, Toronto, and Beijing.

We generated revenue of $764.7 million, $674.4 million, and $697.4 million in 2010, 2009, and 2008, respectively. Our total backlog was approximately $1,367 million and $1,362 million as of December 31, 2010, and 2009, respectively. See “Contract Backlog” for a discussion of how we calculate backlog, as well as our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

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

We completed our initial public offering (“IPO”) in October 2006 and filed a shelf registration statement on Form S-3 in September 2009, pursuant to which we sold additional shares of our common stock to the public in December 2009. Since our IPO, we have completed a number of acquisitions, including: Energy and Environmental Analysis, Inc. (“EEA”) and Advanced Performance Consulting Group, Inc. (“APCG”) in January 2007; Z-Tech Corporation (“Z-Tech”) in June 2007; Simat, Helliesen & Eichner, Inc. (“SH&E”) in December 2007; Jones & Stokes Associates, Inc. (“Jones & Stokes”) in February 2008; Macro International Inc. (“Macro”) in March 2009; Jacob & Sundstrom, Inc. (“JASI”) in December 2009, and Marbek Resource Consultants Ltd. (“Marbek”) in 2011. Our more recent acquisitions are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions.”

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

MARKET OPPORTUNITY, SERVICES, AND SOLUTIONS

Complex, long-term market factors, as well as secular trends, are changing the way we live and the way government and industry operate and interact. Some of the most critical factors are centered firmly in our three major market areas. In the energy, environment, and transportation market, these factors include rising energy demand and increasing focus on alternative fuels and energy efficiency, energy independence, aging transportation infrastructure, and environmental degradation. In the health, education, and social programs market, these factors include the increasing level of healthcare expenditures relative to the economy, growing aging populations, increasing military and veteran health demands, continued focus on disease prevention, the perceived declining performance of the U.S. educational system compared to other countries, and the need for job creation. The continuing threat of terrorism, including cyber threats, and changing national security priorities are affecting the defense and homeland security markets, as well as infrastructure protection in the commercial sector. In addition to these market-based factors, secular trends across all of our markets are increasing the demand for advisory and implementation services that drive our business. These trends include: increased government focus on efficiency and measuring outcomes, the aging federal workforce, the emphasis on transparency and accountability, and an increased demand for combining domain knowledge of client mission and programs with information-technology solutions.

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to understand and respond to these and other factors within the constraints of growing deficits that drive the need for government agencies at all levels to deliver more with fewer resources. We expect that our government clients will continue to utilize professional services firms with domain expertise in their program areas to assist with designing new programs, enhancing existing ones, and offering transformational solutions based on relevant evaluation and improvement experience. In addition, commercial organizations affected by these programs will need to understand such changes, as well as their implications, in order for them to plan appropriately. We believe that our institutional knowledge and our subject-matter expertise in our three key markets are distinct competitive advantages in providing our clients with practical, innovative solutions, directly applicable to their mission or business, with a faster deployment of the right resources. Moreover, we believe we will be able to leverage the domain expertise and program knowledge we have developed through our advisory assignments and our experience on implementation projects to win larger engagements, thereby increasing returns on business development investment and enhancing employee utilization.

Energy, Environment, and Transportation

We have long been involved in advising on energy and environmental issues, including the impact of human activity on natural resources, and in helping develop solutions for infrastructure-related challenges. In addition to addressing government policy and regulation in these areas, our work focuses on industries that are affected by these policies and regulations, particularly the industry’s most heavily involved in the production, use, and delivery of energy. Significant factors affecting suppliers, users, and regulators of energy are driving private and public sector demand for professional services firms, including:

•	Changing power markets and an increased demand for alternative fuels;

•	Ongoing efforts to upgrade the energy infrastructure to meet new power, transmission, environmental, and cybersecurity requirements;

•	The need to manage energy demand and increase efficient energy use in an era of supply constraints and environmental concerns; and

•	The impacts of addressing carbon and other emissions.

We assist energy enterprises and energy consumers worldwide in their efforts to analyze, develop, and implement strategies related to their business operations and the interrelationships of those operations with the environment and applicable government regulations. We utilize our policy expertise, deep industry knowledge, and proprietary modeling tools to advise government and industry clients on key topics related to electric power, traditional fuels, and renewable sources of energy. Our areas of expertise include power market analysis and modeling, transmissions analysis, electric system reliability standards, energy asset valuation and due diligence, regulatory and litigation support, fuels market analysis, air regulatory strategy, and renewable energy and green power. We also support government and commercial clients in designing, implementing, and evaluating demand-side energy management strategies in a wide range of areas, including energy efficiency and peak load management. Our work includes numerous engagements supporting the ENERGY STARSM suite of programs at the federal and state levels.

Although global climate change is no longer part of the U.S. federal legislative agenda, carbon emissions is still an important focus of governments (including many states) and multinational corporations around the world. Reducing or offsetting greenhouse gas (“GHG”) emissions continues to be the subject of both public and private sector interest, and the regulatory landscape in this area is still evolving. The need to address carbon and other harmful emissions has significantly changed the way the world’s governments and industries interact and continues to be one of the drivers of the interest in energy efficiency.

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

By leveraging our interdisciplinary skills, which range from finance and economics to earth and life sciences and information technology and program management, we are able to provide a wide range of services that includes complex environmental impact assessments, environmental management information systems, air quality assessments, program evaluation, transportation planning, and regulatory reinvention. Our experience in environmental policy and planning allows us to help clients deal specifically with the inter-related environmental, business, and social implications of transportation modes and infrastructure. From the environmental management of complex infrastructure engagements to strategic and operational concerns of airlines and airports, our solutions draw upon our expertise and institutional knowledge in transportation planning, urban and land use planning, industry management practices, financial analysis, environmental sciences, and economics.

Health, Education, and Social Programs

Our advisory, implementation, and improvement expertise is also applied to social resources in areas such as health, education, and social programs. We believe that a confluence of factors is expected to drive an increased need for public spending in the United States on health, human services, and social programs. These factors include, among others:

•	An aging population;

•	Attempts to expand healthcare services to under-served segments of the population;

•	Rising healthcare expenditures, requiring the evaluation of the effectiveness and efficiency of current and new programs;

•	The emphasis on improving the effectiveness of the educational system;

•	Growing awareness of the threats from the global spread of disease;

•	The need to address the foreclosure crisis and its effects on homeowners and communities;

•	The need for greater transparency and accountability of public sector programs;

•	Increasing focus on cybersecurity requirements;

•	Military personnel returning home from active duty with health and social service needs; and

•	The need to address the potential health and social consequences of threats from terrorism, natural disasters, and epidemics.

We believe we are well positioned to provide research, consulting, implementation, and improvement services to help our clients develop and manage effective programs in the areas of health, education, and social programs at the national, regional, and local levels. Our subject-matter expertise includes public health, mental health, international health and development, health communications, education, children and families, disaster recovery, housing and communities, military personnel recruitment and retention, and substance abuse. Our combination of health-domain knowledge and our experience in information technology applications provides us with strong capabilities in health informatics, which we believe will be of increasing importance as the need to manage health and biomedical information grows. We partner with our clients in the government, commercial, and non-profit sectors to increase their knowledge base, support program development, enhance program operations, evaluate program results, and improve program effectiveness.

In the area of health, we support many programs within the Department of Health & Human Services (“HHS”), including the National Institutes of Health and the Centers for Disease Control, conducting primary data collection and analyses, assisting in designing, delivering, and evaluating programs, managing technical assistance centers, providing instructional systems, developing information technology applications, and managing information clearinghouse operations. In the area of human services, we provide training and technical assistance for early care and educational programs (such as Head Start), services for victims of crime at the Department of Justice (“DOJ”), and health and demographic surveys in developing countries for the Department of State (“DOS”). In the area of social programs, we provide extensive training, technical assistance, and program analysis and support services for a number of the housing and rural and community development programs of the Department of Housing and Urban Development (“HUD”) and the Department of Agriculture (“USDA”). In the area of education, we provide research, program design, evaluation, and training at the federal and state level.

Homeland Security and Defense

Homeland security programs continue to be a critical priority at the federal level, as well as the state and local levels. We believe that the following key homeland security trends, in both the government and commercial sectors, will continue to drive an increased need for our services in this area:

•	Vulnerability of critical infrastructure to cyber and terrorist threats;

•	Broadened homeland security concerns to include areas such as health, food, energy, water, and transportation;

•	Reassessment of the emergency management function of homeland security in the face of natural disasters;

•	Increased dependence on private sector personnel and organizations in emergency response; and

•	The need to ensure that critical functions and sectors are able to recover quickly after attacks.

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

We provide key services to the Department of Homeland Security (“DHS”) and DoD. At DHS, we assist in shaping and managing critical programs to ensure the safety of communities, developing critical infrastructure protection plans and processes, establishing goals and capabilities for national preparedness at all levels of government in the United States, and managing the national program to test radiological emergency preparedness at the state and local levels in communities adjacent to nuclear power facilities. We also provide cybersecurity and emergency management services to the commercial sector, especially the utility industry. We support DoD by providing high-end strategic planning, analysis, and technology solutions in the areas of logistics management, operational support, command and control, and cybersecurity. We also provide the defense sector with environmental management, human capital assessment, military community research, and technology-enabled solutions. Finally, we pursue opportunities that reside at the intersection of homeland security and defense and believe that the interrelationships and strengthened ties among traditional defense requirements and homeland security, such as disaster preparedness and response and recovery, create significant demands for professional services.

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly educated professional staff with deep subject-matter knowledge

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs across our major markets. Our thought leadership is based on years of training, experience, and education. Our clients are able to draw on the in-depth knowledge of our subject-matter experts and our experience developed over decades of providing advisory services. As of December 31, 2010, approximately 40% of our benefits-eligible staff held post-graduate degrees in diverse fields such as the social sciences, business and management, physical sciences, public policy, human capital, information technology and mathematics, engineering, planning, economics, life sciences, and law. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

We believe our diverse range of markets, services, and projects, provide a stimulating work environment for our employees and enhances their professional development. The use of multi-disciplinary teams provides our staff the opportunity to develop and refine common skills required in many types of engagements. Our approach to managing human resources fosters collaboration and significant cross-utilization of the skills and experience of both industry experts and other personnel who can develop creative solutions by drawing upon their different experiences. The types of services we provide, and the manner in which we do so, enable us to attract and retain talented professionals from a variety of backgrounds while maintaining a culture that fosters teamwork and excellence.

We have strong long-standing relationships with clients across a diverse set of markets

The long-term relationships we maintain with many of our clients reflect our successful track record of fulfilling our clients’ needs. We have advised both the Environmental Protection Agency (“EPA”) and HHS for more than 30 years, the Department of Energy (“DOE”) for more than 25 years, and DoD for more than 20 years, and have multi-year relationships with many of our other clients. We have numerous contacts at various levels within our clients’ organizations, ranging from key decision-makers to functional managers. The long-standing nature and breadth of our client relationships adds greatly to our institutional knowledge, which, in turn, helps us carry out our client engagements more effectively and maintain and expand such relationships. Our extensive experience and client contacts, together with our prime-contractor position on a substantial majority of our contracts and onsite presence, gives us clearer visibility into future opportunities and emerging requirements. In addition, as of December 31, 2010, approximately 330 of our employees held an active federal security clearance (with approximately 110 additional employees having a terminated clearance eligible for reinstatement), which affords us client access at appropriate levels and further strengthens our client relationships. We believe our balance between civilian and defense agencies, our commercial presence, and the diversity of the markets we serve help mitigate the impact of annual shifts in our clients’ budgets and priorities.

Our advisory role positions us to capture a full range of engagements

We believe our advisory approach, which is based on our subject-matter expertise combined with an understanding of our clients’ requirements and objectives, is a significant competitive differentiator that helps us gain access to key client decision-makers during the initial phases of a policy, program, project, or initiative. We use our expertise and understanding to formulate customized recommendations for our clients. We believe this domain expertise and the program knowledge developed from our advisory engagements further position us to provide implementation and evaluation services. Implementation and evaluation engagements, in turn, allow us to understand better our clients’ requirements and objectives as they evolve over time. We then use this knowledge to provide evaluation and improvement services that maintain the relevance of our recommendations. As a result, we believe we are able to offer services across the entire life cycle of a particular policy, program, project, or initiative.

Our technology solutions are driven by our deep subject-matter expertise

Government and commercial decision-makers have become increasingly aware that, to be effective, technology solutions need to be seamlessly integrated with people and processes. We possess strong knowledge in information technology and a thorough understanding of human and organizational processes. This combination of skills, along with our domain knowledge allows us to deliver technology-enabled solutions tailored to our clients’ business and organizational needs and with less ramp-up time required to understand customer issues.

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

We are led by an experienced management team

Our management team, consisting of approximately 230 officers with the title of vice president or higher, possesses extensive industry experience and had an average tenure of 13 years with us as of December 31, 2010 (including prior service with companies we have acquired). This low turnover allows us to retain institutional knowledge. Our managers are experienced both in marketing efforts and in successfully managing and executing advisory, implementation, and evaluation assignments. Our management team also has experience in acquiring other businesses and integrating those operations within our own. A number of our managers are industry-recognized thought leaders. Based on these factors, we believe that our management’s successful past performance and deep understanding of our clients’ needs have been differentiating factors in competitive situations.

STRATEGY

Our strategy to increase our revenue and stockholder value involves the following key elements:

Leverage advisory work into implementation and full life-cycle solutions

We plan to continue to leverage our advisory services and strong client relationships to increase our revenue from implementation support services. These services include: information services and technology solutions, project and program management, business process solutions, strategic communications, and technical assistance and training. Our advisory services provide us with insight and understanding of our clients’ missions and goals. We believe the domain expertise and program knowledge we develop from these advisory assignments position us to capture a greater portion of larger implementation engagements. We will, however, need to undertake such expansion carefully to avoid actual, potential, and perceived conflicts of interest. See “Risk Factors—Risks Related to our Business—The diversity of the services we provide and the clients we serve may create actual, potential, and perceived conflicts of interest and conflicts of business that limit our growth and lead to liability for us.”

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

Expand and deepen our presence in federal and state governmental agencies

Given the growth in the scope of our service offerings, many of our current federal clients are not utilizing the full array of services that we offer, especially with regard to implementation. We will specifically target deeper penetration of those agencies that currently procure services only from one or two of our business areas. We believe we can leverage many of our long-term client relationships by introducing these existing clients, where appropriate, to our other services. For example, we plan to introduce many of our advisory clients to our capabilities to provide associated information technology, cybersecurity, large-scale program management, and strategic communications services. Given the increasing focus on deficit reduction and transparency, we can also offer clients our extensive performance measurement, program evaluation, and performance management services. Finally, having grown to have more than 50 offices across the United States, we can focus more of our business development efforts on addressing the needs of federal agencies with operations outside of the metropolitan Washington, D.C. area. As federal money passes to the states to finance state-level initiatives and programs, we can leverage our growing U.S. geographic footprint to help more state clients employ those federal funds more effectively.

Expand our commercial business

We see growth opportunities in our current commercial business in the utility and air transport industries, as well as significant potential for us to expand our business in other commercial sectors, both domestically and internationally. Although we believe the utility industry will continue to be a strong market for advisory services in light of the growing focus on regulatory actions and alternative fuels, we intend to leverage our existing relationships and institutional expertise to pursue and capture additional, typically higher-margin opportunities. First, we believe we can continue to expand beyond our advisory-based businesses and into implementation services such as assisting with implementing energy efficiency programs for utilities. Second, the growth of interest in sustainability and energy efficiency issues has created opportunities to offer these types of services to new clients in sectors beyond our traditional clients. We expect other sectors, such as information service providers and hotel and tourist-related services, to continue to expand as these industries better understand their energy consumption options and the positive benefits of demonstrating environmental stewardship.

Replicate our business model globally across government and industry

We believe the services we provide to the energy, environment, and transportation markets have especially strong business drivers throughout the world. Europe’s growing need for cutting-edge climate change, energy and environmental solutions plays well to our domain expertise. Moreover, four of our offices outside of the United States are located in the BRIC countries (Brazil, Russia, India, and China), each of which represents a substantial market with rapidly growing demands for new sources of energy, a need for transportation infrastructure improvements, and severe air and carbon pollution issues. We believe our ability to offer energy, infrastructure, climate change, and environmental services to both commercial and government clients in these countries from local offices, typically staffed by native citizens, positions us well to help clients address these key issues and therefore to expand our market presence.

Focus on higher-margin projects

We plan to pursue higher-margin commercial projects and to continue to shift our federal, state, and local government contract base to increase margins. We believe we have strong global client relationships in both the commercial energy and air transport markets, where our margins have historically been higher than those in our government business. We view the energy industry as a particularly attractive market for us over the next decade due to concerns over controlling energy costs and limiting climate and environmental impacts, increased state and federal regulation, and the need for cleaner and more diverse sources of energy. We believe these factors, coupled with our expanding national and global footprint, will result in a greater number of engagements that will also be larger in size and scope.

Pursue strategic acquisitions

We plan to augment our organic growth with selected acquisitions. During the past few years, we have acquired a number of companies, including: Macro and JASI in 2009; Jones & Stokes in 2008; and SH&E, Z-Tech, EEA, and APCG in 2007. Our more recent acquisitions are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions.” We plan to continue a disciplined acquisition strategy to obtain new clients, increase our size and market presence, and obtain capabilities that complement our existing portfolio of services, while focusing on cultural compatibility and financial impact.

CONTRACTS

Domestic government clients (including U.S. federal, state, and local governments), domestic commercial clients, and international clients (including government and commercial clients outside the United States) accounted for approximately 81%, 14%, and 5%, respectively, of our 2010 revenue, approximately 80%, 15%, and 5%, respectively, of our 2009 revenue, and approximately 83%, 12%, and 5%, respectively, of our 2008 revenue. Our clients span a broad range of defense and civilian agencies and commercial enterprises. Our contract periods typically extend from one month to five years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. Our largest contract in 2009 and 2008, The Road Home contract with the State of Louisiana, which was completed in June 2009, accounted for approximately 9% and 38% of our revenue, respectively. In 2010, 2009, and 2008, no other single contract accounted for more than 4% of our revenue. Including The Road Home contract, our top 10 contracts in 2010, 2009, and 2008 collectively accounted for approximately 20%, 21%, and 46%, of our revenue, respectively. Excluding The Road Home contract, our top 10 contracts in 2010, 2009, and 2008, collectively accounted for approximately 20%, 12%, and 9% of our revenue, respectively. In 2010, we received approximately 21%, 8%, and 6% of our revenue, respectively, from our three largest clients, HHS, DoD, and DOS. Most of our revenue is derived from prime contracts, which accounted for approximately 85%, 85% and 90% of our revenue for 2010, 2009, and 2008, respectively. Unless the context otherwise requires, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Our U.S. and international clients accounted for revenues of approximately $728.1 million and $36.6 million, respectively, in 2010; $639.8 million and $34.6 million, respectively, in 2009; and $664.7 million and $32.7 million, respectively, in 2008. Our U.S. clients include federal, state, and local governments and domestic commercial clients. Non-profit entities and universities are considered commercial clients. Entities such as the World Bank and the United Nations are considered international clients, while DOS and the U.S. Agency for International Development are considered U.S. government clients. In general, a client is considered international if it is located outside the United States. If we are a subcontractor, then the client is not considered to be the prime contractor but rather the ultimate client receiving the services from the prime contractor team. Our foreign operations pose special risks, as discussed below in “Risk Factors—Risks Related to Our Business—Our international operations pose special and unusual risks to our profitability and operating results.”

CONTRACT BACKLOG

We define total backlog as the future revenue we expect to receive from our contracts and other engagements. We generally include in backlog the estimated revenue represented by contract options that have been priced, but not exercised. We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our General Services Administration Multiple Award Schedule (“GSA Schedule”) contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms and under which potential future delivery orders or task orders might be issued by any of a large number of different agencies or departments, and are likely to be subject to a competitive bidding process. We do, however, include potential future work expected to be awarded under IDIQ contracts that are available to be utilized by a limited number of potential clients and are held either by us alone or by a limited number of firms.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	December 31,
	2010	2009	2008
	(In millions)
Funded	$649.0	$536.0	$426.6
Unfunded	718.2	825.5	390.7

Total	$1,367.2	$1,361.5	$817.3

BUSINESS DEVELOPMENT

Our business development efforts are critical to our organic growth. A firm-wide business development process, referred to as the Business Development Life Cycle (“BDLC”), is used to guide sales activities in a disciplined manner from lead identification, through lead qualification, to capture and proposal. An internally developed tool is used to track all sales opportunities throughout the BDLC, as well as to manage our aggregate sales pipeline. The pursuit of major sales opportunities are each led by a capture manager and are reviewed by management during their life cycle to ensure alignment with our corporate strategy and effective use of resources.

Business development efforts in priority market areas, which include some of our largest federal agency accounts (HHS, DOE, DoD, DHS, and EPA) and our commercial business, are executed through account teams, each of which is headed by a corporate account executive and supported by dedicated corporate business development professionals and senior staff from the relevant operational area. Each account executive has significant authority and accountability to set priorities and bring to bear the correct resources. Each team participates in regular executive reviews. This account-based approach allows deep insight into the needs of our clients. It also helps us anticipate their evolving requirements over the coming 12 to 18 months and position ourselves to meet those requirements. Each of our operational areas is responsible for maximizing sales in our existing accounts and finding opportunities in closely related accounts. Their efforts are complemented by our corporate business development function, which is responsible for large and strategically important pursuits.

The corporate business development function also includes a market research and competitive intelligence group, a proposal group, a marketing group, a communications group, and a strategic capture unit. Our contracts and administration function leads our pricing decisions in partnership with the business development account teams and operational areas.

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

INTELLECTUAL PROPERTY

We own a number of trademarks and copyrights that help maintain our business and competitive position. We do not have any patents. Sales and licenses of our intellectual property do not currently comprise a substantial portion of our revenue or profit. We rely on the technology and models, proprietary processes, and other intellectual property we own or have rights to use in our analyses and other work we perform for our clients. We use these innovative, and often proprietary, analytical models and tools throughout our service offerings. Our staff regularly maintains, updates, and improves these models based on our corporate experience. In addition, we sometimes retain limited rights in software applications we develop for clients. We use a variety of means to protect our intellectual property, but there can be no assurance that it will be adequately protected.

EMPLOYEES

As of December 31, 2010, we had more than 3,700 benefits-eligible (full-time and regular part-time) employees, approximately 40% of whom held post-graduate degrees in diverse fields such as social sciences, business and management, physical sciences, public policy, human capital, information technology and mathematics, engineering, planning, economics, life sciences, and law, and approximately 82% of whom held a bachelor’s degree or equivalent or higher. As of December 31, 2010, approximately 330 of our employees held an active federal security clearance, and approximately 110 additional employees held a terminated clearance eligible for reinstatement.

Our professional environment encourages advanced training to acquire industry-recognized certifications, rewards strong job performance with advancement opportunities, and fosters ethical and honest conduct. Our salary structure, incentive compensation, and benefit packages are competitive within our industry.

ITEM 1A.	RISK FACTORS

The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and related notes incorporated by reference into this annual report on Form 10-K. These and other factors could cause future results to differ from those in forward-looking statements and from historical trends.

RISKS RELATED TO OUR INDUSTRY

We rely substantially on government clients for our revenue, and government spending priorities may change in a manner adverse to our business.

We derived approximately 71%, 60%, and 36% of our revenue in 2010, 2009, and 2008, respectively, from contracts with federal agencies and departments, and approximately 10%, 19%, and 47% of our revenue from contracts with state and local governments in 2010, 2009, and 2008, respectively. Approximately 9% and 38% of our revenue in 2009 and 2008, respectively, was from The Road Home contract with the State of Louisiana, as discussed in more detail below. Expenditures by our federal clients may be restricted or reduced by presidential or congressional action or by action of the Office of Management and Budget or otherwise limited. In addition, many states are not permitted to operate with budget deficits and nearly all states face considerable challenges in balancing budgets that anticipate reduced revenues. We expect some of our clients will delay some payments due to us, may eventually fail to pay what they owe us, and may delay some programs and projects. For some clients, we may face an unwelcome choice: turn down (or stop) work with the risk of damaging a valuable client relationship, or perform work with the risk of not getting paid in a timely fashion or perhaps at all. Federal, state, and local elections could also affect spending priorities and budgets at all levels of government. For example, the recent change in control of the U.S. House of Representatives may lead to reduced spending in agencies, departments, projects, or programs we support. Even the perception that such reduction could occur could affect the value of our stock.

The failure of Congress to approve budgets in a timely manner for the federal agencies and departments we support could delay and reduce spending, cause us to lose revenue and profit, and affect our cash flow.

On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies and departments we support. When Congress is unable to agree on budget priorities, and thus is unable to pass the annual budget on a timely basis, it typically enacts a continuing resolution. Continuing resolutions generally allow federal agencies and departments to operate at spending levels based on the previous budget cycle. When agencies and departments must operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and new initiatives may be delayed or cancelled. Thus, the failure by Congress to approve budgets in a timely manner can result in the loss of revenue and profit in the event federal agencies and departments are required to cancel or change existing or new initiatives, or the deferral of revenue and profit to later periods due to delays in implementing existing or new initiatives. There is also the possibility, which has occurred in the past, that Congress will not enact either a budget or a continuing resolution in a timely manner. In such an event, many parts of the federal government, including agencies, departments, programs, and projects we support, may “shut down,” which will immediately begin substantially negatively affecting our revenue, profit, and cash flow. The budgets of many of our state and local government clients are also subject to similar budget processes, and thus subject us to similar risks and uncertainties.

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

We must comply with laws, rules, and regulations relating to the formation, administration, and performance of government contracts, which affect how we do business with our government clients and impose added costs on our business. Each government client has its own laws, rules, and regulations affecting its contracts. Among the more significant strictures affecting federal government contracts are:

•	the Federal Acquisition Regulation, and agency and department regulations analogous or supplemental to it;

•	the Truth in Negotiations Act;

•	the Procurement Integrity Act;

•	the Civil False Claims Act;

•	the Cost Accounting Standards; and

•

laws, rules and regulations restricting (i) the use and dissemination of information classified for national security purposes, (ii) the exportation of specified products, technologies, and technical data, and (iii) the use and dissemination of sensitive but unclassified data.

The federal government and other governments with which we do business may in the future change their procurement practices or adopt new contracting laws, rules, or regulations, that could be costly to satisfy or that could impair our ability to obtain new contracts and reduce our revenue and profit, for example, by curtailing the use of services firms or increasing the use of firms with a “preferred status,” such as small business. Any failure to comply with applicable federal, state, or local strictures could subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal and even state and local government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and the value of our stock. Failure to abide by laws applicable to our work for governments outside the United States could have similar effects.

Unfavorable government audit results could force us to adjust previously reported operating results, could affect future operating results, and could subject us to a variety of penalties and sanctions.

Federal government agencies, including the Defense Contract Audit Agency and the National Institutes of Health, and many states, audit and review our contract performance, pricing practices, cost structure, financial responsibility, and compliance with applicable laws, regulations, and standards. Audits could raise issues that have significant adverse effects on our operating results, including, but not limited to, substantial adjustments to our previously reported operating results and substantial effects on future operating results. If a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal and even state and local government agencies and departments. We may also lose business if we are found not to be sufficiently financially responsible. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether or not true. Federal audits have been completed on our incurred contract costs only through 2007; audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all our government contracts.

Our U.S. government contracts contain provisions that are unfavorable to us and permit our government clients to terminate our contracts partially or completely at any time prior to completion.

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

Contracts with U.S. federal agencies and departments accounted for approximately 71%, 60%, and 36%, of our revenue in 2010, 2009, and 2008, respectively. We believe that U.S. federal contracts will continue to be a significant source of our revenue and profit for the foreseeable future.

Because we have a large number of contracts with our clients, we continually bid for and execute new contracts, and our existing contracts continually become subject to recompetition and expiration. Upon the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. There can be no assurance that those expiring contracts we are servicing will continue after their expiration, that the client will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition (e.g., set aside for small business), or that we will be successful in any such re-procurements. If we are not able to replace the revenue from these contracts, either through follow-on contracts or new contracts for those requirements or for other requirements, our revenue and operating results will be materially harmed.

Our reliance on GSA Schedule and other IDIQ contracts creates the risk of volatility in our revenue and profit levels.

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

Our commercial business depends on the energy and air transport sectors of the global economy, both of which are highly cyclical and can lead to substantial variations in revenue and profit from period to period.

Our commercial business is heavily concentrated in the energy and air transport industries, which are highly cyclical. Demand for our services from energy and air transport industry clients has declined when either industry has experienced a downturn, and we expect a decline in demand for our services when either of these industries experiences a downturn in the future. Recent unrest in numerous countries around the world, particularly in the Middle East, could have a negative impact on much of our commercial business. Other factors that could cause a downturn in the energy industry include, but are not limited to, a decline in general economic conditions, changes in political stability in oil producing regions, and government regulations affecting the energy sector. Other factors leading to a downturn in the air transport industry include, but are not limited to, a decline in general economic conditions, acts of terrorism or war, changes in the worldwide geopolitical climate, increases in the cost of energy, the financial condition of major airlines or airports, changes in weather patterns, and government regulations affecting the air transport industry.

We may not receive revenue corresponding to the full amount of our backlog, or may receive it later than we expect, which could materially and adversely affect our revenue and operating results.

The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based on factors such as the amount of revenue we have recently recognized on that contract, our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. In the case of contracts that may be renewed at the option of the client, we generally calculate backlog by assuming that the client will exercise all of its renewal options; however, the client may elect not to exercise its renewal options. In addition, federal contracts rely on congressional appropriation of funding, which is typically provided only partially at any point during the term of federal contracts, and all or some of the work to be performed under a contract may require future appropriations by Congress and the subsequent allocation of funding by the procuring agency or department to the contract. Our estimate of the portion of backlog that we expect to recognize as revenue in any future period is likely to be inaccurate because the receipt and timing of this revenue often depends on subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders and delivery orders, many of which are beyond our control. In addition, we may never receive revenue from some of the engagements that are included in our backlog, and this risk is greater with respect to unfunded backlog and backlog related to IDIQ contracts. Further, the actual recognition of revenue on engagements included in backlog may never occur or the amount or timing of such revenue may change because client priorities could change, a program or project schedule could change, the program or project could be canceled, the government agency or other client could elect not to exercise renewal options under a contract or could select other contractors to perform services, or a contract could be reduced, modified, or terminated. Although we adjust our backlog periodically to reflect modifications to or renewals of existing contracts, awards of new contracts, or approvals of expenditures, if we fail to realize revenue corresponding to our backlog, our revenue and operating results could be materially adversely affected.

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

Growing through acquisitions is a key element of our business strategy, and we are constantly reviewing acquisition opportunities. These activities may be costly and divert the attention of management from existing operations and initiatives.

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

When we complete acquisitions, it may be difficult and costly to integrate the acquired businesses due to differences in the locations of personnel and facilities, differences in corporate cultures, disparate business models, or other reasons. If we are unable to integrate companies we acquire successfully, our revenue and operating results could suffer. In addition, we may not be successful in achieving the anticipated cost efficiencies and synergies from these acquisitions, which could include offering our services to existing clients of acquired companies or offering the services of acquired companies to our existing clients to increase our revenue and profit. In addition, our costs for managerial, operational, financial, and administrative systems may increase and be higher than anticipated. We may also experience attrition, including key employees of acquired and existing businesses, during and following integration of an acquired business into our Company. Any attrition or loss of business could adversely affect our future revenue and operating results and prevent us from achieving the anticipated benefits of the acquisition. Finally, acquisitions of businesses or other material operations may require additional debt or equity financing or both, resulting in additional leverage or dilution of ownership, or both.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in business conditions could cause these assets to become impaired, requiring substantial write-downs that would adversely affect our operating results.

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of December 31, 2010, goodwill and purchased intangibles accounted for approximately $323.5 million and $26.1 million, or approximately 56.9% and 4.6%, respectively, of our total assets. Under U.S. generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. Although we have to date determined that such assets have not been impaired, future events or changes in circumstances that result in an impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

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

The Road Home contract provided us with significant opportunities, but also created substantial risks. A number of these risks continued beyond the term of the contract. We have a number of lawsuits pending and other claims have been made against us in connection with The Road Home contract. New lawsuits may be filed and new claims may be made against us including, but not limited to, claims by homeowners, rental housing owners, and others who are dissatisfied with the amount of money they have received from, or their treatment under, The Road Home program. We have defended such actions vigorously and plan to continue to do so, but we have not prevailed in every case and may not prevail in future cases. Although the contract provides that, with several exceptions, we are allowed to charge as an expense under the contract reasonable costs and fees incurred in defending and paying claims brought by third parties arising out of our performance, there can be no assurance that our costs and fees will be reimbursed. The State of Louisiana has not reimbursed us for most of such costs or fees and has not reimbursed any such costs or fees since 2008.

In addition, The Road Home contract has been, and we expect it to continue to be, audited, investigated, reviewed, and monitored frequently by federal and state authorities and their representatives. These activities consume significant management time and effort; further, the contract provides that we are subject to audits for more than five years after the expiration of the contract. Findings from any audit, investigation, review, monitoring, or similar activity could subject us to civil and criminal penalties and administrative sanctions from state or federal authorities, which could substantially adversely affect our reputation, our revenue, our operating results, and the value of our stock.

We face intense competition from many firms that have greater resources than we do, as well as from smaller firms that have narrower service offerings and serve niche markets. This competition could result in price reductions, reduced profitability, and loss of market share.

We operate in highly competitive markets and generally encounter intense competition to win contracts, task orders, and delivery orders. If we are unable to compete successfully for new business, our revenue and operating margins may decline. Many of our competitors are larger and have greater financial, technical, marketing, and public relations resources, larger client bases, and greater brand or name recognition than we do. We also have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Our competitors may be able to compete more effectively for contracts and offer lower prices to clients, causing us to lose contracts, as well as lowering our profit or even causing us to suffer losses on contracts that we do win. Some of our subcontractors are also competitors, and some of them may in the future secure positions as prime contractors, which could deprive us of work we might otherwise have won under such contracts. On contracts where we are a subcontractor, the prime contractors or our teaming partners may also deprive us of work we might otherwise have performed. Our competitors may be able to provide clients with different and greater capabilities and benefits than we can provide.

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

We derive significant revenue and profit from contracts that are awarded through a competitive bidding process. Competitive bidding imposes substantial costs and presents a number of risks, including:

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals;

•	the need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope;

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

Our clients typically determine which type of contract will be awarded to us. In the past, cost-based contracts have been the least profitable of our contract types, although the relative profitability of the three types of contracts may change in the future. To the extent that the relative profitability of these three types of contracts changes, our mix of contract types changes, our indirect rates change for any reason, or we acquire companies with a different mix of contract types or whose contract types have different levels of profitability than ours, our operating margin and operating results may suffer.

In order to determine the appropriate revenue to recognize on our contracts in each accounting period, we must use judgment relative to assessing risks, estimating contract revenue and costs, and making assumptions for schedule and technical issues. From time to time, facts develop that require us to revise our estimated total costs and revenue on a contract, which could cause us to reduce the amount of revenue or profit previously recognized. In addition, the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. As a result, our operating results could be affected by revisions to prior accounting estimates.

Our international operations pose special and unusual risks to our profitability and operating results.

We have offices in London, Moscow, New Delhi, Rio de Janeiro, Toronto, and Beijing. We also perform work in other foreign countries, some of which have a history of political instability or may expose our employees and subcontractors to physical danger, and we expect to continue to expand our international operations and offices. One element of our strategy to improve our competitiveness is to perform some of our work in countries with lower cost structures, such as India. There can be no assurance that this strategy will be successful and it could create problems for our ability to compete for U.S. federal, state, or local government contracts to the extent that the clients prefer or mandate that the work be performed in the U.S. or by U.S. citizens. In addition, expansion into new geographic regions requires considerable management and financial resources, the expenditure of which may negatively impact our results, and we may never see any return on our investment.

Our operations are subject to risks associated with operating in, and selling to and in, foreign countries, including, but not limited to:

•	compliance with the laws, regulations, policies, legal standards, and enforcement mechanisms of the United States and the other countries in which we operate, which are sometimes inconsistent;

•	currency fluctuations and devaluations and limitations on the conversion of foreign currencies into U.S. dollars;

•	restrictions on the ability to repatriate profits to the United States or otherwise move funds;

•	potential personal injury to personnel who may be exposed to military conflicts and other hostile situations in foreign countries, including, but not limited to, Afghanistan and Iraq;

•	expropriation and nationalization of our assets or those of our subcontractors, and other inabilities to protect our property rights; and/or

•	difficulties in managing and staffing foreign operations, dealing with differing local business cultures and practices, and collecting accounts receivable.

Any or all of these factors could, directly or indirectly, adversely affect our international and domestic operations and our overall revenue, profit, and operating results.

If we fail to meet client expectations or otherwise fail to perform our contracts properly, the value of our stock could decrease.

We could lose revenue, profit, and clients, and be exposed to liability if we have disagreements with our clients or fail to meet their expectations. We create, implement, and maintain solutions that are often critical to our clients’ operations, and the needs of our clients are rapidly changing. Perceived poor performance on even a single contract could lead to substantial liability and could impair our ability to secure new work and hire and retain qualified staff. For example, a failure by one or more of our subcontractors to perform satisfactorily the agreed-upon services on a timely basis may compromise our ability to perform our obligations as a prime contractor, which could, among other things, cause us to lose future contracts, suffer negative publicity, or otherwise incur liability for performance deficiencies we did not create. Such outcomes could, in turn, have a material adverse effect upon our operations, financial performance, and the value of our stock.

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

Our government contracts generally require us to indemnify our clients for liability resulting from our professional acts, errors, and omissions. When entering into contracts with commercial clients, we attempt, where feasible and appropriate, to negotiate indemnification protection from our clients, as well as monetary limitation of liability for our professional acts, errors, and omissions, but it is not always possible to do so. In addition, we cannot be sure that these contractual provisions will protect us from liability for damages if action is taken against us. Claims against us, both under our client contracts and otherwise, have arisen in the past, exist currently, and will arise in the future. These claims include actions by employees, clients, and others. Our insurance coverage may not be sufficient to cover all the claims against us, insurance may not continue to be available on commercially reasonable terms in sufficient amounts to cover such claims, or at all, and our insurers may disclaim coverage as to any or all such claims and otherwise may be unwilling or unable to cover such claims. The successful assertion of any claim or combination of claims against us could seriously harm our business. Even if not successful, such claims could result in significant legal and other costs, harm our reputation, and be a distraction to management.

We depend on our intellectual property and our failure to protect it could enable competitors to market services and products with similar features, which may reduce demand for our services and products.

Our success depends in part upon our internally developed technology and models, proprietary processes, and other intellectual property that we utilize to provide our services and incorporate in our products. If we fail to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Federal clients typically retain a perpetual, world-wide, royalty-free right to use the intellectual property we develop for them in a manner defined within the federal regulations, including providing it to other federal agencies or departments, as well as to our competitors in connection with their performance of federal contracts. When necessary, we seek authorization to use intellectual property developed for the federal government or to secure export authorization. Federal clients may grant us the right to commercialize software developed with federal funding, but they are not required to do so. If we were to use intellectual property improperly, that was even partially funded by the federal government, the government could seek damages and royalties from us, sanction us, and prevent us from working on future federal contracts. Actions could also be taken against us if we improperly use intellectual property belonging to others besides the federal government.

RISKS RELATED TO OUR CAPITAL STRUCTURE

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

Our charter documents contain the following provisions that could have an anti-takeover effect:

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

•	a substantial portion of our cash flow from operations could be dedicated to the payment of the principal and interest on our debt;

•	our vulnerability to economic downturns and rises in interest rates will be increased;

•	our flexibility in planning for and reacting to changes in our business and the marketplace may be limited;

•	we may be placed at a competitive disadvantage relative to other firms;

•	in order to comply with the terms of our financing agreements, we may take actions that are based on short-term rather than long-term results; and

•	we may be unable to comply with the terms of our financing agreements, which could result in a default under these agreements.

Servicing our debt in the future may require a significant amount of cash. Our ability to repay or refinance our debt depends on, among other things, our successful financial and operating performance and the interest rates on our debt. Our financial and operating performance and the interest rates we pay in turn depend on a number of factors, many of which are beyond our control.

Our continued success depends in part on our ability to comply with the terms of our financing agreements and raise capital on commercially reasonable terms when, and in the amounts, needed. If additional financing is required, including refinancing existing debt, there can be no assurances that we will be able to obtain such additional financing on terms acceptable to us and at the times required, if at all. In that case, we may be required to raise additional equity by issuing additional stock, alter our business plan materially, curtail all or part of our business expansion plans, sell part or all of our business or other assets, or be subject to actions such as bankruptcy or other financial restructuring in the event of default. Any of these results could have a significant adverse effect on the value of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our offices and do not own any real estate. As of December 31, 2010, we leased approximately 280,000 square feet of office space at our corporate headquarters at 9300 Lee Highway, Fairfax, Virginia (in the metropolitan Washington, D.C. area) and an adjoining building through December 2022 (the “Fairfax Offices”). The Fairfax Offices house a portion of our operations and almost all of our corporate functions, including executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts.

As of December 31, 2010, we have also leased approximately 650,000 square feet of office space in more than 50 other office locations throughout the United States and around the world, with various lease terms expiring over the next 10 years. As of December 31, 2010, approximately 20,000 square feet of the space we leased was subleased to other parties. We believe that our current office space, together with the office space to be assumed over the next four years under the current Fairfax Offices lease and other office space we expect to be able to lease, will meet our needs for the next several years.

Lastly, a portion of our operations staff is housed at client-provided facilities, pursuant to the terms of a number of our client contracts.

ITEM 3.	LEGAL PROCEEDINGS

We are involved in numerous legal matters and proceedings arising in the ordinary course of business. While these matters and proceedings cause us to incur costs, including, but not limited to, attorneys’ fees, we currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations, or cash flows.

ITEM 4.	REMOVED AND RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on The NASDAQ Global Select Market under the symbol “ICFI.” The high and low sales prices of our common stock for each quarter for the two years 2010 and 2009 are as follows:

	Sales Price Per Share (in dollars)
	High	Low
2010 Fourth Quarter	$28.13	$23.39
2010 Third Quarter	$25.34	$20.86
2010 Second Quarter	$25.98	$20.90
2010 First Quarter	$27.23	$22.02
2009 Fourth Quarter	$30.94	$23.74
2009 Third Quarter	$31.06	$24.01
2009 Second Quarter	$28.75	$22.57
2009 First Quarter	$25.94	$21.14

Holders

As of March 1, 2011, there were 55 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

Dividends

We have neither declared nor paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business. Therefore, we do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from September 28, 2006 (the first day of trading in our common stock), through December 31, 2010, with the cumulative total return on (i) the NASDAQ Composite, (ii) the Russell 2000 stock index, (iii) our previous peer group, which we used for our Annual Report on Form 10-K for the year 2009, composed of other governmental and commercial service providers: CACI International Inc; CRA International, Inc.; Dynamics Research Corporation; FTI Consulting, Inc.; Huron Consulting Group Inc.; ManTech International Corporation; Navigant Consulting, Inc.; NCI, Inc.; SAIC, Inc.; and SRA International, Inc. (the “old peer group”) and (iv) a new peer group composed of other governmental and commercial service providers: CACI International Inc; CRA International, Inc.; Dynamics Research Corporation; FTI Consulting, Inc.; Huron Consulting Group Inc.; ManTech International Corporation; Maximus, Inc.; Navigant Consulting, Inc.; NCI, Inc.; SAIC, Inc.; and SRA International, Inc. (the “new peer group”). In 2010 Stanley, Inc. was acquired, and has therefore been removed from the old peer group. We selected the new peer group, which includes Maximus, Inc., because it reflects the companies to which we believe we are comparable. The comparison below assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 51 MONTH CUMULATIVE TOTAL RETURN*

Among ICF International, Inc. the NASDAQ Composite Index,

the Russell 2000 Index, an Old Peer Group and a New Peer Group

*	$100 invested on 9/28/06 in stock or 8/31/06 in index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31, 2006	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010
ICF International, Inc.	$118.53	$206.20	$200.57	$218.78	$209.96
NASDAQ Composite	111.61	124.53	73.69	107.00	125.79
Russell 2000 Index	109.81	108.09	71.57	91.02	115.46
Old Peer Group	102.97	123.34	106.66	100.66	87.75
New Peer Group	104.02	125.11	108.56	105.09	94.21

Recent Sales of Unregistered Securities

During the three months ended December 31, 2010, we issued the following securities that were not registered under the Securities Act of 1933, as amended (“Securities Act”). No underwriters were involved in the following issuances of securities.

(a) Issuances of Common Stock:

On October 1, 2010, we issued an aggregate 819 shares of unregistered common stock to two of our directors in lieu of cash for director fee compensation, with an aggregate value of $20,960.

Each of these issuances was made in reliance upon the exemption from the registration provisions of the Securities Act, set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering and the rules and regulations thereunder. The recipients of securities in each case acquired the securities for investment only and not with a view to the distribution thereof. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business, or other relationships, to information about us.

(b) Stock Option Grants/Exercises and Grants of Restricted Stock:

On November 9, 2010, we issued an aggregate 4,746 shares of restricted common stock to seven directors with an aggregate value of $125,864.

Each of these issuances was made in reliance upon the exemption from the registration provisions of the Securities Act, set forth in Rule 701 promulgated under the Securities Act, as the transactions were effected under compensatory benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of these securities were our directors and received the securities under the ICF International, Inc. 2010 Omnibus Incentive Plan, and no consideration other than the continued service by the director recipients was received by us in connection with any of these issuances of securities. Each of the recipients of securities in these transactions had adequate access, through employment, business, or other relationships, to information about us.

Purchases of Equity Securities by Issuer

During the three months ended December 31, 2010, the Company purchased an aggregate of 38,544 shares of common stock for a total of $1,012,630 in exchange for the payment of: (1) withholding taxes due upon the vesting of restricted stock and the exercise of stock options; and (2) the exercise price of stock options that were exercised. The weighted average fair value of the common stock purchased was $26.27 per share.

The following table summarizes stock repurchases for the three months ended December 31, 2010:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	—	$—	None	None
November 1 – November 30	32,101	26.45	None	None
December 1 – December 31	6,443	25.41	None	None

Total	38,544	$26.27	None	None

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from our audited financial statements, and other Company information for each of the five years presented. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements. The selected financial data reflect our performance of The Road Home contract from June 2006 through its completion in June 2009. At the client’s request, our performance was accelerated during the first half of the contract term. For further information regarding The Road Home contract, see “Risk Factors—Risks Related to our Business—Ongoing and possible post-contract litigation, disputes, audits, reviews and investigations in connection with the completed Road Home contract expose us to many different types of liability, may divert management attention, and could increase our costs.” The selected financial data include non-cash compensation recognized related to stock options and awards. The data also reflect our acquisitions of APCG and EEA in January 2007, Z-Tech in June 2007, SH&E in December 2007, Jones & Stokes in February 2008, Macro in March 2009, and JASI in December 2009.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts)
Statement of Earnings Data:
Gross Revenue	$764,734	$674,399	$697,426	$727,120	$331,279
Direct costs	476,187	411,334	460,002	532,153	217,747
Operating costs and expenses:
Indirect and selling expenses	218,533	203,428	170,360	118,128	87,056	(1)
Depreciation and amortization	10,775	9,416	5,407	2,432	2,054
Amortization of intangible assets	12,326	11,137	8,683	3,884	1,482

Operating Income	46,913	39,084	52,974	70,523	22,940
Interest expense	(3,403)	(5,107)	(4,082)	(1,944)	(3,509)
Other income	172	1,005	581	519	646

Income before income taxes	43,682	34,982	49,473	69,098	20,077
Income tax expense	16,511	12,626	20,750	28,542	8,210

Net income	$27,171	$22,356	$28,723	$40,556	$11,867

Earnings per share:
Basic	$1.40	$1.45	$1.96	$2.87	$1.15
Diluted	$1.38	$1.40	$1.88	$2.72	$1.10
Weighted-average shares:
Basic	19,375	15,433	14,641	14,152	10,321
Diluted	19,626	15,914	15,270	14,896	10,796

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Unaudited)
	(In thousands)
Other Operating Data:
EBITDA(2)	$70,014	$59,637	$67,064	$76,839	$26,476
Non-cash compensation charge included in EBITDA	7,533	7,192	6,473	3,680	1,069
Initial lease abandonment charge included in EBITDA	—	—	—	—	4,309	(1)
Non-recurring bonus charge related to IPO included in EBITDA	—	—	—	—	2,700	(1)

	2010	2009	2008	2007	2006
	(In thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$3,301	$2,353	$1,536	$2,733	$2,997
Net working capital	77,688	88,364	63,925	37,470	22,351
Total assets	572,819	582,227	401,017	393,025	215,827
Long-term debt	85,000	145,000	80,000	47,079	—
Total stockholders’ equity	352,733	317,560	202,917	164,791	113,947

(1)

Indirect and selling expenses for the year ended December 31, 2006, included a second quarter pre-tax charge of approximately $4.3 million resulting from the abandonment of our San Francisco, California leased facility and the abandonment of a portion of our Lexington, Massachusetts leased facility, and an approximately $2.7 million bonus payment related to the IPO of our common stock.

(2)

EBITDA, a measure used by us to evaluate performance, is earnings before interest, tax, and depreciation and amortization. We believe EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in evaluating companies in our industry. EBITDA is not a recognized term under generally accepted accounting principles and does not purport to be an alternative to net income as a measure of operating performance, or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures used by other companies. EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments, capital expenditures, and debt service. Our credit agreement includes covenants based on EBITDA, subject to certain adjustments. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” A reconciliation of net income to EBITDA follows:

	Year ended December 31,
	2010	2009	2008	2007	2006
	(In thousands)
Net income	$27,171	$22,356	$28,723	$40,556	$11,867
Other (income)	(172)	(1,005)	(581)	(519)	(646)
Interest expense	3,403	5,107	4,082	1,944	3,509
Income tax expense	16,511	12,626	20,750	28,542	8,210
Depreciation and amortization	23,101	20,553	14,090	6,316	3,536
EBITDA	$70,014	$59,637	$67,064	$76,839	$26,476

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We provide management, technology, and policy consulting and implementation services to government, commercial, and international clients. We help our clients conceive, develop, implement, and improve solutions that address complex economic, social, and national security issues. Our services primarily address three key markets: energy, environment, and transportation; health, education, and social programs; and homeland security and defense. We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues in these market areas due to heightened concerns regarding the need for cleaner and new sources of energy, health concerns about areas such as substance abuse, obesity, and aging populations, and geopolitical changes that drive ever-present homeland security threats.

Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject-matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including HHS, DoD, DOS, EPA, DHS, USDA, HUD, Department of Transportation (“DOT”), Department of Interior (“DOI”), DOJ, DOE, and Department of Education (“ED”). U.S. federal government clients generated approximately 71%, 60%, and 36% of our revenue in 2010, 2009, and 2008, respectively. State and local government clients generated approximately 10%, 19%, and 47% of our revenue in 2010, 2009, and 2008, respectively. The Road Home contract with the State of Louisiana, which accounted for the majority of our state and local revenue for its three-year duration, ended as scheduled on June 11, 2009. We also serve domestic commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms. Our domestic commercial and international clients, including government clients outside the United States, generated approximately 19%, 21%, and 17% of our revenue in 2010, 2009, and 2008, respectively. We have successfully worked with many of our clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

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

CRITICAL ACCOUNTING ESTIMATES

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

From time to time, we may proceed with work based on client written direction prior to the completion and signing of formal contract documents. Revenue associated with such work is recognized only when it can reliably be estimated and realization is probable. We base our estimates on a variety of factors, including previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract.

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

We have elected to perform the annual goodwill impairment review during the fourth quarter, as of September 30 of each year. For purposes of performing this test, we have concluded that we are only one business segment/reporting unit. We estimate fair value of our one reporting unit using a market based approach. In 2010, we elected to carry-forward our detailed determination of fair value from the 2009 goodwill impairment test conducted as of September 30, 2009. We believe this is appropriate as our assets and liabilities have not changed significantly from September 30, 2009, the fair value determination performed in 2009 exceeded our carrying value by a substantial margin, and the likelihood that a current fair value determination would be less than our carrying value would be remote. Based upon management’s most recent review, we determined that no goodwill impairment charge was required for 2010. Historically, we have not recorded goodwill impairment charges.

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

REVENUE

We earn revenue from services that we provide to clients in three key markets:

•	energy, environment, and transportation;

•	health, education, and social programs; and

•	homeland security and defense.

The following table shows the approximate percentage of our revenue from each of our three markets for the periods indicated. Although we have changed the names of our key markets in 2010, the scope of each market is the same as prior years, and the revenue for prior years for each market is therefore unchanged. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market.

	Year ended December 31,
	2010	2009	2008
Energy, environment, and transportation	40%	42%	35%
Health, education, and social programs	46%	44%	53%
Homeland security and defense	14%	14%	12%

Total	100%	100%	100%

In 2009, the proportion of revenue from health, education, and social programs decreased compared to 2008, primarily due to the decrease of activity associated with The Road Home contract, partially offset by an increase in revenues from the Macro acquisition. In addition, in 2009, the proportion of revenue from energy, environment, and transportation increased compared to 2008, primarily due to increased work performed in the energy efficiency area.

Our primary clients are the agencies and departments of the U.S. federal government. The following table shows the approximate percentage of our revenue for each type of client for the periods indicated.

	Year ended December 31,
	2010	2009	2008
U.S. federal government	71%	60%	36%
U.S. state and local government	10%	19%	47%
Domestic commercial	14%	16%	12%
International	5%	5%	5%

Total	100%	100%	100%

Revenue generated from U.S. federal contracts increased each year from 2008 to 2010, and revenue generated from our state and local government clients decreased each year from 2008 to 2010, primarily due to increased revenue associated with the acquisition of Macro, and a reduction in revenue resulting from the completion of The Road Home contract with the State of Louisiana.

Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us strong client relationships. In 2010, 2009, and 2008, approximately 85%, 85%, and 90%, of our revenue, respectively, was from prime contracts.

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

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Year ended December 31,
	2010	2009	2008
Time-and-materials	49%	51%	67%
Fixed-price	28%	29%	22%
Cost-based	23%	20%	11%

Total	100%	100%	100%

The changes in percentages from 2008 to 2009 were primarily due to the reduction in revenue from The Road Home contract and the acquisition of Macro in 2009 (approximately one-half of its work is cost-based).

Time-and-materials contracts. Under time-and-materials contracts, we are paid for labor at fixed hourly rates and generally reimbursed separately for allowable materials, other direct costs, and out-of-pocket expenses. Our actual labor costs may vary from the expected costs that formed the basis for our negotiated hourly rates if we utilize different employees than anticipated, need to hire additional employees at higher wages, increase the compensation paid to existing employees, or are able to hire employees at lower-than-expected rates. Our non-labor costs, such as fringe benefits, overhead, and general and administrative costs, also may be higher or lower than we anticipated. To the extent that our actual labor and non-labor costs under a time-and-materials contract vary significantly from our expected costs or the negotiated hourly rates, we can generate more or less than the targeted amount of profit or, perhaps incur a loss.

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

Indirect and selling expenses

Indirect and selling expenses include our management, facilities, and infrastructure costs for all employees, as well as salaries and wages, plus associated fringe benefits, not directly related to client engagements. Among the functions covered by these expenses are marketing, business and corporate development, bids and proposals, facilities, information technology and systems, contracts administration, accounting, treasury, human resources, legal, corporate governance, and executive and senior management. We include all of our cash incentive compensation in this item, as well as all our non-cash compensation, such as stock-based compensation provided to employees, whose compensation and other benefit costs are included in both direct costs and indirect and selling expenses.

Stock Incentive Plans and non-cash compensation

On June 4, 2010, our stockholders ratified the ICF International, Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), which was adopted by us on March 8, 2010. The Omnibus Plan replaced the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), which we had used for equity and incentive awards since becoming a publicly traded company in 2006. The Omnibus Plan provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors. The Omnibus

Plan allowed for us to grant an additional 1.8 million shares in addition to the remaining shares from the 2006 Plan, for a total of approximately 2.7 million shares. Shares awarded that are not stock options or stock appreciation rights are counted as 1.9 shares deducted from the Omnibus Plan for every one share delivered under those awards. Shares awarded that are stock options or stock appreciation rights are counted as a single share deducted from the Omnibus Plan for every one share delivered under those awards.

We recognized stock-based compensation expense of $7.5 million, $7.2 million and $6.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

Depreciation and amortization

Depreciation and amortization includes depreciation of computers, furniture, and other equipment; the amortization of the costs of software we use internally; leasehold improvements; and amortization of other intangible assets arising from acquisitions.

INCOME TAX EXPENSE

Our effective tax rate of approximately 37.8% including state and foreign taxes net of federal benefit for the year ended December 31, 2010, was lower than the statutory tax rate for the year primarily due to one-time downward permanent adjustments, the release of certain unrecognized tax benefits, the generation of foreign tax credits, and the approval of certain state tax credits, partially offset by permanent differences related to expenses not deductible for tax purposes.

ACQUISITIONS

A key element of our growth strategy is to pursue acquisitions. In 2008, we acquired Jones & Stokes, and, in 2009, we acquired Macro and JASI. We did not close any acquisitions in 2010; however, we completed the acquisition of Marbek in January 2011. See “Note O—Subsequent Events” of our “Notes to Consolidated Financial Statements” appearing in this Annual Report on Form 10-K for additional information.

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

Macro. Effective March 31, 2009, we acquired all of the outstanding common shares of Macro. Macro provides research and evaluation, management consulting, marketing communications, and information services to key agencies and departments of the federal government. Macro is recognized for its expertise in research, evaluation, consulting, and implementation services, particularly in federal health programs, covering a wide range of health issues in the U.S. and internationally. In addition to its health-related expertise, Macro has strong credentials in housing, labor, and veterans affairs issues. We undertook the acquisition to expand our health-related and large project implementation capabilities across key federal markets, to add service offerings and clients in one of our largest markets, and to provide significant growth potential and cross-selling opportunities.

The aggregate purchase price of approximately $157.6 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by our revolving credit facility. We engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $129.5 million. We have allocated approximately $104.1 million to goodwill and $25.4 million to other intangible assets. The intangible assets consist of approximately $24.6 million of customer-related intangibles that are being amortized over seven years, and $0.8 million of marketing-related intangibles that were amortized over nine months. Macro was purchased under the election provisions of Internal Revenue Code Section 338(h)(10), and, therefore, goodwill and the amortization of intangibles are deductible for tax purposes over a fifteen-year period and will generate deferred taxes. The results of operations for Macro have been included in our statement of earnings for periods beginning after March 31, 2009. See “Note E—Goodwill and Other Intangible Assets” of our “Notes to Consolidated Financial Statements” appearing in this Annual Report on Form 10-K for a more detailed discussion of this acquisition.

JASI. Effective December 10, 2009, we acquired all of the outstanding common stock of JASI, an information technology firm specializing in providing cybersecurity and identity management services to U.S. federal civilian and defense agencies. With the acquisition, we are able to offer an expanded range of advisory and implementation solutions across our federal and energy industry client base to assist in mitigating emerging cybersecurity threats and vulnerabilities.

The aggregate purchase price of approximately $32.2 million in cash, including a working capital adjustment required by the stock purchase agreement, was funded by our revolving credit facility. We engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $29.0 million. We allocated approximately $21.6 million to goodwill and $7.4 million to other intangible assets. The intangible assets consist of approximately $7.0 million of customer-related intangibles that are being amortized over seven years and $0.4 million of marketing-related intangibles that are being amortized over two years. JASI was purchased under the election provisions of Internal Revenue Code Section 338(h)(10) and, therefore, goodwill and the amortization of intangibles are deductible for tax purposes over a fifteen-year period and will generate deferred taxes. The results of operations for JASI have been included in our statement of earnings since December 10, 2009. See “Note E—Goodwill and Other Intangible Assets” of our “Notes to Consolidated Financial Statements” appearing in this Annual Report on Form 10-K for a more detailed discussion of this acquisition.

Our acquisitions to date have all involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. Increased levels of finite-lived intangible assets will increase our amortization charges. At December 31, 2010, goodwill accounted for approximately 57% of our total assets, and purchased intangibles accounted for approximately 5% of our total assets. We test our goodwill for impairment at least annually, and if we conclude that it is impaired, we will be required to write down its carrying value on our balance sheet and record an impairment charge in our statement of earnings.

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

FLUCTUATION OF QUARTERLY RESULTS AND CASH FLOW

Our results of operations and cash flow may vary significantly from quarter to quarter depending on a number of factors, including, but not limited to:

•	progress of contract performance;

•	number of billable days in a quarter;

•	timing of client orders;

•	timing of award fee notices;

•	changes in the scope of contracts;

•	variations in purchasing patterns under our contracts;

•	federal and state government and other clients’ spending levels;

•	timing of billings to, and payments by, clients;

•	timing of receipt of invoices from, and payments to, employees and vendors;

•	commencement, completion, and termination of contracts;

•	strategic decisions we make, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, and changes in business strategy;

•	timing of significant costs and investments (such as bid and proposal costs and the costs involved in planning or making acquisitions);

•	our contract mix and use of subcontractors;

•	additions to and departures of staff;

•	changes in staff utilization;

•	vacation and sick days taken by our employees;

•	level and cost of our debt;

•	changes in accounting principles and policies; and/or

•	general market and economic conditions.

Because a significant portion of our expenses, such as personnel, facilities, and related costs, are fixed in the short term, contract performance and variation in the volume of activity, as well as in the number and volume of contracts commenced or completed during any quarter, may cause significant variations in operating results from quarter to quarter.

EFFECT OF APPROVAL OF FEDERAL BUDGET

The federal government’s fiscal year ends on September 30 of each year. If a federal budget for the next fiscal year has not been approved by that date, some of our clients may have to suspend engagements on which we are working or may delay new engagements until a budget has been approved. Any such suspension or delay may reduce our revenue in the quarter ending September 30 (our third quarter) or the subsequent quarter. The federal government’s fiscal year end can also trigger increased contracting activity, which could affect our third or fourth quarter revenue, profit, and cash flow. In addition, it is possible that Congress could enact a continuing resolution or, in the alternative, fail to approve a budget or a continuing resolution in a timely manner, resulting in a government “shut down.” A continuing resolution could delay or reduce our revenue, profit, or cash flow, while a government “shut down” will more immediately and substantially reduce our revenue, profit, and cash flow.

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

Consolidated Statement of Earnings

Years Ended December 31, 2010, 2009, and 2008

(dollars in thousands)

	Year Ended December 31,						Year to Year Change
	2010	2009	2008	2010	2009	2008	2009 to 2010		2008 to 2009
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
	(In Thousands)						(In Thousands)		(In Thousands)
Gross Revenue	$764,734	$674,399	$697,426	100.0%	100.0%	100.0%	$90,335	13.4%	$(23,027)	(3.3)%
Direct Costs	476,187	411,334	460,002	62.3%	61.0%	66.0%	64,853	15.8%	(48,668)	(10.6)%
Operating Costs and Expenses
Indirect and selling expenses	218,533	203,428	170,360	28.6%	30.2%	24.4%	15,105	7.4%	33,068	19.4%
Depreciation and amortization	10,775	9,416	5,407	1.4%	1.4%	0.8%	1,359	14.4%	4,009	74.1%
Amortization of intangible assets	12,326	11,137	8,683	1.6%	1.7%	1.2%	1,189	10.7%	2,454	28.3%

Total Operating Costs and expenses	241,634	223,981	184,450	31.6%	33.3%	26.4%	17,653	7.9%	39,531	21.4%

Operating Income	46,913	39,084	52,974	6.1%	5.8%	7.6%	7,829	20.0%	(13,890)	(26.2)%
Other (Expense) Income
Interest expense	(3,403)	(5,107)	(4,082)	(0.4)%	(0.7)%	(0.6)%	1,704	33.4%	(1,025)	25.1%
Other	172	1,005	581	—	0.1%	0.1%	(833)	(82.9)%	424	73.0%

Income Before Income Taxes	43,682	34,982	49,473	5.7%	5.2%	7.1%	8,700	24.9%	(14,491)	(29.3)%
Provision for Income Taxes	16,511	12,626	20,750	2.2%	1.9%	3.0%	3,885	30.8%	(8,124)	(39.2)%

Net Income	$27,171	$22,356	$28,723	3.6%	3.3%	4.1%	$4,815	21.5%	$(6,367)	(22.2)%

Year ended December 31, 2010, compared to year ended December 31, 2009

Gross Revenue. Revenue for the year ended December 31, 2010, was $764.7 million, compared to $674.4 million for the year ended December 31, 2009, representing an increase of $90.3 million, or 13.4%. The increase was primarily due to growth in contracts of $89.2 million, and revenue associated with the operations of Macro, acquired March 31, 2009, whose revenue is included in the twelve months ended December 31, 2010, but is not included in the first three months of 2009, and the operations of JASI, acquired in December 2009, whose revenue is included in the twelve months ended December 31, 2010, but is only included in December of 2009, partially offset by a reduction in revenue of $60.4 million associated with the conclusion of The Road Home contract in June 2009.

Direct costs. Direct costs for the year ended December 31, 2010, were $476.2 million, compared to $411.3 million for the year ended December 31, 2009, an increase of $64.9 million or 15.8%. The increase in direct costs was primarily due to costs associated with a growth in contracts, the operations of Macro, acquired March 31, 2009, whose results are included in the twelve months ended December 31, 2010, but are not included in the first three months of 2009, and the operations of JASI, acquired in December 2009, whose results are included in the twelve months ended December 31, 2010, but are only included in December of 2009, partially offset by the effect of the conclusion of The Road Home contract in June 2009.

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2010, were $218.5 million, or 28.6% of revenue, compared to $203.4 million, or 30.2% of revenue for the year ended December 31, 2009. The decrease in indirect and selling expenses as a percentage of revenue was due principally to increased contract revenue, partially offset by an increase in indirect and selling expenses of 7.4%, for the year ended December 31, 2010, compared to the year ended December 31, 2009. The increase in indirect and selling expenses of $15.1 million is primarily attributable to costs associated with a growth in contracts and the operations of JASI, acquired in December 2009, and the operations of Macro, acquired March 31, 2009, whose results are included in the twelve months ended December 31, 2010, but are partially included in the twelve months ended December 31, 2009.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2010, was $10.8 million, compared to $9.4 million for the year ended December 31, 2009. The 14.4% increase in depreciation and amortization resulted primarily from depreciation related to assets from recently acquired businesses and new assets placed into service in 2010.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2010, was $12.3 million, compared to $11.1 million for the year ended December 31, 2009. The 10.7% increase in amortization expense was primarily due to the amortization of intangibles related to acquisitions we completed in 2009, partially offset by a decrease in amortization expense related to earlier acquisitions.

Operating Income. For the year ended December 31, 2010, operating income was $46.9 million, compared to $39.1 million for the year ended December 31, 2009, an increase of $7.8 million or 20%. Operating income increased primarily due to increased contract revenue, partially offset by an increase in operating costs and expenses of 7.9% for the year ended December 31, 2010, compared to the year ended December 31, 2009.

Interest expense. For the year ended December 31, 2010, interest expense was $3.4 million, compared to $5.1 million for the year ended December 31, 2009. The decrease was due primarily to a lower average debt balance in 2010 as compared to the average debt balance in 2009.

Other income. For the year ended December 31, 2010, other income was $0.2 million, compared to $1.0 million for the year ended December 31, 2009. The activity in other income for the year ended December 31, 2009, was primarily attributable to funds received from indemnity claims related to prior acquisitions.

Provision for income taxes. Our income tax rate for the year ended December 31, 2010 was 37.8% compared to 36.1% for the year ended December 31, 2009. The increase was predominately related to a greater release of certain unrecognized tax benefits and greater one-time prior year adjustments in 2009, partially offset by a reduction of the permanent differences related to expenses not deductible for tax purposes and an increase in state tax credits during 2010.

Year ended December 31, 2009, compared to year ended December 31, 2008

Gross Revenue. Revenue for the year ended December 31, 2009, was $674.4 million, compared to $697.4 million for the year ended December 31, 2008, representing a decrease of $23.0 million, or 3.3%. The decrease was primarily due to a reduction in revenue of $204.4 million associated with the declining activities and the conclusion of The Road Home contract in June 2009. The decrease in revenue on The Road Home contract was partially offset by: (1) revenue associated with newly acquired Macro and JASI; (2) growth in other contracts of $62.4 million; and (3) revenue associated with the operations of Jones & Stokes that was acquired in February 2008, whose results are included in operating results for the entire twelve months ended December 31, 2009, but only partially included in the operating results for the year ended December 31, 2008.

Direct costs. Direct costs for the year ended December 31, 2009, were $411.3 million, or 61.0% of revenue, compared to $460.0 million, or 66.0% of revenue, for the year ended December 31, 2008. The decrease was primarily due to the declining activities and conclusion of The Road Home contract in June 2009. The decrease was partially offset by: (1) direct costs associated with the operations of Macro and JASI, both acquired in 2009; (2) an increase in direct costs associated with growth in other contracts; and (3) direct costs associated with the operations of Jones & Stokes, whose results are included in operating results for the entire twelve months ended December 31, 2009, but only partially included in the operating results for the year ended December 31, 2008. The decrease in direct costs as a percentage of revenue was primarily attributable to the decreased work on The Road Home contract, which consisted of relatively more work performed by subcontractors, and increased revenue from Macro and other contracts, which had a relatively lower direct cost component.

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2009, were $203.4 million, or 30.2% of revenue, compared to $170.4 million, or 24.4% of revenue for the year ended December 31, 2008. The increase in indirect and selling expenses was due principally to: (1) indirect costs associated with the operations of Macro, acquired in 2009; (2) indirect costs associated with the operations of Jones & Stokes, whose results are included in operating results for the entire twelve months ended December 31, 2009, but only partially included in the operating results for the year ended December 31, 2008; (3) $1.4 million of expenses associated with the acquisitions of Macro and JASI; and (4) an increase of $0.7 million of expenses associated with non-cash compensation. The increase in indirect costs as a percentage of revenue for the year ended December 31, 2009, was primarily attributable to a change in contract mix. The decrease in the activity of The Road Home contract was partially offset by growth through acquisition and organic growth, both of which have a relatively higher indirect cost component.

Depreciation and amortization. Depreciation and amortization for the year ended December 31, 2009, was $9.4 million, or 1.4% of revenue, compared to $5.4 million, or 0.8% of revenue for the year ended December 31, 2008. This 74.1% increase in depreciation and amortization resulted primarily from an increase in capital expenditures during the latter part of 2008 and depreciation related to Macro.

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

Operating income. For the year ended December 31, 2009, earnings from operations were $39.1 million, or 5.8% of revenue, compared to $53.0 million, or 7.6% of revenue, for the year ended December 31, 2008. Earnings from operations and earnings from operations as a percentage of revenue decreased primarily due to the decrease in revenue associated with the declining activities of The Road Home contract and increased depreciation and amortization expense.

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

Provision for income taxes. Our income tax rate for the year ended December 31, 2009, was approximately 36.1% compared to approximately 41.9% for the year ended December 31, 2008. The decrease was predominately related to one-time downward permanent adjustments, the release of certain unrecognized tax benefits, the generation of foreign tax credits in lieu of foreign income tax deductions, and the approval of certain state tax credits, partially offset by permanent differences related to expenses not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility. We entered into the Second Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on February 20, 2008, with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (maturing February 20, 2013) under a revolving line of credit. The Credit Facility provides for borrowings of up to $275.0 million without a borrowing base requirement and also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $75.0 million, subject to lenders’ approval. The Credit Facility has provided pre-approval by the lenders for acquisitions with individual purchase prices of up to $75.0 million, if certain conditions are met. The Credit Facility is collateralized by substantially all of our assets, and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined by the Credit Facility, require that we maintain, on a consolidated basis for each quarter, a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 and a Leverage Ratio of not more than 3.50 to 1.00. As of December 31, 2010, we were in compliance with the covenants under the Credit Facility.

On March 31, 2009, the Credit Facility was amended to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins we pay to borrow funds under the Credit Facility. We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.13% to 2.50% in 2010.

Financial Condition. There were several significant changes in our balance sheet during the year ended December 31, 2010. Total property and equipment, net, declined to $18.9 million, compared to $22.6 million as of December 31, 2009, due to greater depreciation than new capital expenditures during the year. Other intangible assets, net, decreased to $26.1 million as of December 31, 2010, from $38.5 million as of December 31, 2009, due to amortization. Current liabilities grew to $116.2 million as of December 31, 2010, from $100.3 million as of December 31, 2009, due to increases in accrued salaries and benefits and accrued expenses. Long-term debt decreased to $85.0 million on December 31, 2010, from $145.0 million on December 31, 2009, due to operating cash flow and a decrease in working capital requirements during the year. Total stockholders’ equity grew to $352.7 million at the end of 2010 from $317.6 million at the end of 2009 due to the net income of 2010 and additional paid-in capital. Days-sales-outstanding were 72 days at December 31, 2010, and 80 days at December 31, 2009, while our days-payable-outstanding were 48 days at December 31, 2010, and 46 days at December 31, 2009.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of December 31, 2010, we had $85.0 million borrowed under our revolving line of credit, outstanding letters of credit of $1.3 million, resulting in unused borrowing capacity of $188.7 million on our Credit Facility, which is available for our working capital needs and for other purposes.

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

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash was $3.3 million and $2.4 million on December 31, 2010, and December 31, 2009, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the following years.

	Year ended December 31,
	2010	2009	2008
	(In thousands)
Net cash provided by operating activities	$68,178	$48,554	$24,634
Net cash used in investing activities	(7,677)	(197,177)	(61,692)
Net cash (used in) provided by financing activities	(59,366)	149,505	36,494
Effect of exchange rate on cash	(187)	(65)	(633)

Increase (decrease) in cash	$948	$817	$(1,197)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash in each of the years 2010, 2009, and 2008 of $68.2 million, $48.6 million, and $24.6 million, respectively. Cash flows from operating activities for 2010 were positively impacted by net income, depreciation and amortization, and accrued salaries and benefits, partially offset by deferred income taxes and contract receivables. Cash flows from operating activities in 2009 were positively impacted by net income, depreciation and amortization and contract receivables, partially offset by accrued expenses and prepaid expenses and other assets. Cash flows from operating activities in 2008 were positively impacted by net income, contract receivables and depreciation and amortization, partially offset by accounts payable and accrued expenses.

Our cash flow used in investing activities consists primarily of capital expenditures and acquisitions. During the year ended 2010, we paid for purchased capital assets totaling $7.3 million. During the year ended 2009, we paid approximately $188.7 million for business acquisitions, net of cash acquired, and purchased capital assets totaling $8.1 million. During the year ended 2008, we paid approximately $51.4 million for business acquisitions, net of cash acquired, and purchased capital assets totaling approximately $9.9 million.

Our cash flow from financing activities consists primarily of debt and equity transactions. For the year ended 2010, cash flow used in financing activities was primarily due to a net pay down on our Credit Facility of

$60.0 million. For the year ended 2009, cash flow provided by financing activities included approximately $83.3 million in net proceeds from our secondary offering and $65.0 million from our Credit Facility. For the year ended 2008, cash flow provided by financing activities was primarily due to net borrowings of approximately $32.9 million from our Credit Facility.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $5.0 million that reduce the funds available under the revolving line of credit when issued. As of December 31, 2010, we had five outstanding letters of credit with a total value of $1.3 million. We have no other material off-balance sheet financing arrangements.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2010 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Rent of facilities	$186,649	$25,086	$42,666	$28,427	$90,470
Operating lease obligations	$4,797	$2,245	$2,032	$520	—
Long-term debt obligation	$85,000	—	$85,000	—	—

Total	$276,446	$27,331	$129,698	$28,947	$90,470

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our exposure to market risk includes changes in interest rates for borrowings under our Credit Facility. These borrowings accrue interest at variable rates. Based upon our borrowings under this facility in 2010, a 1% increase in interest rates would have increased interest expense by approximately $1.1 million and would have decreased our annual pre-tax cash flow by a comparable amount.

Since our IPO, we have followed an investment policy that requires that we invest excess cash in high-quality investments that preserve principal, provide liquidity, and minimize investment risk. During 2010, any excess cash was applied to repayment of outstanding borrowings incurred under our Credit Facility.

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

Evaluation of Disclosure Controls and Procedures. We carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective to provide reasonable assurance as of the end of the period covered by this report.

Management’s Annual Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report. Grant Thornton LLP, our independent registered public accounting firm, has audited the financial statements included in this report and issued an opinion on our internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm on page F-1 of this Annual Report on Form 10-K.

Change in Internal Controls. During the fourth quarter of fiscal year 2010, there were no changes in our internal control over financial reporting that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

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

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2011 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2011 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) Financial Statement Schedules

None.

(3) Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Exhibit
2.1	Stock Purchase Agreement by and among ICF Consulting Group, Inc., ICF Consulting Group Holdings, Inc., Terrence R. Colvin, Wesley C. Pickard, Donald L. Zimmerman and the other shareholders of Synergy, Inc. dated effective January 1, 2005 (Incorporated by reference to exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-134018) and amendments thereto, declared effective September 27, 2006 (the “Form S-1”)).

2.2	Stock Purchase Agreement by and among ICF Consulting Group, Inc., Caliber Associates, Inc. Employee Stock Ownership Plan and Trust, Caliber Associates, Inc., Gerald Croan and Sharon Bishop dated effective September 12, 2005 (Incorporated by reference to exhibit 10.11 to the Company’s Form S-1).

2.3	Stock Purchase Agreement dated as of June 28, 2007 by and among ICF International, Inc., ICF Consulting Group, Inc., the Sellers and Z-Tech Corporation (Incorporated by reference to exhibit 2.1 to the Company’s Form 8-K, filed July 5, 2007).

2.4	Merger Agreement dated as of November 9, 2007 by and among ICF International, Inc., ICF Consulting Group, Inc., ICF Consulting Group Acquisition, Inc., Simat, Helliesen & Eichner, Inc., and Other Parties Named Herein (Incorporated by reference to exhibit 2.1 to the Company’s Form 8-K, filed December 7, 2007).

2.5	Merger Agreement dated as of January 23, 2008 by and among ICF International, Inc., ICF Consulting Group, Inc., Jones & Stokes Associates, Inc., and Other Parties Named Herein (Incorporated by reference to exhibit 2.1 to the Company’s Form 8-K, filed February 15, 2008).

2.6	Stock Purchase Agreement by and among ICF Consulting Group, Inc., and ICF International, Inc., infoGROUP Inc., and Opinion Research Corporation (Macro Acquisition), dated March 27, 2009 (Incorporated by reference to exhibit 2.1 to the Company’s Form 8-K, filed April 6, 2009).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-137975), effective as of October 12, 2006).

Exhibit Number	Exhibit
3.2	Amended and Restated Bylaws of ICF International, Inc. (Incorporated by reference to exhibit 3.1 to the Company’s Form 8-K, filed on September 23, 2008).

4.1	Specimen common stock certificate (Incorporated by reference to exhibit 4.1 to the Company’s Form S-1).

4.2	See exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining the rights of holders of common stock of the Company.

10.1	2006 Employee Stock Purchase Plan (Incorporated by reference to exhibit 10.3 to the Company’s Form S-1).

10.2	ICF International, Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to exhibit 10.3 to the Company’s Form 10-Q, filed May 12, 2008).

10.3	ICF International, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A relating to the Company’s Annual Meeting of Stockholders held on June 4, 2010 and filed April 23, 2010).

10.4	Form of Restricted Stock Unit Award Under the 2010 Omnibus Incentive Plan

10.5	Form of Stock Option Award under the 2010 Omnibus Incentive Plan

10.6	Restated Employment Agreement dated December 29, 2008 between the Company and Sudhakar Kesavan (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed December 30, 2008).

10.7	Restated Severance Protection Agreement dated December 29, 2008 between the Company and Sudhakar Kesavan (Incorporated by reference to exhibit 10.2 to the Company’s Form 8-K, filed December 30, 2008).

10.8	Restated Severance Protection Agreement dated December 12, 2008 between the Company and John Wasson (Incorporated by reference to exhibit 10.2 to the Company’s Form 8-K, filed December 18, 2008).

10.9	Amended Severance Letter Agreement dated December 12, 2008 between the Company and John Wasson (Incorporated by reference to exhibit 10.4 to the Company’s Form 8-K filed December 18, 2008).

10.10	Employment Terms By and Between the Company and Ronald P. Vargo, dated January 28, 2010 (Incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q, filed May 6, 2010).

10.11	Severance Protection Agreement By and Between the Company and Ronald P. Vargo, dated March 1, 2010 (Incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q, filed May 6, 2010).

10.12	Employment Agreement by and between the Company and Alan Stewart, dated December 17, 2009 (Incorporated by reference to exhibit 10.30 to the Company’s Form 10-K, filed March 11, 2010).

10.13	Second Amended and Restated Business Loan and Security Agreement dated as of February 20, 2008 by and among ICF International, Inc. and ICF Consulting Group, Inc., as Borrowers, Citizens Bank of Pennsylvania, as a Lender and Administrative Agent, Bank of America, N.A., as a Lender and Syndication Agent, CitiBank, N.A. and SunTrust Bank, as Lenders and Documentation Agents, Branch Banking and Trust Company, Commerce Bank, N.A., HSBC Bank USA, National Association, PNC Bank, National Association, and Chevy Chase Bank, N.A. as Lenders, and RBS Securities Corporation (d/b/a RBS Greenwich Capital), as sole and exclusive lead arranger and book running manager (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed February 25, 2008).

Exhibit Number	Exhibit
10.14	Deed of Lease by and between Hunters Branch Leasing, LLC and ICF Consulting Group, Inc., effective April 1, 2010 (Incorporated by reference to exhibit 10.6 to the Company’s Form 10-K, filed March 11, 2010).

10.15	Underwriting Agreement by and among the Company, William Blair & Company, L.L.C. and Stifel, Nicolaus & Company, Incorporated, dated December 10, 2009 (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed December 15, 2009).

21.0	Subsidiaries of the Registrant (Incorporated by reference to exhibit 21.0 to the Company’s Form 10-K, filed March 11, 2010).

23.0	Consent of Grant Thornton LLP.

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 4, 2011	ICF INTERNATIONAL, INC.

	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUDHAKAR KESAVAN Sudhakar Kesavan	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2011

/s/ RONALD P. VARGO Ronald P. Vargo	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	March 4, 2011

/s/ PHILLIP ECK Phillip Eck	Acting Controller (Principal Accounting Officer)	March 4, 2011

/s/ EDWARD H. BERSOFF Dr. Edward H. Bersoff	Director	March 4, 2011

/s/ SRIKANT M. DATAR Dr. Srikant M. Datar	Director	March 4, 2011

/s/ JOEL R. JACKS Joel R. Jacks	Director	March 4, 2011

/s/ DAVID C. LUCIEN David C. Lucien	Director	March 4, 2011

/s/ PETER M. SCHULTE Peter M. Schulte	Director	March 4, 2011

/s/ RICHARD M. FELDT Richard M. Feldt	Director	March 4, 2011

/s/ EILEEN O’SHEA AUEN Eileen O’Shea Auen	Director	March 4, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ICF International, Inc., and Subsidiaries

We have audited the accompanying consolidated balance sheets of ICF International, Inc., and Subsidiaries (a Delaware corporation) as of December 31, 2010 and 2009, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited ICF International, Inc., and Subsidiaries’ internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). ICF International, Inc., and Subsidiaries’ management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on ICF International, Inc., and Subsidiaries’ internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICF International, Inc., and Subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

Also in our opinion, ICF International, Inc., and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ Grant Thornton LLP

McLean, Virginia

March 4, 2011

ICF International, Inc., and Subsidiaries

Consolidated Balance Sheets

December 31,	2010	2009
	(in thousands of dollars)
Assets

Current Assets
Cash	$3,301	$2,353
Contract receivables, net	176,963	174,120
Prepaid expenses and other	6,995	6,666
Income tax receivable	1,628	4,175
Deferred income taxes	4,973	1,337

Total current assets	193,860	188,651

Total property and equipment, net	18,887	22,600

Other assets:
Goodwill	323,467	323,467
Other intangible assets, net	26,148	38,474
Restricted cash	3,179	2,123
Other assets	7,278	6,912

Total Assets	$572,819	$582,227

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$29,866	$27,075
Accrued salaries and benefits	40,750	32,762
Accrued expenses	25,522	21,080
Deferred revenue	20,034	19,370

Total Current Liabilities	116,172	100,287

Long-term Liabilities:
Long-term debt	85,000	145,000
Deferred rent	5,142	2,914
Deferred income taxes	10,068	11,656
Other	3,704	4,810

Total Liabilities	220,086	264,667

Commitments and Contingencies

Stockholders’ Equity
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 19,618,659 and 19,278,591 shares issued; and 19,567,571 and 19,278,591 shares outstanding as of December 31, 2010, and December 31, 2009, respectively	20	19
Additional paid-in capital	220,891	211,412
Retained earnings	133,637	106,466
Treasury stock	(1,291)	—
Accumulated other comprehensive loss	(524)	(337)

Total Stockholders’ Equity	352,733	317,560

Total Liabilities and Stockholders’ Equity	$572,819	$582,227

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Earnings

Year ended December 31,	2010	2009	2008
	(in thousands, except per share amounts)
Gross Revenue	$764,734	$674,399	$697,426

Direct Costs	476,187	411,334	460,002

Operating costs and expenses
Indirect and selling expenses	218,533	203,428	170,360
Depreciation and amortization	10,775	9,416	5,407
Amortization of intangible assets	12,326	11,137	8,683

Total operating costs and expenses	241,634	223,981	184,450

Operating Income	46,913	39,084	52,974

Other (Expense) Income
Interest expense	(3,403)	(5,107)	(4,082)
Other	172	1,005	581

Income Before Income Taxes	43,682	34,982	49,473

Provision for Income Taxes	16,511	12,626	20,750

Net Income	$27,171	$22,356	$28,723

Earnings per Share:
Basic	$1.40	$1.45	$1.96
Diluted	$1.38	$1.40	$1.88

Weighted-average Common Shares Outstanding:
Basic	19,375	15,433	14,641
Diluted	19,626	15,914	15,270

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

Years ended December 31, 2010, 2009 and 2008	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholder Notes Receivable	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount			Shares	Amount
January 1, 2008	14,532	$15	$109,795	$55,387	62	$(746)	$(21)	$361	$164,791
Net income	—	—	—	28,723	—	—	—	—	28,723

Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	(633)	(633)

Total Comprehensive Income									28,090
Equity compensation	—	—	6,473	—	—	—	—	—	6,473
Exercise of stock options	384	—	2,127	—	—	—	—	—	2,127
Issuance of shares pursuant to vesting of Restricted Stock Units	268	—	(1,601)	—	(105)	1,601	—	—	—
Net payments for stockholder issuances and buybacks	(77)	—	485	—	125	(2,329)	—	—	(1,844)
Tax benefits of stock option exercises	—	—	3,271	—	—	—	—	—	3,271
Proceeds on stockholder notes	—	—	—	—	—	—	9	—	9

December 31, 2008	15,107	$15	$120,550	$84,110	82	$(1,474)	$(12)	$(272)	$202,917

Net income	—	—	—	22,356	—	—	—	—	22,356

Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	(65)	(65)

Total Comprehensive Income									22,291
Issuance of shares pursuant to secondary offering	3,565	4	83,290	—	—	—	—	—	83,294
Equity compensation	—	—	7,192	—	—	—	—	—	7,192
Exercise of stock options	337	—	1,093	—	(93)	1,739	—	—	2,832
Issuance of shares pursuant to vesting of Restricted Stock Units	409	—	(3,914)	—	(141)	3,914	—	—	—
Net payments for stockholder issuances and buybacks	(139)	—	88	—	152	(4,179)	—	—	(4,091)
Tax benefits of stock option exercises	—	—	3,113	—	—	—	—	—	3,113
Proceeds on stockholder notes	—	—	—	—	—	—	12	—	12

December 31, 2009	19,279	$19	$211,412	$106,466	—	$—	$—	$(337)	$317,560

Net income	—	—	—	27,171	—	—	—	—	27,171

Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	(187)	(187)

Total Comprehensive Income									26,984
Equity compensation	—	—	7,533	—	—	—	—	—	7,533
Exercise of stock options	110	—	966	—	—	—	—	—	966
Issuance of shares pursuant to vesting of Restricted Stock Units	207	1	—	—	—	—	—	—	1
Net payments for stockholder issuances and buybacks	(28)	—	66	—	51	(1,291)	—	—	(1,225)
Tax benefits of stock option exercises	—	—	914	—	—	—	—	—	914

December 31, 2010	19,568	20	220,891	133,637	51	(1,291)	—	(524)	$352,733

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

Year ended December 31,	2010	2009	2008
	(in thousands of dollars)
Cash Flows from operating activities
Net income	$27,171	$22,356	$28,723
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	543	241	422
Deferred income taxes	(5,224)	2,203	(3,380)
(Gain) loss on disposal of fixed assets	110	(14)	127
Non-cash equity compensation	7,533	7,192	6,473
Depreciation and amortization	23,101	20,553	14,090
Deferred rent	1,153	106	567
Changes in operating assets and liabilities:
Contract receivables	(3,386)	15,948	57,022
Prepaid expenses and other assets	(778)	(3,962)	598
Accounts payable	2,396	(3,763)	(50,654)
Accrued salaries and benefits	8,677	(2,517)	(4,219)
Accrued expenses	5,832	(17,503)	(12,608)
Deferred revenue	664	4,341	(3,834)
Income tax receivable/payable	2,547	1,150	(1,905)
Restricted cash	(1,056)	2,135	(3,415)
Other liabilities	(1,105)	88	(3,373)

Net Cash Provided by Operating Activities	68,178	48,554	24,634

Cash Flows from Investing Activities
Capital expenditures	(7,283)	(8,068)	(9,929)
Payments for business acquisitions, net of cash received	—	(188,672)	(51,422)
Capitalized software development costs	(394)	(437)	(341)

Net Cash Used in Investing Activities	(7,677)	(197,177)	(61,692)

Cash Flows from Financing Activities
Advances from working capital facilities	43,317	315,784	270,949
Payments on working capital facilities	(103,317)	(250,784)	(238,028)
Restricted cash related to Caliber acquisition	—	—	1,325
Debt issue costs	(21)	(655)	(1,315)
Proceeds from secondary offering, net	—	83,294	—
Proceeds from exercise of options	966	2,832	2,127
Tax benefits of stock option exercises and award vesting	914	3,113	3,271
Issuances of stock	66	88	485
Shares reacquired in net share issuance	(1,291)	(4,179)	(2,329)
Payments received on stockholder notes	—	12	9

Net Cash (Used in) Provided by Financing Activities	(59,366)	149,505	36,494

Effect of Exchange Rate on Cash	(187)	(65)	(633)

Increase (Decrease) in Cash	948	817	(1,197)

Cash, beginning of period	2,353	1,536	2,733

Cash, end of period	$3,301	$2,353	$1,536

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,873	$4,664	$4,505

Income taxes	$18,977	$7,644	$24,445

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2010, 2009, and 2008

(dollar amounts in tables in thousands, except per share data)

NOTE A—BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (“ICFI”), and its subsidiary, ICF Consulting Group, Inc. (“Consulting”), (collectively, “the Company”). Consulting is a wholly owned subsidiary of ICFI. ICFI is a holding company with no operations or assets, other than its investment in the common stock of Consulting. The operations of Consulting are conducted within the following subsidiaries:

•	ICF Incorporated, L.L.C.

•	ICF Resources, L.L.C.

•	Systems Applications International, L.L.C.

•	ICF Associates, L.L.C.

•	ICF Services Company, L.L.C.

•	ICF Consulting Services, L.L.C.

•	ICF Emergency Management Services, LLC

•	ICF Consulting Limited (UK)

•	ICF Consulting Canada, Inc.

•	ICF Consulting Pty Ltd. (Australia)

•	ICF/EKO (Russia)

•	ICF Consultoria do Brasil, Ltda.

•	ICF Consulting India Private Ltd.

•	Caliber Associates, Inc.

•	Advanced Performance Consulting Group, Inc.

•	Z-Tech Corporation

•	Simat, Helliesen & Eichner, Inc.

•	SH&E Limited (UK)

•	Jones & Stokes Associates, Inc.

•	ICF International Consulting (Beijing) Company, Ltd.

•	Macro International Inc.

•	Jacob & Sundstrom, Inc.

The preparation of financial statements in accordance with accounting principles generally accepted in the United States of America requires estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. If any of these estimates or judgments prove to be incorrect, reported results could be materially affected. Actual results may differ significantly from estimates under different assumptions or conditions. All subsidiaries are wholly owned by Consulting. All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company provides management, technology, and policy professional services in the areas of energy, environment, and transportation; health, education, and social programs; and homeland security and defense. The Company’s major clients are United States (“U.S.”) government departments and agencies, especially the Department of Health and Human Services (“HHS”), Department of Defense (“DoD”), Department of State (“DOS”), Environmental Protection Agency (“EPA”), Department of Homeland Security (“DHS”), Department of Agriculture (“USDA”), Department of Housing and Urban Development (“HUD”), Department of Transportation (“DOT”), Department of Interior (“DOI”), Department of Justice (“DOJ”), Department of Energy (“DOE”), and Department of Education (“ED”); state and local government departments and agencies; commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms; and other government organizations throughout the U.S. and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with over 50 domestic regional offices (as of December 31, 2010), and international offices in Brazil, Canada, India, Russia, China, and the United Kingdom.

Reclassifications

Certain amounts in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the current year presentation.

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

•

Fixed-Price Contracts. Revenue for fixed-price contracts is recognized when earned, generally as work is performed. Services performed vary from contract to contract and are not always uniformly performed over the term of the arrangement. We recognize revenue in a number of different ways on fixed-price contracts, including:

•

Proportional Performance: Revenue on certain fixed-price contracts is recorded each period based upon certain contract performance measures (labor hours, labor costs, or total costs) incurred expressed as a proportion of a total project estimate. Thus, labor hours, labor costs, or total contract costs incurred to date are compared with the total estimate for these items at completion. Performance is based on the ratio of the incurred hours or costs to the total estimate. Progress on a contract is monitored regularly to ensure that revenue recognized reflects project status. When hours or costs incurred are used as the basis for revenue recognition, the hours or costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client. Clients are obligated to pay as services are performed, and in the event that a client cancels the contract, payment for services performed through the date of cancellation is negotiated with the client.

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

We may proceed with work based upon written client direction prior to the completion and signing of formal contract documents. We have a formal review process for approving any such work. Revenue associated with such work is recognized only when it can reliably be estimated and realization is probable. We base our estimates on a variety of factors, including previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract.

Approximately 71 percent, 60 percent, and 36 percent of the Company’s revenue for the years 2010, 2009, and 2008, respectively, were derived under prime contracts and subcontracts with agencies and departments of the U.S. federal government.

The approximate percentage of revenue by contract type was as follows:

	2010	2009	2008
Cost-based	23%	20%	11%
Time-and-materials	49%	51%	67%
Fixed-price	28%	29%	22%

Total	100%	100%	100%

For the years ending December 31, 2010, 2009, and 2008, revenue from various branches of the Department of Health and Human Services (“HHS”) accounted for approximately 21 percent or $157.7 million, 17 percent or $113.6 million, and 9 percent or $60.9 million, respectively, of the Company’s revenue. The accounts receivable due from HHS contracts as of December 31, 2010 and 2009 was approximately $25.0 million and $27.0 million, respectively.

In June of 2006, the Company was awarded a contract by the State of Louisiana, which ended in June 2009. For the year ending December 31, 2009 and 2008, revenue from the State of Louisiana accounted for approximately 9 percent or $60.4 million, and 38 percent or $264.8 million, respectively, of the Company’s revenue.

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

The Company has elected to perform the annual goodwill impairment review during the fourth quarter, as of September 30 of each year. For purposes of performing this test, the Company has concluded that it is one business segment/reporting unit. The Company estimates fair value of its one reporting unit using a market based approach. In 2010, the Company elected to carry-forward its detailed determination of fair value from the 2009 goodwill impairment test conducted as of September 30, 2009. The Company believes this is appropriate as its assets and liabilities have not changed significantly from September 30, 2009, the fair value determination performed in 2009 exceeded its carrying value by a substantial margin, and the likelihood that a current fair value determination would be less than its carrying value would be remote. Based upon management’s review, it was determined that no goodwill impairment charge was required for 2010, 2009, or 2008.

Capitalized Software

The Company capitalizes eligible, internally developed costs for enhancements and upgrades to software. Amortization expense is recorded on a straight-line basis over the expected economic life, typically five years.

Equity Compensation

Incentive stock awards are measured at fair value. The Company has elected to use the Black-Scholes-Merton option pricing model to value any options granted and to amortize compensation expense relating to share-based payments on a straight-line basis over the requisite service period. The Company will reconsider its use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that prevent their value from being reasonably estimated using this model.

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

Foreign Currency Translation

As of December 31, 2010 and 2009, the Company held approximately $3.0 million and $1.9 million, respectively, in foreign financial institutions.

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

Fair Value of Financial Instruments

We believe the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities approximate their estimated fair values at December 31, 2010, due to their short maturities. We believe the carrying value of our lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at December 31, 2010.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company evaluates its ability to benefit from all deferred tax assets and establishes valuation allowances for amounts it believes are not more likely than not to be realizable. For uncertain tax positions, the Company uses a more likely than not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more likely than not recognition threshold are measured in order to determine the tax benefit recognized in the financial statements.

Treasury Shares

Treasury shares are accounted for under the cost method.

Segment

The Company has concluded that it operates in one segment based upon the information used by its chief operating decision maker in evaluating the performance of its business and allocating resources. This single segment represents the Company’s core business, professional services primarily for government clients. Although the Company describes multiple service offerings to three markets to provide a better understanding of the Company’s business operations, the Company does not manage its business or allocate resources based upon those service offerings or markets.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and contract receivables. The majority of the Company’s cash transactions are processed through one U.S. commercial bank. Cash in excess of daily requirements is used to reduce any amounts outstanding under the Company’s Credit Facility or invested in overnight investment sweeps. To date, the Company has not incurred losses related to cash and cash equivalents.

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

Recent Accounting Pronouncements

ASU 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. In June 2009, the Financial Accounting Standards Board (“FASB”), issued amended guidance on the accounting and disclosure requirements for variable interest entities (“VIEs”). The amendment requires an entity to qualitatively, rather than quantitatively, assess the determination of the primary beneficiary of a VIE. This determination, among other things, should be based upon whether the entity has the ability to direct the activities that most significantly impact the economic performance of the VIE. This amendment became effective on January 1, 2010 for the Company. The adoption did not have a material impact on the Company’s financial condition and results of operations.

The following accounting standards have been issued, but were not yet effective as of December 31, 2010, and thus have yet to be adopted by the Company.

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

NOTE C—CONTRACT RECEIVABLES

Contract receivables consisted of the following at December 31:

	2010	2009
Billed	$126,448	$141,269
Unbilled	49,102	32,893
Retainages	2,331	1,965
Other	1,004	326
Allowance for doubtful accounts	(1,922)	(2,333)

Contract receivables, net	$176,963	$174,120

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

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2010	2009
Leasehold improvements	$8,003	$8,425
Software	19,430	17,369
Furniture and equipment	7,991	6,558
Computers	15,707	13,987

	51,131	46,339
Accumulated depreciation and amortization	(32,244)	(23,739)

	$18,887	$22,600

Depreciation expense for property and equipment for the years ended December 31, 2010, 2009, and 2008, was approximately $10.3 million, $9.0 million, and $5.1 million, respectively.

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2010	2009
Balance as of January 1	$323,467	$198,724
Goodwill resulting from the Macro acquisition	—	104,126
Goodwill and adjustments resulting from the Jacob & Sundstrom acquisition	—	21,572
Goodwill and adjustments resulting from the Jones & Stokes acquisition	—	(1,929)
Goodwill and adjustments resulting from the other prior acquisitions	—	974

Balance as of December 31	$323,467	$323,467

Jacob & Sundstrom, Inc.

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

The aggregate purchase price of approximately $32.2 million in cash, including a working capital adjustment required by the stock purchase agreement, was funded by our Credit Facility. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The purchase price allocation was finalized during the second quarter of 2010. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $29.0 million. The Company allocated approximately $21.6 million to goodwill and $7.4 million to other intangible assets. The intangible assets consist of approximately $7.0 million of customer-related intangibles that are being amortized over seven years and $0.4 million of marketing-related intangibles that are being amortized over two years. JASI was purchased under the election provisions of Internal Revenue Code Section 338(h)(10) and, therefore, goodwill and the amortization of intangibles are deductible for tax purposes over a fifteen-year period and will generate deferred taxes. The results of operations for JASI are included in the Company’s statement of earnings since December 10, 2009.

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

The aggregate purchase price was approximately $50.4 million, including $49.0 million of cash and $1.4 million of transaction expenses. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $46 million. The Company allocated approximately $41.0 million to goodwill and $5.0 million to other intangible assets. The intangible assets consist of customer-related intangibles and marketing-related intangibles in the amounts of approximately $2.9 million and $2.1 million, respectively. The customer-related intangibles and marketing-related intangibles are being amortized over seven years and two years, respectively. Neither the goodwill nor the acquired intangibles are deductible for tax purposes. The results of operations for Jones & Stokes have been included in the Company’s statement of earnings since February 13, 2008.

Other Intangible Assets

Intangible assets are primarily amortized over periods ranging from approximately 1 to 8 years. The weighted-average period of amortization for all intangible assets as of December 31, 2010, is 7.3 years. The customer-related intangible assets, which consist of customer contracts, backlog, and non-contractual customer relationships, related to the acquisitions are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The weighted-average period of amortization of the customer-related intangibles is 7.5 years. Intangible assets related to acquired developed technology and marketing trade name obtained in connection with business combinations are being amortized on a straight-line or accelerated basis over their weighted-average periods of amortization of 5.8 years, and 2.1 years, respectively.

Other intangibles consisted of the following at December 31:

	2010	2009
Customer-related intangibles	$41,396	$50,396
Developed technology	2,352	3,339
Marketing trade name	420	420

	44,168	54,155
Less: accumulated amortization	(18,020)	(15,681)

	$26,148	$38,474

Aggregate amortization expense for the years ended December 31, 2010, 2009, and 2008, was approximately $12.3 million, $11.1 million, and $8.7 million, respectively. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2011	$9,328
2012	7,622
2013	5,201
2014	2,436
2015	968
Thereafter	593

$26,148

Capitalized Software

Capitalized software development costs of $1.5 million and $1.1 million are included in other assets for the years ended December 31, 2010 and 2009, respectively. These costs are for enhancements and upgrades to software used in our project management services.

NOTE F—ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2010	2009
Accrued bonuses and commissions	$10,656	$8,830
Accrued vacation	12,368	11,486
Accrued salaries	13,569	10,335
Accrued medical	2,027	1,294
Other	2,130	817

	$40,750	$32,762

NOTE G—ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

	2010	2009
Accrued subcontractor costs	$12,985	$9,663
Deposits	5,402	3,602
Accrued insurance premiums	1,125	880
Accrued professional services	584	965
Accrued rent	335	1,104
Accrued software licensing costs	2,437	2,265
Accrued taxes	461	488
Other accrued expenses	2,193	2,113

	$25,522	$21,080

NOTE H—LONG-TERM DEBT

The Company entered into its Credit Facility on February 20, 2008, with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (maturing February 20, 2013) under a revolving line of credit. The Credit Facility provides for borrowings of up to $275.0 million without a borrowing base requirement and also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $75.0 million, subject to lenders’ approval. The Credit Facility provides for pre-approval by the lenders for acquisitions with individual purchase prices of up to $75.0 million, if certain conditions are met. The Credit Facility is collateralized by substantially all of the assets of the Company, and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined by the Credit Facility, require that the Company maintain, on a consolidated basis for each quarter, a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 and a Leverage Ratio of not more than 3.50 to 1.00. As of December 31, 2010, the Company was in compliance with the covenants under the Credit Facility.

On March 31, 2009, the Credit Facility was amended to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins the Company pays to borrow funds under the Credit Facility. The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.13% to 2.50% in 2010.

The Company’s debt issuance costs are amortized over the term of indebtedness. Amortizable debt issuance costs were $2.6 million, as of both December 31, 2010 and 2009. Accumulated amortization related to debt issuance costs was $1.5 million and $1.0 million, as of December 31, 2010 and 2009, respectively. Amortization expense of $0.5 million, $0.4 million, and $0.3 million was recorded for the years ended December 31, 2010, 2009, and 2008, respectively.

Long-term debt consisted of the following at December 31:

	2010	2009
Revolving Line of Credit/Swing Line provides for borrowings up to $275 million and matures in February 2013. Outstanding borrowings bear daily interest at a base rate (based on the U.S. Prime Rate, which was 3.25% at December 31, 2010, and 3.25% at December 31, 2009, plus a spread) or LIBOR (1, 3, or 6 month rates) plus a spread, payable monthly	$85,000	$145,000

Letters of Credit

At December 31, 2010 and 2009, the Company had outstanding letters of credit totaling approximately $1.3 million. These letters of credit are renewed annually.

NOTE I—INCOME TAXES

Income tax expense consisted of the following at December 31:

	2010	2009	2008
Current:
Federal	$17,661	$7,959	$18,702
State	3,447	1,431	3,607
Foreign	627	652	705

	21,735	10,042	23,014
Deferred:
Federal	(4,142)	2,840	(1,550)
State	(931)	99	(333)
Foreign	(151)	(355)	(381)

	(5,224)	2,584	(2,264)

Income Tax Expense	$16,511	$12,626	$20,750

Deferred tax assets (liabilities) consisted of the following at December 31:

	2010	2009
Deferred Tax Assets
Current:
Stock option compensation	$175	$119
Allowance for bad debt	686	660
Accrued vacation	3,857	3,543
Accrued bonus	4,216	—
Foreign tax credits	62	55
Other	650	692

Total current deferred tax asset	9,646	5,069
Non-current:
Foreign net operating loss carryforward (NOL)	148	108
Stock option compensation	1,827	983
Deferred rent	1,028	855
Deferred compensation	668	434
Foreign tax credits	591	387
Other	1,241	794

Total non-current deferred tax assets	5,503	3,561

Total Deferred Tax Assets	15,149	8,630

Deferred Tax Liabilities
Current:
Retention	(704)	(746)
Section 481(a) adjustment	(1,934)	(1,733)
Prepaids	(936)	(791)
Payroll taxes	(454)	(462)
Amortization	(645)	—

Total current deferred liability	(4,673)	(3,732)
Non-current:
Depreciation	(2,438)	(2,388)
Amortization	(11,160)	(11,161)
Section 481(a) adjustment	(1,347)	(1,261)
Other	(626)	(407)

Total non-current deferred tax liabilities	(15,571)	(15,217)

Total Deferred Tax Liabilities	(20,244)	(18,949)

Total Net Deferred Tax Liability	$(5,095)	$(10,319)

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

Effective January 1, 2009, the Company has made no provisions for deferred U.S. income taxes or additional foreign taxes on any unremitted earnings of our controlled foreign subsidiaries because the Company considers these earnings to be permanently invested. If these earnings were repatriated, in the form of dividends or otherwise, the Company would be subject to U.S. income tax on these earnings. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credit carry forwards would be available to reduce some portion of the U.S. tax liability. The Company has $0.5 million of foreign tax credits available for carry forward related to deemed dividend inclusions from its controlled foreign corporations, as well as its foreign branch operations as of December 31, 2010.

On January 1, 2007, the Company adopted the provisions of accounting for uncertainty in income taxes. The total amount of unrecognized tax benefits as of December 31, 2010, and December 31, 2009, was $0.9 million and $1.3 million, respectively. Included in the balance at December 31, 2010, and December 31, 2009, were $0.5 million and $0.8 million, respectively, of tax positions that, if recognized, would impact the effective tax rate.

The Company does not anticipate a significant increase or decrease to the total unrecognized tax benefit during 2010. Our 2006 through 2010 tax years remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes.

The unrecognized tax benefit reconciliation, excluding penalty and interest, is as follows:

Unrecognized tax benefits at January 1, 2008	2,223
Increase attributable to tax positions taken during a prior period	74
Decrease attributable to tax positions taken during a prior period	(160)
Increase attributable to tax positions taken during the current period	170
Decrease attributable to settlements with taxing authorities	(908)
Decrease attributable to lapse of statute of limitations	(159)

Unrecognized tax benefits at December 31, 2008	1,240
Increase attributable to tax positions taken during the prior period	92
Increase attributable to tax positions taken during the current period	361
Decrease attributable to settlements with taxing authorities	(168)
Decrease attributable to lapse of statute of limitations	(211)

Unrecognized tax benefits at December 31, 2009	1,314
Decrease attributable to tax positions taken during a prior period	(15)
Increase attributable to tax positions taken during the current period	147
Decrease attributable to settlements with taxing authorities	(83)
Decrease attributable to lapse of statute of limitations	(419)

Unrecognized tax benefits at December 31, 2010	944

During 2008 and 2009, we filed federal, state, and foreign tax returns for prior years related to one of our 2007 acquisitions. The effect of these returns was to reduce our unrecognized tax benefits by a total of $1.1 million and for us to pay total net tax of $0.4 million.

Our policy is to not recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company had approximately $0.4 million of accrued penalty and interest at December 31, 2009. During 2010, there was less than a $0.1 million change, which was adjusted through the penalty and interest expense and reflected in indirect and selling expenses and interest expense, respectively. The Company had approximately $0.4 million of accrued penalty and interest at December 31, 2010.

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Approximate differences between the statutory rate and the Company’s provision are as follows:

	2010	2009	2008
Taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.6%	4.6%	4.6%
Foreign tax rate differential and U.S. unrepatriated earnings	(0.1)%	(0.6)%	1.0%
Other permanent differences	0.8%	1.6%	1.4%
Change in valuation allowance	—	(0.4)%	(0.6)%
Prior year tax adjustments and changes in unrecognized tax benefits	(1.3)%	(3.4)%	0.8%
Tax credits	(1.2)%	(0.7)%	(0.3)%

	37.8%	36.1%	41.9%

NOTE J—ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

On June 4, 2010, the Company’s stockholders ratified the ICF International, Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), which was adopted by the Company on March 8, 2010. The Omnibus Plan replaced the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), which the Company had used for equity and incentive awards since becoming a publicly traded company in 2006. The Omnibus Plan provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees of the Company, and non-employee directors. The Omnibus Plan, upon adoption by the Company on March 8, 2010, allowed for the Company to grant an additional 1.8 million shares in addition to the remaining shares from the 2006 Plan, for a total of approximately 2.7 million shares. Shares awarded that are not stock options or stock appreciation rights are counted as 1.9 shares deducted from the Omnibus Plan for every one share delivered under those awards. Shares awarded that are stock options or stock appreciation rights are counted as a single share deducted from the Omnibus Plan for every one share delivered under those awards. As of December 31, 2010, the Company had 2.7 million shares available to grant under the Omnibus Plan.

Total compensation expense relating to stock-based compensation amounted to approximately $7.5 million, $7.2 million, and $6.5 million for the years ended December 31, 2010, 2009, and 2008, respectively.

As of December 31, 2010, the total unrecognized compensation expense related to non-vested stock awards totaled approximately $14.3 million. These amounts are expected to be recognized over a weighted-average period of 2.8 years.

The assumptions of post-vesting employment termination forfeiture rates used in the determination of fair value of stock awards issued during calendar year 2010 were based on the Company’s historical ten-year average. The expected annualized forfeiture rates used varied from 2.1 percent to 6.5 percent, and the Company does not expect these termination rates to vary significantly in the future.

Stock Options

Option awards are granted with an exercise price equal to the fair value of the Company’s common stock on the date of grant. All options outstanding as of December 31, 2010, have a 10-year contractual term. The Company expenses the value of these option grants over the requisite service period, generally, the vesting period. The Company recorded approximately $0.6 million of compensation expense related to stock options for the year ended December 31, 2010. The fair value of the options is estimated on the date of grant using the

Black-Scholes-Merton pricing model. The fair value assumptions for awards in 2010 were, a range of 5.1 to 5.5 years for the expected life, a range of 45.0% to 45.7% for historical volatility, and a range of 2.27% to 2.60% for the risk-free rate, No options were granted during the years ended December 31, 2009, and December 31, 2008. At December 31, 2010, unrecognized expense related to stock options totaled approximately $1.5 million, and these costs are expected to be recognized through 2013.

The following table summarizes changes in outstanding stock options:

	Shares	Weighted-Average Exercise Price
Outstanding at January 1, 2008	1,043,561	$8.48
Exercised	(383,729)	$5.54
Forfeited/Expired	(1,000)	$5.00

Outstanding at December 31, 2008	658,832	$10.19
Exercised	(336,956)	$8.40
Forfeited/Expired	(8,903)	$9.98

Outstanding at December 31, 2009	312,973	$12.12
Exercised	(110,237)	$8.76
Granted	196,133	$24.44
Forfeited/Expired	(6,500)	$6.16

Outstanding at December 31, 2010	392,369	$19.32

Vested plus expected to vest at December 31, 2010	387,280	$19.32

Exercisable at December 31, 2010	196,236	$14.20

The aggregate intrinsic value of the options outstanding in the preceding table was approximately $2.5 million and represents the total pre-tax intrinsic value of in-the-money options based on the Company’s closing stock price of $25.72 as of December 31, 2010, which would have been received by the option holders had all option holders exercised their options as of that date. The aggregate intrinsic value of options exercisable was approximately $2.3 million. The intrinsic value of options vested and expected to vest was approximately $2.5 million, and the intrinsic value of options exercised during the year ended December 31, 2010 was approximately $1.7 million. As of December 31, 2010, the weighted-average remaining contractual term for options vested and expected to vest was 7.1 years, and 5.0 years for exercisable options.

Information regarding stock options outstanding as of the dates indicated is summarized below:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding As of 12/31/10	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of 12/31/10	Weighted Average Exercise Price
$ 5.00 - $ 7.00	36,736	1.16	$5.96	36,736	$5.96
$ 7.01 - $10.00	34,500	4.30	$8.11	34,500	$8.11
$18.01 - $23.00	151,315	6.77	$19.04	125,000	$18.31
$23.01 - $24.84	169,818	9.24	$24.74	—	—

$5.00 to $24.84	392,369	7.10	$19.32	196,236	$14.20

Restricted Stock Awards

Pursuant to the Omnibus Plan, the Company issued 20,002 shares of restricted stock to its directors in the year ended December 31, 2010. The average grant date fair value of these restricted stock awards was $24.38.

Compensation expense related to restricted stock awards computed under the fair value method for the year ended December 31, 2010, was approximately $0.6 million. Unrecognized expense related to restricted stock awards totaled less than $0.1 million, and is expected to be recognized over a weighted-average period of 0.2 years.

A summary of the Company’s restricted stock awards is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested restricted stock awards at January 1, 2008	92,665	$12.00	$2,483
Granted	22,967	$19.85	$616
Vested	57,607	$13.50	$(1,544)
Cancelled	—	$—	$—

Non-vested restricted stock awards at December 31, 2008	58,025	$13.62	$1,555
Granted	7,615	$25.99	$204
Vested	(54,346)	$14.54	$(1,456)
Cancelled	(4,500)	$12.00	$(121)

Non-vested restricted stock awards at December 31, 2009	6,794	$21.20	$182
Granted	20,002	$24.38	$514
Vested	(23,400)	$23.92	$(601)
Cancelled	—	$—	$—

Non-vested restricted stock awards at December 31, 2010	3,396	$21.19	$87

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $25.72 as of December 31, 2010.

Restricted Stock Units

During the year ended December 31, 2010, the Company awarded 423,092 restricted stock units to employees that vest over four years. Upon vesting, the employee is issued one share of stock for each restricted stock unit he or she holds. Restricted stock units were valued based on the grant date value of a share of common stock and are expensed on a straight-line basis over the vesting period of the award. The weighted-average grant date fair value of restricted stock units granted during the year ended December 31, 2010 was $24.90.

Compensation expense related to restricted stock units computed under the fair value method for the year ended December 31, 2010, was approximately $6.3 million.

At December 31, 2010, unrecognized expense related to restricted stock units totaled approximately $12.8 million. These costs are expected to be recognized over a weighted-average period of 3.2 years. The aggregate intrinsic value of restricted stock units at December 31, 2010 that are expected to vest was approximately $16.8 million.

A summary of the Company’s restricted stock units is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested restricted stock units at January 1, 2008	889,165	$19.02	$23,830
Granted	47,257	$21.10	$1,266
Vested	(267,835)	$18.97	$(7,178)
Cancelled	(44,916)	$19.49	$(1,204)

Non-vested restricted stock units at December 31, 2008	623,671	$19.16	$16,714
Granted	306,883	$25.78	$8,244
Vested	(409,084)	$28.33	$(10,963)
Cancelled	(35,453)	$21.13	$(950)

Non-vested restricted stock units at December 31, 2009	486,017	$15.48	$13,025
Granted	423,092	$24.90	$10,882
Vested	(206,400)	$24.62	$(5,298)
Cancelled	(50,385)	$25.64	$(1,296)

Non-vested restricted stock units at December 31, 2010	653,324	$25.05	$16,803
Restricted stock units expected to vest in the future	632,086	$25.05	$16,275

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $25.72 as of December 31, 2010.

Employee Stock Purchase Plan

The Company has a 2006 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s stock at a discount not to exceed 5% of the market value on the date of purchase. The Company does not recognize compensation expense related to the ESPP.

NOTE K—EARNINGS PER SHARE

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and restricted stock units. The effect of 541 restricted stock units had no impact upon the year ended December 31, 2010 because they were anti-dilutive to EPS. The dilutive effect of stock options and awards for each period reported is summarized below:

	2010	2009	2008
	(in thousands)
Basic weighted-average shares outstanding	19,375	15,433	14,641
Effect of potential exercise of stock options and unvested restricted stock and restricted stock units	251	481	629

Diluted weighted-average shares outstanding	19,626	15,914	15,270

NOTE L—SECONDARY OFFERING

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

NOTE M—COMMITMENTS AND CONTINGENCIES

Litigation and Claims

We are involved in numerous legal matters and proceedings arising in the ordinary course of business. While these matters and proceedings cause us to incur costs, including, but not limited to, attorneys’ fees, we currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations, or cash flows.

Operating Leases

On March 8, 2010, the Company entered into a new lease that replaced its prior headquarters lease, which was due to expire in October 2012. The new lease is initially for 201,707 square feet, with 57,025 square feet of additional space to be subsequently added. The lease commenced on April 1, 2010, and will expire on December 31, 2022. Base rent under the agreement is approximately $0.5 million per month with annual escalations fixed at 2.5% per year, yielding a total lease commitment of approximately $89.3 million over the twelve-year term of the lease. The Company did not incur any early termination penalties for the termination of the original lease.

The Company has entered into various other operating leases for equipment and office space. Certain facility leases may contain fixed escalation clauses, certain facility leases require that the Company pay operating expenses in addition to base rental amounts, and five leases require the Company to maintain letters of credit. Rent expense is recognized on a straight-line basis over the lease term. Rent expense and sub-lease income for operating leases was approximately $31.2 million and $0.3 million, respectively, for 2010, approximately $29.5 million and $0.9 million, respectively, for 2009, and approximately $21.2 million and $0.4 million, respectively, for 2008.

Future minimum rental payments under all non-cancelable operating leases are as follows:

Year ending December 31,
2011	$27,331
2012	24,519
2013	20,179
2014	15,094
2015	13,853
Thereafter	90,470

$191,446
Less: Sublease Income	(280)

$191,166

Long-Term Agreements

The Company entered into an amended and restated employment agreement with Chief Executive Officer Sudhakar Kesavan as of the effective date of the initial public offering, which was subsequently amended on December 29, 2008, to bring it into compliance with Section 409A of the Internal Revenue Code. Mr. Kesavan may terminate this agreement by giving 45 days prior written notice to the Company, and the Company may terminate this agreement either without cause upon 30 days prior written notice or at any time for cause upon written notice. Absent a change in control, if he is involuntarily terminated without cause or resigns for good reason, as defined in the agreement, he will be paid all accrued salary, a severance payment equal to two times his base salary payable in 24 equal monthly installments, and bonus and other incentive compensation prorated through his termination date and payable pursuant to its regular payment schedule. Additionally, the vesting of his unvested options , if any, on his termination date will be accelerated in connection with such a termination and exercisable for the balance of their term(s).

The Company has entered into severance protection agreements with Messrs. Kesavan, Wasson (Chief Operating Officer and President) and Vargo (Chief Financial Officer and Executive Vice President), allowing them to receive certain payments and benefits if they are terminated without cause or resign for good reason within 24 months following a change in control. In the event of such termination, the executive will receive, among other payments and benefits, (i) his base salary earned through the date of termination and pro rata bonus for the year of termination and (ii) a lump-sum payment equal to three times the executive’s average annual taxable W-2 compensation during the three years prior to termination subject to reduction after taking into account the excise tax under Section 4999 of the Internal Revenue Code to maximize the net amount after taxes (with certain assumptions for Mr. Vargo in the event he is terminated before he has been with the Company for three years, given his recent employment).

The Company has also entered into other severance arrangements with Messrs. Wasson and Vargo pursuant to a separate severance letter agreement with Mr. Wasson and within Mr. Vargo’s same severance protection agreement, entitling such officers to certain payments in the event of termination of employment by the Company other than for cause. In the event of termination under such circumstances, the executives would be entitled to (i) continuation of their base salary for 12 months and (ii) an amount equal to the average annual bonus paid to the executive over the three years prior to his termination (with certain assumptions for Mr. Vargo in the event he is terminated before he has been with the Company for three years, given his recent employment).

NOTE N—EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the Retirement Savings Plan). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code.

Participants in the Retirement Savings Plan are able to elect to defer up to 70 percent of their compensation subject to statutory limitations, and were entitled to receive 100% employer matching contributions for the first 3% and 50% for the next 2 % of their compensation. Contribution expense related to the Retirement Savings Plan for the years ended December 31, 2010, 2009, and 2008, was approximately $9.1 million, $7.7 million, and $5.7 million, respectively.

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

NOTE O—SUBSEQUENT EVENT

In January 2011, the Company completed the acquisition of Marbek, a Canadian energy and environmental consulting firm. The acquisition was immaterial to the financial statements taken as a whole. The acquisition creates an integrated energy, climate, and environmental consultancy with a strong presence in Canada.

NOTE P—SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	2010	2009	2008
Balance at beginning of period	$2,333	$3,378	$3,533
Additions	543	463	422
Recoveries/write-offs	(954)	(1,508)	(577)

Balance at end of period	$1,922	$2,333	$3,378

Allowance for Deferred Tax Assets

	2010	2009	2008
Balance at beginning of period	$—	$115	$777
Additions	—	—	—
Releases and other reductions	—	(115)	(662)

Balance at end of period	$—	$—	$115

NOTE Q—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2010				2009
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Contract revenue	$174,438	$199,647	$197,711	$192,938	$157,862	$175,405	$167,071	$174,061
Operating income	10,100	12,661	12,505	11,647	10,030	10,137	9,322	9,595
Net income	$5,420	$7,201	$7,393	$7,157	$5,882	$5,169	$5,116	$6,189

Earnings per share:
Basic	0.28	$0.37	$0.38	$0.37	$0.39	$0.34	$0.33	$0.38
Diluted	0.28	0.37	0.38	0.36	0.38	0.33	0.32	0.37
Weighted-average common shares outstanding
Basic	19,282	19,351	19,413	19,489	15,079	15,204	15,299	16,187
Diluted	19,504	19,568	19,630	19,751	15,572	15,710	15,844	16,522

Note:	Amounts do not sum to annual numbers in all cases due to rounding.