Form 10-Q
period 2011-03-31
ICF International, Inc.
filed 2011-05-06
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2011

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

As of May 2, 2011, there were 19,662,626 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
Current Assets:
Cash	$6,288	$3,301
Contract receivables, net	180,816	176,963
Prepaid expenses and other	7,423	6,995
Income tax receivable	—	1,628
Deferred income taxes	3,713	4,973

Total current assets	198,240	193,860

Total property and equipment, net	17,786	18,887
Other assets:
Goodwill	325,999	323,467
Other intangible assets, net	24,729	26,148
Restricted cash	1,876	3,179
Other assets	7,676	7,278

Total assets	$576,306	$572,819

Current Liabilities:
Accounts payable	$24,216	$29,866
Accrued salaries and expenses	44,880	40,750
Accrued expenses	22,569	25,522
Deferred revenue	20,931	20,034
Income tax payable	2,615	—

Total current liabilities	115,211	116,172

Long-term liabilities:
Long-term debt	80,000	85,000
Deferred rent	5,944	5,142
Deferred income taxes	8,848	10,068
Other	4,218	3,704

Total Liabilities	214,221	220,086
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 19,738,880 and 19,618,659 issued; and 19,651,969 and 19,567,571 outstanding as of March 31, 2011, and December 31, 2010, respectively	20	20
Additional paid-in capital	223,140	220,891
Retained earnings	141,363	133,637
Treasury stock	(2,070)	(1,291)
Accumulated other comprehensive loss	(368)	(524)

Total stockholders’ equity	362,085	352,733

Total liabilities and stockholders’ equity	$576,306	$572,819

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended March 31,
	2011	2010

Gross Revenue	$194,742	$174,438
Direct Costs	118,221	107,559
Operating costs and expenses:
Indirect and selling expenses	57,926	51,030
Depreciation and amortization	2,761	2,668
Amortization of intangible assets	2,415	3,081

Total operating costs and expenses	63,102	56,779

Operating income	13,419	10,100
Interest expense	(629)	(963)
Other income	87	19

Income before income taxes	12,877	9,156
Provision for income taxes	5,151	3,736

Net income	$7,726	$5,420

Earnings per Share:
Basic	$0.39	$0.28

Diluted	$0.39	$0.28

Weighted-average Shares:
Basic	19,580	19,282

Diluted	19,780	19,504

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three months ended March 31,
	2011	2010

Cash flows from operating activities
Net income	$7,726	$5,420
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(16)	(1,222)
(Gain) loss on disposal of fixed assets	(66)	29
Non-cash equity compensation	1,195	1,715
Depreciation and amortization	5,176	5,749
Deferred rent	842	(76)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(2,138)	7,265
Prepaid expenses and other assets	(972)	496
Accounts payable	(5,629)	(4,347)
Accrued salaries and benefits	3,819	2,818
Accrued expenses	(3,059)	(1,499)
Deferred revenue	896	(2,949)
Income tax receivable and payable	4,236	4,112
Restricted cash	1,303	(1,013)
Other liabilities	513	(635)

Net cash provided by operating activities	13,826	15,863

Cash flows from investing activities
Capital expenditures	(1,696)	(1,447)
Capitalized software development costs	(28)	(93)
Payments for business acquisitions, net of cash received	(4,547)	—

Net cash used in investing activities	(6,271)	(1,540)

Cash flows from financing activities
Advances from working capital facilities	32,294	3,729
Payments on working capital facilities	(37,294)	(13,729)
Proceeds from exercise of options	85	408
Tax benefits of stock option exercises and award vesting	949	192
Net payments for stockholder issuances and buybacks	(758)	(428)

Net cash used in financing activities	(4,724)	(9,828)
Effect of exchange rate on cash	156	(82)

Increase in cash	2,987	4,413
Cash, beginning of period	3,301	2,353

Cash, end of period	$6,288	$6,766

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$610	$1,459

Income taxes	$328	$518

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share data)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of the results of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the three-month periods ended March 31, 2011, and March 31, 2010. Operating results for the three-month period ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. Certain amounts in the 2010 consolidated financial statements have been reclassified to conform to current-year presentation. The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities approximate their estimated fair values at March 31, 2011, due to their short maturities. The Company believes the carrying value of the lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at March 31, 2011. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 4, 2011.

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

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with over 50 domestic regional offices and international offices in Beijing, New Delhi, Ottawa, Toronto, Brussels, London, Moscow, and Rio de Janeiro.

Note 2. Acquisitions

In January 2011, the Company completed the acquisition of Marbek Resource Consultants Ltd. (“Marbek”), a Canadian energy and environmental consulting firm. The acquisition was immaterial to the financial statements taken as a whole. The acquisition creates an integrated energy, climate, and environmental consultancy with a strong presence in Canada.

Note 3. Contract Receivables

Contract receivables consisted of the following:

	March 31, 2011	December 31, 2010
Billed	$123,273	$127,452
Unbilled	58,959	51,433
Allowance for doubtful accounts	(1,416)	(1,922)

Contract receivables, net	$180,816	$176,963

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

Note 4. Commitments and Contingencies

Litigation and Claims

The Company is involved in numerous legal matters and proceedings arising in the ordinary course of business. While these matters and proceedings cause the Company to incur costs, including, but not limited to, attorneys’ fees, the Company currently believes that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Note 5. Debt

The Company entered into its Second Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on February 20, 2008, with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (maturing February 20, 2013) under a revolving line of credit. The Credit Facility provides for borrowings of up to $275.0 million without a borrowing base requirement and also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $75.0 million, subject to lenders’ approval. The Credit Facility provides for pre-approval by the lenders for acquisitions with individual purchase prices of up to $75.0 million, if certain conditions are met. The Credit Facility is collateralized by substantially all of the assets of the Company, and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined by the Credit Facility, require that the Company maintain, on a consolidated basis for each quarter, a Fixed Charge Coverage Ratio of not less than 1.25 to 1.00 and a Leverage Ratio of not more than 3.50 to 1.00. As of March 31, 2011, the Company was in compliance with the covenants under the Credit Facility.

On March 31, 2009, the Credit Facility was amended to allow for the acquisition of Macro International Inc. (“Macro”), for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins the Company pays to borrow funds under the Credit Facility. The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.12% to 2.14% during the first quarter of 2011.

As of March 31, 2011, the Company had $80.0 million in debt outstanding, $1.3 million in outstanding letters of credit, and unused borrowing capacity of $193.7 million under the Credit Facility. During the first quarter ended March 31, 2011, the Company decreased its net borrowings by $5.0 million. This change in debt outstanding reflects the Company’s cash flow from operations.

Note 6. Accounting for Stock-Based Compensation

The Company recognized stock-based compensation expense of $1.2 million for the three months ended March 31, 2011 and $1.7 million for the three months ended March 31, 2010. Unrecognized compensation expense of $13.1 million as of March 31, 2011, related to unvested stock-based compensation agreements, will be recognized over three to five years. For the three months ended March 31, 2011, the Company granted less than 0.1 million shares in the form of equity compensation. As of March 31, 2011, the Company had 2.6 million shares available to grant.

Note 7. Income Taxes

The effective tax rate for the three-month period ended March 31, 2011, was 40.0%. The gross unrecognized tax benefits were $0.9 million at March 31, 2011. The offsetting tax benefit at March 31, 2011 was $0.3 million. If recognized, $0.5 million of the net unrecognized tax benefits at March 31, 2011, would impact the effective tax rate.

The Company files income tax returns in the U.S. and various state and foreign jurisdictions. The 2007 through 2010 tax years remain subject to examination by the Internal Revenue Service, and the 2006 through 2010 tax years generally remain subject to examination by state authorities. The Company does not anticipate a significant increase or decrease in total unrecognized tax benefits during the next 12 months.

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. For the three months ended March 31, 2011, the Company recognized less than $0.1 million of penalties and interest.

The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of our controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 8. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and restricted stock units (“RSUs”). The dilutive effect of stock options and awards for each period reported is summarized below:

	Three Months Ended March 31,
	2011	2010

Net Income	$7,726	$5,420

Weighted-average number of basic shares outstanding during the period	19,580	19,282
Dilutive effect of stock options, restricted stock and RSUs	200	222

Weighted-average number of diluted shares outstanding during the period	19,780	19,504

Basic earnings per share	$0.39	$0.28

Diluted earnings per share	$0.39	$0.28

Note 9. Recent Pronouncements

ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB revised the accounting guidance pertaining to revenue arrangements with multiple deliverables. Prior to this guidance, in order for deliverables within an arrangement to be separated, the items must have stand-alone value as defined by the statement and there must be objective and reliable evidence of fair value for all elements or at a minimum the undelivered elements within the arrangement. Objective and reliable evidence of fair value meant there was vendor-specific-objective-evidence (“VSOE”) of fair value, which consisted of the price charged when the deliverable was sold separately or a price established by management with the authority to establish the price for the item before it was to be sold separately. If VSOE did not exist, third-party evidence was also acceptable. The new standard allows for the use of an estimated management selling price to determine the value of deliverables within an arrangement when VSOE or third-party evidence does not exist. The new guidance also eliminated the use of the residual method of allocation allowed in the previous guidance. The Company has multiple-deliverable arrangements. The guidance was effective for the Company beginning January 1, 2011. The new guidance did not have a material impact on the Company’s financial condition and results of operations.

ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. In October 2009, the FASB also revised the guidance related to software revenue and multiple-element arrangements with software components. The new guidance related to software revenue recognition excludes arrangements with tangible products containing software and non-software components that function together to deliver a product’s essential functionality. Prior to the new guidance, VSOE of fair value was required for the undelivered elements in the arrangement in order for the Company to account for the elements separately. However, as a result of the new guidance noted above with respect to multiple-deliverable arrangements and the guidance related to software revenue recognition, VSOE may not be required if another topic of the accounting standards codification provides guidance on how to allocate the consideration for contract deliverables. Thus, if there are software and non-software components within the same contract and the software components fall within the scope of the Software Elements topic of the code, but that topic addresses solely separation and not allocation, one can now refer back to the Multiple Deliverables topic of the codification for guidance on consideration allocation. The Multiple Deliverables guidance allows consideration to be allocated based upon a relative fair value basis using the entity’s best estimate of fair value, which is no longer limited to VSOE or third-party evidence, but may entail management’s best estimate of selling price. The guidance was effective for the Company beginning January 1, 2011. The new guidance did not have a material impact on the Company’s financial condition and results of operations.

Note 10. Subsequent Events

In April 2011, the Company entered into a new lease for operating space in Gaithersburg Maryland, which will consolidate certain operations into a single location. The lease will commence in March 2012. Aggregate rent expense over the 12-year, 4-month period will be approximately $43.8 million, and will be recognized on a straight-line basis over the term of the lease.

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

We have more than 3,700 employees, including many recognized as thought leaders in their respective fields. The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with over 50 domestic regional offices and international offices in Beijing, New Delhi, Ottawa, Toronto, Brussels, London, Moscow, and Rio de Janeiro.

OUTLOOK

Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements across the program life cycle in our three key markets, and to complete additional acquisitions and to integrate them successfully. In our three markets, we will continue to focus on building scale in domain and horizontal expertise, developing our commercial, as well as our government business, and replicating our business model geographically throughout the United States and globally.

CRITICAL ACCOUNTING ESTIMATES

The preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. If any of these estimates or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe that the estimates, assumptions, and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and we therefore consider them to be critical accounting policies.

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

Revenue recognition requires us to use judgment relative to assessing risks, estimating contract revenue and costs or other variables, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of revenue and estimates at completion can be complicated and is subject to many variables. Contract costs include labor, subcontracting costs, and other direct costs, as well as an allocation of allowable indirect costs. We must also make assumptions regarding the length of time to complete the contract because costs include expected increases in wages, prices for subcontractors, and other direct costs. From time to time, facts develop that require us to revise our estimated total costs or hours and thus the associated revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. Provision for the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. As a result, operating results could be affected by revisions to prior accounting estimates.

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

Equity compensation

Incentive stock awards are measured at fair value. We have elected to use the Black-Scholes-Merton option pricing model to value any options granted and to amortize compensation expense relating to share-based payments on a straight-line basis over the requisite service period. The Company will reconsider its use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that prevent their value from being reasonably estimated using this model.

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

We have elected to perform the annual goodwill impairment review during the fourth quarter, as of September 30 of each year. For purposes of performing this test, we have concluded that we are one business segment/reporting unit. We estimate fair value of our one reporting unit using a market based approach. In 2010, we elected to carry-forward our detailed determination of fair value from the 2009 goodwill impairment test conducted as of September 30, 2009. We believe this approach is appropriate as our assets and liabilities have not changed significantly from September 30, 2009, the fair value determination performed in 2009 exceeded our carrying value by a substantial margin, and the likelihood that a current fair value determination would be less than our carrying value would be remote. Based upon management’s review, it was determined that no goodwill impairment charge was required as of December 31, 2010.

We are required to review long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

Recent pronouncements

New accounting standards are discussed in “Note 9 — Recent Pronouncements” of our “Notes to Consolidated Financial Statements” appearing in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months ended March 31, 2011, compared to Three Months ended March 31, 2010

The following table sets forth certain items from our unaudited consolidated statements of earnings and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,				Year-to-Year Change Three Months Ended March 31,
	2011	2010	2011	2010	2010 to 2011
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$194,742	$174,438	100.0%	100.0%	$20,304	11.6%
Direct Costs	118,221	107,559	60.7%	61.7%	10,662	9.9%
Operating Costs and Expenses
Indirect and selling expenses	57,926	51,030	29.7%	29.3%	6,896	13.5%
Depreciation and amortization	2,761	2,668	1.4%	1.5%	93	3.5%
Amortization of intangible assets	2,415	3,081	1.2%	1.8%	(666)	(21.6)%

Total Operating Costs and Expenses	63,102	56,779	32.4%	32.5%	6,323	11.1%

Operating Income	13,419	10,100	6.9%	5.8%	3,319	32.9%
Other (Expense) Income
Interest expense	(629)	(963)	(0.3)%	(0.6)%	334	(34.7)%
Other	87	19	—	—	68	357.9%

Income before Taxes	12,877	9,156	6.6%	5.2%	3,721	40.6%
Provision for Income Taxes	5,151	3,736	2.6%	2.1%	1,415	37.9%

Net Income	$7,726	$5,420	4.0%	3.1%	$2,306	42.5%

Gross Revenue. Revenue for the three months ended March 31, 2011, was $194.7 million, compared to $174.4 million for the three months ended March 31, 2010, representing an increase of $20.3 million or 11.6%. The increase is primarily attributable to growth in the domestic commercial market of $9.8 million and growth in the U.S. government market of $8.4 million.

Direct costs. Direct costs for the three months ended March 31, 2011, were $118.2 million compared to $107.6 million for the three months ended March 31, 2010, an increase of $10.7 million or 9.9%. Direct costs as a percent of revenue were 60.7% for the three months ended March 31, 2011, compared to 61.7% for the three months ended March 31, 2010. The decrease in direct costs as a percent of revenue reflect growth in gross revenue, partially offset by an increase in direct labor expense and subcontractor expense, compared to the three months ended March 31, 2010.

Indirect and selling expenses. Indirect and selling expenses for the three months ended March 31, 2011, were $57.9 million compared to $51.0 million for the three months ended March 31, 2010, an increase of $6.9 million or 13.5%. Indirect and selling expenses as a percent of revenue were 29.7% for the three months ended March 31, 2011, compared to 29.3% for the three months ended March 31, 2010. The increase in indirect and selling expenses as a percent of revenue reflect increased indirect labor expense, partially offset by growth in gross revenue, compared to the three months ended March 31, 2010.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2011, was $2.4 million compared to $3.1 million for the three months ended March 31, 2010. The 21.6% decrease resulted primarily from amortization related to intangible assets that had been fully amortized prior to March 31, 2011, but had not been fully amortized as of March 31, 2010.

Operating Income. For the three months ended March 31, 2011, operating income was $13.4 million compared to $10.1 million for the three months ended March 31, 2010, an increase of $3.3 million or 32.9%. Operating income and operating income as a percent of revenue increased primarily due to higher contract revenue, partially offset by an increase in direct costs of 9.9% and operating costs and expenses of 11.1% for the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.

Interest expense. For the three months ended March 31, 2011, interest expense was $0.6 million, compared to $1.0 million for the three months ended March 31, 2010. The decrease was due primarily to a lower average debt balance during the first three months of 2011, as compared to the average debt balance during the first three months of 2010.

Provision for Income Taxes. Our effective income tax rate for the three months ended March 31, 2011, was 40.0% compared to 40.8% for the three months ended March 31, 2010. The decrease in the effective rate for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, is primarily due to less net unfavorable current year adjustments.

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

	Three Months Ended March 31,
	2011	2010
Energy, environment, and transportation	41%	40%
Health, education, and social programs	45%	46%
Homeland security and defense	14%	14%

Total	100%	100%

Our primary clients are the agencies and departments of the U.S. federal and state governments. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated. Certain amounts in the prior year have been reclassified to conform to current year presentation.

	Three Months Ended March 31,
	2011	2010
U.S. federal government	68%	72%
U.S. state and local government	10%	10%
Domestic commercial	17%	14%
International	5%	4%

Total	100%	100%

The decrease in U.S. federal government revenue as a percent of total revenue, compared to the three months ended March 31, 2010, is primarily attributable to the growth in domestic commercial revenue outpacing growth in U.S. federal government revenue. The increase in domestic commercial revenue as a percent of total revenue, compared to the three months ended March 31, 2010, is primarily attributable to growth in revenue from domestic energy-related clients.

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

	Three Months Ended March 31,
	2011	2010
Time-and-materials	51%	49%
Cost-based	22%	24%
Fixed-price	27%	27%

Total	100%	100%

Time-and-materials contracts. Under time-and-materials contracts, we are paid for labor at fixed hourly rates and generally reimbursed separately for allowable materials, other direct costs, and out-of-pocket expenses. Our actual labor costs may vary from the expected costs that formed the basis for our negotiated hourly rates if we utilize different employees than anticipated, need to hire additional employees at higher wages, increase the compensation paid to existing employees, or are able to hire employees at lower-than-expected rates. Our non-labor costs, such as fringe benefits, overhead, and general and administrative costs, also may be higher or lower than we anticipated. To the extent that our actual labor and non-labor costs under a time-and-materials contract vary significantly from our expected costs or the negotiated hourly rates, we can generate more or less than the targeted amount of profit or, perhaps, incur a loss.

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

Fixed-price contracts. Under fixed-price contracts, we perform specific tasks for a pre-determined price. Compared to time-and-materials and cost-based contracts, fixed-price contracts involve greater financial risk because we bear the full impact of labor and non-labor costs that exceed our estimates, in terms of costs per hour, number of hours, and all other costs of performance, in return for the full benefit of any cost savings. We therefore may generate more or less than the targeted amount of profit or, perhaps, incur a loss.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	March 31,
	2011	2010
	(in millions)
Funded	$639.1	$562.8
Unfunded	$732.8	$771.3

Total	$1,371.9	$1,334.1

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

On March 31, 2009, the Credit Facility was amended to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins we pay to borrow funds under the Credit Facility. We have the ability to borrow funds under the Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.12% to 2.14% during the first quarter of 2011.

As of March 31, 2011, we had $80.0 million in debt outstanding, $1.3 million in outstanding letters of credit, and unused borrowing capacity of $193.7 million under the Credit Facility. During the first quarter ended March 31, 2011, we decreased our net borrowings by $5.0 million. This change in debt outstanding reflects our cash flow from operations. As of March 31, 2011, we were in compliance with the covenants under the Credit Facility.

Financial Condition. There were several changes in our balance sheet during the three months ended March 31, 2011. Long-term debt decreased from $85.0 million on December 31, 2010, to $80.0 million on March 31, 2011, due to cash flow from operations and reductions in working capital requirements. Accrued salaries and benefits increased from $40.8 million on December 31, 2010, to $44.9 million on March 31, 2011, primarily due to the timing of payments. Days-sales-outstanding were 74 days at March 31, 2011, and were 72 days at December 31, 2010, while our days-payable-outstanding were 46 days at March 31, 2011, and were 48 days at December 31, 2010.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of March 31, 2011, we had $80.0 million borrowed under our revolving line of credit, outstanding letters of credit of $1.3 million, and unused borrowing capacity of $193.7 million which is available for our working capital needs.

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

Cash. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash was $6.3 million and $3.3 million on March 31, 2011, and December 31, 2010, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the three months ended March 31, 2011, and March 31, 2010:

	Three Months Ended March 31,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$13,826	$15,863
Net cash used in investing activities	(6,271)	(1,540)
Net cash used in financing activities	(4,724)	(9,828)
Effect of exchange rate on cash	156	(82)

Net increase in cash	$2,987	$4,413

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $13.8 million in the three months ended March 31, 2011, and $15.9 million in the three months ended March 31, 2010. Cash flows from operating activities for the first three months of 2011 were positively impacted by the timing of taxes receivable and payable, and accrued salaries and benefits, partially offset by accounts payable and accrued expenses. Cash flows from operating activities for the first three months of 2010 were positively impacted by contract receivable payments and the timing of taxes receivable and payable, partially offset by accounts payable and deferred revenue.

Investing activities used cash of $6.3 million for the three months ended March 31, 2011, compared to $1.5 million for the three months ended March 31, 2010. The cash used in investing activities for the first three months of 2011 was primarily for our acquisition of Marbek. The cash used in investing activities for the first three months of 2010 was primarily related to the purchase of property and equipment.

For the three months ended March 31, 2011, cash flow used in financing activities of $4.7 million was attributable primarily to $5.0 million in net repayments to our revolving line of credit. For the three months ended March 31, 2010, cash flow used in financing activities of $9.8 million was attributable primarily to $10.0 million in net repayments to our revolving line of credit.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $5.0 million that reduce the funds available under the revolving line of credit when issued. As of March 31, 2011, we had five outstanding letters of credit with a total value of $1.3 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Investing in our common stock involves risk. There are numerous and varied risks, known and unknown, that may affect us and prevent us from achieving our goals. There have been no material changes in those risk factors discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

The risks described in our Annual Report on Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock. For the three months ended March 31, 2011, a total of 800 shares of unregistered stock, valued at an aggregate of $20,848, were issued to two directors of the Company in lieu of cash for director fee compensation on January 3, 2011. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. During the three months ended March 31, 2011, the Company purchased 35,823 shares of common stock for an aggregate of $779,273 from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the vesting of restricted stock, in accordance with the applicable long-term incentive plan. The average fair value of the common stock purchased was $21.75 per share.

The following table summarizes stock repurchases for the three months ended March 31, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	4,561	$25.55	None	None
February 1 – February 28	563	$23.51	None	None
March 1 – March 31	30,699	$21.16	None	None

Total	35,823	$21.75	None	None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 6, 2011	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 6, 2011	By:	/s/ Ronald P. Vargo
Ronald P. Vargo
Chief Financial Officer and Executive Vice President (Principal Financial Officer)