Form 10-Q
period 2011-06-30
ICF International, Inc.
filed 2011-08-03
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes    ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

As of July 31, 2011, there were 19,760,294 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2011	December 31, 2010
	(Unaudited)
Current Assets:
Cash	$2,677	$3,301
Contract receivables, net	184,409	176,963
Prepaid expenses and other	9,395	6,995
Income tax receivable	2,761	1,628
Deferred income taxes	4,564	4,973

Total current assets	203,806	193,860

Total property and equipment, net	17,247	18,887
Other assets:
Goodwill	325,835	323,467
Other intangible assets, net	22,685	26,148
Restricted cash	1,735	3,179
Other assets	7,520	7,278

Total Assets	$578,828	$572,819

Current Liabilities:
Accounts payable	$33,255	$29,866
Accrued salaries and benefits	42,911	40,750
Accrued expenses	24,772	25,522
Deferred revenue	20,596	20,034

Total current liabilities	121,534	116,172

Long-term liabilities:
Long-term debt	63,414	85,000
Deferred rent	6,312	5,142
Deferred income taxes	9,560	10,068
Other	5,250	3,704

Total Liabilities	206,070	220,086
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 19,854,975 and 19,618,659 issued; and 19,758,966 and 19,567,571 outstanding as of June 30, 2011, and December 31, 2010, respectively	20	20
Additional paid-in capital	225,058	220,891
Retained earnings	150,326	133,637
Treasury stock	(2,322)	(1,291)
Accumulated other comprehensive loss	(324)	(524)

Total Stockholders’ Equity	372,758	352,733

Total Liabilities and Stockholders’ Equity	$578,828	$572,819

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2011	2010	2011	2010

Gross Revenue	$213,395	$199,647	$408,137	$374,085
Direct Costs	133,522	125,131	251,743	232,690
Operating costs and expenses:
Indirect and selling expenses	59,270	56,130	117,196	107,160
Depreciation and amortization	2,778	2,643	5,539	5,311
Amortization of intangible assets	2,321	3,082	4,736	6,163

Total operating costs and expenses	64,369	61,855	127,471	118,634

Operating income	15,504	12,661	28,923	22,761
Interest expense	(564)	(917)	(1,193)	(1,880)
Other income	2	79	89	98

Income before income taxes	14,942	11,823	27,819	20,979
Provision for income taxes	5,979	4,622	11,130	8,358

Net income	$8,963	$7,201	$16,689	$12,621

Earnings per Share:
Basic	$0.46	$0.37	$0.85	$0.65

Diluted	$0.45	$0.37	$0.84	$0.65

Weighted-average Shares:
Basic	19,688	19,351	19,634	19,317

Diluted	19,847	19,568	19,849	19,537

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six months ended June 30,
	2011	2010
Cash flows from operating activities
Net income	$16,689	$12,621
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(157)	(2,220)
(Gain) loss on disposal of fixed assets	(58)	19
Non-cash equity compensation	2,972	3,888
Depreciation and amortization	10,275	11,474
Deferred rent	1,251	381
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(5,778)	9,579
Prepaid expenses and other assets	(2,987)	(2,114)
Accounts payable	2,878	(3,822)
Accrued salaries and benefits	1,850	2,213
Accrued expenses	37	887
Deferred revenue	561	(5,301)
Income tax receivable and payable	(1,140)	5,235
Restricted cash	1,444	(1,027)
Other liabilities	1,545	(646)

Net cash provided by operating activities	29,382	31,167

Cash flows from investing activities
Capital expenditures	(4,234)	(3,077)
Capitalized software development costs	(28)	(201)
Payments for business acquisitions, net of cash received	(4,523)	—

Net cash used in investing activities	(8,785)	(3,278)

Cash flows from financing activities
Advances from working capital facilities	81,841	13,051
Payments on working capital facilities	(103,427)	(38,051)
Debt issue costs	—	(21)
Proceeds from exercise of options	219	489
Tax benefits of stock option exercises and award vesting	911	606
Net payments for stockholder issuances and buybacks	(965)	(572)

Net cash used in financing activities	(21,421)	(24,498)
Effect of exchange rate on cash	200	(406)

Increase (decrease) in cash	(624)	2,985
Cash, beginning of period	3,301	2,353

Cash, end of period	$2,677	$5,338

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,185	$2,379

Income taxes	$11,760	$4,682

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share amounts)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of the results of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the three-month and six-month periods ended June 30, 2011, and June 30, 2010. Operating results for the three-month and six-month periods ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities approximate their estimated fair values at June 30, 2011, due to their short maturities. The Company believes the carrying value of the lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at June 30, 2011. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 4, 2011.

Nature of Operations

The Company provides management, technology, and policy professional services in the areas of energy, environment, and transportation; health, education, and social programs; and homeland security and defense. The Company’s major clients are United States (“U.S.”) government departments and agencies, especially the Department of Health and Human Services (“HHS”), Department of Defense (“DoD”), Department of State (“DOS”), Environmental Protection Agency (“EPA”), Department of Homeland Security (“DHS”), Department of Agriculture (“USDA”), Department of Housing and Urban Development (“HUD”), Department of Transportation (“DOT”), Department of Interior (“DOI”), Department of Justice (“DOJ”), Department of Energy (“DOE”), and Department of Education (“ED”); state and local government departments and agencies; commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms; and other governmental organizations throughout the U.S. and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with over 50 domestic regional offices and international offices in Beijing, New Delhi, Ottawa, Toronto, Brussels, London, Moscow, and Rio de Janeiro.

Note 2. Acquisitions

In January 2011, the Company completed the acquisition of Marbek Resource Consultants Ltd. (“Marbek”), a Canadian energy and environmental consulting firm. The acquisition was immaterial to the financial statements taken as a whole. The acquisition created an integrated energy, climate, and environmental consultancy with a strong presence in Canada.

Note 3. Contract Receivables

Contract receivables consisted of the following:

	June 30, 2011	December 31, 2010
Billed	$123,048	$127,452
Unbilled	63,067	51,433
Allowance for doubtful accounts	(1,706)	(1,922)

Contract receivables, net	$184,409	$176,963

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

Commitments

In April 2011, the Company entered into a new lease for operating space in Gaithersburg, Maryland, which will consolidate certain operations into a single location. Rent expense will be recognized on a straight line basis over the term of the lease. Aggregate rent expense over the 12-year, 8-month period will be approximately $43.8 million.

Note 5. Debt

The Company entered into its Second Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on February 20, 2008, with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (maturing February 20, 2013) under a revolving line of credit. The Credit Facility provides for borrowings of up to $275.0 million without a borrowing base requirement and also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $75.0 million, subject to lenders’ approval. The Credit Facility provides for pre-approval by the lenders for acquisitions with individual purchase prices of up to $75.0 million, if certain conditions are met. The Credit Facility is collateralized by substantially all of the assets of the Company, and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined by the Credit Facility, require that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. As of June 30, 2011, the Company was in compliance with the covenants under the Credit Facility.

On March 31, 2009, the Credit Facility was amended to allow for the acquisition of Macro International Inc. (“Macro”), for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins the Company pays to borrow funds under the Credit Facility. The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.06% to 2.13% during the second quarter of 2011.

As of June 30, 2011, the Company had $63.4 million in long-term debt outstanding, $1.7 million in outstanding letters of credit, and unused borrowing capacity of $209.9 million under the Credit Facility. During the second quarter ended June 30, 2011, the Company decreased its long-term debt outstanding by $16.6 million.

Note 6. Accounting for Stock-Based Compensation

The Company recognized stock-based compensation expense of $1.8 million and $3.0 million for the three months and six months ended June 30, 2011, respectively, and $2.2 million and $3.9 million for the three months and six months ended June 30, 2010, respectively. Unrecognized compensation expense of $20.0 million as of June 30, 2011, related to unvested stock-based compensation agreements, will be recognized over the next three to five years. For the six months ended June 30, 2011, the Company granted approximately 0.6 million shares in the form of equity compensation. As of June 30, 2011, the Company had 1.9 million shares available to grant.

Note 7. Income Taxes

The effective tax rate for both the three-month and six-month periods ended June 30, 2011, was 40.0%. The gross unrecognized tax benefits were $0.9 million at June 30, 2011. The offsetting tax benefit at June 30, 2011, was $0.3 million. If recognized, $0.6 million of the net unrecognized tax benefits at June 30, 2011, would impact the effective tax rate.

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

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. For the six months ended June 30, 2011, the Company recognized less than $0.1 million of penalties and interest.

The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of our controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 8. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options, the vesting of restricted stock and the vesting of restricted stock units (“RSUs”). The dilutive effect of stock options, restricted stock and RSU awards for each period reported is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net Income	$8,963	$7,201	$16,689	$12,621

Weighted-average number of basic shares outstanding during the period	19,688	19,351	19,634	19,317
Dilutive effect of stock options, restricted stock and RSUs	159	217	215	220

Weighted-average number of diluted shares outstanding during the period	19,847	19,568	19,849	19,537

Basic earnings per share	$0.46	$0.37	$0.85	$0.65

Diluted earnings per share	$0.45	$0.37	$0.84	$0.65

Note 9. Recent Pronouncements

ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. In October 2009, the Financial Accounting Standards Board (“FASB”) revised the accounting guidance pertaining to revenue arrangements with multiple deliverables. Prior to this guidance, in order for deliverables within an arrangement to be separated, the items must have stand-alone value as defined by the statement and there must be objective and reliable evidence of fair value for all elements or at a minimum the undelivered elements within the arrangement. Objective and reliable evidence of fair value meant there was vendor-specific-objective-evidence (“VSOE”) of fair value, which consisted of the price charged when the deliverable was sold separately or a price established by management with the authority to establish the price for the item before it was to be sold separately. If VSOE did not exist, third-party evidence was also acceptable. The new standard allows for the use of an estimated management selling price to determine the value of deliverables within an arrangement when VSOE or third-party evidence does not exist. The new guidance also eliminated the use of the residual method of allocation allowed in the previous guidance. The Company has multiple-deliverable arrangements. The guidance was effective for the Company beginning January 1, 2011. The new guidance did not have a material impact on the Company’s financial condition and results of operations.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including, but not limited to:

•	our dependence on contracts with federal, state, and local government agencies and departments for the majority of our revenue;

•	changes in the economic and political climate that may affect spending patterns and priorities of our clients;

•	failure by Congress or other governmental bodies to approve budgets or other legislation in a timely fashion;

•	results of government audits and investigations;

•	failure to receive the full amount of our backlog;

•	loss of members of management;

•	difficulties implementing our acquisition strategy;

•	difficulties expanding our service offerings and client base; and

•	liabilities arising from our major contract with the State of Louisiana, which was completed in 2009.

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

OUTLOOK

Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements across the program life cycle in our three key markets, and to complete additional acquisitions and to integrate them successfully. In our three markets, we will continue to focus on building scale in domain and horizontal expertise, developing our commercial, as well as our government, business and replicating our business model geographically throughout the United States and globally.

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

•

Time-and-Materials Contracts. Revenue for time-and-materials contracts is recorded on the basis of allowable labor hours worked multiplied by the contract-defined billing rates, plus the costs of other items used in the performance of the contract. Profits and losses on time-and-materials contracts result from the difference between the cost of services performed and the contract-defined billing rates for these services.

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

We have elected to perform the annual goodwill impairment review during the fourth quarter, as of September 30 of each year. For purposes of performing this test, we have concluded that the Company is one reporting unit. We estimate fair value of our one reporting unit using a market-based approach. In 2010, we elected to carry-forward our detailed determination of fair value from the 2009 goodwill impairment test conducted as of September 30, 2009. We believe this approach is appropriate because our financial position and results of operations had not changed significantly from September 30, 2009, the fair value determination performed in 2009 exceeded our carrying value by a substantial margin, and the likelihood that a current fair value determination would be less than our carrying value was remote. Based upon management’s review, it was determined that no goodwill impairment charge was required as of December 31, 2010, or June 30, 2011.

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

RESULTS OF OPERATIONS

Three Months ended June 30, 2011, compared to Three Months ended June 30, 2010

The following table sets forth certain items from our unaudited consolidated statements of earnings and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Year-to-Year Change Three Months Ended June 30, 2010 to 2011
	2011	2010	2011	2010
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$213,395	$199,647	100.0%	100.0%	$13,748	6.9%
Direct Costs	133,522	125,131	62.6%	62.7%	8,391	6.7%
Operating Costs and Expenses
Indirect and selling expenses	59,270	56,130	27.7%	28.1%	3,140	5.6%
Depreciation and amortization	2,778	2,643	1.3%	1.3%	135	5.1%
Amortization of intangible assets	2,321	3,082	1.1%	1.6%	(761)	(24.7)%

Total Operating Costs and Expenses	64,369	61,855	30.1%	31.0%	2,514	4.1%

Operating Income	15,504	12,661	7.3%	6.3%	2,843	22.5%
Other (Expense) Income
Interest expense	(564)	(917)	(0.3)%	(0.5)%	353	(38.5)%
Other income	2	79	—	0.1%	(77)	(97.5)%

Income before Income Taxes	14,942	11,823	7.0%	5.9%	3,119	26.4%
Provision for Income Taxes	5,979	4,622	2.8%	2.3%	1,357	29.4%

Net Income	$8,963	$7,201	4.2%	3.6%	$1,762	24.5%

Gross Revenue. Revenue for the three months ended June 30, 2011, was $213.4 million, compared to $199.6 million for the three months ended June 30, 2010, representing an increase of $13.7 million or 6.9%. The increase is primarily attributable to growth in the domestic commercial market of $14.6 million, partially offset by a decrease in the international market.

Direct costs. Direct costs for the three months ended June 30, 2011, were $133.5 million compared to $125.1 million for the three months ended June 30, 2010, an increase of $8.4 million or 6.7%. The increase in direct costs is primarily attributable to an increase in direct labor expense and subcontractor expense. Direct costs as a percent of revenue were 62.6% for the three months ended June 30, 2011, compared to 62.7% for the three months ended June 30, 2010.

Indirect and selling expenses. Indirect and selling expenses for the three months ended June 30, 2011 were $59.3 million compared to $56.1 million for the three months ended June 30, 2010, an increase of $3.1 million or 5.6%. Indirect and selling expenses as a percent of revenue were 27.7% for the three months ended June 30, 2011, compared to 28.1% for the three months ended June 30, 2010. The decrease in indirect and selling expenses as a percent of revenue reflect growth in gross revenue, partially offset by an increase in indirect labor expense compared to the three months ended June 30, 2010.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2011, was $2.3 million compared to $3.1 million for the three months ended June 30, 2010. The 24.7% decrease resulted primarily from amortization related to intangible assets that were fully amortized prior to June 30, 2011, but were not fully amortized as of June 30, 2010.

Operating Income. For the three months ended June 30, 2011, operating income was $15.5 million compared to $12.7 million for the three months ended June 30, 2010, an increase of $2.8 million or 22.5%. Operating income and operating income as a percent of revenue increased primarily due to higher gross revenue, partially offset by an increase in direct costs of 6.7% and operating costs and expenses of 4.1% for the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.

Interest expense. For the three months ended June 30, 2011, interest expense was $0.6 million, compared to $0.9 million for the three months ended June 30, 2010. The decrease was due primarily to a lower average debt balance during the second quarter of 2011, as compared to the average debt balance during the second quarter of 2010.

Provision for Income Taxes. Our effective income tax rate for the three months ended June 30, 2011, was 40.0% compared to 39.1% for the three months ended June 30, 2010. The increase in the effective rate for the three months ended June 30, 2011, compared to the three months ended June 30, 2010, is primarily due to higher unfavorable current year adjustments.

Six Months ended June 30, 2011, compared to Six Months ended June 30, 2010

The following table sets forth certain items from our unaudited consolidated statements of earnings and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Six Months Ended June 30,				Year-to-Year Change Six Months Ended June 30, 2010 to 2011
	2011	2010	2011	2010
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$408,137	$374,085	100.0%	100.0%	$34,052	9.1%
Direct Costs	251,743	232,690	61.7%	62.2%	19,053	8.2%
Operating Costs and Expenses
Indirect and selling expenses	117,196	107,160	28.6%	28.6%	10,036	9.4%
Depreciation and amortization	5,539	5,311	1.4%	1.4%	228	4.3%
Amortization of intangible assets	4,736	6,163	1.2%	1.7%	(1,427)	(23.2)%

Total Operating Costs and Expenses	127,471	118,634	31.2%	31.7%	8,837	7.4%

Operating Income	28,923	22,761	7.1%	6.1%	6,162	27.1%
Other (Expense) Income
Interest expense	(1,193)	(1,880)	(0.3)%	(0.5)%	687	(36.5)%
Other income	89	98	—	—	(9)	(9.2)%

Income before Income Taxes	27,819	20,979	6.8%	5.6%	6,840	32.6%
Provision for Income Taxes	11,130	8,358	2.7%	2.2%	2,772	33.2%

Net Income	$16,689	$12,621	4.1%	3.4%	$4,068	32.2%

Gross Revenue. Revenue for the six months ended June 30, 2011, was $408.1 million, compared to $374.1 million for the six months ended June 30, 2010, representing an increase of $34.1 million or 9.1%. The increase is primarily attributable to growth in the domestic commercial market of $24.4 million and growth in the U.S. government market of $9.1 million.

Direct costs. Direct costs for the six months ended June 30, 2011, were $251.7 million compared to $232.7 million for the six months ended June 30, 2010, an increase of $19.1 million or 8.2%. Direct costs as a percent of revenue were 61.7% for the six months ended June 30, 2011, compared to 62.2% for the six months ended June 30, 2010. The decrease in direct costs as a percent of revenue reflect growth in gross revenue, partially offset by an increase in direct labor expense and subcontractor expense, compared to the six months ended June 30, 2010.

Indirect and selling expenses. Indirect and selling expenses for the six months ended June 30, 2011, were $117.2 million compared to $107.2 million for the six months ended June 30, 2010, an increase of $10.0 million or 9.4%. Indirect and selling expenses as a percent of revenue were 28.6% for the six months ended June 30, 2011, and June 30, 2010. Indirect and selling expenses as a percent of revenue remained flat due to growth in gross revenue, offset by an increase in indirect labor expense compared to the six months ended June 30, 2010.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2011, was $4.7 million compared to $6.2 million for the six months ended June 30, 2010. The 23.2% decrease resulted primarily from amortization related to intangible assets that were fully amortized prior to June 30, 2011, but were not fully amortized as of June 30, 2010.

Operating Income. For the six months ended June 30, 2011, operating income was $28.9 million compared to $22.8 million for the six months ended June 30, 2010, an increase of $6.2 million or 27.1%. Operating income increased primarily due to higher gross revenue, partially offset by an increase in direct costs of 8.2% and operating costs and expenses of 7.4% for the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.

Interest expense. For the six months ended June 30, 2011, interest expense was $1.2 million, compared to $1.9 million for the six months ended June 30, 2010. The decrease was due primarily to a lower average debt balance during the first six months of 2011, as compared to the average debt balance during the first six months of 2010.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Energy, environment, and transportation	43%	39%	42%	39%
Health, education, and social programs	43%	46%	44%	46%
Homeland security and defense	14%	15%	14%	15%

Total	100%	100%	100%	100%

The increase in energy, environment, and transportation revenue and the decrease in health, education, and social programs revenue as a percent of total revenue, for the three months and six months ended June 30, 2011, compared to the three months and six months ended June 30, 2010, is primarily attributable to revenue growth in domestic, energy-related clients.

Our primary clients are the agencies and departments of the U.S. federal and state governments. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
U.S. federal government	66%	70%	67%	71%
U.S. state and local government	10%	11%	10%	11%
Domestic commercial	20%	14%	19%	14%
International	4%	5%	4%	4%

Total	100%	100%	100%	100%

The decrease in U.S. federal government revenue and the increase in domestic commercial revenue as a percent of total revenue, for the three months and six months ended June 30, 2011, compared to the three months and six months ended June 30, 2010, is primarily attributable to revenue growth in domestic, energy-related clients.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Time-and-materials	49%	49%	50%	49%
Fixed-price	27%	29%	27%	28%
Cost-based	24%	22%	23%	23%

Total	100%	100%	100%	100%

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

Cost-based contracts. Under cost-based contracts, we are paid based on the allowable costs we incur, and usually receive a fee. All of our cost-based contracts reimburse us for our direct labor and fringe-benefit costs that are allowable under the contract; however, certain contracts limit the amount of overhead and general and administrative costs we can recover, which may be less than our actual overhead and general and administrative costs. In addition, our fees are constrained by fee ceilings and, in certain cases, such as with grants and cooperative agreements, we may receive no fee. Because of these limitations, our cost-based contracts, on average, are our least profitable type of contract, and we may generate less than the expected return, or perhaps, incur a loss. Cost-based fixed-fee contracts specify the fee to be paid. Cost-based incentive-fee and cost-based award-fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	June 30,
	2011	2010
	(in millions)
Funded	$578.8	$549.2
Unfunded	$770.6	$739.5

Total	$1,349.4	$1,288.7

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

On March 31, 2009, the Credit Facility was amended to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins we pay to borrow funds under the Credit Facility. We have the ability to borrow funds under the Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.06% to 2.13% during the second quarter of 2011.

Financial Condition. There were several changes in our balance sheet during the six months ended June 30, 2011. Long-term debt decreased from $85.0 million on December 31, 2010, to $63.4 million on June 30, 2011, due to cash flow from operations and reductions in working capital requirements. Accounts payable and accrued salaries and benefits increased to $76.2 million on June 30, 2011, from $70.6 million on December 31, 2010, primarily due to the timing of payments. Days-sales-outstanding were 69 days at June 30, 2011, and were 73 days at December 31, 2010, and our days-payable-outstanding were 46 days at June 30, 2011, and were 49 days at December 31, 2010.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of June 30, 2011, we had $63.4 million borrowed under our revolving line of credit, outstanding letters of credit of $1.7 million, and unused borrowing capacity of $209.9 million which is available for our working capital needs.

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

Cash. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash was $2.7 million and $3.3 million on June 30, 2011, and December 31, 2010, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the six months ended June 30, 2011, and June 30, 2010:

	Six Months Ended June 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$29,382	$31,167
Net cash used in investing activities	(8,785)	(3,278)
Net cash used in financing activities	(21,421)	(24,498)
Effect of exchange rate on cash	200	(406)

Net increase (decrease) in cash	$(624)	$2,985

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $29.4 million in the six months ended June 30, 2011, and $31.2 million in the six months ended June 30, 2010. Cash flows from operating activities for the first six months of 2011 were positively impacted by accounts payable and accrued salaries and benefits, partially offset by contract receivables and prepaid expenses. Cash flows from operating activities for the first six months of 2010 were positively impacted by contract receivables and the timing of tax payments, partially offset by deferred revenue and accounts payable.

Investing activities used cash of $8.8 million for the six months ended June 30, 2011, compared to $3.3 million for the six months ended June 30, 2010. The cash used in investing activities for the first six months of 2011 was primarily for our acquisition of Marbek and the purchase of property and equipment. The cash used in investing activities for the first six months of 2010 was primarily related to the purchase of property and equipment.

For the six months ended June 30, 2011, cash flow used in financing activities of $21.4 million was attributable primarily to $21.6 million in net repayments to our revolving line of credit. For the six months ended June 30, 2010, cash flow used in financing activities of $24.5 million was attributable primarily to $25.0 million in net repayments to our revolving line of credit.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $5.0 million that reduce the funds available under the revolving line of credit when issued. As of June 30, 2011, we had eight outstanding letters of credit with a total value of $1.7 million.

The following table summarizes our contractual obligations as of June 30, 2011 that requires us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Rent of facilities	$208,612	$26,287	$43,805	$33,671	$104,849
Operating lease obligations	3,793	1,904	1,542	347	—
Long-term debt obligation	63,414	—	63,414	—	—

Total	$275,819	$28,191	$108,761	$34,018	$104,849

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Interim Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls over financial reporting during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Issuances of Common Stock. For the three months ended June 30, 2011, a total of 1,350 shares of unregistered common stock, valued at an aggregate of $27,729, were issued to two directors of the Company in lieu of cash for director fee compensation on April 1, 2011. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. During the three months ended June 30, 2011, the Company purchased 24,020 shares of common stock for an aggregate of $594,354 from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the vesting of restricted stock, in accordance with the applicable long-term incentive plan. The average fair value of the common stock purchased was $24.74 per share.

The following table summarizes stock repurchases for the three months ended June 30, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
April 1 – April 30	7,052	$23.43	None	None
May 1 – May 31	13,284	$25.32	None	None
June 1 – June 30	3,684	$25.19	None	None

Total	24,020	$24.74	None	None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 3, 2011	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 3, 2011	By:	/s/ Sandra B. Murray
Sandra B. Murray
Interim Chief Financial Officer
(Principal Financial Officer)