Form 10-Q
period 2011-09-30
ICF International, Inc.
filed 2011-11-03
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEM BER 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

As of October 31, 2011, there were 19,766,104 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2011

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2011	December 31, 2010
	(Unaudited)
Current Assets:
Cash	$2,010	$3,301
Contract receivables, net	187,168	176,963
Prepaid expenses and other	8,673	6,995
Income tax receivable	1,503	1,628
Deferred income taxes	5,752	4,973

Total current assets	205,106	193,860

Total property and equipment, net	16,843	18,887
Other assets:
Goodwill	327,032	323,467
Other intangible assets, net	20,817	26,148
Restricted cash	1,551	3,179
Other assets	6,846	7,278

Total Assets	$578,195	$572,819

Current Liabilities:
Accounts payable	$32,490	$29,866
Accrued salaries and benefits	44,235	40,750
Accrued expenses	26,695	25,522
Deferred revenue	20,887	20,034

Total current liabilities	124,307	116,172

Long-term Liabilities:
Long-term debt	50,000	85,000
Deferred rent	6,828	5,142
Deferred income taxes	8,379	10,068
Other	5,100	3,704

Total Liabilities	194,614	220,086
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 19,871,832 and 19,618,659 issued; and 19,764,630 and 19,567,571 outstanding as of September 30, 2011, and December 31, 2010, respectively	20	20
Additional paid-in capital	227,031	220,891
Retained earnings	159,660	133,637
Treasury stock	(2,595)	(1,291)
Accumulated other comprehensive loss	(535)	(524)

Total Stockholders’ Equity	383,581	352,733

Total Liabilities and Stockholders’ Equity	$578,195	$572,819

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF EARNINGS (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Gross Revenue	$218,691	$197,711	$626,828	$571,796
Direct Costs	137,343	124,060	389,086	356,750
Operating costs and expenses:
Indirect and selling expenses	60,341	55,348	177,537	162,508
Depreciation and amortization	2,544	2,716	8,083	8,027
Amortization of intangible assets	2,369	3,082	7,105	9,245

Total operating costs and expenses	65,254	61,146	192,725	179,780

Operating income	16,094	12,505	45,017	35,266
Interest expense	(539)	(776)	(1,732)	(2,656)
Other income	—	99	89	197

Income before income taxes	15,555	11,828	43,374	32,807
Provision for income taxes	6,221	4,435	17,351	12,793

Net income	$9,334	$7,393	$26,023	$20,014

Earnings per Share:
Basic	$0.47	$0.38	$1.32	$1.03

Diluted	$0.47	$0.38	$1.31	$1.02

Weighted-average Shares:
Basic	19,728	19,413	19,666	19,349

Diluted	19,860	19,630	19,888	19,579

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$26,023	$20,014
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(2,525)	(3,690)
(Gain) loss on disposal of fixed assets	(13)	36
Non-cash equity compensation	4,786	6,242
Depreciation and amortization	15,188	17,272
Deferred rent	1,809	753
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(8,537)	4,715
Prepaid expenses and other assets	(1,745)	(2,070)
Accounts payable	2,718	(5,301)
Accrued salaries and benefits	3,086	12,609
Accrued expenses	2,023	2,702
Deferred revenue	852	(2,874)
Income tax receivable and payable	118	5,278
Restricted cash	1,628	(1,041)
Other liabilities	1,395	(1,039)

Net cash provided by operating activities	46,806	53,606

Cash flows from investing activities
Capital expenditures	(6,889)	(4,706)
Capitalized software development costs	(28)	(306)
Payments for business acquisitions, net of cash received	(6,220)	—

Net cash used in investing activities	(13,137)	(5,012)

Cash flows from financing activities
Advances from working capital facilities	104,469	22,094
Payments on working capital facilities	(139,469)	(67,094)
Debt issue costs	—	(21)
Proceeds from exercise of options	447	616
Tax benefits of stock option exercises and award vesting	815	784
Net payments for stockholder issuances and buybacks	(1,211)	(595)

Net cash used in financing activities	(34,949)	(44,216)
Effect of exchange rate on cash	(11)	(233)

Increase (decrease) in cash	(1,291)	4,145
Cash, beginning of period	3,301	2,353

Cash, end of period	$2,010	$6,498

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,694	$3,141

Income taxes	$19,174	$10,882

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share amounts)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments, that are of a normal recurring nature, necessary for a fair presentation of the results of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the three-month and nine-month periods ended September 30, 2011, and September 30, 2010. Operating results for the three-month and nine-month periods ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair values at September 30, 2011, due to their short maturities. The Company believes the carrying value of the lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at September 30, 2011. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2010, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 4, 2011.

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

Note 2. Business Combinations

In September 2011, the Company hired the staff and purchased select assets and liabilities of AeroStrategy L.L.C., a Michigan limited liability company, and AeroStrategy Limited, a limited company organized under the laws of England (collectively, “AeroStrategy”), an international aviation and aerospace management consulting firm. The purchase was immaterial to the financial statements taken as a whole. The purchase strengthened ICF’s aviation consulting business with additional services and an expanded client base.

In January 2011, the Company completed the acquisition of Marbek Resource Consultants Ltd. (“Marbek”), a Canadian energy and environmental consulting firm. The acquisition was immaterial to the financial statements taken as a whole. The acquisition created an integrated energy, climate, and environmental consultancy with a strong presence in Canada.

Note 3. Contract Receivables

Contract receivables consisted of the following:

	September 30, 2011	December 31, 2010
Billed	$121,987	$127,452
Unbilled	66,175	51,433
Allowance for doubtful accounts	(994)	(1,922)

Contract receivables, net	$187,168	$176,963

Contract receivables, net of the established allowance, are amounts expected to be received in future periods. Unbilled receivables result from revenue that has been earned in advance of billing. The unbilled receivables can be invoiced at contractually defined intervals or milestones, or upon completion of the contract or U.S. federal government incurred-cost audits. The Company anticipates that the majority of unbilled receivables will be substantially billed and collected within one year. Contract receivables are classified as current assets in accordance with industry practice.

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

Note 4. Commitments and Contingencies

Litigation and Claims

The Company is involved in various legal matters and proceedings arising in the ordinary course of business. While these matters and proceedings cause the Company to incur costs, including, but not limited to, attorneys’ fees, the Company currently believes that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

Commitments

In April 2011, the Company entered into a new lease for operating space in Gaithersburg, Maryland, which will consolidate certain operations into a single location. Rent expense will be recognized on a straight line basis over the term of the lease beginning in the second quarter of 2012. Aggregate rent expense over the 12-year, 8-month period will be approximately $43.8 million.

Note 5. Debt

The Company entered into its Second Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on February 20, 2008, with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (maturing February 20, 2013) under a revolving line of credit. The Credit Facility provides for borrowings of up to $275.0 million without a borrowing base requirement and also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $75.0 million, subject to lenders’ approval. The Credit Facility provides for pre-approval by the lenders for acquisitions with individual purchase prices of up to $75.0 million, if certain conditions are met. The Credit Facility is collateralized by substantially all of the assets of the Company, and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined by the Credit Facility, require that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.50 to 1.00. As of September 30, 2011, the Company was in compliance with the covenants under the Credit Facility.

On March 31, 2009, the Credit Facility was amended to allow for the acquisition of Macro International Inc. (“Macro”), for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins the Company pays to borrow funds under the Credit Facility. On September 22, 2011, the Credit Facility was amended to allow for increased spending on annual capital expenditures from 1.5% to 2.0% of gross annual revenue. The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.97% to 2.09% during the third quarter of 2011.

As of September 30, 2011, the Company had $50.0 million in long-term debt outstanding, $1.7 million in outstanding letters of credit, and unused borrowing capacity of $223.3 million under the Credit Facility. During the third quarter ended September 30, 2011, the Company decreased its long-term debt outstanding by $13.4 million.

Note 6. Accounting for Stock-Based Compensation

The Company recognized stock-based compensation expense of $1.8 million and $4.8 million for the three months and nine months ended September 30, 2011, respectively, and $2.4 million and $6.2 million for the three months and nine months ended September 30, 2010, respectively. Unrecognized compensation expense of $18.4 million as of September 30, 2011, related to unvested stock-based compensation agreements, will be recognized over the next three years. For the nine months ended September 30, 2011, the Company granted approximately 0.6 million shares in the form of equity compensation. As of September 30, 2011, the Company had 1.8 million shares available to grant under its equity compensation plan.

Note 7. Income Taxes

The Company’s effective tax rate for both the three-month and nine-month periods ended September 30, 2011, was 40.0%. The gross unrecognized tax benefits were $1.1 million at September 30, 2011. The offsetting tax benefit at September 30, 2011, was $0.3 million. If recognized, $0.8 million of the net unrecognized tax benefits at September 30, 2011, would impact the effective tax rate.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. The 2008 through 2010 tax years remain subject to examination by the Internal Revenue Service, and the 2007 through 2010 tax years generally remain subject to examination by state authorities. The Company does not anticipate a significant increase or decrease in total unrecognized tax benefits during the next 12 months.

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. For the nine months ended September 30, 2011, the Company recognized less than $0.1 million of penalties and interest.

The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 8. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options, the vesting of restricted stock, and the settlement of restricted stock units (“RSUs”). The dilutive effect of stock options, restricted stock and RSUs exclude shares that would be anti-dilutive to the calculation of EPS if included. For the three-month and nine-month periods ended September 30, 2011, approximately 0.3 million anti-dilutive weighted-average shares have been excluded, and for the three-month and nine-month periods ended September 30, 2010, approximately 0.2 million and 0.1 million anti-dilutive weighted-average shares have been excluded, respectively. The dilutive effect of stock option, restricted stock and RSU awards for each period reported is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net Income	$9,334	$7,393	$26,023	$20,014

Weighted-average number of basic shares outstanding during the period	19,728	19,413	19,666	19,349
Dilutive effect of stock options, restricted stock and RSUs	132	217	222	230

Weighted-average number of diluted shares outstanding during the period	19,860	19,630	19,888	19,579

Basic earnings per share	$0.47	$0.38	$1.32	$1.03

Diluted earnings per share	$0.47	$0.38	$1.31	$1.02

Note 9. Recent Pronouncements

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. In September 2011, the Financial Accounting Standards Board (“FASB”) revised the guidance related to testing goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the first step of the two-step goodwill impairment test required under existing guidance. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, upon assessing the qualitative factors in their totality, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if an entity determines that it is more likely than not, then it is required to perform the first step of the two-step impairment test. In addition, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted. Early adoption is permitted for annual and interim goodwill impairment tests and the Company has elected to do so. As a result of the adoption, the Company determined that it is not more likely than not that the fair value of its one reporting unit is less than its carrying value and therefore did not perform step one of the two-step impairment test.

ASU 2009-14, Software (Topic 985): Certain Revenue Arrangements That Include Software Elements. In October 2009, the FASB also revised the guidance related to software revenue and multiple-element arrangements with software components. The new guidance related to software revenue recognition excludes arrangements with tangible products containing software and non-software components that function together to deliver a product’s essential functionality. Prior to the new guidance, vendor-specific-objective-evidence (“VSOE”) of fair value was required for the undelivered elements in the arrangement in order for the Company to account for the elements separately. However, as a result of the new guidance noted below with respect to multiple-deliverable arrangements and the guidance related to software revenue recognition, VSOE may not be required if another topic of the accounting standards codification provides guidance on how to allocate the consideration for contract deliverables. Thus, if there are software and non-

software components within the same contract and the software components fall within the scope of the Software Elements topic of the code, but that topic addresses solely separation and not allocation, one can now refer back to the Multiple Deliverables topic of the codification for guidance on consideration allocation. The Multiple Deliverables guidance allows consideration to be allocated based upon a relative fair value basis using the entity’s best estimate of fair value, which is no longer limited to VSOE or third-party evidence, but may entail management’s best estimate of selling price. The guidance was effective for the Company beginning January 1, 2011. The new guidance did not have a material impact on the Company’s financial condition or results of operations.

ASU 2009-13, Revenue Recognition (Topic 605): Multiple-Deliverable Revenue Arrangements. In October 2009, the FASB revised the accounting guidance pertaining to revenue arrangements with multiple deliverables. Prior to this guidance, in order for deliverables within an arrangement to be separated, the items must have stand-alone value as defined by the statement and there must be objective and reliable evidence of fair value for all elements or at a minimum the undelivered elements within the arrangement. Objective and reliable evidence of fair value meant there was VSOE of fair value, which consisted of the price charged when the deliverable was sold separately or a price established by management with the authority to establish the price for the item before it was to be sold separately. If VSOE did not exist, third-party evidence was also acceptable. The new standard allows for the use of an estimated management selling price to determine the value of deliverables within an arrangement when VSOE or third-party evidence does not exist. The new guidance also eliminated the use of the residual method of allocation allowed in the previous guidance. The Company has multiple-deliverable arrangements. The guidance was effective for the Company beginning January 1, 2011. The new guidance did not have a material impact on the Company’s financial condition or results of operations.

Note 10. Subsequent Events

ICF’s Board of Directors has approved a share repurchase program, authorizing the Company to repurchase in the aggregate up to $35.0 million of its outstanding common stock. Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately-negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations as may be considered in the Company’s sole discretion.

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

We have more than 4,000 employees, including many recognized as thought leaders in their respective fields. The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with over 50 domestic regional offices and international offices in Beijing, New Delhi, Ottawa, Toronto, Brussels, London, Moscow, and Rio de Janeiro.

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

We have elected to perform our annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, we have concluded that the Company is one reporting unit. We have adopted the amended guidance under ASU 2011-08 issued in September 2011. We evaluated, on the basis of the weight of evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of our one reporting unit is less than its carrying amount. This evaluation included macroeconomic and industry and market specific considerations, financial performance indicators and measurements, and other factors. We have determined that it is not more likely than not that the fair value of our one reporting unit is less than its carrying amount and that the two-step impairment test is not required to be performed for 2011. Therefore, based upon management’s review, no goodwill impairment charge was required as of September 30, 2011.

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

RESULTS OF OPERATIONS

Three Months ended September 30, 2011, compared to Three Months ended September 30, 2010

The following table sets forth certain items from our unaudited consolidated statements of earnings and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Year-to-Year Change Three Months Ended September 30, 2010 to 2011
	2011	2010	2011	2010
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$218,691	$197,711	100.0%	100.0%	$20,980	10.6%
Direct Costs	137,343	124,060	62.8%	62.7%	13,283	10.7%
Operating Costs and Expenses
Indirect and selling expenses	60,341	55,348	27.6%	28.0%	4,993	9.0%
Depreciation and amortization	2,544	2,716	1.1%	1.4%	(172)	(6.3)%
Amortization of intangible assets	2,369	3,082	1.1%	1.6%	(713)	(23.1)%

Total Operating Costs and Expenses	65,254	61,146	29.8%	31.0%	4,108	6.7%

Operating Income	16,094	12,505	7.4%	6.3%	3,589	28.7%
Other (Expense) Income
Interest expense	(539)	(776)	(0.3)%	(0.4)%	237	(30.5)%
Other income	—	99	—	—	(99)	(100.0)%

Income before Income Taxes	15,555	11,828	7.1%	5.9%	3,727	31.5%
Provision for Income Taxes	6,221	4,435	2.8%	2.2%	1,786	40.3%

Net Income	$9,334	$7,393	4.3%	3.7%	$1,941	26.3%

Gross Revenue. Revenue for the three months ended September 30, 2011, was $218.7 million, compared to $197.7 million for the three months ended September 30, 2010, representing an increase of $21.0 million or 10.6%. The increase is primarily attributable to growth in the domestic commercial market of $15.7 million and growth in the state and local market of $3.3 million.

Direct costs. Direct costs for the three months ended September 30, 2011, were $137.3 million compared to $124.1 million for the three months ended September 30, 2010, an increase of $13.3 million or 10.7%. The increase in direct costs is primarily attributable to an increase in subcontractor expense and direct labor expense. Direct costs as a percent of revenue were 62.8% for the three months ended September 30, 2011, compared to 62.7% for the three months ended September 30, 2010.

Indirect and selling expenses. Indirect and selling expenses for the three months ended September 30, 2011 were $60.3 million compared to $55.3 million for the three months ended September 30, 2010, an increase of $5.0 million or 9.0%. The increase in indirect and selling expenses is primarily attributable to an increase in indirect labor. Indirect and selling expenses as a percent of revenue were 27.6% for the three months ended September 30, 2011, compared to 28.0% for the three months ended September 30, 2010.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2011, was $2.5 million compared to $2.7 million for the three months ended September 30, 2010.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2011, was $2.4 million compared to $3.1 million for the three months ended September 30, 2010. The 23.1% decrease resulted primarily from amortization related to intangible assets that were fully amortized prior to September 30, 2011, but were not fully amortized as of September 30, 2010.

Operating Income. For the three months ended September 30, 2011, operating income was $16.1 million compared to $12.5 million for the three months ended September 30, 2010, an increase of $3.6 million or 28.7%. Operating income as a percent of revenue increased to 7.4% for the three months ended September 30, 2011, from 6.3% for the three months ended September 30, 2010. Operating income and operating income as a percent of revenue increased primarily due to an increase in gross revenue of 10.6%, offset by an increase in direct costs of 10.7%, and an increase in operating costs and expenses of 6.7% for the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Interest expense. For the three months ended September 30, 2011, interest expense was $0.5 million, compared to $0.8 million for the three months ended September 30, 2010. The 30.5% decrease was due primarily to a lower average debt balance during the third quarter of 2011, as compared to the average debt balance during the third quarter of 2010.

Provision for Income Taxes. Our effective income tax rate for the three months ended September 30, 2011, was 40.0% compared to 37.5% for the three months ended September 30, 2010. The increase in the effective rate for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, is primarily due to higher unfavorable current-year adjustments in 2011 compared to 2010, and a one-time decrease in 2010 in our unrecognized tax benefits, a previously recorded liability, due to the expiration of the applicable statute of limitations.

Nine Months ended September 30, 2011, compared to Nine Months ended September 30, 2010

The following table sets forth certain items from our unaudited consolidated statements of earnings and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

					Year-to-Year Change
	Nine Months Ended September 30,				Nine Months Ended September 30,
	2011	2010	2011	2010	2010 to 2011
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$626,828	$571,796	100.0%	100.0%	$55,032	9.6%
Direct Costs	389,086	356,750	62.1%	62.4%	32,336	9.1%
Operating Costs and Expenses
Indirect and selling expenses	177,537	162,508	28.3%	28.4%	15,029	9.3%
Depreciation and amortization	8,083	8,027	1.3%	1.4%	56	0.7%
Amortization of intangible assets	7,105	9,245	1.1%	1.6%	(2,140)	(23.2)%

Total Operating Costs and Expenses	192,725	179,780	30.8%	31.4%	12,945	7.2%

Operating Income	45,017	35,266	7.2%	6.2%	9,751	27.7%
Other (Expense) Income
Interest expense	(1,732)	(2,656)	(0.3)%	(0.5)%	924	(34.8)%
Other income	89	197	—	—	(108)	(54.8)%

Income before Income Taxes	43,374	32,807	6.9%	5.7%	10,567	32.2%
Provision for Income Taxes	17,351	12,793	2.7%	2.2%	4,558	35.6%

Net Income	$26,023	$20,014	4.2%	3.5%	$6,009	30.0%

Gross Revenue. Revenue for the nine months ended September 30, 2011, was $626.8 million, compared to $571.8 million for the nine months ended September 30, 2010, representing an increase of $55.0 million or 9.6%. The increase is primarily attributable to growth in the domestic commercial market of $40.0 million and growth in the U.S. government market of $11.8 million.

Direct costs. Direct costs for the nine months ended September 30, 2011, were $389.1 million compared to $356.8 million for the nine months ended September 30, 2010, an increase of $32.3 million or 9.1%. The increase in direct costs is primarily attributable to an increase in subcontractor expense and direct labor expense. Direct costs as a percent of revenue were 62.1% for the nine months ended September 30, 2011, compared to 62.4% for the nine months ended September 30, 2010.

Indirect and selling expenses. Indirect and selling expenses for the nine months ended September 30, 2011, were $177.5 million compared to $162.5 million for the nine months ended September 30, 2010, an increase of $15.0 million or 9.3%. The increase in indirect and selling expenses is primarily attributable to an increase in indirect labor and general and administrative expense. Indirect and selling expenses as a percent of revenue were 28.3% for the nine months ended September 30, 2011, compared to 28.4% for the nine months ended September 30, 2010.

Depreciation and Amortization. Depreciation and amortization for the nine months ended September 30, 2011, was $8.1 million compared to $8.0 million for the nine months ended September 30, 2010.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2011, was $7.1 million compared to $9.2 million for the nine months ended September 30, 2010. The 23.2% decrease resulted primarily from amortization related to intangible assets that were fully amortized prior to September 30, 2011, but were not fully amortized as of September 30, 2010.

Operating Income. For the nine months ended September 30, 2011, operating income was $45.0 million compared to $35.3 million for the nine months ended September 30, 2010, an increase of $9.8 million or 27.7%. Operating income as a percent of revenue increased to 7.2% for the nine months ended September 30, 2011, from 6.2% for the nine months ended September 30, 2010. Operating income and operating income as a percent of revenue increased primarily due to an increase in gross revenue of 9.6%, offset by an increase in direct costs of 9.1%, and an increase in operating costs and expenses of 7.2% for the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Interest expense. For the nine months ended September 30, 2011, interest expense was $1.7 million, compared to $2.7 million for the nine months ended September 30, 2010. The 34.8% decrease was due primarily to a lower average debt balance during the first nine months of 2011, as compared to the average debt balance during the first nine months of 2010.

Provision for Income Taxes. Our effective income tax rate for the nine months ended September 30, 2011, was 40.0% compared to 39.0% for the nine months ended September 30, 2010. The increase in the effective rate for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, is primarily due to higher unfavorable current-year adjustments in 2011 compared to 2010, and a one-time decrease in 2010 in our unrecognized tax benefits, a previously recorded liability, due to the expiration of the applicable statute of limitations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Energy, environment, and transportation	43%	41%	43%	40%
Health, education, and social programs	43%	43%	43%	45%
Homeland security and defense	14%	16%	14%	15%

Total	100%	100%	100%	100%

The increase in energy, environment, and transportation revenue for the three months and nine months ended September 30, 2011, compared to the three months and nine months ended September 30, 2010, is primarily attributable to revenue growth in domestic, energy-related clients.

Our primary clients are the agencies and departments of the U.S. federal and state governments. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
U.S. federal government	66%	71%	67%	71%
U.S. state and local government	10%	10%	10%	10%
Domestic commercial	20%	14%	19%	14%
International	4%	5%	4%	5%

Total	100%	100%	100%	100%

The decrease in U.S. federal government revenue and the increase in domestic commercial revenue as a percent of total revenue, for the three months and nine months ended September 30, 2011, compared to the three months and nine months ended September 30, 2010, is primarily attributable to revenue growth in domestic, energy-related clients.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Time-and-materials	48%	50%	50%	49%
Fixed-price	28%	27%	27%	28%
Cost-based	24%	23%	23%	23%

Total	100%	100%	100%	100%

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

Cost-based contracts. Under cost-based contracts, we are paid based on the allowable costs we incur, and usually receive a fee. All of our cost-based contracts reimburse us for our direct labor and fringe-benefit costs that are allowable under the contract; however, certain contracts limit the amount of overhead and general and administrative costs we can recover, which may be less than our actual overhead and general and administrative costs. In addition, our fees are constrained by fee ceilings and, in certain cases, such as with grants and cooperative agreements, we may receive no fee. Because of these limitations, our cost-based contracts, on average, are our least profitable type of contract, and we may generate less than the expected profit, or perhaps, incur a loss. Cost-based fixed-fee contracts specify the fee to be paid. Cost-based incentive-fee and cost-based award-fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	September 30,
	2011	2010
	(in millions)
Funded	$796.0	$663.6
Unfunded	918.2	743.0

Total	$1,714.2	$1,406.6

Included in the total 2011 backlog is $88.1 million related to two new signed federal government contracts under protest. Management believes the federal government conducted a fair and objective source selection process and believes there is a high probability that the contract awards to us will be upheld.

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

On March 31, 2009, the Credit Facility was amended to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins we pay to borrow funds under the Credit Facility. On September 22, 2011, the Credit Facility was amended to allow for increased spending on annual capital expenditures from 1.5% to 2.0% of gross annual revenue. We have the ability to borrow funds under the Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.97% to 2.09% during the third quarter of 2011.

Financial Condition. There were several changes in our balance sheet during the nine months ended September 30, 2011. Accounts receivable increased from $177.0 million on December 31, 2010, to $187.2 million on September 30, 2011. Days-sales-outstanding were 68 days at September 30, 2011, and were 73 days at December 31, 2010. Long-term debt decreased from $85.0 million on December 31, 2010, to $50.0 million on September 30, 2011, due to cash flow from operations and reductions in working capital requirements. Accounts payable and accrued salaries and benefits increased to $76.7 million on September 30, 2011, from $70.6 million on December 31, 2010, primarily due to the timing of payments. Days-payable-outstanding were 46 days at September 30, 2011, and were 49 days at December 31, 2010.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of September 30, 2011, we had $50.0 million borrowed under our revolving line of credit, outstanding letters of credit of $1.7 million, and unused borrowing capacity of $223.3 million which is available for our working capital needs.

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

Cash. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash was $2.0 million and $3.3 million on September 30, 2011, and December 31, 2010, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2011, and September 30, 2010:

	Nine Months Ended September 30,
	2011	2010
	(in thousands)
Net cash provided by operating activities	$46,806	$53,606
Net cash used in investing activities	(13,137)	(5,012)
Net cash used in financing activities	(34,949)	(44,216)
Effect of exchange rate on cash	(11)	(233)

Net increase (decrease) in cash	$(1,291)	$4,145

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $46.8 million in the nine months ended September 30, 2011, and $53.6 million in the nine months ended September 30, 2010. Cash flows from operating activities for the first nine months of 2011 were positively impacted by accrued salaries and benefits, accounts payable, and accrued expenses, and were negatively impacted by contract receivables and prepaid expenses. Cash flows from operating activities for the first nine months of 2010 were positively impacted by accrued salaries and benefits, the timing of tax payments, and contract receivable payments, and were negatively impacted by accounts payable, a net decrease in deferred revenue, and prepaid expenses.

Investing activities used cash of $13.1 million for the nine months ended September 30, 2011, compared to $5.0 million for the nine months ended September 30, 2010. The cash used in investing activities for the first nine months of 2011 was primarily for our business combinations of AeroStrategy and Marbek, as well as the purchase of property and equipment. The cash used in investing activities for the first nine months of 2010 was primarily related to the purchase of property and equipment.

For the nine months ended September 30, 2011, cash flow used in financing activities of $34.9 million was attributable primarily to $35.0 million in net repayments to our revolving line of credit. For the nine months ended September 30, 2010, cash flow used in financing activities of $44.2 million was attributable primarily to $35.0 million in net repayments to our revolving line of credit.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $5.0 million that reduce the funds available under the revolving line of credit when issued. As of September 30, 2011, we had 8 outstanding letters of credit with a total value of $1.7 million.

The following table summarizes our contractual obligations as of September 30, 2011 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Rent of facilities	$250,292	$27,872	$48,668	$41,140	$132,612
Operating lease obligations	3,235	1,739	1,237	259	—
Long-term debt obligation	50,000	—	50,000	—	—

Total	$303,527	$29,611	$99,905	$41,399	$132,612

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

We are involved in various legal matters and proceedings arising in the ordinary course of business. While these matters and proceedings cause us to incur costs, including, but not limited to, attorneys’ fees, we currently believe that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations, or cash flows.

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

Issuances of Common Stock. For the three months ended September 30, 2011, a total of 1,082 shares of unregistered common stock, valued at an aggregate of $27,732, were issued to two directors of the Company in lieu of cash for director fee compensation on July 1, 2011. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. During the three months ended September 30, 2011, the Company purchased 11,193 shares of common stock for an aggregate of $272,933 from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of RSU’s, in accordance with the applicable long-term incentive plan. The average fair value of the common stock purchased was $24.38 per share.

The following table summarizes stock repurchases for the three months ended September 30, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
July 1 – July 31	122	$25.63	None	None
August 1 – August 31	10,197	$24.73	None	None
September 1 – September 30	874	$20.14	None	None

Total	11,193	$24.38	None	None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

10.1	Second Modification to Second Amended and Restated Business Loan and Security Agreement and other loan documents, dated as of September 22, 2011 by and among Citizens Bank of Pennsylvania, as a Lender and Administrative Agent, ICF.

10.2	Severance Letter Agreement between ICF International, Inc. and Sandra B. Murray.

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

November 3, 2011	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 3, 2011	By:	/s/ Sandra B. Murray
Sandra B. Murray
Interim Chief Financial Officer
(Principal Financial Officer)