Form 10-K
period 2011-12-31
ICF International, Inc.
filed 2012-03-02
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $487 million based upon the closing price per share of $25.38, as quoted on the NASDAQ Global Select Market on June 30, 2011. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 27, 2012, 19,800,267 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive proxy statement for the Annual Meeting of Stockholders expected to be held in June 2012.

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

Our forward-looking statements are based on the beliefs and assumptions of our management and the information available to our management at the time these disclosures were prepared. Although we believe the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms “we,” “our,” “us,” and “the Company,” as used throughout this Annual Report on Form 10-K, refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated. The term “federal government” refers to the United States (U.S.) government, unless otherwise indicated.

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

As of December 31, 2011, we had more than 4,000 employees, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the metropolitan Washington, D.C. area, our more than 60 regional offices throughout the United States, and our international offices in Beijing, New Delhi, Singapore, Ottawa, Toronto, Brussels, London, Moscow, and Rio de Janeiro.

We generated revenue of $840.8 million, $764.7 million, and $674.4 million in 2011, 2010, and 2009, respectively. Our total backlog was approximately $1,662 million and $1,367 million as of December 31, 2011, and 2010, respectively. See “Contract Backlog” for a discussion of how we calculate backlog, as well as our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

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

We completed our initial public offering (“IPO”) in October 2006 and filed a shelf registration statement on Form S-3 in September 2009, pursuant to which we sold additional shares of our common stock to the public in December 2009. Since our IPO, we have completed a number of acquisitions and business combinations, including: Energy and Environmental Analysis, Inc. (“EEA”) and Advanced Performance Consulting Group, Inc. (“APCG”) in January 2007; Z-Tech Corporation (“Z-Tech”) in June 2007; Simat, Helliesen & Eichner, Inc. (“SH&E”) in December 2007; Jones & Stokes Associates, Inc. (“Jones & Stokes”) in February 2008; Macro International Inc. (“Macro”) in March 2009; Jacob & Sundstrom, Inc. (“JASI”) in December 2009; Marbek Resource Consultants Ltd. (“Marbek”) in January 2011; AeroStrategy L.L.C. (“AeroStrategy”) in September 2011; and Ironworks Consulting L.L.C. (“Ironworks”) in December 2011. Our more recent acquisitions are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Business Combinations.”

Our principal executive office is located at 9300 Lee Highway, Fairfax, Virginia 22031, and our telephone number is (703) 934-3000.

We maintain an internet website at www.icfi.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, current reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

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

Energy, Environment, and Transportation

We have long been involved in advising on energy and environmental issues, including the impact of human activity on natural resources, and in helping develop solutions for infrastructure-related challenges. In addition to addressing government policy and regulation in these areas, our work focuses on industries that are affected by these policies and regulations, particularly the industries most heavily involved in the use and delivery of energy. Significant factors affecting suppliers, users, and regulators of energy are driving private and public sector demand for professional services firms, including:

•	Changing power markets, sources of supply, and an increased demand for alternative fuels;

•	Ongoing efforts to upgrade the energy infrastructure to meet new power, transmission, environmental, and cybersecurity requirements;

•	The need to manage energy demand and increase efficient energy use in an era of supply constraints and environmental concerns; and

•	The impacts of addressing carbon and other emissions.

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

Although global climate change is no longer part of the U.S. federal legislative agenda, carbon emissions is still an important focus of governments (including many states within the U.S.) and multinational corporations around the world. Reducing or offsetting greenhouse gas (“GHG”) emissions continues to be the subject of both public and private sector interest, and the regulatory landscape in this area is still evolving. The need to address carbon and other harmful emissions has significantly changed the way the world’s governments and industries interact and continues to be one of the drivers of the interest in energy efficiency.

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

By leveraging our interdisciplinary skills, which range from finance and economics to earth and life sciences, and information technology and program management, we are able to provide a wide range of services that includes complex environmental impact assessments, environmental management information systems, air quality assessments, program evaluation, transportation planning, and regulatory reinvention. Our experience in environmental policy and planning allows us to help clients deal specifically with the inter-related environmental, business, and social implications of transportation modes and infrastructure. From the environmental management of complex infrastructure engagements to strategic and operational concerns of airlines and airports, our solutions draw upon our expertise and institutional knowledge in transportation planning, urban and land use planning, industry management practices, financial analysis, environmental sciences, and economics.

Health, Education, and Social Programs

Our advisory, implementation, and improvement expertise is also applied to social resources in areas such as health, education, and social programs. We believe that a confluence of factors is expected to drive an increased need for public spending in the United States on health, human services, and social programs. These factors include, among others:

•	An aging population;

•	Attempts to expand healthcare services to under-served segments of the population;

•	Rising healthcare expenditures, requiring the evaluation of the effectiveness and efficiency of current and new programs;

•	Growing awareness of the threats from the global spread of disease;

•	The emphasis on improving the effectiveness of the educational system;

•	The need to address the foreclosure crisis and its effects on homeowners and communities;

•	The need for greater transparency and accountability of public sector programs;

•	Increasing focus on cybersecurity requirements;

•	Military personnel returning home from active duty with health and social service needs; and

•	The need to address the potential health and social consequences of threats from terrorism, natural disasters, and epidemics.

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

In the area of health, we support many programs within the Department of Health and Human Services (“HHS”), including the National Institutes of Health (“NIH”) and the Centers for Disease Control, conducting primary data collection and analyses, assisting in designing, delivering, and evaluating programs, managing technical assistance centers, providing instructional systems, developing information technology applications, and managing information clearinghouse operations. In the area of human services, we provide training and technical assistance for early care and educational programs (such as Head Start), services for victims of crime at the Department of Justice (“DOJ”), and health and demographic surveys in developing countries for the Department of State (“DOS”). In the area of social programs, we provide extensive training, technical assistance, and program analysis and support services for a number of the housing and rural and community development programs of the Department of Housing and Urban Development (“HUD”) and the U.S. Department of Agriculture (“USDA”). In the area of education, we provide research, program design, evaluation, and training at the federal and state level.

Homeland Security and Defense

Homeland security programs continue to be a critical priority at the federal level, as well as the state and local levels. We believe that the following key homeland security trends, in both the government and commercial sectors, will continue to drive an increased need for our services in this area:

•	Vulnerability of critical infrastructure to cyber and terrorist threats;

•	Broadened homeland security concerns to include areas such as health, food, energy, water, and transportation;

•	Reassessment of the emergency management functions of homeland security in the face of natural disasters;

•	Increased dependence on private sector personnel and organizations in emergency response; and

•	The need to ensure that critical functions and sectors are able to recover quickly after attacks.

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

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly educated professional staff with deep subject-matter knowledge

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs across our major markets. Our thought leadership is based on years of training, experience, and education. Our clients are able to draw on the in-depth knowledge of our subject-matter experts and our experience developed over decades of providing advisory services. As of December 31, 2011, approximately

40% of our benefits-eligible staff held post-graduate degrees in diverse fields such as the social sciences, business and management, physical sciences, public policy, human capital, information technology and mathematics, engineering, planning, economics, life sciences, and law. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

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

We have strong long-standing relationships with clients across a diverse set of markets

The long-term relationships we maintain with many of our clients reflect our successful track record of fulfilling our clients’ needs. We have advised both the Environmental Protection Agency (“EPA”) and HHS for more than 30 years, the Department of Energy (“DOE”) for more than 25 years, and DoD for more than 20 years, and have multi-year relationships with many of our other clients. We have numerous contacts at various levels within our clients’ organizations, ranging from key decision-makers to functional managers. The long-standing nature and breadth of our client relationships adds greatly to our institutional knowledge, which, in turn, helps us carry out our client engagements more effectively and maintain and expand such relationships. Our extensive experience and client contacts, together with our prime-contractor position on a substantial majority of our contracts and onsite presence, gives us clearer visibility into future opportunities and emerging requirements. In addition, as of December 31, 2011, approximately 380 of our employees held an active federal security clearance (with approximately 120 additional employees having a terminated clearance eligible for reinstatement), which affords us client access at appropriate levels and further strengthens our client relationships. We believe our balance between civilian and defense agencies, our commercial presence, and the diversity of the markets we serve help mitigate the impact of annual shifts in our clients’ budgets and priorities.

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

Our technology solutions are driven by our deep subject-matter expertise

Government and commercial decision-makers have become increasingly aware that, to be effective, technology solutions need to be seamlessly integrated with people and processes. We possess strong knowledge in information technology and a thorough understanding of human and organizational processes. This combination of skills, along with our domain knowledge, allows us to deliver technology-enabled solutions tailored to our clients’ business and organizational needs and with less ramp-up time required to understand customer issues.

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

We are led by an experienced management team

Our management team, consisting of approximately 250 officers with the title of vice president or higher, possesses extensive industry experience and had an average tenure of 13 years with us as of December 31, 2011 (including prior service with companies we have acquired). This low turnover allows us to retain institutional knowledge. Our managers are experienced both in marketing efforts and in successfully managing and executing advisory, implementation, and evaluation assignments. Our management team also has experience in acquiring other businesses and integrating those operations within our own. A number of our managers are industry-recognized thought leaders. Based on these factors, we believe that our management’s successful past performance and deep understanding of our clients’ needs have been differentiating factors in competitive situations.

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

Pursue larger contract opportunities

We believe that continuing to expand our client engagements into implementation, evaluation, and improvement services enables us to pursue larger prime contract opportunities, which should provide a greater return on our business development efforts and allow for enhanced employee utilization. We plan to continue to target larger and longer-term opportunities through greater emphasis on early identification of opportunities, strategic capture and positioning, and enhanced brand recognition. We believe that the resulting increase in the scale, scope, and duration of our contracts will help us continue our growth.

Expand and deepen our presence in federal and state governmental agencies

Given the growth in the scope of our service offerings, many of our current federal clients are not utilizing the full array of services that we offer, especially with regard to implementation. We will specifically target deeper penetration of those agencies that currently procure services only from one or two of our business areas. We believe we can leverage many of our long-term client relationships by introducing these existing clients, where appropriate, to our other services. For example, we plan to introduce many of our advisory clients to our capabilities to provide associated information technology, cybersecurity, large-scale program management, and strategic communications services. Given the increasing focus on deficit reduction and transparency, we can also offer clients our extensive performance measurement, program evaluation, and performance management services. Finally, having grown to more than 60 offices across the United States, we can focus more of our business development efforts on addressing the needs of federal agencies with operations outside of the metropolitan Washington, D.C. area.

Expand our commercial business

We see growth opportunities in our current commercial business in the utility and air transport industries, as well as significant potential for us to expand our business in other commercial sectors, both domestically and internationally. Although we believe the utility industry will continue to be a strong market for advisory services in light of the growing focus on regulatory actions and alternative fuels, we intend to leverage our existing relationships and institutional expertise to pursue and capture additional, typically higher-margin opportunities. First, we believe we can continue to expand beyond our advisory-based businesses and into implementation services such as assisting with implementing energy efficiency programs, informational technology applications, and environmental management services for the larger utilities. Second, the growth of interest in sustainability and energy efficiency issues has created opportunities to offer these types of services to new clients in sectors beyond our traditional clients. We expect other sectors, such as information service providers and hotel and tourist-related services, to continue to expand as these industries better understand their energy consumption options and the positive benefits of demonstrating environmental stewardship. Finally, the recent acquisition of Ironworks provides an opportunity to sell our information technology (“IT”), strategic communications, and customer engagement services to a broader range of commercial clients, especially in the fast-growing health care sector.

Replicate our business model globally across government and industry

We believe the services we provide to the energy, environment, and transportation markets have especially strong business drivers throughout the world. Europe’s growing need for cutting-edge climate change, energy and environmental solutions plays well to our domain expertise. Moreover, four of our offices outside of the United States are located in the BRIC countries (Brazil, Russia, India, and China), each of which represents a substantial market with rapidly growing demands for new sources of energy, a need for transportation infrastructure improvements, and severe air and carbon pollution issues. Asia, especially, is increasing its demand for clean energy and energy efficiency services. We believe our ability to offer energy, infrastructure, climate change, and environmental services to both commercial and government clients in these countries from local offices, typically staffed by native citizens, positions us to help clients address these key issues and therefore to expand our market presence. We are also positioned to grow our international development business across multiple regions.

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

Pursue strategic acquisitions and business combinations

We plan to augment our organic growth with selected acquisitions and business combinations. During the past few years, we have added a number of companies including: Ironworks, Marbek, and AeroStrategy in 2011, Macro and JASI in 2009; Jones & Stokes in 2008; and SH&E, Z-Tech, EEA, and APCG in 2007. Our more recent acquisitions are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Business Combinations.” We plan to continue a disciplined acquisition strategy to obtain new clients, increase our size and market presence, and obtain capabilities that complement our existing portfolio of services, while focusing on cultural compatibility and financial impact.

CONTRACTS

Domestic government clients (including U.S. federal, state, and local governments), domestic commercial clients, and international clients (including government and commercial clients outside the United States) accounted for approximately 76%, 20%, and 4%, respectively, of our 2011 revenue, approximately 81%, 14%, and 5%, respectively, of our 2010 revenue, and approximately 79%, 16%, and 5%, respectively, of our 2009 revenue. Our clients span a broad range of defense and civilian agencies and commercial enterprises. Our contract periods typically extend from one month to five years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. Our largest contract in 2009, The Road Home contract with the State of Louisiana, completed in June 2009, accounted for approximately 9% of our revenue. In 2011, 2010, and 2009, no other single contract accounted for more than 4% of our revenue. Including The Road Home contract, our top 10 contracts in 2011, 2010, and 2009 collectively accounted for approximately 21%, 20%, and 21% of our revenue, respectively. Excluding The Road Home contract, our top 10 contracts in 2011, 2010, and 2009 collectively accounted for approximately 21%, 20%, and 12% of our revenue, respectively. In 2011, we received approximately 22%, 8%, and 6% of our revenue, respectively, from our three largest clients, HHS, DoD, and DOS. Most of our revenue is derived from prime contracts, which accounted for approximately 86%, 85% and 85% of our revenue for 2011, 2010, and 2009, respectively. Unless the context otherwise requires, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Our U.S. and international clients accounted for revenues of approximately $805.3 million and $35.5 million, respectively, in 2011, $728.1 million and $36.6 million, respectively, in 2010; and $639.8 million and $34.6 million, respectively, in 2009. Our U.S. clients include federal, state, and local governments and domestic commercial clients. Non-profit entities and universities are considered commercial clients. Entities such as the World Bank and the United Nations are considered international clients, while DOS and the U.S. Agency for International Development are considered U.S. government clients. In general, a client is considered international if it is located outside the United States. If we are a subcontractor, then the client is not considered to be the prime contractor but rather the ultimate client receiving the services from the prime contractor team. Our foreign operations pose special risks, as discussed below in “Risk Factors—Risks Related to Our Business—Our international operations pose special and unusual risks to our profitability and operating results.”

CONTRACT BACKLOG

We define total backlog as the future revenue we expect to receive from our contracts and other engagements. We generally include in our backlog the estimated revenue represented by contract options that have been priced, but not exercised. We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our General Services Administration Multiple Award Schedule (“GSA Schedule”) contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms and under which potential future delivery orders or task orders might be issued by any of a large number of different agencies or departments, and are likely to be subject to a competitive bidding process. We do, however, include potential future work expected to be awarded under IDIQ contracts that are available to be utilized by a limited number of potential clients and are held either by us alone or by a limited number of firms.

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

Although we expect our contract backlog to result in revenue, the timing of revenue associated with both funded and unfunded backlog will vary based on a number of factors, and we may not recognize revenue associated with a particular component of backlog when anticipated, or at all. Our government clients generally have the right to cancel any contract, or ongoing or planned work under any contract, at any time. In addition, there can be no assurance that revenue from funded or unfunded backlog will have similar profitability to previous work or will be profitable at all. Generally speaking, we believe the risk that a particular component of backlog will not result in future revenue is higher for unfunded backlog than for funded backlog. See “Risk Factors—Risks Related to Our Business—We may not receive revenue corresponding to the full amount of our backlog, or may receive it later than we expect, which could adversely affect our revenue and operating results.”

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	December 31,
	2011	2010	2009
	(In millions)
Funded	$730.4	$649.0	$536.0
Unfunded	931.4	718.2	825.5

Total	$1,661.8	$1,367.2	$1,361.5

Included in our total 2011 backlog is $64.4 million related to a signed federal government contract under protest. Management believes there is a strong probability that the contract award to us will be upheld.

BUSINESS DEVELOPMENT

Our business development efforts are critical to our organic growth. A firm-wide business development process, referred to as the Business Development Life Cycle (“BDLC”), is used to guide sales activities in a disciplined manner from lead identification, through lead qualification, to capture and proposal. An internally developed tool is used to track all sales opportunities throughout the BDLC, as well as to manage our aggregate sales pipeline. The pursuits of major sales opportunities are each led by a capture manager and are reviewed by management during their life cycle to ensure alignment with our corporate strategy and effective use of resources.

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

COMPETITION

We operate in a highly competitive and fragmented marketplace and compete against a number of firms in each of our key markets. Some of our principal competitors include: Abt Associates Inc.; Booz Allen Hamilton Holding; Cambridge Systematics, Inc.; CRA International, Inc.; Deloitte LLP; Eastern Research Group, Inc.; Cardno ENTRIX, Inc.; L-3 Communications Corporation; Lockheed Martin Corporation; Navigant Consulting, Inc.; Northrop Grumman Corporation; PA Consulting Group; SAIC, Inc.; Research Triangle Institute; SRA International, Inc.; and Westat, Inc. In addition, within each of our key markets, we have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Some of our competitors are significantly larger than us and have greater access to resources and stronger brand recognition than we do. See “Risk Factors—Risks Related to Our Business—We face intense competition from many firms that have greater resources than we do, as well as from smaller firms that have narrower service offerings and serve niche markets. This competition could result in price reductions, reduced profitability, and loss of market share.”

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

EMPLOYEES

As of December 31, 2011, we had more than 4,000 benefits-eligible (full-time and regular part-time) employees, approximately 40% of whom held post-graduate degrees in diverse fields such as social sciences, business and management, physical sciences, public policy, human capital, information technology and mathematics, engineering, planning, economics, life sciences, and law, and approximately 78% of whom held a bachelor’s degree or equivalent or higher. As of December 31, 2011, approximately 380 of our employees held an active federal security clearance, and approximately 120 additional employees held a terminated clearance eligible for reinstatement.

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

We derived approximately 66%, 71%, and 60% of our revenue in 2011, 2010, and 2009, respectively, from contracts with federal agencies and departments, and approximately 10%, 10%, and 19% of our revenue from contracts with state and local governments in 2011, 2010, and 2009, respectively. Approximately 9% of our revenue in 2009 was from The Road Home contract with the State of Louisiana, as discussed in more detail below. Expenditures by our federal clients may be restricted or reduced by presidential or congressional action or by action of the Office of Management and Budget or otherwise limited. In addition, many states are not permitted to operate with budget deficits and nearly all states face considerable challenges in balancing budgets that anticipate reduced revenues. We expect some of our clients will delay some payments due to us, may eventually fail to pay what they owe us, and may delay some programs and projects. For some clients, we may face an unwelcome choice: turn down (or stop) work with the risk of damaging a valuable client relationship, or perform work with the risk of not getting paid in a timely fashion or perhaps at all. Federal, state, and local elections could also affect spending priorities and budgets at all levels of government. In addition, increased deficits and debt at all levels of government, both domestic and foreign, may lead to reduced spending in agencies, departments, projects, or programs we support. Even the perception that such reductions could occur could affect the value of our stock.

The failure of Congress to approve budgets in a timely manner for the federal agencies and departments we support could delay and reduce spending, cause us to lose revenue and profit, and affect our cash flow.

On an annual basis, Congress must approve budgets that govern spending by each of the federal agencies and departments we support. When Congress is unable to agree on budget priorities, and thus is unable to pass annual appropriations bills on a timely basis, which has happened frequently in recent years, it typically enacts a continuing resolution. Continuing resolutions generally allow federal agencies and departments to operate at spending levels based on the previous budget cycle. When agencies and departments must operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and new initiatives may be delayed or cancelled. Thus, the failure by Congress to approve budgets in a timely manner can result in the loss of revenue and profit in the event federal agencies and departments are required to cancel or change existing or new initiatives, or the deferral of revenue and profit to later periods due to delays in implementing existing or new initiatives. There is also the possibility, which has occurred in the past, that Congress will not enact either a budget or a continuing resolution in a timely manner. In such an event, many parts of the federal government, including agencies, departments, programs, and projects we support, may “shut down,” which will immediately begin substantially negatively affecting our revenue, profit, and cash flow. The budgets of many of our state and local government clients are also subject to similar budget processes, and thus subject us to similar risks and uncertainties.

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

Federal government agencies, including the Defense Contract Audit Agency and NIH, and many states, audit and review our contract performance, pricing practices, cost structure, financial responsibility, and compliance with applicable laws, regulations, and standards. Audits could raise issues that have significant adverse effects on our operating results, including, but not limited to, substantial adjustments to our previously reported operating results and substantial effects on future operating results. If a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal and even state and local government agencies and departments. We may also lose business if we are found not to be sufficiently financially responsible. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether or not true. Federal audits have been completed on our incurred contract costs only through 2006; audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all our government contracts.

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

Contracts with U.S. federal agencies and departments accounted for approximately 66%, 71%, and 60%, of our revenue in 2011, 2010, and 2009, respectively. We believe that U.S. federal contracts will continue to be a significant source of our revenue and profit for the foreseeable future.

Because we have a large number of contracts with our clients, we continually bid for and execute new contracts, and our existing contracts continually become subject to re-competition and expiration. Upon the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. There can be no assurance that those expiring contracts we are servicing will continue after their expiration, that the client will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition (e.g., set aside for small business), or that we will be successful in any such re-procurements. If we are not able to replace the revenue from these contracts, either through follow-on contracts or new contracts for those requirements or for other requirements, our revenue and operating results will be materially harmed.

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

Our commercial business depends on certain sectors of the global economy which are highly cyclical and can lead to substantial variations in revenue and profit from period to period.

Historically, our commercial business has been heavily concentrated in the energy and air transport industries, which are highly cyclical. Demand for our services from energy and air transport industry clients has declined when either industry has experienced a downturn, and we expect a decline in demand for our services when either of these industries experiences a downturn in the future. Unrest in various countries around the world, particularly in the Middle East, could have a negative impact on these aspects of our commercial business. Other factors that could cause a downturn in the energy industry include, but are not limited to, a decline in general economic conditions, changes in political stability in oil producing regions, and government regulations affecting the energy sector. Other factors leading to a downturn in the air transport industry include, but are not limited to, a decline in general economic conditions, acts of terrorism or war, changes in the worldwide geopolitical climate, increases in the cost of energy, the financial condition of major airlines or airports, changes in weather patterns, and government regulations affecting the air transport industry.

With our acquisition of Ironworks Consulting, L.L.C. on December 31, 2011, our commercial clientele was expanded, particularly within the health, energy, and financial services industries. As is the case with energy and air transport, we would expect a decline in demand for our services in the health, energy, and financial services industries when any of these industries experiences a downturn in the future.

We may not receive revenue corresponding to the full amount of our backlog, or may receive it later than we expect, which could adversely affect our revenue and operating results.

The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based on factors such as the amount of revenue we have recently recognized on that contract, our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. In the case of contracts that may be renewed at the option of the client, we generally calculate backlog by assuming that the client will exercise all of its renewal options; however, the client may elect not to exercise its renewal options. In addition, federal contracts rely on congressional appropriation of funding, which is typically provided only partially at any point during the term of federal contracts, and all or some of the work to be performed under a contract may require future appropriations by Congress and the subsequent allocation of funding by the procuring agency or department to the contract. An increase in protests of contracts awarded to us, as is currently being experienced in our industry, could also adversely affect our backlog and our potential associated revenue. Our estimate of the portion of backlog that we expect to recognize as revenue in any future period is likely to be inaccurate because the receipt and timing of this revenue often depends on subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders and delivery orders, many of which are beyond our control. In addition, we may never receive revenue from some of the engagements that are included in our backlog, and this risk is greater with respect to unfunded backlog. Although we adjust our backlog periodically to reflect modifications to or renewals of existing contracts, awards of new contracts, or approvals of expenditures, if we fail to realize revenue corresponding to our backlog, our revenue and operating results could be adversely affected.

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

Litigation, claims, disputes, audits, reviews, and investigations in connection with the completed Road Home contract expose us to many different types of liability, may divert management attention, and could increase our costs.

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

The Road Home contract provided us with significant opportunities, but also created substantial risks. A number of these risks continue beyond the term of the contract. We have a number of lawsuits pending and other claims have been made against us in connection with the Road Home contract. New lawsuits may be filed and new claims may be made against us including, but not limited to, claims by homeowners, rental housing owners, and others who are dissatisfied with the amount of money they have received from, or their treatment under, the Road Home program. Claims have also been made against us by subcontractors and a claim made by an agency of the State of Louisiana, and other claims may be made against us in the future in connection with the Road Home contract. We have defended such actions vigorously and plan to continue to do so, but we have not prevailed in every case and may not prevail in future cases. Although the contract provides that, with several exceptions, we are allowed to charge as an expense under the contract reasonable costs and fees incurred in defending and paying claims brought by third parties arising out of our performance, there can be no assurance that our costs and fees will be reimbursed. The State of Louisiana has not reimbursed us for the majority of such costs or fees and has not reimbursed any such costs or fees since 2008.

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

•

the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding, a practice becoming more common in our industry, and the risk that such protests or challenges could result in the requirement to resubmit bids, and in the termination, reduction, or modification of the awarded contracts; and

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

We have offices in Beijing, New Delhi, Singapore, Ottawa, Toronto, Brussels, London, Moscow, and Rio de Janeiro, among others. We also perform work in other foreign countries, some of which have a history of political instability or may expose our employees and subcontractors to physical danger, and we expect to continue to expand our international operations and offices. One element of our strategy to improve our competitiveness is to perform some of our work in countries with lower cost structures, such as India. There can be no assurance that this strategy will be successful and it could create problems for our ability to compete for U.S. federal, state, or local government contracts to the extent that the clients prefer or mandate that the work be performed in the U.S. or by U.S. citizens. In addition, expansion into new geographic regions requires considerable management and financial resources, the expenditure of which may negatively impact our results, and we may never see any return on our investment. Our operations are subject to risks associated with operating in, and selling to and in, foreign countries, including, but not limited to:

•	compliance with the laws, regulations, policies, legal standards, and enforcement mechanisms of the United States and the other countries in which we operate, which are sometimes inconsistent;

•	currency fluctuations and devaluations and limitations on the conversion of foreign currencies into U.S. dollars;

•	restrictions on the ability to repatriate profits to the United States or otherwise move funds;

•	potential personal injury to personnel who may be exposed to military conflicts and other hostile situations in foreign countries;

•	expropriation and nationalization of our assets or those of our subcontractors, and other inabilities to protect our property rights; and/or

•	difficulties in managing and staffing foreign operations, dealing with differing local business cultures and practices, and collecting accounts receivable.

Any or all of these factors could, directly or indirectly, adversely affect our international and domestic operations and our overall revenue, profit, and operating results.

As we develop new services, new clients and new practices, enter new lines of business, and focus more of our business on providing more implementation and improvement services rather than advisory services, our operating risks increase.

We currently assist our clients both in advisory capacities and by helping them implement and improve the solutions to their problems. As part of our corporate strategy, we are attempting to sell more services relating to implementation and improvement, and we are regularly searching for ways to provide new services to clients. In addition, we plan to extend our services to new clients, into new lines of business, and into new geographic locations. As we focus more on implementation and improvement; attempt to develop new services, new clients, new practice areas and new lines of business; open new offices; and do business in new geographic locations, those efforts could harm our results of operations and could be unsuccessful.

Such growth efforts place substantial additional demands on our management and staff, as well as on our information, financial, administrative and operational systems. We may not be able to manage these demands successfully. Growth may require increased recruiting efforts, opening new offices, increased business development, selling, marketing and other actions that are expensive and entail increased risk. We may need to invest more in our people and systems, controls, compliance efforts, policies and procedures than we anticipate. Therefore, even if we do grow, the demands on our people and systems, controls, compliance efforts, policies and procedures may be sufficiently great that the quality of our work, our operating margins and our operating results suffer.

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

We depend on our intellectual property and our failure to protect it could harm our competitive position.

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

We may be harmed by intellectual property infringement claims.

We have been subject to and are likely to be subject to additional claims that intellectual property we use in delivering services and business solutions to our clients infringe upon intellectual property rights of others. Our employees develop much of the intellectual property that we use to provide our services and business solutions to our clients, but we also engage third parties to assist us and we license technology from other vendors. If our vendors, our employees or third parties assert claims that we or our clients are infringing on their intellectual property, we could incur substantial costs to defend those claims, even if we prevail. In addition, if any of these infringement claims are ultimately successful, we could be required to:

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

Any interruption in our operations or any systems failures, including, but not limited to: (1) inability of our staff to perform their work in a timely fashion, whether caused by limited access to, and/or closure of, our and/or our clients’ offices or otherwise, (2) failure of network, software and/or hardware systems, and (3) other interruptions and failures, whether caused by us, a third-party service provider, unauthorized intruders and/or hackers, computer viruses, natural disasters, power shortages, terrorist attacks or otherwise, could cause loss of data and interruptions or delays in our business or that of our clients, or both. In addition, the failure or disruption of mail, communications and/or utilities could cause an interruption or suspension of our operations or otherwise harm our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, our actual results could differ materially and adversely from those anticipated.

Improper disclosure of confidential commercial and personal data could result in liability and harm our reputation.

We store and process increasingly large amounts of confidential information concerning our employees, customers and vendors. In addition, we store confidential information on behalf of our customers (such as information regarding applicants in programs that we coordinate through our contractual relationships with customers). Although we take appropriate measures to protect such information, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls throughout our Company. Despite these efforts, it is possible that our security controls over data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable or other confidential information. Improper disclosure of this information could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws that protect personal or other confidential data, resulting in increased costs or loss of revenue.

RISKS RELATED TO ACQUISITIONS

Growing through acquisitions is a key element of our business strategy, and we are constantly reviewing acquisition opportunities. These activities may be costly and divert the attention of management from existing operations and initiatives.

One of our principal growth strategies is to make selective acquisitions. We believe that pursuing acquisitions actively is necessary for a public company of our size in our business. As a result, at any given time, we may be evaluating several acquisition opportunities. Our normal practice is not to disclose potential acquisitions until definitive agreements are executed and, in some cases, material conditions precedent are satisfied. When we are able to identify an appropriate acquisition candidate, we may not be able to negotiate the price and other terms of the acquisition successfully or finance the acquisition on terms satisfactory to us. Our out-of-pocket expenses in identifying, researching, and negotiating potential acquisitions has been and will likely continue to be significant, even if we do not ultimately acquire identified businesses. In addition, negotiations of potential acquisitions and the integration of acquired business operations divert management attention away from day-to-day operations and may reduce staff utilization and adversely affect our revenue and operating results.

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

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of December 31, 2011, goodwill and purchased intangibles accounted for approximately 58% and 5%, respectively, of our total assets. Under U.S. generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. Although we have to date determined that such assets have not been impaired, future events or changes in circumstances that result in an impairment of goodwill or other intangible assets would have a negative impact on our profitability and financial results.

RISKS RELATED TO OUR CAPITAL STRUCTURE

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

As a result of our business activities and acquisitions, we have incurred substantial debt in the past, and we expect to incur significant additional debt in the future. Such debt could increase our risks, including those described in this Annual Report on Form 10-K, and lead to other risks. Our debt could have important consequences for our stockholders, such as:

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

Our continued success depends in part on our ability to comply with the terms of our financing agreements and raise capital on commercially reasonable terms when, and in the amounts, needed. If additional financing is required, including refinancing existing debt, there can be no assurances that we will be able to obtain such additional financing on terms acceptable to us and at the times required, if at all. If we are unable to comply with the terms of our financing agreements or obtain additional required financing, we may be required to raise additional equity by issuing additional stock, alter our business plan materially, curtail all or part of our business expansion plans, sell part or all of our business or other assets, or be subject to actions such as bankruptcy or other financial restructuring in the event of default. Any of these results could have a significant adverse effect on the value of our stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our offices and do not own any real estate. As of December 31, 2011, we leased approximately 290,000 square feet of office space at our corporate headquarters at 9300 Lee Highway, Fairfax, Virginia (in the metropolitan Washington, D.C. area) and an adjoining building through December 2022 (the “Fairfax Offices”). The Fairfax Offices house a portion of our operations and almost all of our corporate functions, including executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts.

As of December 31, 2011, we had leases in place for approximately 900,000 square feet of office space in more than 60 other office locations throughout the United States and around the world, with various lease terms expiring over the next 10 years. As of December 31, 2011, approximately 20,000 square feet of the space we leased was subleased to other parties. We believe that our current office space, together with the office space to be assumed over the next three years under the current Fairfax Offices lease and other office space we expect to be able to lease, will meet our needs for the next several years. Lastly, a portion of our operations staff is housed at client-provided facilities, pursuant to the terms of a number of our client contracts.

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

Market Information

Our common stock trades on The NASDAQ Global Select Market under the symbol “ICFI.” The high and low sales prices of our common stock for each quarter for the two years 2011 and 2010 are as follows:

	Sales Price Per Share (in dollars)
	High	Low
2011 Fourth Quarter	$27.55	$17.68
2011 Third Quarter	$25.97	$18.29
2011 Second Quarter	$26.01	$20.20
2011 First Quarter	$26.47	$19.58
2010 Fourth Quarter	$28.13	$23.39
2010 Third Quarter	$25.34	$20.86
2010 Second Quarter	$25.98	$20.90
2010 First Quarter	$27.23	$22.02

Holders

As of February 27, 2012, there were 54 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

Dividends

We have neither declared nor paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business. Therefore, we do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2006 through December 31, 2011, with the cumulative total return on (i) the NASDAQ Composite, (ii) the Russell 2000 stock index, (iii) our previous peer group, which we used for our Annual Report on Form 10-K for the year 2010, composed of other governmental and commercial service providers: CACI International Inc.; CRA International, Inc.; Dynamics Research Corporation; FTI Consulting, Inc.; Huron Consulting Group Inc.; ManTech International Corporation; Maximus, Inc.; Navigant Consulting, Inc.; NCI, Inc.; and SAIC, Inc. (the “old peer group”) and (iv) a new peer group composed of other governmental and commercial service providers: Booz Allen Hamilton Holding; CACI International Inc.; CRA International, Inc.; Dynamics Research Corporation; FTI Consulting, Inc.; Huron Consulting Group Inc.; ManTech International Corporation; Maximus, Inc.; Navigant Consulting, Inc.; and NCI, Inc. (the “new peer group”). In 2011, SRA International, Inc. was acquired, and has therefore been removed from the old peer group. We selected the new peer group, which includes Booz Allen Hamilton Holding and removes SAIC Inc., because it reflects the companies to which we believe we are the closest in comparability. The comparison below assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 5 YEARS CUMULATIVE TOTAL RETURN*

Among ICF International, Inc, the NASDAQ Composite Index, the Russell 2000 Index,

Old Peer Group, and New peer Group

*	$100 invested on 12/31/06 in stock or index, including reinvestment of dividends.
Fiscal	year ending December 31.

	December 31, 2007	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011
ICF International, Inc.	$173.97	$169.21	$184.57	$177.13	$170.66
NASDAQ Composite	110.26	65.65	95.19	112.10	110.81
Russell 2000 Index	98.43	65.18	82.89	105.14	100.75
Old Peer Group	121.61	109.11	104.69	92.86	87.85
New Peer Group	123.51	107.48	102.44	95.80	99.53

Recent Sales of Unregistered Securities

During the three months ended December 31, 2011, we issued the following securities that were not registered under the Securities Act of 1933, as amended (“Securities Act”). No underwriters were involved in the following issuances of securities.

(a) Issuances of Common Stock:

On October 1, 2011, we issued an aggregate 1,474 shares of unregistered common stock to two of our directors in lieu of cash for director fee compensation, with an aggregate value of $27,726.

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

Purchases of Equity Securities by Issuer

During the three months ended December 31, 2011, we purchased 2,497 shares of common stock for an aggregate of $60,233 from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of restricted stock units (“RSUs”), in accordance with the applicable long-term incentive plan. The average fair value of the common stock purchased was $24.12 per share.

The following table summarizes stock repurchases for the three months ended December 31, 2011:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
October 1 – October 31	—	—	None	None
November 1 – November 30	2,497	24.12	None	None
December 1 – December 31	—	—	None	None

Total	2,497	$24.12	None	None

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from our audited financial statements, and other Company information for each of the five years presented. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements. The selected financial data reflect our performance of The Road Home contract from June 2006 through its completion in June 2009. At the client’s request, our performance was accelerated during the first half of the contract term. For further information regarding The Road Home contract, see “Risk Factors—Risks Related to our Business—Litigation, claims, disputes, audits, reviews, and investigations in connection with the completed Road Home contract expose us to many different types of liability, may divert management attention, and could increase our costs.” The selected financial data include non-cash compensation recognized related to stock options and awards. The data also reflect the results or impact of our acquisitions and business combinations, since the date the entities were purchased, of APCG and EEA in January 2007, Z-Tech in June 2007, SH&E in December 2007, Jones & Stokes in February 2008, Macro in March 2009, JASI in December 2009, Marbek in January 2011 and AeroStategy in September 2011. There was no impact to the Statement of Earnings in 2011 as a result of the Ironworks acquisition, because Ironworks was acquired on December 31, 2011.

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(in thousands, except per share amounts)
Statement of Earnings Data:
Gross Revenue	$840,775	$764,734	$674,399	$697,426	$727,120
Direct costs	520,522	476,187	411,334	460,002	532,153
Operating costs and expenses:
Indirect and selling expenses	241,062	218,533	203,428	170,360	118,128
Depreciation and amortization	10,757	10,775	9,416	5,407	2,432
Amortization of intangible assets	9,550	12,326	11,137	8,683	3,884

Operating Income	58,884	46,913	39,084	52,974	70,523
Interest expense	(2,248)	(3,403)	(5,107)	(4,082)	(1,944)
Other income	124	172	1,005	581	519

Income before income taxes	56,760	43,682	34,982	49,473	69,098
Income tax expense	21,895	16,511	12,626	20,750	28,542

Net income	$34,865	$27,171	$22,356	$28,723	$40,556

Earnings per share:
Basic	$1.77	$1.40	$1.45	$1.96	$2.87
Diluted	$1.75	$1.38	$1.40	$1.88	$2.72
Weighted-average shares:
Basic	19,684	19,375	15,433	14,641	14,152
Diluted	19,928	19,626	15,914	15,270	14,896

	Year Ended December 31,
	2011	2010	2009	2008	2007
	(Unaudited)
	(in thousands)
Other Operating Data:
EBITDA (1)	$79,191	$70,014	$59,637	$67,064	$76,839
Non-cash compensation charge included in EBITDA	6,658	7,533	7,192	6,473	3,680

	2011	2010	2009	2008	2007
	(in thousands)
Consolidated balance sheet data:
Cash and cash equivalents	$4,097	$3,301	$2,353	$1,536	$2,733
Net working capital	96,257	77,688	88,364	63,925	37,470
Total assets	694,615	572,819	582,227	401,017	393,025
Long-term debt	145,000	85,000	145,000	80,000	47,079
Total stockholders’ equity	393,028	352,733	317,560	202,917	164,791

(1)

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

	Year ended December 31,
	2011	2010	2009	2008	2007
	(In thousands)
Net income	$34,865	$27,171	$22,356	$28,723	$40,556
Other (income)	(124)	(172)	(1,005)	(581)	(519)
Interest expense	2,248	3,403	5,107	4,082	1,944
Income tax expense	21,895	16,511	12,626	20,750	28,542
Depreciation and amortization	20,307	23,101	20,553	14,090	6,316

EBITDA	$79,191	$70,014	$59,637	$67,064	$76,839

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

We provide management, technology, and policy consulting and implementation services to government, commercial, and international clients. We help our clients conceive, develop, implement, and improve solutions that address complex economic, social, and national security issues. Our services primarily address three key markets: energy, environment, and transportation; health, education, and social programs; and homeland security and defense. We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues in these market areas due to heightened concerns about clean energy and energy efficiency; health promotion, treatment, and cost control; and ever-present homeland security threats.

Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject-matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. Our federal government clients have included every cabinet-level department, including HHS, DoD, DOS, EPA, DHS, USDA, HUD, Department of Transportation (“DOT”), Department of Interior (“DOI”), DOJ, DOE, National Science Foundation (“NSF”), and Department of Education (“ED”). U.S. federal government clients generated approximately 66%, 71%, and 60% of our revenue in 2011, 2010, and 2009, respectively. State and local government clients generated approximately 10%, 10%, and 19% of our revenue in 2011, 2010, and 2009, respectively. The Road Home contract with the State of Louisiana, which accounted for the majority of our state and local revenue for its three-year duration, ended as scheduled on June 11, 2009. We also serve domestic commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms. Our domestic commercial and international clients, including government clients outside the United States, generated approximately 24%, 19%, and 21% of our revenue in 2011, 2010, and 2009, respectively. We have successfully worked with many of our clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

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

We have elected to perform our annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, we have concluded that the Company is one reporting unit. We have adopted the amended guidance under Accounting Standards Update (“ASU”) 2011-08 issued in September 2011. We evaluated, on the basis of the weight of evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of our one reporting unit is less than its carrying amount. This evaluation included macroeconomic, industry and market specific considerations, financial performance indicators and measurements, and other factors. We have determined that it is not more likely than not that the fair value of our one reporting unit is less than its carrying amount and that the two-step impairment test is not required to be performed for 2011. Therefore, based upon management’s review, no goodwill impairment charge was required as of September 30, 2011.

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

The following table shows the approximate percentage of our revenue from each of our three markets for the periods indicated. Although we changed the names of our key markets in 2010, the scope of each market is the same as 2009, and the revenue for 2009 for each market is therefore unchanged. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market.

	Year ended December 31,
	2011	2010	2009
Energy, environment, and transportation	43%	40%	42%
Health, education, and social programs	43%	45%	44%
Homeland security and defense	14%	15%	14%

Total	100%	100%	100%

The increase in energy, environment, and transportation revenue in 2011 compared to 2010 was primarily attributable to revenue growth in domestic, energy-related clients.

Our primary clients are the agencies and departments of the U.S. federal government. The following table shows the approximate percentage of our revenue for each type of client for the periods indicated.

	Year ended December 31,
	2011	2010	2009
U.S. federal government	66%	71%	60%
U.S. state and local government	10%	10%	19%
Domestic commercial	20%	14%	16%
International	4%	5%	5%

Total	100%	100%	100%

The increase in domestic commercial revenue in 2011 compared to 2010, and the decrease in U.S. federal government revenue for the same period, was primarily attributable to revenue growth in domestic, energy-related clients. The decrease in U.S. state and local government revenue in 2011 and 2010 compared to 2009 was primarily a result of a reduction in revenue resulting from the completion of The Road Home contract with the State of Louisiana in June 2009.

Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us strong client relationships. In 2011, 2010, and 2009, approximately 86%, 85%, and 85%, of our revenue, respectively, was from prime contracts.

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

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Year ended December 31,
	2011	2010	2009
Time-and-materials	49%	49%	51%
Fixed-price	28%	28%	29%
Cost-based	23%	23%	20%

Total	100%	100%	100%

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

Cost-based contracts. Under cost-based contracts, we are paid based on the allowable costs we incur, and usually receive a fee. All of our cost-based contracts reimburse us for our direct labor and fringe-benefit costs that are allowable under the contract; however, certain contracts limit the amount of overhead and general and administrative costs we can recover, which may be less than our actual overhead and general and administrative costs. In addition, our fees are constrained by fee ceilings and, in certain cases, such as with grants and cooperative agreements, we may receive no fee. Because of these limitations, our cost-based contracts, on average, are our least profitable type of contract, and we may generate less than the expected return or, perhaps, incur a loss. Cost-based fixed-fee contracts specify the fee to be paid. Cost-based incentive-fee and cost-based award-fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance.

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

Stock Incentive Plans and non-cash compensation

On June 4, 2010, our stockholders ratified the ICF International, Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), which was adopted by us on March 8, 2010. The Omnibus Plan replaced the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), which we had used for equity and incentive awards since becoming a publicly traded company in 2006. The Omnibus Plan provides for the granting of options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors. The Omnibus Plan allowed for us to grant an additional 1.8 million shares in addition to the remaining shares from the 2006 Plan, for a total of approximately 2.7 million shares. Shares awarded that are not stock options or stock appreciation rights are counted as 1.9 shares deducted from the Omnibus Plan for every one share delivered under those awards. Shares awarded that are stock options or stock appreciation rights are counted as a single share deducted from the Omnibus Plan for every one share delivered under those awards. As of December 31, 2011, the Company had 1.8 million shares available to grant under the Omnibus Plan.

We recognized stock-based compensation expense of $6.7 million, $7.5 million and $7.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

Depreciation and amortization

Depreciation and amortization includes depreciation of computers, furniture, leasehold improvements, and other equipment; the amortization of the costs of software we use internally; and amortization of other intangible assets arising from acquisitions.

INCOME TAX EXPENSE

Our effective tax rate of approximately 38.6% including state and foreign taxes net of federal benefit for the year ended December 31, 2011, was lower than the statutory tax rate for the year ended December 31, 2011, primarily due to one-time downward permanent adjustments, the generation of foreign tax credits, and certain state tax credits, partially offset by an increase for certain unrecognized tax benefits and permanent differences related to expenses not deductible for tax purpose.

ACQUISITIONS AND BUSINESS COMBINATIONS

A key element of our growth strategy is to pursue acquisitions and other business combinations. In 2011, we added Ironworks, AeroStrategy, and Marbek, and, in 2009, Macro and JASI. We did not close any acquisitions in 2010.

Ironworks. Effective December 31, 2011, we acquired Ironworks Consulting, L.L.C. (“Ironworks”), an interactive web development firm that provides customer engagement solutions across web, mobile, and social media platforms to companies in the health, energy, and financial services industries, as well as to U.S. federal government agencies and nonprofit organizations. The addition of Ironworks complements our existing services and provides us new selling opportunities in the federal, commercial energy, and nonprofit space, while offering additional opportunities in the financial and commercial health segments.

The aggregate purchase price of approximately $102.9 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by our Credit Facility. We have engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $89.5 million. We have preliminarily allocated approximately $74.3 million to goodwill and $15.2 million to other intangible assets. The intangible assets consist of approximately $14.7 million of customer-related intangibles that are being amortized over seven years, and $0.5 million of marketing-related intangibles that are being amortized over one year. Ironworks was an asset purchase for tax purposes, and therefore the goodwill and the amortization of intangibles are deductible over a fifteen-year period and will give rise to certain deferred tax assets and liabilities. The results of operations for Ironworks have been included in our financial statements as of December 31, 2011; however, because the acquisition occurred on the last day of the year in 2011, the operations of Ironworks had no impact on the statement of earnings. We are still evaluating the fair value of acquired assets and liabilities and pre-acquisition contingencies; therefore, the final allocation of the purchase price has not been completed. See “Note F—Business Combinations” of our “Notes to Consolidated Financial Statements” appearing in this Annual Report on Form 10-K for a more detailed discussion of this acquisition.

AeroStrategy. Effective September 2011, we hired the staff and purchased select assets and liabilities of AeroStrategy L.L.C., a Michigan limited liability company, and AeroStrategy Limited, a limited company organized under the laws of England, an international aviation and aerospace management consulting firm. The purchase was immaterial to the financial statements taken as a whole. The purchase strengthened our aviation consulting business with additional services and an expanded client base.

Marbek. Effective January 2011, we completed the acquisition of Marbek Resource Consultants Ltd., a Canadian energy and environmental consulting firm. The acquisition was immaterial to the financial statements taken as a whole. The acquisition created an integrated energy, climate, and environmental consultancy with a strong presence in Canada.

JASI. Effective December 2009, we acquired all of the outstanding common stock of JASI, an information technology firm specializing in providing cybersecurity and identity management services to U.S. federal civilian and defense agencies. The acquisition was immaterial to the financial statements taken as a whole. With the acquisition, we are able to offer an expanded range of advisory and implementation solutions across our federal and energy industry client base to assist in mitigating emerging cybersecurity threats and vulnerabilities.

Macro. Effective March 2009, we acquired all of the outstanding common shares of Macro. Macro provides research and evaluation, management consulting, marketing communications, and information services to key agencies and departments of the federal government. Macro is recognized for its expertise in research, evaluation, consulting, and implementation services, particularly in federal health programs, covering a wide range of health issues in the U.S. and internationally. In addition to its health-related expertise, Macro has strong credentials in housing, labor, and veterans affairs issues. We undertook the acquisition to expand our health-related and large project implementation capabilities across key federal markets, to add service offerings and clients in one of our largest markets, and to provide significant growth potential and cross-selling opportunities.

The aggregate purchase price of approximately $157.6 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by our revolving credit facility. We engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $129.5 million. We allocated approximately $104.1 million to goodwill and $25.4 million to other intangible assets. The intangible assets consisted of approximately $24.6 million of customer-related intangibles that are being amortized over seven years, and $0.8 million of marketing-related intangibles that were amortized over nine months. Macro was purchased under the election provisions of Internal Revenue Code Section 338(h)(10), and, therefore, goodwill and the amortization of intangibles are deductible for tax purposes over a fifteen-year period and will generate deferred taxes. The results of operations for Macro have been included in our consolidated statement of earnings for periods subsequent to March 31, 2009.

Our acquisitions to date have all involved purchase prices well in excess of net tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. Increased levels of finite-lived intangible assets will increase our amortization charges. At December 31, 2011, goodwill accounted for approximately 58% of our total assets, and purchased intangibles accounted for approximately 5% of our total assets. We test our goodwill for impairment at least annually, and if we conclude that it is impaired, we will be required to write down its carrying value on our consolidated balance sheet and record an impairment charge in our consolidated statement of earnings.

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

EFFECT OF APPROVAL OF FEDERAL BUDGET

The federal government’s fiscal year ends on September 30 of each year. If a federal budget for the next fiscal year has not been approved by that date, some of our clients may have to suspend engagements on which we are working or may delay new engagements until a budget has been approved. Any such suspension or delay may reduce our revenue in the quarter ending September 30 (our third quarter) or the subsequent quarter. The federal government’s fiscal year end can also trigger increased contracting activity, which could affect our third and/or fourth quarter revenue, profit, and cash flow. In addition, it is possible that Congress could enact a continuing resolution or, in the alternative, fail to approve a budget or a continuing resolution in a timely manner, resulting in a government “shut down.” A continuing resolution could delay or reduce our revenue, profit, and cash flow, while a government “shut down” will more immediately and substantially reduce our revenue, profit, and cash flow.

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

Consolidated Statement of Earnings

Years Ended December 31, 2011, 2010, and 2009

(dollars in thousands)

	Year Ended December 31,						Year to Year Change
	2011	2010	2009	2011	2010	2009	2010 to 2011		2009 to 2010
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
Gross Revenue	$840,775	$764,734	$674,399	100.0%	100.0%	100.0%	$76,041	9.9%	$90,335	13.4%
Direct Costs	520,522	476,187	411,334	61.9%	62.3%	61.0%	44,335	9.3%	64,853	15.8%
Operating Costs and Expenses
Indirect and selling expenses	241,062	218,533	203,428	28.7%	28.6%	30.2%	22,529	10.3%	15,105	7.4%
Depreciation and amortization	10,757	10,775	9,416	1.3%	1.4%	1.4%	(18)	(0.2)%	1,359	14.4%
Amortization of intangible assets	9,550	12,326	11,137	1.1%	1.6%	1.7%	(2,776)	(22.5)%	1,189	10.7%

Total Operating Costs and Expenses	261,369	241,634	223,981	31.1%	31.6%	33.3%	19,735	8.2%	17,653	7.9%

Operating Income	58,884	46,913	39,084	7.0%	6.1%	5.8%	11,971	25.5%	7,829	20.0%
Other (Expense) Income
Interest expense	(2,248)	(3,403)	(5,107)	(0.2)%	(0.4)%	(0.7)%	1,155	33.9%	1,704	33.4%
Other	124	172	1,005	—	—	0.1%	(48)	(27.9)%	(833)	(82.9)%

Income Before Income Taxes	56,760	43,682	34,982	6.8%	5.7%	5.2%	13,078	29.9%	8,700	24.9%
Provision for Income Taxes	21,895	16,511	12,626	2.7%	2.2%	1.9%	5,384	32.6%	3,885	30.8%

Net Income	$34,865	$27,171	$22,356	4.1%	3.6%	3.3%	$7,694	28.3%	$4,815	21.5%

Year ended December 31, 2011, compared to year ended December 31, 2010

Gross Revenue. Revenue for the year ended December 31, 2011, was $840.8 million, compared to $764.7 million for the year ended December 31, 2010, representing an increase of $76.0 million, or 9.9%. The increase was primarily due to growth in the domestic commercial market of $57.2 million and growth in the U.S. government market of $14.5 million.

Direct costs. Direct costs for the year ended December 31, 2011, were $520.5 million, compared to $476.2 million for the year ended December 31, 2010, an increase of $44.3 million, or 9.3%. The increase in direct costs was primarily attributable to an increase in subcontractor expense and direct labor expense. Direct costs as a percent of revenue were 61.9% for the year ended December 31, 2011, compared to 62.3% for the year ended December 31, 2010.

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2011, were $241.1 million, or 28.7% of revenue, compared to $218.5 million, or 28.6% of revenue for the year ended December 31, 2010. The increase in indirect and selling expenses of $22.5 million is primarily attributable to an increase in indirect labor and general and administrative expense.

Depreciation and amortization. Depreciation and amortization was $10.8 million for each of the years ended December 31, 2011 and 2010.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2011, was $9.6 million, compared to $12.3 million for the year ended December 31, 2010. The 22.5% decrease in amortization expense was primarily from amortization related to intangible assets that were fully amortized prior to December 31, 2011, but were not fully amortized as of December 31, 2010.

Operating Income. For the year ended December 31, 2011, operating income was $58.9 million, compared to $46.9 million for the year ended December 31, 2010, an increase of $12.0 million, or 25.5%. Operating income as a percent of revenue increased to 7.0% for the year ended December 31, 2011, from 6.1% for the year ended December 31, 2010. Operating income and operating income as a percent of revenue increased primarily due to an increase in gross revenue of 9.9%, partially offset by an increase in direct costs of 9.3% and an increase in operating costs and expenses of 8.2% for the year ended December 31, 2011, compared to the year ended December 31, 2010.

Interest expense. For the year ended December 31, 2011, interest expense was $2.2 million, compared to $3.4 million for the year ended December 31, 2010. The 33.9% decrease was due primarily to a lower average debt balance in 2011, as compared to the year ended December 31, 2010.

Other income. For the year ended December 31, 2011, other income was $0.1 million, compared to $0.2 million for the year ended December 31, 2010.

Provision for income taxes. Our income tax rate for the year ended December 31, 2011 was 38.6% compared to 37.8% for the year ended December 31, 2010. The increase in the effective rate for the year ended December 31, 2011, compared to December 31, 2010, is primarily due to a one-time decrease in 2010 in our unrecognized tax benefits, a previously recorded liability, due to the expiration of the applicable statute of limitations, and higher state tax credits recognized in 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility. We entered into the Second Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on February 20, 2008, with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (maturing February 20, 2013) under a revolving line of credit. The Credit Facility provides for borrowings of up to $275.0 million without a borrowing base requirement and also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $75.0 million, subject to lenders’ approval. The Credit Facility has provided pre-approval by the lenders for acquisitions with individual purchase prices of up to $75.0 million, if certain conditions are met. The Credit Facility is collateralized by substantially all of our assets, and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined by the Credit Facility, require that we maintain, on a consolidated basis for each quarter, a Fixed Charge Coverage Ratio of not less than 1.00 to 1.25 and a Leverage Ratio of not more than 1.0 to 3.5. As of December 31, 2011, we were in compliance with the covenants under the Credit Facility.

On March 31, 2009, the Credit Facility was amended to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins we pay to borrow funds under the Credit Facility. On September 22, 2011, the Credit Facility was amended to allow for increased spending on annual capital expenditures from 1.5% to 2.0% of gross annual revenue. We have the ability to borrow funds under the Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.97% to 2.14% during 2011.

Financial Condition. There were several significant changes in our balance sheet during the year ended December 31, 2011. Contract receivables, net, increased by $32.5 million to $209.4 million in 2011, compared to $177.0 million in 2010. This increase in 2011 was primarily due to the acquisition of Ironworks and an increase in the amount of billable revenue compared to the prior year. Not including the impact of the acquisition of Ironworks, days-sales-outstanding were 75 days at December 31, 2011, and 72 days at December 31, 2010. Goodwill increased to $401.1 million as of December 31, 2011, from $323.5 million as of December 31, 2010, due to acquisitions in 2011. Current liabilities grew to $134.3 million as of December 31, 2011, from $116.2 million as of December 31, 2010, due to increases in accounts payable, accrued salaries and benefits, and accrued expenses. Not including the impact of the acquisition of Ironworks, days-payable-outstanding were 52 days at December 31, 2011, compared to 48 days at December 31, 2010. Long-term debt increased to $145.0 million on December 31, 2011, from $85.0 million on December 31, 2010, primarily as a result of the acquisition of Ironworks, partially offset by payments made on the Credit Facility due to operating cash flow, and a decrease in working capital requirements during the year. Total stockholders’ equity grew to $393.0 million at the end of 2011, from $352.7 million at the end of 2010, due to net income of $34.9 million and an increase of additional paid-in capital.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of December 31, 2011, we had $145.0 million borrowed under our revolving line of credit, outstanding letters of credit of $1.7 million, resulting in unused borrowing capacity of $128.3 million on our Credit Facility, which is available for our working capital needs and for other purposes.

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

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. Cash was $4.1 million and $3.3 million on December 31, 2011, and December 31, 2010, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the following years.

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$59,521	$68,178	$48,554
Net cash used in investing activities	(118,243)	(7,677)	(197,177)
Net cash provided by (used in) financing activities	59,799	(59,366)	149,505
Effect of exchange rate on cash	(281)	(187)	(65)

Increase in cash	$796	$948	$817

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash in each of the years 2011, 2010, and 2009 of $59.5 million, $68.2 million, and $48.6 million, respectively. Cash flows from operating activities for 2011 were positively impacted by net income, depreciation and amortization, and accounts payable, partially offset by contract receivables. Cash flows from operating activities for 2010 were positively impacted by net income, depreciation and amortization, and accrued salaries and benefits, partially offset by deferred income taxes and contract receivables. Cash flows from operating activities in 2009 were positively impacted by net income, depreciation and amortization and contract receivables, partially offset by accrued expenses and prepaid expenses and other assets.

Our cash flow used in investing activities consists primarily of capital expenditures and acquisitions. During the year ended 2011, we paid approximately $108.0 million for business acquisitions, net of cash acquired, and purchased capital assets totaling $10.2 million. During the year ended 2010, we paid for purchased capital assets totaling $7.3 million. During the year ended 2009, we paid approximately $188.7 million for business acquisitions, net of cash acquired, and purchased capital assets totaling $8.1 million.

Our cash flow from financing activities consists primarily of debt and equity transactions. For the year ended 2011, cash flow provided by financing activities was primarily due to a $60.3 million net increase on our Credit Facility. For the year ended 2010, cash flow used in financing activities was primarily due to a net pay down on our Credit Facility of $60.0 million. For the year ended 2009, cash flow provided by financing activities included approximately $83.3 million in net proceeds from our secondary offering and $65.0 million from our Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2011 that require us to make future cash payments. For contractual obligations, we include payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Rent of facilities	$248,493	$29,239	$48,900	$42,761	$127,593
Operating lease obligations	2,932	1,631	1,031	270	—
Long-term debt obligation	145,000	—	145,000	—	—

Total	$396,425	$30,870	$194,931	$43,031	$127,593

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Our exposure to market risk includes changes in interest rates for borrowings under our Credit Facility. These borrowings accrue interest at variable rates. Based upon our borrowings under this facility in 2011, a 1% increase in interest rates would have increased interest expense by approximately $0.8 million and would have decreased our annual pre-tax cash flow by a comparable amount.

Since our IPO, we have followed an investment policy that requires that we invest excess cash in high-quality investments that preserve principal, provide liquidity, and minimize investment risk. During 2011, any excess cash was applied to repayment of outstanding borrowings incurred under our Credit Facility.

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

Management’s Annual Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and interim Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report. Grant Thornton LLP, our independent registered public accounting firm, has audited the financial statements included in this report and issued an opinion on our internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm on page F-1 of this Annual Report on Form 10-K.

This assessment excluded the internal control over financial reporting of Ironworks, which was acquired on December 31, 2011. The total acquired net assets, based on the preliminary purchase price allocation, is approximately 15% of the Company’s consolidated total assets. Because the acquisition occurred on the last day of the year in 2011, the operations of Ironworks had no impact on the consolidated statement of earnings.

Change in Internal Controls. During the fourth quarter of fiscal year 2011, there were no changes in our internal control over financial reporting that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

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

The information required by this item will be included in our Proxy Statement for the 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2012 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2012 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) Financial Statement Schedules

None.

(3) Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Exhibit
2.1	Membership Interest Purchase Agreement by and among ICF Consulting Group, Inc., Scott K. Walker, William F. Loving, Thomas K. Luck, as trustee of the John D. Whitlock 2010 Irrevocable Trust, and Hot Technology Holdings, L.L.C., dated as of December 12, 2011.

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-137975), effective as of October 12, 2006).

3.2	Amended and Restated Bylaws of ICF International, Inc. (Incorporated by reference to exhibit 3.1 to the Company’s Form 8-K, filed on September 23, 2008).

4.1	Specimen common stock certificate (Incorporated by reference to exhibit 4.1 to the Company’s Form S-1).

4.2	See exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining the rights of holders of common stock of the Company.

10.1	2006 Employee Stock Purchase Plan (Incorporated by reference to exhibit 10.3 to the Company’s Form S-1).

10.2	ICF International, Inc. Nonqualified Deferred Compensation Plan (Incorporated by reference to exhibit 10.3 to the Company’s Form 10-Q, filed May 12, 2008).

10.3	ICF International, Inc. 2010 Omnibus Incentive Plan (incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A relating to the Company’s Annual Meeting of Stockholders held on June 4, 2010 and filed April 23, 2010).

10.4	Form of Restricted Stock Unit Award Under the 2010 Omnibus Incentive Plan. (incorporated by reference to exhibit 10.4 to the Company’s Form 10-K filed March 4, 2011).

10.5	Form of Stock Option Award under the 2010 Omnibus Incentive Plan (incorporated by reference to exhibit 10.5 to the Company’s Form 10-K filed March 4, 2011).

Exhibit Number	Exhibit

10.6	Restated Employment Agreement dated December 29, 2008 between the Company and Sudhakar Kesavan (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed December 30, 2008).

10.7	Restated Severance Protection Agreement dated December 29, 2008 between the Company and Sudhakar Kesavan (Incorporated by reference to exhibit 10.2 to the Company’s Form 8-K, filed December 30, 2008).

10.8	Restated Severance Protection Agreement dated December 12, 2008 between the Company and John Wasson (Incorporated by reference to exhibit 10.2 to the Company’s Form 8-K, filed December 18, 2008).

10.9	Amended Severance Letter Agreement dated December 12, 2008 between the Company and John Wasson (Incorporated by reference to exhibit 10.4 to the Company’s Form 8-K filed December 18, 2008).

10.10	Employment Terms By and Between the Company and Ronald P. Vargo, dated January 28, 2010 (Incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q, filed May 6, 2010).

10.11	Severance Protection Agreement By and Between the Company and Ronald P. Vargo, dated March 1, 2010 (Incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q, filed May 6, 2010).

10.12	Severance Letter Agreement By and Between the Company and Sandra Murray, dated August 23, 2011 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed November 3, 2011).

10.13	Second Amended and Restated Business Loan and Security Agreement dated as of February 20, 2008 by and among ICF International, Inc. and ICF Consulting Group, Inc., as Borrowers, Citizens Bank of Pennsylvania, as a Lender and Administrative Agent, Bank of America, N.A., as a Lender and Syndication Agent, CitiBank, N.A. and SunTrust Bank, as Lenders and Documentation Agents, Branch Banking and Trust Company, Commerce Bank, N.A., HSBC Bank USA, National Association, PNC Bank, National Association, and Chevy Chase Bank, N.A. as Lenders, and RBS Securities Corporation (d/b/a RBS Greenwich Capital), as sole and exclusive lead arranger and book running manager (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed February 25, 2008).

10.14	First Modification to Second Amended and Restated Business Loan and Security Agreement and other Loan Documents, dated as of March 31, 2009 By and Among Citizens Bank of Pennsylvania, ICF Consulting Group, Inc. and ICF International, Inc.

10.15	Second Modification to Second Amended and Restated Business Loan and Security Agreement and other Loan Documents, dated as of September 22, 2011, By and Among Citizens Bank of Pennsylvania, ICF Consulting Group, Inc. and ICF International, Inc. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed November 3, 2011.)

10.17	Deed of Lease by and between Hunters Branch Leasing, LLC and ICF Consulting Group, Inc., effective April 1, 2010 (Incorporated by reference to exhibit 10.6 to the Company’s Form 10-K, filed March 11, 2010).

21.0	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP.

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit

101	The following materials from the ICF International, Inc. Annual Report on Form 10-K for the year ended December 31, 2011 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow and Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 2, 2012	ICF INTERNATIONAL, INC.

	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUDHAKAR KESAVAN Sudhakar Kesavan	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2012

/s/ SANDRA B. MURRAY Sandra B. Murray	Interim Chief Financial Officer (Principal Financial Officer)	March 2, 2012

/s/ PHILLIP ECK Phillip Eck	Controller (Principal Accounting Officer)	March 2, 2012

/s/ EDWARD H. BERSOFF Dr. Edward H. Bersoff	Director	March 2, 2012

/s/ SRIKANT M. DATAR Dr. Srikant M. Datar	Director	March 2, 2012

/s/ JOEL R. JACKS Joel R. Jacks	Director	March 2, 2012

/s/ ERNEST J. MONIZ Ernest J. Moniz	Director	March 2, 2012

/s/ PETER M. SCHULTE Peter M. Schulte	Director	March 2, 2012

/s/ RICHARD M. FELDT Richard M. Feldt	Director	March 2, 2012

/s/ EILEEN O’SHEA AUEN Eileen O’Shea Auen	Director	March 2, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

ICF International, Inc., and Subsidiaries

We have audited the accompanying consolidated balance sheets of ICF International, Inc., and Subsidiaries (a Delaware corporation) (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of earnings, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for their assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include internal control over financial reporting of Ironworks Consulting, L.L.C., a wholly owned subsidiary, whose financial statements reflect total assets of 15 percent of the related consolidated financial statement amounts as of December 31, 2011. As indicated in Management’s Annual Report on Internal Control Over Financial Reporting, Ironworks Consulting, L.L.C. was acquired on December 31, 2011 and therefore, management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Ironworks Consulting, L.L.C.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICF International, Inc., and Subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by COSO.

/s/ Grant Thornton LLP

McLean, Virginia

March 2, 2012

ICF International, Inc., and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

December 31,	2011	2010
Assets

Current Assets
Cash	$4,097	$3,301
Contract receivables, net	209,426	176,963
Prepaid expenses and other	7,948	6,995
Income tax receivable	1,155	1,628
Deferred income taxes	7,963	4,973

Total current assets	230,589	193,860

Total property and equipment, net	21,067	18,887

Other assets:
Goodwill	401,134	323,467
Other intangible assets, net	33,740	26,148
Restricted cash	1,208	3,179
Other assets	6,877	7,278

Total Assets	$694,615	$572,819

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$38,685	$29,866
Accrued salaries and benefits	46,215	40,750
Accrued expenses	29,252	25,522
Deferred revenue	20,180	20,034

Total Current Liabilities	134,332	116,172

Long-term Liabilities:
Long-term debt	145,000	85,000
Deferred rent	7,223	5,142
Deferred income taxes	9,247	10,068
Other	5,785	3,704

Total Liabilities	301,587	220,086

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 19,887,459 and 19,618,659 shares issued; and 19,792,499 and 19,567,571 shares outstanding as of December 31, 2011, and December 31, 2010, respectively	20	20
Additional paid-in capital	227,577	220,891
Retained earnings	168,502	133,637
Treasury stock	(2,266)	(1,291)
Accumulated other comprehensive loss	(805)	(524)

Total Stockholders’ Equity	393,028	352,733

Total Liabilities and Stockholders’ Equity	$694,615	$572,819

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Earnings

(in thousands, except per share amounts)

Year ended December 31,	2011	2010	2009
Gross Revenue	$840,775	$764,734	$674,399

Direct Costs	520,522	476,187	411,334

Operating costs and expenses
Indirect and selling expenses	241,062	218,533	203,428
Depreciation and amortization	10,757	10,775	9,416
Amortization of intangible assets	9,550	12,326	11,137

Total operating costs and expenses	261,369	241,634	223,981

Operating Income	58,884	46,913	39,084

Other (Expense) Income
Interest expense	(2,248)	(3,403)	(5,107)
Other	124	172	1,005

Income Before Income Taxes	56,760	43,682	34,982

Provision for Income Taxes	21,895	16,511	12,626

Net Income	$34,865	$27,171	$22,356

Earnings per Share:
Basic	$1.77	$1.40	$1.45
Diluted	$1.75	$1.38	$1.40

Weighted-average Common Shares Outstanding:
Basic	19,684	19,375	15,433
Diluted	19,928	19,626	15,914

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

Years ended December 31, 2011, 2010 and 2009	Common Stock		Additional Paid-in Capital	Retained Earnings	Treasury Stock		Stockholder Notes Receivable	Accumulated Other Comprehensive Loss	Total
	Shares	Amount			Shares	Amount
January 1, 2009	15,107	$15	$120,550	$84,110	82	$(1,474)	$(12)	$(272)	$202,917

Net income	—	—	—	22,356	—	—	—	—	22,356

Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	(65)	(65)

Total Comprehensive Income									22,291
Issuance of shares pursuant to secondary offering	3,565	4	83,290	—	—	—	—	—	83,294
Equity compensation	—	—	7,192	—	—	—	—	—	7,192
Exercise of stock options	337	—	1,093	—	(93)	1,739	—	—	2,832
Issuance of shares pursuant to vesting of restricted stock units	409	—	(3,914)	—	(141)	3,914	—	—	—
Net payments for stockholder issuances and buybacks	(139)	—	88	—	152	(4,179)	—	—	(4,091)
Tax impact of stock option exercises and award vesting	—	—	3,113	—	—	—	—	—	3,113
Proceeds on stockholder notes	—	—	—	—	—	—	12	—	12

December 31, 2009	19,279	$19	$211,412	$106,466	—	$—	$—	$(337)	$317,560

Net income	—	—	—	27,171	—	—	—	—	27,171

Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	(187)	(187)

Total Comprehensive Income									26,984
Equity compensation	—	—	7,533	—	—	—	—	—	7,533
Exercise of stock options	110	—	966	—	—	—	—	—	966
Issuance of shares pursuant to vesting of restricted stock units	207	1	—	—	—	—	—	—	1
Net payments for stockholder issuances and buybacks	(28)	—	66	—	51	(1,291)	—	—	(1,225)
Tax impact of stock option exercises and award vesting	—	—	914	—	—	—	—	—	914

December 31, 2010	19,568	$20	$220,891	$133,637	51	$(1,291)	$—	$(524)	$352,733

Net income	—	—	—	34,865	—	—	—	—	34,865

Other Comprehensive Income
Foreign currency translation adjustment	—	—	—	—	—	—	—	(281)	(281)

Total Comprehensive Income									34,584
Equity compensation	—	—	6,658	—	—	—	—	—	6,658
Exercise of stock options	39	—	478	—	—	—	—	—	478
Issuance of shares pursuant to vesting of restricted stock units	176	—	—	—	—	—	—	—	—
Net payments for stockholder issuances and buybacks	9	—	77	—	44	(975)	—	—	(898)
Tax impact of stock option exercises and award vesting	—	—	(527)	—	—	—	—	—	(527)

December 31, 2011	19,792	$20	$227,577	$168,502	95	$(2,266)	$—	$(805)	$393,028

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Year ended December 31,	2011	2010	2009
Cash Flows from operating activities
Net income	$34,865	$27,171	$22,356
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	(64)	543	241
Deferred income taxes	(4,623)	(5,224)	2,203
(Gain) loss on disposal of fixed assets	(13)	110	(14)
Non-cash equity compensation	6,658	7,533	7,192
Depreciation and amortization	20,307	23,101	20,553
Deferred rent	2,235	1,153	106
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables	(18,147)	(3,386)	15,948
Prepaid expenses and other assets	(1,043)	(778)	(3,962)
Accounts payable	7,996	2,396	(3,763)
Accrued salaries and benefits	4,703	8,677	(2,517)
Accrued expenses	2,822	5,832	(17,503)
Deferred revenue	(692)	664	4,341
Income tax payable	466	2,547	1,150
Restricted cash	1,971	(1,056)	2,135
Other liabilities	2,080	(1,105)	88

Net Cash Provided by Operating Activities	59,521	68,178	48,554

Cash Flows from Investing Activities
Capital expenditures	(10,206)	(7,283)	(8,068)
Payments for business acquisitions, net of cash received	(108,009)	—	(188,672)
Capitalized software development costs	(28)	(394)	(437)

Net Cash Used in Investing Activities	(118,243)	(7,677)	(197,177)

Cash Flows from Financing Activities
Advances from working capital facilities	213,138	43,317	315,784
Payments on working capital facilities	(153,138)	(103,317)	(250,784)
Debt issue costs	(8)	(21)	(655)
Proceeds from secondary offering, net	—	—	83,294
Proceeds from exercise of options	478	966	2,832
Tax benefits of stock option exercises and award vesting	227	914	3,113
Issuances of stock	77	66	88
Shares reacquired in net share issuance	(975)	(1,291)	(4,179)
Payments received on stockholder notes	—	—	12

Net Cash Provided by (Used in) Financing Activities	59,799	(59,366)	149,505

Effect of Exchange Rate on Cash	(281)	(187)	(65)

Increase in Cash	796	948	817

Cash, beginning of period	3,301	2,353	1,536

Cash, end of period	$4,097	$3,301	$2,353

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,334	$3,873	$4,664

Income taxes	$26,411	$18,977	$7,644

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

(dollar amounts in tables in thousands, except per share data)

NOTE A—BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (“ICFI”), and its subsidiary, ICF Consulting Group, Inc. (“Consulting”), (collectively, “the Company”). Consulting is a wholly owned subsidiary of ICFI. ICFI is a holding company with no operations or assets, other than its investment in the common stock of Consulting. The operations of Consulting are conducted within the following subsidiaries:

•	ICF Resources, L.L.C.

•	ICF Associates, L.L.C.

•	ICF Consulting Limited (U.K)

•	ICF Consulting India Private, Ltd.

•	ICF International Consulting (Beijing) Company Ltd. (China)

•	ICF Consulting Canada, Inc.

•	ICF Consulting Pty. Ltd. (Australia)

•	ICF/EKO (Russia)

•	ICF Services Company, L.L.C.

•	ICF Consulting Services, L.L.C.

•	ICF Consultoria do Brasil, Ltda.

•	Systems Applications International, L.L.C.

•	ICF Incorporated, L.L.C.

•	ICF Emergency Management Services, L.L.C.

•	Caliber Associates, Inc.

•	Advanced Performance Consulting Group, Inc.

•	ICF Z-Tech, Inc.

•	ICF SH&E, Inc.

•	ICF SH&E Limited (UK)

•	ICF Jones & Stokes, Inc.

•	ICF Macro, Inc.

•	ICF Jacob & Sundstrom, Inc.

•	Ironworks Consulting, L.L.C.

All subsidiaries are wholly owned by Consulting. All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company provides management, technology, and policy professional services in the areas of energy, environment, and transportation; health, education, and social programs; and homeland security and defense. The Company’s major clients are United States (“U.S.”) government departments and agencies, especially the Department of Health and Human Services (“HHS”), Department of Defense (“DoD”), Department of State (“DOS”), Environmental Protection Agency (“EPA”), Department of Homeland Security (“DHS”), U.S. Department of Agriculture (“USDA”), Department of Housing and Urban Development (“HUD”), Department of Transportation (“DOT”), Department of Interior (“DOI”), Department of Justice (“DOJ”), Department of Energy (“DOE”), and Department of Education (“ED”); state and local government departments and agencies; commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms; and other government organizations throughout the U.S. and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia, with over 60 domestic regional offices (as of December 31, 2011), and international offices in Beijing, New Delhi, Singapore, Ottawa, Toronto, Brussels, London, Moscow, and Rio de Janeiro.

Reclassifications

Certain amounts in the 2009 consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. The Company enters into contracts that are time-and-materials, cost-based, fixed-price, or a combination of these.

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

Revenue recognition requires us to use judgment relative to assessing risks, estimating contract revenue and costs or other variables, and making assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of revenue and estimates at completion can be complicated and are subject to many variables. Contract costs include labor, subcontracting costs, and other direct costs, as well as an allocation of allowable indirect costs. The Company must also make assumptions regarding the length of time to complete the contract because costs include expected increases in wages, prices for subcontractors, and other direct costs. From time to time, facts develop that require us to revise its estimated total costs or hours and thus the associated revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, The Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. Provision for the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. As a result, operating results could be affected by revisions to prior accounting estimates.

The Company generates invoices to clients in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract, including deliverables, timetables, and incurrence of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the revenue recognition criteria are met. Reimbursements of out-of-pocket expenses are included in revenue with corresponding costs incurred by us included in cost of revenue.

The Company may proceed with work based upon written client direction prior to the completion and signing of formal contract documents. The Company has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can reliably be estimated and realization is probable. We base our estimates on a variety of factors, including previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract.

Approximately 66%, 71%, and 60% of the Company’s revenue for the years 2011, 2010, and 2009, respectively, were derived under prime contracts and subcontracts with agencies and departments of the U.S. federal government.

The approximate percentage of revenue by contract type was as follows:

	2011	2010	2009
Cost-based	23%	23%	20%
Time-and-materials	49%	49%	51%
Fixed-price	28%	28%	29%

Total	100%	100%	100%

For the years ending December 31, 2011, 2010, and 2009, revenue from various branches of the HHS accounted for approximately 22% or $184.5 million, 21% or $157.7 million, and 17% or $113.6 million, respectively, of the Company’s revenue. The accounts receivable due from HHS contracts as of December 31, 2011 and 2010 was approximately $17.2 million and $25.0 million, respectively.

In June of 2006, the Company was awarded a contract by the State of Louisiana, which ended in June 2009. For the year ending December 31, 2009, revenue from the State of Louisiana accounted for approximately 9% or $60.4 million of the Company’s revenue.

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

The Company performs its annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, the Company concluded that it is one reporting unit. The Company estimates fair value of its one reporting unit using a market based approach.

The Company adopted the amended guidance under Accounting Standards Update (“ASU”) 2011-08 issued in September 2011. It evaluated, on the basis of the weight of evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of its one reporting unit is less than its carrying amount. This evaluation included macroeconomic and industry and market specific considerations, financial performance indicators and measurements, and other factors. The Company has determined that it is not more likely than not that the fair value of its one reporting unit is less than its carrying amount and that the two-step impairment test is not required to be performed for 2011. Therefore, based upon management’s review, no goodwill impairment charge was required in 2011.

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

Long-lived Assets

The Company is required to review long-lived assets and identifiable intangibles subject to amortization for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

Foreign Currency Translation

As of December 31, 2011 and 2010, the Company held approximately $2.2 million and $3.0 million, respectively, in foreign financial institutions.

The financial positions and results of operations of the Company’s foreign affiliates are based on the local currency as the functional currency and are translated to U.S. dollars for financial reporting purposes. Assets and liabilities of the affiliates are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions included in operations are not material for any of the periods presented.

Deferred Rent

The Company recognizes rent expense on a straight-line basis over the term of each lease. Lease incentives or abatements received at or near the inception of leases are accrued and amortized ratably over the life of the lease.

Fair Value of Financial Instruments

The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities approximate their estimated fair values at December 31, 2011, due to their short maturities. The Company believes the carrying value of its lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at December 31, 2011.

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

Accounting Pronouncements Recently Adopted

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. In September 2011, the Financial Accounting Standards Board (“FASB”) revised the guidance related to testing goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the first step of the two-step goodwill impairment test required under existing guidance. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, upon assessing the qualitative factors in their totality, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if an entity determines that it is more likely than not, then it is required to perform the first step of the two-step impairment test. In addition, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted. Early adoption is permitted for annual and interim goodwill impairment tests and the Company has elected to do so. As a result of the adoption, the Company determined that it was not more likely than not that the fair value of its one reporting unit was less than its carrying value and therefore did not perform any further testing.

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

NOTE C—CONTRACT RECEIVABLES

Contract receivables consisted of the following at December 31:

	2011	2010
Billed	$147,248	$126,448
Unbilled	59,637	49,102
Retainages	2,477	2,331
Other	1,810	1,004
Allowance for doubtful accounts	(1,746)	(1,922)

Contract receivables, net	$209,426	$176,963

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

The Company considers a number of factors in its estimate of allowance for doubtful accounts including the customer’s financial condition, historical collection experience, and other factors that may bear on collectability of the receivables. The Company writes off contract receivables when such amounts are determined to be uncollectible. Losses have historically been within management’s expectations.

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2011	2010
Leasehold improvements	$8,324	$8,003
Software	21,602	19,430
Furniture and equipment	10,765	7,991
Computers	21,244	15,707

	61,935	51,131
Accumulated depreciation and amortization	(40,868)	(32,244)

	$21,067	$18,887

Depreciation expense for property and equipment for the years ended December 31, 2011, 2010, and 2009, was approximately $10.3 million, $10.3 million, and $9.0 million, respectively.

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2011	2010
Balance as of January 1	$323,467	$323,467
Goodwill resulting from the Marbek business combination	2,381	—
Goodwill resulting from the AeroStrategy business combination	1,026	—
Goodwill resulting from the Ironworks business combination	74,260	—

Balance as of December 31	$401,134	$323,467

Other Intangible Assets

Intangible assets are primarily amortized over periods ranging from approximately 1 to 10 years. The weighted-average period of amortization for all intangible assets as of December 31, 2011, is 7.3 years. The customer-related intangible assets, which consist of customer contracts, backlog, and non-contractual customer relationships, related to the acquisitions are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The weighted-average period of amortization of the customer-related intangibles is 7.4 years. Intangible assets related to acquired developed technology are being amortized on an accelerated basis over a weighted-average period of 5.8 years. Marketing trade names obtained in connection with business combinations are being amortized on a straight-line basis over a weighted-average period of 1.2 years. Other intangibles consisted of the following at December 31:

	2011	2010
Customer-related intangibles	$57,933	$41,396
Developed technology	2,352	2,352
Marketing trade name	605	420

	60,890	44,168
Less: accumulated amortization	(27,150)	(18,020)

	$33,740	$26,148

Aggregate amortization expense for the years ended December 31, 2011, 2010, and 2009, was approximately $9.6 million, $12.3 million, and $11.1 million, respectively. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2012	$13,827
2013	9,218
2014	5,188
2015	2,573
2016	1,432
Thereafter	1,502

$33,740

Capitalized Software

Capitalized software development costs of $1.5 million are included in other assets for the years ended December 31, 2011 and 2010, respectively. Aggregate amortization expense for 2011 was $0.3 million. There was no amortization in 2010. These costs are for enhancements and upgrades to software used in our project management services.

NOTE F—BUSINESS COMBINATIONS

Ironworks

Effective December 31, 2011, the Company acquired Ironworks Consulting, L.L.C. (“Ironworks”), an interactive web development firm that provides customer engagement solutions across web, mobile, and social media platforms to companies in the health, energy, and financial services industries, as well as to U.S. federal government agencies and nonprofit organizations. The addition of Ironworks complements the Company’s existing services and provides new selling opportunities in the federal, commercial energy, and nonprofit space, while offering additional opportunities in the financial and commercial health segments.

The aggregate purchase price of approximately $102.9 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by the Company’s Credit Facility. The Company has engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $89.5 million. The Company has preliminarily allocated approximately $74.3 million to goodwill and $15.2 million to other intangible assets. The intangible assets consist of approximately $14.7 million of customer-related intangibles that are being amortized over seven years, and $0.5 million of marketing-related intangibles that are being amortized over one year. Ironworks was an asset purchase for tax purposes, and therefore the goodwill and the amortization of intangibles are deductible over a fifteen-year period and will give rise to certain deferred tax assets and liabilities. The results of operations for Ironworks have been included in the Company’s financial statements as of December 31, 2011; however, because the acquisition occurred on the last day of the year in 2011, the operations of Ironworks had no impact on the statement of earnings. The Company is still evaluating the fair value of acquired assets and liabilities and pre-acquisition contingencies; therefore, the final allocation of the purchase price has not been completed.

The Company incurred approximately $0.4 million of transaction expenses in 2011 related to the acquisition. The expenses are recorded on the statement of earnings as indirect and selling expenses.

The fair values as reported below represent management’s estimates of the fair values as of the acquisition date.

The purchase price allocation is as follows (in thousands):

Cash	$1,108
Contract receivables	12,584
Other current and non-current assets	200
Customer-related intangibles	14,726
Marketing-related intangibles	484
Goodwill	74,260
Property and equipment	1,609

Total Assets	104,971
Accounts payable	872
Accrued salaries and benefits	365
Billings in excess of costs	837

Total Liabilities	2,074

Net Assets	$102,897

The Company does not intend to maintain Ironworks as a separate stand-alone operation and has been in the process of integrating its operations and projects, including line and staff personnel, into the rest of the Company.

Pro forma Information (Unaudited)

The following unaudited condensed pro forma information presents combined financial information as if the acquisition of Ironworks had been effective at the beginning of each twelve-month period presented. The pro forma information includes adjustments reflecting changes in the amortization of intangibles, acquisition-related expense, and interest expense, and records income tax effects as if Ironworks had been included in the Company’s results of operations:

Year Ended December 31 (in thousands except per share amounts)	2011	2010
Revenue	$898,528	$811,316
Operating income	63,061	48,778
Net income	36,309	27,021
Earnings per share:
Basic earnings per share	$1.84	$1.39
Diluted earnings per share	$1.82	$1.38

AeroStrategy

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

Marbek

In January 2011, the Company completed the acquisition of Marbek Resource Consultants Ltd. (“Marbek”), a Canadian energy and environmental consulting firm. The acquisition was immaterial to the financial statements taken as a whole. The acquisition created an integrated energy, climate, and environmental consultancy with a strong presence in Canada.

JASI

Effective December 2009, the Company acquired all of the outstanding common stock of JASI, an information technology firm specializing in providing cybersecurity and identity management services to U.S. federal civilian and defense agencies. The acquisition was immaterial to the financial statements taken as a whole. With the acquisition, the Company is able to offer an expanded range of advisory and implementation solutions across our federal and energy industry client base to assist in mitigating emerging cybersecurity threats and vulnerabilities.

Macro

Effective March 2009, the Company acquired all of the outstanding common shares of Macro. Macro provides research and evaluation, management consulting, marketing communications, and information services to key agencies and departments of the federal government. Macro is recognized for its expertise in research, evaluation, consulting, and implementation services, particularly in federal health programs, covering a wide range of health issues in the U.S. and internationally. In addition to its health-related expertise, Macro has strong credentials in housing, labor, and veterans affairs issues. The Company undertook the acquisition to expand its health-related and large project implementation capabilities across key federal markets, to add service offerings and clients in one of its largest markets, and to provide significant growth potential and cross-selling opportunities.

The aggregate purchase price of approximately $157.6 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by the revolving credit facility. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $129.5 million. The Company allocated approximately $104.1 million to goodwill and $25.4 million to other intangible assets. The intangible assets consist of approximately $24.6 million of customer-related intangibles that are being amortized over seven years, and $0.8 million of marketing-related intangibles that were amortized over nine months. Macro was purchased under the election provisions of Internal Revenue Code Section 338(h)(10), and, therefore, goodwill and the amortization of intangibles are deductible for tax purposes over a fifteen-year period and will generate deferred taxes. The results of operations for Macro have been included in the Company’s statement of earnings for periods beginning after March 31, 2009.

NOTE G—ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2011	2010
Accrued vacation	$15,264	$12,368
Accrued salaries	14,487	13,569
Accrued bonuses and commissions	12,593	10,656
Accrued medical	2,085	2,027
Other	1,786	2,130

	$46,215	$40,750

NOTE H—ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

	2011	2010
Accrued subcontractor costs	$14,987	$12,985
Deposits	3,861	5,402
Accrued incentives	2,297	—
Accrued IT and software licensing costs	2,120	2,437
Accrued insurance premiums	1,138	1,125
Accrued professional services	710	584
Accrued taxes	442	461
Accrued rent	165	335
Other accrued expenses	3,532	2,193

	$29,252	$25,522

NOTE I—LONG-TERM DEBT

The Company entered into its Credit Facility on February 20, 2008, with a syndication of nine commercial banks to allow for borrowings of up to $350.0 million for a period of five years (maturing February 20, 2013) under a revolving line of credit. The Credit Facility provides for borrowings of up to $275.0 million without a borrowing base requirement and also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $75.0 million, subject to lenders’ approval. The Credit Facility provides for pre-approval by the lenders for acquisitions with individual purchase prices of up to $75.0 million, if certain conditions are met. The Credit Facility is collateralized by substantially all of the assets of the Company, and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined by the Credit Facility, require that the Company maintain, on a consolidated basis for each quarter, a Fixed Charge Coverage Ratio of not less than 1.00 to 1.25 and a Leverage Ratio of not more than 1.0 to 3.5. As of December 31, 2011, the Company was in compliance with the covenants under the Credit Facility.

On March 31, 2009, the Credit Facility was amended to allow for the acquisition of Macro, for permission to sell capital stock in one or more offerings (provided that the proceeds are used to pay down the Credit Facility), and to increase the interest rate margins the Company pays to borrow funds under the Credit Facility. The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.97% to 2.14% in 2011.

The Company’s debt issuance costs are amortized over the term of indebtedness. Amortizable debt issuance costs were $2.6 million, as of December 31, 2011 and 2010. Accumulated amortization related to debt issuance costs was $2.0 million and $1.5 million, as of December 31, 2011 and 2010, respectively. Amortization expense of $0.5 million, $0.5 million, and $0.4 million was recorded for the years ended December 31, 2011, 2010, and 2009, respectively.

Long-term debt consisted of the following at December 31:

	2011	2010
Revolving Line of Credit/Swing Line provides for borrowings up to $275 million and matures in February 2013. Outstanding borrowings bear daily interest at a base rate (based on the U.S. Prime Rate, which was 3.25% at December 31, 2011, and 3.25% at December 31, 2010, plus a spread) or LIBOR (1, 3, or 6 month rates) plus a spread, payable monthly	$145,000	$85,000

Letters of Credit

At December 31, 2011 and 2010, the Company had outstanding letters of credit totaling approximately $1.7 million. These letters of credit are renewed annually.

NOTE J—INCOME TAXES

Income tax expense consisted of the following at December 31:

	2011	2010	2009
Current:
Federal	$20,632	$17,661	$7,959
State	4,274	3,447	1,431
Foreign	801	627	652

	25,707	21,735	10,042
Deferred:
Federal	(3,173)	(4,142)	2,840
State	(630)	(931)	99
Foreign	(9)	(151)	(355)

	(3,812)	(5,224)	2,584

Income Tax Expense	$21,895	$16,511	$12,626

Deferred tax assets (liabilities) consisted of the following at December 31:

	2011	2010
Deferred Tax Assets
Current:
Stock option compensation	$106	$175
Allowance for bad debt	416	686
Accrued vacation	5,184	3,857
Accrued bonus	5,016	4,216
Foreign tax credits	81	62
Other	208	650

Total current deferred tax asset	11,011	9,646
Non-current:
Foreign net operating loss (NOL) carry forward	159	148
Stock option compensation	2,090	1,827
Deferred rent	2,361	1,028
Deferred compensation	990	668
Foreign tax credits	688	591
Other	2,045	1,241

Total non-current deferred tax assets	8,333	5,503

Total Deferred Tax Assets	19,344	15,149

Deferred Tax Liabilities
Current:
Retention	(762)	(704)
Section 481(a) adjustment	(674)	(1,934)
Prepaids	(1,229)	(936)
Payroll taxes	(383)	(454)
Amortization	—	(645)

Total current deferred liability	(3,048)	(4,673)
Non-current:
Depreciation	(3,450)	(2,438)
Amortization	(12,841)	(11,160)
Section 481(a) adjustment	(674)	(1,347)
Other	(615)	(626)

Total non-current deferred tax liabilities	(17,580)	(15,571)

Total Deferred Tax Liabilities	(20,628)	(20,244)

Total Net Deferred Tax Asset (Liability)	$(1,284)	$(5,095)

The need to establish valuation allowances for deferred assets is based on a more-likely-than-not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration is given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives.

Effective January 1, 2009, the Company has made no provisions for deferred U.S. income taxes or additional foreign taxes on any unremitted earnings of our controlled foreign subsidiaries because the Company considers these earnings to be permanently invested. If these earnings were repatriated, in the form of dividends or otherwise, the Company would be subject to U.S. income tax on these earnings. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credit carry forwards would be available to reduce some portion of the U.S. tax liability. The Company has $0.8 million of foreign tax credits available for carry forward related to deemed dividend inclusions from its controlled foreign corporations, as well as its foreign branch operations as of December 31, 2011.

The total amount of unrecognized tax benefits as of December 31, 2011, and December 31, 2010, were $1.1 million and $0.9 million, respectively. Included in the balance at December 31, 2011, and December 31, 2010, were $0.5 million of each year, of tax positions that, if recognized, would impact the effective tax rate.

The Company does not anticipate a significant increase or decrease to the total unrecognized tax benefit during 2011. Its 2008 through 2011 tax years remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes.

The unrecognized tax benefit reconciliation, excluding penalty and interest, is as follows:

Unrecognized tax benefits at January 1, 2009	$1,240
Increase attributable to tax positions taken during a prior period	92
Increase attributable to tax positions taken during the current period	361
Decrease attributable to settlements with taxing authorities	(168)
Decrease attributable to lapse of statute of limitations	(211)

Unrecognized tax benefits at December 31, 2009	1,314
Decrease attributable to tax positions taken during the prior period	(15)
Increase attributable to tax positions taken during the current period	147
Decrease attributable to settlements with taxing authorities	(83)
Decrease attributable to lapse of statute of limitations	(419)

Unrecognized tax benefits at December 31, 2010	944
Increase attributable to tax positions taken during a prior period	117

Unrecognized tax benefits at December 31, 2011	$1,061

During 2008 and 2009, the Company filed federal, state, and foreign tax returns for prior years related to one of its 2007 acquisitions. The effect of these returns was to reduce our unrecognized tax benefits by a total of $1.1 million and for us to pay total net tax of $0.4 million.

The Company’s policy is to not recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company had approximately $0.4 million of accrued penalty and interest at December 31, 2009. During 2011, there was less than a $0.1 million change, which was adjusted through the penalty and interest expense and reflected in indirect and selling expenses and interest expense, respectively. The Company had approximately $0.5 million of accrued penalty and interest at December 31, 2011.

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Approximate differences between the statutory rate and the Company’s provision are as follows:

	2011	2010	2009
Taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.6%	4.6%	4.6%
Foreign tax rate differential and U.S. unrepatriated earnings	—%	(0.1)%	(0.6)%
Other permanent differences	0.6%	0.8%	1.6%
Change in valuation allowance	—%	—%	(0.4)%
Prior year tax adjustments and changes in unrecognized tax benefits	(1.2)%	(1.3)%	(3.4)%
Tax credits	(0.4)%	(1.2)%	(0.7)%

	38.6%	37.8%	36.1%

NOTE K—ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

On June 4, 2010, the Company’s stockholders ratified the ICF International, Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), which was adopted by the Company on March 8, 2010. The Omnibus Plan replaced the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), which the Company had used for equity and incentive awards since becoming a publicly traded company in 2006. The Omnibus Plan provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees of the Company, and non-employee directors. The Omnibus Plan, upon adoption by the Company on March 8, 2010, allowed for the Company to grant an additional 1.8 million shares in addition to the remaining shares from the 2006 Plan, for a total of approximately 2.7 million shares. Shares awarded that are not stock options or stock appreciation rights are counted as 1.9 shares deducted from the Omnibus Plan for every one share delivered under those awards. Shares awarded that are stock options or stock appreciation rights are counted as a single share deducted from the Omnibus Plan for every one share delivered under those awards. As of December 31, 2011, the Company had 1.8 million shares available to grant under the Omnibus Plan.

Total compensation expense relating to stock-based compensation was approximately $6.7 million, $7.5 million, and $7.2 million for the years ended December 31, 2011, 2010, and 2009, respectively.

As of December 31, 2011, the total unrecognized compensation expense related to non-vested stock awards totaled approximately $16.5 million. These amounts are expected to be recognized over a weighted-average period of 2.5 years.

The assumptions of post-vesting employment termination forfeiture rates used in the determination of fair value of stock awards issued during calendar year 2011 were based on the Company’s historical ten-year average. The expected annualized forfeiture rates used varied from 3.6 percent to 6.3 percent, and the Company does not expect these termination rates to vary significantly in the future.

Stock Options

Option awards are granted with an exercise price equal to the fair value of the Company’s common stock on the date of grant. All options outstanding as of December 31, 2011, have a 10-year contractual term. The Company expenses the value of these option grants over the requisite service period, generally, the vesting period. The Company recorded approximately $1.1 million, $0.6 million, and $0.5 million of compensation expense related to stock options for the years ended December 31, 2011, 2010, and 2009, respectively. The fair value of the options is estimated on the date of grant using the Black-Scholes-Merton pricing model. The fair value assumptions for awards in 2011 were 5.6 years for the expected life, 42.3% for historical volatility, and 2.2% for the risk-free rate. The fair value assumptions for awards in 2010 were a range of 5.1 to 5.5 years for the expected life, a range of 45.0 percent to 45.7 percent for historical volatility, and a range of 2.3% to 2.6% for the risk-free rate. No options were granted during the year ended December 31, 2009. At December 31, 2011, unrecognized expense related to stock options totaled approximately $2.0 million, and these costs are expected to be recognized through 2014.

The following table summarizes the changes in outstanding stock options:

	Shares	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2009	658,832	$10.19	$9,474
Exercised	(336,956)	$8.40	$(6,200)
Forfeited/Expired	(8,903)	$9.98	$(150)

Outstanding at December 31, 2009	312,973	$12.12	$4,594
Exercised	(110,237)	$8.76	$(1,870)
Granted	196,133	$24.44	$251
Forfeited/Expired	(6,500)	$6.16	$(127)

Outstanding at December 31, 2010	392,369	$19.32	$2,511
Exercised	(39,487)	$12.11	$(500)
Granted	190,552	$21.77	$574
Forfeited/Expired	(82,781)	$21.85	$(243)

Outstanding at December 31, 2011	460,653	$20.50	$1,972

Vested plus expected to vest at December 31, 2011	451,573	$20.46	$1,951

Exercisable at December 31, 2011	206,538	$17.67	$1,468

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $24.78 as of December 31, 2011. The weighted average grant date fair value of options granted was $9.18 and $10.64 per share for the years ended December 31, 2011, and 2010, respectively. As of December 31, 2011, the weighted-average remaining contractual term for options vested and expected to vest was 7.3 years, and 5.5 years for exercisable options.

Information regarding stock options outstanding as of the dates indicated is summarized below:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding As of 12/31/11	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of 12/31/11	Weighted Average Exercise Price
$ 5.00 - $ 7.00	7,021	0.35	$6.10	7,021	$6.10
$ 7.01 - $10.00	32,000	3.41	$8.17	32,000	$8.17
$18.01 - $23.00	294,094	7.54	$20.30	125,000	$18.31
$23.01 - $25.00	127,538	8.25	$24.84	42,517	$24.84

$5.00 to $25.00	460,653	7.34	$20.50	206,538	$17.67

Restricted Stock Awards

Pursuant to the Omnibus Plan, the Company issued 48,356 shares of restricted stock awards to its directors in the year ended December 31, 2011. The average grant date fair value of these restricted stock awards was $24.32 per share.

Compensation expense related to restricted stock awards computed under the fair value method for the years ended December 31, 2011, 2010, and 2009, was approximately $0.8 million, $0.6 million, and $0.7 million, respectively. Unrecognized expense related to restricted stock awards was approximately $0.4 million for the year ended December 31, 2011, and is expected to be recognized over a weighted-average period of 0.4 years.

A summary of the Company’s restricted stock awards is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested restricted stock awards at January 1, 2009	58,025	$13.62	$1,555
Granted	7,615	$25.99	$204
Vested	(54,346)	$14.54	$(1,456)
Cancelled	(4,500)	$12.00	$(121)

Non-vested restricted stock awards at December 31, 2009	6,794	$21.20	$182
Granted	20,002	$24.38	$514
Vested	(23,400)	$23.92	$(601)
Cancelled	—	$—	$—

Non-vested restricted stock awards at December 31, 2010	3,396	$21.19	$87
Granted	48,356	$24.32	$1,198
Vested	(17,088)	$23.87	$(423)
Cancelled	—	$—	$—

Non-vested restricted stock awards at December 31, 2011	34,664	$24.23	$859

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $24.78 as of December 31, 2011.

Restricted Stock Units

During the year ended December 31, 2011, the Company awarded 350,375 restricted stock units to employees that vest over four years. Upon vesting, the employee is issued one share of stock for each restricted stock unit he or she holds. Restricted stock units were valued based on the grant date value of a share of common stock and are expensed on a straight-line basis over the vesting period of the award. The weighted-average grant date fair value of restricted stock units granted during the year ended December 31, 2011 was $21.69 per share.

Compensation expense related to restricted stock units computed under the fair value method for the years ended December 31, 2011, 2010, and 2009, was approximately $4.8 million, $6.3 million, and $6.0 million, respectively.

At December 31, 2011, unrecognized expense related to restricted stock units totaled approximately $14.1 million. These costs are expected to be recognized over a weighted-average period of 2.7 years. The aggregate intrinsic value of restricted stock units at December 31, 2011 that are expected to vest was approximately $18.1 million.

A summary of the Company’s restricted stock units is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested restricted stock units at January 1, 2009	623,671	$19.16	$16,714
Granted	306,883	$25.78	$8,244
Vested	(409,084)	$28.33	$(10,963)
Cancelled	(35,453)	$21.13	$(950)

Non-vested restricted stock units at December 31, 2009	486,017	$15.48	$13,025
Granted	423,092	$24.90	$10,882
Vested	(206,400)	$24.62	$(5,298)
Cancelled	(50,385)	$25.64	$(1,296)

Non-vested restricted stock units at December 31, 2010	653,324	$25.05	$16,803
Granted	350,375	$21.69	$8,682
Vested	(176,251)	$22.56	$(4,367)
Cancelled	(58,429)	$24.01	$(1,448)

Non-vested restricted stock units at December 31, 2011	769,019	$23.67	$19,056
Restricted stock units expected to vest in the future	730,354	$24.78	$18,098

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $24.78 per share as of December 31, 2011.

NOTE L—EARNINGS PER SHARE

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and restricted stock units. The effect of 653 and 541 restricted stock units had no impact upon the years ended December 31, 2011, and 2010, because they were anti-dilutive to EPS. The dilutive effect of stock options and awards for each period reported is summarized below:

	2011	2010	2009
	(in thousands)
Basic weighted-average shares outstanding	19,684	19,375	15,433
Effect of potential exercise of stock options and unvested restricted stock and restricted stock units	244	251	481

Diluted weighted-average shares outstanding	19,928	19,626	15,914

NOTE M—SHARE REPURCHASE PROGRAM AND SECONDARY OFFERING

In 2011, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase in the aggregate up to $35.0 million of its outstanding common stock. Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately-negotiated transactions in accordance with applicable insider trading and other securities laws and regulations.

The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations as may be considered in the Company’s sole discretion. As of December 31, 2011, the Company had not repurchased any shares under the share repurchase program.

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

NOTE N—CONTINGENCIES AND COMMITMENTS

Litigation and Claims

The Company is involved in various legal matters and proceedings arising in the ordinary course of business. While these matters and proceedings cause it to incur costs, including, but not limited to, attorneys’ fees, the Company currently believes that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on our financial position, results of operations, or cash flows.

Road Home Contract

Although no legal proceeding has been commenced, the Company has received correspondence from the Office of Community Development of the State of Louisiana, claiming that the Company is responsible for the overpayment of Road Home program grant funds. The Company believes this claim has no merit, and intends to vigorously defend its position, and has therefore not recorded a liability as of December 31, 2011.

Operating Leases

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

The Company has entered into various other operating leases for equipment and office space. Certain facility leases may contain fixed escalation clauses, certain facility leases require the Company to pay operating expenses in addition to base rental amounts, and seven leases require the Company to maintain letters of credit. Rent expense is recognized on a straight-line basis over the lease term. Rent expense and sub-lease income for operating leases were approximately $32.0 million and $0.2 million, respectively, for 2011, approximately $31.2 million and $0.3 million, respectively, for 2010, and approximately $29.5 million and $0.9 million, respectively, for 2009.

Future minimum rental payments under all non-cancelable operating leases are as follows:

Year ending December 31,
2012	$30,870
2013	27,554
2014	22,377
2015	22,019
2016	21,012
Thereafter	127,593

$251,425
Less: Sublease Income	(234)

$251,191

Long-Term Agreements

The Company entered into an amended and restated employment agreement with Chief Executive Officer Sudhakar Kesavan as of the effective date of the initial public offering, which was subsequently amended on December 29, 2008, to bring it into compliance with Section 409A of the Internal Revenue Code. Mr. Kesavan may terminate this agreement by giving 45 days prior written notice to the Company, and the Company may terminate this agreement either without cause upon 30 days prior written notice or at any time for cause upon written notice. Absent a change in control, if he is involuntarily terminated without cause or resigns for good reason, as defined in the agreement, he will be paid all accrued salary, a severance payment equal to two times his base salary payable in 24 equal monthly installments, and bonus and other incentive compensation prorated through his termination date and payable pursuant to its regular payment schedule. Additionally, the vesting of his unvested options, if any, on his termination date will be accelerated in connection with such a termination and exercisable for the balance of their term(s).

The Company has entered into severance protection agreements with Messrs. Kesavan and Wasson (Chief Operating Officer and President), allowing them to receive certain payments and benefits if they are terminated without cause or resign for good reason within 24 months following a change in control. In the event of such termination, the executive will receive, among other payments and benefits, (i) his base salary earned through the date of termination and pro rata bonus for the year of termination and (ii) a lump-sum payment equal to three times the executive’s average annual taxable W-2 compensation during the three years prior to termination subject to reduction after taking into account the excise tax under Section 4999 of the Internal Revenue Code to maximize the net amount after taxes.

The Company has also entered into other severance arrangements with Mr. Wasson pursuant to a separate severance letter agreement, entitling him to certain payments in the event of termination of employment by the Company other than for cause. In the event of termination under such circumstances, Mr. Wasson would be entitled to (i) continuation of his base salary for 12 months and (ii) an amount equal to the average annual bonus paid to him over the three years prior to his termination.

On September 6, 2011, the Company entered into a severance letter agreement with Sandra B. Murray, the Company’s Interim Chief Financial Officer and Senior Vice President. Ms. Murray’s severance agreement will remain in effect until the earlier of (i) June 30, 2012 or (ii) a new Company CFO, other than Ms. Murray, is selected and the Company has no other viable position for her or one in which she is interested in performing. Subject to certain restrictions and terms, her severance agreement generally provides that, in the event the Company involuntarily terminates Ms. Murray’s employment without Cause (as defined in the severance agreement) or she elects to voluntarily resign due to the selection of a new CFO, then she is entitled to the following benefits: (i) a pro-rated share of her targeted bonus of $150,000 based on the number of months she acts in the capacity of Interim CFO in the calendar year in which her appointment ends; (ii) seven months’

severance benefits calculated based upon her current annualized salary of $305,594 plus her last paid bonus, to be paid out over 15 biweekly pay dates following her separation from service; and (iii) Ms. Murray and her dependents will be provided with health care coverage on the same terms in effect on her separation from service date, for the period of time that severance benefits are paid.

NOTE O—EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the Retirement Savings Plan). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code.

Participants in the Retirement Savings Plan are able to elect to defer up to 70% of their compensation subject to statutory limitations, and were entitled to receive 100% employer matching contributions for the first 3% and 50% for the next 2% of their compensation. Contribution expense related to the Retirement Savings Plan for the years ended December 31, 2011, 2010, and 2009, was approximately $10.3 million, $9.2 million, and $7.7 million, respectively.

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

NOTE P—SUBSEQUENT EVENTS

Acquisition of GHK Holdings Limited (GHK)

In February 2011, the Company completed the acquisition of GHK Holdings Limited (GHK). With its headquarters in London, GHK is a multi-disciplinary consultancy serving government and commercial clients on environment, employment, health, education and training, transportation, social policy, business and economic development, and international development issues.

NOTE Q—SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	2011	2010	2009
Balance at beginning of period	$1,922	$2,333	$3,378
Additions	—	543	463
Recoveries/write-offs	(176)	(954)	(1,508)

Balance at end of period	$1,746	$1,922	$2,333

Allowance for Deferred Tax Assets

	2011	2010	2009
Balance at beginning of period	$—	$—	$115
Additions	—	—	—
Releases and other reductions	—	—	(115)

Balance at end of period	$—	$—	$—

NOTE R—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2011				2010
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Contract revenue	$194,742	$213,395	$218,691	$213,947	$174,438	$199,647	$197,711	$192,938
Operating income	13,419	15,504	16,094	13,867	10,100	12,661	12,505	11,647
Net income	$7,726	$8,963	$9,334	$8,842	$5,420	$7,201	$7,393	$7,157
Earnings per share:
Basic	0.39	$0.46	$0.47	$0.45	0.28	$0.37	$0.38	$0.37
Diluted	0.39	0.45	0.47	0.44	0.28	0.37	0.38	0.36
Weighted-average common shares outstanding
Basic	19,580	19,688	19,728	19,738	19,282	19,351	19,413	19,489
Diluted	19,780	19,847	19,860	19,956	19,504	19,568	19,630	19,751

Note: Amounts do not sum to annual numbers in all cases due to rounding.