Form 10-Q
period 2012-03-31
ICF International, Inc.
filed 2012-05-04
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2012

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

As of April 30, 2012, there were 19,911,682 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2012	December 31, 2011
	(Unaudited)

Current Assets:
Cash	$5,713	$4,097
Contract receivables, net	223,251	209,426
Prepaid expenses and other	6,009	7,948
Income tax receivable	484	1,155
Deferred income taxes	5,206	7,963

Total current assets	240,663	230,589

Total property and equipment, net	29,301	21,067
Other assets:
Goodwill	406,799	401,134
Other intangible assets, net	32,476	33,740
Restricted cash	1,215	1,208
Other assets	8,895	6,877

Total Assets	$719,349	$694,615

Current Liabilities:
Accounts payable	$40,628	$38,685
Accrued salaries and benefits	41,301	46,215
Accrued expenses	28,898	29,252
Deferred revenue	24,241	20,180

Total current liabilities	135,068	134,332

Long-term Liabilities:
Long-term debt	152,146	145,000
Deferred rent	7,706	7,223
Deferred income taxes	10,115	9,247
Other	11,247	5,785

Total Liabilities	316,282	301,587
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 19,979,970 and 19,887,459 issued; and 19,852,895 and 19,792,499 outstanding as of March 31, 2012, and December 31, 2011, respectively	20	20
Additional paid-in capital	229,885	227,577
Retained earnings	177,439	168,502
Treasury stock	(3,083)	(2,266)
Accumulated other comprehensive loss	(1,194)	(805)

Total Stockholders’ Equity	403,067	393,028

Total Liabilities and Stockholders’ Equity	$719,349	$694,615

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011

Gross Revenue	$227,641	$194,742
Direct Costs	140,188	118,221
Operating costs and expenses:
Indirect and selling expenses	65,871	57,926
Depreciation and amortization	1,815	2,761
Amortization of intangible assets	3,531	2,415

Total operating costs and expenses	71,217	63,102

Operating income	16,236	13,419
Interest expense	(1,307)	(629)
Other income (expense)	(33)	87

Income before income taxes	14,896	12,877
Provision for income taxes	5,959	5,151

Net income	$8,937	$7,726

Earnings per Share:
Basic	$0.45	$0.39

Diluted	$0.45	$0.39

Weighted-average Shares:
Basic	19,769	19,580

Diluted	20,082	19,780

Other comprehensive income:
Foreign currency translation adjustments	(389)	156

Comprehensive income	$8,548	$7,882

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities
Net income	$8,937	$7,726
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3,674	(16)
(Gain) loss on disposal of fixed assets	67	(66)
Non-cash equity compensation	1,772	1,195
Depreciation and amortization	5,346	5,176
Deferred rent	525	842
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(4,391)	(2,138)
Prepaid expenses and other assets	1,678	(972)
Accounts payable	(798)	(5,629)
Accrued salaries and benefits	(5,313)	3,819
Accrued expenses	(5,712)	(3,059)
Deferred revenue	(655)	896
Income tax receivable and payable	419	4,236
Restricted cash	(7)	1,303
Other liabilities	5,461	513

Net cash provided by operating activities	11,003	13,826

Cash flows from investing activities
Capital expenditures	(5,626)	(1,696)
Capitalized software development costs	0	(28)
Payments for business acquisitions, net of cash received	(8,556)	(4,547)

Net cash used in investing activities	(14,182)	(6,271)

Cash flows from financing activities
Advances from working capital facilities	35,231	32,294
Payments on working capital facilities	(28,085)	(37,294)
Debt issue costs	(1,681)	0
Proceeds from exercise of options	23	85
Tax benefits of stock option exercises and award vesting	486	949
Net payments for stockholder issuances and buybacks	(790)	(758)

Net cash provided by (used in) financing activities	5,184	(4,724)
Effect of exchange rate on cash	(389)	156

Increase in cash	1,616	2,987
Cash, beginning of period	4,097	3,301

Cash, end of period	$5,713	$6,288

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$830	$610

Income taxes	$1,468	$328

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share amounts)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the three-month periods ended March 31, 2012, and March 31, 2011. Operating results for the three-month period ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair values at March 31, 2012, due to their short maturities. The Company believes the carrying value of the lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at March 31, 2012. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2012.

Nature of Operations

The Company provides management, technology, and policy professional services in the areas of energy, environment, and infrastructure; health, social programs, and consumer/financial; and public safety and defense. Beginning in 2012, the Company changed the names of its markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for a more detailed discussion. The Company’s major clients are United States (“U.S.”) government departments and agencies, especially the Department of Health and Human Services (“HHS”), Department of Defense (“DoD”), Department of State (“DOS”), Environmental Protection Agency (“EPA”), Department of Homeland Security (“DHS”), U.S. Department of Agriculture (“USDA”), Department of Housing and Urban Development (“HUD”), Department of Transportation (“DOT”), Department of Interior (“DOI”), Department of Justice (“DOJ”), Department of Energy (“DOE”), and Department of Education (“ED”); state and local government departments and agencies; commercial and international clients, primarily in the air transportation and energy sectors, including airlines, airports, electric and gas utilities, oil companies, and law firms; and other government organizations throughout the U.S. and the world. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 60 offices in the U.S. and over 15 offices in key markets outside the U.S., including offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, Moscow, and Rio de Janeiro.

Note 2. Business Combinations

GHK Holdings Limited (GHK)

In February 2012, the Company completed the acquisition of GHK Holdings Limited (“GHK”). With its headquarters in London, GHK is a multi-disciplinary consultancy serving government and commercial clients on environment, employment, health, education and training, transportation, social policy, business and economic development, and international development issues. The purchase was immaterial to the Company’s financial statements taken as a whole.

Ironworks Consulting, L.L.C. (Ironworks)

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

The aggregate purchase price of approximately $102.5 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by the Company’s Credit Facility. The Company has engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $89.6 million. The Company has preliminarily allocated approximately $74.4 million to goodwill and $15.2 million to other intangible assets. The intangible assets consist of approximately $14.7 million of customer-related intangibles that are being amortized over seven years from the acquisition date, and $0.5 million of marketing-related intangibles that are being amortized over one year from the acquisition date. The change in the aggregate purchase price, and the changes in certain purchase price allocations from December 31, 2011, reflect changes to the working capital adjustment and preliminary purchase price allocations. The Company is still evaluating the fair value of acquired assets and liabilities and pre-acquisition contingencies; therefore, the final allocation of the purchase price has not been completed. Ironworks was an asset purchase for tax purposes, and therefore, the goodwill and the amortization of intangibles are deductible over a fifteen-year period and will give rise to certain deferred tax assets and liabilities. The results of operations for Ironworks have been included in the Company’s financial statements as of December 31, 2011; however, because the acquisition occurred on the last day of the year in 2011, the operations of Ironworks had no impact on the statement of earnings in 2011.

The Company incurred approximately $0.4 million of transaction expenses in 2011 related to the acquisition. The expenses are recorded on the statement of earnings as indirect and selling expenses.

The fair values as reported below represent management’s estimates of the fair values as of the acquisition date.

The purchase price allocation is as follows (in thousands):

Cash	$1,112
Contract receivables	12,678
Other current and non-current assets	199
Customer-related intangibles	14,726
Marketing-related intangibles	484
Goodwill	74,378
Property and equipment	1,121

Total Assets	104,698

Accounts payable	931
Accrued salaries and benefits	370
Billings in excess of costs	905

Total Liabilities	2,206

Net Assets	$102,492

The Company does not intend to maintain Ironworks as a separate stand-alone operation and has been in the process of integrating its operations and projects, including line and staff personnel, into the rest of the Company.

AeroStrategy L.L.C. (AeroStrategy)

In September 2011, the Company hired the staff and purchased select assets and liabilities of AeroStrategy L.L.C., a Michigan limited liability company, and AeroStrategy Limited, a limited company organized under the laws of England (collectively, “AeroStrategy”), an international aviation and aerospace management consulting firm. The purchase was immaterial to the Company’s financial statements taken as a whole. The purchase strengthened the Company’s aviation consulting business with additional services and an expanded client base.

Marbek Resource Consultants Ltd. (Marbek)

In January 2011, the Company completed the acquisition of Marbek Resource Consultants Ltd. (“Marbek”), a Canadian energy and environmental consulting firm. The acquisition was immaterial to the Company’s financial statements taken as a whole. The acquisition created an integrated energy, climate, and environmental consultancy with a strong presence in Canada.

Note 3. Contract Receivables

Contract receivables consisted of the following:

	March 31, 2012	December 31, 2011
Billed	$145,412	$149,725
Unbilled	79,612	61,447
Allowance for doubtful accounts	(1,773)	(1,746)

Contract receivables, net	$223,251	$209,426

Contract receivables, net of the established allowance, are stated at amounts expected to be received in future periods. Unbilled receivables result from revenue that has been earned in advance of billing. Unbilled receivables can be invoiced at contractually defined intervals or milestones, as well as upon completion of the contract or government audits. The Company anticipates that the majority of unbilled receivables will be substantially billed and collected within one year, and therefore, classifies them as current assets in accordance with industry practice.

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

Road Home Contract

Although no legal proceeding has been commenced, the Company has received additional correspondence from the Office of Community Development of the State of Louisiana, adding to its claim that the Company is responsible for the overpayment of Road Home program grant funds. The Company expects to receive more correspondence from the Office of Community Development, further adding to the claim. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of March 31, 2012.

Note 5. Long-Term Debt

The Company entered into a Third Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on March 14, 2012, with a syndication of ten commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The new Credit Facility amends and restates the previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, and also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. Total debt issuance costs as of March 31, 2012 were $2.2 million, including approximately $1.6 million in additional debt issuance costs related to the amended Credit Facility. The Company will amortize these debt issuance costs over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company, and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined by the Credit Facility, require that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.00 to 1.25 and a leverage ratio of not more than 1.0 to 3.75. As of March 31, 2012, the Company was in compliance with the covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.7% to 3.5% during the first quarter of 2012.

As of March 31, 2012, the Company had $152.1 million in long-term debt outstanding, $2.9 million in outstanding letters of credit, and unused borrowing capacity of $245.0 million under the Credit Facility.

Note 6. Accounting for Stock-Based Compensation

The Company recognized stock-based compensation expense of $1.8 million for the three months ended March 31, 2012, and $1.2 million for the three months ended March 31, 2011. Unrecognized compensation expense of $24.8 million as of March 31, 2012, related to unvested stock-based compensation agreements, will be recognized over a weighted-average period of three years. For the three months ended March 31, 2012, the Company granted approximately 0.5 million shares in the form of equity compensation. As of March 31, 2012, the Company had approximately 1.0 million shares available to grant under its equity compensation plan.

Note 7. Income Taxes

The Company’s effective tax rate for the three-month periods ended March 31, 2012, and March 31, 2011, was 40.0%. The gross unrecognized tax benefits were $1.1 million at March 31, 2012. The offsetting tax benefit at March 31, 2012, was $0.4 million. If recognized, $0.5 million of the net unrecognized tax benefits at March 31, 2012, would impact the effective tax rate.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. The 2008 through 2011 tax years remain subject to examination by the Internal Revenue Service, and the 2007 through 2011 tax years generally remain subject to examination by state authorities. The Company does not anticipate a significant increase or decrease in total unrecognized tax benefits during the next 12 months.

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 8. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and restricted stock units (“RSUs”). The dilutive effect of stock options excludes shares that would be anti-dilutive to the calculation of EPS if included. The dilutive effect of stock options, restricted stock, and RSU awards for each period reported is summarized below:

	Three Months Ended March 31,
	2012	2011

Net Income	$8,937	$7,726

Weighted-average number of basic shares outstanding during the period	19,769	19,580
Dilutive effect of stock options, restricted stock and RSUs	313	200

Weighted-average number of diluted shares outstanding during the period	20,082	19,780

Basic earnings per share	$0.45	$0.39

Diluted earnings per share	$0.45	$0.39

Note 9. Recent Pronouncements

ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. In September 2011, the Financial Accounting Standards Board (“FASB”) revised the guidance related to testing goodwill for impairment. The new guidance permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount, as a basis for determining whether it is necessary to perform the first step of the two-step goodwill impairment test required under existing guidance. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If, upon assessing the qualitative factors in their totality, an entity determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying value, then performing the two-step impairment test is unnecessary. However, if an entity determines that it is more likely than not, then it is required to perform the first step of the two-step impairment test. In addition, an entity is no longer permitted to carry forward its detailed calculation of a reporting unit’s fair value from a prior year as previously permitted. The Company adopted this guidance as of the third quarter of 2011.

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

OVERVIEW

We provide management, technology, and policy consulting and implementation services to government, commercial, and non-U.S. clients. We help our clients conceive, develop, implement, and improve solutions that address complex natural resource, social, and national security issues. Our services primarily address three key markets:

•

Energy, environment, and infrastructure. We provide advisory services on energy and environmental issues for both government and commercial clients relating to power markets, energy demand, environmental policy, and the transportation industry. We develop implementation solutions for industry related challenges such as increasing energy efficiency needs and managing the environmental challenges of large infrastructure projects.

•

Health, social programs, and consumer/financial. We provide research and evaluation advisory services, and implementation services, including program development and information technology applications, for public health issues and for a variety of social programs, such as those focused on education, housing and veterans. We also provide advisory and technology services to consumer and financial businesses and government agencies that interact with those businesses.

•

Public safety and defense. We provide advisory and implementation services concerning public safety, including crime and justice, and for homeland security in all phases of program development and critical infrastructure protection. Our defense services include logistical program support, modeling and simulation, and cybersecurity.

In 2012, we modified the names of each of our key markets. Energy, environment, and transportation is now energy, environment, and infrastructure; health, education, and social programs is now health, social programs, and consumer/financial; and homeland security and defense is now public safety and defense. We made these modifications because of new acquisitions and growth that allow us to reach new customers with a broader array of services in these markets. We have also made changes to the allocation of revenue to each of these markets, and reflected these changes in both the current and prior year periods.

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

We have more than 4,500 employees, including many recognized as thought leaders in their respective fields. The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. We maintain offices throughout the world, including over 60 offices in the U.S. and over 15 offices in key markets outside the U.S., including offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, Moscow, and Rio de Janeiro.

OUTLOOK

Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements across the program life cycle in our three key markets, and to complete additional acquisitions and to integrate them successfully. In our three markets, we will continue to focus on building scale in domain and horizontal expertise; developing our commercial, as well as our government, business; and replicating our business model geographically throughout the world.

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

We generate invoices to clients in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract, including deliverables, timetables, and incurrence of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the revenue recognition criteria are met. Reimbursements of out-of-pocket expenses are included in revenue with corresponding costs incurred by us included in the cost of revenue.

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

We perform our annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, we have concluded that the Company is one reporting unit. We estimate fair value of our one reporting unit using a market based approach.

We have adopted the amended guidance under ASU 2011-08, issued in September 2011. We evaluated, on the basis of the weight of evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of our one reporting unit is less than its carrying amount. This evaluation included macroeconomic, industry and market specific considerations, financial performance indicators and measurements, and other factors. We determined that it is not more likely than not that the fair value of our one reporting unit is less than its carrying amount and that the two-step impairment test was not required to be performed for 2011. Therefore, based upon management’s review, no goodwill impairment charge was required as of December 31, 2011, or March 31, 2012.

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

Recent pronouncements

New accounting standards are discussed in “Note 9 – Recent Pronouncements” of our “Notes to Consolidated Financial Statements” appearing in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months ended March 31, 2012, compared to Three Months ended March 31, 2011

The following table sets forth certain items from our unaudited consolidated statements of earnings and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,				Year-to-Year Change Three Months Ended March 31,
	2012	2011	2012	2011	2011 to 2012
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$227,641	$194,742	100.0%	100.0%	$32,899	16.9%
Direct Costs	140,188	118,221	61.6%	60.7%	21,967	18.6%
Operating Costs and Expenses
Indirect and selling expenses	65,871	57,926	28.9%	29.7%	7,945	13.7%
Depreciation and amortization	1,815	2,761	0.8%	1.4%	(946)	(34.3)%
Amortization of intangible assets	3,531	2,415	1.6%	1.3%	1,116	46.2%

Total Operating Costs and Expenses	71,217	63,102	31.3%	32.4%	8,115	12.9%

Operating Income	16,236	13,419	7.1%	6.9%	2,817	21.0%
Other (Expense) Income
Interest expense	(1,307)	(629)	(0.6)%	(0.3)%	(678)	107.8%
Other income	(33)	87	—	—	(120)	(137.9)%

Income before Income Taxes	14,896	12,877	6.5%	6.6%	2,019	15.7%
Provision for Income Taxes	5,959	5,151	2.6%	2.6%	808	15.7%

Net Income	$8,937	$7,726	3.9%	4.0%	$1,211	15.7%

Gross Revenue. Revenue for the three months ended March 31, 2012, was $227.6 million, compared to $194.7 million for the three months ended March 31, 2011, representing an increase of $32.9 million or 16.9%. Excluding the impact of the acquisitions of Ironworks and GHK, revenue increased by $13.7 million, compared to the three months ended March 31, 2011. Total revenue increased in each client type, primarily in U.S. commercial of $17.3 million, and U.S. federal government of $8.3 million, compared to the three months ended March 31, 2011.

Direct costs. Direct costs for the three months ended March 31, 2012, were $140.2 million compared to $118.2 million for the three months ended March 31, 2011, an increase of $22.0 million or 18.6%. The increase in direct costs is primarily attributable to an increase in subcontractor expense and direct labor expense, primarily impacted by the acquisitions of Ironworks and GHK. Direct costs as a percent of revenue increased to 61.6% for the three months ended March 31, 2012, compared to 60.7% for the three months ended March 31, 2011.

Indirect and selling expenses. Indirect and selling expenses for the three months ended March 31, 2012 were $65.9 million compared to $57.9 million for the three months ended March 31, 2011, an increase of $7.9 million or 13.7%. The increase in indirect and selling expenses is primarily attributable to an increase in indirect labor, primarily impacted by the acquisitions of Ironworks and GHK. Indirect and selling expenses as a percent of revenue decreased to 28.9% for the three months ended March 31, 2012, compared to 29.7% for the three months ended March 31, 2011.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2012, was $1.8 million compared to $2.8 million for the three months ended March 31, 2011. The decrease in depreciation and amortization of $0.9 million was partially due to a change in the estimated useful lives of certain technology related assets, and partially due to other assets that had been fully depreciated as of March 31, 2012, but had not been fully depreciated as of March 31, 2011.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2012, was $3.5 million compared to $2.4 million for the three months ended March 31, 2011. The 46.2% increase resulted primarily from the acquisitions of Ironworks and GHK.

Operating Income. For the three months ended March 31, 2012, operating income was $16.2 million compared to $13.4 million for the three months ended March 31, 2011, an increase of $2.8 million or 21.0%. Operating income as a percent of revenue increased to 7.1% for the three months ended March 31, 2012, from 6.9% for the three months ended March 31, 2011. Operating income and operating income as a percent of revenue increased due to growth in revenue outpacing the growth in costs.

Interest expense. For the three months ended March 31, 2012, interest expense was $1.3 million, compared to $0.6 million for the three months ended March 31, 2011. The $0.7 million increase was due primarily to an increase in the average debt balance related to the acquisition of Ironworks.

Provision for Income Taxes. Our effective income tax rate for the three months ended March 31, 2012, and March 31, 2011, was 40.0%.

SELECTED KEY METRICS

Revenue

We earn revenue from services that we provide to clients in three key markets:

•	Energy, environment, and infrastructure;

•	Health, social programs, and consumer/financial; and

•	Public safety and defense.

In 2012, we modified the names of each of our key markets. Energy, environment, and transportation is now energy, environment, and infrastructure; health, education, and social programs is now health, social programs, and consumer/financial; and homeland security and defense is now public safety and defense. We made these modifications because of new acquisitions and growth that allow us to reach new customers with a broader array of services in these markets. We have also made changes to the allocation of revenue to each of these markets, and reflected these changes in both the current and prior year periods.

The following table shows our revenue from each of our three markets as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market.

	Three Months Ended March 31,
	2012	2011
Energy, environment, and infrastructure	44%	41%

Health, social programs, and consumer/financial	43%	43%

Public safety and defense	13%	16%

Total	100%	100%

Our primary clients are the agencies and departments of the U.S. federal and state governments. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended March 31,
	2012	2011

U.S. federal government	62%	68%

U.S. state and local government	10%	10%

U.S. commercial	23%	17%

Non-U.S.	5%	5%

Total	100%	100%

The decrease in U.S. federal government revenue and the increase in U.S. commercial revenue as a percent of total revenue, for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, is primarily attributable to revenue from the acquisition of Ironworks, and growth in work with energy-related clients.

Contract mix

Our contracts with clients include time-and-materials contracts, fixed-priced contracts, and cost-based contracts (including cost-based fixed fee, cost-based award fee, and cost-based incentive fee, as well as grants and cooperative agreements). Our contract mix varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Three Months Ended March 31,
	2012	2011

Time-and-materials	50%	51%

Fixed-price	28%	27%

Cost-based	22%	22%

Total	100%	100%

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	March 31,
	2012	2011
	(in millions)
Funded	$741.5	$639.1
Unfunded	946.8	$732.8

Total	$1,688.3	$1,371.9

Included in our total March 31, 2012 backlog is $63.8 million related to a signed federal government contract under protest. Management believes the contract award to us will be upheld.

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

Credit Facility. We entered into a Third Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on March 14, 2012, with a syndication of ten commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The new Credit Facility amends and restates the previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, and also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. Total debt issuance costs as of March 31,

2012 were $2.2 million, including approximately $1.6 million in additional debt issuance costs related to the amended Credit Facility. We will amortize these debt issuance costs over the term of the agreement. The Credit Facility is collateralized by substantially all of our assets of the Company, and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined by the Credit Facility, require that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.00 to 1.25 and a leverage ratio of not more than 1.0 to 3.75. As of March 31, 2012, we were in compliance with the covenants under the Credit Facility.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.7% to 3.5% during the first quarter of 2012.

Financial Condition. There were several changes in our balance sheet during the three months ended March 31, 2012. Accounts receivable increased from $209.4 million on December 31, 2011, to $223.3 million on March 31, 2012. Not including the impact of the acquisition of GHK, days-sales-outstanding were 78 days at March 31, 2012, and were 74 days at March 31, 2011. Long-term debt increased from $145.0 million on December 31, 2011, to $152.1 million on March 31, 2012, primarily due to the acquisition of GHK. Accounts payable and accrued salaries and benefits decreased to $81.9 million on March 31, 2012, from $84.9 million on December 31, 2011, primarily due to the timing of payments. Not including the impact of the acquisition of GHK, days-payable-outstanding were 46 days at March 31, 2012, and March 31, 2011.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of March 31, 2012, we had $152.1 million borrowed under our revolving line of credit, outstanding letters of credit of $2.9 million, and unused borrowing capacity of $245.0 million which is available for our working capital needs and for other purposes.

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

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash was $5.7 million and $4.1 million on March 31, 2012, and December 31, 2011, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the three months ended March 31, 2012, and March 31, 2011:

	Three Months Ended March 31,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$11,003	$13,826
Net cash used in investing activities	(14,182)	(6,271)
Net cash provided by (used in) financing activities	5,184	(4,724)
Effect of exchange rate on cash	(389)	156

Net increase in cash	$1,616	$2,987

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $11.0 million in the three months ended March 31, 2012, and $13.8 million in the three months ended March 31, 2011. Cash flows from operating activities for the first three months of 2012 were positively impacted by prepaid expenses and other assets, and other liabilities, and were negatively impacted by accrued salaries and benefits, contract receivables, and accrued expenses. Cash flows from operating activities for the first three months of 2011 were positively impacted by accrued salaries and benefits, and the timing of tax payments, and were negatively impacted by accounts payable, accrued expenses, and contract receivables.

Investing activities used cash of $14.2 million for the three months ended March 31, 2012, compared to $6.3 million for the three months ended March 31, 2011. The cash used in investing activities for the first three months of 2012 was primarily for our business combination of GHK, and capital expenditures. The cash used in investing activities for the first three months of 2011 was primarily for our business combination of Marbek.

For the three months ended March 31, 2012, cash flow provided by financing activities of $5.2 million was attributable primarily to $7.1 million in net advances from our revolving line of credit. For the three months ended March 31, 2011, cash flow used in financing activities of $4.7 million was attributable primarily to $5.0 million in net repayments to our revolving line of credit.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $20.0 million that reduce the funds available under the revolving line of credit when issued. As of March 31, 2012, we had 8 outstanding letters of credit with a total value of $2.9 million.

The following table summarizes our contractual obligations as of March 31, 2012 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Rent of facilities	$241,822	$27,688	$48,381	$42,958	$122,795
Operating lease obligations	2,552	1,329	993	230	—
Long-term debt obligation	152,146	—	—	152,146	—

Total	$396,520	$29,017	$49,374	$195,334	$122,795

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

Investing in our common stock involves risk. There are numerous and varied risks, known and unknown, that may affect us and prevent us from achieving our goals. There have been no material changes in those risk factors discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2011.

The risks described in our Annual Report on Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock. For the three months ended March 31, 2012, a total of 1,085 shares of unregistered common stock, valued at an aggregate of $27,711, were issued to two directors of the Company in lieu of cash for director fee compensation on January 3, 2012. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. During the three months ended March 31, 2012, the Company purchased 32,115 shares of common stock for an aggregate of $817,246 from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of RSUs, in accordance with the applicable long-term incentive plan. The average fair value of the common stock purchased was $25.45 per share.

The following table summarizes stock repurchases for the three months ended March 31, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
January 1 – January 31	4,107	$25.69	None	None
February 1 – February 29	—	$—	None	None
March 1 – March 31	28,008	$25.41	None	None

Total	32,115	$25.45	None	None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

10.1	Severance Letter Agreement between ICF International, Inc. and Isabel S. Reiff.

10.2	Severance Letter Agreement between ICF International, Inc. and Ellen Glover.

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Earnings, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 4, 2012	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 4, 2012	By:	/s/ Sandra B. Murray
Sandra B. Murray
Interim Chief Financial Officer (Principal Financial Officer)