Form 10-Q
period 2012-06-30
ICF International, Inc.
filed 2012-08-06
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

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

As of July 31, 2012, there were 19,725,686 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2012	December 31, 2011
	(Unaudited)
Current Assets:
Cash	$5,257	$4,097
Contract receivables, net	219,756	209,426
Prepaid expenses and other	9,355	7,948
Income tax receivable	6,485	1,155
Deferred income taxes	5,588	7,963

Total current assets	246,441	230,589

Total property and equipment, net	27,991	21,067
Other assets:
Goodwill	407,862	401,134
Other intangible assets, net	27,952	33,740
Restricted cash	1,639	1,208
Other assets	8,937	6,877

Total Assets	$720,822	$694,615

Current Liabilities:
Accounts payable	$39,064	$38,685
Accrued salaries and benefits	47,431	46,215
Accrued expenses	28,063	29,252
Deferred revenue	22,956	20,180

Total current liabilities	137,514	134,332

Long-term Liabilities:
Long-term debt	143,530	145,000
Deferred rent	9,437	7,223
Deferred income taxes	10,435	9,247
Other	10,930	5,785

Total Liabilities	311,846	301,587
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 20,138,440 and 19,887,459 issued; and 19,723,487 and 19,792,499 outstanding as of June 30, 2012, and December 31, 2011, respectively	20	20
Additional paid-in capital	232,159	227,577
Retained earnings	187,785	168,502
Treasury stock	(9,564)	(2,266)
Accumulated other comprehensive loss	(1,424)	(805)

Total Stockholders’ Equity	408,976	393,028

Total Liabilities and Stockholders’ Equity	$720,822	$694,615

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Gross Revenue	$239,649	$213,395	$467,290	$408,137
Direct Costs	147,861	133,522	288,049	251,743
Operating costs and expenses:
Indirect and selling expenses	67,404	59,239	133,257	117,147
Depreciation and amortization	2,800	2,778	4,615	5,539
Amortization of intangible assets	3,519	2,321	7,050	4,736

Total operating costs and expenses	73,723	64,338	144,922	127,422

Operating income	18,065	15,535	34,319	28,972
Interest expense	(611)	(564)	(1,918)	(1,193)
Other income (expense)	(212)	(29)	(263)	40

Income before income taxes	17,242	14,942	32,138	27,819
Provision for income taxes	6,896	5,979	12,855	11,130

Net income	$10,346	$8,963	$19,283	$16,689

Earnings per Share:
Basic	$0.52	$0.46	$0.98	$0.85

Diluted	$0.52	$0.45	$0.96	$0.84

Weighted-average Shares:
Basic	19,774	19,688	19,771	19,634

Diluted	19,971	19,847	20,061	19,849

Other comprehensive income:
Foreign currency translation adjustments	(230)	44	(619)	200

Comprehensive income	$10,116	$9,007	$18,664	$16,889

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities
Net income	$19,283	$16,689
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	3,611	(157)
(Gain) loss on disposal of fixed assets	76	(58)
Non-cash equity compensation	3,927	2,972
Depreciation and amortization	11,665	10,275
Deferred rent	2,317	1,251
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(962)	(5,778)
Prepaid expenses and other assets	(1,774)	(2,987)
Accounts payable	(2,021)	2,878
Accrued salaries and benefits	888	1,850
Accrued expenses	(1,766)	37
Deferred revenue	(1,940)	561
Income tax receivable and payable	(5,582)	(1,140)
Restricted cash	(431)	1,444
Other liabilities	1,130	1,545

Net cash provided by operating activities	28,421	29,382

Cash flows from investing activities
Capital expenditures	(8,102)	(4,234)
Capitalized software development costs	—	(28)
Payments for business acquisitions, net of cash received	(8,532)	(4,523)

Net cash used in investing activities	(16,634)	(8,785)

Cash flows from financing activities
Advances from working capital facilities	122,220	81,841
Payments on working capital facilities	(123,690)	(103,427)
Debt issue costs	(1,896)	—
Proceeds from exercise of options	23	219
Tax benefits of stock option exercises and award vesting	648	911
Net payments for stockholder issuances and buybacks	(7,313)	(965)

Net cash used in financing activities	(10,008)	(21,421)
Effect of exchange rate on cash	(619)	200

Increase (decrease) in cash	1,160	(624)
Cash, beginning of period	4,097	3,301

Cash, end of period	5,257	2,677

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,737	$1,185

Income taxes	$14,197	$11,760

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share amounts)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the three-month and six-month periods ended June 30, 2012, and June 30, 2011. Operating results for the three-month and six-month periods ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain immaterial amounts in the 2011 consolidated financial statements have been reclassified to conform to current-year presentation. The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair values at June 30, 2012, due to their short maturities. The Company believes the carrying value of the lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at June 30, 2012. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2012.

Nature of Operations

The Company provides management, technology, and policy professional services in the areas of energy, environment, and infrastructure; health, social programs, and consumer/financial; and public safety and defense. Beginning in 2012, the Company changed the names of its markets, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for a more detailed discussion. The Company’s major clients are United States (“U.S.”) government departments and agencies, especially the Department of Health and Human Services (“HHS”), Department of Defense (“DoD”), Department of State (“DOS”), Environmental Protection Agency (“EPA”), Department of Homeland Security (“DHS”), U.S. Department of Agriculture (“USDA”), Department of Housing and Urban Development (“HUD”), Department of Transportation (“DOT”), Department of Interior (“DOI”), Department of Justice (“DOJ”), Department of Energy (“DOE”), and Department of Education (“ED”); U.S. state and local government departments and agencies; non-governmental organizations, non-U.S. governments, and multilateral institutions; and commercial clients worldwide, such as airlines, airports, electric and gas utilities, financial institutions, health payer and provider organizations, law firms, multinational corporations, non-profit organizations, oil companies, and retail firms. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 60 offices in the U.S. and over 15 offices in key markets outside the U.S., including offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, Moscow, and Rio de Janeiro.

Note 2. Business Combinations

GHK Holdings Limited (GHK)

In February 2012, the Company completed the acquisition of GHK Holdings Limited (“GHK”). With its headquarters in London, GHK is a multi-disciplinary consultancy serving governmental and commercial clients on environment, employment, health, education and training, transportation, social policy, business and economic development, and international development issues. The purchase was immaterial to the Company’s financial statements taken as a whole. The acquisition complemented and significantly strengthened the Company’s existing European operations and created additional leverage in high-growth Asian markets.

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

The aggregate purchase price of approximately $102.0 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by the Company’s Credit Facility. The Company has engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $89.5 million. The Company has preliminarily allocated approximately $74.3 million to goodwill and $15.2 million to other intangible assets. The intangible assets consist of approximately $14.7 million of customer-related intangibles that are being amortized over seven years from the acquisition date, and $0.5 million of marketing-related intangibles that are being amortized over one year from the acquisition date. The change in the aggregate purchase price and the changes in certain purchase price allocations from December 31, 2011, reflect changes to the working capital adjustment and preliminary purchase price allocations. The Company is still evaluating the fair value of acquired assets and liabilities and pre-acquisition contingencies; therefore, the final allocation of the purchase price has not been completed. Ironworks was an asset purchase for tax purposes, and therefore, the goodwill and the amortization of intangibles are deductible over a fifteen-year period and will give rise to certain deferred tax assets and liabilities. The results of operations for Ironworks have been included in the Company’s financial statements as of December 31, 2011; however, because the acquisition occurred on the last day of the year in 2011, the operations of Ironworks had no impact on the statement of comprehensive income in 2011.

The fair values as reported below represent management’s estimates of the fair values as of the acquisition date.

The purchase price allocation is as follows (in thousands):

Cash	$1,112
Contract receivables	12,123
Other current and non-current assets	199
Customer-related intangibles	14,726
Marketing-related intangibles	484
Goodwill	74,338
Property and equipment	1,121

Total Assets	104,103

Accounts payable and other	931
Accrued salaries and benefits	298
Billings in excess of costs	905

Total Liabilities	2,134

Net Assets	$101,969

The Company does not intend to maintain Ironworks as a separate stand-alone operation and is in the process of integrating its operations and projects, including line and staff personnel, into the rest of the Company.

AeroStrategy L.L.C. and AeroStrategy Limited (AeroStrategy)

In September 2011, the Company hired the staff and purchased certain assets and liabilities of AeroStrategy L.L.C., a Michigan limited liability company, and AeroStrategy Limited, a limited company organized under the laws of England (collectively, “AeroStrategy”), an international aviation and aerospace management consulting firm. The purchase was immaterial to the Company’s financial statements taken as a whole. The purchase strengthened the Company’s aviation consulting business with additional services and an expanded client base.

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

Note 3. Contract Receivables

Contract receivables consisted of the following:

	June 30, 2012	December 31, 2011
Billed	$144,148	$149,725
Unbilled	77,296	61,447
Allowance for doubtful accounts	(1,688)	(1,746)

Contract receivables, net	$219,756	$209,426

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

The Company considers a number of factors in its estimate of allowance for doubtful accounts, including the customer’s financial condition, the Company’s historical collection experience with the customer, and other factors that may bear on collectability of the receivables. The Company writes off contract receivables when such amounts are determined to be uncollectible. Losses have historically been within management’s expectations.

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

Road Home Contract

Although no legal proceeding has been commenced, the Company has received additional correspondence from the Office of Community Development of the State of Louisiana, adding to its claim that the Company is responsible for the overpayment of Road Home program grant funds. The Company expects to receive more correspondence from the Office of Community Development related to the claim. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of June 30, 2012.

Note 5. Long-Term Debt

The Company entered into a Third Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on March 14, 2012, with a syndication of eleven commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The new Credit Facility amends and restates the previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, and also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Company incurred approximately $1.9 million in additional debt issuance costs related to amending the Credit Facility, which will be amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined by the Credit Facility, require that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.00 to 1.25 and a leverage ratio of not more than 1.00 to 3.75. As of June 30, 2012, the Company was in compliance with the covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.7% to 3.5% during the second quarter of 2012.

As of June 30, 2012, the Company had $143.5 million in long-term debt outstanding, $2.9 million in outstanding letters of credit, and unused borrowing capacity of $253.6 million under the Credit Facility.

Note 6. Share Repurchase Program

In 2011, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase, in the aggregate, up to $35.0 million of its outstanding common stock. Purchases under this program are made from time to time at prevailing market prices in open market purchases or can be made in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. The purchases are funded from existing cash balances and/or borrowings, and the repurchased shares are held in treasury and used for general corporate purposes. The timing and extent to which the Company repurchases its shares depends upon market conditions and other corporate considerations as may be considered in the Company’s sole discretion. During the quarter ended June 30, 2012, the Company repurchased 259,673 shares at a weighted average price of $22.42 per share for approximately $5.8 million under the share repurchase program. There were no repurchases in prior periods under the share repurchase program.

Note 7. Accounting for Stock-Based Compensation

The Company recognized stock-based compensation expense of $2.2 million and $3.9 million for the three months and six months ended June 30, 2012, respectively, and $1.8 million and $3.0 million for the three months and six months ended June 30, 2011, respectively. Unrecognized compensation expense of $23.0 million as of June 30, 2012, related to unvested stock-based compensation agreements, will be recognized over a weighted-average period of approximately two years. For the six months ended June 30, 2012, the Company granted approximately 0.6 million shares in the form of equity compensation. As of June 30, 2012, the Company had approximately 0.9 million shares available to grant under its equity compensation plan.

Note 8. Income Taxes

The Company’s effective tax rate for both the three-month and six-month periods ended June 30, 2012 was 40.0%. The gross unrecognized tax benefits were $1.1 million at June 30, 2012. The offsetting tax benefit at June 30, 2012 was $0.4 million. If recognized, $0.5 million of the net unrecognized tax benefits at June 30, 2012, would impact the effective tax rate.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. The 2008 through 2011 tax years remain subject to examination by the U.S. Internal Revenue Service, and the 2007 through 2011 tax years generally remain subject to examination by U.S. state authorities. Tax years remaining open for foreign jurisdictions range from 2004 to 2011. The Company does not anticipate a significant increase or decrease in total unrecognized tax benefits during the next 12 months.

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 9. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and restricted stock units (“RSUs”). The dilutive effect of stock options excludes shares that would be anti-dilutive to the calculation of EPS if included. For the three-month and six-month periods ended June 30, 2012, approximately 0.8 million and 0.3 million anti-dilutive weighted-average shares have been excluded from the calculation of EPS, respectively, and for the three-month and six-month periods ended June 30, 2011, approximately 0.4 million and 0.3 million anti-dilutive weighted-average shares have been excluded from the calculation of EPS, respectively. The dilutive effect of stock options, restricted stock, and RSU awards for each period reported is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net Income	$10,346	$8,963	$19,283	$16,689

Weighted-average number of basic shares outstanding during the period	19,774	19,688	19,771	19,634
Dilutive effect of stock options, restricted stock and RSUs	197	159	290	215

Weighted-average number of diluted shares outstanding during the period	19,971	19,847	20,061	19,849

Basic earnings per share	$0.52	$0.46	$0.98	$0.85

Diluted earnings per share	$0.52	$0.45	$0.96	$0.84

Note 10. Recent Pronouncements

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

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including, but not limited to:

•	our dependence on contracts with federal, state, and local government agencies and departments for the majority of our revenue;

•	changes in the economic and political climate that may affect spending patterns and priorities of our clients;

•	failure by Congress or other governmental bodies to approve budgets in a timely fashion;

•	results of government audits and investigations;

•	failure to receive the full amount of our backlog;

•	difficulties in implementing our acquisition strategy;

•	difficulties in expanding our service offerings and client base; and

•	liabilities arising from our completed major contract with the State of Louisiana.

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

OVERVIEW

We provide management, technology, and policy consulting and implementation services to government and commercial clients. We help our clients conceive, develop, implement, and improve solutions that address complex natural resource, social, and public safety issues.

Key Markets:

•

Energy, environment, and infrastructure. We provide advisory services on energy and environmental issues for both government and commercial clients relating to power markets, energy demand, environmental policy, and the transportation industry. We develop implementation solutions for industry-related challenges such as increasing energy efficiency needs and managing the environmental challenges of large infrastructure projects.

•

Health, social programs, and consumer/financial. We provide research and evaluation advisory services, and implementation services, including program development and information technology applications, for public health issues and for a variety of social programs, such as those focused on education, housing, and veterans. We also provide advisory and technology services to consumer and financial businesses and government agencies that interact with those businesses.

•

Public safety and defense. We provide advisory and implementation services concerning public safety, including crime and justice, and for homeland security in all phases of program development and critical infrastructure protection. Our defense services include logistical program support, modeling and simulation, and cybersecurity.

In the first quarter of 2012, we modified the names of each of our key markets. Energy, environment, and transportation is now energy, environment, and infrastructure; health, education, and social programs is now health, social programs, and consumer/financial; and homeland security and defense is now public safety and defense. We made these modifications because of new acquisitions and growth that allow us to reach new customers with a broader array of services in these markets. We have also made changes to the allocation of revenue to each of these markets, and reflected these changes in both the current and prior-year periods.

We provide services across these three markets that deliver value throughout the entire life of a policy, program, project, or initiative, from concept analysis and design through implementation and improvement.

Key Services:

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

Key Clients:

•

Government. We provide our advisory, implementation, and evaluation and improvement services to government, non-governmental organizations, and multilateral institutions. These clients include U.S. federal clients, U.S. state and local clients, and non-U.S. clients.

•

Commercial. We also provide our services to commercial clients worldwide, such as airlines, airports, electric and gas utilities, financial institutions, health payer and provider organizations, law firms, multinational corporations, non-profit organizations, oil companies, and retail firms. These clients include U.S. based clients and non-U.S. based clients.

In the second quarter of 2012, we modified our key client classifications to reflect our current business and growth. Previously, four client classifications were provided, which included U.S. federal government, U.S. state and local government, U.S. commercial, and non-U.S. clients. These previous client types have been re-categorized into two broader client classifications, government and commercial.

Within the government classification, we present three client sub-classifications: U.S. federal, U.S. state and local, and non-U.S. clients. Within the commercial classification only total commercial is presented, and it includes both U.S. and non-U.S. based clients. With the implementation of our international growth strategy and our recent acquisitions, providing one consolidated commercial category is a more appropriate reflection of our business, as our commercial business utilizes both U.S. and non-U.S. employees to support commercial clients, many of which have a global presence. We have made these changes in both the current and prior-year periods.

Employees and Offices:

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

Revenue recognition requires us to use judgment relative to assessing risks, estimating contract revenue and costs or other variables, and making assumptions for scheduling and technical issues. Due to the size and nature of many of our contracts, the estimation of revenue and estimates at completion can be complicated and are subject to many variables. Contract costs include labor, subcontracting costs, and other direct costs, as well as an allocation of allowable indirect costs. We must also make assumptions regarding the length of time to complete the contract because costs include expected increases in wages, prices for subcontractors, and other direct costs. From time to time, facts develop that require us to revise our estimated total costs or hours and thus the associated revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. Provision for the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. As a result, operating results could be affected by revisions to prior accounting estimates.

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

We have adopted the amended guidance under ASU 2011-08, issued in September 2011. We evaluated, on the basis of the weight of evidence, the significance of all identified events and circumstances in the context of determining whether it is more likely than not that the fair value of our one reporting unit is less than its carrying amount. This evaluation included macroeconomic, industry and market specific considerations, financial performance indicators and measurements, and other factors. We determined that it is not more likely than not that the fair value of our one reporting unit is less than its carrying amount and that the two-step impairment test was not required to be performed for 2011. Therefore, based upon management’s review, no goodwill impairment charge was required as of September 30, 2011, and no impairment indicators have been observed in the interim periods that would require us to perform additional reviews.

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

Recent pronouncements

New accounting standards are discussed in “Note 10 — Recent Pronouncements” of our “Notes to Consolidated Financial Statements” appearing in this Quarterly Report on Form 10-Q.

RESULTS OF OPERATIONS

Three Months ended June 30, 2012, compared to Three Months ended June 30, 2011

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Year-to-Year Change Three Months Ended June 30, 2011 to 2012
	2012	2011	2012	2011
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$239,649	$213,395	100.0%	100.0%	$26,254	12.3%
Direct Costs	147,861	133,522	61.7%	62.6%	14,339	10.7%
Operating Costs and Expenses
Indirect and selling expenses	67,404	59,239	28.1%	27.7%	8,165	13.8%
Depreciation and amortization	2,800	2,778	1.2%	1.3%	22	0.8%
Amortization of intangible assets	3,519	2,321	1.5%	1.1%	1,198	51.6%

Total Operating Costs and Expenses	73,723	64,338	30.8%	30.1%	9,385	14.6%

Operating Income	18,065	15,535	7.5%	7.3%	2,530	16.3%
Other (Expense) Income
Interest expense	(611)	(564)	(0.2)%	(0.3)%	(47)	8.3%
Other income	(212)	(29)	(0.1)%	(0.0)%	(183)	631.0%

Income before Income Taxes	17,242	14,942	7.2%	7.0%	2,300	15.4%
Provision for Income Taxes	6,896	5,979	2.9%	2.8%	917	15.3%

Net Income	$10,346	$8,963	4.3%	4.2%	$1,383	15.4%

Gross Revenue. Revenue for the three months ended June 30, 2012, was $239.6 million, compared to $213.4 million for the three months ended June 30, 2011, representing an increase of $26.3 million or 12.3%. Excluding the impact of the acquisitions of Ironworks and GHK, revenue increased by $2.1 million, compared to the three months ended June 30, 2011. Revenue growth, compared to the prior year quarter, was strongest within our commercial client base, specifically in our energy, environment and infrastructure market, and our health, social programs and consumer/financial market.

Direct costs. Direct costs for the three months ended June 30, 2012, were $147.9 million compared to $133.5 million for the three months ended June 30, 2011, an increase of $14.3 million or 10.7%. The increase in direct costs is primarily attributable to an increase in direct labor expense and subcontractor expense, primarily resulting from the acquisitions of Ironworks and GHK. Direct costs as a percent of revenue decreased to 61.7% for the three months ended June 30, 2012, compared to 62.6% for the three months ended June 30, 2011.

Indirect and selling expenses. Indirect and selling expenses for the three months ended June 30, 2012 were $67.4 million compared to $59.2 million for the three months ended June 30, 2011, an increase of $8.2 million or 13.8%. The increase in indirect and selling expenses is primarily attributable to an increase in indirect labor, primarily resulting from the acquisitions of Ironworks and GHK. Indirect and selling expenses as a percent of revenue increased to 28.1% for the three months ended June 30, 2012, compared to 27.7% for the three months ended June 30, 2011.

Depreciation and amortization. Depreciation and amortization was $2.8 million for the three months ended June 30, 2012 and 2011, respectively.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2012, was $3.5 million compared to $2.3 million for the three months ended June 30, 2011. The 51.6% increase resulted primarily from the acquisitions of Ironworks and GHK.

Operating Income. For the three months ended June 30, 2012, operating income was $18.1 million compared to $15.5 million for the three months ended June 30, 2011, an increase of $2.5 million or 16.3%. Operating income as a percent of revenue increased to 7.5% for the three months ended June 30, 2012, from 7.3% for the three months ended June 30, 2011. Operating income and operating income as a percent of revenue increased due to growth in revenue outpacing the growth in costs.

Interest expense. Interest expense was $0.6 million for the three months ended June 30, 2012 and 2011, respectively.

Provision for Income Taxes. The effective income tax rate for the three months ended June 30, 2012, and June 30, 2011, was 40.0%.

Six Months ended June 30, 2012, compared to Six Months ended June 30, 2011

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Six Months Ended June 30,				Year-to-Year Change Six Months Ended June 30, 2011 to 2012
	2012	2011	2012	2011
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$467,290	$408,137	100.0%	100.0%	$59,153	14.5%
Direct Costs	288,049	251,743	61.6%	61.7%	36,306	14.4%
Operating Costs and Expenses
Indirect and selling expenses	133,257	117,147	28.5%	28.6%	16,110	13.8%
Depreciation and amortization	4,615	5,539	1.0%	1.4%	(924)	(16.7)%
Amortization of intangible assets	7,050	4,736	1.5%	1.2%	2,314	48.9%

Total Operating Costs and Expenses	144,922	127,422	31.0%	31.2%	17,500	13.7%

Operating Income	34,319	28,972	7.4%	7.1%	5,347	18.5%
Other (Expense) Income
Interest expense	(1,918)	(1,193)	(0.4)%	(0.3)%	(725)	60.8%
Other income	(263)	40	(0.1)%	0.0%	(303)	(757.5)%

Income before Income Taxes	32,138	27,819	6.9%	6.8%	4,319	15.5%
Provision for Income Taxes	12,855	11,130	2.8%	2.7%	1,725	15.5%

Net Income	$19,283	$16,689	4.1%	4.1%	$2,594	15.5%

Gross Revenue. Revenue for the six months ended June 30, 2012, was $467.3 million, compared to $408.1 million for the six months ended June 30, 2011, representing an increase of $59.2 million or 14.5%. Excluding the impact of the acquisitions of Ironworks and GHK, revenue increased by $15.8 million, compared to the six months ended June 30, 2011. Revenue growth, compared to the prior year, was achieved across our commercial and government client base, specifically in our energy, environment and infrastructure market, and our health, social programs and consumer/financial market.

Direct costs. Direct costs for the six months ended June 30, 2012, were $288.0 million compared to $251.7 million for the six months ended June 30, 2011, an increase of $36.3 million or 14.4%. The increase in direct costs is primarily attributable to an increase in direct labor expense and subcontractor expense, primarily resulting from the acquisitions of Ironworks and GHK. Direct costs as a percent of revenue decreased to 61.6% for the six months ended June 30, 2012, compared to 61.7% for the six months ended June 30, 2011.

Indirect and selling expenses. Indirect and selling expenses for the six months ended June 30, 2012 were $133.3 million compared to $117.1 million for the six months ended June 30, 2011, an increase of $16.1 million or 13.8%. The increase in indirect and selling expenses is primarily attributable to an increase in indirect labor, primarily resulting from the acquisitions of Ironworks and GHK. Indirect and selling expenses as a percent of revenue decreased to 28.5% for the six months ended June 30, 2012, compared to 28.6% for the six months ended June 30, 2011.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2012, was $4.6 million compared to $5.5 million for the six months ended June 30, 2011. The decrease in depreciation and amortization of $0.9 million was partially due to a change in the estimated useful lives of certain technology-related assets, and partially due to other assets that had been fully depreciated as of June 30, 2012, but had not been fully depreciated as of June 30, 2011.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2012, was $7.1 million compared to $4.7 million for the six months ended June 30, 2011. The 48.9% increase resulted primarily from the acquisitions of Ironworks and GHK.

Operating Income. For the six months ended June 30, 2012, operating income was $34.3 million compared to $29.0 million for the six months ended June 30, 2011, an increase of $5.3 million or 18.5%. Operating income as a percent of revenue increased to 7.4% for the six months ended June 30, 2012, from 7.1% for the six months ended June 30, 2011. Operating income and operating income as a percent of revenue increased due to growth in revenue outpacing the growth in costs.

Interest expense. For the six months ended June 30, 2012, interest expense was $1.9 million, compared to $1.2 million for the six months ended June 30, 2011. The $0.7 million increase was due primarily to an increase in the average debt balance related to the acquisitions of Ironworks and GHK.

Provision for Income Taxes. The effective income tax rate for the six months ended June 30, 2012, and June 30, 2011, was 40.0%.

SELECTED KEY METRICS

Revenue

We earn revenue from services that we provide to clients in three key markets:

•	Energy, environment, and infrastructure;

•	Health, social programs, and consumer/financial; and

•	Public safety and defense.

In the first quarter of 2012, we modified the names of each of our key markets. Energy, environment, and transportation is now energy, environment, and infrastructure; health, education, and social programs is now health, social programs, and consumer/financial; and homeland security and defense is now public safety and defense.

The following table shows our revenue from each of our three markets as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Energy, environment, and infrastructure	42%	42%	41%	41%

Health, social programs, and consumer/financial	44%	43%	45%	43%

Public safety and defense	14%	15%	14%	16%

Total	100%	100%	100%	100%

In the second quarter of 2012, we modified our key client classifications to reflect our current business and growth. Previously, four client classifications were provided, which included U.S. federal government, U.S. state and local government, U.S. commercial, and non-U.S. clients. These previous client types have been re-categorized into two broader client classifications, government and commercial. Our primary clients are the agencies and departments of the U.S. federal and state governments. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
U.S. federal government	59%	67%	61%	67%

U.S. state and local government	10%	10%	10%	10%

Non-U.S. government	4%	1%	3%	2%

Government	73%	78%	74%	79%

Commercial	27%	22%	26%	21%

Total	100%	100%	100%	100%

The decrease in U.S. federal government revenue and the increase in commercial revenue as a percent of total revenue, for the three months and six months ended June 30, 2012, compared to the three months and six months ended June 30, 2011, is primarily attributable to revenue from the acquisition of Ironworks.

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

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Time-and-materials	49%	49%	50%	50%

Fixed-price	30%	27%	29%	27%

Cost-based	21%	24%	21%	23%

Total	100%	100%	100%	100%

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

Our funded, estimates of unfunded and total backlog at the dates indicated were as follows:

	June 30,
	2012	2011
	(in millions)
Funded	$715.6	$578.8
Unfunded	825.2	$770.6

Total	$1,540.8	$1,349.4

As of June 30, 2012 there were no contracts included in backlog that are under protest.

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

Credit Facility. We entered into a Third Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on March 14, 2012, with a syndication of eleven commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The new Credit Facility amends and restates the previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, and also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. We incurred approximately $1.9 million in additional debt issuance costs related to the amended Credit Facility which will be amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company, and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined by the Credit Facility, require that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.00 to 1.25 and a leverage ratio of not more than 1.00 to 3.75. As of June 30, 2012, we were in compliance with the covenants under the Credit Facility.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.7% to 3.5% during the second quarter of 2012.

Financial Condition. There were several changes in our balance sheet during the six months ended June 30, 2012. Contract receivables, net increased to $219.8 million on June 30, 2012, from $209.4 million on December 31, 2011, primarily due to the acquisition of GHK. Days-sales-outstanding were 74 days on June 30, 2012, and were 75 days on December 31, 2011. Goodwill increased to $407.9 million on June 30, 2012, from $401.1 million on December 31, 2011, due to the acquisition of GHK and purchase price allocation changes for the acquisition of Ironworks. Other intangible assets, net decreased to $28.0 million on June 30, 2012, from $33.7 million on December 31, 2011, due to amortization, partially offset by the acquisition of GHK. Other long-term liabilities increased to $10.9 million on June 30, 2012, from $5.8 million on December 31, 2011, primarily due to a long-term technology related license agreement.

With the continued expansion and implementation of our international growth strategy, and coinciding with our acquisition of GHK, we have begun to explore various options of mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. In addition to a forward contract agreement (“hedge”) that we acquired with our acquisition of GHK, in the second quarter of 2012 we entered into a new hedge in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair-value of the hedges in our results of operations. As we continue to implement our international growth strategy, we may increase the size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. The current impact of the hedge to the consolidated financial statements is immaterial.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of June 30, 2012, we had $143.5 million borrowed under our Credit Facility, outstanding letters of credit of $2.9 million, and unused borrowing capacity of $253.6 million, which is available for our working capital needs and other purposes.

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

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash was $5.3 million and $4.1 million on June 30, 2012, and December 31, 2011, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the six months ended June 30, 2012, and June 30, 2011:

	Six Months Ended June 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$28,421	$29,382
Net cash used in investing activities	(16,634)	(8,785)
Net cash used in financing activities	(10,008)	(21,421)
Effect of exchange rate on cash	(619)	200

Net increase (decrease) in cash	$1,160	$(624)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $28.4 million for the six months ended June 30, 2012, and $29.4 million for the six months ended June 30, 2011. Cash flows from operating activities for the first six months of 2012 were positively impacted by other liabilities and accrued salaries and benefits, and were negatively impacted by net income taxes payable and accounts payable. Cash flows from operating activities for the first six months of 2011 were positively impacted by accounts payable and accrued salaries and benefits, and were negatively impacted by contract receivables, net and prepaid expenses and other assets.

Investing activities used cash of $16.6 million for the six months ended June 30, 2012, compared to $8.8 million for the six months ended June 30, 2011. The cash used in investing activities for the first six months of 2012 was primarily for our acquisition of GHK and capital expenditures. The cash used in investing activities for the first six months of 2011 was primarily for our business combination of Marbek and capital expenditures.

For the six months ended June 30, 2012, cash flow used in financing activities of $10.0 million was attributable primarily to $7.3 million in net payments for stockholder issuances and the stock buybacks through our share repurchase program, and $1.5 million in net advances from our credit line. For the six months ended June 30, 2011, cash flow used in financing activities of $21.4 million was primarily due to $21.6 million in net repayments to our revolving line of credit.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $20.0 million that reduce the funds available under the revolving line of credit when issued. As of June 30, 2012, we had 8 outstanding letters of credit with a total value of $2.9 million.

The following table summarizes our contractual obligations as of June 30, 2012 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Rent of facilities	$236,636	$27,513	$48,062	$43,271	$117,790
Operating lease obligations	2,375	1,188	1,004	183	—
Long-term debt obligation	143,530	—	—	143,530	—

Total	$382,541	$28,701	$49,066	$186,984	$117,790

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Issuances of Common Stock. For the three months ended June 30, 2012, a total of 1,061 shares of unregistered common stock, valued at an aggregate of $27,713, were issued to two directors of the Company in lieu of cash for director fee compensation on April 2, 2012. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. During the three months ended June 30, 2012, the Company purchased 44,659 shares of Company common stock for an aggregate of $1.1 million from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of RSUs, in accordance with the applicable long-term incentive plan. The average fair value of the common stock purchased was $24.44 per share.

During the three months ended June 30, 2012, the Company repurchased 259,673 shares of Company common stock at a weighted average price of $22.42 per share under its share repurchase program.

The following tables summarize the Company’s stock repurchases for the three months ended June 30, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share
Shares purchased in satisfaction of tax withholding obligations
April 1 – April 30	33,537	$25.22
May 1 – May 31	11,122	$22.08
June 1 – June 30	—	$—

Total	44,659	$24.44

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs *
Shares purchased pursuant to share repurchase program
April 1 – April 30	—	$—	—	$35,000,000
May 1 – May 31	259,673	$22.42	259,673	$29,172,483
June 1 – June 30	—	$—	—	$29,172,483

Total	259,673	$22.42	259,673	$29,172,483

* On November 2, 2011, the Company announced that its Board of Directors had approved a share repurchase program. Under this program, the Company is authorized to repurchase, in the aggregate, $35.0 million of its outstanding stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

10.1	Offer Letter between ICF International, Inc. and James Morgan.

10.2	Severance Letter Agreement between ICF International, Inc. and James Morgan.

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 6, 2012	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 6, 2012	By:	/s/ James Morgan
James Morgan
Chief Financial Officer (Principal Financial Officer)