Form 10-Q
period 2012-09-30
ICF International, Inc.
filed 2012-11-05
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2012

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

As of October 31, 2012, there were 19,529,536 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2012

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2012	December 31, 2011
	(Unaudited)
Current Assets:
Cash	$6,062	$4,097
Contract receivables, net	205,636	209,426
Prepaid expenses and other	8,053	7,948
Income tax receivable	1,813	1,155
Deferred income taxes	4,478	7,963

Total current assets	226,042	230,589

Total property and equipment, net	27,878	21,067
Other assets:
Goodwill	409,979	401,134
Other intangible assets, net	24,788	33,740
Restricted cash	1,822	1,208
Other assets	9,097	6,877

Total Assets	$699,606	$694,615

Current Liabilities:
Accounts payable	$42,520	$38,685
Accrued salaries and benefits	46,446	46,215
Accrued expenses	32,269	29,252
Deferred revenue	18,843	20,180

Total current liabilities	140,078	134,332

Long-term Liabilities:
Long-term debt	115,000	145,000
Deferred rent	9,811	7,223
Deferred income taxes	8,628	9,247
Other	9,566	5,785

Total Liabilities	283,083	301,587
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 20,156,573 and 19,887,459 issued; and 19,528,019 and 19,792,499 outstanding as of September 30, 2012, and December 31, 2011, respectively	20	20
Additional paid-in capital	234,752	227,577
Retained earnings	197,358	168,502
Treasury stock	(14,267)	(2,266)
Accumulated other comprehensive loss	(1,340)	(805)

Total Stockholders’ Equity	416,523	393,028

Total Liabilities and Stockholders’ Equity	$699,606	$694,615

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Gross Revenue	$237,864	$218,691	$705,154	$626,828
Direct Costs	148,267	137,343	436,316	389,086
Operating costs and expenses:
Indirect and selling expenses	66,356	60,336	199,613	177,483
Depreciation and amortization	2,886	2,544	7,501	8,083
Amortization of intangible assets	3,480	2,369	10,530	7,105

Total operating costs and expenses	72,722	65,249	217,644	192,671

Operating income	16,875	16,099	51,194	45,071
Interest expense	(804)	(539)	(2,722)	(1,732)
Other income (expense)	(116)	(5)	(379)	35

Income before income taxes	15,955	15,555	48,093	43,374
Provision for income taxes	6,382	6,221	19,237	17,351

Net income	$9,573	$9,334	$28,856	$26,023

Earnings per Share:
Basic	$0.49	$0.47	$1.46	$1.32

Diluted	$0.48	$0.47	$1.44	$1.31

Weighted-average Shares:
Basic	19,610	19,728	19,717	19,666

Diluted	19,770	19,860	20,004	19,888

Other comprehensive income:
Foreign currency translation adjustments	84	(211)	(535)	(11)

Comprehensive income	$9,657	$9,123	$28,321	$26,012

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2012	2011
Cash flows from operating activities
Net income	$28,856	$26,023
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	2,915	(2,525)
(Gain) loss on disposal of fixed assets	102	(13)
Non-cash equity compensation	6,419	4,786
Depreciation and amortization	18,031	15,188
Deferred rent	2,745	1,809
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	13,045	(8,537)
Prepaid expenses and other assets	(765)	(1,745)
Accounts payable	462	2,718
Accrued salaries and benefits	(115)	3,086
Accrued expenses	2,930	2,023
Deferred revenue	(6,151)	852
Income tax receivable and payable	(910)	118
Restricted cash	(614)	1,628
Other liabilities	(95)	1,395

Net cash provided by operating activities	66,855	46,806

Cash flows from investing activities
Capital expenditures	(10,404)	(6,889)
Capitalized software development costs	—	(28)
Payments for business acquisitions, net of cash received	(10,749)	(6,220)

Net cash used in investing activities	(21,153)	(13,137)

Cash flows from financing activities
Advances from working capital facilities	150,516	104,469
Payments on working capital facilities	(180,516)	(139,469)
Debt issue costs	(1,957)	—
Proceeds from exercise of options	67	447
Tax benefits of stock option exercises and award vesting	649	815
Net payments for stockholder issuances and buybacks	(11,961)	(1,211)

Net cash used in financing activities	(43,202)	(34,949)
Effect of exchange rate on cash	(535)	(11)

Increase (decrease) in cash	1,965	(1,291)
Cash, beginning of period	4,097	3,301

Cash, end of period	6,062	2,010

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$2,593	$1,694

Income taxes	$16,706	$19,174

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share amounts)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the three-month and nine-month periods ended September 30, 2012, and September 30, 2011. Operating results for the three-month and nine-month periods ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. Certain immaterial amounts in the 2011 consolidated financial statements have been reclassified to conform to current-year presentation. The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair values at September 30, 2012, due to their short maturities. The Company recognizes activity related to its forward contract agreements at fair value. At September 30, 2012, the impact of the hedges to the consolidated financial statements was immaterial. The Company believes the carrying value of the lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at September 30, 2012. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2011, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 2, 2012.

Nature of Operations

The Company provides management, technology, and policy professional services in the areas of energy, environment, and infrastructure; health, social programs, and consumer/financial; and public safety and defense. Beginning in 2012, the Company changed the names of its markets; see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview” for a more detailed discussion. The Company’s major clients are United States (“U.S.”) government departments and agencies, especially the Department of Health and Human Services (“HHS”), Department of Defense (“DoD”), Department of State (“DOS”), Environmental Protection Agency (“EPA”), Department of Homeland Security (“DHS”), U.S. Department of Agriculture (“USDA”), Department of Housing and Urban Development (“HUD”), Department of Transportation (“DOT”), Department of Interior (“DOI”), Department of Justice (“DOJ”), Department of Energy (“DOE”), and Department of Education (“ED”); U.S. state and local government departments and agencies; non-governmental organizations, non-U.S. governments, and multilateral institutions; and commercial clients worldwide, such as airlines, airports, electric and gas utilities, financial institutions, health payer and provider organizations, law firms, multinational corporations, non-profit organizations, oil companies, and retail firms. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 60 offices in the U.S. and over 15 offices in key markets outside the U.S., including offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, Moscow, and Rio de Janeiro.

Note 2. Business Combinations

Symbiotic Engineering, L.L.C. (Symbiotic)

In September 2012, the Company hired the staff and purchased certain assets from Symbiotic Engineering, L.L.C. (“Symbiotic”), a company based in Boulder, Colorado. The purchase was immaterial to the Company’s financial statements taken as a whole. The purchase included the Sustainability Information System (“SIMS’) platform, which brings the Company new opportunities to provide utility clients information and analyses for better managing costs, promoting energy efficiency, protecting the environment, and creating consumer value.

GHK Holdings Limited (GHK)

In February 2012, the Company completed the acquisition of GHK Holdings Limited (“GHK”). With its headquarters in London, GHK is a multi-disciplinary consultancy serving governmental and commercial clients on environment, employment, health, education and training, transportation, social policy, business and economic development, and international development issues. The purchase was immaterial to the Company’s financial statements taken as a whole. The acquisition complemented and significantly strengthened the Company’s existing European operations and created additional leverage in Asian markets.

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

The aggregate purchase price of approximately $101.9 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by the Company’s Credit Facility (as defined in Note 5). The Company has engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $89.6 million. The Company has preliminarily allocated approximately $74.4 million to goodwill and $15.2 million to other intangible assets. The intangible assets consist of approximately $14.7 million of customer-related intangibles that are being amortized over seven years from the acquisition date, and $0.5 million of marketing-related intangibles that are being amortized over one year from the acquisition date. The change in the aggregate purchase price and the changes in certain purchase price allocations from December 31, 2011, reflect changes to the working capital adjustment and preliminary purchase price allocations. The Company is still evaluating the fair value of acquired assets and liabilities and pre-acquisition contingencies; therefore, the final allocation of the purchase price has not been completed. Ironworks was an asset purchase for tax purposes, and therefore, the goodwill and the amortization of intangibles are deductible over a fifteen-year period and will give rise to certain deferred tax assets and liabilities. The results of operations for Ironworks have been included in the Company’s financial statements as of December 31, 2011; however, because the acquisition occurred on the last day of the year in 2011, the operations of Ironworks had no impact on the statement of comprehensive income in 2011.

The fair values as reported below represent management’s current estimates of the fair values as of the acquisition date.

The purchase price allocation is as follows:

Cash	$1,112
Contract receivables	11,985
Other current and non-current assets	201
Customer-related intangibles	14,726
Marketing-related intangibles	484
Goodwill	74,391
Property and equipment	1,121

Total Assets	104,020

Accounts payable and other	954
Accrued salaries and benefits	298
Billings in excess of costs	851

Total Liabilities	2,103

Net Assets	$101,917

The Company does not maintain Ironworks as a separate stand-alone operation.

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

Note 3. Contract Receivables

Contract receivables consisted of the following:

	September 30, 2012	December 31, 2011
Billed	$134,624	$149,725
Unbilled	72,473	61,447
Allowance for doubtful accounts	(1,461)	(1,746)

Contract receivables, net	$205,636	$209,426

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

Road Home Contract

Although no legal proceeding has been commenced, the Company has received correspondence from the Office of Community Development of the State of Louisiana, claiming that the Company is responsible for the overpayment of Road Home program grant funds to grant applicants. The Company may receive additional correspondence from the Office of Community Development related to the claim. As of September 30, 2012 the total claim was approximately $20.0 million. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of September 30, 2012.

Note 5. Long-Term Debt

The Company entered into a Third Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on March 14, 2012, with a syndication of eleven commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The Credit Facility amends and restates the Company’s previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, subject to limitations based upon certain financial, performance-based calculations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Company incurred approximately $2.0 million in additional debt issuance costs related to amending the Credit Facility, which will be amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined by the Credit Facility, require that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.00 to 1.25 and a leverage ratio of not more than 1.00 to 3.75. As of September 30, 2012, the Company was in compliance with its covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.5% to 1.7% during the third quarter of 2012.

As of September 30, 2012, the Company had $115.0 million in long-term debt outstanding, $2.9 million in outstanding letters of credit, and unused borrowing capacity of $282.1 million under the Credit Facility. As of September 30, 2012, available borrowings excluding the accordion feature under the Credit Facility, taking into account the financial, performance-based limitations, were $257.9 million.

Note 6. Share Repurchase Program and Treasury Stock

In 2011, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase, in the aggregate, up to $35.0 million of its outstanding common stock. Purchases under this program are made from time to time at prevailing market prices in open market purchases or may be made in privately negotiated transactions in accordance with applicable insider trading rules and other securities laws and regulations. The purchases are funded from existing cash balances and/or borrowings under the Credit Facility, and the repurchased shares are held in treasury and used for general corporate purposes. The timing and extent to which the Company repurchases its shares depends upon market conditions and other corporate considerations in the Company’s sole discretion. During the three months ended September 30, 2012, the Company repurchased 210,290 shares at a weighted average price of $22.01 per share for approximately $4.6 million under the share repurchase program. During the nine months ended September 30, 2012, the Company repurchased 469,963 shares at a weighted average price of $22.24 per share for approximately $10.5 million under the share repurchase program. There were no repurchases under the share repurchase program in 2011.

The Company also repurchases shares of its common stock from employees for settlement of tax liabilities associated with stock vestings. The Company accounts for these transactions under the treasury stock method.

Note 7. Accounting for Stock-Based Compensation

The Company recognized stock-based compensation expense of $2.5 million and $6.4 million for the three months and nine months ended September 30, 2012, respectively, and $1.8 million and $4.8 million for the three months and nine months ended September 30, 2011, respectively. Unrecognized compensation expense of $20.7 million as of September 30, 2012, related to unvested stock-based compensation agreements, will be recognized over a weighted-average period of approximately three years. For the nine months ended September 30, 2012, the Company granted approximately 0.6 million shares in the form of equity compensation. As of September 30, 2012, the Company had approximately 0.9 million shares available to grant under its equity compensation plan.

Note 8. Income Taxes

The Company’s effective tax rate for both the three-month and nine-month periods ended September 30, 2012 was 40.0%. Gross unrecognized tax benefits were $1.1 million at September 30, 2012. The offsetting tax benefit at September 30, 2012 was $0.4 million. If recognized, $0.5 million of the net unrecognized tax benefits at September 30, 2012, would impact the effective tax rate. The Company does not anticipate a significant increase or decrease in total unrecognized tax benefits during the next 12 months.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. The 2009 through 2011 tax years remain subject to examination by the U.S. Internal Revenue Service, and the 2008 through 2011 tax years generally remain subject to examination by U.S. state authorities. Tax years remaining open for foreign jurisdictions range from 2005 to 2011.

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 9. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and restricted stock units (“RSUs”). The dilutive effect of stock options excludes shares that would be anti-dilutive to the calculation of EPS if included. For the three-month and nine-month periods ended September 30, 2012, approximately 0.5 million and 0.4 million anti-dilutive weighted-average shares have been excluded from the calculation of EPS, respectively, and for both the three-month and nine-month periods ended September 30, 2011, approximately 0.3 million anti-dilutive weighted-average shares have been excluded from the calculation of EPS. The dilutive effect of stock options, restricted stock, and RSU awards for each period reported is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net Income	$9,573	$9,334	$28,856	$26,023

Weighted-average number of basic shares outstanding during the period	19,610	19,728	19,717	19,666
Dilutive effect of stock options, restricted stock and RSUs	160	132	287	222

Weighted-average number of diluted shares outstanding during the period	19,770	19,860	20,004	19,888

Basic earnings per share	$0.49	$0.47	$1.46	$1.32

Diluted earnings per share	$0.48	$0.47	$1.44	$1.31

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

•

failure by Congress or other governmental bodies to approve budgets in a timely fashion including, but not limited to, budgetary cuts resulting from automatic sequestration under the Budget Control Act of 2011;

•	results of government audits and investigations;

•	failure to receive the full amount of our backlog;

•	difficulties in implementing our acquisition strategy;

•	difficulties in expanding our service offerings and client base; and

•	liabilities arising from our completed Road Home contract with the State of Louisiana.

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

The terms “we,” “our,” “us,” and “the Company,” as used throughout this Quarterly Report on Form 10-Q refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated. The term “federal government” refers to the U.S. federal government, unless otherwise indicated.

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

Key Clients:

•

Government. We provide our advisory, implementation, and evaluation and improvement services to government, quasi-governmental organizations, and multilateral institutions. These clients include U.S. federal clients, U.S. state and local clients, and non-U.S. clients.

•

Commercial. We also provide our services to commercial clients worldwide, such as airlines, airports, electric and gas utilities, financial institutions, health payer and provider organizations, law firms, multinational corporations, non-profit organizations, oil companies, and retail firms. These clients include U.S. based clients and non-U.S. based clients.

In the second quarter of 2012, we modified our key client classifications to reflect our current business and growth. Previously, four client classifications were provided, which included U.S. federal government, U.S. state and local government, U.S. commercial, and non-U.S. clients. These previous client types have been re-categorized into two broader client classifications, government and commercial. Within the government classification, we present three client sub-classifications: U.S. federal, U.S. state and local, and non-U.S. clients. Within the commercial classification, there are no sub-classifications because it includes both U.S. and non-U.S. based clients. With the implementation of our international growth strategy and our recent acquisitions, providing one consolidated commercial category is a more appropriate reflection of our business, as our commercial business utilizes both U.S. and non-U.S. employees to support commercial clients, many of which have a global presence. We have made these changes in both the current and prior-year periods.

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

OUTLOOK

Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements across the program life cycle in our three key markets, and to complete additional acquisitions and to integrate them successfully. In our three markets, we will continue to focus on building scale in domain and horizontal expertise; developing our commercial and our government business; and replicating our business model geographically throughout the world.

While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers. The federal government’s budget deficit, the national debt, and the prevailing economic conditions could negatively affect government expenditures on programs for which we provide support. In particular, the Budget Control Act of 2011 mandates the reduction of discretionary spending by the federal government by $1.2 trillion over the next 10 years. Unless Congress and the Executive Branch take further action, this Act will trigger automatic reductions in discretionary spending (or “automatic sequestration”) beginning in January 2013, which would likely have a negative impact on our business and results of operations.

CRITICAL ACCOUNTING ESTIMATES

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

Goodwill and other intangible assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment.

We perform our annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, we have concluded that the Company is one reporting unit. We estimate the fair value of our one reporting unit using a market based approach. Based upon management’s most recent review, we determined that no goodwill impairment charge was required as of September 30, 2012. Historically, we have recorded no goodwill impairment charges.

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

RESULTS OF OPERATIONS

Three Months ended September 30, 2012, compared to Three Months ended September 30, 2011

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Year-to-Year Change Three Months Ended September 30, 2011 to 2012
	2012	2011	2012	2011
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$237,864	$218,691	100.0%	100.0%	$19,173	8.8%
Direct Costs	148,267	137,343	62.3%	62.8%	10,924	8.0%
Operating Costs and Expenses
Indirect and selling expenses	66,356	60,336	27.9%	27.6%	6,020	10.0%
Depreciation and amortization	2,886	2,544	1.2%	1.1%	342	13.4%
Amortization of intangible assets	3,480	2,369	1.5%	1.1%	1,111	46.9%

Total Operating Costs and Expenses	72,722	65,249	30.6%	29.8%	7,473	11.5%

Operating Income	16,875	16,099	7.1%	7.4%	776	4.8%
Other Income (Expense)
Interest expense	(804)	(539)	(0.3)%	(0.3)%	(265)	49.2%
Other income (expense)	(116)	(5)	(0.1)%	(0.0)%	(111)	2,220.0%

Income before Income Taxes	15,955	15,555	6.7%	7.1%	400	2.6%
Provision for Income Taxes	6,382	6,221	2.7%	2.8%	161	2.6%

Net Income	$9,573	$9,334	4.0%	4.3%	$239	2.6%

Gross Revenue. Revenue for the three months ended September 30, 2012, was $237.9 million, compared to $218.7 million for the three months ended September 30, 2011, representing an increase of $19.2 million or 8.8%. The acquisitions of Ironworks and GHK increased revenue by $23.0 million compared to the three months ended September 30, 2011. Including revenue from acquisitions, compared to the prior year quarter, revenue increased approximately 20% from our commercial clients and approximately 6% from our government clients. Revenue growth was highest in our energy, environment, and infrastructure market, and our health, social programs and consumer/financial market. We anticipate the growth rate of our revenue from commercial clients will continue to exceed the revenue growth rate from our government clients.

Direct costs. Direct costs for the three months ended September 30, 2012, were $148.3 million compared to $137.3 million for the three months ended September 30, 2011, an increase of $10.9 million or 8%. The increase in direct costs is primarily attributable to an increase in direct labor expense, primarily resulting from the acquisitions of Ironworks and GHK. Direct costs as a percent of revenue decreased to 62.3% for the three months ended September 30, 2012, compared to 62.8% for the three months ended September 30, 2011, due to growth in direct costs outpacing the growth in revenue.

Indirect and selling expenses. Indirect and selling expenses for the three months ended September 30, 2012, were $66.4 million compared to $60.3 million for the three months ended September 30, 2011, an increase of $6.0 million or 10.0%. The increase in indirect and selling expenses is primarily attributable to an increase in indirect labor, primarily resulting from the acquisitions of Ironworks and GHK. Indirect and selling expenses as a percent of revenue increased to 27.9% for the three months ended September 30, 2012, compared to 27.6% for the three months ended September 30, 2011.

Depreciation and amortization. Depreciation and amortization was $2.9 million for the three months ended September 30, 2012, compared to $2.5 million for the three months ended September 30, 2011, respectively. The 13.4% increase resulted primarily from newly acquired assets related to the opening of offices, an additional technology-related license agreement, and the acquisitions of Ironworks and GHK.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2012, was $3.5 million compared to $2.4 million for the three months ended September 30, 2011. The 46.9% increase resulted primarily from the acquisitions of Ironworks and GHK.

Operating Income. For the three months ended September 30, 2012, operating income was $16.9 million compared to $16.1 million for the three months ended September 30, 2011, an increase of $0.8 million or 4.8%. Operating income as a percent of revenue decreased to 7.1% for the three months ended September 30, 2012, from 7.4% for the three months ended September 30, 2011. Operating income as a percent of revenue decreased due to growth in expenses outpacing the growth in revenue.

Interest expense. Interest expense was $0.8 million for the three months ended September 30, 2012, compared to $0.5 million for the three months ended September 30, 2011. The increase was due primarily to an increase in the average debt balance related to the acquisitions of Ironworks and GHK.

Other income (expense). Other income (expense) increased $0.1 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, due to an increase in foreign currency transaction losses primarily attributable to our acquisition of GHK.

Provision for Income Taxes. The effective income tax rate for the three months ended September 30, 2012, and September 30, 2011, was 40.0%.

Nine Months ended September 30, 2012, compared to Nine Months ended September 30, 2011

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Nine Months Ended September 30,				Year-to-Year Change Nine Months Ended September 30, 2011 to 2012
	2012	2011	2012	2011
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$705,154	$626,828	100.0%	100.0%	$78,326	12.5%
Direct Costs	436,316	389,086	61.9%	62.1%	47,230	12.1%
Operating Costs and Expenses
Indirect and selling expenses	199,613	177,483	28.3%	28.3%	22,130	12.5%
Depreciation and amortization	7,501	8,083	1.0%	1.3%	(582)	(7.2)%
Amortization of intangible assets	10,530	7,105	1.5%	1.1%	3,425	48.2%

Total Operating Costs and Expenses	217,644	192,671	30.8%	30.7%	24,973	13.0%

Operating Income	51,194	45,071	7.3%	7.2%	6,123	13.6%
Other Income (Expense)
Interest expense	(2,722)	(1,732)	(0.4)%	(0.3)%	(990)	57.2%
Other income (expense)	(379)	35	(0.1)%	0.0%	(414)	(1,182.9)%

Income before Income Taxes	48,093	43,374	6.8%	6.9%	4,719	10.9%
Provision for Income Taxes	19,237	17,351	2.7%	2.7%	1,886	10.9%

Net Income	$28,856	$26,023	4.1%	4.2%	$2,833	10.9%

Gross Revenue. Revenue for the nine months ended September 30, 2012, was $705.2 million, compared to $626.8 million for the nine months ended September 30, 2011, representing an increase of $78.3 million or 12.5%. The acquisitions of Ironworks and GHK increased revenue by $66.5 million compared to the three months ended September 30, 2011. Including revenue from acquisitions, compared to the prior year period, revenue increased approximately 33% from our commercial clients and approximately 7% from our government clients. Revenue growth was highest in our energy, environment, and infrastructure market, and our health, social programs and consumer/financial market. We anticipate the growth rate of our revenue from commercial clients will continue to exceed the revenue growth rate from our government clients.

Direct costs. Direct costs for the nine months ended September 30, 2012, were $436.3 million compared to $389.1 million for the nine months ended September 30, 2011, an increase of $47.2 million or 12.1%. The increase in direct costs is primarily attributable to an increase in direct labor expense and subcontractor expense, primarily resulting from the acquisitions of Ironworks and GHK. Direct costs as a percent of revenue decreased to 61.9% for the nine months ended September 30, 2012, compared to 62.1% for the nine months ended September 30, 2011, due to growth in direct costs outpacing the growth in revenue.

Indirect and selling expenses. Indirect and selling expenses for the nine months ended September 30, 2012, were $199.6 million compared to $177.5 million for the nine months ended September 30, 2011, an increase of $22.1 million or 12.5%. The increase in indirect and selling expenses is primarily attributable to an increase in indirect labor, primarily resulting from the acquisitions of Ironworks and GHK. Indirect and selling expenses as a percent of revenue was 28.3% for the nine months ended September 30, 2012 and the nine months ended September 30, 2011.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2012, was $7.5 million compared to $8.1 million for the nine months ended September 30, 2011. The decrease in depreciation and amortization of $0.6 million was due to a change in the estimated useful lives of certain technology-related assets, partially offset by an increase in expense for newly acquired assets related to the opening of offices, an additional technology-related license agreement, and he acquisitions of Ironworks and GHK.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2012, was $10.5 million compared to $7.1 million for the nine months ended September 30, 2011. The 48.2% increase resulted primarily from the acquisitions of Ironworks and GHK.

Operating Income. For the nine months ended September 30, 2012, operating income was $51.2 million compared to $45.1 million for the nine months ended September 30, 2011, an increase of $6.1 million or 13.6%. Operating income as a percent of revenue increased to 7.3% for the nine months ended September 30, 2012, from 7.2% for the nine months ended September 30, 2011. Operating income and operating income as a percent of revenue increased due to growth in revenue outpacing the growth in costs.

Interest expense. For the nine months ended September 30, 2012, interest expense was $2.7 million, compared to $1.7 million for the nine months ended September 30, 2011. The $1.0 million increase was due primarily to an increase in the average debt balance related to the acquisitions of Ironworks and GHK.

Other income (expense). Other income (expense) increased $0.4 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, due to an increase in foreign currency transaction losses primarily attributable to our acquisition of GHK.

Provision for Income Taxes. The effective income tax rate for the nine months ended September 30, 2012, and September 30, 2011, was 40.0%.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Energy, environment, and infrastructure	41%	43%	41%	42%
Health, social programs, and consumer/financial	45%	42%	45%	42%
Public safety and defense	14%	15%	14%	16%

Total	100%	100%	100%	100%

The increase in health, social programs and consumer/financial revenue as a percent of total revenue, for the three months and nine months ended September 30, 2012, compared to the three months and nine months ended September 30, 2011, is primarily attributable to the acquisitions of Ironworks and GHK.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
U.S. federal government	61%	66%	61%	67%
U.S. state and local government	10%	10%	10%	10%
Non-U.S. government	4%	1%	3%	1%

Government	75%	77%	74%	78%
Commercial	25%	23%	26%	22%

Total	100%	100%	100%	100%

The decrease in U.S. federal government revenue and the increase in commercial and non-U.S. government revenue as a percent of total revenue, for the three months and nine months ended September 30, 2012, compared to the three months and nine months ended September 30, 2011, is primarily attributable to the acquisitions of Ironworks and GHK.

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

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Time-and-materials	48%	48%	49%	50%
Fixed-price	30%	28%	29%	27%
Cost-based	22%	24%	22%	23%

Total	100%	100%	100%	100%

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

Although we expect our backlog to result in revenue, the timing of revenue associated with both funded and unfunded backlog will vary based on a number of factors, and we may not recognize revenue associated with a particular component of backlog when anticipated, or at all. Our government clients generally have the right to cancel any contract, or ongoing or planned work under any contract, at any time. In addition, there can be no assurance that revenue from funded or unfunded backlog will have similar profitability to previous work or will be profitable at all. Generally speaking, we believe the risk that a particular component of backlog will not result in future revenue is higher for unfunded backlog than for funded backlog.

Our funded backlog and estimates of unfunded backlog at the dates indicated were as follows:

	September 30,
	2012	2011
	(in millions)
Funded	$765.7	$796.0
Unfunded	846.7	$918.2

Total	$1,612.4	$1,714.2

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

Credit Facility. We entered into a Third Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on March 14, 2012, with a syndication of eleven commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The new Credit Facility amends and restates our previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, subject to limitations based upon certain financial, performance-based calculations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. We incurred approximately $2.0 million in additional debt issuance costs related to the amended Credit Facility which will be amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company, and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined by the Credit Facility, require that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.00 to 1.25 and a leverage ratio of not more than 1.00 to 3.75. As of September 30, 2012, we were in compliance with our covenants under the Credit Facility.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.5% to 1.7% during the third quarter of 2012.

Financial Condition. There were several changes in our balance sheet during the nine months ended September 30, 2012. Contract receivables, net decreased to $205.6 million on September 30, 2012, from $209.4 million on December 31, 2011, primarily due to a decrease in days-sales-outstanding from 75 days on December 31, 2011 to 71 days on September 30, 2012. Total property and equipment, net, increased $6.8 million, and other long-term liabilities increased $3.8 million, compared to December 31, 2011, primarily due to a long-term technology related license agreement. Goodwill increased to $410.0 million on September 30, 2012, from $401.1 million on December 31, 2011, due to the acquisitions of GHK and Symbiotic, and purchase price allocation changes for the acquisition of Ironworks. Other intangible assets, net, decreased to $24.8 million on September 30, 2012, from $33.7 million on December 31, 2011, due to amortization, partially offset by the acquisitions of GHK and Symbiotic. Accounts payable increased $3.9 million primarily due to the acquisition of GHK.

With the continued expansion and implementation of our international growth strategy, and coinciding with our acquisition of GHK, we have begun to explore various options of mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have multiple forward contract agreements (“hedges”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair-value of the hedges in our results of operations. As we continue to implement our international growth strategy, we may increase the size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. The current impact of the hedges to the consolidated financial statements is immaterial.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of September 30, 2012, we had $115.0 million borrowed under our Credit Facility, outstanding letters of credit of $2.9 million, and unused borrowing capacity of $282.1 million, which is available for our working capital needs and other purposes. As of September 30, 2012, available borrowings excluding the accordion feature under our Credit Facility, taking into account certain financial, performance-based limitations, were $257.9 million.

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

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash was $6.1 million and $4.1 million on September 30, 2012, and December 31, 2011, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2012, and September 30, 2011:

	Nine Months Ended September 30,
	2012	2011
	(in thousands)
Net cash provided by operating activities	$66,855	$46,806
Net cash used in investing activities	(21,153)	(13,137)
Net cash used in financing activities	(43,202)	(34,949)
Effect of exchange rate on cash	(535)	(11)

Net increase (decrease) in cash	$1,965	$(1,291)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $66.9 million for the nine months ended September 30, 2012, and $46.8 million for the nine months ended September 30, 2011. Cash flows from operating activities for the first nine months of 2012 were positively impacted by contract receivables, net, and accrued expenses, and were negatively impacted by deferred revenue and net income taxes payable. Cash flows from operating activities for the first nine months of 2011 were positively impacted by accrued salaries and benefits, accounts payable, and accrued expenses, and were negatively impacted by contract receivables, net, and prepaid expenses and other assets.

Investing activities used cash of $21.2 million for the nine months ended September 30, 2012, compared to $13.1 million for the nine months ended September 30, 2011. The cash used in investing activities for the first nine months of 2012 was primarily for our business combinations of GHK and Symbiotic, and capital expenditures. The cash used in investing activities for the first nine months of 2011 was primarily for our business combinations of AeroStrategy and Marbek, as well as capital expenditures.

For the nine months ended September 30, 2012, cash flow used in financing activities of $43.2 million was attributable primarily to $12.0 million in net payments for stockholder issuances and the stock buybacks through our share repurchase program, and $30.0 million in net payments to our credit line. For the nine months ended September 30, 2011, cash flow used in financing activities of $34.9 million was attributable primarily to $35.0 million in net repayments to our revolving line of credit.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $20.0 million that reduce the funds available under the revolving line of credit when issued. As of September 30, 2012, we had 8 outstanding letters of credit with a total value of $2.9 million.

The following table summarizes our contractual obligations as of September 30, 2012, that require us to make future cash payments. We have included all payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Rent of facilities	$233,273	$28,163	$47,950	$44,027	$113,133
Operating lease obligations	2,207	971	1,096	140	—
Long-term debt obligation	115,000	—	—	115,000	—

Total	$350,480	$29,134	$49,046	$159,167	$113,133

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

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

Issuances of Common Stock. For the three months ended September 30, 2012, a total of 2,199 shares of unregistered common stock, valued at an aggregate of $53,722, were issued to three directors of the Company in lieu of cash for director fee compensation on July 2, 2012. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. During the three months ended September 30, 2012, the Company purchased 3,311 shares of Company common stock for an aggregate of $72,988 from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of RSUs, in accordance with the applicable long-term incentive plan. The average fair value of the common stock purchased was $22.04 per share.

During the three months ended September 30, 2012, the Company repurchased 210,290 shares of Company common stock at a weighted average price of $22.01 per share under its share repurchase program.

The following tables summarize the Company’s stock repurchases for the three months ended September 30, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share
Shares purchased in satisfaction of tax withholding obligations
July 1 – July 31	—	$—
August 1 – August 31	1,153	$22.26
September 1 – September 30	2,158	$21.93

Total	3,311	$22.04

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs *
Shares purchased pursuant to share repurchase program
January 1 – June 30	259,673	$22.42	259,673	$29,172,483
July 1 – July 31	—	$—	—	$29,172,483
August 1 – August 31	210,290	$22.01	210,290	$24,538,918
September 1 – September 30	—	$—	—	$24,538,918

Total	469,963	$22.24	469,963	$24,538,918

*	On November 2, 2011, the Company announced that its Board of Directors had approved a share repurchase program. Under this program, the Company is authorized to repurchase, in the aggregate, $35.0 million of its outstanding stock.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

November 5, 2012	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 5, 2012	By:	/s/ James Morgan
James Morgan
Chief Financial Officer (Principal Financial Officer)