Form 10-K
period 2012-12-31
ICF International, Inc.
filed 2013-03-01
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $470 million based upon the closing price per share of $23.84, as quoted on the NASDAQ Global Select Market on June 29, 2012. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2013, 19,568,550 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the 2013 Annual Meeting of Stockholders expected to be held in June 2013.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The factors described in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” or otherwise described in our filings with the Securities and Exchange Commission (“SEC”), as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including, but not limited to:

•	our dependence on contracts with U.S. federal, state, and local government agencies and departments for the majority of our revenue;

•

failure by Congress or other governmental bodies to approve budgets in a timely fashion including, but not limited to, budgetary cuts resulting from automatic sequestration under the Budget Control Act of 2011;

•	results of routine and non-routine government audits and investigations;

•	failure to receive the full amount of our backlog;

•	difficulties in implementing our acquisition strategy;

•	difficulties in expanding our service offerings and client base;

•	liabilities arising from our completed Road Home contract with the State of Louisiana; and

•	special and unusual risks posed by our non-U.S. operations.

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

COMPANY OVERVIEW

We provide management, technology, and policy consulting and implementation services to government and commercial clients. We help our clients conceive, develop, implement, and improve solutions that address complex natural resource, social, and public safety issues. Our services primarily address three key markets:

•	Energy, Environment, and Infrastructure;

•	Health, Social Programs, and Consumer/Financial; and

•	Public Safety and Defense.

These markets are slightly different than our historical key markets, to which we made modifications in the first quarter of 2012 because of new acquisitions and growth that allow us to reach new customers with a broader array of services.

We provide services across these three markets that deliver value throughout the entire life cycle of a policy, program, project, or initiative, from concept analysis and design through implementation, evaluation, and, where applicable, improvement. Our primary services include:

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

In the second quarter of 2012, we modified our key client classifications to reflect our current business and growth. Previously, four client classifications were provided, which included U.S. federal government, U.S. state and local government, U.S. commercial, and non-U.S. clients. These previous client types have been re-categorized into two broader client classifications, government and commercial. Our government clients include U.S. federal clients, U.S. state and local clients, as well as non-U.S. governments. Our commercial clients include U.S. based clients and non-U.S. based clients. Our clients utilize our advisory services because we offer a combination of deep subject-matter expertise and institutional experience in our market areas. We believe that our domain expertise and the program knowledge developed from our advisory engagements further position us to provide implementation and evaluation services.

As of December 31, 2012, we had more than 4,500 employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the metropolitan Washington, D.C. area, our more than 60 regional offices throughout the United States, and over 15 offices in key markets outside the U.S., including offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, and Rio de Janeiro.

We generated revenue of $937.1 million, $840.8 million, and $764.7 million in 2012, 2011, and 2010, respectively. Our total backlog was approximately $1.5 billion and $1.7 billion as of December 31, 2012, and 2011, respectively. See “Contract Backlog” for a discussion of how we calculate backlog, as well as our financial statements and the related notes included elsewhere in this Annual Report on Form 10-K.

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

We completed our initial public offering (“IPO”) in October 2006 and filed a shelf registration statement on Form S-3 in September 2009, pursuant to which we sold additional shares of our common stock to the public in December 2009. Since our IPO, we have completed a number of acquisitions and business combinations, including: Energy and Environmental Analysis, Inc. (“EEA”) and Advanced Performance Consulting Group, Inc. (“APCG”) in January 2007; Z-Tech Corporation (“Z-Tech”) in June

2007; Simat, Helliesen & Eichner, Inc. (“SH&E”) in December 2007; Jones & Stokes Associates, Inc. (“Jones & Stokes”) in February 2008; Macro International Inc. (“Macro”) in March 2009; Jacob & Sundstrom, Inc. (“JASI”) in December 2009; Marbek Resource Consultants Ltd. (“Marbek”) in January 2011; AeroStrategy L.L.C. (“AeroStrategy”) in September 2011; Ironworks Consulting L.L.C. (“Ironworks”) in December 2011; GHK Holdings Limited (“GHK”) in February 2012; and Symbiotic Engineering, L.L.C. (“Symbiotic”) in September 2012. Our more recent acquisitions are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Business Combinations.”

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

MARKET OPPORTUNITY, SERVICES, AND SOLUTIONS

Complex, long-term market factors, as well as secular trends, are changing the way we live and the way government and industry operate and interact. Some of the most critical factors are centered firmly in our three major market areas. In the energy, environment, and infrastructure market, these factors include the changing mix of fuels used to generate electricity and the related policy and infrastructure issues resulting from those changes; an increasing focus on renewables and energy efficiency; an aging transportation infrastructure, and environmental degradation. In the health, social programs, and consumer/financial market, these factors include the increasing level of healthcare expenditures relative to the economy, aging populations, increasing military and veteran health demands, continued focus on disease prevention, the perceived declining performance of the U.S. educational system compared to other countries, and the increased use of interactive data technologies to link organizations with consumers and other stakeholders. The continuing threat of terrorism, including cyber threats, and changing national security priorities are affecting the public safety and defense markets, as well as infrastructure protection in the commercial sector. In addition to these market-based factors, secular trends across all of our markets are increasing the demand for advisory and implementation services that drive our business. These trends include: increased government focus on efficiency and mission performance management, the aging federal workforce, the emphasis on transparency and accountability, and an increased demand for combining domain knowledge of client mission and programs with innovative technology-enabled solutions.

We believe that demand for our services will continue as government, industry, and other stakeholders seek to understand and respond to these and other factors within the constraints of growing deficits that drive the need for government agencies at all levels to deliver more with fewer resources. We expect that our government clients will continue to utilize professional services firms with domain expertise in their program areas to assist with designing new programs, enhancing existing ones, and offering transformational solutions based on relevant evaluation and improvement experience. In addition, commercial organizations affected by these programs will need to understand such changes, as well as their implications, in order for them to plan appropriately. We believe that our institutional knowledge and our subject-matter expertise in our three key markets are distinct competitive advantages in providing our clients with practical, innovative solutions, directly applicable to their mission or business, with a faster deployment of the right resources. Moreover, we believe we will be able to leverage the domain expertise and program knowledge we have developed through our advisory assignments and our experience on implementation projects to win larger engagements, thereby increasing returns on business development investment and increasing employee utilization.

Energy, Environment, and Infrastructure

For decades, we have advised on energy and environmental issues, including the impact of human activity on natural resources, and in helping develop solutions for infrastructure-related challenges. In addition to addressing government policy and regulation in these areas, our work focuses on industries that are affected by these policies and regulations, particularly the industries most heavily involved in the use and delivery of energy. Significant factors affecting suppliers, users, and regulators of energy are driving private and public sector demand for professional services firms, including:

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

Although global climate change is not currently a significant part of the U.S. federal legislative agenda, carbon emissions are still an important focus of non-U.S. governments, many U.S. state governments, and multinational corporations around the world. Reducing or offsetting greenhouse gas (“GHG”) emissions continues to be the subject of both public and private sector interest, and the regulatory landscape in this area is still evolving. The need to address carbon and other harmful emissions has significantly changed the way the world’s governments and industries interact and continues to be one of the drivers of the interest in energy efficiency.

We also have decades of experience in designing, evaluating, and implementing environmental policies and transportation infrastructure projects and believe that a number of key issues are driving increased demand for the services we provide in these areas, including:

•	Increased focus on the proper stewardship and regulation of natural resources;

•	Historic under-investment in transportation infrastructure; and

•	Changing patterns of economic development that require transportation systems to adapt to new patterns of demand.

By leveraging our interdisciplinary skills, which range from finance and economics to earth and life sciences, information technology, and program management, we are able to provide a wide range of services that includes complex environmental impact assessments, environmental management information systems, air quality assessments, program evaluation, transportation planning and operational improvement, and regulatory reinvention. We help clients deal specifically with the inter-related environmental, business, and social implications of issues surrounding all transportation modes and infrastructure. From the environmental management of complex infrastructure engagements to strategic and operational concerns of airlines and airports, our solutions draw upon our expertise and institutional knowledge in transportation, urban and land use planning, industry management practices, financial analysis, environmental sciences, and economics.

Health, Social Programs, and Consumer/Financial

Our advisory, implementation, and improvement expertise is also applied to social resources, in addition to natural resources discussed above, in areas such as health, social programs, and consumer/financial markets. We believe that a confluence of factors will drive an increased need for public and private focus on these areas, including, among others:

•	An aging population;

•	Attempts to expand healthcare services to under-served segments of the population;

•	Rising healthcare expenditures, requiring the evaluation of the effectiveness and efficiency of current and new programs;

•	Growing awareness of the threats from the global spread of disease;

•	The emphasis on improving the effectiveness of the educational system;

•	The need for greater transparency and accountability of public sector programs;

•	Increasing focus on cybersecurity requirements;

•	Changing regulatory environment;

•	Military personnel returning home from active duty with health and social service needs; and

•	The need of both government and commercial entities to build stronger relationships with their stakeholders and customers, often through new interactive technologies.

We believe we are well positioned to provide research, consulting, implementation, and improvement services to help our clients develop and manage effective programs in the areas of health, social programs, and consumer/financial at the international, national, regional, and local levels. Our subject-matter expertise includes public health, mental health, international health and development, health communications and associated interactive technologies, education, children and families, housing and communities, and substance abuse. Our combination of health-domain knowledge and our experience in information technology applications provides us with strong capabilities in health informatics, which we believe will be of increasing importance as the need to manage health and biomedical information grows. We partner with our clients in the government and commercial sectors to increase their knowledge base, support program development, enhance program operations, evaluate program results, and improve program effectiveness.

In the area of public health, we support many programs within the Department of Health and Human Services (“HHS”), including the National Institutes of Health (“NIH”) and the Centers for Disease Control, conducting primary data collection and analyses, assisting in designing, delivering, and evaluating programs, managing technical assistance centers, providing instructional systems, developing information technology applications, and managing information clearinghouse operations. In the area of human services, we provide training and technical assistance for early care and educational programs (such as Head Start), services for victims of crime at the Department of Justice (“DOJ”), and health and demographic surveys in developing countries for the Department of State (“DOS”). In the area of social programs, we provide extensive training, technical assistance, and program analysis and support services for a number of the housing and rural and community development programs of the Department of Housing and Urban Development (“HUD”) and the U.S. Department of Agriculture (“USDA”). In the area of education, we provide research, program design, evaluation, and training at the federal and state level. In the area of consumer/financial, we assist organizations in understanding and implementing web and interactive technologies that enhance their relationships with their customers and stakeholders.

Public Safety and Defense

Public safety programs continue to be a critical priority at the U.S. federal government level, as well as at the state and local government levels and in the commercial sector. We believe we are positioned to meet the following key public safety trends:

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

Public safety issues around crime and at-risk behavior continue to plague every society and create demand for government programs that can identify, prevent, and mitigate key societal issues.

Finally, the Department of Defense (“DoD”) is undergoing major transformations in its approach to strategies, processes, organizational structures, and business practices due to several complex, long-term factors, including:

•	The changing nature of global security threats, including cybersecurity threats;

•	Family issues associated with globally deployed armed forces; and

•	The increasing need for real-time information sharing and logistics modernization, network-centric planning requirements, and the global nature of conflict arenas.

We provide key services to the Department of Homeland Security (“DHS”), the DOJ and DoD. At DHS, we assist in shaping and managing critical programs to ensure the safety of communities, developing critical infrastructure protection plans and processes, establishing goals and capabilities for national preparedness at all levels of government in the U.S., and managing the national program to test radiological emergency preparedness at the state and local levels in communities adjacent to nuclear power facilities. At DoJ, we provide technical and communications assistance to programs that help victims of crime and at-risk youths. We support DoD by providing high-end strategic planning, analysis, and technology solutions in the areas of logistics management, operational support, command and control, and cybersecurity. We also provide the defense sector with environmental management, human capital assessment, military community research, and technology-enabled solutions. We also provide cybersecurity and emergency management services to the commercial sector, especially the utility industry.

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly educated professional staff with deep subject-matter knowledge

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs across our major markets. Our thought leadership is based on years of training, experience, and education. Our clients are able to draw on the in-depth knowledge of our subject-matter experts and our experience developed over 40 years of providing advisory services. As of December 31, 2012, approximately 38% of our benefits-eligible staff held post-graduate degrees in diverse fields such as the social sciences, business and management, physical sciences, public policy, human capital, information technology, mathematics, engineering, planning, economics, life sciences, and law. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

We believe our diverse range of markets, services, and projects, provide a stimulating work environment for our employees that enhances their professional development. The use of multi-disciplinary teams provides our staff the opportunity to develop and refine common skills required in many types of engagements. Our approach to managing human resources fosters collaboration and significant cross-utilization of the skills and experience of both industry experts and other personnel who can develop creative solutions by drawing upon their different experiences. The types of services we provide, and the manner in which we do so, enable us to attract and retain talented professionals from a variety of backgrounds while maintaining a culture that fosters teamwork and excellence.

We have strong, long-standing relationships with clients across a diverse set of markets

The long-term relationships we maintain with many of our clients reflect our successful track record of fulfilling our clients’ needs. We have advised both the Environmental Protection Agency (“EPA”) and HHS for more than 30 years, the Department of Energy (“DOE”) for more than 25 years, DoD for more than 20 years, certain commercial clients in our energy markets for more than 20 years, and have multi-year relationships with many of our other clients in both our government and commercial client base. We have numerous contacts at various levels within our clients’ organizations, ranging from key decision-makers to functional managers. The long-standing nature and breadth of our client relationships adds greatly to our institutional knowledge, which, in turn, helps us carry out our client engagements more effectively and maintain and expand such relationships. Our extensive experience and client contacts, together with our prime-contractor position on a substantial majority of our contracts and onsite presence, gives us clearer visibility into future opportunities and emerging requirements. We believe our balance between civilian and defense agencies, our commercial presence, and the diversity of the markets we serve help mitigate the impact of annual shifts in our clients’ budgets and priorities.

Our advisory role positions us to capture a full range of engagements

We believe our advisory approach, which is based on our subject-matter expertise combined with an understanding of our clients’ requirements and objectives, is a significant competitive differentiator that helps us gain access to key client decision-makers during the initial phases of a policy, program, project, or initiative. We use our expertise and understanding to formulate customized recommendations for our clients. We believe this domain expertise and the program knowledge developed from our advisory engagements further position us to provide implementation and evaluation services. Implementation and evaluation engagements, in turn, allow us to understand our clients’ requirements and objectives as they evolve over time. We then use this knowledge to provide evaluation and improvement services that maintain the relevance of our recommendations. As a result, we believe we are able to offer services across the entire life cycle of a particular policy, program, project, or initiative.

Our technology-enabled solutions are driven by our subject-matter expertise

Government and commercial decision-makers have become increasingly aware that, to be effective, technology solutions need to be seamlessly integrated with people and processes. We possess strong knowledge in information technology and a thorough understanding of human and organizational processes. This combination of skills, along with our domain knowledge, allows us to deliver technology-enabled solutions tailored to our clients’ business and organizational needs with less start-up time required to understand client issues.

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

We are led by an experienced management team

Our management team, consisting of approximately 250 officers with the title of vice president or higher, possesses extensive industry experience and had an average tenure of 13 years with us as of December 31, 2012 (including prior service with companies we have acquired). This low turnover allows us to retain institutional knowledge. Our managers are experienced both in marketing efforts and in successfully managing and executing advisory, implementation, evaluation, and improvement assignments. Our management team also has experience in acquiring other businesses and integrating those operations with our own. A number of our managers are industry-recognized thought leaders. We believe that our management’s successful past performance and deep understanding of our clients’ needs have been differentiating factors in competitive situations.

We have a broad global presence

We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth and now serve our clients with a global network of more than 60 regional offices throughout the United States, and over 15 offices in key markets outside the U.S., including offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, and Rio de Janeiro. Our global presence also gives us access to many of the leading experts on a variety of issues around the world, allowing us to expand our knowledge base and areas of functional expertise. Over the past year, we worked in more than 20 countries, helping government agencies and the commercial sector with energy, environment, infrastructure, healthcare, and air transport matters.

STRATEGY

Our strategy to increase our revenue and shareholder value involves the following key elements:

Expand our commercial business

We continue to see growth opportunities in our current commercial business in the utility sector, as well as significant potential for us to expand our business in other commercial sectors, both domestically and internationally. Although we believe the utility industry will continue to be a strong market for advisory services in light of the growing focus on regulatory actions and alternative fuels, we intend to leverage our existing relationships and institutional expertise to pursue and capture additional, typically higher-margin opportunities. First, we believe we can continue to expand our implementation services in areas such as assisting with implementing energy efficiency programs, informational technology applications, and environmental management services for the larger utilities. Second, the growth of interest in sustainability and energy efficiency issues has created opportunities to offer these types of services to new clients in sectors beyond our traditional clients. We expect other sectors, such as information service providers and hotel and tourist-related services, to continue to expand as these industries better understand their energy consumption options and the positive benefits of demonstrating environmental stewardship. Finally, our acquisition of Ironworks provides an opportunity to sell our information technology, strategic communications, and customer engagement services to a broader range of commercial clients, especially in the growing health care sector.

Replicate our business model globally across government and industry

We believe the services we provide to our energy, environment, and infrastructure market have especially strong business drivers throughout the world. Europe’s growing need for cutting-edge climate change, energy, and environmental solutions is well suited to our domain expertise. Moreover, many of our offices in Asia and South America represent substantial markets with rapidly growing demands for new sources of energy, a need for transportation infrastructure improvements, and severe air and carbon pollution issues. Asia, especially, is increasing its demand for clean energy and energy efficiency services. We believe our ability to offer energy, infrastructure, climate change, and environmental services to both commercial and government clients in these countries from local offices, typically staffed by native citizens, positions us to help clients address these key issues and therefore to expand our market presence. We are also positioned to grow our international development business across multiple regions.

Strengthen our technology base

With our acquisition of Ironworks, we strengthened our services in the interactive data field. We are positioned to increase these services through expanding the technological underpinnings of our business, while bringing these interactive solutions, as well as expanded data management and analytics offerings, to clients in the energy, infrastructure, health, and social program areas to allow them to link themselves with consumers and other stakeholders better.

Leverage advisory work into implementation solutions

We plan to continue to leverage our advisory services and strong client relationships to increase our revenue from implementation support services. These services include: information services and technology solutions, project and program management, business process solutions, strategic communications, and technical assistance and training. Our advisory services provide us with insight and understanding of our clients’ missions and goals. We believe the domain expertise and program knowledge we develop from these advisory assignments position us to capture a greater portion of larger implementation engagements. We will, however, need to undertake such expansion carefully to avoid actual, potential, and perceived conflicts of interest. See “Risk Factors—Risks Related to our Business—The diversity of the services we provide and the clients we serve may create actual, potential, and perceived conflicts of interest and conflicts of business that limit our growth and lead to potential liabilities for us.”

Defend, expand and deepen our presence in core federal and state governmental markets

The current environment of federal budgetary constraints has created challenging market conditions for all competitors in the federal sector. We will focus not only on defending our current market footprint, but also on innovating to continue expansion across key growth markets, such as federal health-related initiatives. We will continue to provide innovative solutions that help our public sector clients “do more with less,” particularly as the challenging budgetary environment for our clients appears to be a longer-term issue. We will specifically target deeper penetration of those agencies that currently procure services only from one or two of our service areas. We believe we can leverage many of our long-term client relationships by introducing these existing clients, where appropriate, to our other services. For example, we plan to introduce many of our advisory clients to our capabilities to provide associated information technology, cybersecurity, large-scale program management, and strategic communications services. Given the increasing focus on deficit reduction and transparency, we can also offer clients our extensive performance measurement, program evaluation, and performance management services. Finally, having grown to more than 60 offices across the United States, we can focus more of our business development efforts on addressing the needs of federal agencies with operations outside of the metropolitan Washington, D.C. area.

Pursue larger prime contract opportunities

We believe that continuing to expand our client engagements into implementation, evaluation, and improvement services enables us to pursue larger prime contract opportunities, which should provide a greater return on our business development efforts and allow for increased employee utilization. We plan to continue to target larger and longer-term opportunities through greater emphasis on early identification of opportunities, strategic capture and positioning, and enhanced brand recognition. We believe that the resulting increase in the scale, scope, and duration of our contracts will help us continue our growth.

Focus on higher-margin commercial projects

We plan to pursue higher-margin commercial projects. We believe we have strong global client relationships in both the commercial energy and air transport markets, where our margins have historically been higher than those in our government business. We view the energy industry as a particularly attractive market for us over the next decade due to concerns over controlling energy costs and limiting climate and environmental impacts, increased state and federal regulation, and the need for cleaner and more diverse sources of energy. We believe these factors, coupled with our expanding national and global footprint, will result in a greater number of engagements that will also be larger in size and scope.

Pursue strategic acquisitions and business combinations

We plan to augment our organic growth with selected acquisitions and business combinations. During the past few years, we have added a number of companies including: Symbiotic and GHK in 2012, Ironworks, Marbek, and AeroStrategy in 2011, Macro and JASI in 2009; Jones & Stokes in 2008; and SH&E, Z-Tech, EEA, and APCG in 2007. Our more recent acquisitions are discussed in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Business Combinations.” We plan to continue a disciplined acquisition strategy to obtain new clients, increase our size and market presence, and obtain capabilities that complement our existing portfolio of services, while focusing on cultural compatibility and financial impact.

CONTRACTS

Government clients (including U.S. federal, U.S. state and local, and non-U.S. governments) and commercial clients (including U.S. and non-U.S.-based) accounted for approximately 73% and 27%, respectively, of our 2012 revenue, approximately 77%, and 23%, respectively, of our 2011 revenue, and approximately 83%, and 17%, respectively, of our 2010 revenue. Our clients span a broad range of defense and civilian agencies and commercial enterprises. Our contract periods typically extend from one month to five years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. In 2012, 2011, and 2010, no single contract accounted for more than 4% of our revenue. Our top 10 contracts in 2012, 2011, and 2010 collectively accounted for approximately 16%, 21%, and 20% of our revenue, respectively. In 2012, 2011, and 2010, our three largest clients were HHS, DoD, and DOS. The following table summarizes the percentage of our total revenue for each of these.

	Year ended December 31,
	2012	2011	2010
Department of Health and Human Services	19%	22%	21%
Department of Defense	9%	8%	8%
Department of State	6%	6%	6%

Total	34%	36%	35%

Most of our revenue is derived from prime contracts, which accounted for approximately 87%, 86%, and 85% of our revenue for 2012, 2011, and 2010, respectively. Unless the context otherwise requires, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Commercial clients include non-profit organizations and universities, while government clients include the World Bank and the United Nations. In general, a client is considered government if the primary funding of that client is from a government agency or institution. If we are a subcontractor, then the client is not considered to be the prime contractor but rather the ultimate client receiving the services from the prime contractor team. Our non-U.S. operations pose special risks, as discussed below in “Risk Factors—Risks Related to Our Business—Our non-U.S. operations pose special and unusual risks to our profitability and operating results.”

The table below details information on our revenues (in thousands) for the each of the three years presented. Revenue is attributed to location based on the geographic areas in which a contract is awarded to.

	Year ended December 31,
	2012	2011	2010
United States	$865,957	$803,166	$726,550
Non-U.S.	71,176	37,609	38,184

Total	$937,133	$840,775	$764,734

CONTRACT BACKLOG

We define total backlog as the future revenue we expect to receive from our contracts and other engagements. We generally include in our backlog the estimated revenue represented by contract options that have been priced, but not exercised. We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our General Services Administration Multiple Award Schedule (“GSA Schedule”) contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms and under which potential future delivery orders or task orders might be issued by any of a large number of different agencies, and are likely to be subject to a competitive bidding process. We do, however, include potential future work expected to be awarded under IDIQ contracts that are available to be utilized by a limited number of potential clients and are held either by us alone or by a limited number of firms.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	December 31,
	2012	2011	2010
	(In millions)
Funded	$695.3	$730.4	$649.0
Unfunded	816.5	931.4	718.2

Total	$1,511.8	$1,661.8	$1,367.2

There were no awards included in our 2012 backlog that were under protest. Our 2011 unfunded backlog included $64.4 million related to a signed federal contract under protest, which was removed from backlog in 2012.

BUSINESS DEVELOPMENT

Our business development efforts are critical to our organic growth. Our business development processes and systems are designed to enable agility and speed-to-market over the business development life cycle, especially given the distinctions between commercial and public sectors. Business development efforts in priority market areas, which include some of our largest federal agency accounts (HHS, DOE, DoD, DOS, DHS, and EPA) and our commercial business, are executed through account teams, each of which is headed by a corporate account executive and supported by dedicated corporate business development professionals and senior staff from the relevant operational area. Each account executive has significant authority and accountability to set priorities and bring to bear the appropriate resources. Each team participates in regular executive reviews. This account-based approach allows deep insight into the needs of our clients. It also helps us anticipate our clients evolving requirements over the coming 12 to 18 months and position ourselves to meet those requirements. Each of our operational areas is responsible for maximizing sales in our existing accounts and finding opportunities in closely related accounts. Their efforts are complemented by our corporate business development function, which is responsible for large and strategically important pursuits.

The corporate business development function also includes a market research and competitive intelligence group, a proposal group, a marketing group, a communications group, and a strategic capture unit. Our contracts and administration function leads our pricing decisions in partnership with the business development account teams and operational areas.

COMPETITION

We operate in a highly competitive and fragmented marketplace and compete against a number of firms in each of our key markets. Some of our principal competitors include: Abt Associates Inc.; AECOM Technology Corporation; Booz Allen Hamilton Holding; CACI International Inc.; Cambridge Systematics, Inc.; CRA International, Inc.; Deloitte LLP; Eastern Research Group, Inc.; Cardno ENTRIX, Inc.; IHS Inc.; L-3 Communications Corporation; Lockheed Martin Corporation; Man Tech International Corporation; Navigant Consulting, Inc.; Northrop Grumman Corporation; PA Consulting Group; SAIC, Inc.; Sapient; Research Triangle Institute; SRA International, Inc.; and Westat, Inc. In addition, within each of our key markets, we have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Some of our competitors are significantly larger than us and have greater access to resources and have stronger brand recognition than we do.

We consider the principal competitive factors in our market to be client relationships, reputation and past performance of the firm, client references, technical knowledge and industry expertise of employees, quality of services and solutions, scope of service offerings, and pricing.

INTELLECTUAL PROPERTY

We own a number of trademarks and copyrights, and have pending patents, that help maintain our business and competitive position. Sales and licenses of our intellectual property do not currently comprise a substantial portion of our revenue or profit. We rely on the technology and models, proprietary processes, and other intellectual property we own or have rights to use in our analyses and other work we perform for our clients. We use these innovative, and often proprietary, analytical models and tools throughout our service offerings. Our staff regularly maintains, updates, and improves these models based on our corporate experience. In addition, we sometimes retain limited rights in software applications we develop for clients. We use a variety of means to protect our intellectual property, but there can be no assurance that it will be adequately protected.

EMPLOYEES

As of December 31, 2012, we had more than 4,500 benefits-eligible (full-time and regular part-time) employees, approximately 38% of whom held post-graduate degrees in diverse fields such as social sciences, business and management, physical sciences, public policy, human capital, information technology and mathematics, engineering, planning, economics, life sciences, and law, and approximately 81% of whom held a bachelor’s degree or equivalent or higher. Our professional environment encourages advanced training to acquire industry-recognized certifications, rewards strong job performance with advancement opportunities, and fosters ethical and honest conduct. Our salary structure, incentive compensation, and benefit packages are competitive within our industry.

ITEM 1A.	RISK FACTORS

The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and related notes incorporated by reference into this Annual Report on Form 10-K. These and other factors that we do not presently consider material or of which we are currently unaware, could cause future results to differ from those in forward-looking statements and from historical trends.

RISKS RELATED TO OUR INDUSTRY

Although our percentage of revenue from commercial clients is growing, we continue to rely on U.S. government clients for the majority of our revenue, and government spending priorities may change in a manner adverse to our business.

We derived approximately 60%, 66%, and 70% of our revenue in 2012, 2011, and 2010, respectively, from contracts with U.S. federal government clients, and approximately 10% of our revenue from contracts with U.S. state and local governments in each of the years 2012, 2011, and 2010. Expenditures by our U.S. federal clients may be restricted or reduced by presidential or congressional action, by action of the Office of Management and Budget, by action of individual agencies or departments, or by other actions. In addition, many states are not permitted to operate with budget deficits and nearly all states face considerable challenges in balancing their budgets. We expect that some of our clients may delay payments due to us, may eventually fail to pay what they owe us, and may delay certain programs and projects. For some clients, we may face an unwelcome choice: turn down (or stop) work with the risk of damaging a valuable client relationship, or perform work with the risk of not getting paid in a timely fashion or perhaps at all. U.S. federal, state, and local elections could also affect spending priorities and budgets at all levels of government. In addition, increased deficits and debt at all levels of government, both domestic and non-U.S., may lead to reduced spending by agencies, departments, projects, or programs we support.

The failure of Congress to approve budgets in a timely manner for the U.S. federal agencies and departments we support, or the failure of the President and Congress to reach an agreement on fiscal issues, could delay and reduce spending, cause us to lose revenue and profit, and affect our cash flow.

On an annual basis, Congress is required to approve budgets that govern spending by each of the U.S. federal agencies and departments we support. When Congress is unable to agree on budget priorities, and thus is unable to pass annual appropriations bills on a timely basis, which has happened frequently in recent years, it typically enacts a continuing resolution. Continuing resolutions generally allow U.S. federal agencies and departments to operate at spending levels based on the previous budget cycle. When agencies and departments operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and for new initiatives may be delayed or cancelled. Thus, the failure by Congress to approve budgets in a timely manner can result in the loss of revenue and profit in the event U.S. federal agencies and departments are required to cancel or change existing or new initiatives, or the deferral of revenue and profit to later periods due to delays in implementing existing or new initiatives. There is also the possibility, based on recent precedent, that Congress will not enact either a budget or a continuing resolution in a timely manner. In such an event, many parts of the U.S. federal government, including agencies, departments, programs, and projects we support, may “shut down,” which could have a substantially negative affect on our revenue, profit, and cash flow. The budgets of many of our U.S. state and local government clients are also subject to similar budget processes, and thus subject us to similar risks and uncertainties.

In addition, in an effort to control the U.S. federal budget deficit, Congress passed the Budget Control Act of 2011 (the “Act”), which mandates the reduction of discretionary spending by the U.S. federal government by $1.2 trillion over the next 10 years. Unless Congress and the President take further action, the Act will trigger automatic reductions in defense and discretionary U.S. federal spending beginning in March 2013. Because we derive the majority of our revenue from contracts with the U.S. federal government, a decline in government expenditures and/or a shift of expenditures away from programs we support, whether as a result of the Act or otherwise, would likely have a negative impact on our business and results.

Our failure to comply with complex laws, rules, and regulations relating to government contracts could cause us to lose business and subject us to a variety of penalties and sanctions.

We must comply with laws, rules, and regulations relating to the formation, administration, and performance of government contracts, which affect how we do business with our government clients and impose added costs on our business. Each government client has its own laws, rules, and regulations affecting its contracts. Some of the more significant ones affecting U.S. federal government contracts are:

•	the U.S. Federal Acquisition Regulation, and agency and department regulations analogous or supplemental to it;

•	the Truth in Negotiations Act;

•	the Procurement Integrity Act;

•	the Civil False Claims Act;

•	the Cost Accounting Standards; and

•

laws, rules and regulations restricting (i) the use and dissemination of information classified for national security purposes, (ii) the exportation of specified products, technologies, and technical data, and (iii) the use and dissemination of sensitive but unclassified data.

The U.S. federal government and other governments with which we do business may change their procurement practices or adopt new contracting laws, rules, or regulations, that could be costly to satisfy or that could impair our ability to obtain new contracts and reduce our revenue and profit, for example, by curtailing the use of services firms or increasing the use of firms with a “preferred status,” such as small businesses. Any failure to comply with applicable U.S. federal, state, or local laws, rules and regulations could subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal and even U.S. state and local government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and the value of our stock.

Recent acquisitions and increased contracting with non-U.S. governments, agencies, and departments have increased our presence in countries outside of the United States. Failure to abide by laws, rules and regulations applicable to our work for governments outside the United States could have similar effects to those described above.

We are subject to various routine and non-routine governmental reviews, audits and investigations, and unfavorable government audit results could force us to adjust previously reported operating results, could affect future operating results, and could subject us to a variety of penalties and sanctions.

U.S. federal government agencies, including the NIH and many states, audit and review our contract performance, pricing practices, cost structure, financial responsibility, and compliance with applicable laws, rules, and regulations. Audits could raise issues that have significant adverse effects, including, but not limited to, substantial adjustments to our previously reported operating results and substantial effects on future operating results. If a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal and even U.S. state and local government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and the value of our stock. We may also lose business if we are found not to be sufficiently financially responsible. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether or not true. U.S. federal audits have been completed on our incurred contract costs only through 2006; audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all our government contracts, even for periods before 2006.

Our government contracts contain provisions that are unfavorable to us and permit our government clients to, among other things, terminate our contracts partially or completely at any time prior to completion.

Our U.S. and non-U.S. government contracts contain provisions not typically found in commercial contracts, including provisions that allow our clients to terminate or modify these contracts at the government’s convenience upon short notice. If a government client terminates one of our contracts for convenience, we may only bill the client for work completed prior to the termination, plus any project commitments and settlement expenses the client agrees to pay, but not for any work not yet performed. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in contract options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we would have no right to seek lost fees or other damages. If a government client were to terminate, decline to exercise options under, or curtail further performance under one or more of our major contracts, our revenue and operating results would be materially harmed.

In addition, certain contracts with non-U.S. government clients may have more severe and/or different contract clauses than what we are accustomed to with U.S. government clients, such as penalties for any delay in performance.

RISKS RELATED TO OUR BUSINESS

Although our work with commercial clients is growing, we depend on contracts with U.S. federal agencies and departments for a substantial portion of our revenue and profit, and our business, revenue, and profit levels could be materially and adversely affected if our relationships with these agencies and departments deteriorate.

We believe that U.S. federal contracts will continue to be a significant source of our revenue and profit for the foreseeable future, even as we continue to grow our commercial client base. Because we have a large number of contracts with U.S. federal government clients, we continually bid for and execute new contracts, and our existing contracts continually become subject to re-competition and expiration. Upon the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. There can be no assurance that those expiring contracts we are servicing will continue after their expiration, that the client will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition (e.g., set aside for small businesses), or that we will be successful in any such re-procurements. If we are not able to replace the revenue from these contracts, either through follow-on contracts or new contracts for those requirements or for other requirements, our revenue and operating results will be materially affected.

Our reliance on GSA Schedule and other IDIQ contracts creates the risk of volatility in our revenue and profit levels.

We believe that one of the elements of our success is our position as a prime contractor under GSA Schedule contracts and other IDIQ contracts. As these types of contracts have increased in importance over the last several years, we believe our position as a prime contractor has become increasingly important to our ability to sell our services to U.S. federal clients. However, these contracts require us to compete for each delivery order and task order, rather than having a more predictable stream of activity during the term of a contract. There can be no assurance that we will continue to obtain revenue from such contracts at current levels, or in any amount, in the future. To the extent that U.S. federal agencies and departments choose to employ GSA Schedule and other contracts encompassing activities for which we are not able to compete or provide services, we could lose business, which would negatively affect our revenue and profitability.

Our commercial work depends on certain sectors of the global economy that are highly cyclical, which can lead to substantial variations in our revenue and profit from period to period.

Historically, our revenue has predominantly come from contracts with the U.S. federal government. However, in recent years, we have significantly expanded our work with commercial clients, due in large part to strategic acquisitions. This increased reliance on commercial clients presents new risks and challenges. For example, our commercial work is heavily concentrated in cyclical industries such as energy, air transport, environmental, health, and financial services. Demand for our services from our commercial clients historically declines when their industries experience downturns, and we expect a decline in demand for our services when these industries experience a downturn in the future. Other factors that could negatively affect our commercial business include, but are not limited to, a decline in general economic conditions, changes in the worldwide geopolitical climate, increases in the cost of energy, the financial condition of our clients, and government regulations.

We may not receive revenue corresponding to the full amount of our backlog, or may receive it later than we expect, which could adversely affect our revenue and operating results.

The calculation of backlog is highly subjective and is subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based on factors such as the amount of revenue we have recently recognized on that contract, our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. In the case of contracts that may be renewed at the option of the client, we generally calculate backlog by assuming that the client will exercise all of its renewal options; however, the client may elect not to exercise its renewal options. In addition, U.S. federal contracts rely on congressional appropriation of funding, which is typically provided only partially at any point during the term of U.S. federal contracts, and all or some of the work to be performed under a contract may require future appropriations by Congress and the subsequent allocation of funding by the procuring agency or department to the contract. An increase in protests of contracts awarded to us, as is currently being experienced in our industry, could also adversely affect our backlog and our potential associated revenue. Our estimate of the portion of backlog that we expect to recognize as revenue in any future period is likely to be inaccurate because the receipt and timing of this revenue often depends on subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders and delivery orders, many of which are beyond our control. In addition, we may never receive revenue from some of the engagements that are included in our backlog, and this risk is greater with respect to unfunded backlog. Although we adjust our backlog to reflect modifications to, or renewals of, existing contracts, awards of new contracts, or approvals of expenditures, if we fail to realize revenue corresponding to our backlog, our revenue and operating results could be adversely affected.

Because much of our work is performed under task orders, delivery orders, and short-term assignments, we are exposed to the risk of not having sufficient work for our staff, which can affect revenue and profit.

We perform some of our work under short-term contracts. Even under many of our longer-term contracts, we perform much of our work under individual task orders and delivery orders, many of which are awarded on a competitive basis. If we cannot obtain new work in a timely fashion, whether through new contracts, task orders, or delivery orders, modifications to existing contracts, or otherwise, we may not be able to keep our staff profitably utilized, which may result in challenges related to retaining talented members of our staff. It is difficult to predict when such new work or modifications will be obtained. There can be no assurance that we can profitably manage the utilization of, or retain, our staff.

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

The Road Home contract provided us with significant opportunities, but also created substantial risks. A number of these risks continue beyond the term of the contract. We still have lawsuits pending, and other claims have been made against us in connection with this contract. New lawsuits may be filed and new claims may be made against us in the future including, but not limited to, claims by subcontractors and others who are dissatisfied with the amount of money they have received from, or their treatment under, the Road Home program. In addition and as discussed in “Note N—Contingencies and Commitments,” the State of Louisiana, Office of Community Development, has made a significant claim against us, currently totaling approximately $28.3 million. We have defended such lawsuits and claims vigorously and plan to continue to do so, but we have not prevailed in every case and may not prevail in future cases. Although the contract provides that, with several exceptions, we are allowed to charge, as an expense under the contract, reasonable costs and fees incurred in defending and paying claims brought by third parties arising out of our performance, there can be no assurance that our costs and fees will be reimbursed. The State of Louisiana has not reimbursed us for the majority of such costs or fees and has not reimbursed any such costs or fees since 2008.

In addition, the Road Home contract has been, and we expect it to continue to be, audited, investigated, reviewed, and monitored frequently by U.S. federal and state authorities and their representatives. These activities may consume significant management time and effort; further, the contract provides that we are subject to audits for five years from the date of the last payment made under the contract. Findings from any audit, investigation, review, monitoring, or similar activity could subject us to civil and criminal penalties and administrative sanctions from U.S. federal and state authorities, which could substantially adversely affect our reputation, our revenue, our operating results, and the value of our stock.

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

We derive significant revenue and profit from contracts that are awarded through a competitive bidding process. Competitive bidding imposes substantial costs and presents a number of risks, including:

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals;

•	the need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope;

•	the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding, as discussed below;

•	the opportunity cost of not bidding on and winning other contracts we may have otherwise pursued.

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

Our business could be adversely affected by delays caused by our competitors protesting contract awards received by us, which could stop our work. Likewise, we may protest the contracts awarded to some of our competitors, a process that takes the time and energy of our management, and incurs outside costs.

Due in part to the competitive bidding process under which U.S. federal government contracts are awarded, we are at risk of incurring expenses and delays if one or more of our competitors protest or challenge contracts awarded to us. Contract protests are becoming more common in our industry and may result in a requirement to resubmit offers for the protested contract or in the termination, reduction, or modification of the awarded contract. It can take many months to resolve contract protests and, in the interim, the contracting U.S. federal agency or department may suspend our performance under the contract pending the outcome of the protest. Even if we prevail in defending the contract award, the resulting delay in the startup and funding of the work under these contracts may adversely affect our operating results.

Moreover, in order to protect our competitive position, we may protest the contract awards of our competitors. This process takes the time and energy of our executives and employees, is likely to divert management’s attention from other important matters and incurs additional outside expenses.

We may lose money on some contracts if we underestimate the resources we need to perform under them.

We provide services to clients primarily under three types of contracts: time-and-materials contracts; cost-based contracts; and fixed-price contracts. Each of these types of contracts, to differing degrees, involves the risk that we could underestimate our cost of fulfilling the contract, which may reduce the profit we earn or lead to a financial loss on the contract, either of which would adversely affect our operating results.

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

Our non-U.S. operations pose special and unusual risks to our profitability and operating results.

We have offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, and Rio de Janeiro, among others. We have opened other foreign offices, either directly or through acquisitions, some of which are in under-developed countries that do not have a well-established business infrastructure. We also perform work in some countries where we do not have a physical office. We expect to continue to expand our non-U.S. operations and offices. Some of the countries in which we work have a history of political instability or may expose our employees and subcontractors to physical danger. Expansion into new geographic regions requires considerable management and financial resources, the expenditure of which may negatively impact our results, and we may never see any return on our investment. Our operations are subject to risks associated with operating in, and selling to and in, countries other than the United States, including, but not limited to:

•	compliance with the laws, rules, regulations, policies, legal standards, and enforcement mechanisms of the United States and the other countries in which we operate, which are sometimes inconsistent;

•	currency fluctuations and devaluations and limitations on the conversion of foreign currencies into U.S. dollars;

•	restrictions on the ability to repatriate profits to the United States or otherwise move funds;

•	potential personal injury to personnel who may be exposed to military conflicts and other hostile situations in foreign countries;

•	expropriation and nationalization of our assets or those of our subcontractors, and other inabilities to protect our property rights; and/or

•	difficulties in managing and staffing such operations, dealing with differing local business cultures and practices, and collecting accounts receivable.

Any or all of these factors could, directly or indirectly, adversely affect our international and domestic operations and our overall revenue, profit, and operating results.

Our results of operations may suffer if we are not able to manage our increasing exposure to foreign exchange rate risks successfully.

As our work with non-U.S. clients grows, certain of our revenues and costs may increasingly be denominated in other currencies. Where such revenues and costs are denominated in other currencies, they are converted to U.S. dollars for the purpose of calculating any sales or costs to us. Our revenues and profits may decrease as a result of currency fluctuations. We currently have multiple forward contract agreements (“hedges”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair-value of the hedges in our results of operations. As we continue to implement our international growth strategy, we may increase the size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. We cannot be sure that our hedges will be successful in reducing the risks to us of our exposure to foreign currency fluctuations and, in fact, the hedges may adversely affect our operating results.

As we develop new services, new clients and new practices, enter new lines of business, and focus more of our business on providing implementation and improvement services rather than advisory services, our operating risks increase.

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

Such growth efforts place substantial additional demands on our management and staff, as well as on our information, financial, administrative and operational systems. We may not be able to manage these demands successfully. Growth may require increased recruiting efforts, opening new offices, increased business development, selling, marketing and other actions that are expensive and entail increased risk. We may need to invest more in our people and systems, controls, compliance efforts, policies and procedures than we anticipate. Therefore, even if we do grow, the demands on our people and systems, controls, compliance efforts, policies and procedures may be sufficiently great that the quality of our work, our operating margins and our operating results suffer, at least in the short-term, and perhaps in the long-term.

Efforts involving a different focus, new services, new clients, new practice areas, new lines of business, new offices and new geographic locations entail inherent risks associated with our inexperience and competition from mature participants in those areas. Our inexperience may result in costly decisions that could harm our profit and operating results. In particular, implementation services often relate to the development and implementation of critical infrastructure or operating systems that our clients may view as “mission critical,” and if we fail to satisfy the needs of our clients in providing these services, our clients could incur significant costs and losses for which they could seek compensation from us. Finally, as our business continues to evolve and we provide a wider range of services, we will become increasingly dependent upon our employees, particularly those operating in business environments less familiar to us. Failure to identify, hire, train and retain talented employees who share our values could have a negative effect on our reputation and our business.

The diversity of the services we provide and the clients we serve may create actual, potential, and perceived conflicts of interest and conflicts of business that limit our growth and could lead to potential liabilities for us.

Because we provide services to a wide array of both government and commercial clients, occasions arise where, due to actual, potential, or perceived conflicts of interest or business conflicts, we cannot perform work for which we are qualified. A number of our contracts contain limitations on the work we can perform for others, such as, for example, when we are assisting a government agency or department in developing regulations or enforcement strategies. Actual, potential, and perceived conflicts limit the work we can do and, consequently, can limit our growth, adversely affect our operating results, and reduce the value of our Company. In addition, if we fail to address actual or potential conflicts properly or even if we simply fail to recognize a perceived conflict, we may be in violation of our existing contracts, may otherwise incur liability, and may lose future business for not preventing the conflict from arising, and our reputation may suffer. Particularly as we strive to grow our commercial business, we anticipate that conflicts of interest and business conflicts will pose a greater risk.

Our failure to obtain and maintain necessary security clearances may limit our ability to perform classified work for U.S. federal clients, which could cause us to lose business.

Some U.S. federal contracts require us to maintain facility security clearances and require some of our employees to maintain individual security clearances. The U.S. federal government has the right to grant and terminate such clearances. If our employees lose or are unable to obtain needed security clearances in a timely manner, or we lose or are unable to obtain a needed facility clearance in a timely manner, U.S. federal clients can limit our work under, or terminate, some contracts. To the extent we cannot obtain the required facility clearances or security clearances for our employees or we fail to obtain them on a timely basis, our revenue, profit and operating results could be adversely affected. In addition, a security breach relating to any classified or sensitive but unclassified information entrusted to us could cause serious harm to our business, damage our reputation, and result in a loss of our facility or individual employee security clearances.

Our relations with other contractors are important to our business and, if disrupted, could cause us damage.

We derive a portion of our revenue from contracts under which we act as a subcontractor or from “teaming” arrangements in which we and other contractors jointly bid on particular contracts, projects, or programs. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract could tarnish our reputation, result in a reduction of the amount of our work under or termination of that contract or other contracts, and cause us not to obtain future work, even when we perform as required. Moreover, our revenue, profit and operating results could be materially and adversely affected if any prime contractor or teammate does not pay our invoices in a timely fashion, chooses to offer products or services of the type that we provide, teams with other companies to provide such products or services, or otherwise reduces its reliance upon us for such products or services.

We depend on our intellectual property and our failure to protect it could harm our competitive position.

Our success depends in part upon our internally developed technology and models, proprietary processes, and other intellectual property that we incorporate in our products and utilize to provide our services. If we fail to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. U.S. federal clients typically retain a perpetual, world-wide, royalty-free right to use the intellectual property we develop for them in a manner defined within the U.S. federal regulations, including providing it to other U.S. federal agencies or departments, as well as to our competitors in connection with their performance of U.S. federal contracts. When necessary, we seek authorization to use intellectual property developed for the U.S. federal government or to secure export authorization. U.S. federal clients may grant us the right to commercialize software developed with U.S. federal funding, but they are not required to do so. If we improperly use intellectual property that was even partially funded by the U.S. federal government, the U.S. federal government could seek damages and royalties from us, sanction us, and prevent us from working on future U.S. federal contracts. Actions could also be taken against us if we improperly use intellectual property belonging to others besides the U.S. federal government.

We may be harmed by intellectual property infringement claims.

We have been subject to claims and are likely to be subject to future claims that the intellectual property we use in delivering services and business solutions to our clients infringes upon the intellectual property rights of others. Our employees develop much of the intellectual property that we use to provide our services and business solutions to our clients, but we also engage third parties to assist us and we license technology from other vendors. If our vendors, our employees or third parties assert claims that we or our clients are infringing on their intellectual property, we could incur substantial costs to defend those claims, even if we prevail. In addition, if any of these infringement claims are ultimately successful, we could be required to:

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

Any interruption in our operations or any systems failures, including, but not limited to: (1) the inability of our staff to perform their work in a timely fashion, whether caused by limited access to, and/or closure of, our and/or our clients’ offices or otherwise, (2) the failure of network, software and/or hardware systems, and (3) other interruptions and failures, whether caused by us, a third-party service provider, unauthorized intruders and/or hackers, computer viruses, natural disasters, power shortages, terrorist attacks or otherwise, could cause loss of data and interruptions or delays in our business or that of our clients, or both. In addition, the failure or disruption of mail, communications and/or utilities could cause an interruption or suspension of our operations or otherwise harm our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, revenue, profits and operating results could be adversely affected.

Improper disclosure of confidential and personal data could result in liability and harm our reputation.

We store and process increasingly large amounts of confidential information concerning our employees, customers and vendors, as well as confidential information on behalf of our customers (such as information regarding applicants in programs on which we perform services through our contractual relationships with customers). Therefore, we must ensure that we are at all times compliant with the various privacy laws, rules, and regulations in all of the countries within which we are operating. These laws, rules, and regulations can vary significantly from country to country, with many being more onerous than those in the U.S. The risk of failing to comply with these laws, rules, and regulations increases as we continue to expand globally. Moreover, we must ensure that all of our vendors who have access to such information also have the appropriate privacy policies, procedures and protections in place.

Although we take appropriate measures to protect such information, the continued occurrence of high-profile data breaches of other companies provides evidence of an external environment increasingly hostile to information security. Cybersecurity attacks in particular are evolving, and we face the constant risk of cybersecurity threats, including computer viruses, attacks by computer hackers and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. In particular, as a U.S. federal contractor, we face a heightened risk of a security breach or disruption with respect to personally identifiable, sensitive but unclassified, classified, or otherwise protected data resulting from an attack by computer hackers, foreign governments and cyber terrorists. Improper disclosure of this information could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws, rules and regulations that protect personal or other confidential data, resulting in increased costs or loss of revenue.

This environment demands that we continuously improve our design and coordination of security controls throughout our Company. Despite these efforts, it is possible that our security controls over data, our training, and other practices we follow may not prevent the improper disclosure of personally identifiable or other confidential information.

RISKS RELATED TO ACQUISITIONS

Growing through acquisitions is a key element of our business strategy, and we are constantly reviewing acquisition opportunities. These activities may be costly and divert the attention of management from existing operations and initiatives.

One of our growth strategies is to make selective acquisitions. We believe that pursuing acquisitions actively is necessary for a public company of our size in our business. As a result, at any given time, we may be evaluating several acquisition opportunities. Our normal practice is not to disclose potential acquisitions until definitive agreements are executed and, in some cases, material conditions precedent are satisfied. When we are able to identify an appropriate acquisition candidate, we may not be able to negotiate the price and other terms of the acquisition successfully or finance the acquisition on terms satisfactory to us. Our out-of-pocket expenses in identifying, researching, and negotiating potential acquisitions has been and will likely continue to be significant, even if we do not ultimately acquire identified businesses. In addition, negotiations of potential acquisitions and the integration of acquired business operations divert management attention away from day-to-day operations and may reduce staff utilization and adversely affect our revenue and operating results.

When we undertake acquisitions, they may present integration challenges, fail to perform as expected, increase our liabilities, and/or reduce our earnings.

When we complete acquisitions, it may be difficult and costly to integrate the acquired businesses due to differences in the locations of personnel and facilities, differences in corporate cultures, disparate business models, or other reasons. If we are unable to integrate companies successfully that we acquire, our revenue and operating results could suffer. In addition, we may not be successful in achieving the anticipated cost efficiencies and synergies from these acquisitions. Also, our costs for managerial, operational, financial, and administrative systems may increase and be higher than anticipated. We may also experience attrition, including key employees of acquired and existing businesses, during and following integration of an acquired business. Any attrition or loss of business could adversely affect our future revenue and operating results and prevent us from achieving the anticipated benefits of the acquisition. Finally, acquisitions of businesses or other material operations may require additional debt or equity financing or both, resulting in additional leverage or dilution of ownership, or both.

Businesses we acquire may have liabilities or adverse operating issues, or both, that we fail to discover through due diligence or the extent of which we underestimate prior to consummation of the acquisition. These liabilities and/or issues may include failure to comply with, or other violations of, applicable laws, rules, or regulations or contractual or other obligations or liabilities. As the successor owner, we may be financially responsible for, and may suffer harm to our reputation or otherwise be adversely affected by, such liabilities and/or issues. An acquired business also may have problems with internal controls over financial reporting, which could in turn lead us to have significant deficiencies or material weaknesses in our own internal controls over financial reporting. These and any other costs, liabilities, issues, and/or disruptions associated with any of our past acquisitions or any future acquisitions could harm our operating results.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in business conditions could cause these assets to become impaired, requiring write-downs that would adversely affect our operating results.

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of December 31, 2012, goodwill and purchased intangibles accounted for approximately 58% and 3%, respectively, of our total assets. Under U.S. generally accepted accounting principles, we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. Although we have to date determined that such assets have not been impaired, future events or changes in circumstances that result in an impairment of goodwill or other intangible assets would have a negative impact on our profitability and operating results.

RISKS RELATED TO OUR CORPORATE AND CAPITAL STRUCTURE

Provisions of our charter documents and Delaware law may prevent or deter potential acquisition bids to acquire our Company and other actions that stockholders may consider favorable, and the market price of our common stock may be lower as a result.

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

We have incurred substantial amounts of debt in the past and expect to incur additional debt, which could reduce our profitability, limit our ability to pursue certain business opportunities, and reduce the value of our stock.

As a result of our acquisitions we have incurred substantial debt in the past, and we expect to incur additional debt in the future. Such debt could increase our risks, including those described in this Annual Report on Form 10-K, and lead to other risks. Our debt could have important consequences for our stockholders, such as:

•

our future ability to obtain additional financing for working capital, capital expenditures, product and service development, acquisitions, general corporate purposes, and other purposes may be impaired;

•	a substantial portion of our cash flow from operations could be dedicated to the payment of the principal and interest on our debt;

•	our vulnerability to economic downturns and rises in interest rates may be increased;

•	our flexibility in planning for and reacting to changes in our business and the marketplace may be limited;

•	we may be placed at a competitive disadvantage relative to other firms;

•	in order to comply with the terms of our financing agreements, we may take actions that are based on short-term rather than long-term results; and

•	we may be unable to comply with the terms of our financing agreements, which could result in a default under these agreements.

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

We lease our offices and do not own any real estate. As of December 31, 2012, we leased approximately 310,000 square feet of office space at our corporate headquarters at 9300/9302 Lee Highway, Fairfax, Virginia (in the metropolitan Washington, D.C. area) through December 2022 (the “Fairfax Offices”). The Fairfax Offices house a portion of our operations and almost all of our corporate functions, including most of our staff within executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts.

As of December 31, 2012, we had leases in place for approximately 1.1 million square feet of office space in more than 75 office locations throughout the United States and around the world, with various lease terms expiring over the next 10 years. As of December 31, 2012, approximately 4,000 square feet of the space we leased was subleased to other parties. We believe that our current office space, together with the office space to be assumed over the next two years under the current Fairfax Offices lease and other office space we expect to be able to lease, will meet our needs for the next several years. Lastly, a portion of our operations staff is housed at client-provided facilities, pursuant to the terms of a number of our client contracts.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on The NASDAQ Global Select Market under the symbol “ICFI.” The high and low sales prices of our common stock for each quarter for the two years 2012 and 2011 are as follows:

	Sales Price Per Share (in dollars)
	High	Low
2012 Fourth Quarter	$24.14	$17.28
2012 Third Quarter	$26.03	$19.94
2012 Second Quarter	$26.12	$21.76
2012 First Quarter	$29.22	$24.54
2011 Fourth Quarter	$27.55	$17.68
2011 Third Quarter	$25.97	$18.29
2011 Second Quarter	$26.01	$20.20
2011 First Quarter	$26.47	$19.58

Holders

As of February 22, 2013, there were 48 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

Dividends

We have neither declared nor paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business. Therefore, we do not anticipate paying cash dividends in the foreseeable future.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2007 through December 31, 2012, with the cumulative total return on (i) the NASDAQ Composite, (ii) the Russell 2000 stock index, (iii) our previous peer group, which we used for our Annual Report on Form 10-K for the year 2011, composed of other governmental and commercial service providers: Booz Allen Hamilton Holding; CACI International Inc.; CRA International, Inc.; Dynamics Research Corporation; FTI Consulting, Inc.; Huron Consulting Group Inc.; ManTech International Corporation; Maximus, Inc.; Navigant Consulting, Inc.; and NCI, Inc. (the “old peer group”) and (iv) a new peer group composed of other governmental and commercial service providers: Booz Allen Hamilton Holding; CACI International Inc.; CBIZ, Inc.; CRA International, Inc.; Dynamics Research Corporation; Exponent Inc.; FTI Consulting, Inc.; Huron Consulting Group Inc.; IHS Inc.; ManTech International Corporation; Maximus, Inc.; Navigant Consulting, Inc.; NCI, Inc.; Resources Connection Inc.; Sapient Corporation; and Tetra Tech, Inc. (the “new peer group”). We selected the new peer group because it better reflects the companies to which we believe we are the closest in comparability. The comparison below assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

	December 31, 2008	December 31, 2009	December 31, 2010	December 31, 2011	December 31, 2012
ICF International, Inc.	$97.27	$106.10	$101.82	$98.10	$92.79
NASDAQ Composite	59.03	82.25	97.32	98.63	110.78
Russell 2000 Index	66.21	84.20	106.82	102.36	119.09
Old Peer Group	87.03	82.94	77.57	80.59	88.05
New Peer Group	82.64	90.37	98.91	100.92	109.82

Recent Sales of Unregistered Securities

During the three months ended December 31, 2012, we issued the following securities that were not registered under the Securities Act of 1933, as amended (“Securities Act”). No underwriters were involved in the following issuances of securities.

(a) Issuances of Common Stock:

On October 1, 2012, we issued an aggregate 1,517 shares of unregistered common stock to two of our directors in lieu of cash for director fee compensation, with an aggregate value of $30,719.

Each of these issuances was made in reliance upon the exemption from the registration provisions of the Securities Act, set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering and the rules and regulations there under. The recipients of securities in each case acquired the securities for investment only and not with a view to the distribution thereof. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business, or other relationships, to information about us.

Purchases of Equity Securities by Issuer

During the three months ended December 31, 2012, we purchased 2,149 shares of common stock for an aggregate cost of $45,049 from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of restricted stock units (“RSUs”), in accordance with the Company’s applicable long-term incentive plan. The average fair value of the common stock purchased was $20.96 per share.

The following table summarizes stock repurchases in satisfaction of tax withholding obligations for the three months ended December 31, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share
Shares purchased in satisfaction of tax withholding obligations
October 1 – October 31	—	$—
November 1 – November 30	2,149	$20.96
December 1 – December 31	—	$—

Total	2,149	$20.96

During the three months ended December 31, 2012, we did not purchase any ICF common stock under our share repurchase program. The following table summarizes stock repurchases pursuant to share repurchase program for the year ended December 31, 2012:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs *
Shares purchased pursuant to share repurchase program
January 1 – March 31	—	—	—	$35,000,000
April 1 – June 30	259,673	$22.42	259,673	$29,172,049
July 1 – September 30	210,290	$22.01	210,290	$24,538,484
October 1 – December 31	—	$—	—	$24,538,484

Total	469,963	$22.24	469,963	$24,538,484

*	On November 2, 2011, we announced that our Board of Directors had approved a share repurchase program. Under this program, we are authorized to repurchase, in the aggregate, $35.0 million of our outstanding stock.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from our audited consolidated financial statements and other Company information for each of the five years presented. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements. The financial information below reflects the results or impact of our acquisitions and business combinations, since the date the entities were purchased, of Jones & Stokes in February 2008, Macro in March 2009, JASI in December 2009, Marbek in January 2011, AeroStrategy in September 2011, Ironworks in December 2011, GHK in February 2012, and Symbiotic in September 2012.

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(in thousands, except per share amounts)
Statement of Earnings Data:
Gross Revenue	$937,133	$840,775	$764,734	$674,399	$697,426
Direct costs	583,195	520,522	476,187	411,334	460,002
Operating costs and expenses:
Indirect and selling expenses	263,878	240,964	218,526	203,428	170,378
Depreciation and amortization	10,351	10,757	10,775	9,416	5,407
Amortization of intangible assets	14,089	9,550	12,326	11,137	8,683

Operating Income	65,620	58,982	46,920	39,084	52,956
Interest expense	(3,384)	(2,248)	(3,403)	(5,107)	(4,082)
Other income (expense)	(325)	26	165	1,005	599

Income before income taxes	61,911	56,760	43,682	34,982	49,473
Income tax expense	23,836	21,895	16,511	12,626	20,750

Net income	$38,075	$34,865	$27,171	$22,356	$28,723

Earnings per share:
Basic	$1.94	$1.77	$1.40	$1.45	$1.96
Diluted	$1.91	$1.75	$1.38	$1.40	$1.88
Weighted-average shares:
Basic	19,663	19,684	19,375	15,433	14,641
Diluted	19,957	19,928	19,626	15,914	15,270

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Unaudited)
	(in thousands)
Other Operating Data:
EBITDA(1)	$90,060	$79,289	$70,021	$59,637	$67,046

	2012	2011	2010	2009	2008
	(in thousands)
Consolidated balance sheet data:
Cash	$14,725	$4,097	$3,301	$2,353	$1,536
Net working capital	91,671	96,257	77,688	88,364	63,925
Total assets	709,721	694,615	572,819	582,227	401,017
Long-term debt	105,000	145,000	85,000	145,000	80,000
Total stockholders’ equity	428,750	393,028	352,733	317,560	202,917

(1)

EBITDA, a measure used by us to evaluate performance, is earnings before interest and other income and/or expense, tax, and depreciation and amortization. We believe EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in evaluating companies in our industry. EBITDA is not a recognized term under generally accepted accounting principles and does not purport to be an alternative to net income as a measure of operating performance, or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures used by other companies. EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments, capital expenditures, and debt service. Our credit agreement includes covenants based on EBITDA, subject to certain adjustments. A reconciliation of net income to EBITDA follows:

	Year ended December 31,
	2012	2011	2010	2009	2008
	(In thousands)
Net income	$38,075	$34,865	$27,171	$22,356	$28,723
Other (income) expense	325	(26)	(165)	(1,005)	(599)
Interest expense	3,384	2,248	3,403	5,107	4,082
Income tax expense	23,836	21,895	16,511	12,626	20,750
Depreciation and amortization	24,440	20,307	23,101	20,553	14,090

EBITDA	$90,060	$79,289	$70,021	$59,637	$67,046

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We provide services across these three markets that deliver value throughout the entire life cycle of a policy, program, project, or initiative, from concept analysis and design through implementation and evaluation and improvement.

Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject-matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. In the second quarter of 2012, we modified our key client classifications to reflect our current business and growth. Previously, four client classifications were provided, which included U.S. federal government, U.S. state and local government, U.S. commercial, and non-U.S. clients. These previous client types have been re-categorized into two broader client classifications, government and commercial. Within the government classification, we present three client sub-classifications: U.S. federal, U.S. state and local, and non-U.S. clients. Within the commercial classification, there are no sub-classifications; it includes both U.S. and non-U.S. based clients. With the implementation of our international growth strategy and our recent acquisitions, providing one consolidated commercial category is a more appropriate reflection of our business because our commercial business utilizes both U.S. and non-U.S. employees to support commercial clients, many of which have a global presence. We have made these changes in both the current and prior-year periods. Our federal government clients have included every cabinet-level department, including HHS, DoD, DOS, EPA, DHS, USDA, HUD, Department of Transportation (“DOT”), Department of Interior (“DOI”), DOJ, DOE, National Science Foundation (“NSF”), and Department of Education (“ED”). U.S. federal government clients generated approximately 60%, 66%, and 70% of our revenue in 2012, 2011, and 2010, respectively. State and local government clients generated approximately 10% of our revenue in each year from 2010 through 2012. Non-U.S. government clients generated approximately 3%, 1%, and 2% of our revenue in 2012, 2011, and 2010, respectively.

We also serve a variety of commercial clients, primarily in aviation, energy, health, and financial services industries, including airlines, airports, electric and gas utilities, oil companies, hospitals and health-related companies, banks and other financial services companies, and law firms. Our commercial clients, which include clients outside the United States, generated approximately 27%, 23%, and 18% of our revenue in 2012, 2011, and 2010, respectively. We have successfully worked with many of our clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. We enter into contracts that are time-and-materials, cost-based, fixed-price.

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

•

Completed Contract: Revenue and costs on certain fixed-price contracts are recognized at completion if the final act is so significant to the arrangement that value is deemed to be transferred only at completion.

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

Goodwill and the amortization of intangible assets

Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment.

We perform our annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, we have concluded that the Company is one reporting unit. We estimate the fair value of our one reporting unit using a market-based approach, which includes certain premiums that we believe should be included for an accurate assessment of fair value. Based upon management’s most recent review, our estimated fair value well exceeded our carrying amount, and we have therefore determined there was no indication of impairment as of September 30, 2012. Historically, we have recorded no goodwill impairment charges.

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

New accounting standards

We adopted no new accounting standards in 2012.

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

	Year ended December 31,
	2012	2011	2010
Energy, environment, and infrastructure	41%	43%	40%
Health, social programs, and consumer/financial	45%	42%	44%
Public safety and defense	14%	15%	16%

Total	100%	100%	100%

The increase in health, social programs and consumer/financial revenue as a percent of total revenue, for the year ended December 31, 2012, compared to the year ended December 31, 2011, is primarily attributable to the acquisitions of Ironworks and GHK.

Our primary clients are the agencies and departments of the U.S. federal and commercial clients. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated. Certain amounts in the prior year have been reclassified to conform to current year presentation.

	Year ended December 31,
	2012	2011	2010
U.S. federal government	60%	66%	70%
U.S. state and local government	10%	10%	10%
Non-U.S. government	3%	1%	2%

Government	73%	77%	82%
Commercial	27%	23%	18%

Total	100%	100%	100%

The decrease in U.S. federal government revenue and the increase in commercial and non-U.S. government revenue as a percent of total revenue, for the year ended December 31, 2012, compared to the year ended December 31, 2011, is primarily attributable to the acquisitions of Ironworks and GHK.

Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us strong client relationships. In 2012, 2011, and 2010, approximately 87%, 86%, and 85%, of our revenue, respectively, was from prime contracts.

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

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Year ended December 31,
	2012	2011	2010
Time-and-materials	49%	49%	49%
Fixed-price	30%	28%	28%
Cost-based	21%	23%	23%

Total	100%	100%	100%

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

OPERATING COSTS AND EXPENSES

Our operating expenses consist of indirect and selling expenses and depreciation and amortization.

Indirect and selling expenses

Indirect and selling expenses include our management, facilities, and infrastructure costs for all employees, as well as salaries and wages, plus associated fringe benefits, not directly related to client engagements. Among the functions covered by these expenses are marketing, business and corporate development, bids and proposals, facilities, information technology and systems, contracts administration, accounting, treasury, human resources, legal, corporate governance, and executive and senior management. We include all of our cash incentive compensation in this item, as well as the portion of stock-based compensation provided to employees, whose compensation and other benefit costs are included in indirect and selling expenses.

Stock Incentive Plans and non-cash compensation

On June 4, 2010, our stockholders ratified the ICF International, Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), which was adopted by us on March 8, 2010. The Omnibus Plan replaced the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), which we had used for equity and incentive awards since becoming a publicly traded company in 2006. The Omnibus Plan provides for the granting of options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units, cash-based awards, and other stock-based awards to officers, key employees, and non-employee directors. The Omnibus Plan allowed for us to grant an additional 1.8 million shares in addition to the remaining shares from the 2006 Plan, for a total of approximately 2.7 million shares. Shares awarded that are not stock options or stock appreciation rights are counted as 1.9 shares deducted from the Omnibus Plan for every one share delivered under those awards. Shares awarded that are stock options or stock appreciation rights are counted as a single share deducted from the Omnibus Plan for every one share delivered under those awards. As of December 31, 2012, the Company had approximately 1.0 million shares available to grant under the Omnibus Plan.

We recognized stock-based compensation expense of $8.8 million, $6.7 million, and $7.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

Depreciation and amortization

Depreciation and amortization includes depreciation of computers, furniture, leasehold improvements, and other equipment; the amortization of the costs of software we use internally; and amortization of other intangible assets arising from acquisitions.

INCOME TAX EXPENSE

Our effective tax rate of approximately 38.5% including state and foreign taxes net of federal benefit for the year ended December 31, 2012, was lower than the statutory tax rate for the year ended December 31, 2012, primarily due to one-time downward permanent adjustments, the generation of foreign tax credits, and certain state tax credits, partially offset by an increase for certain unrecognized tax benefits and permanent differences related to expenses not deductible for tax purpose.

ACQUISITIONS AND BUSINESS COMBINATIONS

A key element of our growth strategy is to pursue acquisitions and other business combinations. In 2012, we added Symbiotic and GHK, and in 2011, we added Ironworks, AeroStrategy, and Marbek. We did not close any acquisitions in 2010.

Symbiotic. In September 2012, we hired the staff and purchased certain assets from Symbiotic , a company based in Boulder, Colorado. The purchase was immaterial to our financial statements taken as a whole. The purchase included the Sustainability Information System (“SIMS’) platform, which brings us new opportunities to provide utility clients information and analyses for better managing costs, promoting energy efficiency, protecting the environment, and creating consumer value.

GHK. In February 2012, we completed the acquisition of GHK . With its headquarters in London, GHK is a multi-disciplinary consultancy serving governmental and commercial clients on environment, employment, health, education and training, transportation, social policy, business and economic development, and international development issues. The purchase was immaterial to our financial statements taken as a whole. The acquisition complemented and significantly strengthened our existing European operations and created additional capabilities in Asian markets.

Ironworks. Effective December 31, 2011, we acquired Ironworks , an interactive web development firm that provides customer engagement solutions across web, mobile, and social media platforms to companies in the health, energy, and financial services industries, as well as to U.S. federal government agencies and nonprofit organizations. The addition of Ironworks complements our existing services and provides us new selling opportunities in the federal, commercial energy, and nonprofit space, while offering additional opportunities in the financial and commercial health segments.

The aggregate purchase price of approximately $101.9 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by our Credit Facility. We engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $89.6 million. We allocated approximately $74.4 million to goodwill and $15.2 million to other intangible assets. The intangible assets consist of approximately $14.7 million of customer-related intangibles that are being amortized over seven years from the acquisition date, and $0.5 million of marketing-related intangibles that were amortized over one year from the acquisition date. The change in the aggregate purchase price and the changes in certain purchase price allocations from December 31, 2011, reflect changes to the working capital adjustment and final purchase price allocations. Ironworks was an asset purchase for tax purposes, and therefore, the goodwill and the amortization of intangibles are deductible for tax purposes over a fifteen-year period and will give rise to certain deferred tax assets and liabilities. The results of operations for Ironworks have been included in our financial statements as of December 31, 2011; however, because the acquisition occurred on the last day of the year in 2011, the operations of Ironworks had no impact on the statements of comprehensive income in 2011. See “Note F—Business Combinations” of our “Notes to Consolidated Financial Statements” appearing in this Annual Report on Form 10-K for a more detailed discussion of this acquisition.

AeroStrategy. Effective September 2011, we hired the staff and purchased select assets and liabilities of AeroStrategy , a limited company organized under the laws of England, an international aviation and aerospace management consulting firm. The purchase was immaterial to the financial statements taken as a whole. The purchase strengthened our aviation consulting business with additional services and an expanded client base.

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

FLUCTUATION OF QUARTERLY RESULTS AND CASH FLOW

Our results of operations and cash flow may vary significantly from quarter to quarter depending on a number of factors, including, but not limited to:

•	progress of contract performance;

•	extraordinary economic events and natural disasters;

•	number of billable days in a quarter;

•	timing of client orders;

•	timing of award fee notices;

•	changes in the scope of contracts;

•	variations in purchasing patterns under our contracts;

•	federal and state government and other clients’ spending levels;

•	timing of billings to, and payments by, clients;

•	timing of receipt of invoices from, and payments to, employees and vendors;

•	commencement, completion, and termination of contracts;

•	strategic decisions we make, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, and changes in business strategy;

•	timing of significant costs and investments (such as bid and proposal costs and the costs involved in planning or making acquisitions);

•	our contract mix and use of subcontractors;

•	additions to and departures of staff;

•	changes in staff utilization;

•	vacation and sick days taken by our employees;

•	level and cost of our debt;

•	changes in accounting principles and policies; and/or

•	general market and economic conditions.

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

Consolidated Statement of Earnings

Years Ended December 31, 2012, 2011, and 2010

(dollars in thousands)

	Year Ended December 31,						Year to Year Change
	2012	2011	2010	2012	2011	2010	2011 to 2012		2010 to 2011
	Dollars			Percentages			Dollars	Percent	Dollars	Percent

Gross Revenue	$937,133	$840,775	$764,734	100.0%	100.0%	100.0%	$96,358	11.5%	$76,041	9.9%
Direct Costs	583,195	520,522	476,187	62.2%	61.9%	62.3%	62,673	12.0%	44,335	9.3%
Operating Costs and Expenses
Indirect and selling expenses	263,878	240,964	218,526	28.2%	28.7%	28.6%	22,914	9.5%	22,438	10.3%
Depreciation and amortization	10,351	10,757	10,775	1.1%	1.3%	1.4%	(406)	(3.8)%	(18)	(0.2)%
Amortization of intangible assets	14,089	9,550	12,326	1.5%	1.1%	1.6%	4,539	47.5%	(2,776)	(22.5)%

Total Operating Costs and Expenses	288,318	261,271	241,627	30.8%	31.1%	31.6%	27,047	10.4%	19,644	8.1%

Operating Income	65,620	58,982	46,920	7.0%	7.0%	6.1%	6,638	11.3%	12,062	25.7%
Other (Expense) Income
Interest expense	(3,384)	(2,248)	(3,403)	(0.4)%	(0.2)%	(0.4)%	(1,136)	50.5%	1,155	33.9%
Other income (expense)	(325)	26	165	—	—	—	(351)	(1,350.0)%	(139)	(84.2)%

Income Before Income Taxes	61,911	56,760	43,682	6.6%	6.8%	5.7%	5,151	9.1%	13,078	29.9%
Provision for Income Taxes	23,836	21,895	16,511	2.5%	2.7%	2.2%	1,941	8.9%	5,384	32.6%

Net Income	$38,075	$34,865	$27,171	4.1%	4.1%	3.6%	$3,210	9.2%	$7,694	28.3%

Year ended December 31, 2012, compared to year ended December 31, 2011

Gross Revenue. Revenue for the year ended December 31, 2012, was $937.1 million, compared to $840.8 million for the year ended December 31, 2011, representing an increase of $96.4 million, or 11.5%. The acquisitions of Ironworks and GHK increased revenue by $89.6 million compared to the prior year, accounting for approximately 92.9% of the revenue growth.

Revenue compared to the prior year period increased approximately 29.4% from our commercial clients and approximately 6.1% from our government clients. We achieved revenue growth in each of our markets compared to the prior year; health, social programs, and consumer/financial increased approximately 20%; energy, environment, and infrastructure increased approximately 6%; and public safety and defense increased approximately 2%. We anticipate the growth rate of our revenue from commercial clients will continue to exceed the revenue growth rate from our government clients.

Direct costs. Direct costs for the year ended December 31, 2012, were $583.2 million, compared to $520.5 million for the year ended December 31, 2011, an increase of $62.7 million, or 12.0%. The increase in direct costs is primarily attributable to an increase in direct labor expense and subcontractor expense, resulting from the acquisitions of Ironworks and GHK. Direct costs as a percent of revenue increased slightly to 62.2% for the year ended December 31, 2012, compared to 61.9% for the year ended December 31, 2011.

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2012, were $263.9 million, compared to $241.0 million for the year ended December 31, 2011, an increase of $22.9 million, or 9.5%. The increase in indirect and selling expenses is primarily attributable to an increase in indirect labor resulting from the acquisitions of Ironworks and GHK. Indirect costs as a percent of revenue decreased to 28.2% for the year ended December 31, 2012, compared to 28.7% for the year ended December 31, 2011, partially reflecting a change in classification of certain compensation related, non-billable indirect costs to billable direct costs.

Depreciation and amortization. Depreciation and amortization was $10.4 million for the year ended December 31, 2012, compared to $10.8 million for the year ended December 31, 2011. The decrease in depreciation and amortization of $0.4 million was due to a change in the estimated useful lives of certain technology-related assets, partially offset by an increase in expense for newly acquired assets related to the opening of offices, an additional technology-related license agreement, and the acquisitions of Ironworks and GHK.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2012, was $14.1 million, compared to $9.6 million for the year ended December 31, 2011. The 47.5% increase resulted primarily from the acquisitions of Ironworks and GHK.

Operating Income. For the year ended December 31, 2012, operating income was $65.6 million, compared to $59.0 million for the year ended December 31, 2011, an increase of $6.6 million, or 11.3%. Operating income as a percent of revenue was 7.0% for each of the years ended December 31, 2012 and December 31, 2011.

Interest expense. For the year ended December 31, 2012, interest expense was $3.4 million, compared to $2.2 million for the year ended December 31, 2011. The 50.5% increase was due primarily to an increase in the average debt balance related to the acquisitions of Ironworks and GHK.

Other expense. For the year ended December 31, 2012, other expense was $0.3 million, an increase of $0.4 million compared to the year ended December 31, 2011.

Provision for income taxes. Our income tax rate for the year ended December 31, 2012 was 38.5% compared to 38.6% for the year ended December 31, 2011.

Year ended December 31, 2011, compared to year ended December 31, 2010

Gross Revenue. Revenue for the year ended December 31, 2011, was $840.8 million, compared to $764.7 million for the year ended December 31, 2010, representing an increase of $76.0 million, or 9.9%. The increase was primarily due to growth in commercial client revenue of 46.6% and growth in government client revenue of 2.2% compared to the prior year.

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

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2011, were $241.0 million, or 28.7% of revenue, compared to $218.5 million, or 28.6% of revenue for the year ended December 31, 2010. The increase in indirect and selling expenses of $22.5 million is primarily attributable to an increase in indirect labor and general and administrative expense.

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

Operating Income. For the year ended December 31, 2011, operating income was $59.0 million, compared to $46.9 million for the year ended December 31, 2010, an increase of $12.1 million, or 25.7%. Operating income as a percent of revenue increased to 7.0% for the year ended December 31, 2011, from 6.1% for the year ended December 31, 2010. Operating income and operating income as a percent of revenue increased primarily due to an increase in gross revenue of 9.9%, partially offset by an increase in direct costs of 9.3% and an increase in operating costs and expenses of 8.1% for the year ended December 31, 2011, compared to the year ended December 31, 2010.

Interest expense. For the year ended December 31, 2011, interest expense was $2.2 million, compared to $3.4 million for the year ended December 31, 2010. The 33.9% decrease was due primarily to a lower average debt balance in 2011, as compared to the year ended December 31, 2010.

Other income. For the year ended December 31, 2011, other income decreased $0.1 million, from $0.2 million for the year ended December 31, 2010.

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

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility. We entered into a Third Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on March 14, 2012, with a syndication of eleven commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The new Credit Facility amends and restates our previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, subject to limitations based upon certain financial, performance-based calculations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. We incurred approximately $2.0 million in additional debt issuance costs related to the amended Credit Facility which will be amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined by the Credit Facility, require that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.00 to 1.25 and a leverage ratio of not more than 1.00 to 3.75. As of December 31, 2012, we were in compliance with our covenants under the Credit Facility.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.5% to 3.5% during 2012.

Financial Condition. There were several changes in our balance sheet during the year ended December 31, 2012. Cash increased to $14.7 million on December 31, 2012, from $4.1 million on December 31, 2011, primarily due to a decrease in days-sales-outstanding from 75 days on December 31, 2011 to 71 days on December 31, 2012, and cash acquired through the acquisition of GHK. Total property and equipment, net, increased $7.8 million, and other long-term liabilities increased $3.7 million, compared to December 31, 2011, primarily due to a long-term technology related license agreement. Goodwill increased to $410.6 million on December 31, 2012, from $401.1 million on December 31, 2011, due to the acquisitions of GHK and Symbiotic, and purchase price allocation changes for the acquisition of Ironworks. Other intangible assets, net, decreased to $21.0 million on December 31, 2012, from $33.7 million on December 31, 2011, due to amortization, partially offset by the acquisitions of GHK and Symbiotic. Accounts payable increased $6.0 million primarily due to the acquisition of GHK and an increase in days-sales-outstanding from 49 days to 50 days as of December 31, 2012.

With the continued expansion and implementation of our international growth strategy, and coinciding with our acquisition of GHK, we have begun to explore various options of mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have multiple hedges in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair-value of the hedges in our results of operations. As we continue to implement our international growth strategy, we may increase the size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. The current impact of the hedges to the consolidated financial statements is immaterial.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of December 31, 2012, we had $105.0 million borrowed under our revolving line of credit, outstanding letters of credit of $2.9 million, resulting in unused borrowing capacity of $292.1 million on our Credit Facility, which is available for our working capital needs and for other purposes. As of December 31, 2012, available borrowing capacity excluding the accordion feature under our Credit Facility, taking into account certain financial, performance-based limitations, was $263.9 million.

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

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. Cash was $14.7 million and $4.1 million on December 31, 2012, and December 31, 2011, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the following years.

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$87,241	$59,521	$68,178
Net cash used in investing activities	(23,535)	(118,243)	(7,677)
Net cash provided by (used in) financing activities	(52,642)	59,799	(59,366)
Effect of exchange rate on cash	(436)	(281)	(187)

Increase in cash	$10,628	$796	$948

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash in each of the years 2012, 2011, and 2010 of $87.2 million, $59.5 million, and $68.2 million, respectively. Cash flows from operating activities for 2012 were positively impacted by net income, deferred income taxes, depreciation and amortization, and contract receivables, partially offset by accrued salaries and benefits and income tax receivable and payable. Cash flows from operating activities for 2011 were positively impacted by net income, depreciation and amortization, and accounts payable, partially offset by contract receivables and deferred income taxes. Cash flows from operating activities for 2010 were positively impacted by net income, depreciation and amortization, and accrued salaries and benefits, partially offset by deferred income taxes and contract receivables.

Our cash flow used in investing activities consists primarily of capital expenditures and acquisitions. During the year ended 2012, we paid approximately $10.0 million for business acquisitions, net of cash acquired, and purchased capital assets totaling $13.6 million. During the year ended 2011, we paid approximately $108.0 million for business acquisitions, net of cash acquired, and purchased capital assets totaling $10.2 million. During the year ended 2010, we purchased capital assets totaling $7.3 million.

Our cash flow from financing activities consists primarily of debt and equity transactions. For the year ended 2012, cash flow used in financing activities was primarily due to a net pay down on our Credit Facility of $40.0 million, and share repurchases under our share repurchase plan of $10.5 million. For the year ended 2011, cash flow provided by financing activities was primarily due to a $60.0 million net increase on our Credit Facility. For the year ended 2010, cash flow used in financing activities was primarily due to a net pay down on our Credit Facility of $60.0 million.

OFF-BALANCE SHEET ARRANGEMENTS

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2012 that require us to make future cash payments. For contractual obligations, we include payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Rent of facilities	$260,858	$31,546	$53,821	$51,334	$124,157
Operating lease obligations	1,896	867	975	54	—
Long-term debt obligation	105,000	—	—	105,000	—

Total	$367,754	$32,413	$54,796	$156,388	$124,157

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under our Credit Facility, and, to a lesser extent, foreign exchange rate risk.

Interest rate fluctuations are monitored by our management as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects on our results of operations. As part of this strategy, we may use interest rate swap arrangements to manage or hedge our interest rate risk. We do not use derivative financial instruments for speculative or trading purposes.

Our exposure to market risk includes changes in interest rates for borrowings under our Credit Facility. These borrowings accrue interest at variable rates. Based upon our borrowings under this facility in 2012, a 1% increase in interest rates would have increased interest expense by approximately $1.3 million and would have decreased our annual pre-tax cash flow by a comparable amount.

Because of the size and nature of our international operations, we are not currently exposed to substantial risks relating to exchange rate or associated hedge value fluctuations. However, as our mix of business changes in the future, this exposure could become material.

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

Management’s Annual Report on Internal Control Over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an assessment of the effectiveness of our internal control over financial reporting as of the end of the period covered by this report, based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment under the framework in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of the end of the period covered by this report. Grant Thornton LLP, our independent registered public accounting firm, has audited the financial statements included in this report and issued an opinion on our internal control over financial reporting. This opinion appears in the Report of Independent Registered Public Accounting Firm on page F-2 of this Annual Report on Form 10-K.

Change in Internal Controls. During the fourth quarter of fiscal year 2012, there were no changes in our internal control over financial reporting that have materially affected these controls, or are reasonably likely to materially affect these controls subsequent to the evaluation of these controls.

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

The information required by this item will be included in our Proxy Statement for the 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2013 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2013 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) Financial Statement Schedules

None.

(3) Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Exhibit

2.1	Membership Interest Purchase Agreement by and among ICF Consulting Group, Inc., Scott K. Walker, William F. Loving, Thomas K. Luck, as trustee of the John D. Whitlock 2010 Irrevocable Trust, and Hot Technology Holdings, L.L.C., dated as of December 12, 2011 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K filed March 2, 2012).

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-137975), effective as of October 12, 2006).

3.2	Amended and Restated Bylaws of ICF International, Inc. (Incorporated by reference to exhibit 3.1 to the Company’s Form 8-K, filed on September 23, 2008).

4.1	Specimen common stock certificate (Incorporated by reference to exhibit 4.1 to the Company’s Form S-1).

4.2	See exhibits 3.1 and 3.2 for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Registrant defining the rights of holders of common stock of the Company.

10.1	2006 Employee Stock Purchase Plan (Incorporated by reference to exhibit 10.3 to the Company’s Form S-1).

10.2	ICF International, Inc. Nonqualified Deferred Compensation Plan, as amended and restated.

10.3	ICF International, Inc. 2010 Omnibus Incentive Plan (Incorporated by reference to Exhibit A to the Definitive Proxy Statement on Schedule 14A relating to the Company’s Annual Meeting of Stockholders held on June 4, 2010 and filed April 23, 2010).

10.4	Form of Restricted Stock Unit Award Under the 2010 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.4 to the Company’s Form 10-K filed March 4, 2011).

10.5	Form of Stock Option Award under the 2010 Omnibus Incentive Plan (Incorporated by reference to exhibit 10.5 to the Company’s Form 10-K filed March 4, 2011).

10.6	Restated Employment Agreement dated December 29, 2008 between the Company and Sudhakar Kesavan (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed December 30, 2008).

10.7	Restated Severance Protection Agreement dated December 29, 2008 between the Company and Sudhakar Kesavan (Incorporated by reference to exhibit 10.2 to the Company’s Form 8-K, filed December 30, 2008).

10.8	Restated Severance Protection Agreement dated December 12, 2008 between the Company and John Wasson (Incorporated by reference to exhibit 10.2 to the Company’s Form 8-K, filed December 18, 2008).

10.9	Amended Severance Letter Agreement dated December 12, 2008 between the Company and John Wasson (Incorporated by reference to exhibit 10.4 to the Company’s Form 8-K filed December 18, 2008).

10.10	Employment Terms By and Between the Company and James C. Morgan, dated June 8, 2012 (Incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q, filed August 6, 2012).

10.11	Severance Benefit/Protection Agreement By and Between the Company and James C. Morgan, dated June 8, 2012 (Incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q, filed August 6, 2012).

10.12	Severance Protection Agreement By and Between the Company and Ronald P. Vargo, dated March 1, 2010 (Incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q, filed May 6, 2010).

10.13	Severance Letter Agreement By and Between the Company and Sandra Murray, dated August 23, 2011 (Incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q, filed November 3, 2011).

10.14	Severance Letter Agreement Between the Company and Isabel S. Reiff, dated February 21, 2012 (Incorporated by reference to exhibit 10.1 to the Company’s Form 10-Q, filed May 4, 2012).

10.15	Severance Letter Agreement Between the Company and Ellen Glover, dated February 21, 2012 (Incorporated by reference to exhibit 10.2 to the Company’s Form 10-Q, filed May 4, 2012).

10.16	Third Amended and Restated Business Loan and Security Agreement dated as of March 14, 2012 by and among ICF International, Inc., ICF Consulting Group, Inc., and various other subsidiaries of ICF International, Inc. as Borrowers, Citizens Bank of Pennsylvania, as a Lender, Swing Line Lender and Administrative Agent, PNC Bank, National Association, as a Lender and Syndication Agent, Branch Banking and Trust Company, Capital One, N.A., Fifth Third Bank, First Commonwealth Bank, HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A., Sovereign Bank, N.A., SunTrust Bank and TD Bank, N.A. as Lenders, and PNC Capital Markets, LLC, and RBS Citizens, N.A. as joint lead arrangers and joint book running managers (Incorporated by reference to exhibit 10.1 to the Company’s Form 8-K, filed March 19, 2012).

10.17	Deed of Lease by and between Hunters Branch Leasing, LLC and ICF Consulting Group, Inc., effective April 1, 2010 (Incorporated by reference to exhibit 10.6 to the Company’s Form 10-K, filed March 11, 2010).

21.0	Subsidiaries of the Registrant

23.1	Consent of Grant Thornton LLP.

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the ICF International, Inc. Annual Report on Form 10-K for the year ended December 31, 2012 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements. *

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 1, 2013	ICF INTERNATIONAL, INC.

	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUDHAKAR KESAVAN Sudhakar Kesavan	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2013

/s/ JAMES MORGAN James Morgan	Chief Financial Officer (Principal Financial Officer)	March 1, 2013

/s/ PHILLIP ECK Phillip Eck	Controller (Principal Accounting Officer)	March 1, 2013

/s/ EILEEN O’SHEA AUEN Eileen O’Shea Auen	Director	March 1, 2013

/s/ EDWARD H. BERSOFF Dr. Edward H. Bersoff	Director	March 1, 2013

/s/ SRIKANT M. DATAR Dr. Srikant M. Datar	Director	March 1, 2013

/s/ CHERYL GRISÉ Cheryl Grisé	Director	March 1, 2013

/s/ S. LAWRENCE KOCOT S. Lawrence Kocot	Director	March 1, 2013

/s/ ERNEST J. MONIZ Ernest J. Moniz	Director	March 1, 2013

/s/ PETER SCHULTE Peter Schulte	Director	March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

We have audited the accompanying consolidated balance sheets of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICF International, Inc., and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2013 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

McLean, VA

March 1, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

We have audited the internal control over financial reporting of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

McLean, VA

March 1, 2013

ICF International, Inc., and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

December 31,	2012	2011
Assets

Current Assets
Cash	$14,725	$4,097
Contract receivables, net	204,938	209,426
Prepaid expenses and other	7,608	7,948
Income tax receivable	11,231	1,155
Deferred income taxes	—	7,963

Total current assets	238,502	230,589

Total property and equipment, net	28,860	21,067

Other assets:
Goodwill	410,583	401,134
Other intangible assets, net	21,016	33,740
Restricted cash	2,015	1,208
Other assets	8,745	6,877

Total Assets	$709,721	$694,615

Liabilities and Stockholders’ Equity

Current Liabilities
Accounts payable	$44,665	$38,685
Accrued salaries and benefits	42,264	46,215
Accrued expenses	31,779	29,252
Deferred revenue	22,333	20,180
Deferred income taxes	5,790	—

Total Current Liabilities	146,831	134,332

Long-term Liabilities:
Long-term debt	105,000	145,000
Deferred rent	10,599	7,223
Deferred income taxes	9,081	9,247
Other	9,460	5,785

Total Liabilities	280,971	301,587

Commitments and Contingencies	—	—

Stockholders’ Equity
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 20,171,613 and 19,887,459 shares issued; and 19,559,409 and 19,792,499 shares outstanding as of December 31, 2012, and December 31, 2011, respectively	20	20
Additional paid-in capital	237,262	227,577
Retained earnings	206,577	168,502
Treasury stock	(13,868)	(2,266)
Accumulated other comprehensive loss	(1,241)	(805)

Total Stockholders’ Equity	428,750	393,028

Total Liabilities and Stockholders’ Equity	$709,721	$694,615

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

Year ended December 31,	2012	2011	2010

Gross Revenue	$937,133	$840,775	$764,734

Direct Costs	583,195	520,522	476,187

Operating costs and expenses
Indirect and selling expenses	263,878	240,964	218,526
Depreciation and amortization	10,351	10,757	10,775
Amortization of intangible assets	14,089	9,550	12,326

Total operating costs and expenses	288,318	261,271	241,627

Operating Income	65,620	58,982	46,920

Interest expense	(3,384)	(2,248)	(3,403)
Other income (expense)	(325)	26	165

Income Before Income Taxes	61,911	56,760	43,682

Provision for Income Taxes	23,836	21,895	16,511

Net Income	$38,075	$34,865	$27,171

Earnings per Share:
Basic	$1.94	$1.77	$1.40
Diluted	$1.91	$1.75	$1.38

Weighted-average Common Shares Outstanding:
Basic	19,663	19,684	19,375
Diluted	19,957	19,928	19,626

Other comprehensive income:
Foreign currency translation adjustments	(436)	(281)	(187)

Comprehensive income	$37,639	$34,584	$26,984

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

Years ended December 31, 2012, 2011 and 2010	Common Stock		Additional Paid-in	Retained Earnings	Treasury Stock		Accumulated Other Comprehensive	Total
	Shares	Amount	Capital		Shares	Amount	Loss
January 1, 2010	19,279	$19	$211,412	$106,466	—	$—	$(337)	$317,560

Net income	—	—	—	27,171	—	—	—	27,171

Other comprehensive loss	—	—	—	—	—	—	(187)	(187)
Equity compensation	—	—	7,533	—	—	—	—	7,533
Exercise of stock options	110	—	966	—	—	—	—	966
Issuance of shares pursuant to vesting of restricted stock units	207	1	—	—	—	—	—	1
Net payments for stock issuances and buybacks	(28)	—	66	—	51	(1,291)	—	(1,225)
Tax impact of stock option exercises and award vesting	—	—	914	—	—	—	—	914

December 31, 2010	19,568	$20	$220,891	$133,637	51	$(1,291)	$(524)	$352,733

Net income	—	—	—	34,865	—	—	—	34,865

Other comprehensive loss	—	—	—	—	—	—	(281)	(281)
Equity compensation	—	—	6,658	—	—	—	—	6,658
Exercise of stock options	39	—	478	—	—	—	—	478
Issuance of shares pursuant to vesting of restricted stock units	176	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	9	—	77	—	44	(975)	—	(898)
Tax impact of stock option exercises and award vesting	—	—	(527)	—	—	—	—	(527)

December 31, 2011	19,792	$20	$227,577	$168,502	95	$(2,266)	$(805)	$393,028

Net income	—	—	—	38,075	—	—	—	38,075

Other comprehensive loss	—	—	—	—	—	—	(436)	(436)
Equity compensation	—	—	8,770	—	—	—	—	8,770
Exercise of stock options	11	—	78	—	—	—	—	78
Issuance of shares pursuant to vesting of restricted stock units	231	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(475)	—	33	—	517	(11,602)	—	(11,569)
Tax impact of stock option exercises and award vesting	—	—	804	—	—	—	—	804

December 31, 2012	19,559	$20	$237,262	$206,577	612	$(13,868)	$(1,241)	$428,750

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Year ended December 31,	2012	2011	2010
Cash Flows from Operating Activities
Net income	$38,075	$34,865	$27,171
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	336	(64)	543
Deferred income taxes	13,637	(4,623)	(5,224)
(Gain) loss on disposal of fixed assets	122	(13)	110
Non-cash equity compensation	8,770	6,658	7,533
Depreciation and amortization	24,440	20,307	23,101
Deferred rent	3,594	2,235	1,153
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables	12,457	(18,147)	(3,386)
Prepaid expenses and other assets	(162)	(1,043)	(778)
Accounts payable	2,604	7,996	2,396
Accrued salaries and benefits	(4,154)	4,703	8,677
Accrued expenses	1,619	2,822	5,832
Deferred revenue	(2,638)	(692)	664
Income tax receivable and payable	(10,451)	466	2,547
Restricted cash	(807)	1,971	(1,056)
Other liabilities	(201)	2,080	(1,105)

Net Cash Provided by Operating Activities	87,241	59,521	68,178

Cash Flows from Investing Activities
Capital expenditures	(13,561)	(10,206)	(7,283)
Capitalized software development costs	—	(28)	(394)
Payments for business acquisitions, net of cash received	(9,974)	(108,009)	—

Net Cash Used in Investing Activities	(23,535)	(118,243)	(7,677)

Cash Flows from Financing Activities
Advances from working capital facilities	172,270	213,138	43,317
Payments on working capital facilities	(212,270)	(153,138)	(103,317)
Debt issue costs	(1,955)	(8)	(21)
Proceeds from exercise of options	78	478	966
Tax benefits of stock option exercises and award vesting	804	227	914
Issuances of stock	33	77	66
Share repurchases and shares reacquired in net share issuance	(11,602)	(975)	(1,291)

Net Cash Provided by (Used in) Financing Activities	(52,642)	59,799	(59,366)

Effect of Exchange Rate on Cash	(436)	(281)	(187)

Increase in Cash	10,628	796	948

Cash, beginning of period	4,097	3,301	2,353

Cash, end of period	$14,725	$4,097	$3,301

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$3,243	$2,334	$3,873

Income taxes	$20,377	$26,411	$18,977

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in tables in thousands, except per share data)

NOTE A—BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (“ICFI”), and its subsidiary, ICF Consulting Group, Inc. (“Consulting”), (collectively, “the Company”). Consulting is a wholly owned subsidiary of ICFI. ICFI is a holding company with no operations or assets other than its investment in the common stock of Consulting. All subsidiaries are wholly owned by Consulting. All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company provides management, technology, and policy professional services in the areas of energy, environment, and infrastructure; health, social programs, and consumer/financial; and public safety and defense. Beginning in 2012, the Company changed the names of its markets; see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview” for a more detailed discussion. The Company’s major clients are U.S. government departments and agencies, especially HHS, DoD, DOS, EPA, DHS, USDA, HUD, DOT, DOI, DOJ, DOE, and ED; U.S. state and local government departments and agencies; non-governmental organizations, non-U.S. governments, and multilateral institutions; and commercial clients worldwide, such as airlines, airports, electric and gas utilities, financial institutions, health payer and provider organizations, law firms, multinational corporations, non-profit organizations, oil companies, and retail firms. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 60 offices in the U.S. and over 15 offices in key markets outside the U.S., including offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, and Rio de Janeiro.

Reclassifications

Certain amounts in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. The Company enters into contracts that are time-and-materials, cost-based, and fixed-price.

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

•

Cost-Based Contracts. Revenue under cost-based contracts is recognized as costs are incurred. Applicable estimated profit, if any, is included in earnings in the proportion that incurred costs bear to total estimated costs. Incentives, award fees, or penalties related to performance are also considered in estimating revenue and profit rates based on actual and anticipated awards, based on factors such as the Company’s prior award experience and communications with the customer regarding performance.

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

•

Completed Contract: Revenue and costs on certain fixed-price contracts are recognized at completion if the final act is so significant to the arrangement that value is deemed to be transferred only at completion.

Revenue recognition requires the Company to use judgment relative to assessing risks, estimating contract revenue and costs or other variables, and making assumptions for scheduling and technical issues. Due to the size and nature of many of its contracts, the estimation of revenue and estimates at completion can be complicated and are subject to many variables. Contract costs include labor, subcontracting costs, and other direct costs, as well as an allocation of allowable indirect costs. The Company must also make assumptions regarding the length of time to complete the contract because costs include expected increases in wages, prices for subcontractors, and other direct costs. From time to time, facts develop that require it to revise its estimated total costs or hours and thus the associated revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. Provision for the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. As a result, operating results could be affected by revisions to prior accounting estimates.

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

The Company may proceed with work based upon written client direction prior to the completion and signing of formal contract documents. It has a formal review process for approving any such work. Revenue associated with such work is recognized only when it can reliably be estimated and realization is probable. The Company bases its estimates on a variety of factors, including previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract.

Approximately 60%, 66%, and 70% of the Company’s revenue for the years 2012, 2011, and 2010, respectively, were derived under prime contracts and subcontracts with agencies and departments of the U.S. federal government.

The approximate percentage of revenue by contract type was as follows:

	Year ended December 31,
	2012	2011	2010
Time-and-materials	49%	49%	49%
Fixed-price	30%	28%	28%
Cost-based	21%	23%	23%

Total	100%	100%	100%

For the years ending December 31, 2012, 2011, and 2010, revenue from various branches of the HHS accounted for approximately 19% or $180.1 million, 22% or $184.5 million, and 21% or $157.7 million, respectively, of the Company’s revenue. The accounts receivable due from HHS contracts as of December 31, 2012 and 2011 was approximately $21.3 million and $29.2 million, respectively.

Payments to the Company on cost-based contracts with the U.S. government are provisional payments subject to adjustment upon audit by the government. Such audits have been finalized through December 31, 2006, and any adjustments have been immaterial. Contract revenue for subsequent periods has been recorded in amounts that are expected to be realized upon final audit and settlement of costs in those years.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of costs over fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives must be amortized over such lives and reviewed for impairment.

The Company performs its annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, the Company concluded that it is one reporting unit. The Company estimates the fair value of its one reporting unit using a market based approach, which includes certain premiums that the Company believes should be included for an accurate assessment of fair value. Based upon management’s most recent review, the Company determined that there was no indication of impairment as of September 30, 2012. Historically, the Company has recorded no goodwill impairment charges.

Capitalized Software

The Company capitalizes eligible, internally developed costs for enhancements and upgrades to software. Amortization expense is recorded on a straight-line basis over the expected economic life, typically five years.

Equity Compensation

Incentive stock awards are measured at fair value. The Company has elected to use the Black-Scholes-Merton option pricing model to value any options granted and to recognize compensation expense relating to share-based payments on a straight-line basis over the requisite service period. The Company will reconsider its use of the Black-Scholes-Merton model if additional information becomes available in the future that indicates another model would be more appropriate or if grants issued in future periods have characteristics that prevent their value from being reasonably estimated using this model.

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

Foreign Currency Translation

As of December 31, 2012 and 2011, the Company held approximately $7.3 million and $2.2 million, respectively, of cash in foreign financial institutions.

The financial positions and results of operations of the Company’s foreign subsidiaries are based on the local currency as the functional currency and are translated to U.S. dollars for financial reporting purposes. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at year-end. Income statement accounts are translated at the average rate of exchange prevailing during the year. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions included in operations are not material for any of the periods presented.

Deferred Rent

The Company recognizes rent expense on a straight-line basis over the term of each lease. Lease incentives or abatements received at or near the inception of leases are accrued and amortized ratably over the life of the lease.

Fair Value of Financial Instruments

The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities approximate their estimated fair values at December 31, 2012, due to their short maturities. The Company recognizes activity related to its forward contract agreements at fair value. The impact of the hedges to the consolidated financial statements was immaterial. The Company believes the carrying value of its lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at December 31, 2012.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company evaluates its ability to benefit from all deferred tax assets and establishes valuation allowances for amounts it believes are not more likely than not to be realizable. For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit recognized in the financial statements.

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

The Company has historically been, and continues to be, heavily dependent upon contracts with the U.S. government and is subject to audit by agencies of the government. Such audits determine, among other things, whether an adjustment of invoices rendered to the government is appropriate under the underlying terms of the contracts. Management does not expect any significant adjustments as a result of government audits that will adversely affect the Company’s financial position.

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

Accounting Pronouncements Recently Adopted

The Company adopted no new accounting standards in 2012.

NOTE C—CONTRACT RECEIVABLES

Contract receivables consisted of the following at December 31:

	2012	2011
Billed	$133,014	$147,248
Unbilled	66,814	59,637
Retainages	3,654	2,477
Other	2,904	1,810
Allowance for doubtful accounts	(1,448)	(1,746)

Contract receivables, net	$204,938	$209,426

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

The Company considers a number of factors in its estimate of allowance for doubtful accounts, including the customer’s financial condition, historical collection experience, and other factors that may bear on collectability of the receivables. The Company writes off contract receivables when such amounts are determined to be uncollectible. Losses have historically been within management’s expectations.

D—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2012	2011
Leasehold improvements	$6,379	$8,324
Software	24,948	21,602
Furniture and equipment	15,174	10,765
Computers	23,466	21,244

	69,967	61,935
Accumulated depreciation and amortization	(41,107)	(40,868)

	$28,860	$21,067

Depreciation expense for property and equipment for the years ended December 31, 2012, 2011, and 2010, was approximately $9.8 million, $10.3 million, and $10.3 million, respectively.

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2012	2011
Balance as of January 1	$401,134	$323,467
Goodwill resulting from the Marbek business combination	—	2,381
Goodwill resulting from the AeroStrategy business combination	—	1,026
Goodwill resulting from the Ironworks business combination	119	74,260
Goodwill resulting from the GHK business combination	7,857	—
Goodwill resulting from the Symbiotic Engineering business combination	1,473	—

Balance as of December 31	$410,583	$401,134

Other Intangible Assets

Intangible assets are primarily amortized over periods ranging from approximately 1 to 10 years. The weighted-average period of amortization for all intangible assets as of December 31, 2012, is 7.2 years. The customer-related intangible assets related to the business combinations, which consist of customer contracts, backlog, and non-contractual customer relationships, are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The weighted-average period of amortization of the customer-related intangibles is 7.4 years. Intangible assets related to acquired developed technology are being amortized on an accelerated basis over a weighted-average period of 5.6 years. Marketing trade names obtained in connection with business combinations are being amortized on a straight-line basis over a weighted-average period of 1.1 years. Other intangibles consisted of the following at December 31:

	2012	2011
Customer-related intangibles	$58,204	$57,933
Developed technology	3,237	2,352
Marketing trade name	814	605

	62,255	60,890
Less: accumulated amortization	(41,239)	(27,150)

	$21,016	$33,740

Aggregate amortization expense for the years ended December 31, 2012, 2011, and 2010, was approximately $14.1 million, $9.6 million, and $12.3 million, respectively. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2013	$9,464
2014	5,400
2015	2,785
2016	1,643
2017	995
Thereafter	729

$21,016

Capitalized Software

Capitalized software development costs of $1.5 million are included in other assets for the year ended December 31, 2012 and 2011. Amortization expense for each of 2012 and 2011 was $0.3 million. There was no amortization expense in 2010. These costs are for enhancements and upgrades to software used in project management services.

NOTE F—BUSINESS COMBINATIONS

Symbiotic

In September 2012, the Company hired the staff and purchased certain assets from Symbiotic, a company based in Boulder, Colorado. The purchase was immaterial to the Company’s financial statements taken as a whole. The purchase included the Sustainability Information System platform, which brings the Company new opportunities to provide utility clients information and analyses for better managing costs, promoting energy efficiency, protecting the environment, and creating consumer value.

GHK

In February 2012, the Company completed the acquisition of GHK. With its headquarters in London, GHK is a multi-disciplinary consultancy serving government and commercial clients on environment, employment, health, education and training, transportation, social policy, business and economic development, and international development issues. The purchase was immaterial to the Company’s financial statements taken as a whole. The acquisition complemented and significantly strengthened the Company’s existing European operations and created additional capabilities in Asian markets.

Ironworks

Effective December 31, 2011, the Company acquired Ironworks, an interactive web development firm that provides customer engagement solutions across web, mobile, and social media platforms to companies in the health, energy, and financial services industries, as well as to U.S. federal government agencies and nonprofit organizations. The addition of Ironworks complements the Company’s existing services and provides new selling opportunities in the federal, commercial energy, and nonprofit space, while offering additional opportunities in the financial and commercial health segments.

The aggregate purchase price of approximately $101.9 million in cash, including the working capital adjustment required by the stock purchase agreement, was funded by the Company’s Credit Facility. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $89.6 million. The Company has allocated approximately $74.4 million to goodwill and $15.2 million to other intangible assets. The intangible assets consist of approximately $14.7 million of customer-related intangibles that are being amortized over seven years from the acquisition date, and $0.5 million of marketing-related intangibles that were amortized over one year from the acquisition date. The change in the aggregate purchase price and the changes in certain purchase price allocations from December 31, 2011, reflect changes to the working capital adjustment and final purchase price allocations. Ironworks was an asset purchase for tax purposes, and therefore the goodwill and the amortization of intangibles are deductible for tax purposes over a fifteen-year period and will give rise to certain deferred tax assets and liabilities. The results of operations for Ironworks have been included in the Company’s financial statements as of December 31, 2011; however, because the acquisition occurred on the last day of the year in 2011, the operations of Ironworks had no impact on the statement of comprehensive income.

The fair values as reported below represent management’s estimates of the fair values as of the acquisition date.

The purchase price allocation is as follows (in thousands):

Cash	$1,112
Contract receivables	12,006
Other current and non-current assets	205
Customer-related intangibles	14,726
Marketing-related intangibles	484
Goodwill	74,379
Property and equipment	1,121

Total Assets	104,033

Accounts payable and other	980
Accrued salaries and benefits	298
Billings in excess of costs	851

Total Liabilities	2,129

Net Assets	$101,904

The Company does not maintain Ironworks as a separate stand-alone operation.

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

AeroStrategy

In September 2011, the Company hired the staff and purchased select assets and liabilities of AeroStrategy, an international aviation and aerospace management consulting firm. The purchase was immaterial to the financial statements taken as a whole. The purchase strengthened ICF’s aviation consulting business with additional services and an expanded client base.

Marbek

In January 2011, the Company completed the acquisition of Marbek, a Canadian energy and environmental consulting firm. The acquisition was immaterial to the financial statements taken as a whole. The acquisition created an integrated energy, climate, and environmental consultancy with a strong presence in Canada.

NOTE G—ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2012	2011
Accrued vacation and leave	$10,064	$15,264
Accrued salaries	17,427	14,487
Accrued bonuses and commissions	7,032	12,593
Accrued medical	2,995	2,085
Other	4,746	1,786

	$42,264	$46,215

NOTE H—ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

	2012	2011
Accrued subcontractor and other direct costs	$16,949	$14,987
Deposits	5,732	3,861
Accrued incentives	57	2,297
Accrued IT and software licensing costs	3,008	2,120
Accrued insurance premiums	1,382	1,138
Accrued professional services	857	710
Other accrued expenses	3,794	4,139

	$31,779	$29,252

NOTE I—LONG-TERM DEBT

The Company entered into a Third Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on March 14, 2012, with a syndication of eleven commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The Credit Facility amends and restates the Company’s previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, subject to limitations based upon certain financial, performance-based calculations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Company incurred approximately $2.0 million in additional debt issuance costs related to amending the Credit Facility, which will be amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined by the Credit Facility, require that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.00 to 1.25 and a leverage ratio of not more than 1.00 to 3.75. As of December 31, 2012, the Company was in compliance with its covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.5% to 3.5% during 2012.

As of December 31, 2012, the Company had $105.0 million in long-term debt outstanding, $2.9 million in outstanding letters of credit, and unused borrowing capacity of $292.1 million under the Credit Facility. As of December 31, 2012, available borrowings excluding the accordion feature under the Credit Facility, taking into account the financial, performance-based limitations, were $263.9 million.

The Company’s debt issuance costs are amortized over the term of indebtedness. Amortizable debt issuance costs were $4.6 and $2.6 million, as of December 31, 2012 and 2011, respectively. Accumulated amortization related to debt issuance costs was $2.6 million and $2.0 million, as of December 31, 2012 and 2011, respectively. Amortization expense of $0.6 million, $0.5 million, and $0.5 million was recorded for the years ended December 31, 2012, 2011, and 2010, respectively.

Long-term debt consisted of the following at December 31:

	2012	2011
Revolving Line of Credit/Swing Line. Outstanding borrowings bear daily interest at a base rate (based on the U.S. Prime Rate, which was 3.25% at December 31, 2012 and December 31, 2011, plus a spread) or LIBOR (1, 3, or 6 month rates) plus a spread, payable monthly	$105,000	$145,000

Letters of Credit

At December 31, 2012 and 2011, the Company had outstanding letters of credit totaling approximately $2.9 million and $1.7 million, respectively. These letters of credit are renewed annually.

NOTE J—INCOME TAXES

Income tax expense consisted of the following at December 31:

	2012	2011	2010
Current:
Federal	$7,730	$20,632	$17,661
State	1,328	4,274	3,447
Foreign	1,184	801	627

	10,242	25,707	21,735
Deferred:
Federal	10,977	(3,173)	(4,142)
State	2,550	(630)	(931)
Foreign	67	(9)	(151)

	13,594	(3,812)	(5,224)

Income Tax Expense	$23,836	$21,895	$16,511

Deferred tax assets (liabilities) consisted of the following at December 31:

	2012	2011
Deferred Tax Assets
Current:
Stock option compensation	$214	$106
Allowance for bad debt	573	416
Accrued vacation	3,026	5,184
Accrued bonus	408	5,016
Foreign tax credits	174	81
Other	202	208

Total current deferred tax asset	4,597	11,011
Non-current:
Foreign net operating loss (NOL) carry forward	85	159
Stock option compensation	3,497	2,090
Deferred rent	3,303	2,361
Deferred compensation	1,783	990
Foreign tax credits	1,047	688
Other	1,892	2,045

Total non-current deferred tax assets	11,607	8,333

Total Deferred Tax Assets	16,204	19,344

Deferred Tax Liabilities
Current:
Retention	(1,228)	(762)
Section 481(a) adjustment	(674)	(674)
Prepaids	(1,400)	(1,229)
Payroll taxes	(766)	(383)
Unbilled revenue	(6,319)	—

Total current deferred liability	(10,387)	(3,048)
Non-current:
Depreciation	(5,715)	(3,450)
Amortization	(14,615)	(12,841)
Section 481(a) adjustment	—	(674)
Other	(358)	(615)

Total non-current deferred tax liabilities	(20,688)	(17,580)

Total Deferred Tax Liabilities	(31,075)	(20,628)

Total Net Deferred Tax Liability	$(14,871)	$(1,284)

The need to establish valuation allowances for deferred assets is based on a more-likely-than-not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration has been given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives. The Company has concluded that no valuation allowances are required as of December 31, 2012.

Effective January 1, 2009, the Company has made no provisions for deferred U.S. income taxes or additional foreign taxes on any unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested. If these earnings were repatriated, in the form of dividends or otherwise, the Company would be subject to U.S. income tax on these earnings. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credit carry forwards would be available to reduce some portion of the U.S. tax liability. The Company has $1.2 million of foreign tax credits available for carry forward related to its foreign branch operations as of December 31, 2012.

The total amount of unrecognized tax benefits as of each of December 31, 2012, and December 31, 2011, was $1.1 million. Included in the balance at December 31, 2012, and December 31, 2011, were $0.6 million and $0.5 million, respectively, of tax positions that, if recognized, would impact the effective tax rate.

The Company does not anticipate a significant increase or decrease to the total unrecognized tax benefit during 2013. Its 2008 through 2012 tax years remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes.

The unrecognized tax benefit reconciliation, excluding penalty and interest, is as follows:

Unrecognized tax benefits at January 1, 2010	1,314
Increase attributable to tax positions taken during a prior period	(15)
Increase attributable to tax positions taken during the current period	147
Decrease attributable to settlements with taxing authorities	(83)
Decrease attributable to lapse of statute of limitations	(419)

Unrecognized tax benefits at December 31, 2010	944
Increase attributable to tax positions taken during the current period	117

Unrecognized tax benefits at December 31, 2011	1,061
Increase attributable to tax positions taken during a prior period	78
Decrease attributable to lapse of statute of limitations	(48)

Unrecognized tax benefits at December 31, 2012	$1,091

The Company’s policy is to not recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company had approximately $0.4 million and $0.5 million of accrued penalty and interest at December 31, 2012, and 2011, respectively.

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Approximate differences between the statutory rate and the Company’s provision are as follows:

	2012	2011	2010
Taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.6%	4.6%	4.6%
Foreign tax rate differential and U.S. unrepatriated earnings	(0.3)%	0%	(0.1)%
Other permanent differences	0.8%	0.6%	0.8%
Prior year tax adjustments and changes in unrecognized tax benefits	(0.9)%	(1.2)%	(1.3)%
Tax credits	(0.7)%	(0.4)%	(1.2)%

	38.5%	38.6%	37.8%

NOTE K—ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

On June 4, 2010, the Company’s stockholders ratified the ICF International, Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), which was adopted by the Company on March 8, 2010. The Omnibus Plan replaced the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), which the Company had used for equity and incentive awards since becoming a publicly traded company in 2006. The Omnibus Plan provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to officers, key employees of the Company, and non-employee directors. The Omnibus Plan, upon adoption by the Company on March 8, 2010, allowed for the Company to grant an additional 1.8 million shares in addition to the remaining shares from the 2006 Plan, for a total of approximately 2.7 million shares. Shares awarded that are not stock options or stock appreciation rights are counted as 1.9 shares deducted from the Omnibus Plan for every one share delivered under those awards. Shares awarded that are stock options or stock appreciation rights are counted as a single share deducted from the Omnibus Plan for every one share delivered under those awards. Options and restricted stock units generally have a vesting term of three to four years. Restricted stock awards generally have a vesting term of one year. As of December 31, 2012, the Company had approximately 1.0 million shares available to grant under the Omnibus Plan.

Total compensation expense relating to stock-based compensation was approximately $8.8 million, $6.7 million, and $7.5 million for the years ended December 31, 2012, 2011, and 2010, respectively.

As of December 31, 2012, the total unrecognized compensation expense related to non-vested stock awards totaled approximately $18.0 million. These amounts are expected to be recognized over a weighted-average period of 2.4 years.

The assumptions of post-vesting employment termination forfeiture rates used in the determination of fair value of stock awards granted during calendar year 2012 were based on the Company’s historical ten-year average. The expected annualized forfeiture rates used varied from 4.4 percent to 6.1 percent, and the Company does not expect these termination rates to vary significantly in the future.

Stock Options

Option awards are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. All options outstanding as of December 31, 2012, have a 10-year contractual term. The Company expenses the fair value of these option grants over the requisite service period, generally, the vesting period. The Company recorded approximately $1.4 million, $1.1 million, and $0.6 million of compensation expense related to stock options for the years ended December 31, 2012, 2011, and 2010, respectively. The fair value of the options is estimated on the date of grant using the Black-Scholes-Merton pricing model. The fair value assumptions for awards in 2012 were a range of 5.1 to 5.4 years for the expected life, a range of 41.0% to 42.3% for historical volatility, and a range of 0.7% to 1.1% for the risk-free rate of return. The fair value assumptions for awards in 2011 were 5.6 years for the expected life, 42.3% for historical volatility, and 2.2% for the risk-free rate of return. The fair value assumptions for awards in 2010 were a range of 5.1 to 5.5 years for the expected life, a range of 45.0% to 45.7% for historical volatility, and a range of 2.3% to 2.6% for the risk-free rate of return. At December 31, 2012, unrecognized expense related to stock options totaled approximately $2.2 million, and these costs are expected to be recognized through 2015.

The following table summarizes the changes in outstanding stock options:

	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2010	312,973	$12.12	$4,594
Exercised	(110,237)	$8.76	$(1,870)
Granted	196,133	$24.44	$251
Forfeited/Expired	(6,500)	$6.16	$(127)

Outstanding at December 31, 2010	392,369	$19.32	$2,511
Exercised	(39,487)	$12.11	$(500)
Granted	190,552	$21.77	$574
Forfeited/Expired	(82,781)	$21.85	$(243)

Outstanding at December 31, 2011	460,653	$20.50	$1,972
Exercised	(11,521)	$6.73	$(193)
Granted	203,436	$25.39	$0
Forfeited/Expired	(13,768)	$24.58	$(0)

Outstanding at December 31, 2012	638,800	$22.21	$786

Vested plus expected to vest at December 31, 2012	625,762	$22.16	$801

Exercisable at December 31, 2012	293,896	$19.92	$1,035

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $23.44 as of December 31, 2012. The weighted average grant date fair value of options granted was $9.77 and $9.18 per share for the years ended December 31, 2012, and 2011, respectively. As of December 31, 2012, the weighted-average remaining contractual term for options vested and expected to vest was 7.2 years, and 5.6 years for exercisable options.

Information regarding stock options outstanding as of the dates indicated is summarized below:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding As of 12/31/12	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of 12/31/12	Weighted Average Exercise Price
$ 7.01 – $10.00	27,500	2.53	$8.24	27,500	$8.24
$18.01 – $23.00	305,749	6.62	$20.37	181,368	$19.39
$23.01 – $26.00	305,551	8.32	$25.32	85,028	$24.84

$ 7.01 to $26.00	638,800	7.26	$22.21	293,896	$19.92

Restricted Stock Awards

Pursuant to the Omnibus Plan, the Company issued 36,139 shares of restricted stock awards to its directors in the year ended December 31, 2012. The average grant date fair value of these restricted stock awards was $22.41 per share.

Compensation expense related to restricted stock awards computed under the fair value method for the years ended December 31, 2012, 2011, and 2010, was approximately $0.8 million, $0.8 million, and $0.6 million, respectively. Unrecognized expense related to restricted stock awards was approximately $0.4 million for the year ended December 31, 2012, and is expected to be recognized over a weighted-average period of 0.4 years.

A summary of the Company’s restricted stock awards is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested restricted stock awards at January 1, 2010	6,794	$21.20	$182
Granted	20,002	$24.38	$514
Vested	(23,400)	$23.92	$(601)

Non-vested restricted stock awards at December 31, 2010	3,396	$21.19	$87
Granted	48,356	$24.32	$1,198
Vested	(17,088)	$23.87	$(423)

Non-vested restricted stock awards at December 31, 2011	34,664	$24.23	$859
Granted	36,139	$22.41	$847
Vested	(34,664)	$24.23	$(813)

Non-vested restricted stock awards at December 31, 2012	36,139	$22.41	$847

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $23.44 as of December 31, 2012.

Restricted Stock Units

During the year ended December 31, 2012, the Company awarded 374,868 restricted stock units to employees that vest over four years. Upon vesting, the employee is issued one share of stock for each restricted stock unit he or she holds. Restricted stock units were valued based on the grant date value of a share of common stock and are expensed on a straight-line basis over the vesting period of the award. The weighted-average grant date fair value of restricted stock units granted during the year ended December 31, 2012, was $25.42 per share.

Compensation expense related to restricted stock units computed under the fair value method for the years ended December 31, 2012, 2011, and 2010, was approximately $6.6 million, $4.8 million, and $6.3 million, respectively.

At December 31, 2012, unrecognized expense related to restricted stock units totaled approximately $15.5 million. These costs are expected to be recognized over a weighted-average period of 2.4 years. The aggregate intrinsic value of restricted stock units at December 31, 2012 that are expected to vest was approximately $18.9 million.

A summary of the Company’s restricted stock units is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested restricted stock units at January 1, 2010	486,017	$15.48	$13,025
Granted	423,092	$24.90	$10,882
Vested	(206,400)	$24.62	$(5,298)
Cancelled	(50,385)	$25.64	$(1,296)

Non-vested restricted stock units at December 31, 2010	653,324	$25.05	$16,803
Granted	350,375	$21.69	$8,682
Vested	(176,251)	$22.56	$(4,367)
Cancelled	(58,429)	$24.01	$(1,448)

Non-vested restricted stock units at December 31, 2011	769,019	$23.67	$19,056
Granted	374,868	$25.42	$8,787
Vested	(230,632)	$24.66	$(5,406)
Cancelled	(64,664)	$24.24	$(1,516)

Non-vested restricted stock units at December 31, 2012	848,591	$24.32	$19,891
Restricted stock units expected to vest in the future	805,179	$23.44	$18,873

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $23.44 per share as of December 31, 2012.

NOTE L—EARNINGS PER SHARE

Earnings Per Share

Basic earnings per share (EPS) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and restricted stock units. The effect of 1,945 and 653 restricted stock units had no impact upon the years ended December 31, 2012, and 2011, respectively, because they were anti-dilutive to EPS. The dilutive effect of stock options and awards for each period reported is summarized below:

	2012	2011	2010
	(in thousands)
Basic weighted-average shares outstanding	19,663	19,684	19,375
Effect of potential exercise of stock options and unvested restricted stock and restricted stock units	294	244	251

Diluted weighted-average shares outstanding	19,957	19,928	19,626

NOTE M—SHARE REPURCHASE PROGRAM

In 2011, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase in the aggregate up to $35.0 million of its outstanding common stock. Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations as may be considered in the Company’s sole discretion. As of December 31, 2012, the Company had repurchased 469,963 shares of Company common stock at a weighted-average price of $22.24 per share under the share repurchase program. The following table summarized the Company’s stock repurchases for the year ended December 31, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs *	(d) Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs *
Shares purchased pursuant to share repurchase program
January 1 – March 31	—	—	—	$35,000,000
April 1 – June 30	259,673	$22.42	259,673	$29,172,049
July 1 – September 30	210,290	$22.01	210,290	$24,538,484
October 1 – December 31	—	$—	—	$24,538,484

Total	469,963	$22.24	469,963	$24,538,484

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

Road Home Contract

Although no legal proceeding has been commenced, the Company has received correspondence from the Office of Community Development of the State of Louisiana, claiming that the Company is responsible for the overpayment of Road Home program grant funds to grant applicants. The Company may receive additional correspondence from the Office of Community Development related to the claim. As of December 31, 2012 the total claim was approximately $28.3 million. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of December 31, 2012.

Operating Leases

In April 2011, the Company entered into a new lease for operating space in Gaithersburg, Maryland, which consolidated certain operations into a single location. Rent expense will be recognized on a straight line basis over the term of the lease which began in the second quarter of 2012. Aggregate rent expense over the 12-year, 8-month period will be approximately $43.8 million.

On March 8, 2010, the Company entered into a new lease that replaced its prior headquarters lease, which was due to expire in October 2012. The new lease was initially for 201,707 square feet, with 57,025 square feet of additional space subsequently added. The lease commenced on April 1, 2010, and will expire on December 31, 2022. Base rent under the agreement is approximately $0.5 million per month with annual escalations fixed at 2.5% per year, yielding a total lease commitment of approximately $89.3 million over the twelve-year term of the lease. The Company did not incur any early termination penalties for the termination of the original lease.

The Company has entered into various other operating leases for equipment and office space. Certain facility leases may contain fixed escalation clauses, certain facility leases require the Company to pay operating expenses in addition to base rental amounts, and seven leases require the Company to maintain letters of credit. Rent expense is recognized on a straight-line basis over the lease term. Rent expense and sub-lease income for operating leases were approximately $35.6 million and less than $0.1 million respectively, for 2012, approximately $32.0 million and $0.2 million, respectively, for 2011, and approximately $31.2 million and $0.3 million, respectively, for 2010.

Future minimum rental payments under all non-cancelable operating leases are as follows:

Year ending December 31,
2013	$32,413
2014	27,378
2015	27,418
2016	26,311
2017	25,077
Thereafter	124,157

$262,754

Long-Term Agreements

The Company entered into an amended and restated employment agreement with Chief Executive Officer Sudhakar Kesavan as of the effective date of the initial public offering, which was subsequently amended on December 29, 2008, to bring it into compliance with Section 409A of the Internal Revenue Code. Mr. Kesavan may terminate this agreement by giving 45 days prior written notice to the Company, and the Company may terminate this agreement either without cause upon 30 days prior written notice or at any time for cause upon written notice. Absent a change in control, if he is involuntarily terminated without cause or resigns for good reason, as defined in the agreement, he will be paid all accrued salary, a severance payment equal to two times his base salary, equity awards, and bonus and other incentive compensation prorated through his termination date. Additionally, the vesting of his unvested equity awards, if any, on his termination date will be accelerated in connection with such a termination and exercisable for the balance of their term(s).

The Company has entered into severance protection agreements with Messrs. Kesavan and Wasson (Chief Operating Officer and President), allowing them to receive certain payments and benefits if they are terminated without cause or resign for good reason within 24 months following a change in control. In the event of such termination, the executive will receive, among other payments and benefits, (i) his base salary earned through the date of termination and pro rata bonus for the year of termination, (ii) a lump-sum payment equal to three times the executive’s average annual taxable W-2 compensation during the three years prior to termination subject to reduction after taking into account the excise tax under Section 4999 of the Internal Revenue Code to maximize the net amount after taxes, and (iii) the accelerated vesting of any unvested equity awards.

On February 21, 2012, the Company entered into severance letter agreements with Executive Vice Presidents Ms. Eileen Glover, Ms. Isabel Reiff, and, on July 16, 2012, with Mr. James C. Morgan. If within 12 months of a Change of Control of the Company (as defined in the Company’s 2010 Omnibus Incentive Plan) there is (i) a material reduction of the nature and scope of such executive’s authorities, powers, functions or duties, (ii) a material reduction in such executive’s compensation or (iii) a relocation of such executive’s primary work location (by more than 50 miles for Mmes. Glover and Reiff and by 50 miles or more for Mr. Morgan) from his or her work location immediately prior to such Change of Control, Ms. Glover, Ms. Reiff and Mr. Morgan are each entitled to (a) a lump sum based on a pro-rated share of his or her then-current year’s bonus target, and (b) 12 months of severance based on their then-current base salary, plus the bonus payments such executive received in the prior 12 months paid in bi-weekly installments in accordance with the Company’s scheduled pay dates.

The Company has also entered into a separate severance letter agreement with Mr. Wasson, entitling him to certain payments in the event of termination of employment by the Company other than for cause. In the event of termination under such circumstances, Mr. Wasson would be entitled to, among other benefits, (i) continuation of his base salary for 12 months, or if longer, the period of any applicable non-competition restrictions with the Company, (ii) an amount equal to the average annual bonus paid to him over the three years prior to his termination, and (iii) the accelerated vesting of any unvested equity awards.

Subject to certain restrictions and terms, Mmes. Glover and Reiff and Mr. Morgan’s severance letter agreements provide that, in the event of an involuntary termination of employment without Cause (as defined in the Company’s 2010 Omnibus Incentive Plan), then Mmes. Glover and Reiff and Mr. Morgan are each entitled to nine (9) months’ severance based on such executive’s: (i) then-current base salary; and (ii) the bonus payment he or she received in the prior 12-month period. Such severance will be paid in bi-weekly installments in accordance with the Company’s scheduled pay dates.

On September 6, 2011, the Company entered into a severance letter agreement with Ms. Sandra B. Murray, the Company’s former Interim Chief Financial Officer and Senior Vice President. Ms. Murray’s severance agreement remained in effect until July 16, 2012, when the Company hired Mr. Morgan as Chief Financial Officer and Ms. Murray resigned from her position as Interim Chief Financial Officer. Upon her resignation as Interim Chief Financial Officer, Ms. Murray entered into a separate transition services agreement with the Company, in effect until October 12, 2012.

NOTE O—EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the Retirement Savings Plan). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code.

Participants in the Retirement Savings Plan are able to elect to defer up to 70% of their compensation subject to statutory limitations, and were entitled to receive 100% employer matching contributions for the first 3% and 50% for the next 2% of their compensation. Contribution expense related to the Retirement Savings Plan for the years ended December 31, 2012, 2011, and 2010, was approximately $11.8 million, $10.3 million, and $9.2 million, respectively.

Deferred Compensation Plan

Certain key employees of the Company are eligible to defer a specified percentage of their cash compensation by having it contributed to a nonqualified deferred compensation plan. Eligible employees may elect to defer up to 80% of their base salary and up to 100% of performance bonuses, reduced by any amounts withheld for the payment of taxes or other deductions required by law. Participants are at all times 100% vested in their account balances. The Company funds its deferred compensation liabilities by making cash contributions to a Rabbi Trust at the time the salary or bonus being deferred would otherwise be payable to the employee. Gains or losses on amounts held by the Rabbi Trust are fully allocable to plan participants. As a result, the plan has no material net impact on the Company’s results of operations and the liability to plan participants is fully funded at all times.

Employee Stock Purchase Plan

The Company has a 2006 Employee Stock Purchase Plan (“ESPP”). The ESPP allows eligible employees to purchase shares of the Company’s stock at a discount not to exceed 5% of the market value on the date of purchase. The Company does not recognize compensation expense related to the ESPP.

NOTE Q—SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	2012	2011	2010
Balance at beginning of period	$1,746	$1,922	$2,333
Additions	336	—	543
Recoveries/write-offs	(634)	(176)	(954)

Balance at end of period	$1,448	$1,746	$1,922

NOTE R—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2012				2011
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Contract revenue	$227,641	$239,649	$237,864	$231,979	$194,742	$213,395	$218,691	$213,947
Operating income	16,254	18,065	16,875	14,426	13,437	15,535	16,099	13,911
Net income	$8,937	$10,346	$9,573	$9,219	$7,726	$8,963	$9,334	$8,842
Earnings per share:
Basic	0.45	$0.52	$0.49	$0.47	0.39	$0.46	$0.47	$0.45
Diluted	0.45	0.52	0.48	0.47	0.39	0.45	0.47	0.44
Weighted-average common shares outstanding
Basic	19,769	19,774	19,610	19,501	19,580	19,688	19,728	19,738
Diluted	20,082	19,971	19,770	19,690	19,780	19,847	19,860	19,956

Note: Amounts do not sum to annual numbers in all cases due to rounding.