Form 10-Q
period 2013-03-31
ICF International, Inc.
filed 2013-05-06
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

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

As of April 30, 2013, there were 19,718,246 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)

Current Assets:
Cash	$4,465	$14,725
Contract receivables, net	207,840	204,938
Prepaid expenses and other	6,653	7,608
Income tax receivable	4,299	11,231

Total current assets	223,257	238,502

Total property and equipment, net	28,516	28,860
Other assets:
Goodwill	410,482	410,583
Other intangible assets, net	18,622	21,016
Restricted cash	2,013	2,015
Other assets	9,608	8,745

Total Assets	$692,498	$709,721

Current Liabilities:
Accounts payable	$43,806	$44,665
Accrued salaries and benefits	36,924	42,264
Accrued expenses	28,025	31,779
Deferred revenue	22,471	22,333
Deferred income taxes	3,561	5,790

Total current liabilities	134,787	146,831

Long-term Liabilities:
Long-term debt	86,711	105,000
Deferred rent	11,201	10,599
Deferred income taxes	10,890	9,081
Other	9,703	9,460

Total Liabilities	253,292	280,971
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 20,340,916 and 20,171,613 issued; and 19,665,328 and 19,559,409 outstanding as of March 31, 2013, and December 31, 2012, respectively	20	20
Additional paid-in capital	239,530	237,262
Retained earnings	216,689	206,577
Treasury stock	(15,547)	(13,868)
Accumulated other comprehensive loss	(1,486)	(1,241)

Total Stockholders’ Equity	439,206	428,750

Total Liabilities and Stockholders’ Equity	$692,498	$709,721

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012

Gross Revenue	$233,921	$227,641
Direct Costs	142,818	140,188
Operating costs and expenses:
Indirect and selling expenses	68,262	65,853
Depreciation and amortization	2,799	1,695
Amortization of intangible assets	2,393	3,531

Total operating costs and expenses	73,454	71,079

Operating income	17,649	16,374
Interest expense	(768)	(1,427)
Other income (expense)	78	(51)

Income before income taxes	16,959	14,896
Provision for income taxes	6,847	5,959

Net income	$10,112	$8,937

Earnings per Share:
Basic	$0.52	$0.45

Diluted	$0.51	$0.45

Weighted-average Shares:
Basic	19,543	19,769

Diluted	19,875	20,082

Other comprehensive income:
Foreign currency translation adjustments	(245)	(389)

Comprehensive income	$9,867	$8,548

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2013	2012
Cash flows from operating activities
Net income	$10,112	$8,937
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(469)	3,674
Loss on disposal of fixed assets	11	67
Non-cash equity compensation	2,001	1,772
Depreciation and amortization	5,192	5,226
Amortization of debt issue costs	119	120
Deferred rent	665	525
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(2,752)	(4,391)
Prepaid expenses and other assets	(102)	1,678
Accounts payable	(587)	(798)
Accrued salaries and benefits	(5,340)	(5,313)
Accrued expenses	(2,858)	(1,315)
Deferred revenue	138	(655)
Income tax receivable and payable	6,932	419
Other liabilities	245	1,057

Net cash provided by operating activities	13,307	11,003

Cash flows from investing activities
Capital expenditures	(3,621)	(5,626)
Payments for business acquisitions, net of cash received	—	(8,556)

Net cash used in investing activities	(3,621)	(14,182)

Cash flows from financing activities
Advances from working capital facilities	19,757	35,231
Payments on working capital facilities	(38,046)	(28,085)
Debt issue costs	—	(1,681)
Proceeds from exercise of options	40	23
Tax benefits of stock option exercises and award vesting	197	486
Net payments for stockholder issuances and buybacks	(1,649)	(790)

Net cash provided by (used in) financing activities	(19,701)	5,184
Effect of exchange rate on cash	(245)	(389)

Increase (decrease) in cash	(10,260)	1,616
Cash, beginning of period	14,725	4,097

Cash, end of period	$4,465	$5,713

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$754	$830

Income taxes	$120	$1,468

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share amounts)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the three-month periods ended March 31, 2013, and March 31, 2012. Operating results for the three-month period ended March 31, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain immaterial amounts in the 2012 consolidated financial statements have been reclassified to conform to current-year presentation. The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair values at March 31, 2013, due to their short maturities. The Company recognizes activity related to its forward contract agreements at fair value. At March 31, 2013, the impact of the hedges to the consolidated financial statements was immaterial. The Company believes the carrying value of the lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at March 31, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2013.

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

Note 2. Business Combinations

Symbiotic Engineering, L.L.C. (Symbiotic)

In September 2012, the Company hired the staff and purchased certain assets from Symbiotic, a company based in Boulder, Colorado. The purchase was immaterial to the Company’s financial statements taken as a whole. The purchase included the Sustainability Information Management System platform, which brings the Company new opportunities to provide utility clients information and analyses for better managing costs, promoting energy efficiency, protecting the environment, and creating consumer value.

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

Note 3. Contract Receivables

Contract receivables consisted of the following:

	March 31, 2013	December 31, 2012
Billed	$130,841	$135,917
Unbilled	78,534	70,469
Allowance for doubtful accounts	(1,535)	(1,448)

Contract receivables, net	$207,840	$204,938

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

Road Home Contract

Although no legal proceeding has been commenced, the Company has received correspondence from the Office of Community Development of the State of Louisiana, claiming that the Company is responsible for the overpayment of Road Home program grant funds to some grant applicants. The Company anticipates that it will receive additional correspondence from the Office of Community Development related to the claim. As of March 31, 2013, the total claim received by the Company was approximately $44 million. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of March 31, 2013.

Note 5. Long-Term Debt

The Company entered into a Third Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on March 14, 2012, with a syndication of eleven commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The Credit Facility amends and restates the Company’s previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, subject to limitations based upon certain financial, performance-based calculations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Company incurred approximately $2.0 million in additional debt issuance costs related to amending the Credit Facility, which will be amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined by the Credit Facility, require, among other things, that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.00 to 1.25 and a leverage ratio of not more than 1.00 to 3.75. As of March 31, 2013, the Company was in compliance with its covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.45% to 1.46% during the first quarter of 2013.

As of March 31, 2013, the Company had $86.7 million in long-term debt outstanding, $3.0 million in outstanding letters of credit, and unused borrowing capacity of $310.3 million under the Credit Facility. As of March 31, 2013, available borrowings under the Credit Facility, excluding the accordion feature, taking into account the financial, performance-based limitations, were $285.1 million.

Note 6. Accounting for Stock-Based Compensation

The Company recognized stock-based compensation expense of $2.0 million for the three months ended March 31, 2013, and $1.8 million for the three months ended March 31, 2012. Unrecognized compensation expense of $22.8 million as of March 31, 2013, related to unvested stock options, restricted stock, and restricted stock units (“RSUs”), will be recognized over a weighted-average period of approximately three years. During the three months ended March 31, 2013, the Company granted approximately 0.4 million shares in the form of equity compensation, including stock options, and RSUs. As of March 31, 2013, the Company had approximately 0.4 million shares available to grant under its equity compensation plan.

In the first quarter of 2013, in addition to stock options, restricted stock, and RSUs, the Company granted Cash Settled RSUs (“CSRSUs”) for the first time. The CSRSUs vest annually over a four-year vesting term, and are settled only in cash payments. The cash payment is based on the fair value of the Company’s stock price at the vesting date, calculated by multiplying the number of CSRSUs vested, by the Company’s closing stock price on the vesting date. The payment is subject to a maximum payment cap and a minimum payment floor. The Company treats these awards as liability classified awards, and therefore accounts for them at fair value. These awards have no impact to the shares available for grant under the Company’s 2010 Omnibus Incentive Plan, and have no impact to the calculated shares used in earnings per share calculations.

During the three months ended March 31, 2013, the Company awarded 0.2 million CSRSUs to its employees. The weighted-average grant date fair value of CSRSUs was $27.03 per share. Compensation expense related to CSRSUs computed under the fair value method for the three months ended March 31, 2013, was less than $0.1 million, based on the Company’s closing stock price of $27.20 per share as of March 31, 2013. The unrecognized expense related to CSRSUs totaled approximately $4.8 million. These costs are expected to be recognized over a weighted-average period of 3.9 years.

The aggregate intrinsic value of CSRSUs at March 31, 2013 that are expected to vest was approximately $4.8 million.

Note 7. Income Taxes

The Company’s effective tax rate for the three-month periods ended March 31, 2013, and March 31, 2012, were 40.4% and 40.0%, respectively.

The gross unrecognized tax benefits were $1.1 million at March 31, 2013. The offsetting tax benefit at March 31, 2013, was $0.3 million. If recognized, $0.6 million of the net unrecognized tax benefits at March 31, 2013, would impact the effective tax rate. The Company does not anticipate a significant increase or decrease in total unrecognized tax benefits during the next 12 months.

The Company files income tax returns with the U.S. federal government and various state and foreign jurisdictions. The 2009 through 2012 tax years remain subject to examination by the Internal Revenue Service, and the 2008 through 2012 tax years generally remain subject to examination by state authorities.

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 8. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and RSUs. The dilutive effect of stock options and RSUs excludes shares that would be anti-dilutive to the calculation of EPS if included. For the three-month period ended March 31, 2013, approximately 0.4 million anti-dilutive weighted-average shares have been excluded from the calculation of EPS. For the three-month period ended March 31, 2012, less than 0.1 million anti-dilutive weighted-average shares were excluded from the calculation of EPS. The dilutive effect of stock options, restricted stock, and RSU awards for each period reported is summarized below:

	Three Months Ended March 31,
	2013	2012

Net Income	$10,112	$8,937

Weighted-average number of basic shares outstanding during the period	19,543	19,769
Dilutive effect of stock options, restricted stock and RSUs	332	313

Weighted-average number of diluted shares outstanding during the period	19,875	20,082

Basic earnings per share	$0.52	$0.45

Diluted earnings per share	$0.51	$0.45

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Employees and Offices:

We have more than 4,500 employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the metropolitan Washington, D.C. area, our more than 60 regional offices throughout the U.S. and over 15 offices in key markets outside the U.S., including offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, and Rio de Janeiro.

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

•

Fixed-Price Contracts. Revenue for fixed-price contracts is recognized when earned, generally as work is performed. Services performed vary from contract to contract and are not always uniformly performed over the term of the arrangement. Based on the nature of the fixed-price contract, we recognize revenue in the following ways:

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

Equity Compensation

Incentive stock awards are measured at fair value. Compensation expense relating to share-based payments is recognized on a straight-line basis over the requisite service period.

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

We perform our annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, we have concluded that the Company is one reporting unit. We estimate the fair value of our one reporting unit using a market-based approach, which includes certain premiums that we believe should be included for an accurate assessment of fair value. Based upon management’s most recent review, our estimated fair value significantly exceeded our carrying amount, and we have therefore determined there was no indication of impairment as of September 30, 2012. No impairment indicators have been observed in the interim periods that would require us to perform additional reviews, and historically we have recorded no goodwill impairment charges.

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

RESULTS OF OPERATIONS

Three Months ended March 31, 2013, compared to Three Months ended March 31, 2012

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,				Year-to-Year Change Three Months Ended March 31, 2012 to 2013
	2013	2012	2013	2012
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$233,921	$227,641	100.0%	100.0%	$6,280	2.8%
Direct Costs	142,818	140,188	61.1%	61.6%	2,630	1.9%
Operating Costs and Expenses
Indirect and selling expenses	68,262	65,853	29.2%	28.9%	2,409	3.7%
Depreciation and amortization	2,799	1,695	1.2%	0.7%	1,104	65.1%
Amortization of intangible assets	2,393	3,531	1.0%	1.6%	(1,138)	(32.2)%

Total Operating Costs and Expenses	73,454	71,079	31.4%	31.2%	2,375	3.3%

Operating Income	17,649	16,374	7.5%	7.2%	1,275	7.8%
Other (Expense) Income
Interest expense	(768)	(1,427)	(0.3)%	(0.7)%	659	(46.2)%
Other income (expense)	78	(51)	—	—	129	(252.9)%

Income before Income Taxes	16,959	14,896	7.2%	6.5%	2,063	13.8%
Provision for Income Taxes	6,847	5,959	2.9%	2.6%	888	14.9%

Net Income	$10,112	$8,937	4.3%	3.9%	$1,175	13.1%
Foreign currency translation adjustment	(245)	(389)	(0.1)%	(0.1)%	144	(37.0)%

Comprehensive Income	$9,867	$8,548	4.2%	3.8%	$1,319	15.4%

Gross Revenue. Revenue for the three months ended March 31, 2013, was $233.9 million, compared to $227.6 million for the three months ended March 31, 2012, representing an increase of $6.3 million or 2.8%. Revenue at March 31, 2013 compared to March 31, 2012 increased approximately 14.3% from our commercial clients and decreased approximately 1.2% from our government clients. We achieved revenue growth in our largest two markets compared to the prior year; health, social programs, and consumer/financial increased approximately 5.5%; energy, environment, and infrastructure increased approximately 2.1%; and public safety and defense decreased approximately 4.2%. We anticipate the growth rate of our revenue from commercial clients will continue to exceed the revenue growth rate from our government clients.

Direct Costs. Direct costs for the three months ended March 31, 2013, were $142.8 million compared to $140.2 million for the three months ended March 31, 2012, an increase of $2.6 million or 1.9%. The increase in direct cost is primarily attributable to an increase in subcontractor expense, primarily resulting from the acquisition of GHK. Direct costs as a percent of revenue decreased slightly to 61.1% for the three months ended March 31, 2013, compared to 61.6% for the three months ended March 31, 2012.

Indirect and selling expenses. Indirect and selling expenses for the three months ended March 31, 2013 were $68.3 million compared to $65.9 million for the three months ended March 31, 2012, an increase of $2.4 million or 3.7%. The increase in indirect and selling expenses is primarily attributable to an increase in indirect labor and benefits, primarily resulting from the acquisition of GHK. Indirect and selling expenses as a percent of revenue increased to 29.2% for the three months ended March 31, 2013, compared to 28.9% for the three months ended March 31, 2012.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2013, was $2.8 million compared to $1.7 million for the three months ended March 31, 2012. The increase in depreciation and amortization of $1.1 million was primarily due to a benefit from a change of the estimated useful lives of certain technology related assets in the first quarter of 2012, an increase in expense for newly acquired assets related to the opening of offices, and an additional technology-related license agreement.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2013, was $2.4 million compared to $3.5 million for the three months ended March 31, 2012. The 32.2% decrease resulted primarily from reduced amortization of intangible assets related to recent acquisitions.

Operating Income. For the three months ended March 31, 2013, operating income was $17.6 million compared to $16.4 million for the three months ended March 31, 2012, an increase of $1.3 million or 7.8%. Operating income as a percent of revenue increased to 7.5% for the three months ended March 31, 2013, from 7.2% for the three months ended March 31, 2012. Operating income and operating income as a percent of revenue increased due to growth in revenue outpacing the growth in costs.

Interest expense. For the three months ended March 31, 2013, interest expense was $0.8 million, compared to $1.4 million for the three months ended March 31, 2012. The $0.6 million decrease was due primarily to a decrease in the average debt balance.

Provision for Income Taxes. Our effective income tax rate for the three months ended March 31, 2013, and March 31, 2012, were 40.4% and 40.0%, respectively.

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

	Three Months Ended March 31,
	2013	2012
Energy, environment, and infrastructure	40%	40%
Health, social programs, and consumer/financial	47%	46%
Public safety and defense	13%	14%

Total	100%	100%

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

	Three Months Ended March 31,
	2013	2012
U.S. federal government	59%	62%
U.S. state and local government	8%	10%
Non-U.S. government	4%	2%

Government	71%	74%
Commercial	29%	26%

Total	100%	100%

The decrease in U.S. federal government revenue and the increase in commercial revenue as a percent of total revenue, for the three months ended March 31, 2013, compared to the three months ended March 31, 2012, is primarily attributable to the continued growth of our commercial client revenue.

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

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Three Months Ended March 31,
	2013	2012

Time-and-materials	52%	50%
Fixed-price	30%	29%
Cost-based	18%	21%

Total	100%	100%

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

We define unfunded backlog as the difference between total backlog and funded backlog. Our estimate of unfunded backlog for a particular contract is based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. Our estimate of total backlog for a contract included in backlog is sometimes lower than the revenue that would result from our client utilizing all remaining contract capacity.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	March 31,
	2013	2012
	(in millions)
Funded	$719.5	$741.5
Unfunded	769.7	946.8

Total	$1,489.2	$1,688.3

There were no awards included in our March 31, 2013 backlog that were under protest. Included in our total March 31, 2012 backlog was $63.8 million related to a signed federal government contract that was under protest.

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

Credit Facility. We entered into a Third Amended and Restated Business Loan and Security Agreement (“Credit Facility”) on March 14, 2012, with a syndication of eleven commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The new Credit Facility amends and restates our previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, subject to limitations based upon certain financial, performance-based calculations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. We incurred approximately $2.0 million in additional debt issuance costs related to the amended Credit Facility which will be amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined by the Credit Facility, require, among other things, that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.00 to 1.25 and a leverage ratio of not more than 1.00 to 3.75. As of March 31, 2013, we were in compliance with our covenants under the Credit Facility.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.45% to 1.46% during the first quarter 2013.

Financial Condition. There were several changes in our balance sheet during the quarter ended March 31, 2013. Cash decreased to $4.5 million on March 31, 2013, from $14.7 million on December 31, 2012, and long-term debt decreased to $86.7 million on March 31, 2013, from $105.0 million on December 31, 2012. Days-sales-outstanding remained flat at 71 days on March 31, 2013, as compared to December 31, 2012. Other intangible assets, net, decreased to $18.6 million on March 31, 2013, from $21.0 million on December 31, 2012, due to amortization.

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

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of March 31, 2013, we had $86.7 million borrowed under our revolving line of credit, outstanding letters of credit of $3.0 million, and unused borrowing capacity of $310.3 million available for our working capital needs and for other purposes. As of March 31, 2013, available borrowing capacity under our Credit Facility, excluding the accordion feature, taking into account certain financial, performance-based limitations, was $285.1 million.

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

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash was $4.5 million and $14.7 million on March 31, 2013, and December 31, 2012, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the three months ended March 31, 2013, and March 31, 2012:

	Three Months Ended March 31,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$13,307	$11,003
Net cash used in investing activities	(3,621)	(14,182)
Net cash (used in) provided by financing activities	(19,701)	5,184
Effect of exchange rate on cash	(245)	(389)

Net increase (decrease) in cash	$(10,260)	$1,616

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $13.3 million in the three months ended March 31, 2013, and $11.0 million in the three months ended March 31, 2012. Cash flows from operating activities for the first three months of 2013 were positively impacted by a net income tax receivable, and were negatively impacted by accrued salaries and benefits, accrued expenses, and contract receivables, net. Cash flows from operating activities for the first three months of 2012 were positively impacted by prepaid expenses and other assets, and other liabilities, and were negatively impacted by accrued salaries and benefits, contract receivables, and accrued expenses.

Investing activities used cash of $3.6 million for the three months ended March 31, 2013, compared to $14.2 million for the three months ended March 31, 2012. The cash used in investing activities for the first three months of 2013 was primarily for capital expenditures. The cash used in investing activities for the first three months of 2012 was primarily for our business combination of GHK and capital expenditures.

For the three months ended March 31, 2013, cash flow used in financing activities of $19.7 million was attributable primarily to $18.3 million in net payments on our revolving line of credit. For the three months ended March 31, 2012, cash flow provided by financing activities of $5.2 million was attributable primarily to $7.1 million in net advances from our revolving line of credit.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We use off-balance sheet arrangements to finance the lease of facilities. We have financed the use of all of our office and storage facilities through operating leases. Operating leases are also used from time to time to finance the use of computers, servers, copiers, telephone systems, and to a lesser extent, other fixed assets, such as furnishings, and we also obtain operating leases in connection with business acquisitions. We generally assume the lease rights and obligations of businesses acquired in business combinations and continue financing facilities and equipment under operating leases until the end of the lease term following the acquisition date.

The Credit Facility provides for stand-by letters of credit aggregating up to $20.0 million that reduce the funds available under the revolving line of credit when issued. As of March 31, 2013, we had 9 outstanding letters of credit with a total value of $3.0 million.

The following table summarizes our contractual obligations as of March 31, 2013 that require us to make future cash payments. For contractual obligations, we included payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Rent of facilities	$254,353	$30,574	$54,240	$46,009	$123,530
Operating lease obligations	1,662	762	859	41	—
Long-term debt obligation	86,711	—	—	86,711	—

Total	$342,726	$31,336	$55,099	$132,761	$123,530

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

Limitations on the Effectiveness of Controls. Control systems, no matter how well conceived and operated, are designed to provide a reasonable, but not an absolute, level of assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been or will be detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and not be detected.

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

Investing in our common stock involves risk. There are numerous and varied risks, known and unknown, that may affect us and prevent us from achieving our goals. There have been no material changes in those risk factors discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2012.

The risks described in our Annual Report on Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock. For the three months ended March 31, 2013, a total of 1,290 shares of unregistered common stock, valued at an aggregate of $30,715, were issued to two directors of the Company in lieu of cash for director fee compensation on January 2, 2013. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. During the three months ended March 31, 2013, the Company purchased 63,384 shares of common stock for an aggregate of $1,678,426 from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of RSUs, in accordance with the applicable long-term incentive plan. The average fair value of the common stock purchased was $26.48 per share.

The following table summarizes stock repurchases in satisfaction of tax withholding obligations for the three months ended March 31, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share
January 1 – January 31	4,109	$23.35
February 1 – February 28	—	$—
March 1 – March 31	59,275	$26.70

Total	63,384	$26.48

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 6, 2013	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 6, 2013	By:	/s/ James Morgan
James Morgan
Chief Financial Officer
(Principal Financial Officer)