Form 10-Q
period 2013-06-30
ICF International, Inc.
filed 2013-08-02
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 __________________________

FORM 10-Q

 __________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 001-33045

 __________________________

ICF International, Inc.

(Exact name of Registrant as Specified in its Charter)

__________________________

Delaware	22-3661438
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

9300 Lee Highway, Fairfax, VA	22031
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 934-3000

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

 __________________________

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
☐  Yes     ☒  No

As of July 26, 2013, there were 19,768,573 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION

Item  1.      Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)

Current Assets:
Cash	$5,486	$14,725
Contract receivables, net	207,440	204,938
Prepaid expenses and other	10,960	7,608
Income tax receivable	3,660	11,231
Total current assets	227,546	238,502

Total property and equipment, net	27,927	28,860
Other assets:
Goodwill	410,482	410,583
Other intangible assets, net	16,264	21,016
Restricted cash	2,168	2,015
Other assets	9,601	8,745
Total Assets	$693,988	$709,721

Current Liabilities:
Accounts payable	$37,541	$44,665
Accrued salaries and benefits	41,423	42,264
Accrued expenses	30,138	31,779
Deferred revenue	21,097	22,333
Deferred income taxes	4,728	5,790
Total current liabilities	134,927	146,831

Long-term Liabilities:
Long-term debt	75,000	105,000
Deferred rent	11,772	10,599
Deferred income taxes	11,902	9,081
Other	9,251	9,460
Total Liabilities	242,852	280,971
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 20,467,724 and 20,171,613 issued; and 19,761,996 and 19,559,409 outstanding as of June 30, 2013, and December 31, 2012, respectively	20	20
Additional paid-in capital	242,207	237,262
Retained earnings	227,020	206,577
Treasury stock	(16,428)	(13,868)
Accumulated other comprehensive loss	(1,683)	(1,241)
Total Stockholders’ Equity	451,136	428,750
Total Liabilities and Stockholders’ Equity	$693,988	$709,721

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Gross Revenue	$241,568	$239,649	$475,489	$467,290
Direct Costs	151,528	147,861	294,346	288,049
Operating costs and expenses:
Indirect and selling expenses	67,604	67,404	135,866	133,257
Depreciation and amortization	2,782	2,597	5,581	4,292
Amortization of intangible assets	2,359	3,519	4,752	7,050
Total operating costs and expenses	72,745	73,520	146,199	144,599

Operating income	17,295	18,268	34,944	34,642
Interest expense	(626)	(814)	(1,394)	(2,241)
Other income (expense)	(9)	(212)	69	(263)
Income before income taxes	16,660	17,242	33,619	32,138
Provision for income taxes	6,329	6,896	13,176	12,855
Net income	$10,331	$10,346	$20,443	$19,283

Earnings per Share:
Basic	$0.52	$0.52	$1.04	$0.98
Diluted	$0.52	$0.52	$1.02	$0.96

Weighted-average Shares:
Basic	19,706	19,774	19,625	19,771
Diluted	19,996	19,971	19,993	20,061

Other comprehensive income:
Foreign currency translation adjustments	(197)	(230)	(442)	(619)
Comprehensive income	$10,134	$10,116	$20,001	$18,664

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2013	2012
Cash flows from operating activities
Net income	$20,443	$19,283
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	1,710	3,611
Loss on disposal of fixed assets	7	76
Non-cash equity compensation	4,283	3,927
Depreciation and amortization	10,333	11,342
Amortization of debt issue costs	238	323
Deferred rent	1,302	2,317
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(2,351)	(962)
Prepaid expenses and other assets	(4,752)	(2,205)
Accounts payable	(6,183)	(2,021)
Accrued salaries and benefits	(841)	888
Accrued expenses	(17)	(1,766)
Deferred revenue	(1,236)	(1,940)
Income tax receivable and payable	7,571	(5,582)
Other liabilities	(209)	1,130
Net cash provided by operating activities	30,298	28,421

Cash flows from investing activities
Capital expenditures	(7,197)	(8,102)
Payments for business acquisitions, net of cash received	—	(8,532)
Net cash used in investing activities	(7,197)	(16,634)

Cash flows from financing activities
Advances from working capital facilities	58,317	122,220
Payments on working capital facilities	(88,317)	(123,690)
Debt issue costs	—	(1,896)
Proceeds from exercise of options	460	23
Tax benefits of stock option exercises and award vesting	26	648
Net payments for stockholder issuances and buybacks	(2,384)	(7,313)
Net cash used in financing activities	(31,898)	(10,008)
Effect of exchange rate on cash	(442)	(619)

Increase (decrease) in cash	(9,239)	1,160
Cash, beginning of period	14,725	4,097
Cash, end of period	$5,486	$5,257

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,409	$1,737
Income taxes	$3,783	$14,197

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share amounts)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the three-month and six-month periods ended June 30, 2013, and June 30, 2012. Operating results for the six-month period ended June 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain immaterial amounts in the 2012 consolidated financial statements have been reclassified to conform to current-year presentation. The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair values at June 30, 2013, due to their short maturities. The Company recognizes activity related to its forward contract agreements at fair value. At June 30, 2013, the impact of the hedges to the consolidated financial statements was immaterial. The Company believes the carrying value of the lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at June 30, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2013.

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

Note 2. Business Combinations

Symbiotic Engineering, L.L.C. (“Symbiotic”)

In September 2012, the Company hired the staff of, and purchased certain assets and liabilities from, Symbiotic, a company based in Boulder, Colorado. The purchase was immaterial to the Company’s financial statements taken as a whole. The purchase included the Sustainability Information Management System platform, which brought the Company opportunities to provide utility clients information and analyses for better managing costs, promoting energy efficiency, protecting the environment, and creating consumer value.

GHK Holdings Limited (“GHK”)

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

Note 3. Contract Receivables

Contract receivables consisted of the following:
	June 30, 2013	December 31, 2012
Billed	$128,178	$135,917
Unbilled	80,882	70,469
Allowance for doubtful accounts	(1,620)	(1,448)
Contract receivables, net	$207,440	$204,938

Contract receivables, net of the established allowance for doubtful accounts, are stated at amounts expected to be realized in future periods. Unbilled receivables result from revenue that has been earned in advance of billing. Unbilled receivables can be invoiced at contractually defined intervals or milestones, as well as upon completion of the contract or government audits. The Company anticipates that the majority of unbilled receivables will be substantially billed and collected within one year, and therefore, classifies them as current assets in accordance with industry practice.

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

Road Home Contract

Although no legal proceeding has been commenced, the Company has received correspondence from the Office of Community Development of the State of Louisiana, claiming that the Company is responsible for the overpayment of Road Home program grant funds to some grant applicants. The Company anticipates that it will receive additional correspondence from the Office of Community Development related to the claim. The total claim received by the Company is approximately $60 million. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of June 30, 2013.

Note 5. Long-Term Debt

The Company entered into a Third Amended and Restated Business Loan and Security Agreement (the “Credit Facility”) on March 14, 2012, as amended May 29, 2012, with a syndication of eleven commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The Credit Facility amends and restates the Company’s previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, subject to limitations based upon certain financial, performance-based calculations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Company incurred approximately $2.0 million in additional debt issuance costs related to amending the Credit Facility, which are amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.00 to 1.25 and a leverage ratio of not more than 1.00 to 3.75. As of June 30, 2013, the Company was in compliance with its covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.45% to 1.46% for the first six months of 2013.

As of June 30, 2013, the Company had $75.0 million in long-term debt outstanding, $3.0 million in outstanding letters of credit, and unused borrowing capacity of $322.0 million under the Credit Facility. Available borrowings under the Credit Facility, that are based on earnings and leverage ratios and exclude the accordion feature, were $290.6 million.

Note 6. Accounting for Stock-Based Compensation

On June 7, 2013, the Company’s stockholders ratified an amendment (the “Amendment”) to the ICF International, Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”). The Amendment increased the shares available for issuance under the Omnibus Plan by 1,750,000 shares from 1,800,000 to 3,550,000. Except as noted below, the other terms of the Omnibus Plan did not change.

The Omnibus Plan provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Under the Amendment, shares awarded that are not stock options or stock appreciation rights, are counted as 1.93 shares deducted for every one share delivered under those awards.

The Company recognized stock-based compensation expense of $2.3 million and $2.2 million for the three months ended June 30, 2013, and June 30, 2012, respectively, and $4.3 million and $3.9 million for the six months ended June 30, 2013, and June 30, 2012, respectively. Unrecognized compensation expense of $20.1 million as of June 30, 2013, related to unvested stock options and RSUs, will be recognized over a weighted-average period of approximately two years. During the six months ended June 30, 2013, the Company granted approximately 0.4 million shares in the form of equity compensation, including stock options, and RSUs. As of June 30, 2013, the Company had approximately 2.1 million shares available to grant under its Omnibus Plan.

In addition to stock options and RSUs, the Company has begun to utilize Cash-Settled RSUs (“CSRSUs”) as a form of compensation. The CSRSUs vest annually over a four-year vesting term, and are settled only in cash payments. The cash payment is based on the fair value of the Company’s stock price at the vesting date, calculated by multiplying the number of CSRSUs vested, by the Company’s closing stock price on the vesting date. The payment is subject to a maximum payment cap and a minimum payment floor. The Company treats these awards as liability-classified awards, and therefore accounts for them at fair value. These awards have no impact on the shares available for grant under the Company’s Omnibus Plan, and have no impact on the calculated shares used in earnings per share calculations.

During the six months ended June 30, 2013, the Company awarded 0.2 million CSRSUs to its employees. The weighted-average grant date fair value of CSRSUs was $27.03 per share. Compensation expense related to CSRSUs computed under the fair value method for the three months and six months ended June 30, 2013, was $0.3 million and $0.4 million, respectively, based on the Company’s closing stock price of $31.51 per share as of June 30, 2013. The unrecognized expense related to CSRSUs totaled approximately $5.0 million at June 30, 2013. These costs are expected to be recognized over a weighted-average period of 3.7 years. The aggregate intrinsic value of CSRSUs at June 30, 2013 that are expected to vest was approximately $5.3 million.

Note 7. Income Taxes

The Company’s effective tax rate for the three-month and six-month periods ended June 30, 2013, was 38.0% and 39.2%, respectively.

The Company is subject to income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company remains subject to examination by the U.S. and state jurisdictions for tax years 2009 through 2012 and 2008 through 2012, respectively. The Company also remains subject to examination by foreign jurisdictions for tax years 2005 through 2012.

The Company’s total liability for unrecognized tax benefits as of June 30, 2013 and June 30, 2012 was $0.8 million and $0.7 million, respectively. Of the $0.8 million unrecognized tax benefit at June 30, 2013, $0.6 million, if recognized, would impact the Company’s effective tax rate. The Company does not anticipate a significant increase or decrease in unrecognized tax benefits during the next 12 months.

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 8. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and RSUs. The dilutive effect of stock options and RSUs excludes shares that would be anti-dilutive to the calculation of EPS if included. For the three-month and six-month periods ended June 30, 2013, approximately 0.4 million and 0.3 million anti-dilutive weighted-average shares have been excluded from the calculation of EPS, respectively. For the three-month and six-month periods ended June 30, 2012, 0.8 million and 0.3 million anti-dilutive weighted-average shares were excluded from the calculation of EPS, respectively. The dilutive effect of stock options, restricted stock, and RSUs for each period reported is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net Income	$10,331	$10,346	$20,443	$19,283

Weighted-average number of basic shares outstanding during the period	19,706	19,774	19,625	19,771
Dilutive effect of stock options, restricted stock and RSUs	290	197	368	290
Weighted-average number of diluted shares outstanding during the period	19,996	19,971	19,993	20,061

Basic earnings per share	$0.52	$0.52	$1.04	$0.98
Diluted earnings per share	$0.52	$0.52	$1.02	$0.96

Note 9. Subsequent Event

In July 2013, the Company hired the staff of, and purchased certain assets and liabilities from, Ecommerce Accelerator LLC (“ECA”), an e-commerce technology services firm. The purchase was immaterial to the Company’s financial statements taken as a whole. The addition of ECA will enhance the Company’s multi-channel, end-to-end e-commerce solutions.

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

•

Health, social programs, and consumer/financial. We provide research, evaluation advisory services, and implementation services, including program development and information technology applications, for public health issues and for a variety of social programs, such as those focused on education, housing, and veterans. We also provide advisory and technology services to consumer and financial businesses and government agencies that interact with those businesses.

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

Key Clients:

•

Government. We provide our advisory, implementation, and evaluation and improvement services to government, and multilateral institutions. These clients include U.S. federal clients, U.S. state and local clients, and non-U.S. government clients.

•

Commercial. We also provide our services to commercial clients worldwide, such as airlines, airports, electric and gas utilities, financial institutions, health payer and provider organizations, law firms, multinational corporations, non-profit organizations, oil companies, and retail firms. These clients include both U.S. and non-U.S. based clients.

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

OUTLOOK

Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements across the program life cycle in our three key markets, and to complete additional acquisitions which we are able to successfully integrate. In our three markets, we will continue to focus on building scale in domain and horizontal expertise; developing our commercial, as well as our government, business; and replicating our business model geographically throughout the world.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. We enter into contracts that are time-and-materials, cost-based (including cost-based fixed fee, cost-based award fee, and cost-based incentive fee, as well as grants and cooperative agreements), and fixed-price.

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

•

Fixed-Price Contracts. Revenue for fixed-price contracts is recognized when earned, generally as work is performed. Services performed vary from contract to contract and are not always uniformly performed over the term of the arrangement. Based on the nature of the fixed-price contract, we recognize revenue in the following ways:

•

Proportional Performance: Revenue on certain fixed-price contracts is recorded each period based upon certain contract performance measures (labor hours, labor costs, or total costs) incurred expressed as a proportion of a total project estimate. Thus, labor hours, labor costs, or total contract costs incurred to date are compared with the total estimate for these items at completion. Performance is based on the ratio of the incurred hours or costs to the total estimate. Progress on a contract is monitored regularly to ensure that revenue recognized reflects project status. When hours or costs incurred are used as the basis for revenue recognition, the hours or costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client. Clients are typically obligated to pay as services are performed, and in the event that a client cancels the contract, payment for services performed through the date of cancellation is negotiated with the client.

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

RESULTS OF OPERATIONS

Three Months ended June 30, 2013, compared to Three Months ended June 30, 2012

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Year-to-Year Change Three Months Ended June 30,
	2013	2012	2013	2012	2012 to 2013
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$241,568	$239,649	100.0%	100.0%	$1,919	0.8%
Direct Costs	151,528	147,861	62.7%	61.7%	3,667	2.5%
Operating Costs and Expenses
Indirect and selling expenses	67,604	67,404	28.0%	28.1%	200	0.3%
Depreciation and amortization	2,782	2,597	1.1%	1.1%	185	7.1%
Amortization of intangible assets	2,359	3,519	1.0%	1.5%	(1,160)	(33.0)%
Total Operating Costs and Expenses	72,745	73,520	30.2%	30.7%	(775)	(1.1)%
Operating Income	17,295	18,268	7.2%	7.6%	(973)	(5.3)%
Other (Expense) Income
Interest expense	(626)	(814)	(0.3)%	(0.3)%	188	(23.1)%
Other income (expense)	(9)	(212)	-	(0.1)%	203	(95.8)%
Income before Income Taxes	16,660	17,242	6.9%	7.2%	(582)	(3.4)%
Provision for Income Taxes	6,329	6,896	2.6%	2.9%	(567)	(8.2)%
Net Income	$10,331	$10,346	4.3%	4.3%	$(15)	(0.1)%
Foreign currency translation adjustment	(197)	(230)	(0.1)%	(0.1)%	33	(14.3)%
Comprehensive Income	$10,134	$10,116	4.2%	4.2%	$18	0.2%

Gross Revenue. Revenue for the three months ended June 30, 2013, was $241.6 million, compared to $239.6 million for the three months ended June 30, 2012, representing an increase of $1.9 million or 0.8%. Revenue at June 30, 2013 compared to June 30, 2012 increased approximately 3.3% from our commercial clients, led by energy efficiency program revenues, and was flat from our government clients. We achieved revenue growth in our health, social programs, and consumer/financial market of approximately 7.1%. Revenue decreased in our energy, environment, and infrastructure market by approximately 5.9%; and public safety and defense market by approximately 0.5%. We anticipate the growth rate of our revenue from commercial clients will continue to exceed the revenue growth rate from our government clients.

Direct Costs. Direct costs for the three months ended June 30, 2013, were $151.5 million compared to $147.9 million for the three months ended June 30, 2012, an increase of $3.7 million or 2.5%. The increase in direct costs is primarily attributable to an increase in subcontractor expense. Direct costs as a percent of revenue increased to 62.7% for the three months ended June 30, 2013, compared to 61.7% for the three months ended June 30, 2012.

Indirect and selling expenses. Indirect and selling expenses for the three months ended June 30, 2013 were $67.6 million compared to $67.4 million for the three months ended June 30, 2012, an increase of $0.2 million or 0.3%. Indirect and selling expenses as a percent of revenue was flat compared to the prior year period.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2013, was $2.8 million compared to $2.6 million for the three months ended June 30, 2012. The increase is due to expenses for newly acquired assets related to the opening of offices, and an additional technology-related license agreement.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2013, was $2.4 million compared to $3.5 million for the three months ended June 30, 2012. The 33.0% decrease resulted primarily from reduced amortization of intangible assets related to acquisitions in prior years.

Operating Income. For the three months ended June 30, 2013, operating income was $17.3 million compared to $18.3 million for the three months ended June 30, 2012, a decrease of $1.0 million or 5.3%. Operating income as a percent of revenue decreased to 7.2% for the three months ended June 30, 2013, from 7.6% for the three months ended June 30, 2012. The decrease in operating income was primarily due to higher subcontractor costs.

Interest expense. For the three months ended June 30, 2013, interest expense was $0.6 million, compared to $0.8 million for the three months ended June 30, 2012. The $0.2 million decrease was due primarily to a decrease in the average debt balance.

Provision for Income Taxes. Our effective income tax rate for the three months ended June 30, 2013, and June 30, 2012, was 38.0% and 40.0%, respectively. The reduction is primarily related to favorable adjustments resulting from refinement of our prior year tax positions.

Six Months ended June 30, 2013, compared to Six Months ended June 30, 2012

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Six Months Ended June 30,				Year-to-Year Change Six Months Ended June 30,
	2013	2012	2013	2012	2012 to 2013
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$475,489	$467,290	100.0%	100.0%	$8,199	1.8%
Direct Costs	294,346	288,049	61.9%	61.6%	6,297	2.2%
Operating Costs and Expenses
Indirect and selling expenses	135,866	133,257	28.5%	28.5%	2,609	2.0%
Depreciation and amortization	5,581	4,292	1.2%	0.9%	1,289	30.0%
Amortization of intangible assets	4,752	7,050	1.0%	1.5%	(2,298)	(32.6)%
Total Operating Costs and Expenses	146,199	144,599	30.7%	30.9%	1,600	1.1%
Operating Income	34,944	34,642	7.4%	7.4%	302	0.9%
Other (Expense) Income
Interest expense	(1,394)	(2,241)	(0.3)%	(0.5)%	847	(37.8)%
Other income (expense)	69	(263)	-	(0.1)%	332	(126.2)%
Income before Income Taxes	33,619	32,138	7.1%	6.9%	1,481	4.6%
Provision for Income Taxes	13,176	12,855	2.8%	2.8%	321	2.5%
Net Income	$20,443	$19,283	4.3%	4.1%	$1,160	6.0%
Foreign currency translation adjustment	(442)	(619)	(0.1)%	(0.1)%	177	(28.6)%
Comprehensive Income	$20,001	$18,664	4.2%	4.0%	$1,337	7.2%

Gross Revenue. Revenue for the six months ended June 30, 2013, was $475.5 million, compared to $467.3 million for the six months ended June 30, 2012, representing an increase of $8.2 million or 1.8%. Revenue for the first six months at June 30, 2013 compared to June 30, 2012 increased approximately 8.2% from our commercial clients, led by energy efficiency program revenues, and decreased approximately 0.6% from our government clients. We achieved revenue growth in our health, social programs, and consumer/financial market of approximately 6.3%. Revenue decreased in our energy, environment, and infrastructure market by approximately 2.0%; and in our public safety and defense market by approximately 2.4%. We anticipate the growth rate of our revenue from commercial clients will continue to exceed the revenue growth rate from our government clients.

Direct Costs. Direct costs for the six months ended June 30, 2013, were $294.3 million compared to $288.0 million for the six months ended June 30, 2012, an increase of $6.3 million or 2.2%. The increase in direct costs is primarily attributable to an increase in subcontractor expense. Direct costs as a percent of revenue increased to 61.9% for the six months ended June 30, 2013, compared to 61.6% for the six months ended June 30, 2012.

Indirect and selling expenses. Indirect and selling expenses for the six months ended June 30, 2013 were $135.9 million compared to $133.3 million for the six months ended June 30, 2012, an increase of $2.6 million or 2.0%. The increase in indirect and selling expenses is primarily attributable to an increase in indirect labor and benefits, primarily resulting from the acquisition of GHK. Indirect and selling expenses as a percent of revenue were flat compared to the prior year.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2013, was $5.6 million compared to $4.3 million for the six months ended June 30, 2012. The increase in depreciation and amortization of 30.0% was primarily due to a benefit from a change of the estimated useful lives of certain technology-related assets in the first quarter of 2012, an increase in expenses for newly acquired assets related to the opening of offices, and an additional technology-related license agreement.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2013, was $4.8 million compared to $7.1 million for the six months ended June 30, 2012. The 32.6% decrease resulted primarily from reduced amortization of intangible assets related to acquisitions in prior years.

Operating Income. For the six months ended June 30, 2013, operating income was $34.9 million, compared to $34.6 million for the six months ended June 30, 2012. Operating income as a percent of revenue was flat compared to the prior year.

Interest expense. For the six months ended June 30, 2013, interest expense was $1.4 million, compared to $2.2 million for the six months ended June 30, 2012. The $0.8 million decrease was due primarily to a decrease in the average debt balance.

Provision for Income Taxes. Our effective income tax rate for the six months ended June 30, 2013, and June 30, 2012, was 39.2% and 40.0%, respectively. The reduction is primarily related to favorable adjustments resulting from refinement of our prior year tax positions.

SELECTED KEY METRICS

Revenue

We earn revenue from services that we provide to clients in three key markets:

•	Energy, environment, and infrastructure;

•	Health, social programs, and consumer/financial; and

•	Public safety and defense.

The following table shows our revenue from each of our three markets as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market. Certain amounts in the prior year have been reclassified to conform to current year presentation~~.~~

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Energy, environment, and infrastructure	38%	41%	39%	40%
Health, social programs, and consumer/financial	49%	46%	48%	46%
Public safety and defense	13%	13%	13%	14%
Total	100%	100%	100%	100%

Our primary clients are the agencies and departments of the U.S. federal, and state and local governments. We are increasingly providing services to commercial and non-U.S. government clients. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
U.S. federal government	59%	59%	59%	61%
U.S. state and local government	9%	10%	9%	10%
Non-U.S. government	4%	4%	4%	3%
Government	72%	73%	72%	74%
Commercial	28%	27%	28%	26%
Total	100%	100%	100%	100%

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

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Time-and-materials	51%	49%	51%	50%
Fixed-price	28%	30%	29%	29%
Cost-based	21%	21%	20%	21%
Total	100%	100%	100%	100%

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

We define unfunded backlog as the difference between total backlog and funded backlog. Our estimate of unfunded backlog for a particular contract is based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. Our estimate of total backlog for a contract included in unfunded backlog is sometimes lower than the revenue that would result from our client utilizing all remaining contract capacity.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	June 30,
	2013	2012
	(in millions)
Funded	$646.6	$715.6
Unfunded	815.4	825.2
Total	$1,462.0	$1,540.8

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

Credit Facility. We entered into the Credit Facility on March 14, 2012, as amended May 29, 2012, with a syndication of eleven commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The Credit Facility amends and restates our previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, subject to limitations based upon certain financial, performance-based calculations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. We incurred approximately $2.0 million in additional debt issuance costs related to amending the Credit Facility which will be amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.00 to 1.25 and a leverage ratio of not more than 1.00 to 3.75. As of June 30, 2013, we were in compliance with our covenants under the Credit Facility.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.45% to 1.46% for the first six months of 2013.

Financial Condition. There were several changes in our balance sheet during the quarter ended June 30, 2013. As further described below, cash decreased to $5.5 million on June 30, 2013, from $14.7 million on December 31, 2012, and long-term debt decreased to $75.0 million on June 30, 2013, from $105.0 million on December 31, 2012. Accounts receivable increased slightly compared to December 31, 2012, and days-sales-outstanding decreased to 69 days on June 30, 2013, as compared to 71 days on December 31, 2012. Other intangible assets, net, decreased to $16.3 million on June 30, 2013, from $21.0 million on December 31, 2012, due to amortization. Accounts payable decreased to $37.5 million on June 30, 2013, compared to $44.7 million on December 31, 2012, due to a decrease in days-payables-outstanding to 46 days from 50 days. Income tax receivable decreased $7.6 million, compared to December 31, 2012, due to applying the income tax receivable as of December 31, 2012 to current year tax obligations.

With the continued expansion and implementation of our international growth strategy, and coinciding with our acquisition of GHK, we have begun to explore various options of mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have multiple forward contract agreements (“hedges”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair-value of the hedges in our results of operations. As we continue to implement our international growth strategy, we may increase the size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. The current impact of the hedges to the consolidated financial statements is immaterial:

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under the Credit Facility. As of June 30, 2013, we had $75.0 million borrowed under our revolving line of credit, outstanding letters of credit of $3.0 million, and unused borrowing capacity of $322.0 million available for our working capital needs and for other purposes. Available borrowings under the Credit Facility, that are based on earnings and leverage ratios and exclude the accordion feature, were $290.6 million.

We anticipate that our long-term liquidity requirements, including any future acquisitions, will be funded through a combination of cash flow from operations, borrowings under the Credit Facility, additional secured or unsecured debt, or the issuance of common or preferred stock, each of which may be initially funded through borrowings under the Credit Facility.

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

Share Repurchase Program. In 2011, the Company’s Board of Directors approved a share repurchase program, authorizing us to repurchase in the aggregate up to $35.0 million of our outstanding common stock. Purchases under this program may be made from time to time at prevailing market prices in open market purchases, or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations at our sole discretion. Of the $35.0 million approved for share repurchases, we have remaining availability of approximately $24.5 million. For the six-months ended June 30, 2013, we have made no share repurchases.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash was $5.5 million and $14.7 million on June 30, 2013, and December 31, 2012, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the three months ended June 30, 2013, and June 30, 2012:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$30,298	$28,421
Net cash used in investing activities	(7,197)	(16,634)
Net cash used in financing activities	(31,898)	(10,008)
Effect of exchange rate on cash	(442)	(619)
Net increase (decrease) in cash	$(9,239)	$1,160

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $30.3 million for the six months ended June 30, 2013, and $28.4 million for the six months ended June 30, 2012. Cash flows from operating activities for the first six months of 2013 were positively impacted by a net income tax receivable, and were negatively impacted by accounts payable, and prepaid expenses and other assets. Cash flows from operating activities for the first six months of 2012 were negatively impacted by a net income tax receivable and accounts payable.

Investing activities used cash of $7.2 million for the six months ended June 30, 2013, compared to $16.6 million for the six months ended June 30, 2012. The cash used in investing activities for the first six months of 2013 was primarily for capital expenditures. The cash used in investing activities for the first six months of 2012 was primarily for our business combination of GHK and capital expenditures.

For the six months ended June 30, 2013, cash flow used in financing activities of $31.9 million was attributable primarily to $30.0 million in net payments on our revolving line of credit. For the six months ended June 30, 2012, cash flow used in financing activities of $10.0 million was attributable primarily to net payments for stockholder issuances and buybacks.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $20.0 million that reduce the funds available under the revolving line of credit when issued. As of June 30, 2013, we had 9 outstanding letters of credit with a total value of $3.0 million.

The following table summarizes our contractual obligations as of June 30, 2013 that require us to make future cash payments. We have included all payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Rent of facilities	$248,156	$29,408	$54,626	$40,602	$123,520
Operating lease obligations	1,499	750	721	28	—
Long-term debt obligation	75,000	—	—	75,000	—
Total	$324,655	$30,158	$55,347	$115,630	$123,520

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on March 1, 2013.

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

Issuances of Common Stock. For the three months ended June 30, 2013, a total of 1,155 shares of unregistered common stock, valued at an aggregate of $30,723, were issued to two directors of the Company in lieu of cash for director fee compensation on April 1, 2013. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. During the three months ended June 30, 2013, the Company purchased 42,736 shares of common stock for an aggregate of $1,144,447 from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of RSUs, in accordance with the applicable long-term incentive plan. The average fair value of the common stock purchased was $26.78 per share.

The following table summarizes stock repurchases in satisfaction of tax withholding obligations for the three months ended June 30, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share
April 1 – April 30	33,436	$26.58
May 1 – May 31	9,300	$27.48
June 1 – June 30	––	$––
Total	42,736	$26.78

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 2, 2013	By:	/S/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 2, 2013	By:	/S/ James Morgan
James Morgan
Chief Financial Officer (Principal Financial Officer)