Form 10-Q
period 2013-09-30
ICF International, Inc.
filed 2013-11-06
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 __________________________

FORM 10-Q

 __________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

☐  Yes     ☒  No

As of November 1, 2013, there were 19,891,239 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2013

 PART I. FINANCIAL INFORMATION

Item  1.      Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)

	September 30, 2013	December 31, 2012
	(Unaudited)
Current Assets:
Cash	$6,006	$14,725
Contract receivables, net	216,439	204,938
Prepaid expenses and other	10,236	7,608
Income tax receivable	2,719	11,231
Total current assets	235,400	238,502

Total property and equipment, net	27,732	28,860
Other assets:
Goodwill	421,480	410,583
Other intangible assets, net	14,738	21,016
Restricted cash	2,042	2,015
Other assets	10,887	8,745
Total Assets	$712,279	$709,721

Current Liabilities:
Accounts payable	$42,104	$44,665
Accrued salaries and benefits	39,176	42,264
Accrued expenses	34,359	31,779
Deferred revenue	19,069	22,333
Deferred income taxes	5,237	5,790
Total current liabilities	139,945	146,831

Long-term Liabilities:
Long-term debt	64,064	105,000
Deferred rent	12,286	10,599
Deferred income taxes	10,114	9,081
Other	18,744	9,460
Total Liabilities	245,153	280,971
Commitments and Contingencies	—	—
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 20,575,953 and 20,171,613 issued; and 19,869,548 and 19,559,409 outstanding as of September 30, 2013, and December 31, 2012, respectively	21	20
Additional paid-in capital	246,680	237,262
Retained earnings	238,151	206,577
Treasury stock	(16,488)	(13,868)
Accumulated other comprehensive loss	(1,238)	(1,241)
Total Stockholders’ Equity	467,126	428,750
Total Liabilities and Stockholders’ Equity	$712,279	$709,721

The accompanying notes are an integral part of these consolidated financial statements.

 ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Gross Revenue	$244,055	$237,864	$719,544	$705,154
Direct Costs	154,024	148,267	448,370	436,316
Operating costs and expenses:
Indirect and selling expenses	67,647	66,356	203,513	199,613
Depreciation and amortization	2,771	2,766	8,352	7,058
Amortization of intangible assets	2,459	3,480	7,211	10,530
Total operating costs and expenses	72,877	72,602	219,076	217,201

Operating income	17,154	16,995	52,098	51,637
Interest expense	(476)	(924)	(1,870)	(3,165)
Other income (expense)	140	(116)	209	(379)
Income before income taxes	16,818	15,955	50,437	48,093
Provision for income taxes	5,687	6,382	18,863	19,237
Net income	$11,131	$9,573	$31,574	$28,856

Earnings per Share:
Basic	$0.56	$0.49	$1.60	$1.46
Diluted	$0.55	$0.48	$1.57	$1.44

Weighted-average Shares:
Basic	19,802	19,610	19,685	19,717
Diluted	20,165	19,770	20,088	20,004

Other comprehensive income:
Foreign currency translation adjustments	445	84	3	(535)
Comprehensive income	$11,576	$9,657	$31,577	$28,321

The accompanying notes are an integral part of these consolidated financial statements.

   ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2013	2012
Cash flows from operating activities
Net income	$31,574	$28,856
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	432	2,915
Loss on disposal of fixed assets	1	102
Non-cash equity compensation	6,565	6,419
Depreciation and amortization	15,563	17,588
Amortization of debt issue costs	357	443
Deferred rent	1,898	2,745
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(10,199)	13,045
Prepaid expenses and other assets	(5,337)	(765)
Accounts payable	(1,694)	462
Accrued salaries and benefits	(3,119)	(115)
Accrued expenses	4,665	2,930
Deferred revenue	(3,621)	(6,151)
Income tax receivable and payable	8,512	(910)
Restricted cash	(27)	(614)
Other liabilities	1,256	(95)
Net cash provided by operating activities	46,826	66,855

Cash flows from investing activities
Capital expenditures for property and equipment and capitalized software	(10,082)	(10,404)
Payments for business acquisitions, net of cash received	(4,763)	(10,749)
Net cash used in investing activities	(14,845)	(21,153)

Cash flows from financing activities
Advances from working capital facilities	90,790	150,516
Payments on working capital facilities	(131,726)	(180,516)
Debt issue costs	—	(1,957)
Proceeds from exercise of options	2,360	67
Tax benefits of stock option exercises and award vesting	338	649
Net payments for stockholder issuances and buybacks	(2,465)	(11,961)
Net cash used in financing activities	(40,703)	(43,202)
Effect of exchange rate on cash	3	(535)

Increase (decrease) in cash	(8,719)	1,965
Cash, beginning of period	14,725	4,097
Cash, end of period	$6,006	$6,062

Supplemental disclosure of cash flow information
Cash paid during the period for:
Interest	$1,881	$2,593
Income taxes	$9,764	$16,706
Non-cash investing and financing transactions:
Fair value of contingent consideration payable in connection with acquisition	$8,028	$—

 The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share amounts)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. Operating results for the nine-month period ended September 30, 2013, are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. Certain immaterial amounts in the 2012 consolidated financial statements have been reclassified to conform to current-year presentation. The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair values at September 30, 2013, due to their short maturities. The Company recognizes activity related to its forward contract agreements and contingent consideration payable in connection with acquisitions at fair value. At September 30, 2013, the impact of the hedges and contingent consideration payable to the consolidated financial statements was immaterial. The Company believes the carrying value of the lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at September 30, 2013. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2012, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2013.

Nature of Operations

The Company provides management, technology, and policy professional services in the areas of energy, environment, and infrastructure; health, social programs, and consumer/financial; and public safety and defense. The Company’s major clients are United States (“U.S.”) government departments and agencies, especially the Department of Health and Human Services (“HHS”), Department of Defense (“DoD”), Department of State (“DOS”), Environmental Protection Agency (“EPA”), Department of Homeland Security (“DHS”), U.S. Department of Agriculture (“USDA”), Department of Housing and Urban Development (“HUD”), Department of Transportation (“DOT”), Department of Interior (“DOI”), Department of Justice (“DOJ”), Department of Energy (“DOE”), Department of Education (“ED”) and National Science Foundation (“NSF”); U.S. state and local government departments and agencies; non-U.S. governments, and multilateral institutions; and commercial clients worldwide, such as airlines, airports, electric and gas utilities, financial institutions, health payer and provider organizations, law firms, multinational corporations, non-profit organizations, oil companies, and retail firms. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 60 offices in the U.S. and over 15 offices in key markets outside the U.S., including offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, and Rio de Janeiro.

Note 2. Summary of Significant Accounting Policies

Goodwill and Other Intangible Assets

The Company performs its annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, the Company has concluded that it is one reporting unit consistent with its one reportable segment. For the annual impairment review as of September 30, 2013, the Company opted to perform a qualitative assessment of whether it is more likely than not that the fair value of the Company’s reporting unit is less than its carrying amount. If, after completing the qualitative assessment, the Company determines that it is not more likely than not that the carrying value exceeds the estimated fair value, it may conclude that no impairment exists. If the Company concludes otherwise, a two-step goodwill impairment test must be performed which includes a comparison of the fair value of the reporting unit to the carrying value. If the estimated fair value of the reporting unit is less than the carrying value, a second calculation is required to measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.

The Company’s qualitative analysis as of September 30, 2013 included macroeconomic and industry and market specific considerations, financial performance indicators and measurements, and other factors. Based on the qualitative assessment, the Company determined that it is not more likely than not that the fair value of the Company’s one reporting unit is less than its carrying amount, and thus the two-step impairment test is not required to be performed for 2013. Therefore, based upon management’s review, no goodwill impairment charge was required as of September 30, 2013. Historically, the Company has recorded no goodwill impairment charges.

Note 3. Business Combinations

Ecommerce Accelerator LLC (“ECA”)

In July 2013, the Company hired the staff of, and purchased certain assets and liabilities from, ECA, an e-commerce technology services firm based in New York, New York. In connection with the acquisition, the Company recorded a contingent consideration payable reflected in other long-term liabilities. The purchase was immaterial to the Company’s financial statements taken as a whole. The addition of ECA enhanced the Company’s multi-channel, end-to-end e-commerce solutions.

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

Note 4. Contract Receivables

Contract receivables consisted of the following:

	September 30, 2013	December 31, 2012
Billed	$117,088	$135,917
Unbilled	100,950	70,469
Allowance for doubtful accounts	(1,599)	(1,448)
Contract receivables, net	$216,439	$204,938

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

Note 5. Commitments and Contingencies

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

Road Home Contract

Although no legal proceeding has been commenced, the Company has received correspondence from the Office of Community Development of the State of Louisiana, claiming that the Company is responsible for the overpayment of Road Home program grant funds to some grant applicants. Based on statements of the Office of Community Development, the Company could receive additional correspondence from the Office of Community Development related to the claim. The total claim received by the Company to date is approximately $70 million. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of September 30, 2013.

Note 6. Long-Term Debt

The Company entered into a Third Amended and Restated Business Loan and Security Agreement (the “Credit Facility”) on March 14, 2012, as amended May 29, 2012 and July 31, 2013, with a syndication of eleven commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The Credit Facility amends and restates the Company’s previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, subject to limitations based upon certain financial, performance-based calculations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Company incurred approximately $2.0 million in additional debt issuance costs related to amending the Credit Facility, which are amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of September 30, 2013, the Company was in compliance with its covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.43% to 1.46% for the first nine months of 2013.

As of September 30, 2013, the Company had $64.1 million in long-term debt outstanding, $3.0 million in outstanding letters of credit, and unused borrowing capacity of $332.9 million under the Credit Facility. Available borrowings under the Credit Facility, that are based on earnings and leverage ratios and exclude the accordion feature, were $295.6 million.

Note 7. Accounting for Stock-Based Compensation

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

The Company recognized stock-based compensation expense of $2.3 million and $2.5 million for the three months ended September 30, 2013, and September 30, 2012, respectively, and $6.6 million and $6.4 million for the nine months ended September 30, 2013, and September 30, 2012, respectively. Unrecognized compensation expense of $17.4 million as of September 30, 2013, related to unvested stock options and unsettled RSUs, will be recognized over a weighted-average period of approximately two years. During the nine months ended September 30, 2013, the Company granted approximately 0.4 million shares in the form of equity compensation, including stock options, and stock-settled RSUs. As of September 30, 2013, the Company had approximately 2.1 million shares available for grant under the Omnibus Plan.

In addition to stock options and RSUs, the Company has begun to utilize Cash-Settled RSUs (“CSRSUs”) as a form of compensation. The CSRSUs vest annually over a four-year vesting term, and are settled only in cash payments. The cash payment is based on the fair value of the Company’s stock price at the vesting date, calculated by multiplying the number of CSRSUs vested by the Company’s closing stock price on the vesting date. The payment is subject to a maximum payment cap and a minimum payment floor. The Company treats these awards as liability-classified awards, and therefore accounts for them at fair value. These awards have no impact on the shares available for grant under the Omnibus Plan, and have no impact on the calculated shares used in earnings per share calculations.

During the nine months ended September 30, 2013, the Company awarded 0.2 million CSRSUs to its employees. The weighted-average grant date fair value of CSRSUs was $27.77 per share. Compensation expense related to CSRSUs computed under the fair value method for the three months and nine months ended September 30, 2013, was $0.4 million and $0.8 million, respectively, based on the Company’s closing stock price of $35.41 per share as of September 30, 2013. The unrecognized expense related to CSRSUs totaled approximately $5.8 million at September 30, 2013. These costs are expected to be recognized over a weighted-average period of 3.5 years. The aggregate intrinsic value of CSRSUs at September 30, 2013 that are expected to vest was approximately $6.6 million.

Note 8. Income Taxes

The Company’s effective tax rate for the three-month and nine-month periods ended September 30, 2013, was 33.8% and 37.4%, respectively.

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

The Company’s total liability for unrecognized tax benefits as of September 30, 2013 and September 30, 2012 was $1.2 million and $0.8 million, respectively. If recognized, the $1.2 million unrecognized tax benefit at September 30, 2013 would have a favorable impact on the Company’s effective tax rate. The Company anticipates a decrease in unrecognized tax benefits during the next 12 months of approximately $0.6 million.

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 9. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and settlement of RSUs. The dilutive effect of stock options and RSUs excludes shares that would be anti-dilutive to the calculation of EPS if included. For the three-month and nine-month periods ended September 30, 2013, approximately 0.2 million and 0.3 million anti-dilutive weighted-average shares were excluded from the calculation of EPS, respectively. For the three-month and nine-month periods ended September 30, 2012, approximately 0.5 million and 0.4 million anti-dilutive weighted-average shares were excluded from the calculation of EPS, respectively. The dilutive effect of stock options, restricted stock, and RSUs for each period reported is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net Income	$11,131	$9,573	$31,574	$28,856

Weighted-average number of basic shares outstanding during the period	19,802	19,610	19,685	19,717
Dilutive effect of stock options, restricted stock and RSUs	363	160	403	287
Weighted-average number of diluted shares outstanding during the period	20,165	19,770	20,088	20,004

Basic earnings per share	$0.56	$0.49	$1.60	$1.46
Diluted earnings per share	$0.55	$0.48	$1.57	$1.44

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including, but not limited to:

•	our dependence on contracts with U.S. federal, state, and local government agencies and departments for the majority of our revenue;

•

failure by Congress or other governmental bodies to approve budgets in a timely fashion including, but not limited to, budgetary cuts resulting from automatic sequestration under the Budget Control Act of 2011;

•	results of routine and non-routine government audits and investigations;

•	failure to receive the full amount of our backlog;

•	difficulties in implementing our acquisition strategy;

•	difficulties in expanding our service offerings and client base;

•	liabilities arising from our completed Road Home contract with the State of Louisiana; and

•	additional risks as a result of having non-U.S. operations.

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

OVERVIEW AND OUTLOOK

We provide management, technology, and policy consulting and implementation services to government and commercial clients. We help our clients conceive, develop, implement, and improve solutions that address complex natural resource, social, and public safety issues. Our services primarily address three key markets: energy, environment, and infrastructure; health, social programs, and consumer/financial; and public safety and defense. We provide services across these three markets that deliver value throughout the entire life cycle of a policy, program, project, or initiative, from concept analysis and design through implementation and evaluation and, when applicable, improvement.

Our federal government clients have included every cabinet-level department, primarily with HHS, DoD, DOS, EPA, DHS, USDA, HUD, DOT, DOI, DOJ, DOE, ED and NSF. We also serve a variety of commercial clients, many of which have a global presence. For the three months ended September 30, 2013, revenue generated by U.S. federal government clients and commercial clients was 58% and 27%, respectively. The remaining 15% of revenue was generated by state and local government clients, as well as non-U.S. government clients.

In the third quarter of 2013, we continued to see growth in commercial client revenue while U.S. federal government client revenues remained stable. Gross revenue increased approximately 2.6% to $244.1 million for the three months ended September 30, 2013 compared to the prior year period. Operating income increased approximately 0.9% to $17.2 million, and net income increased approximately 16.3% to $11.1 million for the three months ended September 30, 2013 compared to the prior year period. We anticipate that we will continue to be able to grow net income at a higher rate than our growth in revenue. The total value of contract backlog was $1,664.0 million at September 30, 2013, and $1,612.4 at September 30, 2012.

Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements across the program life cycle in our three key markets, and to complete and successfully integrate additional acquisitions. In our three markets, we will continue to focus on building scale in domain and horizontal expertise; developing business with both our government and commercial clients; and replicating our business model geographically throughout the world. In doing so, we will continue to evaluate acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers. The federal government’s budget deficit, the national debt, and prevailing economic conditions could negatively affect federal government expenditures on programs we support. Substantial congressional debate has occurred, and is ongoing, regarding the amount of government spending, spending priorities, and deficit reduction actions as indicated by the most recent government “shut down” in October 2013. We expect that the October shut down will have a negative impact on our operations and financial position in the fourth quarter of 2013, and we are continuing to assess what the full impact will be.

We anticipate this debate will continue to be an industry overhang for the foreseeable future for us and our peers. While actions by Congress could result in reductions in discretionary spending by the federal government that could delay or reduce our revenue, profit, and cash flow and have a negative impact on our business and results of operations, we believe we are well positioned in markets that have been, and will continue to be, priorities to the federal government.

We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, potential acquisitions, customary capital expenditures, and other current working capital requirements.

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

•

Health, social programs, and consumer/financial. We provide advisory services, implementation services, including program development and information technology applications, and evaluation and improvement services for public health issues and for a variety of social programs, such as those focused on education, housing, and veterans. We also provide advisory and technology services to consumer and financial businesses and government agencies that interact with those businesses.

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

•

Evaluation and Improvement Services. We provide evaluation and improvement services that help our clients increase the effectiveness and transparency of their programs. These services include program evaluations, continuous improvement initiatives, performance management, benchmarking, and return-on-investment analyses.

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

Our clients utilize our advisory services because we offer a combination of deep subject-matter expertise and institutional experience in our market areas. We believe that our domain expertise and the program knowledge developed from our advisory engagements further position us to provide implementation and evaluation and improvement services.

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

CRITICAL ACCOUNTING ESTIMATES

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

We perform our annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, we have concluded that the Company is one reporting unit.  For the annual impairment review as of September 30, 2013, we opted to perform a qualitative assessment of whether it is more likely than not that our reporting unit's fair value is less than its carrying amount. If, after completing our qualitative assessment, we determine that it is not more likely than not that the carrying value exceeds the estimated fair value, we may conclude that no impairment exists. If we conclude otherwise, a two-step goodwill impairment test must be performed which includes a comparison of the fair value of the reporting unit to the carrying value. When required, we estimate the fair value of our one reporting unit using a market-based approach, which includes certain premiums. We conduct a market comparison in which we assess premiums paid in excess of market price in acquisitions of other publicly-traded companies occurring within the past four years of our review. In our comparison, we take into consideration the market, industry, geographic location, and other relevant information of such companies. We then select an appropriate premium based on these factors and apply it to our determination of fair value. We view premiums paid in excess of market price to be derived from potential synergies and benefits gained as a result of the acquisition and, accordingly, we believe the inclusion of these premiums in our determination of fair value is appropriate. If the estimated fair value of the reporting unit is less than the carrying value, a second calculation is required to measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.

Our qualitative analysis as of September 30, 2013 included macroeconomic and industry and market specific considerations, financial performance indicators and measurements, and other factors. Based on our qualitative assessment, we determined that it is not more likely than not that the fair value of our one reporting unit is less than its carrying amount, and thus the two-step impairment test is not required to be performed for 2013. Therefore, based upon management’s review, no goodwill impairment charge was required as of September 30, 2013. Historically, we have recorded no goodwill impairment charges.

RESULTS OF OPERATIONS

Three Months ended September 30, 2013, compared to Three Months ended September 30, 2012

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Year-to-Year Change Three Months Ended September 30,
	2013	2012	2013	2012	2012 to 2013
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$244,055	$237,864	100.0%	100.0%	$6,191	2.6%
Direct Costs	154,024	148,267	63.1%	62.3%	5,757	3.9%
Operating Costs and Expenses
Indirect and selling expenses	67,647	66,356	27.7%	27.9%	1,291	1.9%
Depreciation and amortization	2,771	2,766	1.2%	1.2%	5	0.2%
Amortization of intangible assets	2,459	3,480	1.0%	1.5%	(1,021)	(29.3)%
Total Operating Costs and Expenses	72,877	72,602	29.9%	30.6%	275	0.4%
Operating Income	17,154	16,995	7.0%	7.1%	159	0.9%
Other (Expense) Income
Interest expense	(476)	(924)	(0.2)%	(0.3)%	448	(48.5)%
Other income (expense)	140	(116)	0.1%	(0.1)%	256	(220.7)%
Income before Income Taxes	16,818	15,955	6.9%	6.7%	863	5.4%
Provision for Income Taxes	5,687	6,382	2.3%	2.7%	(695)	(10.9)%
Net Income	$11,131	$9,573	4.6%	4.0%	$1,558	16.3%
Foreign currency translation adjustment	445	84	0.1%	0.1%	361	429.8%
Comprehensive Income	$11,576	$9,657	4.7%	4.1%	$1,919	19.9%

Gross Revenue. Revenue for the three months ended September 30, 2013, was $244.1 million, compared to $237.9 million for the three months ended September 30, 2012, representing an increase of $6.2 million or 2.6%. Revenue for the three months ended September 30, 2013 compared to September 30, 2012 increased approximately 7.7% from our commercial clients, primarily due to growth in energy efficiency program revenues, and increased 0.8% from our government clients. We achieved revenue growth in our health, social programs, and consumer/financial market of approximately 4.1% and in our energy, environment, and infrastructure market of approximately 5.3%. Revenue decreased in our public safety and defense market by approximately 10.5%. We anticipate that the growth rate of our revenue from commercial clients will continue to exceed the revenue growth rate from our government clients.

Direct Costs. Direct costs for the three months ended September 30, 2013, were $154.0 million compared to $148.3 million for the three months ended September 30, 2012, an increase of $5.8 million or 3.9%. The increase in direct costs is primarily attributable to an increase in subcontractor expense. Direct costs as a percent of revenue increased to 63.1% for the three months ended September 30, 2013, compared to 62.3% for the three months ended September 30, 2012. We generally expect the ratio of direct costs as a percentage of revenue to increase when our own labor decreases relative to subcontracted labor or outside consultants.

Indirect and selling expenses. Indirect and selling expenses for the three months ended September 30, 2013, were $67.6 million compared to $66.4 million for the three months ended September 30, 2012, an increase of $1.3 million or 1.9%. The increase in indirect and selling expenses is primarily attributable to an increase in indirect labor and benefits, partially offset by a decrease in non-labor expense. Indirect and selling expenses as a percent of revenue decreased slightly compared to the prior year period.

Depreciation and amortization. Depreciation and amortization was consistent period over period at $2.8 million for the three months ended September 30, 2013 and September 30, 2012.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2013, was $2.5 million compared to $3.5 million for the three months ended September 30, 2012. The 29.3% decrease resulted primarily from reduced amortization of intangible assets related to acquisitions in prior years.

Operating Income. For the three months ended September 30, 2013, operating income was $17.2 million compared to $17.0 million for the three months ended September 30, 2012, an increase of $0.2 million or less than 1%. Operating income as a percent of revenue decreased slightly to 7.0% for the three months ended September 30, 2013, from 7.1% for the three months ended September 30, 2012.

Interest expense. For the three months ended September 30, 2013, interest expense was $0.5 million, compared to $0.9 million for the three months ended September 30, 2012. The $0.4 million decrease was due primarily to a decrease in the average debt balance.

Provision for Income Taxes. Our effective income tax rate for the three months ended September 30, 2013, and September 30, 2012, was 33.8% and 40.0%, respectively. The rate reduction is primarily related to favorable adjustments resulting from recording of provision to return adjustments during the quarter as we filed our federal and certain state tax returns, favorable settlement of state income tax audits, and reversing uncertain tax positions with expiring statute of limitations. We anticipate recording additional benefits in the fourth quarter of 2013 which could impact the effective income tax rate, including adjustments for filing final state and foreign income tax returns, resolution of uncertain tax positions, and settlement of certain state tax audit examinations.

Nine Months ended September 30, 2013, compared to Nine Months ended September 30, 2012

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Nine Months Ended September 30,				Year-to-Year Change Nine Months Ended September 30,
	2013	2012	2013	2012	2012 to 2013
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$719,544	$705,154	100.0%	100.0%	$14,390	2.0%
Direct Costs	448,370	436,316	62.3%	61.9%	12,054	2.8%
Operating Costs and Expenses
Indirect and selling expenses	203,513	199,613	28.3%	28.3%	3,900	2.0%
Depreciation and amortization	8,352	7,058	1.2%	1.0%	1,294	18.3%
Amortization of intangible assets	7,211	10,530	1.0%	1.5%	(3,319)	(31.5)%
Total Operating Costs and Expenses	219,076	217,201	30.5%	30.8%	1,875	0.9%
Operating Income	52,098	51,637	7.2%	7.3%	461	0.9%
Other (Expense) Income
Interest expense	(1,870)	(3,165)	(0.2)%	(0.4)%	1,295	(40.9)%
Other income (expense)	209	(379)	-	(0.1)%	588	(155.1)%
Income before Income Taxes	50,437	48,093	7.0%	6.8%	2,344	4.9%
Provision for Income Taxes	18,863	19,237	2.6%	2.7%	(374)	(1.9)%
Net Income	$31,574	$28,856	4.4%	4.0%	$2,718	9.4%
Foreign currency translation adjustment	3	(535)	-	(0.1)%	538	(100.6)%
Comprehensive Income	$31,577	$28,321	4.4%	4.0%	$3,256	11.5%

Gross Revenue. Revenue for the nine months ended September 30, 2013, was $719.5 million, compared to $705.2 million for the nine months ended September 30, 2012, representing an increase of $14.4 million or 2.0%. Revenue for the first nine months ended September 30, 2013 compared to September 30, 2012 increased approximately 8.9% from our commercial clients, led by energy efficiency program revenues, and was flat from our government clients. We achieved revenue growth in our health, social programs, and consumer/financial market of approximately 4.8%, and in our energy, environment, and infrastructure market of approximately 1.1%. Revenue decreased in our public safety and defense market by approximately 4.9%. We anticipate that the growth rate of our revenue from commercial clients will continue to exceed the revenue growth rate from our government clients.

Direct Costs. Direct costs for the nine months ended September 30, 2013, were $448.4 million compared to $436.3 million for the nine months ended September 30, 2012, an increase of $12.1 million or 2.8%. The increase in direct costs is primarily attributable to an increase in subcontractor expense. Direct costs as a percent of revenue increased to 62.3% for the nine months ended September 30, 2013, compared to 61.9% for the nine months ended September 30, 2012. We generally expect the ratio of direct costs as a percentage of revenue to increase when our own labor decreases relative to subcontracted labor or outside consultants.

Indirect and selling expenses. Indirect and selling expenses for the nine months ended September 30, 2013 were $203.5 million compared to $199.6 million for the nine months ended September 30, 2012, an increase of $3.9 million or 2.0%. The increase in indirect and selling expenses is primarily attributable to an increase in indirect labor and benefits, partially offset by a decrease in non-labor expense. Indirect and selling expenses as a percent of revenue were flat compared to the prior year.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2013, was $8.4 million compared to $7.1 million for the nine months ended September 30, 2012. The increase in depreciation and amortization of 18.3% was primarily due to a benefit from a change of the estimated useful lives of certain technology-related assets in the first quarter of 2012, an increase in expenses for newly acquired assets related to the opening of offices, and an additional technology-related license agreement.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2013, was $7.2 million compared to $10.5 million for the nine months ended September 30, 2012. The 31.5% decrease resulted primarily from reduced amortization of intangible assets related to acquisitions in prior years.

Operating Income. For the nine months ended September 30, 2013, operating income was $52.1 million, compared to $51.6 million for the nine months ended September 30, 2012. Operating income as a percent of revenue decreased slightly compared to the prior year.

Interest expense. For the nine months ended September 30, 2013, interest expense was $1.9 million, compared to $3.2 million for the nine months ended September 30, 2012. The $1.3 million decrease was due primarily to a decrease in the average debt balance.

Provision for Income Taxes. Our effective income tax rate for the nine months ended September 30, 2013, and September 30, 2012, was 37.4% and 40.0%, respectively. The rate reduction is primarily related to favorable adjustments resulting from recording of provision to return adjustments during the quarter as we filed our federal and certain state tax returns, favorable settlement of state income tax audits, and reversing uncertain tax positions with an expiring statute of limitations. We anticipate recording additional benefits in the fourth quarter of 2013 which could impact the effective tax rate, including adjustments for filing final state and foreign income tax returns, resolution of uncertain tax positions, and settlement of certain state tax audit examinations.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Energy, environment, and infrastructure	40%	39%	39%	39%
Health, social programs, and consumer/financial	48%	48%	48%	47%
Public safety and defense	12%	13%	13%	14%
Total	100%	100%	100%	100%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
U.S. federal government	58%	60%	59%	61%
U.S. state and local government	10%	10%	9%	10%
Non-U.S. government	5%	4%	4%	3%
Government	73%	74%	72%	74%
Commercial	27%	26%	28%	26%
Total	100%	100%	100%	100%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Time-and-materials	52%	48%	52%	49%
Fixed-price	27%	30%	28%	30%
Cost-based	21%	22%	20%	21%
Total	100%	100%	100%	100%

Time-and-materials contracts. Under time-and-materials contracts, we are paid for labor at fixed hourly rates and generally reimbursed separately for allowable materials, other direct costs, and out-of-pocket expenses. Our actual labor costs may vary from the expected costs that formed the basis for our negotiated hourly rates if we utilize different employees than anticipated, need to hire additional employees at higher wages, increase the compensation paid to existing employees, or are able to hire employees at lower-than-expected rates. Our non-labor costs, such as fringe benefits, overhead, and general and administrative costs, also may be higher or lower than we anticipated. To the extent that our actual labor and non-labor costs under a time-and-materials contract vary significantly from our expected costs or the negotiated hourly rates, we can generate more or less than the targeted amount of profit or, perhaps, incur a loss. The increase in time-and-materials contracts as a percent of total revenue, for the three and nine months ended September 30, 2013 compared to the prior year periods is primarily attributable to the increase in time and materials contracts for commercial energy clients.

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

Contract backlog

We define total backlog as the future revenue we expect to receive from our contracts and other engagements. We generally include in our total backlog the estimated revenue represented by contract options that have been priced, but not exercised. We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our General Services Administration Multiple Award Schedule contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, or other contract vehicles that are also held by a large number of firms and under which potential future delivery orders or task orders might be issued by any of a large number of different agencies, and are likely to be subject to a competitive bidding process. We do, however, include potential future work expected to be awarded under IDIQ contracts that are available to be utilized by a limited number of potential clients and are held either by us alone or by a limited number of firms.

We include expected revenue in funded backlog when we have been authorized by the client to proceed under a contract up to the dollar amount specified by our client, and this amount will be owed to us under the contract after we provide the services pursuant to the authorization. If we do not provide services authorized by a client prior to the expiration of the authorization, we remove amounts corresponding to the expired authorization from funded backlog. We do include expected revenue under an engagement in funded backlog when we do not have a signed contract; only in situations when we have received client authorization to begin or continue working and we are expecting to sign a contract for the engagement. In this case, the amount of funded backlog is limited to the amount authorized. Our funded backlog does not represent the full revenue potential of our contracts because many government clients, and sometimes other clients, authorize work under a particular contract on a yearly or more frequent basis, even though the contract may extend over several years. Most of the services we provide to commercial clients are provided under contracts with relatively short durations. As a consequence, our backlog attributable to these clients is typically reflected in funded backlog and not in unfunded backlog.

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

Although we expect our total backlog to result in revenue, the timing of revenue associated with both funded and unfunded backlog will vary based on a number of factors, and we may not recognize revenue associated with a particular component of backlog when anticipated, or at all. Our government clients generally have the right to cancel any contract, or ongoing or planned work under any contract, at any time. In addition, there can be no assurance that revenue from funded or unfunded backlog will have similar profitability to previous work or will be profitable at all. Generally speaking, we believe the risk that a particular component of backlog will not result in future revenue is higher for unfunded backlog than for funded backlog.

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	September 30,
	2013	2012
	(in millions)
Funded	$748.1	$765.7
Unfunded	915.9	846.7
Total	$1,664.0	$1,612.4

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

Credit Facility. We entered into the Credit Facility on March 14, 2012, as amended May 29, 2012 and July 31, 2013, with a syndication of eleven commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The Credit Facility amends and restates our previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, subject to limitations based upon certain financial, performance-based calculations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. We incurred approximately $2.0 million in additional debt issuance costs related to amending the Credit Facility which will be amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of September 30, 2013, we were in compliance with our covenants under the Credit Facility.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.43% to 1.46% for the first nine months of 2013.

Financial Condition. There were several changes in our balance sheet during the nine months ended September 30, 2013. As further described below, cash decreased to $6.0 million on September 30, 2013, from $14.7 million on December 31, 2012, and long-term debt decreased to $64.1 million on September 30, 2013, from $105.0 million on December 31, 2012. Accounts receivable, net increased $11.5 million compared to December 31, 2012, and days-sales-outstanding increased to 73 days on September 30, 2013, as compared to 71 days on December 31, 2012. The increase in accounts receivable was due to a higher balance for unbilled receivables resulting from temporary timing differences in client billings. Goodwill increased to $421.5 million on September 30, 2013, from $410.6 million on December 31, 2012, due to the acquisition of ECA. Other long-term liabilities increased $9.3 million primarily due to contingent consideration payable in connection with the ECA acquisition.

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

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under the Credit Facility. As of September 30, 2013, we had $64.1 million borrowed under our revolving line of credit, outstanding letters of credit of $3.0 million, and unused borrowing capacity of $332.9 million available for our working capital needs and for other purposes. Available borrowings under the Credit Facility, that are based on earnings and leverage ratios and exclude the accordion feature, were $295.6 million.

We anticipate that our long-term liquidity requirements, including any future acquisitions, will be funded through a combination of cash flow from operations, borrowings under the Credit Facility, additional secured or unsecured debt, or the issuance of common or preferred stock, each of which may be initially funded through borrowings under the Credit Facility.

We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, potential acquisitions, customary capital expenditures, and other current working capital requirements. We are continuously analyzing our capital structure to ensure we have sufficient capital to fund future acquisitions and internal growth. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources both from debt and equity sources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if we need additional borrowings or capital.

Share Repurchase Program. In 2011, the Company’s Board of Directors approved a share repurchase program, authorizing us to repurchase in the aggregate up to $35.0 million of our outstanding common stock expiring in November 2013. Of the $35.0 million approved for share repurchases, approximately $24.5 million remained available as of September 30, 2013. In the third quarter of 2013, the Company’s Board of Directors approved a new share repurchase plan to go into effect in November 2013, also authorizing us to repurchase in the aggregate up to $35.0 million of our outstanding common stock. Purchases under this program may be made from time to time at prevailing market prices in open market purchases, or in privately negotiated transactions in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations at our sole discretion. For the nine months ended September 30, 2013, we have made no share repurchases.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash was $6.0 million and $14.7 million on September 30, 2013, and December 31, 2012, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2013, and September 30, 2012:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Net cash provided by operating activities	$46,826	$66,855
Net cash used in investing activities	(14,845)	(21,153)
Net cash used in financing activities	(40,703)	(43,202)
Effect of exchange rate on cash	3	(535)
Net increase (decrease) in cash	$(8,719)	$1,965

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $46.8 million for the nine months ended September 30, 2013, and $66.9 million for the nine months ended September 30, 2012. Cash flows from operating activities for the first nine months of 2013 were negatively impacted primarily by net contract receivables, due to temporary timing differences in client billings, in addition to prepaid expenses and other assets, accrued salaries and benefits and deferred revenue, and were positively impacted by the net income tax receivable and accrued expenses. Cash flows from operating activities for the first nine months of 2012 were positively impacted by net contract receivables and accrued expenses and were negatively impacted by deferred revenue.

Investing activities used cash of $14.8 million for the nine months ended September 30, 2013, compared to $21.2 million for the nine months ended September 30, 2012. The cash used in investing activities for the first nine months of 2013 was primarily for capital expenditures and our acquisition of ECA. The cash used in investing activities for the first nine months of 2012 was primarily for capital expenditures and our acquisition of GHK.

For the nine months ended September 30, 2013, cash flow used in financing activities of $40.7 million was attributable primarily to $40.9 million in net payments on our revolving line of credit. For the nine months ended September 30, 2012, cash flow used in financing activities of $43.2 million was attributable primarily to $30.0 million in net payments on our revolving line of credit and $12.0 million in net payments for stockholder issuances and buybacks.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $20.0 million that reduce the funds available under the revolving line of credit when issued. As of September 30, 2013, we had 9 outstanding letters of credit with a total value of $3.0 million.

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

Issuances of Common Stock. For the three months ended September 30, 2013, a total of 3,500 shares of unregistered common stock, valued at an aggregate of $120,675 were issued to four directors of the Company for director related compensation on July 1, 2013 and September 30, 2013. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. During the three months ended September 30, 2013, the Company purchased 3,218 shares of common stock for an aggregate of $111,560 from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of RSUs, in accordance with the applicable long-term incentive plan. The average fair value of the common stock purchased was $34.67 per share.

The following table summarizes stock repurchases in satisfaction of tax withholding obligations for the three months ended September 30, 2013:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share
July 1 – July 31	––	$––
August 1 – August 31	1,170	$34.10
September 1 – September 30	2,048	$34.99
Total	3,218	$34.67

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

10.1	First Modification to Third Amended and Restated Business Loan and Security Agreement, dated July 31, 2013.

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

November 6, 2013	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 6, 2013	By:	/s/ James Morgan
James Morgan
Chief Financial Officer (Principal Financial Officer)