Form 10-K
period 2013-12-31
ICF International, Inc.
filed 2014-02-28
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $606 million based upon the closing price per share of $31.51, as quoted on the NASDAQ Global Select Market on June 28, 2013. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2014, 19,772,707 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the 2014 Annual Meeting of Stockholders expected to be held in June 2014.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The factors described in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” or otherwise described in our filings with the Securities and Exchange Commission (“SEC”), as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including, but not limited to:

•	our dependence on contracts with U.S. federal, state and local, and non-U.S. governments, agencies and departments for the majority of our revenue;

•

failure by Congress or other governmental bodies to approve budgets in a timely fashion and reductions in government spending including, but not limited to, budgetary cuts resulting from automatic sequestration under the Budget Control Act of 2011;

•	dependence of our commercial work on certain sectors of the global economy that are highly cyclical;

•	results of routine and non-routine government audits and investigations;

•	failure to receive the full amount of our backlog;

•	difficulties in integrating acquisitions;

•	risks resulting from expanding our service offerings and client base;

•	liabilities arising from our completed Road Home contract with the State of Louisiana; and

•	additional risks as a result of having non-U.S. operations.

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

PART I

ITEM 1.         BUSINESS

COMPANY OVERVIEW

We provide management, technology, and policy consulting and implementation services to government and commercial clients. We help our clients conceive, develop, implement, and improve solutions that address complex natural resource, social, technological, and public safety issues. Our services primarily address three key markets:

•	Energy, Environment, and Infrastructure;

•	Health, Social Programs, and Consumer/Financial; and

•	Public Safety and Defense.

We provide services across these three markets that deliver value throughout the entire life cycle of a policy, program, project, or initiative, from concept analysis and design through implementation, evaluation, and, when applicable, improvement. Our primary services include:

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

Our key client classifications reflect our current business and growth. Our government clients include U.S. federal clients, U.S. state and local clients, as well as non-U.S. governments. Our commercial clients include both U.S. and non-U.S. based clients. Our clients utilize our advisory services because we offer a combination of deep subject-matter expertise and institutional experience in our market areas. We believe that our domain expertise and the program knowledge developed from our advisory engagements further position us to provide implementation and evaluation and improvement services.

We generated revenue of $949.3 million, $937.1 million, and $840.8 million in 2013, 2012, and 2011, respectively. Our total backlog was approximately $1.7 billion, $1.5 billion, and $1.7 billion as of December 31, 2013, 2012 and 2011, respectively. See further discussion in “Contract Backlog.”

As of December 31, 2013, we had more than 4,500 employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our more than 50 regional offices throughout the United States, and over 15 offices in key markets outside the U.S., including offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, and Rio de Janeiro.

We report operating results and financial data in one operating and reportable segment. See our revenue, net profit and total assets as presented in the consolidated financial statements and the related notes included elsewhere in this Annual Report.

OUR COMPANY INFORMATION

ICF International, Inc. began as a Delaware limited liability company formed in 1999 under the name ICF Consulting Group Holdings, LLC in connection with the purchase of our principal operating subsidiary, which was founded in 1969, from a larger services organization. A number of our current senior managers participated in this buyout transaction along with private equity investors. We converted to a Delaware corporation in 2003 and changed our name to ICF International, Inc. in 2006. We completed our initial public offering (“IPO”) in October 2006 and filed a shelf registration statement on Form S-3 in September 2009, pursuant to which we sold additional shares of our common stock to the public in December 2009.

Our principal executive office is located at 9300 Lee Highway, Fairfax, Virginia 22031, and our telephone number is (703) 934-3000. We maintain an internet website at www.icfi.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

MARKET OPPORTUNITY, SERVICES, AND SOLUTIONS

Complex, long-term market factors, as well as secular trends, are changing the way we live and the way government and industry operate and interact. Some of the most critical factors are centered firmly in our three key market areas. In the energy, environment, and infrastructure market, these factors include: the changing mix of sources used to generate electricity and the related policy and infrastructure issues resulting from those changes; the changing position of the United States in the world’s energy markets overall; an increasing focus on renewables and energy efficiency; an aging transportation infrastructure; and environmental degradation. In the health, social programs, and consumer/financial market, these factors include: the increasing level of healthcare expenditures and efforts at health reform; global public health issues; aging populations across the globe; increasing military and veteran health demands; continued focus on disease prevention; the perceived declining performance of the U.S. educational system compared to other countries; and the increased use of interactive data technologies to link organizations with consumers and other stakeholders in more varied and personalized ways. The continuing threat of terrorism, including cyber threats, and changing national security priorities are affecting the public safety and defense markets, as well as infrastructure protection in the commercial sector. In addition to these market-based factors, secular trends across all of our markets are increasing the demand for advisory and implementation services that drive our business. These trends include: increased government focus on efficiency and mission performance management; aging populations; the emphasis on transparency and accountability; and an increased demand for combining domain knowledge of client mission and programs with innovative technology-enabled solutions.

We believe that demand for our services will continue as government, industry, and other stakeholders seek to understand and respond to these and other factors within the constraints of limited resources that drive the need for government agencies at all levels to deliver more with constrained funding. We expect that our government clients will continue to utilize professional services firms with domain expertise in their program areas to assist with designing new programs, enhancing existing ones, and offering transformational solutions based on relevant evaluation and improvement experience. In addition, commercial organizations affected by these programs will need to understand such changes, as well as their implications, in order for them to plan appropriately. We believe that our institutional knowledge and our subject-matter expertise in our three key markets are distinct competitive advantages in providing our clients with practical, innovative solutions, directly applicable to their mission or business, with a faster deployment of the right resources. Moreover, we believe we will be able to leverage the domain expertise and program knowledge we have developed through our advisory assignments and our experience on implementation projects to win larger engagements, thereby increasing returns on business development investment and increasing employee utilization. Rapid changes in technology, including the omnipresent influence of mobile technologies, also demand new ways of communicating, evaluating and implementing programs across all of our markets, and we are focused on leveraging our technology expertise to capitalize on those changes.

Our future results will depend on the success of our strategy to capitalize on our competitive strengths, including our success in maintaining our long-standing client relationships, to seek larger engagements across the program life cycle in our three key markets and to complete and successfully integrate additional acquisitions. In our three key markets, we will continue to focus on building scale in domain and horizontal expertise; developing business with both our government and commercial clients; and replicating our business model geographically throughout the world. In doing so, we will continue to evaluate acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

Energy, Environment, and Infrastructure

For decades, we have advised on energy and environmental issues, including the impact of human activity on natural resources, and have helped develop solutions for infrastructure-related challenges. In addition to addressing government policy and regulation in these areas, our work focuses on industries that are affected by these policies and regulations, particularly those industries most heavily involved in the use and delivery of energy. Significant factors affecting suppliers, users, and regulators of energy are driving private and public sector demand for professional services firms, including:

•	Changing power markets, sources of supply, and an increased demand for alternative sources of energy;

•	Ongoing efforts to upgrade the energy infrastructure to meet new power, transmission, environmental, and cybersecurity requirements and to enable more distributed forms of generation;

•	The need to manage energy demand and increase efficient energy use in an era of supply constraints and environmental concerns; and

•	The impacts of addressing carbon and other emissions.

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

We also assist numerous commercial and government clients in designing, implementing, and evaluating energy efficiency programs both for residential and for commercial and industrial sectors. Utility companies must balance the growing demand for energy with a price-sensitive, environmentally conscious consumer base. We help utilities meet these needs, guiding them through the entire lifecycle of energy efficiency programs to include policy and planning, technical requirements, implementation and improvement.

Although global climate change is not currently a significant part of the U.S. federal legislative agenda, carbon emissions are still an important focus of non-U.S. governments, many U.S. state and local governments, and multinational corporations around the world. Reducing or offsetting greenhouse gas (“GHG”) emissions continues to be the subject of both public and private sector interest, and the regulatory landscape in this area is still evolving. The need to address carbon and other harmful emissions has significantly changed the way the world’s governments and industries interact and continues to be one of the drivers of the interest in energy efficiency.

We also have decades of experience in designing, evaluating, and implementing environmental policies and transportation infrastructure projects and believe that a number of key issues are driving increased demand for the services we provide in these areas, including:

•	Increased focus on the proper stewardship and regulation of natural resources;

•	Under-investment historically in transportation infrastructure; and

•	Changing patterns of economic development that require transportation systems and energy infrastructure to adapt to new patterns of demand.

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

Health, Social Programs, and Consumer/Financial

In addition to natural resources discussed above, we also apply our advisory, implementation, and improvement expertise to social resources in areas such as health, social programs, and consumer/financial markets. We believe that a confluence of factors will drive an increased need for public and private focus on these areas, including, among others:

•	An aging population across the globe;

•	Attempts to expand healthcare services to under-served segments of the population;

•	Rising healthcare expenditures, requiring the evaluation of the effectiveness and efficiency of current and new programs;

•	Growing awareness of the threats from the global spread of disease;

•	The emphasis on improving the effectiveness of the U.S. educational system;

•	The need for greater transparency and accountability of public sector programs;

•	Increasing focus on cybersecurity requirements;

•	A changing regulatory environment;

•	Military personnel returning home from active duty with health and social service needs; and

•	The need of both government and commercial entities to build stronger relationships with their stakeholders and customers, often through new interactive technologies.

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

 In the area of public health, we support many programs within the Department of Health and Human Services (“HHS”), including the National Institutes of Health (“NIH”) and the Centers for Disease Control and Prevention (“CDC”), conducting primary data collection and analyses, assisting in designing, delivering, and evaluating programs, managing technical assistance centers, providing instructional systems, developing information technology applications, and managing information clearinghouse operations. We also provide training and technical assistance for early care and educational programs (such as Head Start), services for victims of crime at the Department of Justice (“DOJ”), and health and demographic surveys in developing countries for the Department of State (“DOS”). In the area of social programs, we provide extensive training, technical assistance, and program analysis and support services for a number of the housing and rural and community development programs of the Department of Housing and Urban Development (“HUD”) and the U.S. Department of Agriculture (“USDA”). In addition, we provide research, program design, evaluation, and training for educational initiatives at the federal and state level.

In the area of consumer/financial, we combine our expertise in strategic communications and public relations with our strengths in interactive and mobile technologies to help companies develop stronger relationships and engage with their customers and stakeholders across all channels, whether traditional or digital media, to drive better business results. In an effort to enhance our positioning and build awareness outside of our traditional client set, we recently launched “ICF Interactive,” a full-service, technology-rooted interactive agency that guides brands digitally through informed strategy, inspired design, and technical know-how. The agency has the capability to complete projects big or small across any channel, such as web, social, mobile, intranets and emerging platforms, through end-to-end technology implementations for local and global clients. Target customer areas for ICF Interactive include commercial health, energy, financial services, non-profits/associations, and manufacturing, retail, and distribution.

Public Safety and Defense

Public safety programs continue to be a critical priority of the federal government, state and local governments, and in the commercial sector. We believe we are positioned to meet the following key public safety concerns:

•	Vulnerability of critical infrastructure to cyber and terrorist threats;

•	Broadened homeland security concerns that include areas such as health, food, energy, water, and transportation;

•	Reassessment of the emergency management functions of homeland security in the face of natural disasters;

•	Public safety issues around crime and at-risk behavior;

•	Increased dependence on private sector personnel and organizations in emergency response; and

•	The need to ensure that critical functions and sectors are able to recover quickly after attacks.

These public safety concerns create demand for government programs that can identify, prevent, and mitigate key societal issues.

In addition, the Department of Defense (“DoD”) is undergoing major transformations in its approach to strategies, processes, organizational structures, and business practices due to several complex, long-term factors, including:

•	The changing nature of global security threats, including cybersecurity threats;

•	Family issues associated with globally-deployed armed forces; and

•	The increasing need for real-time information sharing and logistics modernization, network-centric planning requirements, and the global nature of conflict arenas.

We provide key services to the Department of Homeland Security (“DHS”), DOJ and DoD. At DHS, we assist in shaping and managing critical programs to ensure the safety of communities, developing critical infrastructure protection plans and processes, establishing goals and capabilities for national preparedness at all levels of government in the U.S., and managing the national program to test radiological emergency preparedness at the state and local levels in communities adjacent to nuclear power facilities. At DoJ, we provide technical and communications assistance to programs that help victims of crime and at-risk youths. We support DoD by providing high-end strategic planning, analysis, and technology solutions in the areas of logistics management, operational support, command and control, and cybersecurity. We also provide the defense sector with environmental management, human capital assessment, military community research, and technology-enabled solutions. Finally, we provide cybersecurity and emergency management services to the commercial sector, especially the utility industry.

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly educated professional staff with deep subject-matter knowledge

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs across our major markets. Our thought leadership is based on years of training, experience, and education. Our clients are able to draw on the in-depth knowledge of our subject-matter experts and our experience developed over 40 years of providing advisory services. As of December 31, 2013, approximately 38% of our benefits-eligible staff held post-graduate degrees in diverse fields such as the social sciences, business and management, physical sciences, public policy, human capital, information technology, mathematics, engineering, planning, economics, life sciences, and law. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

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

We have strong, long-standing relationships with clients across a diverse set of markets

The long-term relationships we maintain with many of our clients reflect our successful track record of fulfilling our clients’ needs. We have advised both the Environmental Protection Agency (“EPA”) and HHS for more than 30 years, the Department of Energy (“DOE”) for more than 25 years, DoD for more than 20 years, certain commercial clients in our energy markets for more than 20 years, the European Commission for more than ten years, and have multi-year relationships with many of our other clients in both our government and commercial client base. We have numerous contacts at various levels within our clients’ organizations, ranging from key decision-makers to functional managers. The long-standing nature and breadth of our client relationships adds greatly to our institutional knowledge, which, in turn, helps us carry out our client engagements more effectively and maintain and expand such relationships. Our extensive experience and client contacts, together with our prime-contractor position on a substantial majority of our contracts and onsite presence, gives us clearer visibility into future opportunities and emerging requirements. We believe our balance between civilian and defense agencies, our commercial presence, and the diversity of the markets we serve help mitigate the impact of annual shifts in our clients’ budgets and priorities.

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

Our technology-enabled solutions are driven by our subject-matter expertise and creativity

Government and commercial decision-makers have become increasingly aware that, to be effective, technology solutions need to be seamlessly integrated with people and processes. We possess strong knowledge in information technology and a thorough understanding of human and organizational processes. This combination of skills, along with our domain knowledge, allows us to deliver technology-enabled solutions tailored to our clients’ business and organizational needs with less start-up time required to understand client issues. In addition, many of our clients seek to deploy cutting-edge solutions to communicate and transact with citizens, stakeholders, and customers over the Web, and doing so takes both our constantly refreshed technical know-how and world-class creativity.

Our proprietary analytics and methods allow us to deliver superior solutions to our clients

We believe our innovative, and often proprietary, analytics and methods are key competitive differentiators because they enhance our ability to deliver customized solutions to our clients, and enable us to deliver services in a more cost-effective manner than our competitors. For example, we have developed industry-standard energy and environmental models that are used by governments and commercial entities around the world for energy planning and air quality analyses, and have also developed a suite of proprietary climate change tools to help the private sector develop strategies for complying with GHG emission reduction requirements. We maintain proprietary databases that we continually refine and that are available to be incorporated quickly into our analyses on client engagements. In addition, we also have proprietary program management methodologies and services that we believe can help governments improve performance measurement, support chief information officer and science and engineering program activities, and reduce security risks.

We are led by an experienced management team

Our management team, consisting of approximately 270 officers with the title of vice president or higher, possesses extensive industry experience and had an average tenure of 13 years with us as of December 31, 2013 (including prior service with companies we have acquired). This low turnover allows us to retain institutional knowledge. Our managers are experienced both in marketing efforts and in successfully managing and executing advisory, implementation, evaluation, and improvement assignments. Our management team also has experience in acquiring other businesses and integrating those operations with our own. A number of our managers are industry-recognized thought leaders. We believe that our management’s successful past performance and deep understanding of our clients’ needs have been differentiating factors in competitive situations.

We have a broad global presence

We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth and now serve our clients with a global network of more than 50 regional offices throughout the United States, and over 15 offices in key markets outside the U.S., including offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, and Rio de Janeiro. Our global presence also gives us access to many of the leading experts on a variety of issues around the world, allowing us to expand our knowledge base and areas of functional expertise. Over the past year, we worked in dozens of countries, helping government agencies and the commercial sector with energy, environment, infrastructure, healthcare, interactive technology/e-commerce, and air transport matters.

STRATEGY

Our strategy to increase our revenue and shareholder value involves the following key elements:

Pursue strategic acquisitions

We plan to augment our organic growth with selected acquisitions. During the past few years, we have added a number of companies including: Macro International Inc. (“Macro”) in March 2009; Jacob & Sundstrom, Inc. (“JASI”) in December 2009; Marbek Resource Consultants Ltd. (“Marbek”) in January 2011; AeroStrategy L.L.C. (“AeroStrategy”) in September 2011; Ironworks Consulting L.L.C. (“Ironworks”) in December 2011; GHK Holdings Limited (“GHK”) in February 2012; Symbiotic Engineering, L.L.C. (“Symbiotic”) in September 2012; and Ecommerce Accelerator LLC (“ECA”) in July 2013. Our more recent acquisitions are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Business Combinations.” We plan to continue a disciplined acquisition strategy to obtain new clients, increase our size and market presence, and obtain capabilities that complement our existing portfolio of services, while focusing on cultural compatibility and positive financial impact.

Expand our commercial business

We continue to see growth opportunities in our current commercial business in the utility sector, as well as significant potential for us to expand our business in other commercial areas, such as aviation and digital interactive services, both domestically and internationally. Although we believe the utility industry will continue to be a strong market for advisory services in light of the growing focus on regulatory actions and alternative energy sources, we intend to leverage our existing relationships and institutional expertise to pursue and capture additional, typically higher-margin opportunities. First, we believe we can continue to expand our implementation services in areas such as assisting with implementing energy efficiency programs, informational technology applications, and environmental management services for the larger utilities. Second, the growth of interest in sustainability and energy efficiency issues has created opportunities to offer these types of services to new clients beyond our traditional sectors. We expect other sectors, such as information service providers and hotel and tourist-related services, to continue to expand as these industries better understand their energy consumption options and the positive benefits of demonstrating environmental stewardship. Our broad range of aviation industry services are well positioned to capitalize on significant industry changes, including massive airline equipment upgrade cycles utilizing newer, more efficient aircraft models in a cost constrained environment; renovations of older airports to adapt to the newer aircraft and develop concession strategies to attract more customers; and the construction wave of new airports globally. Our interactive technology and strategic communications offerings are well-positioned to support the continuing growth of mobile communication and e-commerce. In particular, our recent acquisition of ECA broadened our offerings to clients seeking to expand their on-line transaction capabilities.

Replicate our business model globally across government and industry

We believe the services we provide to our energy, environment, and infrastructure market have especially strong business drivers throughout the world. Europe’s growing need for cutting-edge climate change, energy, and environmental solutions is well suited to our domain expertise. Our acquisition of GHK in early 2012 has increased our offerings to the UK government and to the European Commission. Moreover, many of our offices in Asia represent substantial markets with rapidly growing demands for new sources of energy, clean energy and energy efficiency services, a need for transportation infrastructure improvements, and severe air and carbon pollution issues. We believe our ability to offer energy, infrastructure, climate change, and environmental services to both commercial and government clients in this region from local offices, typically staffed by native citizens, positions us to help clients address these key issues and to expand our market presence. We are also positioned to grow our international development business across multiple regions. Most recently, in February 2014 we completed the acquisition of Mostra SA, a strategic communications consulting company based in Brussels, Belgium, and signed a definitive agreement to purchase CITYTECH, Inc., a Chicago-based digital interactive consultancy. See “Note S—Subsequent Events” in our financial statements.

Strengthen our technology base

With our acquisitions of Ironworks in 2011 and ECA in 2013, we strengthened our services in the interactive data and end-to-end e-commerce field. We are positioned to increase these services by expanding the technological underpinnings of our business, while bringing these interactive and e-commerce solutions, as well as expanded data management and analytics offerings, to clients in the energy, infrastructure, health, retail and social program areas to allow them to link themselves with consumers and other stakeholders better.

Leverage advisory work into implementation solutions

We plan to continue to leverage our advisory services and strong client relationships to increase our revenue from implementation support services. These services include: information services and technology solutions, project and program management, business process solutions, strategic communications, and technical assistance and training. Our advisory services provide us with insight and understanding of our clients’ missions and goals. We believe the domain expertise and program knowledge we develop from these advisory assignments position us to capture a greater portion of larger implementation engagements. We will, however, need to undertake such expansion carefully to avoid actual, potential, and perceived conflicts of interest. See “Risk Factors—Risks Related to our Business—The diversity of the services we provide, and the clients we serve, may create actual, potential, and perceived conflicts of interest and conflicts of business that limit our growth and lead to potential liabilities for us.”

Defend, expand, and deepen our presence in core federal and state governmental markets

The current environment of federal budgetary constraints has created challenging market conditions for all competitors in the federal sector. We will focus not only on defending our current market footprint, but also on innovating to continue expanding across key growth markets, such as federal health-related initiatives. We will continue to provide innovative solutions that help our public sector clients “do more with less.” We will specifically target deeper penetration of those agencies that currently procure services only from one or two of our service areas. We believe we can leverage many of our long-term client relationships by introducing these existing clients, where appropriate, to our other services. For example, we plan to introduce many of our advisory clients to our capabilities to provide associated information technology, cybersecurity, large-scale program management, and strategic communications services. Given the increasing focus on deficit reduction and transparency, we can also offer clients our extensive performance measurement, program evaluation, and performance management services. Finally, having grown to more than 50 offices across the United States, we can focus more of our business development efforts on addressing the needs of federal agencies with operations outside of the Washington, D.C. metropolitan area.

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

Focus on higher-margin commercial projects

We plan to pursue higher-margin commercial projects. We believe we have strong global client relationships in both the commercial energy, health, and air transport markets, where our margins have historically been higher than those in our government market. We view the energy industry as a particularly attractive market for us over the next decade due to concerns over controlling energy costs and limiting climate and environmental impacts, increased state and federal regulation, and the need for cleaner and more diverse sources of energy. We believe these factors, coupled with our expanding national and global footprint, will result in a greater number of engagements that will also be larger in size and scope.

CONTRACTS

Government clients (including U.S. federal, U.S. state and local, and non-U.S. governments) and commercial clients (including U.S. and non-U.S.-based) accounted for approximately 72% and 28%, respectively, of our 2013 revenue, approximately 73%, and 27%, respectively, of our 2012 revenue, and approximately 77%, and 23%, respectively, of our 2011 revenue. Our clients span a broad range of civilian and defense agencies and commercial enterprises. Commercial clients include non-profit organizations and universities, while government clients include the World Bank and the United Nations. In general, a client is considered government if the primary funding of that client is from a government agency or institution. If we are a subcontractor, then the client is not considered to be the prime contractor but rather the ultimate client receiving the services from the prime contractor team.

In 2013, 2012, and 2011, our three largest clients were HHS, DOS, and DoD. The following table summarizes the percentage of our total revenue for each of these. Certain amounts in the prior year have been reclassified to conform to current year presentation.

	Year ended December 31,
	2013	2012	2011
Department of Health and Human Services	18%	19%	22%
Department of State	8%	7%	7%
Department of Defense	7%	8%	8%
Total	33%	34%	37%

Most of our revenue is derived from prime contracts, which accounted for approximately 86%, 87%, and 86% of our revenue for 2013, 2012, and 2011, respectively. Unless the context otherwise requires, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Our contract periods typically extend from one month to five years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. In 2013, 2012, and 2011, no single contract accounted for more than 4% of our revenue. Our top 10 contracts collectively accounted for approximately 16% of our revenue in each of 2013 and 2012 and accounted for 21% in 2011.

Our non-U.S. operations pose special risks, as discussed below in “Risk Factors—Risks Related to Our Business—Our non-U.S. operations pose additional risks to our profitability and operating results.” The table below details information on our domestic and international revenues (in thousands) for each of the three years presented. Revenue is attributed to location based on the geographic areas to which a contract is awarded. Certain amounts in the prior years have been reclassified to conform to current year presentation.

	Year ended December 31,
	2013	2012	2011
United States	$867,739	$866,874	$804,622
Non-U.S.	81,564	70,259	36,153
Total	$949,303	$937,133	$840,775

CONTRACT BACKLOG

We define total backlog as the future revenue we expect to receive from our contracts and other engagements. We generally include in our total backlog the estimated revenue represented by contract options that have been priced, but not exercised. We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our General Services Administration Multiple Award Schedule (“GSA Schedule”) contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, Master Service Agreements (“MSAs”), or other contract vehicles that are also held by a large number of firms and under which potential future delivery orders or task orders might be issued by any of a large number of different agencies, and are likely to be subject to a competitive bidding process. We do, however, include potential future work expected to be awarded under IDIQ contracts that are available to be utilized by a limited number of potential clients and are held either by us alone or by a limited number of firms.

We include expected revenue in funded backlog when we have been authorized by our client to proceed under a contract up to the dollar amount specified by our client, and this amount will be owed to us under the contract after we provide the services pursuant to the authorization. If we do not provide services authorized by a client prior to the expiration of the authorization, we remove amounts corresponding to the expired authorization from funded backlog. We do include expected revenue under an engagement in funded backlog even when we do not have a signed contract, but only in situations when we have received client authorization to begin or continue working and we expect to sign a contract for the engagement. In this case, the amount of funded backlog is limited to the amount authorized. Our funded backlog does not represent the full revenue potential of our contracts because many government clients, and sometimes other clients, authorize work under a particular contract on a yearly or more frequent basis, even though the contract may extend over several years. Most of the services we provide to commercial clients are provided under contracts or task orders under MSAs with relatively short durations. As a consequence, our backlog attributable to these clients is typically reflected in funded backlog and not in unfunded backlog.

We define unfunded backlog as the difference between total backlog and funded backlog. Our estimate of unfunded backlog for a particular contract is based, to a large extent, on the amount of revenue we have recently recognized on that contract, our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. Accordingly, our estimate of total backlog for a contract included in unfunded backlog is sometimes lower than the revenue that would result from our client utilizing all remaining contract capacity.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	December 31,
	2013	2012	2011
	(In millions)
Funded	$696.5	$695.3	$730.4
Unfunded	959.8	816.5	931.4
Total	$1,656.3	$1,511.8	$1,661.8

There were no awards included in either our 2013 or 2012 backlog that were under protest. Our 2011 unfunded backlog included $64.4 million related to a signed federal contract under protest, which was removed from backlog in 2012.

BUSINESS DEVELOPMENT

Our business development efforts are critical to our organic growth. Our business development processes and systems are designed to enable agility and speed-to-market over the business development life cycle, especially given the distinctions between commercial and public sectors. Business development efforts in priority market areas, which include some of our largest federal agency accounts (HHS, DOE, DoD, DOS, DHS, and EPA) and our commercial business, are executed through account teams, each of which is headed by a corporate account executive and supported by dedicated corporate business development professionals and senior staff from the relevant operational area. Each account executive has significant authority and accountability to set priorities and bring to bear the appropriate resources, focusing on larger and strategically important pursuits. Each team participates in regular executive reviews. This account-based approach allows deep insight into the needs of our clients. It also helps us anticipate our clients’ evolving requirements over the coming 12 to 18 months and position ourselves to meet those requirements. Each of our operational areas is responsible for maximizing sales in our existing accounts and finding opportunities in closely-related accounts. In the commercial aviation and energy sectors, for example, we have dedicated corporate account executives who focus on key accounts (acquisition/new buyers and penetration) and key initiatives within their sectors. The account executives partner with senior operations staff to bring enterprise-wide solutions to our clients.

The corporate business development function also includes a market research and competitive intelligence group, a proposal group, a marketing group, a communications group, and a strategic capture unit. The marketing department engages in brand marketing and strategic marketing program development and execution to raise awareness of our services and solutions in the federal agency and commercial markets, and to generate leads for further pursuit by sales personnel. Our contracts and administration function leads our pricing decisions in partnership with the business development account teams and operational areas

COMPETITION

We operate in a highly competitive and fragmented marketplace and compete against a number of firms in each of our key markets. Some of our principal competitors include: Abt Associates Inc.; AECOM Technology Corporation; Booz Allen Hamilton Holding Corporation; CACI International Inc.; Cambridge Systematics, Inc.; CRA International, Inc.; Deloitte LLP; Eastern Research Group, Inc.; Cardno ENTRIX, Inc.; L-3 Communications Corporation; Leidos Holdings, Inc.; Lockheed Martin Corporation; ManTech International Corporation; Navigant Consulting, Inc.; Northrop Grumman Corporation; PA Consulting Group; PricewaterhouseCoopers (PwC); SAIC, Inc.; Sapient Corporation; Research Triangle Institute; SRA International, Inc.; Tetra Tech Inc.; URS Corporation; and Westat, Inc. In addition, within each of our key markets, we have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Some of our competitors are significantly larger than us and have greater access to resources and have stronger brand recognition than we do.

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

EMPLOYEES

As of December 31, 2013, we had more than 4,500 benefits-eligible (full-time and regular part-time) employees, approximately 38% of whom held post-graduate degrees in diverse fields such as social sciences, business and management, physical sciences, public policy, human capital, information technology and mathematics, engineering, planning, economics, life sciences, and law, and approximately 76% of whom held a bachelor’s degree or equivalent or higher. Our professional environment encourages advanced training to acquire industry-recognized certifications, rewards strong job performance with advancement opportunities, and fosters ethical and honest conduct. Our salary structure, incentive compensation, and benefit packages are competitive within our industry.

ITEM 1A.         RISK FACTORS

The following discussion of “risk factors” identifies the most significant factors that may adversely affect our business, operations, financial position or future financial performance. This information should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and related notes incorporated by reference into this Annual Report on Form 10-K. These and other factors that we do not presently consider material, or of which we are currently unaware, could cause future results to differ from those in forward-looking statements and from historical trends.

RISKS RELATED TO OUR INDUSTRY

Although our percentage of revenue from commercial clients is growing, we continue to rely on government clients for the majority of our revenue, and government spending priorities may change in a manner adverse to our business.

We derived approximately 58%, 60% and 66% of our revenue in 2013, 2012, and 2011, respectively, from contracts with U.S. federal government clients, and approximately 14%, 13% and 11% of our revenue from contracts with U.S. state and local governments and non-U.S. governments in 2013, 2012, and 2011, respectively. Expenditures by our U.S. federal clients may be restricted or reduced by presidential or congressional action, by action of the Office of Management and Budget, by action of individual agencies or departments, or by other actions. In addition, many state and local governments are not permitted to operate with budget deficits and nearly all state and local governments face considerable challenges in balancing their budgets. Accordingly, we expect that some of our government clients may delay payments due to us, may eventually fail to pay what they owe us, and may delay certain programs and projects. For some government clients, we may face an unwelcome choice: turn down (or stop) work with the risk of damaging a valuable client relationship, or perform work with the risk of not getting paid in a timely fashion or perhaps at all. U.S. federal, state, and local elections could also affect spending priorities and budgets at all levels of government. In addition, increased deficits and debt at all levels of government, both domestic and non-U.S., may lead to reduced spending by agencies and departments on projects or programs we support.

The failure of Congress to approve budgets in a timely manner for the U.S. federal agencies and departments we support, or the failure of the President and Congress to reach an agreement on fiscal issues, could delay and reduce spending, cause us to lose revenue and profit, and affect our cash flow.

On an annual basis, Congress is required to approve budgets that govern spending by each of the U.S. federal agencies and departments we support. When Congress is unable to agree on budget priorities, and thus is unable to pass annual appropriations bills on a timely basis, which has happened frequently in recent years, it typically enacts a continuing resolution. Continuing resolutions generally allow U.S. federal agencies and departments to operate at spending levels based on the previous budget cycle. When agencies and departments operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and for new initiatives may be delayed or cancelled. Thus, the failure by Congress to approve budgets in a timely manner can result in the loss of revenue and profit when, as a result, U.S. federal agencies and departments are required to cancel or change existing or new initiatives or the deferral of revenue and profit to later periods is required due to delays in implementing existing or new initiatives. There is also the possibility, based on recent precedent, that Congress will enact neither a budget nor a continuing resolution in a timely manner. In such an event, many parts of the U.S. federal government, including agencies, departments, programs, and projects we support, may “shut down” (similar to that which occurred in October 2013), which could have a substantial negative affect on our revenue, profit, and cash flow. The budgets of many of our U.S. state and local government clients are also subject to similar budget processes, and thus subject us to similar risks and uncertainties.

In addition, in an effort to control the U.S. federal budget deficit, Congress passed the Budget Control Act of 2011 (the “Budget Act”), which mandated the reduction of discretionary spending by the U.S. federal government by $1.2 trillion over 10 years. While some of these reductions have been rescinded, the spending caps through 2021 remain in place and, unless they are also rescinded, could significantly constrain federal discretionary spending for the services we provide. Because we derive the majority of our revenue from contracts with the U.S. federal government, a decline in government expenditures and/or a shift of expenditures away from programs we support, whether as a result of the Budget Act or otherwise, would likely have a negative impact on our business and results.

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

Any failure to comply with applicable U.S. federal, state, or local laws, rules and regulations could subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal and even U.S. state and local government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and/or the value of our stock.

In addition, the U.S. federal government and other governments with which we do business may change their procurement practices or adopt new contracting laws, rules, or regulations, that could be costly to satisfy or that could impair our ability to obtain new contracts and reduce our revenue and profit, for example, by curtailing the use of services firms or increasing the use of firms with a “preferred status,” such as small businesses.

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

U.S. federal government agencies, including the NIH and many states, audit and review our contract performance, pricing practices, cost structure, financial responsibility, and compliance with applicable laws, rules, and regulations. Audits could raise issues that have significant adverse effects, including, but not limited to, substantial adjustments to our previously reported operating results and substantial effects on future operating results. If a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal and even U.S. state and local government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and/or the value of our stock. We may also lose business if we are found not to be sufficiently financially responsible. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether true or not. U.S. federal audits have been completed on our incurred contract costs only through 2006; audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all our government contracts, even for periods before 2006.

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

Historically, our revenue has predominantly come from contracts with the U.S. federal government. However, in recent years, we have significantly expanded our work with commercial clients, due in large part to strategic acquisitions. This increased reliance on commercial clients presents new risks and challenges. For example, our commercial work is heavily concentrated in cyclical industries such as energy, air transport, environmental, health, retail and financial services. Demand for our services from our commercial clients has historically declined when their industries have experienced downturns, and we expect a decline in demand for our services when these industries experience a downturn in the future. Other factors that could negatively affect our commercial business include, but are not limited to, a decline in general economic conditions, changes in the worldwide geopolitical climate, increases in the cost of energy, the financial condition of our clients, and government regulations.

RISKS RELATED TO OUR BUSINESS

Although our work with commercial clients is growing, we depend on contracts with U.S. federal agencies and departments for a substantial portion of our revenue and profit, and our business, revenue, and profit levels could be materially and adversely affected if our relationships with these agencies and departments deteriorate.

We believe that U.S. federal contracts will continue to be a significant source of our revenue and profit for the foreseeable future, even as we continue to grow our commercial client base. Because we have a large number of contracts with U.S. federal government clients, we continually bid for and execute new contracts, and our existing contracts continually become subject to re-competition and expiration. Upon the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. There can be no assurance that those expiring contracts we are servicing will continue after their expiration, that the client will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition (e.g., set aside for small businesses), or that we will be successful in any such re-procurements. If we are not able to replace the revenue from these contracts, either through follow-on contracts or new contracts for those requirements or for other requirements, our revenue and operating results may be materially affected.

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

Because much of our work is performed under task orders and delivery orders, and sometimes under short-term assignments, we are exposed to the risk of not having sufficient work for our staff, which can affect revenue and profit.

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

In June 2006, our subsidiary, ICF Emergency Management Services, LLC, was awarded the Road Home contract by the State of Louisiana, Office of Community Development, to manage a program designed primarily to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina by providing them compensation for the uninsured, uncompensated damages they suffered from the hurricanes. The Road Home contract was our largest contract throughout its three-year duration. It was completed on June 11, 2009.

The Road Home contract provided us with significant opportunities, but also created substantial risks. A number of these risks continue beyond the term of the contract. We still have lawsuits pending, and other claims have been made against us in connection with this contract. New lawsuits may be filed and new claims may be made against us in the future including, but not limited to, claims by subcontractors and others who are dissatisfied with the amount of money they have received from, or their treatment under, the Road Home program. We have defended such lawsuits and claims vigorously and plan to continue to do so, but we have not prevailed in every case and may not prevail in future cases. Although the contract provides that, with several exceptions, we are allowed to charge, as an expense under the contract, reasonable costs and fees incurred in defending and paying claims brought by third parties arising out of our performance, there can be no assurance that our costs and fees will be reimbursed. The State of Louisiana has not reimbursed us for the majority of such costs or fees and has not reimbursed any such costs or fees since 2008. The outstanding accounts receivable related to defending and paying claims were fully reserved at December 31, 2013.

In addition and as discussed in “Note O—Contingencies and Commitments” in our financial statements, the State of Louisiana, Office of Community Development, has made a significant claim against us for alleged overpayments to grant applicants, currently totaling approximately $82.3 million. The State has also indicated that as it continues to review homeowner grant calculations, it expects to assert additional demands in the future, increasing the aggregate claim amount. We have corresponded with the State in an effort to resolve its claim, and intend to defend our position vigorously, believing the State’s claim to be unfounded and improper. However, there is no guarantee that we will be successful in our efforts.

As discussed above, the Road Home contract has been, and we expect it to continue to be, audited, investigated, reviewed, and monitored frequently by U.S. federal and state authorities and their representatives. These activities may consume significant management time and effort; further, the contract provides that we are subject to audits for five years from the date of the last payment made under the contract. Findings from any audit, investigation, review, monitoring, or similar activity could subject us to civil and criminal penalties and administrative sanctions from U.S. federal and state authorities, which could substantially adversely affect our reputation, our revenue, our operating results, and the value of our stock.

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

Our business could be adversely affected by delays caused by our competitors protesting contract awards received by us, which could stop our work. Likewise, we may protest the contracts awarded to some of our competitors, a process that takes the time and energy of our management and incurs outside costs.

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

Moreover, in order to protect our competitive position, we may protest the contract awards of our competitors. This process takes the time and energy of our executives and employees, is likely to divert management’s attention from other important matters, and incurs additional outside expenses.

Our non-U.S. operations pose additional risks to our profitability and operating results.

We have offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, and Rio de Janeiro, among others. We have opened other foreign offices, either directly or through acquisitions, some of which are in under-developed countries that do not have a well-established business infrastructure. We also perform work in some countries where we do not have a physical office. We expect to maintain and continue to expand our non-U.S. operations and offices. Some of the countries in which we work have a history of political instability or may expose our employees and subcontractors to physical danger. Expansion into new geographic regions requires considerable management and financial resources, the expenditure of which may negatively impact our results, and we may never see any return on our investment. Our operations are subject to risks associated with operating in, and selling to and in, countries other than the United States, including, but not limited to:

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

As our work with non-U.S. clients grows, certain of our revenues and costs may increasingly be denominated in other currencies. Where such revenues and costs are denominated in other currencies, they are converted to U.S. dollars for the purpose of calculating any sales or costs to us. Our revenues and profits may decrease as a result of currency fluctuations. We currently have one forward contract agreement (“hedge”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair-value of the hedge in our results of operations. As we continue to implement our international growth strategy, we may increase the number, size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. We cannot be sure that our hedges will be successful in reducing the risks to us of our exposure to foreign currency fluctuations and, in fact, the hedges may adversely affect our operating results.

As we develop new services, clients and practices, enter new lines of business, and focus more of our business on providing implementation and improvement services, rather than advisory services, our operating risks increase.

We currently assist our clients both in advisory capacities and by helping them implement and improve solutions to their problems. As part of our corporate strategy, we are attempting to sell more services relating to implementation and improvement, and we are regularly searching for ways to provide new services to clients. In addition, we plan to extend our services to new clients, into new lines of business, and into new geographic locations. As we focus more on implementation and improvement; attempt to develop new services, clients, practice areas and lines of business; open new offices; and do business in new geographic locations, those efforts could be unsuccessful and harm our results of operations.

Such growth efforts place substantial additional demands on our management and staff, as well as on our information, financial, administrative and operational systems. We may not be able to manage these demands successfully. Growth may require increased recruiting efforts, opening new offices, increased business development, selling, marketing and other actions that are expensive and entail increased risk. We may need to invest more in our people and systems, controls, compliance efforts, policies and procedures than we anticipate. Therefore, even if we do grow, the demands on our people and systems, controls, compliance efforts, policies and procedures may be sufficiently great that the quality of our work, our operating margins, and our operating results suffer, at least in the short-term, and perhaps in the long-term.

Efforts involving a different focus, new services, new clients, new practice areas, new lines of business, new offices and new geographic locations entail inherent risks associated with our inexperience and competition from mature participants in those areas. Our inexperience may result in costly decisions that could harm our profit and operating results. In particular, implementation and improvement services often relate to the development, implementation and improvement of critical infrastructure or operating systems that our clients may view as “mission critical,” and if we fail to satisfy the needs of our clients in providing these services, our clients could incur significant costs and losses for which they could seek compensation from us. Finally, as our business continues to evolve and we provide a wider range of services, we will become increasingly dependent upon our employees, particularly those operating in business environments less familiar to us. Failure to identify, hire, train and retain talented employees who share our values could have a negative effect on our reputation and our business.

The diversity of the services we provide, and the clients we serve, may create actual, potential, and perceived conflicts of interest and conflicts of business that limit our growth and could lead to potential liabilities for us.

Because we provide services to a wide array of both government and commercial clients, occasions arise where, due to actual, potential, or perceived conflicts of interest or business conflicts, we cannot perform work for which we are qualified. A number of our contracts contain limitations on the work we can perform for others, such as, for example, when we are assisting a government agency or department in developing regulations or enforcement strategies. Actual, potential, and perceived conflicts limit the work we can do and, consequently, can limit our growth, adversely affect our operating results, and reduce the value of our stock. In addition, if we fail to address actual or potential conflicts properly, or even if we simply fail to recognize a perceived conflict, we may be in violation of our existing contracts, may otherwise incur liability, and may lose future business for not preventing the conflict from arising, and our reputation may suffer. Particularly as we strive to grow our commercial business, we anticipate that conflicts of interest and business conflicts will pose a greater risk.

Our relations with other contractors are important to our business and, if disrupted, could cause us damage.

We derive a portion of our revenue from contracts under which we act as a subcontractor or from “teaming” arrangements in which we and other contractors jointly bid on particular contracts, projects, or programs. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract, whether resulting from our performance or the performance of another contractor, could tarnish our reputation, result in a reduction of the amount of our work under, or termination of, that contract or other contracts, and cause us not to obtain future work, even when we perform as required. Moreover, our revenue, profit and operating results could be materially and adversely affected if any prime contractor or teammate does not pay our invoices in a timely fashion, chooses to offer products or services of the type that we provide, teams with other companies to provide such products or services, or otherwise reduces its reliance upon us for such products or services.

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

We have been subject to claims, and are likely to be subject to future claims, that the intellectual property we use in delivering services and business solutions to our clients infringes upon the intellectual property rights of others. Our employees develop much of the intellectual property that we use to provide our services and business solutions to our clients, but we also engage third parties to assist us and we license technology from other vendors. If our vendors, our employees or third parties assert claims that we or our clients are infringing on their intellectual property, we could incur substantial costs to defend those claims, even if we prevail. In addition, if any of these infringement claims are ultimately successful, we could be required to:

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

Any interruption in our operations or any systems failures, including, but not limited to: (i) the inability of our staff to perform their work in a timely fashion, whether caused by limited access to and/or closure of our and/or our clients’ offices or otherwise, (ii) the failure of network, software and/or hardware systems, and (iii) other interruptions and failures, whether caused by us, a third-party service provider, unauthorized intruders and/or hackers, computer viruses, natural disasters, power shortages, terrorist attacks or otherwise, could cause loss of data and interruptions or delays in our business or that of our clients, or both. In addition, the failure or disruption of mail, communications and/or utilities could cause an interruption or suspension of our operations or otherwise harm our business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, revenue, profits and operating results could be adversely affected.

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

One of our growth strategies is to make selective acquisitions. When we complete acquisitions, it may be challenging and costly to integrate the acquired businesses due to differences in the locations of personnel and facilities, differences in corporate cultures, disparate business models, or other reasons. If we are unable to successfully integrate acquired companies, our revenue and operating results could suffer. In addition, we may not successfully achieve the anticipated cost efficiencies and synergies from these acquisitions. Also, our costs for managerial, operational, financial, and administrative systems may increase and be higher than anticipated. During and following the integration of an acquired business, we may experience attrition, including losing key employees and/or clients of the acquired business, which could adversely affect our future revenue and operating results and prevent us from achieving the anticipated benefits of the acquisition.

Businesses we acquire may have liabilities or adverse operating issues, or both, that we either fail to discover through due diligence or underestimate prior to the consummation of the acquisition. These liabilities and/or issues may include the acquired business’ failure to comply with, or other violations of, applicable laws, rules, or regulations or contractual or other obligations or liabilities. As the successor owner, we may be financially responsible for, and may suffer harm to our reputation or otherwise be adversely affected by, such liabilities and/or issues. An acquired business also may have problems with internal controls over financial reporting, which could in turn cause us to have significant deficiencies or material weaknesses in our own internal controls over financial reporting. These and any other costs, liabilities, issues, and/or disruptions associated with any past or future acquisitions could harm our operating results.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in business conditions could cause these assets to become impaired, requiring write-downs that would adversely affect our operating results.

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of December 31, 2013, goodwill and purchased intangibles accounted for approximately 60% and 2%, respectively, of our total assets. Under U.S. generally accepted accounting principles (“GAAP”), we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. Although we have to date determined that such assets have not been impaired, future events or changes in circumstances that result in an impairment of goodwill or other intangible assets would have a negative impact on our profitability and operating results.

RISKS RELATED TO OUR CORPORATE AND CAPITAL STRUCTURE

Provisions of our charter documents and Delaware law may prevent or deter potential acquisition bids to acquire our Company and other actions that stockholders may consider favorable, and the market price of our common stock may be lower as a result.

Our charter documents contain the following provisions that could have an anti-takeover effect:

•	our board of directors is divided into three classes, making it more difficult for stockholders to change the composition of the board;

•	directors may be removed only for cause;

•	our stockholders are not permitted to call a special meeting of the stockholders;

•	all stockholder actions are required to be taken by a vote of the stockholders at an annual or special meeting or by a written consent signed by all of our stockholders;

•

our stockholders are required to comply with advance notice procedures to nominate candidates for election to our board of directors or to place stockholders’ proposals on the agenda for consideration at stockholder meetings; and

•

the approval of the holders of capital stock representing at least two-thirds of the Company’s voting power is required to amend our indemnification obligations, director classifications, stockholder proposal requirements, and director candidate nomination requirements set forth in our amended and restated certificate of incorporation and amended and restated bylaws.

In addition, we are subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which regulates corporate acquisitions. These provisions could discourage potential acquisition proposals; delay or prevent a change-in-control transaction; discourage others from making tender offers for our common stock; and/or prevent changes in our management.

There are risks associated with our outstanding and future indebtedness which could reduce our profitability, limit our ability to pursue certain business opportunities and reduce the value of our stock.

As a result of our acquisitions we have incurred substantial debt in the past. As of December 31, 2013, we had an aggregate of $40.0 million of outstanding indebtedness under a credit facility that will mature in March 2017. Subject to the limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and other factors discussed in this section. If we are unable to comply with the terms of our financing agreements or obtain additional required financing, this could ultimately result in a significant adverse effect on our financial results and the value of our stock. Among other things, our debt could:

•	make it difficult to obtain additional financing for working capital, capital expenditures, acquisitions, or other general corporate purposes;

•	result in a substantial portion of our cash flow from operations dedicated to the payment of the principal and interest on our debt, as well as used to make debt service payments;

•	limit our flexibility in planning for, and reacting to, changes in our business and the marketplace;

•	place us at a competitive disadvantage relative to other less leveraged firms; and

•	increase our vulnerability to economic downturns and rises in interest rates.

Should any of these or other unforeseen consequences arise, they could have an adverse effect on our business, financial condition, results of operations, future business opportunities and/or ability to satisfy our obligations under our debt.

ITEM 1B.      UNRESOLVED STAFF COMMENTS

None.

ITEM 2.         PROPERTIES

We lease our offices and do not own any real estate. As of December 31, 2013, we leased approximately 310,000 square feet of office space at our corporate headquarters at 9300/9302 Lee Highway, Fairfax, Virginia (in the Washington, D.C. metropolitan area) through December 2022 (the “Fairfax Offices”). The Fairfax Offices house a portion of our operations and almost all of our corporate functions, including most of our staff within executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts.

As of December 31, 2013, we had leases in place for approximately 1.1 million square feet of office space in more than 65 office locations throughout the United States and around the world, with various lease terms expiring over the next 10 years. We believe that our current office space and other office space we expect to be able to lease, will meet our needs for the next several years. Lastly, a portion of our operations staff is housed at client-provided facilities, pursuant to the terms of a number of our client contracts.

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

PART II

ITEM 5.         MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “ICFI.” The high and low sales prices of our common stock for each quarter for the two years 2013 and 2012 are as follows:

	Sales Price Per Share (in dollars)
	High	Low
2013 Fourth Quarter	$36.29	$32.18
2013 Third Quarter	$36.00	$31.33
2013 Second Quarter	$31.90	$24.91
2013 First Quarter	$27.84	$22.34
2012 Fourth Quarter	$24.14	$17.28
2012 Third Quarter	$26.03	$19.94
2012 Second Quarter	$26.12	$21.76
2012 First Quarter	$29.22	$24.54

Holders

As of February 21, 2014, there were 43 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

Dividends

We have neither declared nor paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business.

 Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2008 through December 31, 2013, with the cumulative total return on (i) the NASDAQ Composite, (ii) the Russell 2000 stock index, and (iii) our peer group composed of other governmental and commercial service providers: Booz Allen Hamilton Holding Corporation; CACI International Inc.; CBIZ, Inc.; CRA International, Inc.; Dynamics Research Corporation; Exponent Inc.; FTI Consulting, Inc.; Huron Consulting Group Inc.; IHS Inc.; ManTech International Corporation; Maximus, Inc.; Navigant Consulting, Inc.; NCI, Inc.; Resources Connection Inc.; Sapient Corporation; and Tetra Tech, Inc. (a “Peer Group”). The comparison below assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

	Year Ended December 31,
	2009	2010	2011	2012	2013
ICF International, Inc.	$109.08	$104.68	$100.85	$95.40	$141.27
NASDAQ Composite	144.88	170.58	171.30	199.99	283.39
Russell 2000 Index	127.17	161.32	154.59	179.86	249.69
Peer Group	109.35	119.68	122.12	132.89	179.26

Recent Sales of Unregistered Securities

During the three months ended December 31, 2013, we issued the following securities that were not registered under the Securities Act of 1933, as amended (“Securities Act”). No underwriters were involved in the following issuances of securities.

(a) Issuances of Common Stock:

For the three months ended December 31, 2013, a total of 3,447 shares of unregistered common stock, valued at an aggregate of $120,697 were issued to four directors of the Company for director related compensation on October 1, 2013 and December 31, 2013.

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

Purchases of Equity Securities by Issuer

The following table summarizes our share repurchase activity for the three months ended December 31, 2013:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1 – October 31	—		$—		—	$24,538,484
November 1 – November 30	98,823	(b)	$33.51	(b)	98,327	$31,704,747
December 1 – December 31	61,716		$33.38		61,716	$29,644,728
Total	160,539		$33.46		160,043

(a)

On November 2, 2011, we announced that our Board of Directors had approved a share repurchase program to expire in November 2013. Under this program, we were authorized to repurchase, in the aggregate, $35.0 million of our outstanding common stock. In the third quarter of 2013, our Board of Directors approved a new share repurchase plan to go into effect in November 2013 and expire in November 2015, also authorizing us to repurchase in the aggregate up to $35.0 million of our outstanding common stock. Purchases under this program may be made from time to time at prevailing market prices in open market purchases, or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations at our sole discretion.

(b)

In addition to shares repurchased pursuant to our share repurchase program, during November 2013, we purchased 496 shares of common stock for an aggregate cost of $16,480 from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of restricted stock units in accordance with the Company’s applicable long-term incentive plan. The average fair value of the common stock purchased was $33.22 per share.

ITEM 6.         SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from our audited consolidated financial statements and other Company information for each of the five years presented. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes included elsewhere in this Annual Report. The financial information below reflects the results or impact of our acquisitions since the date the entities were purchased.

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except per share amounts)
Statement of Earnings Data:
Gross Revenue	$949,303	$937,133	$840,775	$764,734	$674,399
Direct costs	591,516	583,195	520,522	476,187	411,334
Operating costs and expenses:
Indirect and selling expenses	272,387	263,878	240,964	218,526	203,428
Depreciation and amortization	11,238	9,789	10,258	10,275	8,968
Amortization of intangible assets	9,477	14,089	9,550	12,326	11,137
Operating Income	64,685	66,182	59,481	47,420	39,532
Interest expense	(2,447)	(3,946)	(2,747)	(3,903)	(5,555)
Other (expense) income	(12)	(325)	26	165	1,005
Income before income taxes	62,226	61,911	56,760	43,682	34,982
Provision for income taxes	22,896	23,836	21,895	16,511	12,626
Net income	$39,330	$38,075	$34,865	$27,171	$22,356

Earnings per share:
Basic	$1.99	$1.94	$1.77	$1.40	$1.45
Diluted	$1.95	$1.91	$1.75	$1.38	$1.40
Weighted-average shares:
Basic	19,755	19,663	19,684	19,375	15,433
Diluted	20,186	19,957	19,928	19,626	15,914

	(Unaudited) (in thousands)
Other Operating Data:
EBITDA(1)	$85,400	$90,060	$79,289	$70,021	$59,637
Service revenue(2)	709,774	705,295	619,806	569,047	499,343
Adjusted EPS(3)	1.98	1.93	1.80	1.38	1.45

	As of December 31,
	2013	2012	2011	2010	2009
	(in thousands)
Consolidated balance sheet data:
Cash	$8,953	$14,725	$4,097	$3,301	$2,353
Net working capital	76,124	91,671	96,257	77,688	88,364
Total assets	700,914	709,721	694,615	572,819	582,227
Long-term debt	40,000	105,000	145,000	85,000	145,000
Total stockholders’ equity	474,091	428,750	393,028	352,733	317,560

(1)

EBITDA, a measure used by us to evaluate performance, is earnings before interest and other income and/or expense, tax, and depreciation and amortization. We believe EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in evaluating companies in our industry. EBITDA is not a recognized term under GAAP and does not purport to be an alternative to net income as a measure of operating performance, or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures used by other companies. EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments, capital expenditures, and debt service. Our credit agreement includes covenants based on EBITDA, subject to certain adjustments. A reconciliation of net income to EBITDA follows:

	Year ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Net income	$39,330	$38,075	$34,865	$27,171	$22,356
Other expense (income)	12	325	(26)	(165)	(1,005)
Interest expense	2,447	3,946	2,747	3,903	5,555
Provision for income taxes	22,896	23,836	21,895	16,511	12,626
Depreciation and amortization	20,715	23,878	19,808	22,601	20,105
EBITDA	$85,400	$90,060	$79,289	$70,021	$59,637

(2)

Service revenue represents gross revenue less subcontractor and other direct costs such as third-party materials and travel expenses. Service revenue is a measure used by us to evaluate our margins for services performed and, therefore, we believe it is useful to investors. We generally expect the ratio of direct costs as a percentage of revenue to increase when our own labor decreases relative to subcontractor labor or outside consultants. A reconciliation of gross revenue to service revenue follows:

	Year ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Gross revenue	$949,303	$937,133	$840,775	$764,734	$674,399
Subcontractor and other direct costs	(239,529)	(231,838)	(220,969)	(195,687)	(175,056)
Service revenue	$709,774	$705,295	$619,806	$569,047	$499,343

(3)

Adjusted EPS represents diluted EPS excluding acquisition costs, net of tax. We incurred significant expenses in connection with our strategic acquisitions during the periods presented which we generally would not have otherwise incurred as part of our continuing operations. As a result, adjusted EPS is a measure used by us to evaluate earnings per share excluding these expenses and, therefore, we believe it is useful to investors. A reconciliation of diluted EPS to adjusted EPS follows:

	Year ended December 31,
	2013	2012	2011	2010	2009
	(In thousands)
Diluted EPS	$1.95	$1.91	$1.75	$1.38	$1.40
EPS impact of acquisition costs, net of tax	0.03	0.02	0.05	—	0.05
Adjusted EPS	$1.98	$1.93	$1.80	$1.38	$1.45

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

Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject-matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. We categorize our clients into two client classifications, government and commercial. Within the government classification, we present three client sub-classifications: U.S. federal, U.S. state and local, and non-U.S. clients. Within the commercial classification, there are no sub-classifications; it includes both U.S. and non-U.S. based clients. With the implementation of our international growth strategy and our recent acquisitions, providing one consolidated commercial category reflects our current business and growth because our commercial business utilizes both U.S. and non-U.S. employees to support commercial clients, many of which have a global presence. Our major clients are federal government departments and agencies. Our federal government clients have included every cabinet-level department, most significantly HHS, DOS, and DoD. U.S. federal government clients generated approximately 58%, 60%, and 66% of our revenue in 2013, 2012, and 2011, respectively. State and local government clients generated approximately 9% of our revenue in 2013 and 10% of our revenue in 2012 and 2011. Non-U.S. government clients generated approximately 5%, 3%, and 1% of our revenue in 2013, 2012, and 2011, respectively.

We also serve a variety of commercial clients, primarily in aviation, energy, health, retail and financial services industries, including airlines, airports, electric and gas utilities, oil companies, hospitals and health-related companies, banks and other financial services companies, and law firms. Our commercial clients, which include clients outside the United States, generated approximately 28%, 27%, and 23% of our revenue in 2013, 2012, and 2011, respectively. We have successfully worked with many of our clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

We report operating results and financial data as a single segment based on the information used by our chief operating decision-maker in evaluating the performance of our business and allocating resources. Our single segment represents our core business—professional services for government and commercial clients. Although we describe our multiple service offerings to three markets to provide a better understanding of our business, we do not manage our business or allocate our resources based on those service offerings or markets.

Gross revenue increased approximately 1.3% to $949.3 million for the year ended December 31, 2013 compared to the prior year period. In 2013, we continued to see growth in commercial client revenue while U.S. federal government client revenues decreased slightly due primarily to lost revenue in the fourth quarter from the government “shut down” that occurred in October 2013. Operating income decreased approximately 2.3% to $64.7 million, and net income increased approximately 3.3% to $39.3 million for the year ended December 31, 2013 compared to the prior year period. We anticipate that we will continue to be able to grow net income at a higher rate than our growth in revenue.

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

We believe that the combination of internally-generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, potential acquisitions, customary capital expenditures, and other current working capital requirements.

While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers. The federal government’s budget deficit, the national debt, and prevailing economic conditions could negatively affect federal government expenditures on programs we support. Substantial congressional debate has occurred, and is ongoing, regarding the amount of government spending, spending priorities, and deficit reduction actions. Although there is an appropriated budget for fiscal year 2014, there are still top-line legislative constraints on federal discretionary spending though 2021 that limit expenditure growth. We anticipate this debate will continue to be an industry overhang for the foreseeable future for us and our peers. While actions by Congress could result in reductions in discretionary spending by the federal government that could delay or reduce our revenue, profit, and cash flow and have a negative impact on our business and results of operations, we believe we are well positioned in markets that have been, and will continue to be, priorities to the federal government.

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

Our results of operations and cash flow may vary significantly from quarter to quarter depending on a number of factors, including, but not limited to:

•	progress of contract performance;

•	extraordinary economic events and natural disasters;

•	number of billable days in a quarter;

•	timing of client orders;

•	timing of award fee notices;

•	changes in the scope of contracts;

•	variations in purchasing patterns under our contracts;

•	federal and state government and other clients’ spending levels;

•	timing of billings to, and payments by, clients;

•	timing of receipt of invoices from, and payments to, employees and vendors;

•	commencement, completion, and termination of contracts;

•	strategic decisions we make, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, and changes in business strategy;

•	timing of significant costs and investments (such as bid and proposal costs and the costs involved in planning or making acquisitions);

•	our contract mix and use of subcontractors;

•	additions to, and departures of, staff;

•	changes in staff utilization;

•	vacation and sick days taken by our employees;

•	level and cost of our debt;

•	changes in accounting principles and policies; and/or

•	general market and economic conditions.

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

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with GAAP requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. If any of these estimates or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe that the estimates, assumptions, and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and therefore consider them to be critical accounting policies.

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. We enter into three types of contracts: time-and-materials, cost-based and fixed-price.

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

We perform our annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, we have concluded that the Company is one reporting unit. For the annual impairment review as of September 30, 2013, we opted to perform a qualitative assessment of whether it is more likely than not that our reporting unit's fair value is less than its carrying amount. If, after completing our qualitative assessment, we determine that it is not more likely than not that the carrying value exceeds the estimated fair value, we may conclude that no impairment exists. If we conclude otherwise, a two-step goodwill impairment test must be performed which includes a comparison of the fair value of the reporting unit to the carrying value. When required, we estimate the fair value of our one reporting unit using a market-based approach, which includes certain premiums. We conduct a market comparison in which we assess implied control premiums paid in excess of market price in acquisitions of publicly-traded companies occurring within the past six years of our review. In our comparison, we take into consideration the market, industry, geographic location, and other relevant information of such companies in order to identify companies similar to us. The implied control premiums for each of the acquisitions are calculated by comparing the per share prices one month prior to the transaction to the per share purchase price. Based on analysis of the arithmetic mean of the implied control premium for various time frames within the six-year period, we select an appropriate control premium based on these factors and apply it to our market capitalization as of the impairment test date. We view premiums paid in excess of market price to be derived from potential synergies and benefits gained as a result of the acquisition and, accordingly, we believe the inclusion of these premiums in our determination of fair value is appropriate. If the estimated fair value of the reporting unit is less than the carrying value, a second calculation is required to measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.

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

Stock-based compensation

On June 4, 2010, our stockholders ratified the ICF International, Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), which was adopted by us on March 8, 2010. The Omnibus Plan replaced the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), which we had used for equity and incentive awards since becoming a publicly traded company in 2006. The Omnibus Plan provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to officers, key employees, and non-employee directors. On June 7, 2013, our stockholders ratified an amendment (the “Amendment”) to the Omnibus Plan (“the Amended Plan”). The Amendment, upon adoption on June 7, 2013, allows us to grant an additional 1.8 million shares under the Omnibus Plan, for a total of approximately 3.55 million shares. Under the Amended Plan, shares awarded that are not stock options or stock appreciation rights are counted as 1.93 shares deducted from the Amended Plan for every one share delivered under those awards. Shares awarded that are stock options or stock appreciation rights are counted as a single share deducted from the Amended Plan for every one share delivered under those awards. Options and RSUs generally have a vesting term of three to four years. Restricted stock awards generally vest upon issuance. As of December 31, 2013, we had approximately 2.1 million shares available to grant under the Amended Plan.

In addition, the Company utilizes cash-settled RSUs (“CSRSUs”), which are settled only in cash payments. The cash payment is based on the fair value of the Company’s stock price at the vesting date, calculated by multiplying the number of CSRSUs vested by our closing stock price on the vesting date. The payment is subject to a maximum payment cap and a minimum payment floor.

We recognized total compensation expense relating to stock-based compensation of $11.9 million, $8.8 million, and $6.7 million for the years ended December 31, 2013, 2012, and 2011, respectively. We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation expense is based on the estimated fair value of these instruments and the estimated number of shares we ultimately expect will vest.

The fair value of stock options, restricted stock awards and RSUs is estimated based on the fair value of a share of common stock at the grant date. We treat CSRSUs as liability-classified awards, and therefore account for them at fair value estimated based on the closing price of our stock at the reporting date.

The calculation of the fair value of our awards requires certain inputs that are subjective and changes to the estimates used will cause the fair values of our stock awards and related stock-based compensation expense to vary. We have elected to use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The fair value of a stock option award is affected by our stock price on the date of grant as well as other assumptions used as inputs in the valuation model including the estimated volatility of our stock price over the term of the awards, the estimated period of time that we expect employees to hold their stock options and the risk-free interest rate assumption. In addition, we are required to reduce stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate the rate of future forfeitures based on historical experience, actual forfeitures may differ.

SELECTED KEY METRICS

The following table shows our revenue from each of our three key markets as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market. Certain amounts in the prior years have been reclassified to conform to current year presentation.

	Year ended December 31,
	2013	2012	2011
Energy, environment, and infrastructure	39%	39%	42%
Health, social programs, and consumer/financial	49%	47%	42%
Public safety and defense	12%	14%	16%
Total	100%	100%	100%

The increase in health, social programs and consumer/financial revenue as a percent of total revenue, for the years ended December 31, 2013 and 2012, compared to the year ended December 31, 2011, is primarily attributable to the acquisitions of Ironworks and GHK.

Our primary clients are the agencies and departments of the federal government and commercial clients. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Year ended December 31,
	2013	2012	2011
U.S. federal government	58%	60%	66%
U.S. state and local government	9%	10%	10%
Non-U.S. government	5%	3%	1%
Government	72%	73%	77%
Commercial	28%	27%	23%
Total	100%	100%	100%

The decrease in federal government revenue and the increase in commercial and non-U.S. government revenue as a percent of total revenue, for the years ended December 31, 2013 and 2012, compared to the year ended December 31, 2011, is primarily attributable to the acquisitions of Ironworks and GHK.

Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us strong client relationships. In 2013, 2012, and 2011, approximately 86%, 87%, and 86%, of our revenue, respectively, was from prime contracts.

Contract mix

Our contract mix varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Year ended December 31,
	2013	2012	2011
Time-and-materials	52%	49%	49%
Fixed-price	29%	30%	28%
Cost-based	19%	21%	23%
Total	100%	100%	100%

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

Fixed-price contracts. Under fixed-price contracts, we perform specific tasks for a pre-determined price. Compared to time-and-materials and cost-based contracts, fixed-price contracts involve greater financial risk because we bear the full impact of labor and non-labor costs that exceed our estimates, in terms of costs per hour, number of hours, and all other costs of performance. In return, we realize the full benefit of any cost savings. We therefore may generate more or less than the targeted amount of profit or, perhaps, incur a loss.

Cost-based contracts. Under cost-based contracts, (which include cost-based fixed fee, cost-based award fee, and cost-based incentive fee contracts, as well as grants and cooperative agreements), we are paid based on the allowable costs we incur, and usually receive a fee. All of our cost-based contracts reimburse us for our direct labor and fringe-benefit costs that are allowable under the contract; however, certain contracts limit the amount of overhead and general and administrative costs we can recover, which may be less than our actual overhead and general and administrative costs. In addition, our fees are constrained by fee ceilings and, in certain cases, such as with grants and cooperative agreements, we may receive no fee. Because of these limitations, our cost-based contracts, on average, are our least profitable type of contract, and we may generate less than the expected profit, or perhaps, incur a loss. Cost-based fixed-fee contracts specify the fee to be paid. Cost-based incentive-fee and cost-based award-fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance.

ACQUISITIONS AND BUSINESS COMBINATIONS

A key element of our growth strategy is to pursue acquisitions. In 2013, we added ECA; in 2012, we added Symbiotic and GHK; and in 2011, we added Ironworks, AeroStrategy, and Marbek. Subsequent to December 31, 2013, we completed the acquisition of Mostra SA, a strategic communications consulting company based in Brussels, Belgium, and signed a definitive agreement to purchase CITYTECH, Inc., a Chicago-based digital interactive consultancy. See “Note S—Subsequent Events” in our financial statements.

ECA. In July 2013, we hired the staff of, and purchased certain assets and liabilities from, ECA, an e-commerce technology services firm based in New York, New York. In connection with the acquisition, we recorded a contingent consideration payable reflected in other long-term liabilities. The addition of ECA enhanced our multi-channel, end-to-end e-commerce solutions.

Symbiotic. In September 2012, we hired the staff and purchased certain assets from Symbiotic, a company based in Boulder, Colorado. The purchase included the Sustainability Information System (“SIMS”) platform, which brought us new opportunities to provide utility clients information and analyses for better managing costs, promoting energy efficiency, protecting the environment, and creating consumer value.

GHK. In February 2012, we completed the acquisition of GHK. With its headquarters in London, GHK is a multi-disciplinary consultancy serving governmental and commercial clients on environment, employment, health, education and training, transportation, social policy, business and economic development, and international development issues. The acquisition complemented and significantly strengthened our existing European operations and created additional capabilities in Asian markets.

Ironworks. Effective December 31, 2011, we acquired Ironworks, an interactive web development firm that provides customer engagement solutions across web, mobile, and social media platforms to companies in the health, energy, and financial services industries, as well as to federal government agencies and nonprofit organizations. The addition of Ironworks complemented our existing services and provided us new selling opportunities in the federal, commercial energy, and nonprofit space, while offering additional opportunities in the financial and commercial health segments. The aggregate purchase price was approximately $101.9 million in cash, including the working capital adjustment required by the stock purchase agreement. See “Note F—Business Combinations” of our financial statements for a more detailed discussion of this acquisition.

AeroStrategy. Effective September 2011, we hired the staff and purchased select assets and liabilities of AeroStrategy, an international aviation and aerospace management consulting firm based in England. The purchase strengthened our aviation consulting business with additional services and an expanded client base.

Marbek. Effective January 2011, we completed the acquisition of Marbek, a Canadian energy and environmental consulting firm. The acquisition created an integrated energy, climate, and environmental consultancy with a strong presence in Canada.

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

Consolidated Statement of Earnings

Years Ended December 31, 2013, 2012, and 2011

(dollars in thousands)

	Year Ended December 31,						Year to Year Change
	2013	2012	2011	2013	2012	2011	2012 to 2013		2011 to 2012
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
Gross Revenue	$949,303	$937,133	$840,775	100.0%	100.0%	100.0%	$12,170	1.3%	$96,358	11.5%
Direct Costs	591,516	583,195	520,522	62.3%	62.2%	61.9%	8,321	1.4%	62,673	12.0%
Operating Costs and Expenses
Indirect and selling expenses	272,387	263,878	240,964	28.7%	28.2%	28.7%	8,509	3.2%	22,914	9.5%
Depreciation and amortization	11,238	9,789	10,258	1.2%	1.1%	1.2%	1,449	14.8%	(469)	(4.6)%
Amortization of intangible assets	9,477	14,089	9,550	1.0%	1.5%	1.1%	(4,612)	(32.7)%	4,539	47.5%

Total Operating Costs and Expenses	293,102	287,756	260,772	30.9%	30.8%	31.0%	5,346	1.9%	26,984	10.3%

Operating Income	64,685	66,182	59,481	6.8%	7.0%	7.1%	(1,497)	(2.3)%	6,701	11.3%
Other (Expense) Income
Interest expense	(2,447)	(3,946)	(2,747)	(0.3)%	(0.4)%	(0.3)%	1,499	(38.0)%	(1,199)	43.6%
Other (expense) income	(12)	(325)	26	—	—	—	313	(96.3)%	(351)	(1,350.0)%

Income Before Income Taxes	62,226	61,911	56,760	6.5%	6.6%	6.8%	315	0.5%	5,151	9.1%
Provision for Income Taxes	22,896	23,836	21,895	2.4%	2.5%	2.7%	(940)	(3.9)%	1,941	8.9%

Net Income	$39,330	$38,075	$34,865	4.1%	4.1%	4.1%	$1,255	3.3%	$3,210	9.2%
Foreign currency translation adjustments	251	(436)	(281)	0.1%	(0.1)%	—%	687	(157.6)%	(155)	55.2%
Comprehensive Income	$39,581	$37,639	$34,584	4.2%	4.0%	4.1%	$1,942	5.2%	$3,055	8.8%

Year ended December 31, 2013, compared to year ended December 31, 2012

Gross Revenue. Revenue for the year ended December 31, 2013, was $949.3 million, compared to $937.1 million for the year ended December 31, 2012, representing an increase of $12.2 million, or 1.3%. Revenue compared to the prior year period increased approximately 6.9% from our commercial clients led by energy efficiency program revenues and decreased approximately 0.7% from our government clients due primarily to lost revenue in the fourth quarter from the government “shut down” that occurred in October 2013. We achieved revenue growth in our health, social programs, and consumer/financial market of approximately 4.0%, and in our energy, environment, and infrastructure market of approximately 1.7%. Revenue decreased in our public safety and defense market by approximately 9.2%. We anticipate the growth rate of our revenue from commercial clients will continue to exceed the revenue growth rate from our government clients.

Direct costs. Direct costs for the year ended December 31, 2013, were $591.5 million, compared to $583.2 million for the year ended December 31, 2012, an increase of $8.3 million, or 1.4%. The increase in direct costs is primarily attributable to an increase in subcontractor expense. Direct costs as a percent of revenue increased slightly to 62.3% for the year ended December 31, 2013, compared to 62.2% for the year ended December 31, 2012. We generally expect the ratio of direct costs as a percentage of revenue to increase when our own labor decreases relative to subcontractor labor or outside consultants.

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

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2013, were $272.4 million, compared to $263.9 million for the year ended December 31, 2012, an increase of $8.5 million, or 3.2%. Indirect and selling expenses include our management, facilities, and infrastructure costs for all employees, as well as salaries and wages, including stock-based compensation provided to employees whose compensation and other benefit costs are included in indirect and selling expenses, plus associated fringe benefits, not directly related to client engagements. The increase in indirect and selling expenses is primarily attributable to an increase in indirect labor and benefits, partially offset by a decrease in non-labor expense. Indirect costs as a percent of revenue increased to 28.7% for the year ended December 31, 2013, compared to 28.2% for the year ended December 31, 2012.

Depreciation and amortization. Depreciation and amortization was $11.2 million for the year ended December 31, 2013, compared to $9.8 million for the year ended December 31, 2012. Depreciation and amortization includes depreciation of property and equipment and the amortization of the costs of software we use internally. The increase in depreciation and amortization of 14.8% was primarily due to a benefit from a change of the estimated useful lives of certain technology-related assets in the first quarter of 2012, an increase in expenses for newly-acquired assets related to the opening of offices in 2013, and an additional technology-related license agreement.

Amortization of intangible assets. Amortization of intangible assets arising from acquisitions for the year ended December 31, 2013, was $9.5 million, compared to $14.1 million for the year ended December 31, 2012. The 32.7% decrease resulted primarily from reduced amortization of intangible assets related to acquisitions in prior years.

Operating Income. For the year ended December 31, 2013, operating income was $64.7 million, compared to $66.2 million for the year ended December 31, 2012, a decrease of $1.5 million, or 2.3%. Operating income as a percent of revenue was 6.8% for the year ended December 31, 2013, compared to 7.0% for the year ended December 31, 2012. Operating income decreased primarily due to lost revenue in the fourth quarter from the government “shut down” that occurred in October 2013.

Interest expense. For the year ended December 31, 2013, interest expense was $2.4 million, compared to $3.9 million for the year ended December 31, 2012. The $1.5 million decrease was due primarily to a decrease in the average debt balance.

Provision for income taxes. Our effective income tax rate for the year ended December 31, 2013 was 36.8% compared to 38.5% for the year ended December 31, 2012. The decrease in the effective rate for the year ended December 31, 2013 compared to December 31, 2012 is primarily due to the true-up of our 2012 tax provision, higher state tax credits generated in 2013, a decrease in our unrecognized tax benefits and favorable settlement of a state income tax audit examination. Our effective tax rate, including state and foreign taxes net of federal benefit, for the year ended December 31, 2013, was lower than the statutory tax rate for the year primarily due to the true-up of our 2012 tax provision, non-taxable income, foreign and state tax credits, and a decrease in unrecognized tax benefits partially offset by permanent differences related to expenses not deductible for tax purposes.

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

Depreciation and amortization. Depreciation and amortization was $9.8 million for the year ended December 31, 2012, compared to $10.3 million for the year ended December 31, 2011. The decrease in depreciation and amortization of $0.5 million was due to a change in the estimated useful lives of certain technology-related assets in 2012, partially offset by an increase in expense for newly acquired assets related to the opening of offices, an additional technology-related license agreement, and the acquisitions of Ironworks and GHK.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2012, was $14.1 million, compared to $9.6 million for the year ended December 31, 2011. The 47.5% increase resulted primarily from the acquisitions of Ironworks and GHK.

Operating Income. For the year ended December 31, 2012, operating income was $66.2 million, compared to $59.5 million for the year ended December 31, 2011, an increase of $6.7 million, or 11.3%. Operating income as a percent of revenue was 7.0% and 7.1% for the years ended December 31, 2012 and December 31, 2011, respectively.

Interest expense. For the year ended December 31, 2012, interest expense was $3.9 million, compared to $2.7 million for the year ended December 31, 2011. The 43.6% increase was due primarily to an increase in the average debt balance related to the acquisitions of Ironworks and GHK.

Provision for income taxes. Our effective income tax rate for the year ended December 31, 2012 was 38.5% compared to 38.6% for the year ended December 31, 2011.

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility. We entered into a Third Amended and Restated Business Loan and Security Agreement (the “Credit Facility”) on March 14, 2012, as amended on May 29, 2012 and on July 31, 2013, with a syndication of eleven commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The Credit Facility amends and restates our previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, subject to limitations based upon certain financial, performance-based calculations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. We incurred approximately $2.0 million in additional debt issuance costs related to amending the Credit Facility in 2012 which will be amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of December 31, 2013, we were in compliance with our covenants under the Credit Facility.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.42% to 1.46% during 2013.

Financial Condition. There were several changes in our balance sheet during the year ended December 31, 2013. As further described below, cash decreased to $9.0 million on December 31, 2013, from $14.7 million on December 31, 2012, and long-term debt decreased to $40.0 million on December 31, 2013, from $105.0 million on December 31, 2012. Income tax receivable decreased to $4.5 million on December 31, 2013, from $11.2 million on December 31, 2012 primarily due to the application of an overpayment resulting from the 2012 tax return. Goodwill increased to $418.8 million on December 31, 2013, from $410.6 million on December 31, 2012, primarily due to the acquisition of ECA in 2013. Other intangible assets, net, decreased to $12.2 million on December 31, 2013, from $21.0 million on December 31, 2012 due to amortization, partially offset by the acquisition of ECA. Other long-term liabilities increased $3.5 million from December 31, 2012 to December 31, 2013 primarily due to a contingent consideration payable in connection with the ECA acquisition and treasury stock increased $7.7 million primarily due to net payments from stockholder issuances and repurchases.

With the continued expansion and implementation of our international growth strategy, we have explored various options of mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have one forward contract agreement (“hedge”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair-value of the hedge in our results of operations. As we continue to implement our international growth strategy, we may increase the number, size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. The current impact of the hedge to the consolidated financial statements is immaterial.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to service our debt. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of December 31, 2013, we had $40.0 million borrowed under our revolving line of credit and outstanding letters of credit of $3.0 million, resulting in unused borrowing capacity of $357.0 million on our Credit Facility, which is available for our working capital needs and for other purposes. As of December 31, 2013, available borrowing capacity excluding the accordion feature under our Credit Facility, taking into account certain financial, performance-based limitations, was $314.0 million.

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

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. Cash was $9.0 million and $14.7 million on December 31, 2013 and 2012, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the following years.

	Year ended December 31,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$81,032	$87,241	$59,521
Net cash used in investing activities	(18,924)	(23,535)	(118,243)
Net cash (used in) provided by financing activities	(68,131)	(52,642)	59,799
Effect of exchange rate changes on cash	251	(436)	(281)
(Decrease) increase in cash	$(5,772)	$10,628	$796

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash in each of the years 2013, 2012, and 2011 of $81.0 million, $87.2 million, and $59.5 million, respectively. Cash flows from operating activities for 2013 were positively impacted by net income, income tax receivable and payable and accrued salaries and benefits partially offset by prepaid and other assets. Cash flows from operating activities for 2012 were positively impacted by net income and contract receivables, partially offset by accrued salaries and benefits and income tax receivable and payable. Cash flows from operating activities for 2011 were positively impacted by net income and accounts payable, partially offset by contract receivables.

Our cash flow used in investing activities consists primarily of capital expenditures and acquisitions. During the year ended 2013, we paid approximately $4.8 million for business acquisitions, net of cash acquired, and purchased capital assets totaling $14.2 million. During the year ended 2012, we paid approximately $10.0 million for business acquisitions, net of cash acquired, and purchased capital assets totaling $13.6 million. During the year ended 2011, we paid approximately $108.0 million for business acquisitions, net of cash acquired, and purchased capital assets totaling $10.2 million.

Our cash flow from financing activities consists primarily of debt and equity transactions. For the year ended 2013, cash flow used in financing activities was primarily due to a net pay down on our Credit Facility of $65.0 million, and share repurchases under our share repurchase plan of $5.4 million. For the year ended 2012, cash flow used in financing activities was primarily due to a net pay down on our Credit Facility of $40.0 million, and share repurchases under our share repurchase plan of $10.5 million. For the year ended 2011, cash flow provided by financing activities was primarily due to a $60.0 million net increase on our Credit Facility.

OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

The following table summarizes our contractual obligations as of December 31, 2013 that require us to make future cash payments. For contractual obligations, we include payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Rent of facilities	$262,389	$29,358	$60,930	$35,434	$136,667
Operating lease obligations	2,742	1,064	1,221	457	—
Long-term debt obligation (1)	44,720	1,294	2,591	40,835	—
Other obligations (2)	2,842	—	2,842	—	—
Total	$312,693	$31,716	$67,584	$76,726	$136,667

(1) Represents the obligation for principal and variable interest payments related to our Credit Facility assuming the principal amount outstanding and interest rates at December 31, 2013 remain fixed through maturity. These assumptions are subject to change in future periods.

(2) Represents the fair value of contingent consideration related to our acquisition of ECA recorded in other long-term liabilities at December 31, 2013. See “Note L —Fair Value Measurement” for further discussion.

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

Our exposure to market risk includes changes in interest rates for borrowings under our Credit Facility. These borrowings accrue interest at variable rates. Based upon our borrowings under this facility in 2013, a 1% increase in interest rates would have increased interest expense by approximately $0.8 million and would have decreased our annual pre-tax cash flow by a comparable amount.

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

ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.       CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (1992 Framework). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2013. The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears on page F-2 of this Form 10-K.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting, and the preparation of financial statements for external purposes in accordance with GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (iii) that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2013, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations Over Internal Controls. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and may not be detected. Also, any evaluation of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.       OTHER INFORMATION

Not applicable.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2014 Annual Meeting of Stockholders (the “2014 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION

The information required by this item will be included in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2014 Proxy Statement and is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2014 Proxy Statement and is incorporated herein by reference.

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

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-137975), filed October 13, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed April 22, 2009).

4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A (File No. 333-134018), filed September 12, 2006).

4.2

See Exhibits 3.1 and 3.2, above, for provisions of the Amended and Restated Certificate of Incorporation and Amended and Restated Bylaws of the Company defining the rights of holders of common stock of the Company.

10.1	2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 (File No. 333-134018), filed May 11, 2006).

10.2

ICF International, Inc. Nonqualified Deferred Compensation Plan, as amended and restated as of January 1, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K, filed March 1, 2013).

10.3

ICF International, Inc. 2010 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, filed April 26, 2013).

10.4	Form of Restricted Stock Unit Award under the 2010 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-K filed March 4, 2011).

10.5	Form of Stock Option Award under the 2010 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K filed March 4, 2011).

10.6	Restated Employment Agreement by and between the Company and Sudhakar Kesavan, dated December 29, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 30, 2008).

10.7

Restated Severance Protection Agreement by and between the Company and Sudhakar Kesavan, dated December 29, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed December 30, 2008).

10.8

Restated Severance Protection Agreement by and between the Company and John Wasson, dated December 12, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed December 18, 2008).

10.9	Amended Severance Letter Agreement by and between the Company and John Wasson, dated December 12, 2008 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed December 18, 2008).

10.10	Employment Terms by and between the Company and James C. Morgan, dated June 8, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 6, 2012).

10.11	Severance Benefit/Protection Agreement by and between the Company and James C. Morgan, dated June 8, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed August 6, 2012).

10.12	Severance Letter Agreement by and between the Company and Isabel S. Reiff, dated February 21, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed May 4, 2012).

10.13	Severance Letter Agreement by and between the Company and Ellen Glover, dated February 21, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed May 4, 2012).

10.14

Third Amended and Restated Business Loan and Security Agreement by and among ICF International, Inc., ICF Consulting Group, Inc., and various other subsidiaries of ICF International, Inc. as Borrowers, Citizens Bank of Pennsylvania, as a Lender, Swing Line Lender and Administrative Agent, PNC Bank, National Association, as a Lender and Syndication Agent, Branch Banking and Trust Company, Capital One, N.A., Fifth Third Bank, First Commonwealth Bank, HSBC Bank USA, National Association, JPMorgan Chase Bank, N.A., Sovereign Bank, N.A., SunTrust Bank and TD Bank, N.A. as Lenders, and PNC Capital Markets, LLC, and RBS Citizens, N.A. as joint lead arrangers and joint book running managers, dated as of March 14, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed March 19, 2012).

10.15

First Modification to Third Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated as of July 31, 2013 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed November 6, 2013).

10.16

Deed of Lease by and between Hunters Branch Leasing, LLC and ICF Consulting Group, Inc., effective April 1, 2010 (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010, filed March 11, 2010).

21.0	Subsidiaries of the Registrant.

23.1	Consent of Grant Thornton LLP.

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the ICF International, Inc. Annual Report on Form 10-K for the year ended December 31, 2013 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements. *

*  Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2014	ICF INTERNATIONAL, INC.
	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUDHAKAR KESAVAN	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014
Sudhakar Kesavan

/s/ JAMES MORGAN	Chief Financial Officer (Principal Financial Officer)	February 28, 2014
James Morgan

/s/ PHILLIP ECK	Controller (Principal Accounting Officer)	February 28, 2014
Phillip Eck

/s/ EILEEN O’SHEA AUEN	Director	February 28, 2014
Eileen O’Shea Auen

/s/ EDWARD H. BERSOFF	Director	February 28, 2014
Dr. Edward H. Bersoff

/s/ SRIKANT M. DATAR	Director	February 28, 2014
Dr. Srikant M. Datar

/s/ CHERYL GRISÉ	Director	February 28, 2014
Cheryl Grisé

/s/ S. LAWRENCE KOCOT	Director	February 28, 2014
S. Lawrence Kocot

/s/ PETER SCHULTE	Director	February 28, 2014
Peter Schulte

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ICF International, Inc.

We have audited the accompanying consolidated balance sheets of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICF International, Inc., and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2014 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

McLean, Virginia

February 28, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ICF International, Inc.

We have audited the internal control over financial reporting of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2013, and our report dated February 28, 2014 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

McLean, Virginia

February 28, 2014

ICF International, Inc., and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

December 31,	2013	2012
Assets
Current Assets
Cash	$8,953	$14,725
Contract receivables, net	205,062	204,938
Prepaid expenses and other	7,847	7,608
Income tax receivable	4,482	11,231
Total current assets	226,344	238,502
Total property and equipment, net	30,214	28,860
Other assets:
Goodwill	418,839	410,583
Other intangible assets, net	12,239	21,016
Restricted cash	1,864	2,015
Other assets	11,414	8,745
Total Assets	$700,914	$709,721
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$45,544	$44,665
Accrued salaries and benefits	45,994	42,264
Accrued expenses	32,256	31,779
Deferred revenue	20,282	22,333
Deferred income taxes	6,144	5,790
Total Current Liabilities	150,220	146,831
Long-term Liabilities:
Long-term debt	40,000	105,000
Deferred rent	12,912	10,599
Deferred income taxes	10,780	9,081
Other	12,911	9,460
Total Liabilities	226,823	280,971
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 20,617,270 and 20,171,613 shares issued; and 19,764,634 and 19,559,409 shares outstanding as of December 31, 2013, and December 31, 2012, respectively	21	20
Additional paid-in capital	250,698	237,262
Retained earnings	245,907	206,577
Treasury stock	(21,545)	(13,868)
Accumulated other comprehensive loss	(990)	(1,241)
Total Stockholders’ Equity	474,091	428,750
Total Liabilities and Stockholders’ Equity	$700,914	$709,721

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

Years ended December 31,	2013	2012	2011
Gross Revenue	$949,303	$937,133	$840,775
Direct Costs	591,516	583,195	520,522
Operating costs and expenses
Indirect and selling expenses	272,387	263,878	240,964
Depreciation and amortization	11,238	9,789	10,258
Amortization of intangible assets	9,477	14,089	9,550
Total operating costs and expenses	293,102	287,756	260,772
Operating Income	64,685	66,182	59,481
Interest expense	(2,447)	(3,946)	(2,747)
Other (expense) income	(12)	(325)	26
Income Before Income Taxes	62,226	61,911	56,760
Provision for Income Taxes	22,896	23,836	21,895
Net Income	$39,330	$38,075	$34,865
Earnings per Share:
Basic	$1.99	$1.94	$1.77
Diluted	$1.95	$1.91	$1.75
Weighted-average Common Shares Outstanding:
Basic	19,755	19,663	19,684
Diluted	20,186	19,957	19,928
Other comprehensive income:
Foreign currency translation adjustments	251	(436)	(281)
Comprehensive income	$39,581	$37,639	$34,584

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

Years ended December 31, 2013,	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
2012 and 2011	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
January 1, 2011	19,568	$20	$220,891	$133,637	51	$(1,291)	$(524)	$352,733
Net income	—	—	—	34,865	—	—	—	34,865
Other comprehensive loss	—	—	—	—	—	—	(281)	(281)
Equity compensation	—	—	6,658	—	—	—	—	6,658
Exercise of stock options	39	—	478	—	—	—	—	478
Issuance of shares pursuant to vesting of restricted stock units	176	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	9	—	77	—	44	(975)	—	(898)
Tax impact of stock option exercises and award vesting	—	—	(527)	—	—	—	—	(527)
December 31, 2011	19,792	$20	$227,577	$168,502	95	$(2,266)	$(805)	$393,028
Net income	—	—	—	38,075	—	—	—	38,075
Other comprehensive loss	—	—	—	—	—	—	(436)	(436)
Equity compensation	—	—	8,770	—	—	—	—	8,770
Exercise of stock options	11	—	78	—	—	—	—	78
Issuance of shares pursuant to vesting of restricted stock units	231	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(475)	—	33	—	517	(11,602)	—	(11,569)
Tax impact of stock option exercises and award vesting	—	—	804	—	—	—	—	804
December 31, 2012	19,559	$20	$237,262	$206,577	612	$(13,868)	$(1,241)	$428,750
Net income	—	—	—	39,330	—	—	—	39,330
Other comprehensive income	—	—	—	—	—	—	251	251
Equity compensation	—	—	8,786	—	—	105	—	8,891
Exercise of stock options	159	1	3,102	—	—	—	—	3,103
Issuance of shares pursuant to vesting of restricted stock units	294	—	—	—	(5)	—	—	—
Net payments for stock issuances and buybacks	(247)	—	335	—	246	(7,782)	—	(7,447)
Tax impact of stock option exercises and award vesting	—	—	1,213	—	—	—	—	1,213
December 31, 2013	19,765	$21	$250,698	$245,907	853	$(21,545)	$(990)	$474,091

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years ended December 31,	2013	2012	2011
Cash Flows from Operating Activities
Net income	$39,330	$38,075	$34,865
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense (recovery)	112	336	(64)
Deferred income taxes	2,434	13,637	(4,623)
(Gain) loss on disposal of fixed assets	(15)	122	(13)
Non-cash equity compensation	8,891	8,770	6,658
Depreciation and amortization	20,715	23,878	19,808
Amortization of debt issue costs	476	562	499
Deferred rent	2,606	3,594	2,235
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables	829	12,457	(18,147)
Prepaid expenses and other assets	(3,619)	(162)	(1,043)
Accounts payable	730	2,604	7,996
Accrued salaries and benefits	3,699	(4,154)	4,703
Accrued expenses	42	1,619	2,822
Deferred revenue	(2,706)	(2,638)	(692)
Income tax receivable and payable	6,749	(10,451)	466
Restricted cash	150	(807)	1,971
Other liabilities	609	(201)	2,080
Net Cash Provided by Operating Activities	81,032	87,241	59,521
Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(14,161)	(13,561)	(10,234)
Payments for business acquisitions, net of cash received	(4,763)	(9,974)	(108,009)
Net Cash Used in Investing Activities	(18,924)	(23,535)	(118,243)
Cash Flows from Financing Activities
Advances from working capital facilities	139,215	172,270	213,138
Payments on working capital facilities	(204,215)	(212,270)	(153,138)
Debt issue costs	—	(1,955)	(8)
Proceeds from exercise of options	3,103	78	478
Tax benefits of stock option exercises and award vesting	1,213	804	227
Net payments for stockholder issuances and buybacks	(7,447)	(11,569)	(898)
Net Cash (Used in) Provided by Financing Activities	(68,131)	(52,642)	59,799
Effect of Exchange Rate Changes on Cash	251	(436)	(281)
(Decrease) Increase in Cash	(5,772)	10,628	796
Cash, beginning of period	14,725	4,097	3,301
Cash, end of period	$8,953	$14,725	$4,097
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,459	$3,243	$2,334
Income taxes	$13,670	$20,377	$26,411
Non-cash investing and financing transactions:
Fair value of contingent consideration payable in connection with acquisition	$2,842	$—	$—

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in tables in thousands, except per share data)

NOTE A—BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (“ICFI”), and its subsidiary, ICF Consulting Group, Inc. (“Consulting,” and together with ICFI, “the Company”). Consulting is a wholly owned subsidiary of ICFI. ICFI is a holding company with no operations or assets other than its investment in the common stock of Consulting. All other subsidiaries of the Company are wholly owned by Consulting. All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company provides management, technology, and policy professional services in the areas of energy, environment, and infrastructure; health, social programs, and consumer/financial; and public safety and defense. The Company’s major clients are U.S. federal government departments and agencies, most significantly Department of Health and Human Services (“HHS”), Department of Justice and Department of State. We also serve U.S. state and local government departments and agencies; non-governmental organizations, non-U.S. governments, and multilateral institutions; and commercial clients worldwide, such as airlines, airports, electric and gas utilities, financial institutions, health payer and provider organizations, law firms, multinational corporations, non-profit organizations, oil companies, and retail firms. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 50 offices in the U.S. and over 15 offices in key markets outside the U.S., including offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, and Rio de Janeiro.

Reclassifications

Certain amounts in the 2012 and 2011 consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, services have been rendered, the contract price is fixed or determinable, and collectability is reasonably assured. The Company enters into three types of contracts: time-and-materials, cost-based, and fixed-price.

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

The approximate percentage of revenue by contract type was as follows:

	Year ended December 31,
	2013	2012	2011
Time-and-materials	52%	49%	49%
Fixed-price	29%	30%	28%
Cost-based	19%	21%	23%
Total	100%	100%	100%

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

Approximately 58%, 60%, and 66% of the Company’s revenue for the years 2013, 2012, and 2011, respectively, were derived under prime contracts and subcontracts with agencies and departments of the U.S. federal government. For the years ending December 31, 2013, 2012, and 2011, our largest client was HHS, the various branches of which accounted for approximately 18% or $173.7 million, 19% or $180.1 million, and 22% or $184.5 million, respectively, of the Company’s revenue. The accounts receivable due from HHS contracts as of December 31, 2013 and 2012 were approximately $11.8 million and $21.3 million, respectively.

Cash and Cash Equivalents

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents.

Allowance for Doubtful Accounts

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

The Company performs its annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, the Company has concluded that it is one reporting unit. For the annual impairment review as of September 30, 2013, the Company opted to perform a qualitative assessment of whether it is more likely than not that our reporting unit's fair value is less than its carrying amount. If, after completing its qualitative assessment, the Company determines that it is not more likely than not that the carrying value exceeds the estimated fair value, it may conclude that no impairment exists. If the Company concludes otherwise, a two-step goodwill impairment test must be performed which includes a comparison of the fair value of the reporting unit to the carrying value. When required, the Company estimates the fair value of its one reporting unit using a market-based approach, which includes certain premiums. The Company conducts a market comparison in which it assesses implied control premiums paid in excess of market price in acquisitions of publicly-traded companies occurring within the past six years of its review. In its comparison, the Company takes into consideration the market, industry, geographic location, and other relevant information of such companies in order to identify companies similar to it. The implied control premiums for each of the acquisitions are calculated by comparing the per share prices one month prior to the transaction to the per share purchase price. Based on analysis of the arithmetic mean of the implied control premium for various time frames within the six-year period, we select an appropriate control premium based on these factors and apply it to our market capitalization as of the impairment test date. The Company views premiums paid in excess of market price to be derived from potential synergies and benefits gained as a result of the acquisition and, accordingly, the Company believes the inclusion of these premiums in its determination of fair value is appropriate. If the estimated fair value of the reporting unit is less than the carrying value, a second calculation is required to measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.

The Company’s qualitative analysis as of September 30, 2013 included macroeconomic and industry and market specific considerations, financial performance indicators and measurements, and other factors. Based on the Company’s qualitative assessment, it determined that it is not more likely than not that the fair value of its one reporting unit is less than its carrying amount, and thus the two-step impairment test is not required to be performed for 2013. Therefore, based upon management’s review, no goodwill impairment charge was required as of September 30, 2013. Historically, the Company has recorded no goodwill impairment charges.

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

Capitalized Software

The Company capitalizes eligible costs to develop enhancements and upgrades to internal-use software that are incurred subsequent to the preliminary project stage. Amortization expense is recorded on a straight-line basis over the expected economic life, typically five years. Capitalized software development costs of $1.6 million and $1.5 million are included in other assets for the years ended December 31, 2013 and 2012, respectively. Amortization expense for each of 2013, 2012 and 2011 was $0.3 million.

Stock-based Compensation

The Company recognizes stock-based compensation expense related to share-based payments to employees, including grants of employee stock options, restricted stock awards, restricted stock units (“RSUs”) and cash-settled restricted stock units (“CSRSUs”), on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation expense is based on the estimated fair value of these instruments and the estimated number of shares we ultimately expect will vest. The fair value of stock options, restricted stock awards and restricted stock units is estimated based on the fair value of a share of common stock at the grant date. The Company has elected to use the Black-Scholes-Merton option pricing model to determine the fair value of stock options.

In 2013, the Company began to utilize CSRSUs as a form of compensation that is settled only in cash payments. The cash payment is based on the fair value of the Company’s stock price at the vesting date, calculated by multiplying the number of CSRSUs vested by the Company’s closing stock price on the vesting date. The payment is subject to a maximum payment cap and a minimum payment floor. The Company treats these awards as liability-classified awards, and therefore accounts for them at fair value estimated based on the closing price of the Company’s stock at the reporting date.

Foreign Currency Translation

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

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities, are carried at cost, which the Company believes approximates their fair values at December 31, 2013, due to their short maturities. The Company believes the carrying value of its lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at December 31, 2013. The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820,”) to its assets and liabilities that are required to be measured at fair value pursuant to other accounting standards, including contingent liabilities related to acquisitions and one foreign currency forward contract agreement not eligible for hedge accounting. The impact of the hedge to the consolidated financial statements was immaterial. The additional fair value disclosures are included in “Note L—Fair Value Measurement.”

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company evaluates its ability to benefit from all deferred tax assets and establishes valuation allowances for amounts it believes are not more likely than not to be realizable. For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit recognized in the financial statements. Penalties, if probable and reasonably estimable, and interest expense related to uncertain tax positions are not recognized as a component of income tax expense but recorded separately in indirect expenses.

Treasury Shares

Treasury shares are accounted for under the cost method.

Segment

The Company has concluded that it operates in one segment based upon the information used by its chief operating decision maker in evaluating the performance of its business and allocating resources. This single segment represents the Company’s core business, professional services for government and commercial clients. Although the Company describes multiple service offerings to three markets to provide a better understanding of the Company’s business operations, the Company does not manage its business or allocate resources based upon those service offerings or markets.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and contract receivables. The majority of the Company’s cash transactions are processed through one U.S. commercial bank. Cash in excess of daily requirements is used to reduce any amounts outstanding under the Company’s Credit Facility or invested in overnight investment sweeps. As of December 31, 2013 and 2012, the Company held approximately $5.3 million and $7.3 million, respectively, of cash in foreign financial institutions. To date, the Company has not incurred losses related to cash and cash equivalents.

The Company’s contract receivables consist principally of contract receivables from agencies and departments of, as well as from prime contractors to, the federal government, other governments, and commercial organizations. The Company believes that this credit risk, with respect to contract receivables, is limited due to the credit worthiness of the U.S. government. The Company extends credit in the normal course of operations and does not require collateral from its clients.

The Company has historically been, and continues to be, heavily dependent upon contracts with the federal government and is subject to audit by agencies of the federal government. Such audits determine, among other things, whether an adjustment of invoices rendered to the government is appropriate under the underlying terms of the contracts. Management does not expect any significant adjustments as a result of government audits that will adversely affect the Company’s financial position.

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

NOTE C—CONTRACT RECEIVABLES

Contract receivables consisted of the following at December 31:

	2013	2012
Billed	$102,995	$133,014
Unbilled	96,243	66,814
Retainages	3,914	3,654
Other	3,663	2,904
Allowance for doubtful accounts	(1,753)	(1,448)
Contract receivables, net	$205,062	$204,938

Contract receivables, net of the established allowance, are stated at amounts expected to be realized in future periods. Unbilled receivables result from revenue that has been earned in advance of billing. Unbilled receivables can be invoiced at contractually defined intervals or milestones, as well as upon completion of the contract or government audits. The decrease in billed receivables and the increase in unbilled receivables are primarily due to fewer days in the related billing cycles at December 31, 2013 compared to December 31, 2012. The Company anticipates that the majority of unbilled receivables will be substantially billed and collected within one year, and therefore, classifies them as current assets in accordance with industry practice.

D—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2013	2012
Leasehold improvements	$9,224	$6,379
Software	27,677	24,948
Furniture and equipment	17,127	15,174
Computers	25,415	23,466
	79,443	69,967
Accumulated depreciation and amortization	(49,229)	(41,107)
Total property and equipment, net	$30,214	$28,860

Depreciation expense for property and equipment for the years ended December 31, 2013, 2012, and 2011, was approximately $11.2 million, $9.8 million, and $10.3 million, respectively.

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2013	2012
Balance as of January 1	$410,583	$401,134
Goodwill resulting from the Ironworks business combination	—	119
Goodwill resulting from the GHK business combination	(101)	7,857
Goodwill resulting from the Symbiotic Engineering business combination	—	1,473
Goodwill resulting from the ECA business combination	8,357	—
Balance as of December 31	$418,839	$410,583

Other Intangible Assets

Intangible assets are primarily amortized over periods ranging from approximately 1 to 10 years. The weighted-average period of amortization for all intangible assets as of December 31, 2013, is 7.4 years. The customer-related intangible assets related to the business combinations, which consist of customer contracts, backlog, and non-contractual customer relationships, are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The weighted-average period of amortization of the customer-related intangibles is 7.4 years. Intangible assets related to acquired developed technology are being amortized on an accelerated basis over a weighted-average period of 4.8 years. Other intangibles consisted of the following at December 31:

	2013	2012
Customer-related intangibles	$58,829	$58,204
Developed technology	960	3,237
Marketing trade name	—	814
	59,789	62,255
Less: accumulated amortization	(47,550)	(41,239)
Total other intangible assets, net	$12,239	$21,016

Aggregate amortization expense for the years ended December 31, 2013, 2012, and 2011, was approximately $9.5 million, $14.1 million, and $9.6 million, respectively. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2014	$5,737
2015	3,012
2016	1,719
2017	1,024
2018	519
Thereafter	228
$12,239

NOTE F—BUSINESS COMBINATIONS

ECA

In July 2013, the Company hired the staff of, and purchased certain assets and liabilities from, ECA, an e-commerce technology services firm based in New York, New York. In connection with the acquisition, the Company recorded a contingent consideration payable reflected in other long-term liabilities. The purchase was immaterial to the Company’s financial statements taken as a whole. The addition of ECA enhanced ICF’s multi-channel, end-to-end e-commerce solutions.

Symbiotic

In September 2012, the Company hired the staff and purchased certain assets from Symbiotic, a company based in Boulder, Colorado. The purchase was immaterial to the Company’s financial statements taken as a whole. The purchase included the Sustainability Information System (“SIMS”) platform, which brought the Company new opportunities to provide utility clients information and analyses for better managing costs, promoting energy efficiency, protecting the environment, and creating consumer value.

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

Ironworks

Effective December 31, 2011, the Company acquired Ironworks, an interactive web development firm that provides customer engagement solutions across web, mobile, and social media platforms to companies in the health, energy, and financial services industries, as well as to U.S. federal government agencies and nonprofit organizations. The addition of Ironworks complemented the Company’s existing services and provided new selling opportunities in the federal, commercial energy, and nonprofit space, while offering additional opportunities in the financial and commercial health segments. The aggregate purchase price was approximately $101.9 million in cash, including the working capital adjustment required by the stock purchase agreement.

The following unaudited condensed pro forma information presents combined financial information as if the acquisition of Ironworks had been effective at the beginning of the twelve-month period presented. The pro forma information includes adjustments reflecting changes in the amortization of intangibles, acquisition-related expense, and interest expense, and records income tax effects as if Ironworks had been included in the Company’s results of operations for the year ended December 31:

(in thousands except per share amounts)	(Unaudited) 2011
Revenue	$898,528
Operating income	63,061
Net income	36,309
Earnings per share:
Basic earnings per share	$1.84
Diluted earnings per share	$1.82

NOTE G—ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2013	2012
Accrued paid time off (“PTO”) and leave	$7,769	$10,064
Accrued salaries	18,707	17,427
Accrued bonuses and commissions	10,335	7,032
Accrued medical	3,238	2,995
Other	5,945	4,746
Total accrued salaries and benefits	$45,994	$42,264

NOTE H—ACCRUED EXPENSES

Accrued expenses consisted of the following at December 31:

	2013	2012
Accrued subcontractor and other direct costs	$19,480	$16,949
Deposits	3,530	5,732
Accrued IT and software licensing costs	4,173	3,008
Accrued insurance premiums	1,454	1,382
Accrued professional services	1,120	857
Other accrued expenses	2,499	3,851
Total accrued expenses	$32,256	$31,779

NOTE I—LONG-TERM DEBT

The Company entered into a Third Amended and Restated Business Loan and Security Agreement (the “Credit Facility”) on March 14, 2012, as amended on May 29, 2012 and on July 31, 2013, with a syndication of eleven commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The Credit Facility amends and restates the Company’s previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, subject to limitations based upon certain financial, performance-based calculations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Company incurred approximately $2.0 million in additional debt issuance costs in 2012 related to amending the Credit Facility, which are amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of December 31, 2013, the Company was in compliance with its covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.42% to 1.46% during 2013.

As of December 31, 2013, the Company had $40.0 million in long-term debt outstanding, $3.0 million in outstanding letters of credit, and unused borrowing capacity of $357.0 million under the Credit Facility. As of December 31, 2013, available borrowing capacity excluding the accordion feature under the Credit Facility, taking into account the financial, performance-based limitations, was $314.0 million.

The Company’s debt issuance costs are amortized over the term of indebtedness. Amortizable debt issuance costs were $4.6 million as of December 31, 2013 and 2012. Accumulated amortization related to debt issuance costs was $3.1 million and $2.6 million, as of December 31, 2013 and 2012, respectively. Amortization expense of $0.5 million, $0.6 million, and $0.5 million was recorded for the years ended December 31, 2013, 2012, and 2011, respectively.

Long-term debt consisted of the following at December 31:

	2013	2012
Revolving Line of Credit/Swing Line. Outstanding borrowings bear daily interest at a base rate (based on the U.S. Prime Rate, which was 3.25% at December 31, 2013 and December 31, 2012, plus a spread) or LIBOR (1, 3, or 6 month rates) plus a spread, payable monthly	$40,000	$105,000

Letters of Credit

At December 31, 2013 and 2012, the Company had outstanding letters of credit totaling approximately $3.0 million and $2.9 million, respectively. These letters of credit are renewed annually.

NOTE J—INCOME TAXES

Income tax expense consisted of the following at December 31:

	2013	2012	2011
Current:
Federal	$15,154	$7,730	$20,632
State	3,247	1,328	4,274
Foreign	1,651	1,184	801
	20,052	10,242	25,707
Deferred:
Federal	2,523	10,977	(3,173)
State	323	2,550	(630)
Foreign	(2)	67	(9)
	2,844	13,594	(3,812)
Income Tax Expense	$22,896	$23,836	$21,895

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Such amounts are classified in the consolidated statements of financial position as current or non-current assets or liabilities based upon the classification of the related assets and liabilities.

Deferred tax assets (liabilities) consisted of the following at December 31:

	2013	2012
Deferred Tax Assets
Current:
Stock option compensation	$503	$214
Allowance for bad debt	687	573
Accrued PTO	2,647	3,026
Accrued bonus	524	408
Foreign tax credits	642	174
Accrued liabilities	1,474	202
Total current deferred tax asset	6,477	4,597
Non-current:
Foreign net operating loss (NOL) carry forward	784	548
Stock option compensation	2,237	3,497
Deferred rent	4,096	3,303
Deferred compensation	2,273	1,783
Foreign tax credits	947	1,047
State tax credits	712	—
Other	2,592	1,892
Total non-current deferred tax assets	13,641	12,070
Less: Valuation Allowance	(513)	(463)
Total Deferred Tax Assets	$19,605	$16,204
Deferred Tax Liabilities
Current:
Retention	$(1,319)	$(1,228)
Section 481(a) adjustment	—	(674)
Prepaids	(946)	(1,400)
Payroll taxes	(819)	(766)
Unbilled revenue	(9,449)	(6,319)
Other	(88)	—
Total current deferred liability	(12,621)	(10,387)
Non-current:
Depreciation	(4,751)	(5,715)
Amortization	(19,022)	(14,615)
Other	(135)	(358)
Total non-current deferred tax liabilities	(23,908)	(20,688)
Total Deferred Tax Liabilities	(36,529)	(31,075)
Total Net Deferred Tax Liability	$(16,924)	$(14,871)

At December 31, 2013 and 2012, the Company had net operating loss carry-forwards for foreign income taxes of approximately $1.6 million and $1.4 million, respectively, some of which will expire in 2018 and others which may be carried forward indefinitely.

At December 31, 2013, the Company had gross state income tax credit carry-forwards of approximately $1.0 million, which expire between 2017 and 2023. A deferred tax asset of approximately $0.7 million (net of federal benefit) has been established related to these state income tax credit carry-forwards as of December 31, 2013.

The need to establish valuation allowances for deferred assets is based on a more-likely-than-not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration has been given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives. The Company concluded that a valuation allowance of approximately $0.5 million is required for tax attributes related to specified foreign jurisdictions as of each of December 31, 2013 and 2012.

Effective January 1, 2009, the Company made no provisions for deferred U.S. income taxes or additional foreign taxes on any unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested. If these earnings were repatriated, in the form of dividends or otherwise, the Company would be subject to U.S. income tax on these earnings. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credit carry forwards would be available to reduce some portion of the U.S. tax liability. The Company has $1.6 million of foreign tax credits available for carry forward related to its foreign branch operations as of December 31, 2013.

The total amount of unrecognized tax benefits as of December 31, 2013 and 2012, was $0.7 million and $1.1 million, respectively. Included in the balance as of December 31, 2013 and 2012, were $0.2 million and $0.6 million, respectively, of tax positions that, if recognized, would impact the effective tax rate.

The unrecognized tax benefit reconciliation, excluding penalty and interest, is as follows:

Unrecognized tax benefits at January 1, 2011	$944
Increase attributable to tax positions taken during the current period	117
Unrecognized tax benefits at December 31, 2011	1,061
Increase attributable to tax positions taken during a prior period	78
Decrease attributable to lapse of statute of limitations	(48)
Unrecognized tax benefits at December 31, 2012	1,091
Decrease attributable to settlements	(8)
Increase attributable to tax positions taken during a prior period	43
Decrease attributable to lapse of statute of limitations	(424)
Unrecognized tax benefits at December 31, 2013	$702

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company had approximately $0.2 million and $0.4 million of accrued penalty and interest at December 31, 2013, and 2012, respectively.

The Company’s 2008 through 2013 tax years remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes. In addition, certain significant state and foreign tax jurisdictions are either currently under examination or remain open under the statute of limitations and subject to examination for the tax years from 2008 to 2013.

Although the Company believes it has adequately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions on federal, state and foreign income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are effectively settled or otherwise resolved. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax positions may decrease by approximately $0.4 million.

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Approximate differences between the statutory rate and the Company’s provision are as follows:

	2013	2012	2011
Taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.2%	4.6%	4.6%
Foreign tax rate differential and U.S. unrepatriated earnings	(0.3)%	(0.3)%	0%
Other permanent differences	0.7%	0.8%	0.6%
Prior year tax adjustments and changes in unrecognized tax benefits	(2.1)%	(0.9)%	(1.2)%
Tax credits	(0.7)%	(0.7)%	(0.4)%
	36.8%	38.5%	38.6%

NOTE K—ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

On June 4, 2010, the Company’s stockholders ratified the ICF International, Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), which was adopted by the Company on March 8, 2010. The Omnibus Plan replaced the 2006 Long-Term Equity Incentive Plan (the “2006 Plan”), which the Company had used for equity and incentive awards since becoming a publicly traded company in 2006. The Omnibus Plan provides for the granting of options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units, cash-based awards, and other stock-based awards to officers, key employees of the Company, and non-employee directors. On June 7, 2013, the Company’s stockholders ratified an amendment (the “Amendment”) to the Omnibus Plan (“the Amended Plan”). The Amendment, upon adoption by the Company on June 7, 2013, allowed for the Company to grant an additional 1.8 million shares under the Omnibus Plan, for a total of approximately 3.55 million shares. Under the Amended Plan, shares awarded that are not stock options or stock appreciation rights are counted as 1.93 shares deducted from the Amended Plan for every one share delivered under those awards. Shares awarded that are stock options or stock appreciation rights are counted as a single share deducted from the Amended Plan for every one share delivered under those awards. As of December 31, 2013, the Company had approximately 2.1 million shares available to grant under the Amended Plan. CSRSUs have no impact on the shares available for grant under the Omnibus Plan, and have no impact on the calculated shares used in earnings per share calculations.

Options and RSUs generally have a vesting term of three to four years. Restricted stock awards generally vest upon issuance. CSRSUs generally vest annually over a four-year vesting term.

Total compensation expense relating to stock-based compensation was approximately $11.9 million, $8.8 million, and $6.7 million for the years ended December 31, 2013, 2012, and 2011, respectively.

As of December 31, 2013, the total unrecognized compensation expense related to non-vested stock awards totaled approximately $14.4 million. These amounts are expected to be recognized over a weighted-average period of 1.8 years.

The assumptions of post-vesting employment termination forfeiture rates used in the determination of fair value of stock awards during calendar year 2013 were based on the Company’s historical average from October 2006 through the 12 months preceding the reporting period. The expected annualized forfeiture rates used varied from 4.67% to 9.77%, and the Company does not expect these termination rates to vary significantly in the future.

Stock Options

Option awards are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. All options outstanding as of December 31, 2013, have a 10-year contractual term. The Company recorded approximately $1.6 million, $1.4 million, and $1.1 million of compensation expense related to stock options for the years ended December 31, 2013, 2012, and 2011, respectively. The fair value assumptions using the Black-Scholes-Merton pricing model for awards in 2013 were 5.4 years for the expected life, 36.8% for historical volatility, and 0.9% for the risk-free rate of return. The fair value assumptions for awards in 2012 were a range of 5.1 to 5.4 years for the expected life, a range of 41.0% to 42.3% for historical volatility, and a range of 0.7% to 1.1% for the risk-free rate of return. The fair value assumptions for awards in 2011 were 5.6 years for the expected life, 42.3% for historical volatility, and 2.2% for the risk-free rate of return. At December 31, 2013, unrecognized expense related to stock options totaled approximately $2.2 million, and these costs are expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes the changes in outstanding stock options:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2011	392,369	$19.32
Exercised	(39,487)	$12.11
Granted	190,552	$21.77
Forfeited/Expired	(82,781)	$21.85
Outstanding at December 31, 2011	460,653	$20.50
Exercised	(11,521)	$6.73
Granted	203,436	$25.39
Forfeited/Expired	(13,768)	$24.58
Outstanding at December 31, 2012	638,800	$22.21
Exercised	(159,309)	$19.48
Granted	218,707	$27.03
Forfeited/Expired	(3,646)	$24.84
Outstanding at December 31, 2013	694,552	$24.34	$7,203

Vested plus expected to vest at December 31, 2013	678,431	$24.29	$7,069
Exercisable at December 31, 2013	291,251	$22.35	$3,600

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $34.71 as of December 31, 2013. The total intrinsic value of options exercised was $2.3 million, $0.2 million and $0.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The weighted average grant date fair value of options granted was $9.37, $9.77 and $9.18 per share for the years ended December 31, 2013, 2012 and 2011, respectively. The fair value of shares vested was $1.6 million, $1.0 million, and $0.7 million, for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the weighted-average remaining contractual term for options vested and expected to vest was 7.6 years, and 6.3 years for exercisable options.

Information regarding stock options outstanding as of the dates indicated is summarized below:

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding As of 12/31/13	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of 12/31/13	Weighted Average Exercise Price
$ 9.05	–	$25.00	306,472	6.20	$21.70	241,765	$21.67
$25.01	–	$27.00	169,373	8.21	$25.66	49,486	$25.66
$27.01	–	$28.00	218,707	9.21	$27.03	—	$—
$ 9.05	to	$28.00	694,552	7.64	$24.34	291,251	$22.35

Restricted Stock Awards

Pursuant to the Omnibus Plan, the Company issued 5,133 shares of restricted stock awards to its directors in the year ended December 31, 2013. The average grant date fair value of these restricted stock awards was $35.06 per share.

Compensation expense related to restricted stock awards computed under the fair value method for the years ended December 31, 2013, 2012, and 2011, was approximately $0.4 million, $0.8 million, and $0.8 million, respectively. There was no unrecognized expense related to restricted stock awards as of December 31, 2013.

A summary of the Company’s restricted stock awards is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted stock awards at January 1, 2011	3,396	$21.19
Granted	48,356	$24.32
Vested	(17,088)	$23.87
Non-vested restricted stock awards at December 31, 2011	34,664	$24.23
Granted	36,139	$22.41
Vested	(34,664)	$24.23
Non-vested restricted stock awards at December 31, 2012	36,139	$22.41
Granted	5,133	$35.06
Vested	(35,958)	$24.19
Forfeited	(5,314)	$22.58
Non-vested restricted stock awards at December 31, 2013	—	$—

The fair value of shares vested was $0.9 million, $0.8 million, and $0.4 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

Restricted Stock Units

During the year ended December 31, 2013, the Company awarded 229,574 RSUs to employees that vest over 4 years. Upon vesting, the employee is issued one share of stock for each restricted stock unit he or she holds. The weighted-average grant date fair value of restricted stock units granted during the year ended December 31, 2013, was $27.02 per share.

Compensation expense related to RSUs computed under the fair value method for the years ended December 31, 2013, 2012, and 2011, was approximately $8.7 million, $6.6 million, and $4.8 million, respectively.

At December 31, 2013, unrecognized expense related to RSUs totaled approximately $12.2 million. These costs are expected to be recognized over a weighted-average period of 2.0 years. The aggregate intrinsic value of RSUs at December 31, 2013 that are expected to vest was approximately $25.0 million. The fair value of shares vested was $7.0 million, $5.7 million, and $4.0 million, for the years ended December 31, 2013, 2012 and 2011, respectively.

A summary of the Company’s RSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested RSUs at January 1, 2011	653,324	$25.05
Granted	350,375	$21.69
Vested	(176,251)	$22.56
Cancelled	(58,429)	$24.01
Non-vested RSUs at December 31, 2011	769,019	$23.67
Granted	374,868	$25.42
Vested	(230,632)	$24.66
Cancelled	(64,664)	$24.24
Non-vested RSUs at December 31, 2012	848,591	$24.32
Granted	229,574	$27.02
Vested	(288,258)	$24.28
Cancelled	(33,719)	$24.86
Non-vested RSUs at December 31, 2013	756,188	$25.13	$26,247
Restricted stock units expected to vest in the future	718,858	$25.13	$24,952

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $34.71 per share as of December 31, 2013.

 Cash-Settled Restricted Stock Units

Compensation expense related to CSRSUs computed under the fair value method for the year ended December 31, 2013, was $1.2 million. The unrecognized expense related to CSRSUs totaled approximately $5.3 million at December 31, 2013. These costs are expected to be recognized over a weighted-average period of 3.3 years. The aggregate intrinsic value of CSRSUs at December 31, 2013 that are expected to vest was approximately $6.5 million.

A summary of the Company’s CSRSUs is presented below.

	Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested CSRSUs at December 31, 2012	—	$—
Granted	203,115	$27.84
Cancelled	(2,816)	$27.03
Non-vested CSRSUs at December 31, 2013	200,299	$28.23	$6,952
CSRSUs expected to vest in the future	187,760	$28.30	$6,517

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $34.71 per share as of December 31, 2013.

NOTE L—FAIR VALUE MEASUREMENT

We perform fair value measurements in accordance with the guidance provided by ASC 820. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three levels as follows:

•	Level 1 – Quoted prices for identical instruments in active markets

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 – Instruments whose significant value drivers are unobservable

The fair value standards require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. When a valuation includes inputs from multiple sources at various levels in the fair value hierarchy, the assets or liabilities are classified at the lowest level for which the input has a significant effect on the overall valuation.

Assets and liabilities measured at fair value on a recurring basis on the Company’s consolidated balance sheets at December 31, 2013 consisted primarily of contingent consideration in connection with business combinations.

Contingent consideration at December 31, 2013 related to the Company’s acquisition of ECA in July 2013 as discussed in “Note F —Business Combinations.” In accordance with the purchase agreement for ECA, the Company is required to pay consideration in the event that ECA achieves certain specified earnings results during the three-year period subsequent to acquisition. The Company determines the fair value of contingent consideration using a discounted cash flow model which includes a probability assessment of expected future cash flows related to ECA. The fair value measurement uses significant inputs that are not observable in the market and thus represents a Level 3 fair value measurement. At December 31, 2013, the fair value of contingent consideration was $2.8 million. There were no amounts recorded for contingent consideration at December 31, 2012.

In addition, the Company accounts for forward contract agreements in the consolidated balance sheets as either an asset or liability measured at fair value. The fair value of the hedges at December 31, 2013 and 2012 and the changes in fair value for the years ended December 31, 2013, 2012, and 2011 were immaterial.

NOTE M—EARNINGS PER SHARE

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and RSUs. The effect of 173,168 and 1,945 RSUs had no impact upon the years ended December 31, 2013, and 2012, respectively, because they were anti-dilutive to EPS. The dilutive effect of stock options and awards for each period reported is summarized below:

	2013	2012	2011
	(in thousands)
Basic weighted-average shares outstanding	19,755	19,663	19,684
Effect of potential exercise of stock options and unvested restricted stock and RSUs	431	294	244
Diluted weighted-average shares outstanding	20,186	19,957	19,928

 NOTE N—SHARE REPURCHASE PROGRAM

In 2011, the Company’s Board of Directors approved a share repurchase program, authorizing the Company to repurchase in the aggregate up to $35.0 million of its outstanding common stock. In the third quarter of 2013, the Company’s Board of Directors approved a new share repurchase plan to go into effect in November 2013 and expiring in November 2015, also authorizing us to repurchase in the aggregate up to $35.0 million of our outstanding common stock. Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations as may be considered in the Company’s sole discretion.

During the year ended December 31, 2013, the Company repurchased 160,043 shares under this program at an average price of $33.46 per share. Of the $35.0 million approved for share repurchases, approximately $29.6 million remained available as of December 31, 2013.

NOTE O—CONTINGENCIES AND COMMITMENTS

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

Road Home Contract

Although no legal proceeding has been commenced, the Company has received correspondence from the Office of Community Development of the State of Louisiana, claiming that the Company is responsible for the overpayment of Road Home program grant funds to some grant applicants. The State has also indicated that, as it continues to review homeowner grant calculations, it expects to assert additional demands in the future, increasing the aggregate claim amount. The total claim received by the Company to date is approximately $82.3 million. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of December 31, 2013.

Operating Leases

On March 8, 2010, the Company entered into a new lease that replaced its prior headquarters lease, which was due to expire in October 2012. The new lease was initially for 257,879 square feet, with 53,157 square feet of additional space subsequently added. The lease commenced on April 1, 2010, and will expire on December 31, 2022. Base rent under the agreement is approximately $0.5 million per month with annual escalations fixed at 2.5% per year, yielding a total lease commitment of approximately $89.3 million over the twelve-year term of the lease. The Company did not incur any early termination penalties for the termination of the original lease.

The Company has entered into various other operating leases for equipment and office space. Certain facility leases may contain fixed escalation clauses, certain facility leases require the Company to pay operating expenses in addition to base rental amounts, and seven leases require the Company to maintain letters of credit. Rent expense is recognized on a straight-line basis over the lease term. Rent expense for operating leases was approximately $36.5 million for 2013. Rent expense and sub-lease income for operating leases were approximately $35.6 million and less than $0.1 million, respectively, for 2012, and approximately $32.0 million and $0.2 million, respectively, for 2011.

Future minimum rental payments under all non-cancelable operating leases are as follows:

Year ending December 31,
2014	$30,422
2015	31,627
2016	30,524
2017	29,250
2018	6,641
Thereafter	136,667
$265,131

NOTE P—EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the “Retirement Savings Plan”). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code.

Participants in the Retirement Savings Plan are able to elect to defer up to 70% of their compensation subject to statutory limitations, and were entitled to receive 100% employer matching contributions for the first 3% and 50% for the next 2% of their compensation. Contribution expense related to the Retirement Savings Plan for the years ended December 31, 2013, 2012, and 2011, was approximately $12.0 million, $11.8 million, and $10.3 million, respectively.

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

Employee Stock Purchase Plan

The Company has a 2006 Employee Stock Purchase Plan (“ESPP”) under which one million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions up to $25,000 per calendar year over six-month offering periods at a discount not to exceed 5% of the market value on the date of each purchase period. For the year ended December 31, 2013, 23,457 shares were purchased by employees and 834,599 shares remain available for future issuance. The Company does not recognize compensation expense related to the ESPP.

NOTE Q—SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	2013	2012	2011
Balance at beginning of period	$1,448	$1,746	$1,922
Bad debt expense	112	336	(64)
Net recoveries (write-offs)	193	(634)	(112)
Balance at end of period	$1,753	$1,448	$1,746

NOTE R—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2013				2012
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Contract revenue	$233,921	$241,568	$244,055	$229,759	$227,641	$239,649	$237,864	$231,979
Operating income	17,649	17,295	17,154	12,587	16,374	18,268	16,995	14,545
Net income	$10,112	$10,331	$11,131	$7,756	$8,937	$10,346	$9,573	$9,219
Earnings per share:
Basic	$0.52	$0.52	$0.56	$0.39	$0.45	$0.52	$0.49	$0.47
Diluted	0.51	0.52	0.55	0.38	0.45	0.52	0.48	0.47
Weighted-average common shares outstanding
Basic	19,543	19,706	19,802	19,826	19,769	19,774	19,610	19,501
Diluted	19,875	19,996	20,165	20,233	20,082	19,971	19,770	19,690

NOTE S—SUBSEQUENT EVENTS

In February 2014, the Company completed the acquisition of Mostra SA, a strategic communications consulting company based in Brussels, Belgium. The purchase was immaterial to the Company’s financial statements taken as a whole. The acquisition extends the Company’s strategic communications capabilities to enhance ICF’s policy and advisory work in Europe.

In February 2014, the Company announced that it had signed a definitive agreement to purchase CITYTECH, Inc., a Chicago-based digital interactive consultancy specializing in enterprise applications development, web experience management, mobile application development, cloud enablement and managed services. The purchase will be immaterial to the Company’s financial statements taken as a whole. The acquisition will add expertise to the Company’s content management capabilities and complement its digital and interactive business.