Form 10-Q
period 2014-03-31
ICF International, Inc.
filed 2014-05-08
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

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

☐  Yes     ☒  No

As of April 30, 2014, there were 19,943,369 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2014

 PART I. FINANCIAL INFORMATION

Item  1.      Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Current Assets:
Cash	$20,204	$8,953
Contract receivables, net	242,915	205,062
Prepaid expenses and other	9,181	7,847
Income tax receivable	989	4,482
Total current assets	273,289	226,344

Total property and equipment, net of accumulated depreciation of $51,784 and $49,229 as of March 31, 2014, and December 31, 2013, respectively	31,262	30,214
Other assets:
Goodwill	464,285	418,839
Other intangible assets, net	19,662	12,239
Restricted cash	2,097	1,864
Other assets	11,592	11,414
Total Assets	$802,187	$700,914

Current Liabilities:
Accounts payable	$49,392	$45,544
Accrued salaries and benefits	34,253	45,994
Accrued expenses	40,503	32,256
Deferred revenue	23,536	20,282
Deferred income taxes	6,617	6,144
Total current liabilities	154,301	150,220

Long-term Liabilities:
Long-term debt	127,208	40,000
Deferred rent	13,824	12,912
Deferred income taxes	10,670	10,780
Other	9,003	12,911
Total Liabilities	315,006	226,823
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 20,883,654 and 20,617,270 issued; and 19,937,076 and 19,764,634 outstanding as of March 31, 2014, and December 31, 2013, respectively	21	21
Additional paid-in capital	258,223	250,698
Retained earnings	255,623	245,907
Treasury stock	(25,349)	(21,545)
Accumulated other comprehensive loss	(1,337)	(990)
Total Stockholders’ Equity	487,181	474,091
Total Liabilities and Stockholders’ Equity	$802,187	$700,914

The accompanying notes are an integral part of these consolidated financial statements.

 ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2014	2013
Gross Revenue	$245,052	$233,921
Direct Costs	153,730	142,818
Operating costs and expenses:
Indirect and selling expenses	69,637	68,262
Depreciation and amortization	3,076	2,799
Amortization of intangible assets	1,959	2,393
Total operating costs and expenses	74,672	73,454

Operating Income	16,650	17,649
Interest expense	(714)	(768)
Other (expense) income	(35)	78
Income Before Income Taxes	15,901	16,959
Provision for Income Taxes	6,185	6,847
Net Income	$9,716	$10,112

Earnings per Share:
Basic	$0.49	$0.52
Diluted	$0.48	$0.51

Weighted-average Common Shares Outstanding:
Basic	19,804	19,543
Diluted	20,277	19,875

Other Comprehensive Income:
Foreign currency translation adjustments	(347)	(245)
Comprehensive Income	$9,369	$9,867

The accompanying notes are an integral part of these consolidated financial statements.

   ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2014	2013
Cash Flows from Operating Activities
Net income	$9,716	$10,112
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash equity compensation	3,929	2,001
Depreciation and amortization	5,035	5,192
Other adjustments, net	(1,103)	263
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(24,246)	(2,752)
Prepaid expenses and other assets	(1,231)	(102)
Accounts payable	616	(587)
Accrued salaries and benefits	(12,956)	(5,340)
Accrued expenses	5,903	(2,795)
Deferred revenue	456	138
Income tax receivable and payable	3,271	6,932
Other liabilities	(1,419)	245
Net Cash (Used in) Provided by Operating Activities	(12,029)	13,307

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(5,658)	(3,621)
Payments for business acquisitions, net of cash received	(57,716)	—
Net Cash Used in Investing Activities	(63,374)	(3,621)

Cash Flows from Financing Activities
Advances from working capital facilities	168,516	19,757
Payments on working capital facilities	(81,308)	(38,046)
Proceeds from exercise of options	1,177	40
Tax benefits of stock option exercises and award vesting	2,435	197
Net payments for stockholder issuances and buybacks	(3,819)	(1,649)
Net Cash Provided by (Used in) Financing Activities	87,001	(19,701)
Effect of exchange rate changes on cash	(347)	(245)

Increase (Decrease) in Cash	11,251	(10,260)
Cash, beginning of period	8,953	14,725
Cash, end of period	$20,204	$4,465

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$550	$754
Income taxes	$582	$120

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share amounts)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the interim period presented. The Company reports operating results and financial data in one operating and reportable segment. Operating results for the three-month period ended March 31, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain immaterial amounts in the 2013 consolidated financial statements have been reclassified to conform to current-year presentation. The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair values at March 31, 2014, due to their short maturities. The Company recognizes activity related to its forward contract agreements and contingent consideration payable in connection with acquisitions at fair value as further described in Note 9. The Company believes the carrying value of the lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at March 31, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2014.

Nature of Operations

The Company provides management, technology, and policy professional services in the areas of energy, environment, and infrastructure; health, social programs, and consumer/financial; and public safety and defense. The Company’s major clients are U.S. federal government departments and agencies, most significantly the Department of Health and Human Services (“HHS”), Department of State (“DOS”) and Department of Defense (“DoD”). We also serve U.S. state and local government departments and agencies; non-governmental organizations, non-U.S. governments, and multilateral institutions; and commercial clients worldwide, such as airlines, airports, electric and gas utilities, financial institutions, health payer and provider organizations, law firms, multinational corporations, non-profit organizations, oil companies, and retail firms. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 55 offices in the U.S. and over 15 offices in key markets outside the U.S., including offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, and Rio de Janeiro.

Note 2. Business Combinations

During the three months ended March 31, 2014, the Company acquired Mostra SA and CityTech, Inc. The Company is in the process of finalizing its valuation of the assets acquired and liabilities assumed. Based on the Company’s preliminary valuation, the Company recorded $45.4 million to goodwill.

Mostra SA (“Mostra”)
In February 2014, the Company completed its acquisition of Mostra, a strategic communications consulting company based in Brussels, Belgium. Mostra offers end-to-end, multichannel communications solutions to assist government and commercial clients, in particular the European Commission. The acquisition extends the Company’s strategic communications capabilities globally to complement its policy work and enhance its strategy of providing implementation services that leverage its advisory services. The purchase was immaterial to the Company’s financial statements taken as a whole.

CityTech, Inc. (“CityTech”)

In March 2014, the Company acquired CityTech, a Chicago-based digital interactive consultancy specializing in enterprise applications development, web experience management, mobile application development, cloud enablement, managed services, and customer experience management solutions. The acquisition adds expertise to the Company’s content management capabilities and complements its digital and interactive business. The purchase was immaterial to the Company’s financial statements taken as a whole.

Ecommerce Accelerator LLC (“ECA”)

In July 2013, the Company hired the staff of, and purchased certain assets and liabilities from, ECA, an e-commerce technology services firm based in New York, New York. The addition of ECA enhanced the Company’s multi-channel, end-to-end e-commerce solutions. The purchase was immaterial to the Company’s financial statements taken as a whole.

Note 3. Contract Receivables

Contract receivables consisted of the following:

	March 31, 2014	December 31, 2013
Billed	$140,726	$106,658
Unbilled	103,914	100,157
Allowance for doubtful accounts	(1,725)	(1,753)
Contract receivables, net	$242,915	$205,062

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

Note 4. Intangible Assets

Intangible assets increased due to the Mostra and CityTech acquisitions (see Note 2) and consisted of the following:

	March 31, 2014	December 31, 2013
Customer-related intangibles	$67,792	$58,829
Developed technology	960	960
Marketing trade name	419	—
	69,171	59,789
Less: accumulated amortization	(49,509)	(47,550)
Total other intangible assets, net	$19,662	$12,239

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

Road Home Contract

Although no legal proceeding has been commenced, the Company has received correspondence from the Office of Community Development of the State of Louisiana, claiming that the Company is responsible for the overpayment of Road Home program grant funds to some grant applicants. The State has also indicated that, as it continues to review homeowner grant calculations, it expects to assert additional demands in the future, increasing the aggregate claim amount. The total claim received by the Company to date is approximately $85.7 million. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of March 31, 2014.

Note 6. Long-Term Debt

The Company entered into a Third Amended and Restated Business Loan and Security Agreement (the “Credit Facility”) on March 14, 2012, as amended on May 29, 2012 and on July 31, 2013, with a syndication of eleven commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The Credit Facility amends and restates the Company’s previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, taking into account financial, performance-based limitations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Company incurred approximately $2.0 million in additional debt issuance costs in 2012 related to amending the Credit Facility, which are amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of March 31, 2014, the Company was in compliance with its covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.40% to 1.42% for the first three months of 2014.

As of March 31, 2014, the Company had $127.2 million in long-term debt outstanding, $1.9 million in outstanding letters of credit, and available borrowing capacity of $270.9 million under the Credit Facility (excluding the accordion feature). Taking into account the financial, performance-based limitations, available borrowing capacity was $270.9 million as of March 31, 2014.

Note 7. Accounting for Stock-Based Compensation

The Company recognized stock-based compensation expense of $3.9 million and $2.0 million for the three months ended March 31, 2014, and March 31, 2013, respectively. Unrecognized compensation expense of $18.5 million as of March 31, 2014, related to unvested stock options and unsettled restricted stock units (“RSUs”), is expected to be recognized over a weighted-average period of approximately 2.06 years. The unrecognized compensation expense related to cash-settled RSUs (“CSRSUs”) totaled approximately $10.0 million at March 31, 2014 and is expected to be recognized over a weighted-average period of approximately 3.4 years. During the three months ended March 31, 2014, the Company granted approximately 0.3 million shares in the form of equity compensation, including stock options, and stock-settled RSUs, and granted approximately 0.1 million shares in the form of CSRSUs to its employees. As of March 31, 2014, the Company had approximately 1.8 million shares available for grant under its 2010 Omnibus Incentive Plan, as amended. CSRSUs have no impact on the shares available for grant under the 2010 Omnibus Incentive Plan, and have no impact on the calculated shares used in earnings per share calculations.

Note 8. Income Taxes

The Company’s effective tax rate for the three-month periods ended March 31, 2014 and March 31, 2013, was 38.9% and 40.4%, respectively.

The Company is subject to federal income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s 2008 through 2013 tax years remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes. In addition, certain significant state and foreign tax jurisdictions are either currently under examination or remain open under the statute of limitations and subject to examination for the tax years from 2008 to 2013.

The Company’s total liability for unrecognized tax benefits as of March 31, 2014 and March 31, 2013 was $0.7 million and $1.1 million, respectively. Included in the balance as of March 31, 2014 was $0.5 million of tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax benefits may decrease by approximately $0.2 million.

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 9. Fair Value Measurement

The Company performs fair value measurements in accordance with the guidance provided by ASC 820. ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

ASC 820 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value into three levels as follows:

•	Level 1 – Quoted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 – Instruments whose significant value drivers are unobservable.

The fair value standards require an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. When a valuation includes inputs from multiple sources at various levels in the fair value hierarchy, the assets or liabilities are classified at the lowest level for which the input has a significant effect on the overall valuation.

Assets and liabilities measured at fair value on a recurring basis on the Company’s consolidated balance sheets at March 31, 2014 and December 31, 2013 consisted primarily of contingent consideration in connection with the Company’s acquisition of ECA in July 2013. In accordance with the purchase agreement for ECA, the Company is required to pay consideration in the event that ECA achieves certain specified earnings results during the three fiscal-year end periods post-acquisition, ending December 31, 2015. At the end of each reporting period, the Company determines the fair value of contingent consideration using a discounted cash flow model which includes a probability assessment of expected future cash flows related to ECA. The fair value measurement uses significant inputs that are not observable in the market and thus, represents a Level 3 fair value measurement. At March 31, 2014 and December 31, 2013, the fair value measurement of contingent consideration was zero and $2.8 million, respectively. The change in the fair value measurement of $2.8 million was recorded as a reduction to indirect and selling expenses during the three months ended March 31, 2014.

In addition, the Company accounts for forward contract agreements in the consolidated balance sheets as either an asset or liability measured at fair value. The fair value of the hedges at March 31, 2014 and December 31, 2013 and the changes in fair value for the three months ended March 31, 2014 and March 31, 2013 were immaterial.

Note 10. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and settlement of RSUs. The dilutive effect of stock options and RSUs excludes shares that would be anti-dilutive to the calculation of EPS if included. For the three-month period ended March 31, 2014, less than 0.1 million anti-dilutive weighted-average shares were excluded from the calculation of EPS. For the three-month period ended March 31, 2013, approximately 0.4 million anti-dilutive weighted-average shares were excluded from the calculation of EPS. The dilutive effect of stock options, restricted stock, and RSUs for each period reported is summarized below:

	Three Months Ended March 31,
	2014	2013
Net Income	$9,716	$10,112

Weighted-average number of basic shares outstanding during the period	19,804	19,543
Dilutive effect of stock options, restricted stock and RSUs	473	332
Weighted-average number of diluted shares outstanding during the period	20,277	19,875

Basic earnings per share	$0.49	$0.52
Diluted earnings per share	$0.48	$0.51

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

The terms “we,” “our,” “us,” and “the Company,” as used throughout this Quarterly Report on Form 10-Q refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated. The term “federal government” refers to the United States (U.S.) federal government, unless otherwise indicated.

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

We categorize our clients into two client classifications, government and commercial. Within the government classification, we present three client sub-classifications: U.S. federal government, U.S. state and local government, and non-U.S. government. Within the commercial classification, there are no sub-classifications; it includes both U.S. and non-U.S. based clients. With the implementation of our international growth strategy and our recent acquisitions, providing one consolidated commercial category reflects our current business and growth because our commercial business utilizes both U.S. and non-U.S. employees to support commercial clients, many of which have a global presence. Our major clients are federal government departments and agencies. Our federal government clients have included every cabinet-level department, most significantly HHS, DOS, and DoD. For the three months ended March 31, 2014, revenue generated by U.S. federal government clients and commercial clients was 53% and 28%, respectively. The remaining 19% of revenue was generated by U.S. state and local government clients, as well as non-U.S. government clients.

In the first quarter of 2014, we saw growth in commercial client revenue, non-U.S. government revenue, and U.S. state and local government revenue, while U.S. federal government revenue declined. Gross revenue increased approximately 4.8% to $245.1 million for the three months ended March 31, 2014 compared to the prior year period. Operating income decreased approximately $1.0 million or 5.7% to $16.7 million, and net income decreased approximately $0.4 million or 3.9% to $9.7 million for the three months ended March 31, 2014 compared to the prior year period. The first quarter of 2014 was negatively impacted by the severe weather experienced by our operations on the east coast of the U.S. We estimate that the severe weather impacted our first quarter revenue and profitability by approximately $4.0 million to $5.0 million and approximately $1.6 million to $2.0 million, respectively. For fiscal year 2014, we anticipate net income will grow at a higher rate than revenue.

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

During the three months ended March 31, 2014, we acquired two companies, Mostra and CityTech. Mostra, a strategic communications consulting company based in Brussels, Belgium, extends our strategic communications capabilities to enhance our policy and advisory work in Europe. CityTech, a Chicago-based digital interactive consulting firm, adds important expertise to our digital interactive business and enables us to offer a full range of strategic communications, digital strategy and e-commerce solutions to CityTech's existing commercial clients. We expect that these acquisitions will contribute to the continued diversification of our revenue sources, consistent with our growth strategy.

We believe that the combination of internally-generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, potential acquisitions, customary capital expenditures, and other current working capital requirements.

While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers. The federal government’s budget deficit, the national debt, and prevailing economic conditions could negatively affect federal government expenditures on programs we support. Substantial congressional debate has occurred, and is ongoing, regarding the amount of government spending, spending priorities, and deficit reduction actions. Although there is an appropriated budget for fiscal year 2014, there are still top-line legislative constraints on federal discretionary spending though 2021 that limit expenditure growth. We anticipate this debate will continue to be an industry overhang for the foreseeable future for us and our peers. While actions by Congress could result in reductions in discretionary spending by the federal government that could delay or reduce our revenue, profit, and cash flow and could have a negative impact on our business and results of operations, we believe we are well positioned in markets that have been, and will continue to be, priorities to the federal government.

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

•

Public safety and defense. We provide advisory and implementation services concerning public safety, including crime and justice, and for homeland security in all phases of program development and critical infrastructure protection. Our services related to defense include logistical program support, modeling and simulation, and cybersecurity.

 Key Services:

•

Advisory Services. We provide policy, regulatory, technological, and other advice to our clients to help them address and respond to the challenges they face. Our advisory services include needs and market assessments, policy analysis, strategy and concept development, organizational assessment and strategy, enterprise architecture, and program design.

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

Key Clients:

•

Government. We provide our key services to government, and multilateral institutions. These clients include U.S. federal government clients, U.S. state and local government clients, and non-U.S. government clients.

•

Commercial. We also provide our key services to commercial clients worldwide, such as airlines, airports, electric and gas utilities, financial institutions, health payer and provider organizations, law firms, multinational corporations, non-profit organizations, oil companies, and retail firms. These clients include both U.S. and non-U.S. based clients.

Our clients utilize our advisory services because we offer a combination of deep subject-matter expertise and institutional experience in our market areas. We believe that our domain expertise and the program knowledge developed from our advisory engagements further position us to provide implementation and evaluation and improvement services.

Employees and Offices:

We have more than 4,500 employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the metropolitan Washington, D.C. area, our more than 55 regional offices throughout the U.S. and over 15 offices in key markets outside the U.S., including offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, and Rio de Janeiro.

RESULTS OF OPERATIONS

Three Months ended March 31, 2014, compared to Three Months ended March 31, 2013

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,				Year-to-Year Change Three Months Ended March 31,
	2014	2013	2014	2013	2013 to 2014
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$245,052	$233,921	100.0%	100.0%	$11,131	4.8%
Direct Costs	153,730	142,818	62.7%	61.1%	10,912	7.6%
Operating Costs and Expenses
Indirect and selling expenses	69,637	68,262	28.4%	29.2%	1,375	2.0%
Depreciation and amortization	3,076	2,799	1.3%	1.2%	277	9.9%
Amortization of intangible assets	1,959	2,393	0.8%	1.0%	(434)	(18.1)%
Total Operating Costs and Expenses	74,672	73,454	30.5%	31.4%	1,218	1.7%
Operating Income	16,650	17,649	6.8%	7.5%	(999)	(5.7)%
Other (Expense) Income
Interest expense	(714)	(768)	(0.3)%	(0.3)%	54	(7.0)%
Other (expense) income	(35)	78	—%	—%	(113)	(144.9)%
Income before Income Taxes	15,901	16,959	6.5%	7.2%	(1,058)	(6.2)%
Provision for Income Taxes	6,185	6,847	2.5%	2.9%	(662)	(9.7)%
Net Income	$9,716	$10,112	4.0%	4.3%	$(396)	(3.9)%
Foreign currency translation adjustments	(347)	(245)	(0.2)%	(0.1)%	(102)	41.6%
Comprehensive Income	$9,369	$9,867	3.8%	4.2%	$(498)	(5.0)%

Gross Revenue. Revenue for the three months ended March 31, 2014, was $245.1 million, compared to $233.9 million for the three months ended March 31, 2013, representing an increase of $11.1 million or 4.8%. The increase in revenue is primarily attributable to the 5.3% increase in government revenue, driven by non-U.S. government revenue from the acquisition of Mostra, as well as the 3.5% increase in revenue from commercial clients, primarily due to growth in digital interactive and energy efficiency program revenues. The growth in government and commercial revenue was partially offset by the impact of severe weather experienced by our operations on the east coast of the U.S in the first quarter of 2014. We estimate the impact of the severe weather on first quarter revenues to be approximately $4.0 million to $5.0 million. We anticipate that the growth rate of our revenue from commercial and non-U.S. government clients will exceed the revenue growth rate from our U.S. federal government clients for fiscal year 2014.

Direct Costs. Direct costs for the three months ended March 31, 2014, were $153.7 million compared to $142.8 million for the three months ended March 31, 2013, an increase of $10.9 million or 7.6%. The increase in direct costs is primarily attributable to an increase in subcontractor and other direct expenses largely resulting from the acquisition of Mostra. Direct costs as a percent of revenue increased to 62.7% for the three months ended March 31, 2014, compared to 61.1% for the three months ended March 31, 2013. We generally expect the ratio of direct costs as a percentage of revenue to increase when our own labor decreases relative to subcontracted labor or outside consultants.

Indirect and selling expenses. Indirect and selling expenses for the three months ended March 31, 2014, were $69.6 million compared to $68.3 million for the three months ended March 31, 2013, an increase of $1.4 million or 2.0%. The increase in indirect and selling expenses is primarily attributable to the Mostra acquisition. This increase was partially offset by a decrease in non-labor expense, driven by a reduction in the fair value of contingent consideration related to the acquisition of ECA of $2.8 million, as further described in “Note 9, Fair Value Measurement” in the Notes to Consolidated Financial Statements. Indirect and selling expenses as a percent of revenue decreased to 28.4% for the three months ended March 31, 2014, compared to 29.2% for the three months ended March 31, 2013.

Depreciation and amortization. Depreciation and amortization was $3.1 million for the three months ended March 31, 2014, compared to $2.8 million for the three months ended March 31, 2013.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2014, was $2.0 million compared to $2.4 million for the three months ended March 31, 2013. The 18.1% decrease was primarily due to reduced amortization of intangible assets related to acquisitions in prior years, partly offset by an increase in amortization resulting from the Mostra and CityTech acquisitions.

Operating Income. For the three months ended March 31, 2014, operating income was $16.7 million compared to $17.6 million for the three months ended March 31, 2013, a decrease of $1.0 million or 5.7%. Operating income as a percent of revenue decreased to 6.8% for the three months ended March 31, 2014, from 7.5% for the three months ended March 31, 2013. During the first three months of 2014, our operating income was negatively impacted by the severe weather experienced by our operations on the east coast of the U.S. We estimate that the severe weather impacted our first quarter profitability by approximately $1.6 million to $2.0 million. Further, our margins were negatively impacted by approximately $1.6 million due to losses incurred on projects acquired as part of our acquisition of ECA. The negative margin impact of these two items was partially offset by a change in the fair value of contingent consideration in the amount of $2.8 million.

Interest expense. For the three months ended March 31, 2014, interest expense was $0.7 million, compared to $0.8 million for the three months ended March 31, 2013. The $0.1 million decrease was due to both a decrease in the average debt balance and a decrease in interest rates.

Provision for Income Taxes. The effective income tax rate for the three months ended March 31, 2014, and March 31, 2013, was 38.9% and 40.4%, respectively. The rate reduction is primarily related to favorable adjustments resulting from amendments to prior period state tax returns and non-taxable income.

SELECTED KEY METRICS

The following table shows our revenue from each of our key three markets as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market. Certain immaterial revenue amounts in the prior year have been reclassified due to minor adjustments.

	Three Months Ended March 31,
	2014	2013
Energy, environment, and infrastructure	40%	39%
Health, social programs, and consumer/financial	49%	48%
Public safety and defense	11%	13%
Total	100%	100%

Our primary clients are the agencies and departments of the U.S. federal government and commercial clients. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated. Certain immaterial revenue amounts in the prior year have been reclassified due to minor adjustments.

	Three Months Ended March 31,
	2014	2013
U.S. federal government	53%	59%
U.S. state and local government	10%	8%
Non-U.S. government	9%	5%
Government	72%	72%
Commercial	28%	28%
Total	100%	100%

The increase in non-U.S. government revenue and the decrease in U.S. federal government revenue as a percent of total revenue for the three months ended March 31, 2014 compared to the prior-year period is primarily due to the acquisition of Mostra.

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

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Three Months Ended March 31,
	2014	2013
Time-and-materials	50%	52%
Fixed-price	33%	30%
Cost-based	17%	18%
Total	100%	100%

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

Fixed-price contracts. Under fixed-price contracts, we perform specific tasks for a pre-determined price. Compared to time-and-materials and cost-based contracts, fixed-price contracts involve greater financial risk because we bear the full impact of labor and non-labor costs that exceed our estimates, in terms of costs per hour, number of hours, and all other costs of performance, in return for the full benefit of any cost savings. We therefore may generate more or less than the targeted amount of profit or, perhaps, incur a loss. The increase in fixed-price contracts as a percent of total revenue for the three months ended March 31, 2014 compared to the prior-year period is primarily attributable to the increase in fixed-price contracts from the acquisition of Mostra.

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

Contract backlog

We define total backlog as the future revenue we expect to receive from our contracts and other engagements. We generally include in our total backlog the estimated revenue represented by contract options that have been priced, but not exercised. We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our General Services Administration Multiple Award Schedule contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, Master Service Agreements (“MSAs”), or other contract vehicles that are also held by a large number of firms and under which potential future delivery orders or task orders might be issued by any of a large number of different agencies, and are likely to be subject to a competitive bidding process. We do, however, include potential future work expected to be awarded under IDIQ contracts that are available to be utilized by a limited number of potential clients and are held either by us alone or by a limited number of firms.

We include expected revenue in funded backlog when we have been authorized by the client to proceed under a contract up to the dollar amount specified by our client, and this amount will be owed to us under the contract after we provide the services pursuant to the authorization. If we do not provide services authorized by a client prior to the expiration of the authorization, we remove amounts corresponding to the expired authorization from funded backlog. We do include expected revenue under an engagement in funded backlog when we do not have a signed contract, but only in situations when we have received client authorization to begin or continue working and we expect to sign a contract for the engagement. In this case, the amount of funded backlog is limited to the amount authorized. Our funded backlog does not represent the full revenue potential of our contracts because many government clients, and sometimes other clients, authorize work under a particular contract on a yearly or more frequent basis, even though the contract may extend over several years. Most of the services we provide to commercial clients are provided under contracts or task orders under MSAs with relatively short durations. As a consequence, our backlog attributable to these clients is typically reflected in funded backlog and not in unfunded backlog.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	March 31,
	2014	2013
	(in millions)
Funded	$696.9	$719.5
Unfunded	949.6	769.7
Total	$1,646.5	$1,489.2

Service Revenue

Service revenue represents gross revenue less subcontractor and other direct costs such as third-party materials and travel expenses. Service revenue is a measure that we use to evaluate our margins for services performed and, therefore, we believe it is useful to investors. We generally expect the ratio of direct costs as a percentage of revenue to increase when our own labor decreases relative to subcontractor labor or outside consultants. A reconciliation of gross revenue to service revenue follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Gross revenue	$245,052	$233,921
Subcontractor and other direct costs	(62,054)	(55,042)
Service revenue	$182,998	$178,879

EBITDA

EBITDA, earnings before interest and other income and/or expense, tax, and depreciation and amortization, is a measure used by us to evaluate performance. We believe EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in evaluating companies in our industry. EBITDA is not a recognized term under U.S. GAAP and does not purport to be an alternative to net income as a measure of operating performance, or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA may not be comparable to other similarly titled measures used by other companies. EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments, capital expenditures, and debt service. Our credit agreement includes covenants based on EBITDA, subject to certain adjustments. A reconciliation of net income to EBITDA follows:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net income	$9,716	$10,112
Other expense (income)	35	(78)
Interest expense	714	768
Provision for income taxes	6,185	6,847
Depreciation and amortization	5,035	5,192
EBITDA	$21,685	$22,841

Adjusted EPS

Adjusted EPS represents diluted EPS excluding acquisition costs, net of tax. We incurred expenses in connection with our strategic acquisitions during the three months ended March 31, 2014 which we generally would not have otherwise incurred as part of our continuing operations. As a result, adjusted EPS is a measure used by us to evaluate earnings per share excluding these expenses and, therefore, we believe it is useful to investors. A reconciliation of diluted EPS to adjusted EPS follows:

	Three Months Ended March 31,
	2014	2013
Diluted EPS	$0.48	$0.51
EPS impact of acquisition costs, net of tax	0.02	—
Adjusted EPS	$0.50	$0.51

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

Credit Facility. We entered into the Credit Facility on March 14, 2012, as amended on May 29, 2012 and on July 31, 2013, with a syndication of eleven commercial banks to allow for borrowings of up to $500.0 million for a period of five years (maturing March 14, 2017) under a revolving line of credit. The Credit Facility amends and restates our previous agreement entered into on February 20, 2008, which had allowed for borrowings of up to $350.0 million. The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, taking into account financial, performance-based limitations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. We incurred approximately $2.0 million in additional debt issuance costs in 2012 related to amending the Credit Facility, which are amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of March 31, 2014, we were in compliance with our covenants under the Credit Facility.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.40% to 1.42% for the first three months of 2014.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under the Credit Facility. As of March 31, 2014, we had $127.2 million borrowed under our revolving line of credit and outstanding letters of credit of $1.9 million, resulting in available borrowing capacity of $270.9 million on our Credit Facility (excluding the accordion feature), which is available for our working capital needs and for other purposes. Taking into account certain financial, performance-based limitations, available borrowing capacity was $270.9 million, as of March 31, 2014.

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

Financial Condition. There were several changes in our balance sheet during the three months ended March 31, 2014. Cash increased to $20.2 million on March 31, 2014, from $9.0 million on December 31, 2013, and long-term debt increased to $127.2 million on March 31, 2014, from $40.0 million on December 31, 2013, both of which were primarily due to our acquisitions of Mostra and CityTech. Accounts receivable, net increased $37.9 million compared to December 31, 2013, and days-sales-outstanding increased to 81 days on March 31, 2014, as compared to 72 days on December 31, 2013. Excluding acquisitions, days-sales-outstanding on March 31, 2014 was 77 days. The increase in accounts receivable was due primarily to the Mostra acquisition and temporary timing differences in client billings. Goodwill and other intangible assets, increased $45.4 million and $7.4 million, respectively, due to the acquisition of Mostra and CityTech during the three months ended March 31, 2014.

With the continued expansion and implementation of our international growth strategy, we have explored various options of mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have two forward contract agreements (“hedges”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair-value of the hedges in our results of operations. As we continue to implement our international growth strategy, we may increase the number, size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. The current impact of the hedges to the consolidated financial statements is immaterial.

Share Repurchase Program. Effective November 2013, our Board of Directors approved a share repurchase plan expiring in November 2015, authorizing us to repurchase in the aggregate up to $35.0 million of our outstanding common stock. Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations as may be considered in our sole discretion. During the three months ended March 31, 2014, we repurchased 14,814 shares under this program at an average price of $39.62 per share. Of the $35.0 million approved for share repurchases, approximately $29.1 million remained available as of March 31, 2014.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash was $20.2 million and $9.0 million on March 31, 2014, and December 31, 2013, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the three months ended March 31, 2014, and March 31, 2013:

	Three Months Ended March 31,
	2014	2013
	(in thousands)
Net cash (used in) provided by operating activities	$(12,029)	$13,307
Net cash used in investing activities	(63,374)	(3,621)
Net cash provided by (used in) financing activities	87,001	(19,701)
Effect of exchange rate changes on cash	(347)	(245)
Net increase (decrease) in cash	$11,251	$(10,260)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities used cash of $12.0 million for the three months ended March 31, 2014, and provided $13.3 million for the three months ended March 31, 2013. Cash flows from operating activities for the first three months of 2014 were negatively impacted primarily by net contract receivables, due to temporary timing differences in client billings, and accrued salaries and benefits, and were positively impacted by a net income tax receivable and accrued expenses. Cash flows from operating activities for the first three months of 2013 were positively impacted by a net income tax receivable, and were negatively impacted by accrued salaries and benefits, accrued expenses, and contract receivables, net.

Investing activities used cash of $63.4 million for the three months ended March 31, 2014, compared to $3.6 million for the three months ended March 31, 2013. The cash used in investing activities for the first three months of 2014 was primarily for capital expenditures and our acquisitions of Mostra and CityTech. The cash used in investing activities for the first three months of 2013 was primarily for capital expenditures.

For the three months ended March 31, 2014, cash flow provided by financing activities of $87.0 million was attributable primarily to $87.2 million in net advances on our revolving line of credit as a result of acquisitions and working capital needs. For the three months ended March 31, 2013, cash flow used in financing activities of $19.7 million was attributable primarily to $18.3 million in net payments on our revolving line of credit.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $20.0 million that reduce the funds available under the revolving line of credit when issued. As of March 31, 2014, we had 10 outstanding letters of credit with a total value of $1.9 million.

The following table summarizes our contractual obligations as of March 31, 2014 that require us to make future cash payments. For contractual obligations, we include payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Rent of facilities	$259,376	$30,235	$61,923	$57,939	$109,279
Operating lease obligations	2,530	1,007	1,132	391	—
Long-term debt obligation (1)	132,568	1,813	130,755	—	—
Total	$394,474	$33,055	$193,810	$58,330	$109,279

(1) Represents the obligation for principal and variable interest payments related to our Credit Facility assuming the principal amount outstanding and interest rates at March 31, 2014 remain fixed through maturity. These assumptions are subject to change in future periods.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 28, 2014.

Item  4. Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Investing in our common stock involves risk. There are numerous and varied risks, known and unknown, that may affect us and prevent us from achieving our goals. There have been no material changes in those risk factors discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2013 filed with the SEC on February 28, 2014.

The risks described in our Annual Report on Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock. For the three months ended March 31, 2014, a total of 3,151 shares of unregistered common stock, valued at an aggregate of $120,660 were issued to four directors of the Company for director-related compensation on January 3, 2014 and March 31, 2014. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. The following table summarizes our share repurchase activity for the three months ended March 31, 2014:

Period	Total Number of Shares Purchased		Average Price Paid per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
January 1 – January 31	3,695	(b)	$34.89	(b)	—	$29,644,728
February 1 – February 28	979	(b)	$33.71	(b)	—	$29,644,728
March 1 – March 31	92,419	(a)(c)	$40.27	(a)(c)	14,814	$29,057,792
Total	97,093		$40.00		14,814

(a)

In the third quarter of 2013, our Board of Directors approved a share repurchase plan effective in November 2013 and expiring in November 2015, authorizing us to repurchase in the aggregate up to $35.0 million of our outstanding common stock. During March 2014, we repurchased 14,814 shares under this program at an average price of $39.62 per share.

(b)

Represents amounts related to stock repurchased from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of restricted stock units in accordance with our applicable long-term incentive plan.

(c)

In addition to shares repurchased pursuant to our share repurchase program, during March 2014, we repurchased 77,605 shares of common stock for an aggregate cost of $3,135,062 from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of restricted stock units in accordance with our applicable long-term incentive plan. The average fair value of the common stock purchased was $40.40 per share.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 8, 2014	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 8, 2014	By:	/s/ James Morgan
James Morgan
Chief Financial Officer (Principal Financial Officer)