Form 10-Q
period 2014-06-30
ICF International, Inc.
filed 2014-08-07
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2014

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

As of July 31, 2014, there were 19,470,469 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2014

PART I. FINANCIAL INFORMATION

Item  1.      Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Current Assets:
Cash	$8,026	$8,953
Contract receivables, net	253,376	205,062
Prepaid expenses and other	16,366	7,847
Income tax receivable	7,507	4,482
Total current assets	285,275	226,344

Total property and equipment, net of accumulated depreciation of $54,105 and $49,229, as of June 30, 2014 and December 31, 2013, respectively	30,478	30,214
Other assets:
Goodwill	459,471	418,839
Other intangible assets, net	18,125	12,239
Restricted cash	2,096	1,864
Other assets	12,462	11,414
Total Assets	$807,907	$700,914

Current Liabilities:
Accounts payable	$48,340	$45,544
Accrued salaries and benefits	45,695	45,994
Accrued expenses	37,709	32,256
Deferred revenue	20,749	20,282
Deferred income taxes	6,000	6,144
Total current liabilities	158,493	150,220

Long-term Liabilities:
Long-term debt	132,808	40,000
Deferred rent	14,455	12,912
Deferred income taxes	10,719	10,780
Other	9,591	12,911
Total Liabilities	326,066	226,823
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 70,000,000 shares authorized; 21,006,518 and 20,617,270 issued; and 19,522,960 and 19,764,634 outstanding as of June 30, 2014 and December 31, 2013, respectively	21	21
Additional paid-in capital	262,291	250,698
Retained earnings	265,621	245,907
Treasury stock	(45,562)	(21,545)
Accumulated other comprehensive loss	(530)	(990)
Total Stockholders’ Equity	481,841	474,091
Total Liabilities and Stockholders’ Equity	$807,907	$700,914

The accompanying notes are an integral part of these consolidated financial statements.

 ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Gross Revenue	$263,860	$241,568	$508,912	$475,489
Direct Costs	166,667	151,528	320,397	294,346
Operating costs and expenses:
Indirect and selling expenses	74,232	67,604	143,869	135,866
Depreciation and amortization	3,190	2,782	6,266	5,581
Amortization of intangible assets	2,197	2,359	4,156	4,752
Total operating costs and expenses	79,619	72,745	154,291	146,199

Operating income	17,574	17,295	34,224	34,944
Interest expense	(774)	(626)	(1,488)	(1,394)
Other (expense) income	(621)	(9)	(656)	69
Income before income taxes	16,179	16,660	32,080	33,619
Provision for income taxes	6,181	6,329	12,366	13,176
Net income	$9,998	$10,331	$19,714	$20,443

Earnings per Share:
Basic	$0.51	$0.52	$1.00	$1.04
Diluted	$0.50	$0.52	$0.98	$1.02

Weighted-average Shares:
Basic	19,795	19,706	19,799	19,625
Diluted	20,082	19,996	20,213	19,993

Other comprehensive income (loss):
Foreign currency translation adjustments	807	(197)	460	(442)
Comprehensive income	$10,805	$10,134	$20,174	$20,001

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$19,714	$20,443
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash equity compensation	6,831	4,283
Depreciation and amortization	10,422	10,333
Other adjustments, net	(610)	3,276
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(29,125)	(2,351)
Prepaid expenses and other assets	(8,765)	(4,599)
Accounts payable	(605)	(6,183)
Accrued salaries and benefits	(1,463)	(841)
Accrued expenses	4,339	(36)
Deferred revenue	(3,773)	(1,236)
Income tax receivable and payable	(3,973)	7,571
Other liabilities	(832)	(362)
Net Cash (Used in) Provided by Operating Activities	(7,840)	30,298

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(8,103)	(7,197)
Payments for business acquisitions, net of cash received	(57,718)	—
Net Cash Used in Investing Activities	(65,821)	(7,197)

Cash Flows from Financing Activities
Advances from working capital facilities	270,901	58,317
Payments on working capital facilities	(178,093)	(88,317)
Debt issue costs	(753)	—
Proceeds from exercise of options	1,532	460
Tax benefits of stock option exercises and award vesting	3,167	26
Net payments for stockholder issuances and buybacks	(23,954)	(2,384)
Net Cash Provided by (Used in) Financing Activities	72,800	(31,898)
Effect of exchange rate changes on cash	(66)	(442)

Decrease in Cash	(927)	(9,239)
Cash, beginning of period	8,953	14,725
Cash, end of period	$8,026	$5,486

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$1,293	$1,409
Income taxes	$13,666	$3,783

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share amounts)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. The Company reports operating results and financial data in one operating and reportable segment. Operating results for the six-month period ended June 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain immaterial amounts in the 2013 consolidated financial statements have been reclassified to conform to current-year presentation. The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair values at June 30, 2014, due to their short maturities. The Company recognizes activity related to its forward contract agreements and contingent consideration payable in connection with acquisitions at fair value as further described in Note 10. The Company believes the carrying value of the lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at June 30, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2014.

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

Note 2. Summary of Significant Accounting Policies

Other Comprehensive Income

Other comprehensive income represents foreign currency translation adjustments arising from the use of differing exchange rates from period to period. The financial positions and results of operations of the Company’s foreign subsidiaries are based on the local currency as the functional currency and are translated to U.S. dollars for financial reporting purposes. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each period-end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments are included in accumulated other comprehensive income (loss) in stockholders’ equity. The activity included in other comprehensive income (loss) related to foreign currency translation adjustments for each period reported is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Foreign currency translation adjustments	$281	$(197)	$(66)	$(442)
Realized losses reclassified into earnings(1)	526	—	526	—
Other comprehensive income (loss)	$807	$(197)	$460	$(442)

(1)

Represents the reclassification of foreign currency translation adjustments from accumulated other comprehensive loss into earnings as a result of closing one of our international offices. Amount is included in the other (expense) income line item in the statements of comprehensive income.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This ASU provides a single comprehensive revenue recognition framework and supersedes almost all existing revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for deciding on the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures. The ASU is effective for the Company in the first quarter of 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the ASU is not permitted. The Company is currently evaluating the impact of adopting ASU 2014-09.

Note 3. Business Combinations

During the six months ended June 30, 2014, the Company acquired Mostra SA and CityTech, Inc. The Company is in the process of finalizing its valuation of the assets acquired and liabilities assumed. Based on the Company’s preliminary valuation, the Company recorded $41.0 million to goodwill resulting from both acquisitions. The Company acquired Ecommerce Accelerator LLC in July 2013.

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

Note 4. Contract Receivables

Contract receivables consisted of the following:

	June 30, 2014	December 31, 2013
Billed	$140,695	$106,658
Unbilled	114,291	100,157
Allowance for doubtful accounts	(1,610)	(1,753)
Contract receivables, net	$253,376	$205,062

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

Note 5. Intangible Assets

Intangible assets increased as of June 30, 2014 from December 31, 2013 due to the Mostra and CityTech acquisitions (see Note 3) and consisted of the following:

	June 30, 2014	December 31, 2013
Customer-related intangibles	$68,465	$58,829
Developed technology	960	960
Marketing trade name	406	—
	69,831	59,789
Less: accumulated amortization	(51,706)	(47,550)
Total other intangible assets, net	$18,125	$12,239

Note 6. Commitments and Contingencies

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

Road Home Contract

Although no legal proceeding has been commenced, the Company has received correspondence from the Office of Community Development of the State of Louisiana, claiming that the Company is responsible for the overpayment of Road Home program grant funds to some grant applicants. The State has also indicated that, as it continues to review homeowner grant calculations, it expects to assert additional demands in the future, increasing the aggregate claim amount. The total claim received by the Company to date is approximately $90.3 million. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of June 30, 2014.

Note 7. Long-Term Debt

The Company entered into a Fourth Amended and Restated Business Loan and Security Agreement (the “Credit Facility”) on May 16, 2014 with a syndication of 11 commercial banks. The Credit Facility amends and restates the agreement entered into on March 14, 2012, as amended on May 29, 2012 and on July 31, 2013. The Company amended the Credit Facility to allow for borrowing in foreign currencies and to enter into local financial arrangements for its foreign subsidiaries. The Credit Facility continues to allow for borrowings of up to $500.0 million; however, it extends the term of the Credit Facility from March 14, 2017 to May 16, 2019 (five years from the closing date). The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, taking into account financial, performance-based limitations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. The Company incurred approximately $0.8 million in additional debt issuance costs during the three months ended June 30, 2014 related to amending the Credit Facility, which are amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of June 30, 2014, the Company was in compliance with its covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.40% to 3.25% for the first six months of 2014.

As of June 30, 2014, the Company had $132.8 million in long-term debt outstanding, $1.8 million in outstanding letters of credit, and available borrowing capacity of $265.4 million under the Credit Facility (excluding the accordion feature). Taking into account the financial, performance-based limitations, available borrowing capacity was $260.1 million as of June 30, 2014.

Note 8. Accounting for Stock-Based Compensation

The Company recognized stock-based compensation expense of $2.7 million and $2.6 million for the three months ended June 30, 2014, and June 30, 2013, respectively, and $6.6 million and $4.7 million for the six months ended June 30, 2014, and June 30, 2013, respectively. Unrecognized compensation expense of $16.1 million as of June 30, 2014, related to unvested stock options and unsettled restricted stock units (“RSUs”), is expected to be recognized over a weighted-average period of approximately 2.0 years. The unrecognized compensation expense related to cash-settled RSUs (“CSRSUs”) totaled approximately $9.6 million at June 30, 2014 and is expected to be recognized over a weighted-average period of approximately 3.3 years. During the six months ended June 30, 2014, the Company granted approximately 0.3 million shares in the form of equity compensation, including stock options, and stock-settled RSUs, and granted approximately 0.2 million shares in the form of CSRSUs to its employees. As of June 30, 2014, the Company had approximately 1.8 million shares available for grant under its 2010 Omnibus Incentive Plan, as amended. CSRSUs have no impact on the shares available for grant under the 2010 Omnibus Incentive Plan, and have no impact on the calculated shares used in earnings per share calculations.

Note 9. Income Taxes

The Company’s effective tax rate for the three-month and six-month periods ended June 30, 2014, was 38.2% and 38.5%, respectively.

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

The Company’s total liability for unrecognized tax benefits as of June 30, 2014 and June 30, 2013 was $0.7 million and $0.8 million, respectively. Included in the balance as of June 30, 2014 was $0.5 million of tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax benefits may decrease by approximately $0.2 million.

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 10. Fair Value Measurement

The Company performs fair value measurements in accordance with the guidance provided by ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

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

Assets and liabilities measured at fair value on a recurring basis on the Company’s consolidated balance sheets at June 30, 2014 and December 31, 2013 consisted primarily of contingent consideration in connection with the Company’s acquisition of ECA in July 2013. In accordance with the purchase agreement for the ECA transaction, the Company is required to pay consideration in the event that ECA achieves certain specified earnings results during the three fiscal-year end periods post-acquisition, ending December 31, 2015. At the end of each reporting period, the Company determines the fair value of contingent consideration using a discounted cash flow model which includes a probability assessment of expected future cash flows related to ECA. The fair value measurement uses significant inputs that are not observable in the market and thus, represents a Level 3 fair value measurement. At June 30, 2014 and December 31, 2013, the fair value measurement of contingent consideration was zero and $2.8 million, respectively. The change in the fair value measurement of $2.8 million was recorded as a reduction to indirect and selling expenses during the first quarter of fiscal year 2014.

In addition, the Company accounts for forward contract agreements in the consolidated balance sheets as either an asset or liability measured at fair value. The fair value of the hedges at June 30, 2014 and December 31, 2013 and the changes in fair value for the three and six months ended June 30, 2014 and June 30, 2013 were immaterial.

Note 11. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and settlement of RSUs. The dilutive effect of stock options and RSUs excludes shares that would be anti-dilutive to the calculation of EPS if included. For the three-month and six-month periods ended June 30, 2014, approximately 0.3 million and 0.2 million anti-dilutive weighted-average shares were excluded from the calculation of EPS, respectively. For the three-month and six-month periods ended June 30, 2013, approximately 0.4 million and 0.3 million anti-dilutive weighted-average shares were excluded from the calculation of EPS, respectively. The dilutive effect of stock options, restricted stock, and RSUs for each period reported is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net Income	$9,998	$10,331	$19,714	$20,443

Weighted-average number of basic shares outstanding during the period	19,795	19,706	19,799	19,625
Dilutive effect of stock options, restricted stock and RSUs	287	290	414	368
Weighted-average number of diluted shares outstanding during the period	20,082	19,996	20,213	19,993

Basic earnings per share	$0.51	$0.52	$1.00	$1.04
Diluted earnings per share	$0.50	$0.52	$0.98	$1.02

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We categorize our clients into two client classifications: government and commercial. Within the government classification, we present three client sub-classifications: U.S. federal government, U.S. state and local government, and non-U.S. government. Within the commercial classification, there are no sub-classifications; it includes both U.S. and non-U.S. based clients. With the implementation of our international growth strategy and our recent acquisitions, providing one consolidated commercial category reflects our current business and growth because our commercial business utilizes both U.S. and non-U.S. employees to support commercial clients, many of which have a global presence. Our major clients are federal government departments and agencies. Our federal government clients have included every cabinet-level department, most significantly HHS, DOS, and DoD. For the six months ended June 30, 2014, revenue generated by U.S. federal government clients and commercial clients was 52% and 28%, respectively. The remaining 20% of revenue was generated by U.S. state and local government clients, as well as non-U.S. government clients.

In the first six months of 2014, we saw growth in commercial client revenue, non-U.S. government revenue, and U.S. state and local government revenue, while U.S. federal government revenue declined. Gross revenue increased to $508.9 million representing an increase of approximately 7.0% for the six months ended June 30, 2014 compared to the prior year period. Operating income decreased 2.1% to $34.2 million, and net income decreased 3.6% to $19.7 million for the six months ended June 30, 2014 compared to the prior year period. During the six months ended June 30, 2014, we recorded additional expenses related to improving our cost structure and operations including approximately $1.7 million of severance costs and approximately $0.5 million of realized foreign currency translation losses as a result of closing one of our international offices. In addition, severe weather experienced by our operations on the east coast of the U.S. negatively impacted our first quarter revenue and operating income by approximately $4.0 million to $5.0 million and approximately $1.6 million to $2.0 million, respectively. For the second half of fiscal year 2014, we anticipate that the net income growth rate will be higher than the revenue growth rate.

During the six months ended June 30, 2014, we acquired two companies, Mostra and CityTech. Mostra, a strategic communications consulting company based in Brussels, Belgium, extends our strategic communications capabilities to enhance our policy and advisory work in Europe. CityTech, a Chicago-based digital interactive consulting firm, adds important expertise to our digital interactive business and enables us to offer a full range of strategic communications, digital strategy and e-commerce solutions to CityTech's existing commercial clients. We expect that these acquisitions will contribute to the continued diversification of our revenue sources, consistent with our growth strategy.

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues in our key markets due to heightened concerns about clean energy and energy efficiency; health promotion, treatment, and cost control; and ever-present homeland security threats. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements across the program life cycle in our three key markets, and to complete and successfully integrate additional acquisitions. In our three markets, we will continue to focus on building scale in domain and horizontal expertise; developing business with both our government and commercial clients; and replicating our business model geographically throughout the world. In doing so, we will continue to evaluate acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

We believe that the combination of internally-generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, potential acquisitions, customary capital expenditures, and other current working capital requirements.

While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers. The federal government’s budget deficit, the national debt, and prevailing economic conditions could negatively affect federal government expenditures on programs we support. Although there is an appropriated budget for fiscal year 2014, there are still top-line legislative constraints on federal discretionary spending though 2021 that limit expenditure growth. The federal government’s fiscal year ends on September 30 of each year. If a federal budget for the next fiscal year has not been approved by that date, some of our clients may have to suspend engagements on which we are working or may delay new engagements until a budget has been approved. While actions by Congress could result in a delay or reduction to our revenue, profit, and cash flow and could have a negative impact on our business and results of operations, we believe we are well positioned in markets that have been, and will continue to be, priorities to the federal government.

Key Markets:

•

Energy, environment, and infrastructure. We provide advisory services on energy and environmental issues for both government and commercial clients relating to power markets, energy demand, environmental policy, and the transportation industry. We develop implementation solutions for industry-related challenges, such as increasing energy efficiency needs and managing the environmental challenges of large infrastructure projects.

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

CRITICAL ACCOUNTING ESTIMATES

Recent Accounting Pronouncements

New accounting standards are discussed in “Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three Months ended June 30, 2014, compared to Three Months ended June 30, 2013

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Year-to-Year Change Three Months Ended June 30,
	2014	2013	2014	2013	2013 to 2014
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$263,860	$241,568	100.0%	100.0%	$22,292	9.2%
Direct Costs	166,667	151,528	63.2%	62.7%	15,139	10.0%
Operating Costs and Expenses
Indirect and selling expenses	74,232	67,604	28.1%	28.0%	6,628	9.8%
Depreciation and amortization	3,190	2,782	1.2%	1.1%	408	14.7%
Amortization of intangible assets	2,197	2,359	0.9%	1.0%	(162)	(6.9)%
Total Operating Costs and Expenses	79,619	72,745	30.2%	30.2%	6,874	9.4%
Operating Income	17,574	17,295	6.6%	7.2%	279	1.6%
Other (Expense) Income
Interest expense	(774)	(626)	(0.3)%	(0.3)%	(148)	23.6%
Other (expense) income	(621)	(9)	(0.2)%	—	(612)	6800.0%
Income before Income Taxes	16,179	16,660	6.1%	6.9%	(481)	(2.9)%
Provision for Income Taxes	6,181	6,329	2.3%	2.6%	(148)	(2.3)%
Net Income	$9,998	$10,331	3.8%	4.3%	$(333)	(3.2)%
Foreign currency translation adjustments	807	(197)	0.3%	(0.1)%	1,004	(509.6)%
Comprehensive Income	$10,805	$10,134	4.1%	4.2%	$671	6.6%

Gross Revenue. Revenue for the three months ended June 30, 2014, was $263.9 million, compared to $241.6 million for the three months ended June 30, 2013, representing an increase of $22.3 million or 9.2%. The increase in revenue is primarily attributable to the 7.8% increase in government revenue, driven by non-U.S. government revenue from the acquisition of Mostra, as well as the 13.0% increase in revenue from commercial clients, primarily due to growth in digital interactive program revenues related to the CityTech and ECA acquisitions.

Direct Costs. Direct costs for the three months ended June 30, 2014, were $166.7 million compared to $151.5 million for the three months ended June 30, 2013, an increase of $15.1 million or 10.0%. The increase in direct costs is primarily attributable to an increase in subcontractor and other direct expenses largely resulting from the acquisitions of Mostra and CityTech. Direct costs as a percent of revenue increased to 63.2% for the three months ended June 30, 2014, compared to 62.7% for the three months ended June 30, 2013. We generally expect the ratio of direct costs as a percentage of revenue to increase when our own labor decreases relative to subcontracted labor or outside consultants.

Indirect and selling expenses. Indirect and selling expenses for the three months ended June 30, 2014, were $74.2 million compared to $67.6 million for the three months ended June 30, 2013, an increase of $6.6 million or 9.8%. The increase in indirect and selling expenses is primarily attributable to the Mostra and CityTech acquisitions. Indirect and selling expenses as a percent of revenue increased slightly to 28.1% for the three months ended June 30, 2014, compared to 28.0% for the three months ended June 30, 2013.

Depreciation and amortization. Depreciation and amortization was $3.2 million for the three months ended June 30, 2014, compared to $2.8 million for the three months ended June 30, 2013. The increase in depreciation and amortization of 14.7% was primarily due to an increase in expenses for assets acquired in the latter part of 2013 related to opening new offices.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2014, was $2.2 million compared to $2.4 million for the three months ended June 30, 2013. The 6.9% decrease was primarily due to reduced amortization of intangible assets related to acquisitions in prior years, partly offset by an increase in amortization resulting from the Mostra and CityTech acquisitions.

Operating Income. For the three months ended June 30, 2014, operating income was $17.6 million compared to $17.3 million for the three months ended June 30, 2013, an increase of $0.3 million or 1.6%. The positive impact on operating income from the Mostra and CityTech acquisitions was partly offset by approximately $1.7 million of severance costs related to improving our cost structure and operations. Operating income as a percent of revenue decreased to 6.6% for the three months ended June 30, 2014, from 7.2% for the three months ended June 30, 2013.

Interest expense. For the three months ended June 30, 2014, interest expense was $0.8 million, compared to $0.6 million for the three months ended June 30, 2013. The $0.2 million increase was due to a higher average debt balance during the three months ended June 30, 2014.

Other (expense) income. Other expense increased from a negligible amount to $0.6 million for the three months ended June 30, 2014 compared to the prior year period. The increase was primarily due to the reclassification of realized foreign currency translation losses from accumulated other comprehensive loss into earnings as a result of closing one of our international offices as part of actions taken to improve our cost structure and operations.

Provision for Income Taxes. The effective income tax rate for the three months ended June 30, 2014, and June 30, 2013, was 38.2% and 38.0%, respectively.

Six Months ended June 30, 2014, compared to Six Months ended June 30, 2013

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Six Months Ended June 30,				Year-to-Year Change Six Months Ended June 30,
	2014	2013	2014	2013	2013 to 2014
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$508,912	$475,489	100.0%	100.0%	$33,423	7.0%
Direct Costs	320,397	294,346	63.0%	61.9%	26,051	8.9%
Operating Costs and Expenses
Indirect and selling expenses	143,869	135,866	28.3%	28.5%	8,003	5.9%
Depreciation and amortization	6,266	5,581	1.2%	1.2%	685	12.3%
Amortization of intangible assets	4,156	4,752	0.8%	1.0%	(596)	(12.5)%
Total Operating Costs and Expenses	154,291	146,199	30.3%	30.7%	8,092	5.5%
Operating Income	34,224	34,944	6.7%	7.4%	(720)	(2.1)%
Other (Expense) Income
Interest expense	(1,488)	(1,394)	(0.3)%	(0.3)%	(94)	6.7%
Other (expense) income	(656)	69	(0.1)%	—	(725)	(1050.7)%
Income before Income Taxes	32,080	33,619	6.3%	7.1%	(1,539)	(4.6)%
Provision for Income Taxes	12,366	13,176	2.4%	2.8%	(810)	(6.1)%
Net Income	$19,714	$20,443	3.9%	4.3%	$(729)	(3.6)%
Foreign currency translation adjustments	460	(442)	0.1%	(0.1)%	902	(204.1)%
Comprehensive Income	$20,174	$20,001	4.0%	4.2%	$173	0.9%

Gross Revenue. Revenue for the six months ended June 30, 2014, was $508.9 million, compared to $475.5 million for the six months ended June 30, 2013, representing an increase of $33.4 million or 7.0%. The increase in revenue is primarily attributable to the 6.5% increase in government revenue, driven by non-U.S. government revenue from the acquisition of Mostra, as well as the 8.3% increase in revenue from commercial clients, primarily due to growth in digital interactive program revenues from the CityTech and ECA acquisitions, as well as energy and healthcare related program revenues. The growth in government and commercial revenue was partially offset by the impact of severe weather experienced by our operations on the east coast of the U.S. in the first quarter of 2014. We estimate the impact of the severe weather on first quarter revenues to be approximately $4.0 million to $5.0 million. We anticipate we will continue to see revenue growth from our commercial and non-U.S. government clients for the remainder of fiscal year 2014.

Direct Costs. Direct costs for the six months ended June 30, 2014, were $320.4 million compared to $294.3 million for the six months ended June 30, 2013, an increase of $26.1 million or 8.9%. The increase in direct costs is primarily attributable to the acquisition of Mostra and CityTech. Direct costs as a percent of revenue increased to 63.0% for the six months ended June 30, 2014, compared to 61.9% for the six months ended June 30, 2013. We generally expect the ratio of direct costs as a percentage of revenue to increase when our own labor decreases relative to subcontracted labor or outside consultants.

Indirect and selling expenses. Indirect and selling expenses for the six months ended June 30, 2014, were $143.9 million compared to $135.9 million for the six months ended June 30, 2013, an increase of $8.0 million or 5.9%. The increase in indirect and selling expenses is primarily attributable to the Mostra and CityTech acquisitions. This increase was partially offset by a decrease in non-labor expense, driven by a reduction in the fair value of contingent consideration related to the acquisition of ECA of $2.8 million, as further described in “Note 10, Fair Value Measurement” in the Notes to Consolidated Financial Statements. Indirect and selling expenses as a percent of revenue decreased slightly to 28.3% for the six months ended June 30, 2014, compared to 28.5% for the six months ended June 30, 2013.

Depreciation and amortization. Depreciation and amortization was $6.3 million for the six months ended June 30, 2014, compared to $5.6 million for the six months ended June 30, 2013. The increase in depreciation and amortization of 12.3% was primarily due to an increase in expenses for assets acquired in the latter part of 2013 related to opening new offices.

 Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2014, was $4.2 million compared to $4.8 million for the six months ended June 30, 2013. The 12.5% decrease was primarily due to reduced amortization of intangible assets related to acquisitions in prior years, partly offset by an increase in amortization resulting from the Mostra and CityTech acquisitions.

Operating Income. For the six months ended June 30, 2014, operating income was $34.2 million compared to $34.9 million for the six months ended June 30, 2013, a decrease of $0.7 million or 2.1%. Operating income as a percent of revenue decreased to 6.7% for the six months ended June 30, 2014, from 7.4% for the six months ended June 30, 2013. During the first six months of 2014, operating income includes approximately $1.7 million of severance costs, approximately $2.0 million of losses incurred on projects acquired as part of our acquisition of ECA, and approximately $1.6 million to $2.0 million of losses due to severe weather experienced by our operations on the east coast of the U.S. The negative margin impact of these items were partially offset by a change in the fair value of contingent consideration in the amount of $2.8 million related to the acquisition of ECA, and the positive impact on operating income from the Mostra and CityTech acquisitions.

Interest expense. For the six months ended June 30, 2014, interest expense was $1.5 million, compared to $1.4 million for the six months ended June 30, 2013 due to a higher average debt balance during the six months ended June 30, 2014.

Other (expense) income. Other expense increased $0.7 million for the six months ended June 30, 2014 compared to other income of $0.1 million for the six months ended June 30, 2013. The increase was primarily due to the reclassification of foreign currency translation losses from accumulated other comprehensive loss into earnings as a result of closing one of our international offices as part of actions taken to improve our cost structure and operations.

Provision for Income Taxes. The effective income tax rate for the six months ended June 30, 2014, and June 30, 2013, was 38.5% and 39.2%, respectively. The rate reduction is primarily related to favorable adjustments resulting from the partial release of a valuation allowance against certain foreign deferred tax assets, amendments to prior period state tax returns and non-taxable income.

SELECTED KEY METRICS

The following table shows our revenue from each of our key three markets as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Energy, environment, and infrastructure	39%	38%	39%	39%
Health, social programs, and consumer/financial	51%	49%	50%	48%
Public safety and defense	10%	13%	11%	13%
Total	100%	100%	100%	100%

The increase in percentage of revenue from health, social programs and consumer/financial markets is primarily driven by revenue from the Mostra and CityTech acquisitions, while the decrease in public safety and defense revenue as a percent of total revenue is primarily due to a decline in work performed in the U.S. government public safety and defense market for both the three and six months ended June 30, 2014 compared to the comparable prior-year periods.

Our primary clients are the agencies and departments of the U.S. federal government and commercial clients. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated. Certain immaterial revenue amounts in the prior year have been reclassified due to minor adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
U.S. federal government	52%	59%	52%	59%
U.S. state and local government	10%	9%	10%	8%
Non-U.S. government	10%	5%	10%	5%
Government	72%	73%	72%	72%
Commercial	28%	27%	28%	28%
Total	100%	100%	100%	100%

The increase in non-U.S. government revenue and the decrease in U.S. federal government revenue as a percent of total revenue for the three and six months ended June 30, 2014 compared to the comparable prior-year periods are primarily due to growth in non-U.S. government revenue from the acquisition of Mostra and the decline in U.S. government revenue in the public safety and defense market.

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

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Time-and-materials	48%	51%	49%	51%
Fixed-price	32%	28%	33%	29%
Cost-based	20%	21%	18%	20%
Total	100%	100%	100%	100%

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

Fixed-price contracts. Under fixed-price contracts, we perform specific tasks for a pre-determined price. Compared to time-and-materials and cost-based contracts, fixed-price contracts involve greater financial risk because we bear the full impact of labor and non-labor costs that exceed our estimates, in terms of costs per hour, number of hours, and all other costs of performance, in return for the full benefit of any cost savings. We therefore may generate more or less than the targeted amount of profit or, perhaps, incur a loss. The increase in fixed-price contracts as a percent of total revenue for the three and six months ended June 30, 2014 compared to the comparable prior year periods is primarily attributable to the increase in fixed-price contracts from the acquisition of Mostra.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	June 30,
	2014	2013
	(in millions)
Funded	$684.7	$646.6
Unfunded	932.3	815.4
Total	$1,617.0	$1,462.0

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Gross revenue	$263,860	$241,568	$508,912	$475,489
Subcontractor and other direct costs	(67,363)	(62,072)	(129,417)	(117,114)
Service revenue	$196,497	$179,496	$379,495	$358,375

EBITDA and Adjusted EBITDA

EBITDA, earnings before interest and other income and/or expense, tax, and depreciation and amortization, is a measure we use to evaluate performance. We believe EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in evaluating companies in our industry.

Adjusted EBITDA is EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of the performance of our ongoing operations. We evaluate these adjustments on an individual basis based on both the quantitative and qualitative aspects of the item, including its size and nature and whether or not we expect it to occur as part of our normal business on a regular basis. We believe that the adjustments applied in calculating adjusted EBITDA are reasonable and appropriate to provide additional information to investors.

EBITDA and adjusted EBITDA are not recognized terms under U.S. GAAP and do not purport to be an alternative to net income as a measure of operating performance, or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures used by other companies. EBITDA and adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, capital expenditures, and debt service. Our Credit Facility includes covenants based on EBITDA, subject to certain adjustments. A reconciliation of net income to EBITDA and adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2014	2013	2014	2013
Net income	$9,998	$10,331	$19,714	$20,443
Other expense (income)	621	9	656	(69)
Interest expense	774	626	1,488	1,394
Provision for income taxes	6,181	6,329	12,366	13,176
Depreciation and amortization	5,387	5,141	10,422	10,333
EBITDA	22,961	22,436	44,646	45,277
Acquisition-related expenses (1)	86	261	629	261
Severance for staff realignment (2)	1,679	—	1,679	—
Adjusted EBITDA	$24,726	$22,697	$46,954	$45,538

(1) We incurred expenses in connection with our strategic acquisitions which we generally would not have otherwise incurred as part of our continuing operations.

(2) We incurred certain severance expenses related to the realignment of staff as part of improving our cost structure and operations.

Adjusted EPS

Adjusted EPS represents diluted EPS excluding the impact of certain items that we do not consider to be indicative of the performance of our ongoing operations and are excluded from adjusted EBITDA as described further above. Adjusted EPS is not a recognized term under U.S. GAAP and does not purport to be an alternative to basic or diluted EPS. Because not all companies use identical calculations, this presentation of adjusted EPS may not be comparable to other similarly titled measures used by other companies. We believe that the supplemental adjustments applied in calculating adjusted EPS are reasonable and appropriate to provide additional information to investors.

A reconciliation of diluted EPS to adjusted EPS follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Diluted EPS	$0.50	$0.52	$0.98	$1.02
Acquisition-related expenses, net of tax	—	—	0.01	0.01
Severance for staff realignment, net of tax	0.05	—	0.05	—
Foreign currency loss related to office closure, net of tax	0.02	—	0.02	—
Adjusted EPS	$0.57	$0.52	$1.06	$1.03

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

Credit Facility. We entered into the Credit Facility on May 16, 2014 with a syndication of 11 commercial banks. The Credit Facility amends and restates our agreement entered into on March 14, 2012, as amended on May 29, 2012 and on July 31, 2013. We amended the Credit Facility to allow for borrowing in foreign currencies and to enter into local financial arrangements for our foreign subsidiaries. The Credit Facility continues to allow for borrowings of up to $500.0 million; however, it extends the term of the Credit Facility from March 14, 2017 to May 16, 2019 (five years from the closing date). The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, taking into account financial, performance-based limitations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. We incurred approximately $0.8 million in additional debt issuance costs during the three months ended June 30, 2014 related to amending the Credit Facility, which are amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of our assets and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of June 30, 2014, we were in compliance with our covenants under the Credit Facility.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.40% to 3.25% for the first six months of 2014.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under the Credit Facility. As of June 30, 2014, we had $132.8 million borrowed under our revolving line of credit and outstanding letters of credit of $1.8 million, resulting in available borrowing capacity of $265.4 million on our Credit Facility (excluding the accordion feature), which is available for our working capital needs and for other purposes. Taking into account certain financial, performance-based limitations, available borrowing capacity was $260.1 million, as of June 30, 2014.

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

Financial Condition. There were several changes in our balance sheet during the six months ended June 30, 2014. Cash decreased to $8.0 million on June 30, 2014, from $9.0 million on December 31, 2013. Long-term debt increased to $132.8 million on June 30, 2014, from $40.0 million on December 31, 2013, primarily due to our acquisitions of Mostra and CityTech. Accounts receivable, net increased $48.3 million compared to December 31, 2013, and days-sales-outstanding increased to 80 days on June 30, 2014, as compared to 72 days on December 31, 2013. The increase in accounts receivable was due primarily to the Mostra and CityTech acquisitions and temporary timing differences in client billings. Goodwill and other intangible assets, increased $40.6 million and $5.9 million, respectively, due to the acquisition of Mostra and CityTech during the six months ended June 30, 2014.

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

Share Repurchase Program. Effective November 2013, our Board of Directors approved a share repurchase plan expiring in November 2015, authorizing us to repurchase, in the aggregate, up to $35.0 million of our outstanding common stock. Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations as may be considered in our sole discretion. During the six months ended June 30, 2014, we repurchased 527,075 shares under this program at an average price of $37.17 per share. Of the $35.0 million approved for share repurchases, approximately $10.1 million remained available as of June 30, 2014.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash was $8.0 million and $9.0 million on June 30, 2014, and December 31, 2013, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the six months ended June 30, 2014, and June 30, 2013:

	Six Months Ended June 30,
	2014	2013
	(in thousands)
Net cash (used in) provided by operating activities	$(7,840)	$30,298
Net cash used in investing activities	(65,821)	(7,197)
Net cash provided by (used in) financing activities	72,800	(31,898)
Effect of exchange rate changes on cash	(66)	(442)
Net decrease in cash	$(927)	$(9,239)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities used cash of $7.8 million for the six months ended June 30, 2014, and provided $30.3 million of cash for the six months ended June 30, 2013. Cash flows from operating activities for the first six months of 2014 were negatively impacted primarily by net contract receivables, due to temporary timing differences in client billings, prepaid expenses and other assets, deferred revenue and net income tax receivables, and were positively impacted by accrued expenses. Cash flows from operating activities for the first six months of 2013 were positively impacted by net income tax receivables, and were negatively impacted primarily by accounts payable, and prepaid expenses and other assets.

Investing activities used cash of $65.8 million for the six months ended June 30, 2014, compared to $7.2 million for the six months ended June 30, 2013. The cash used in investing activities for the first six months of 2014 was primarily for capital expenditures and our acquisitions of Mostra and CityTech. The cash used in investing activities for the first six months of 2013 was primarily for capital expenditures.

For the six months ended June 30, 2014, cash flow provided by financing activities of $72.8 million was attributable primarily to $92.8 million in net advances on our revolving line of credit, as a result of acquisitions and working capital needs, partly offset by cash used to repurchase shares under our share repurchase plan of $19.6 million. For the six months ended June 30, 2013, cash flow used in financing activities of $31.9 million was attributable primarily to $30.0 million in net payments on our revolving line of credit.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. As of June 30, 2014, we had 9 outstanding letters of credit with a total value of $1.8 million.

The following table summarizes our contractual obligations as of June 30, 2014 that require us to make future cash payments. For contractual obligations, we include payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
Rent of facilities	$252,947	$30,998	$62,009	$57,499	$102,441
Operating lease obligations	2,499	971	1,083	437	8
Long-term debt obligation (1)	142,713	2,030	4,065	136,618	—
Total	$398,159	$33,999	$67,157	$194,554	$102,449

(1) Represents the obligation for principal and variable interest payments related to our Credit Facility assuming the principal amount outstanding and interest rates at June 30, 2014 remain fixed through maturity. These assumptions are subject to change in future periods.

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

Issuances of Common Stock. For the three months ended June 30, 2014, a total of 3,300 shares of unregistered common stock, valued at an aggregate of $120,672 were issued to four directors of the Company for director-related compensation on April 1, 2014 and June 30, 2014. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. The following table summarizes our share repurchase activity for the three months ended June 30, 2014:

Period	Total Number of Shares Purchased (b)	Average Price Paid per Share (b)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
April 1 – April 30	74,302	$39.96	41,779	$27,403,853
May 1 – May 31	189,874	$36.52	181,325	$20,776,376
June 1 – June 30	289,157	$37.08	289,157	$10,053,550
Total	553,333	$37.28	512,261

(a)

In the third quarter of 2013, our Board of Directors approved a share repurchase plan effective in November 2013 and expiring in November 2015, authorizing us to repurchase in the aggregate up to $35.0 million of our outstanding common stock. During the three months ended June 30, 2014, we repurchased 512,261 shares under this program at an average price of $37.10 per share.

(b)

In addition to shares repurchased pursuant to our share repurchase program, during the three months ended June 30, 2014, we repurchased 41,072 shares of common stock for an aggregate cost of $1,621,722 from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of restricted stock units in accordance with our applicable long-term incentive plan. The average fair value of the common stock purchased was $39.48 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

10.1	Fourth Amended and Restated Business Loan and Security Agreement, dated May 16, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 21, 2014)

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 7, 2014	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 7, 2014	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)