Form 10-Q
period 2014-09-30
ICF International, Inc.
filed 2014-11-07
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 __________________________

FORM 10-Q

 __________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2014

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

As of October 31, 2014, there were 19,398,743 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2014

 PART I. FINANCIAL INFORMATION

Item  1.      Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Current Assets:
Cash	$7,509	$8,953
Contract receivables, net	248,154	205,062
Prepaid expenses and other	13,892	7,847
Income tax receivable	3,528	4,482
Total current assets	273,083	226,344

Total property and equipment, net of accumulated depreciation of $54,774 and $49,229, as of September 30, 2014 and December 31, 2013, respectively	28,920	30,214
Other assets:
Goodwill	461,659	418,839
Other intangible assets, net	15,852	12,239
Restricted cash	1,548	1,864
Other assets	12,419	11,414
Total Assets	$793,481	$700,914

Current Liabilities:
Accounts payable	$44,729	$45,544
Accrued salaries and benefits	44,017	45,994
Accrued expenses	40,445	32,256
Deferred revenue	20,471	20,282
Deferred income taxes	4,155	6,144
Total current liabilities	153,817	150,220

Long-term Liabilities:
Long-term debt	115,216	40,000
Deferred rent	14,805	12,912
Deferred income taxes	11,944	10,780
Other	9,027	12,911
Total Liabilities	304,809	226,823
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 70,000,000 shares authorized; 21,019,032 and 20,617,270 issued; and 19,397,733 and 19,764,634 outstanding as of September 30, 2014 and December 31, 2013, respectively	21	21
Additional paid-in capital	263,740	250,698
Retained earnings	277,174	245,907
Treasury stock	(50,378)	(21,545)
Accumulated other comprehensive loss	(1,885)	(990)
Total Stockholders’ Equity	488,672	474,091
Total Liabilities and Stockholders’ Equity	$793,481	$700,914

The accompanying notes are an integral part of these consolidated financial statements.

 ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Gross Revenue	$264,796	$244,055	$773,708	$719,544
Direct Costs	166,064	154,024	486,461	448,370
Operating costs and expenses:
Indirect and selling expenses	74,704	67,647	218,573	203,513
Depreciation and amortization	3,227	2,771	9,493	8,352
Amortization of intangible assets	2,273	2,459	6,429	7,211
Total operating costs and expenses	80,204	72,877	234,495	219,076

Operating income	18,528	17,154	52,752	52,098
Interest expense	(800)	(476)	(2,288)	(1,870)
Other (expense) income	(335)	140	(991)	209
Income before income taxes	17,393	16,818	49,473	50,437
Provision for income taxes	5,840	5,687	18,206	18,863
Net income	$11,553	$11,131	$31,267	$31,574

Earnings per Share:
Basic	$0.59	$0.56	$1.59	$1.60
Diluted	$0.59	$0.55	$1.56	$1.57

Weighted-average Shares:
Basic	19,450	19,802	19,682	19,685
Diluted	19,713	20,165	20,069	20,088

Other comprehensive income (loss):
Foreign currency translation adjustments	(1,355)	445	(895)	3
Comprehensive income	$10,198	$11,576	$30,372	$31,577

The accompanying notes are an integral part of these consolidated financial statements.

   ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities
Net income	$31,267	$31,574
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash equity compensation	8,858	6,565
Depreciation and amortization	15,922	15,563
Other adjustments, net	(1,712)	2,816
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(25,293)	(10,473)
Prepaid expenses and other assets	(6,378)	(5,349)
Accounts payable	(96)	(2,118)
Accrued salaries and benefits	(2,954)	(3,094)
Accrued expenses	4,170	4,871
Deferred revenue	(3,629)	(3,414)
Income tax receivable and payable	228	8,512
Other liabilities	(847)	1,229
Net Cash Provided by Operating Activities	19,536	46,682

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(10,582)	(10,082)
Payments for business acquisitions, net of cash received	(59,537)	(4,763)
Net Cash Used in Investing Activities	(70,119)	(14,845)

Cash Flows from Financing Activities
Advances from working capital facilities	369,936	90,790
Payments on working capital facilities	(294,720)	(131,726)
Debt issue costs	(854)	—
Proceeds from exercise of options	1,569	2,360
Tax benefits of stock option exercises and award vesting	2,617	338
Net payments for stockholder issuances and buybacks	(28,835)	(2,465)
Net Cash Provided by (Used in) Financing Activities	49,713	(40,703)
Effect of exchange rate changes on cash	(574)	147

Decrease in Cash	(1,444)	(8,719)
Cash, beginning of period	8,953	14,725
Cash, end of period	$7,509	$6,006

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$2,109	$1,881
Income taxes	$17,271	$9,764
Non-cash investing and financing transactions:
Fair value of contingent consideration payable in connection with acquisition	$—	$8,028

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share amounts)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. The Company reports operating results and financial data in one operating and reportable segment. Operating results for the nine-month period ended September 30, 2014, are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. Certain immaterial amounts in the 2013 consolidated financial statements have been reclassified to conform to current-year presentation. The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair values at September 30, 2014, due to their short maturities. The Company recognizes activity related to its forward contract agreements and contingent consideration payable in connection with acquisitions at fair value as further described in Note 10. The Company believes the carrying value of the lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at September 30, 2014. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2013, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2014.

Nature of Operations

The Company provides management, technology, and policy professional services in the areas of energy, environment, and infrastructure; health, social programs, and consumer/financial; and public safety and defense. The Company’s major clients are U.S. federal government departments and agencies, most significantly the Department of Health and Human Services (“HHS”), Department of State (“DOS”) and Department of Defense (“DoD”). The Company also serves U.S. state and local government departments and agencies; non-governmental organizations, international governments, and multilateral institutions; and commercial clients worldwide, such as airlines, airports, electric and gas utilities, financial institutions, health payer and provider organizations, law firms, multinational corporations, non-profit organizations, oil companies, and retail firms. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 55 offices in the U.S. and over 15 offices in key markets outside the U.S., including offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, and Rio de Janeiro.

Note 2. Summary of Significant Accounting Policies

Goodwill and Other Intangible Assets

The Company performs its annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, the Company has concluded that it is one reporting unit. For the annual impairment review as of September 30, 2014, a two-step goodwill impairment test was performed which includes a comparison of the fair value of the reporting unit to the carrying value. If the estimated fair value of the reporting unit is less than the carrying value, a second calculation is required to measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.

The Company estimates the fair value of its one reporting unit using a market-based approach, which includes certain premiums. The Company conducts a market comparison in which it assesses implied control premiums paid in excess of market price in acquisitions of publicly-traded companies occurring within the past four years of its review. In its comparison, the Company takes into consideration the market, industry, geographic location, and other relevant information of such companies in order to identify companies similar to it. The implied control premiums for each of the acquisitions considered are calculated by comparing the enterprise values of the target companies one month prior to the transaction to their purchase prices on an enterprise value basis. Based on an analysis of the implied control premiums for the four-year period, the Company selects an appropriate control premium based on these factors and applies it to its implied enterprise value derived from the Company’s market capitalization as of the impairment test date. The Company views premiums paid in excess of market price to be derived from potential synergies and benefits gained as a result of the acquisition and, accordingly, the Company believes the inclusion of these premiums in its determination of fair value is appropriate.

Based upon management’s most recent review, the Company determined that the estimated fair value of the Company’s one reporting unit was not less than the carrying value and that no goodwill impairment charge was required as of September 30, 2014. Historically, the Company has recorded no goodwill impairment charges.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Foreign currency translation adjustments	$(1,355)	$445	$(1,421)	$3
Realized losses reclassified into earnings(1)	—	—	526	—
Other comprehensive (loss) income	$(1,355)	$445	$(895)	$3

(1)

For the nine months ended September 30, 2014, represents the reclassification of foreign currency translation adjustments from accumulated other comprehensive loss into earnings as a result of closing one of our international offices. Amount is included in the other (expense) income line item in the statements of comprehensive income.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606) (the “ASU”). The ASU provides a single comprehensive revenue recognition framework and supersedes almost all existing revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for deciding on the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures. The ASU is effective for the Company in the first quarter of 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of the ASU is not permitted. The Company is currently evaluating the impact of adopting the ASU.

Note 3. Business Combinations

During the nine months ended September 30, 2014, the Company acquired Mostra SA and CityTech, Inc. The Company is in the process of finalizing its valuation of the assets acquired and liabilities assumed. Based on the Company’s preliminary valuation, the Company recorded $42.7 million to goodwill resulting from both acquisitions. During the nine months ended September 30, 2013, the Company acquired Ecommerce Accelerator LLC.

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

Note 4. Contract Receivables

Contract receivables consisted of the following:

	September 30, 2014	December 31, 2013
Billed	$156,823	$106,658
Unbilled	92,944	100,157
Allowance for doubtful accounts	(1,613)	(1,753)
Contract receivables, net	$248,154	$205,062

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

Note 5. Intangible Assets

Intangible assets increased as of September 30, 2014 from December 31, 2013 due to the Mostra and CityTech acquisitions (see Note 3) and consisted of the following:

	September 30, 2014	December 31, 2013
Customer-related intangibles	$68,465	$58,829
Developed technology	960	960
Marketing trade name	406	—
	69,831	59,789
Less: accumulated amortization	(53,979)	(47,550)
Total other intangible assets, net	$15,852	$12,239

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

Road Home Contract

Although no legal proceeding has been commenced, the Company has received correspondence from the Office of Community Development of the State of Louisiana, claiming that the Company is responsible for the overpayment of Road Home program grant funds to some grant applicants. The State has also indicated that, as it continues to review homeowner grant calculations, it expects to assert additional demands in the future, increasing the aggregate claim amount. The total claim received by the Company to date is approximately $98.0 million. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of September 30, 2014.

Note 7. Long-Term Debt

The Company entered into a Fourth Amended and Restated Business Loan and Security Agreement (the “Credit Facility”) on May 16, 2014 with a syndication of 11 commercial banks. The Credit Facility amends and restates the Third Amended and Restated Business Loan and Security Agreement entered into on March 14, 2012, as modified on May 29, 2012 and on July 31, 2013. The Company amended the Credit Facility to allow for borrowing in foreign currencies and to enter into local financial arrangements for its foreign subsidiaries. The Credit Facility continues to allow for borrowings of up to $500.0 million; however, it extends the term of the Credit Facility from March 14, 2017 to May 16, 2019 (five years from the closing date). The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, taking into account financial, performance-based limitations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. The Company incurred approximately $0.9 million in additional debt issuance costs during the nine months ended September 30, 2014 related to amending the Credit Facility, which are amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of September 30, 2014, the Company was in compliance with its covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.40% to 3.25% for the first nine months of 2014.

As of September 30, 2014, the Company had $115.2 million in long-term debt outstanding, $1.8 million in outstanding letters of credit, and available borrowing capacity of $283.0 million under the Credit Facility (excluding the accordion feature). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion feature) was $264.5 million as of September 30, 2014.

Note 8. Accounting for Stock-Based Compensation

The Company recognized stock-based compensation expense of $2.7 million for each of the three months ended September 30, 2014, and September 30, 2013 and $9.3 million and $7.4 million for the nine months ended September 30, 2014, and September 30, 2013, respectively. Unrecognized compensation expense of $14.4 million as of September 30, 2014, related to unvested stock options and unsettled restricted stock units (“RSUs”), is expected to be recognized over a weighted-average period of approximately 2.4 years. The unrecognized compensation expense related to cash-settled RSUs (“CSRSUs”) totaled approximately $7.5 million at September 30, 2014 and is expected to be recognized over a weighted-average period of approximately 3.0 years. During the nine months ended September 30, 2014, the Company granted approximately 0.3 million shares in the form of equity compensation, including stock options, and stock-settled RSUs, and granted approximately 0.2 million shares in the form of CSRSUs to its employees. As of September 30, 2014, the Company had approximately 1.8 million shares available for grant under its 2010 Omnibus Incentive Plan, as amended. CSRSUs have no impact on the shares available for grant under the 2010 Omnibus Incentive Plan, and have no impact on the calculated shares used in earnings per share calculations.

Note 9. Income Taxes

The Company’s effective tax rate for the three-month and nine-month periods ended September 30, 2014, was 33.6% and 36.8%, respectively.

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

The Company’s total liability for unrecognized tax benefits as of September 30, 2014 and September 30, 2013 was $0.7 million and $1.2 million, respectively. Included in the balance as of September 30, 2014 was $0.3 million of tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax benefits may decrease by approximately $0.2 million.

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

At December 31, 2013, assets and liabilities measured at fair value on a recurring basis on the Company’s consolidated balance sheet consisted primarily of contingent consideration in connection with the Company’s acquisition of ECA in July 2013. In accordance with the purchase agreement for the ECA transaction, the Company was required to pay consideration in the event that ECA achieved certain specified earnings results during the three fiscal-year end periods post-acquisition, ending December 31, 2015. The fair value measurement of contingent consideration was $2.8 million at December 31, 2013. The fair value of the contingent liability was reduced to zero in the first quarter of 2014 and the change in the fair value measurement of $2.8 million was recorded as a reduction to indirect and selling expenses. The Company determined the fair value of contingent consideration using a discounted cash flow model which included a probability assessment of expected future cash flows related to ECA. The fair value measurement used significant inputs that are not observable in the market and thus, represented a Level 3 fair value measurement. As of September 30, 2014, the Company is no longer required to pay contingent consideration to ECA, as the parties mutually agreed to release the Company of this potential obligation.

In addition, the Company accounts for forward contract agreements in the consolidated balance sheets as either an asset or liability measured at fair value. The fair value of the hedges at September 30, 2014 and December 31, 2013 and the changes in fair value for the three and nine months ended September 30, 2014 and September 30, 2013 were immaterial.

Note 11. Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and settlement of RSUs. The dilutive effect of stock options, restricted stock and RSUs excludes shares that would be anti-dilutive to the calculation of EPS if included. For each of the three-month and nine-month periods ended September 30, 2014, approximately 0.2 million anti-dilutive weighted-average shares were excluded from the calculation of EPS. For the three-month and nine-month periods ended September 30, 2013, approximately 0.2 million and 0.3 million anti-dilutive weighted-average shares were excluded from the calculation of EPS, respectively.

The dilutive effect of stock options, restricted stock, and RSUs for each period reported is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net Income	$11,553	$11,131	$31,267	$31,574

Weighted-average number of basic shares outstanding during the period	19,450	19,802	19,682	19,685
Dilutive effect of stock options, restricted stock and RSUs	263	363	387	403
Weighted-average number of diluted shares outstanding during the period	19,713	20,165	20,069	20,088

Basic earnings per share	$0.59	$0.56	$1.59	$1.60
Diluted earnings per share	$0.59	$0.55	$1.56	$1.57

Note 12. Subsequent Events

On November 5, 2014, the Company completed its acquisition of OCO Holdings, Inc. (“Olson”), a leading provider of marketing technology and digital services based in Minneapolis, Minnesota. As a result, Olson is a wholly-owned subsidiary of the Company. The acquisition expands the Company’s existing digital technology and strategic communications work and strengthens its ability to bring more integrated solutions to an expanded client base. The aggregate purchase price of approximately $295.0 million in cash was funded by the Company’s Credit Facility. The Company modified the Credit Facility on November 5, 2014 to increase the available commitments from $400.0 million to $500.0 million, giving effect to the $100.0 million available under the accordion feature, and to reinstate the available borrowing capacity under the accordion feature for an additional $100.0 million. Due to the limited time since the date of the acquisition, it is impracticable for the Company to make certain disclosures at this time regarding the business acquisition. The Company is in the process of determining the fair values of the net assets acquired and goodwill resulting from the acquisition.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including, but not limited to:

•	our dependence on contracts with U.S. federal, state and local, and international governments, agencies and departments for the majority of our revenue;

•	failure by Congress or other governmental bodies to approve budgets in a timely fashion and reductions in government spending including, but not limited to, budgetary cuts resulting from automatic sequestration under the Budget Control Act of 2011;

•	dependence of our commercial work on certain sectors of the global economy that are highly cyclical;

•	results of routine and non-routine government audits and investigations;

•	failure to receive the full amount of our backlog;

•	difficulties in integrating acquisitions generally;

•	risks resulting from expanding our service offerings and client base;

•	liabilities arising from our completed Road Home contract with the State of Louisiana; and

•	additional risks as a result of having international operations.

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

The terms “we,” “our,” “us,” and the “Company,” as used throughout this Quarterly Report on Form 10-Q refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated. The term “federal government” refers to the United States (U.S.) federal government, unless otherwise indicated.

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

We categorize our clients into two client classifications: government and commercial. Within the government classification, we present three client sub-classifications: U.S. federal government, U.S. state and local government, and international government. In the third quarter of 2014, we changed the name of our non-U.S. government client classification to international government. The criteria for determining the clients, and related revenue, presented in the two classifications remained the same. Within the commercial classification, there are no sub-classifications; it includes both U.S. and international clients. With the implementation of our international growth strategy and our recent acquisitions, providing one consolidated commercial category reflects our current business and growth because our commercial business utilizes both U.S. and international employees to support commercial clients, many of which have a global presence. Our major clients are federal government departments and agencies. Our federal government clients have included every cabinet-level department, most significantly HHS, DOS, and DoD. For the nine months ended September 30, 2014, revenue generated by U.S. federal government clients and commercial clients was 52% and 28%, respectively. The remaining 20% of revenue was generated by U.S. state and local government clients, as well as international government clients.

In the first nine months of 2014, we saw growth in commercial client revenue, international government revenue, and U.S. state and local government revenue, while U.S. federal government revenue declined. Gross revenue increased to $773.7 million representing an increase of approximately 7.5% for the nine months ended September 30, 2014 compared to the prior year period. Operating income increased 1.3% to $52.8 million, and net income decreased 1.0% to $31.3 million for the nine months ended September 30, 2014 compared to the prior year period. During the nine months ended September 30, 2014, we recorded expenses related to improving our cost structure and operations. These expenses included approximately $1.9 million for severance costs related to the staff realignment announced in the second quarter of 2014 and approximately $0.5 million for realized foreign currency translation losses as a result of closing one of our international offices. In addition, severe weather experienced by our operations on the east coast of the U.S. negatively impacted our first quarter revenue and operating income by approximately $4.0 million to $5.0 million and approximately $1.6 million to $2.0 million, respectively.

We anticipate that that our recent acquisitions will contribute to the continued diversification of our revenue sources, consistent with our growth strategy. During the nine months ended September 30, 2014, we acquired two companies, Mostra and CityTech. Mostra, a strategic communications consulting company based in Brussels, Belgium, extends our strategic communications capabilities to enhance our policy and advisory work in Europe. CityTech, a Chicago-based digital interactive consulting firm, adds important expertise to our digital interactive business and enables us to offer a full range of strategic communications, digital strategy and e-commerce solutions to CityTech's existing commercial clients.

Subsequent to the end of the quarter on November 5, 2014, we completed the acquisition of Olson, a leading provider of marketing technology and digital services based in Minneapolis, Minnesota. The aggregate purchase price of approximately $295.0 million in cash was funded by our Credit Facility. We modified the Credit Facility on November 5, 2014 to increase the available commitments from $400.0 million to $500.0 million, giving effect to the $100.0 million available under the accordion feature, and to reinstate the available borrowing capacity under the accordion feature for an additional $100.0 million. As a result of the increased level of debt outstanding under our Credit Facility, we expect the applicable interest rates, as determined by the pricing matrices in the agreement, to increase approximately one percentage point following the acquisition. The Olson acquisition expands our existing digital technology and strategic communications work and strengthens our ability to bring more integrated solutions to an expanded client base. We believe the use of digital services is growing rapidly in the professional services industry and the acquisition of Olson will allow us to provide a full suite of capabilities to clients including multi-channel marketing initiatives across web, mobile, email, social, print, broadcast and off-premise platforms. As a result of the acquisition, we expect our concentration of business to both commercial clients and within the health, social programs, and consumer/financial market will continue to grow as a percentage of our total revenue.

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

While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers including top-line legislative constraints on federal discretionary spending that limit expenditure growth through 2021. The federal government’s budget deficit, the national debt, and prevailing economic conditions could negatively affect federal government expenditures on programs we support. The federal government’s fiscal year ends on September 30 of each year. For the fiscal year ending September 30, 2015, Congress approved a continuing resolution that funds the government through December 11, 2014 at substantially the same levels as were in place for fiscal year 2014. If a federal budget or a continuing resolution is not approved by December 11, 2014, some of our clients may have to suspend engagements on which we are working or may delay new engagements until a budget has been approved. While actions by Congress could result in a delay or reduction to our revenue, profit, and cash flow and could have a negative impact on our business and results of operations, we believe we are well positioned in markets that have been, and will continue to be, priorities to the federal government.

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

•

Health, social programs, and consumer/financial. We provide advisory services, implementation services, including program development and information technology applications, and evaluation and improvement services for public health issues, for a variety of social programs, such as those focused on education, housing, and veterans, and for consumer/financial markets. Our consumer/financial business services include end-to-end technology implementations, marketing and digital services across all channels such as web, social, mobile, intranets and emerging platforms.

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

Key Clients:

•

Government. We provide our key services to government, and multilateral institutions. These clients include U.S. federal government clients, U.S. state and local government clients, and international government clients.

•

Commercial. We also provide our key services to commercial clients worldwide, such as airlines, airports, electric and gas utilities, financial institutions, health payer and provider organizations, law firms, multinational corporations, non-profit organizations, oil companies, and retail firms. These clients include both U.S. and international based clients.

Our clients utilize our advisory services because we offer a combination of deep subject-matter expertise and institutional experience in our market areas. We believe that our domain expertise and the program knowledge developed from our advisory engagements further position us to provide implementation and evaluation and improvement services.

Employees and Offices:

We have approximately 5,000 employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the metropolitan Washington, D.C. area, our more than 55 regional offices throughout the U.S. and over 15 offices in key markets outside the U.S., including offices in Beijing, Hong Kong, New Delhi, Ottawa, Toronto, Brussels, London, and Rio de Janeiro.

CRITICAL ACCOUNTING ESTIMATES

Recent Accounting Pronouncements

New accounting standards are discussed in “Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three Months ended September 30, 2014, compared to Three Months ended September 30, 2013

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Year-to-Year Change Three Months Ended September 30,
	2014	2013	2014	2013	2013 to 2014
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$264,796	$244,055	100.0%	100.0%	$20,741	8.5%
Direct Costs	166,064	154,024	62.7%	63.1%	12,040	7.8%
Operating Costs and Expenses
Indirect and selling expenses	74,704	67,647	28.2%	27.7%	7,057	10.4%
Depreciation and amortization	3,227	2,771	1.2%	1.2%	456	16.5%
Amortization of intangible assets	2,273	2,459	0.9%	1.0%	(186)	(7.6)%
Total Operating Costs and Expenses	80,204	72,877	30.3%	29.9%	7,327	10.1%
Operating Income	18,528	17,154	7.0%	7.0%	1,374	8.0%
Other (Expense) Income
Interest expense	(800)	(476)	(0.3)%	(0.2)%	(324)	68.1%
Other (expense) income	(335)	140	(0.1)%	0.1%	(475)	(339.3)%
Income before Income Taxes	17,393	16,818	6.6%	6.9%	575	3.4%
Provision for Income Taxes	5,840	5,687	2.2%	2.3%	153	2.7%
Net Income	$11,553	$11,131	4.4%	4.6%	$422	3.8%

Gross Revenue. Revenue for the three months ended September 30, 2014, was $264.8 million, compared to $244.1 million for the three months ended September 30, 2013, representing an increase of $20.7 million or 8.5%. The increase in revenue is primarily attributable to the 6.4% increase in total government revenue, driven by international government revenue from the acquisition of Mostra, as well as the 14.2% increase in revenue from commercial clients, primarily due to growth in digital interactive program revenues related to the CityTech acquisition.

Direct Costs. Direct costs for the three months ended September 30, 2014, were $166.1 million compared to $154.0 million for the three months ended September 30, 2013, an increase of $12.0 million or 7.8%. The increase in direct costs is primarily attributable to direct costs resulting from the acquisitions of Mostra and CityTech. Direct costs as a percent of revenue decreased to 62.7% for the three months ended September 30, 2014, compared to 63.1% for the three months ended September 30, 2013.

Indirect and selling expenses. Indirect and selling expenses for the three months ended September 30, 2014, were $74.7 million compared to $67.6 million for the three months ended September 30, 2013, an increase of $7.1 million or 10.4%. The increase in indirect and selling expenses is primarily attributable to the Mostra and CityTech acquisitions. Indirect and selling expenses as a percent of revenue increased to 28.2% for the three months ended September 30, 2014, compared to 27.7% for the three months ended September 30, 2013.

Depreciation and amortization. Depreciation and amortization was $3.2 million for the three months ended September 30, 2014, compared to $2.8 million for the three months ended September 30, 2013. The increase in depreciation and amortization of 16.5% was primarily due to an increase in expenses for assets acquired in the latter part of 2013 related to opening new offices, as well as the acquisition of Mostra.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2014, was $2.3 million compared to $2.5 million for the three months ended September 30, 2013. The 7.6% decrease was primarily due to reduced amortization of intangible assets related to acquisitions in prior years, partly offset by an increase in amortization resulting from the Mostra and CityTech acquisitions.

Operating Income. For the three months ended September 30, 2014, operating income was $18.5 million compared to $17.2 million for the three months ended September 30, 2013, an increase of $1.4 million or 8.0%. Operating income as a percent of revenue was 7.0% for the three months ended September 30, 2014 and September 30, 2013.

Interest expense. For the three months ended September 30, 2014, interest expense was $0.8 million, compared to $0.5 million for the three months ended September 30, 2013. The $0.3 million increase was due to a higher average debt balance during the three months ended September 30, 2014 primarily due to borrowings to fund the acquisitions of Mostra and CityTech during fiscal year 2014.

Other (expense) income. Other expense was $0.3 million for the three months ended September 30, 2014 compared to other income of $0.1 million for the three months ended September 30, 2013.

Provision for Income Taxes. The effective income tax rate for the three months ended September 30, 2014, and September 30, 2013, was 33.6% and 33.8%, respectively.

Nine Months ended September 30, 2014, compared to Nine Months ended September 30, 2013

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Nine Months Ended September 30,				Year-to-Year Change Nine Months Ended September 30,
	2014	2013	2014	2013	2013 to 2014
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$773,708	$719,544	100.0%	100.0%	$54,164	7.5%
Direct Costs	486,461	448,370	62.9%	62.3%	38,091	8.5%
Operating Costs and Expenses
Indirect and selling expenses	218,573	203,513	28.3%	28.3%	15,060	7.4%
Depreciation and amortization	9,493	8,352	1.2%	1.2%	1,141	13.7%
Amortization of intangible assets	6,429	7,211	0.8%	1.0%	(782)	(10.8)%
Total Operating Costs and Expenses	234,495	219,076	30.3%	30.5%	15,419	7.0%
Operating Income	52,752	52,098	6.8%	7.2%	654	1.3%
Other (Expense) Income
Interest expense	(2,288)	(1,870)	(0.3)%	(0.2)%	(418)	22.4%
Other (expense) income	(991)	209	(0.1)%	—	(1,200)	(574.2)%
Income before Income Taxes	49,473	50,437	6.4%	7.0%	(964)	(1.9)%
Provision for Income Taxes	18,206	18,863	2.4%	2.6%	(657)	(3.5)%
Net Income	$31,267	$31,574	4.0%	4.4%	$(307)	(1.0)%

Gross Revenue. Revenue for the nine months ended September 30, 2014, was $773.7 million, compared to $719.5 million for the nine months ended September 30, 2013, representing an increase of $54.2 million or 7.5%. The increase in revenue is due to the 6.4% increase in government revenue, as well as the 10.4% increase in revenue from commercial clients. The increase in government revenue is primarily attributable to international government revenue from the acquisition of Mostra, as well as revenue generated from U.S. state and local government clients. The increase in revenue from commercial clients is driven by growth in digital interactive program revenues from the CityTech and ECA acquisitions, as well as energy and healthcare related program revenues and revenue from the Mostra acquisition. The growth in government and commercial revenue was partially offset by a decline in U.S. federal government revenue, partly driven by the impact of severe weather experienced by our operations on the east coast of the U.S. in the first quarter of 2014. We estimate the impact of the severe weather on first quarter revenues to be approximately $4.0 million to $5.0 million. We anticipate we will continue to see revenue growth from our commercial and international government clients for the remainder of fiscal year 2014.

Direct Costs. Direct costs for the nine months ended September 30, 2014, were $486.5 million compared to $448.4 million for the nine months ended September 30, 2013, an increase of $38.1 million or 8.5%. The increase in direct costs is primarily attributable to the acquisition of Mostra and CityTech. Direct costs as a percent of revenue increased to 62.9% for the nine months ended September 30, 2014, compared to 62.3% for the nine months ended September 30, 2013 due to higher growth in subcontractor costs compared to internal direct labor costs.

Indirect and selling expenses. Indirect and selling expenses for the nine months ended September 30, 2014, were $218.6 million compared to $203.5 million for the nine months ended September 30, 2013, an increase of $15.1 million or 7.4%. The increase in indirect and selling expenses is primarily attributable to the Mostra and CityTech acquisitions. This increase was partially offset by a decrease in non-labor expense, driven by a reduction in the fair value of contingent consideration related to the acquisition of ECA of $2.8 million, as further described in “Note 10, Fair Value Measurement” in the Notes to Consolidated Financial Statements. Indirect and selling expenses were 28.3% as a percent of revenue for the nine months ended September 30, 2014 and September 30, 2013.

Depreciation and amortization. Depreciation and amortization was $9.5 million for the nine months ended September 30, 2014, compared to $8.4 million for the nine months ended September 30, 2013. The increase in depreciation and amortization of 13.7% was primarily due to an increase in expenses for assets acquired in the latter part of 2013 related to opening new offices, as well as the acquisition of Mostra.

 Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2014, was $6.4 million compared to $7.2 million for the nine months ended September 30, 2013. The 10.8% decrease was primarily due to reduced amortization of intangible assets related to acquisitions in prior years, partly offset by an increase in amortization resulting from the Mostra and CityTech acquisitions.

Operating Income. For the nine months ended September 30, 2014, operating income was $52.8 million compared to $52.1 million for the nine months ended September 30, 2013, an increase of $0.7 million or 1.3%. Operating income as a percent of revenue decreased to 6.8% for the nine months ended September 30, 2014, from 7.2% for the nine months ended September 30, 2013. During the first nine months of 2014, operating income includes approximately $1.9 million and $1.4 million of severance costs and acquisition costs, respectively, approximately $3.2 million of losses incurred on projects acquired as part of our acquisition of ECA, and approximately $1.6 million to $2.0 million of losses due to severe weather experienced by our operations on the east coast of the U.S. The negative margin impact of these items were partially offset by a change in the fair value of contingent consideration in the amount of $2.8 million related to the acquisition of ECA, and the positive impact on operating income from the Mostra and CityTech acquisitions.

Interest expense. For the nine months ended September 30, 2014, interest expense was $2.3 million, compared to $1.9 million for the nine months ended September 30, 2013 driven by a higher average debt balance during the nine months ended September 30, 2014 primarily due to borrowings to fund the acquisitions of Mostra and CityTech.

Other (expense) income. Other expense was $1.0 million for the nine months ended September 30, 2014 compared to other income of $0.2 million for the nine months ended September 30, 2013. The increase in expense was primarily due to the reclassification of foreign currency translation losses from accumulated other comprehensive loss into earnings as a result of closing one of our international offices as part of actions taken to improve our cost structure and operations.

Provision for Income Taxes. The effective income tax rate for the nine months ended September 30, 2014, and September 30, 2013, was 36.8% and 37.4%, respectively. The rate reduction is primarily related to favorable adjustments resulting from the true-up of our 2013 tax provision to our federal tax return filing, the partial release of a valuation allowance against certain foreign deferred tax assets, amendments to prior period state tax returns, and non-taxable income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Energy, environment, and infrastructure	39%	39%	39%	39%
Health, social programs, and consumer/financial	51%	49%	51%	48%
Public safety and defense	10%	12%	10%	13%
Total	100%	100%	100%	100%

The increase in percentage of revenue from health, social programs and consumer/financial markets is primarily driven by revenue from the Mostra and CityTech acquisitions, while the decrease in public safety and defense revenue as a percent of total revenue is primarily due to a decline in work performed in the U.S. government public safety and defense market for both the three and nine months ended September 30, 2014 compared to the comparable prior-year periods.

Our primary clients are the agencies and departments of the U.S. federal government and commercial clients. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
U.S. federal government	52%	58%	52%	59%
U.S. state and local government	11%	10%	11%	9%
International government	8%	5%	9%	4%
Government	71%	73%	72%	72%
Commercial	29%	27%	28%	28%
Total	100%	100%	100%	100%

The increase in international government revenue and the decrease in U.S. federal government revenue as a percent of total revenue for the three and nine month periods ended September 30, 2014 compared to the comparable prior-year periods are primarily due to growth in international government revenue from the acquisition of Mostra and the decline in U.S. government revenue in the public safety and defense market.

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

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Time-and-materials	47%	52%	48%	52%
Fixed-price	33%	27%	33%	28%
Cost-based	20%	21%	19%	20%
Total	100%	100%	100%	100%

The increase in fixed-price contracts revenue as a percent of total revenue and the decrease in time-and-materials contracts revenue as a percent of total revenue for the three and nine month periods ended September 30, 2014 compared to the comparable prior-year periods are primarily due to the increase in fixed-price contracts from the acquisition of Mostra.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	September 30,
	2014	2013
	(in millions)
Funded	$832.2	$748.1
Unfunded	1,046.3	915.9
Total	$1,878.5	$1,664.0

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Gross revenue	$264,796	$244,055	$773,708	$719,544
Subcontractor and other direct costs	(72,663)	(63,992)	(202,080)	(181,106)
Service revenue	$192,133	$180,063	$571,628	$538,438

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

A reconciliation of net income to EBITDA and adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2014	2013	2014	2013
Net income	$11,553	$11,131	$31,267	$31,574
Other expense (income)	335	(140)	991	(209)
Interest expense	800	476	2,288	1,870
Provision for income taxes	5,840	5,687	18,206	18,863
Depreciation and amortization	5,500	5,230	15,922	15,563
EBITDA	24,028	22,384	68,674	67,661
Acquisition-related expenses (1)	815	106	1,444	367
Special charges related to severance for staff realignment (2)	252	—	1,931	—
Adjusted EBITDA	$25,095	$22,490	$72,049	$68,028

(1) We incurred expenses in connection with our strategic acquisitions which we generally would not have otherwise incurred as part of our continuing operations.

(2) Special charges related to severance were for the staff realignment announced in the second quarter of 2014, a portion of which was not recognized until the third quarter of 2014.

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

A reconciliation of diluted EPS to adjusted EPS follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Diluted EPS	$0.59	$0.55	$1.56	$1.57
Acquisition-related expenses, net of tax	0.02	0.01	0.04	0.01
Special charges related to severance for staff realignment, net of tax	0.01	—	0.06	—
Foreign currency loss related to office closure, net of tax	—	—	0.02	—
Adjusted EPS	$0.62	$0.56	$1.68	$1.58

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

Credit Facility. We entered into the Credit Facility on May 16, 2014 with a syndication of 11 commercial banks. The Credit Facility amends and restates the Third Amended and Restated Business Loan and Security Agreement entered into on March 14, 2012, as modified on May 29, 2012 and on July 31, 2013. We amended the Credit Facility to allow for borrowing in foreign currencies and to enter into local financial arrangements for our foreign subsidiaries. The Credit Facility continues to allow for borrowings of up to $500.0 million; however, it extends the term of the Credit Facility from March 14, 2017 to May 16, 2019 (five years from the closing date). The Credit Facility provides for borrowings of up to $400.0 million without a borrowing base requirement, taking into account financial, performance-based limitations. The Credit Facility also provides for an “accordion feature,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. We incurred approximately $0.9 million in additional debt issuance costs during the nine months ended September 30, 2014 related to amending the Credit Facility, which are amortized over the term of the agreement. The Credit Facility is collateralized by substantially all of our assets and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of September 30, 2014, we were in compliance with our covenants under the Credit Facility.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.40% to 3.25% for the first nine months of 2014.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under the Credit Facility. As of September 30, 2014, we had $115.2 million borrowed under our revolving line of credit and outstanding letters of credit of $1.8 million, resulting in available borrowing capacity of $283.0 million on our Credit Facility (excluding the accordion feature), which is available for our working capital needs and for other purposes. Taking into account certain financial, performance-based limitations, available borrowing capacity (excluding the accordion feature) was $264.5 million as of September 30, 2014. Subsequent to the end of the quarter on November 5, 2014, we completed the acquisition of Olson, a leading provider of marketing technology and digital services based in Minneapolis, Minnesota. The aggregate purchase price of approximately $295.0 million in cash was funded by our Credit Facility. We modified the Credit Facility on November 5, 2014 to increase the available commitments from $400.0 million to $500.0 million, giving effect to the $100.0 million available under the accordion feature, and to reinstate the available borrowing capacity under the accordion feature for an additional $100.0 million.

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

Financial Condition. There were several changes in our balance sheet during the nine months ended September 30, 2014. Cash decreased to $7.5 million on September 30, 2014, from $9.0 million on December 31, 2013. Long-term debt increased to $115.2 million on September 30, 2014, from $40.0 million on December 31, 2013, primarily due to our acquisitions of Mostra and CityTech. Accounts receivable, net, increased $43.1 million compared to December 31, 2013, and days-sales-outstanding increased to 77 days on September 30, 2014, as compared to 72 days on December 31, 2013. The increase in accounts receivable was due primarily to the Mostra and CityTech acquisitions and temporary timing differences in client billings. Goodwill and other intangible assets increased $42.8 million and $3.6 million, respectively, due to the acquisitions of Mostra and CityTech during the nine months ended September 30, 2014. The Mostra acquisition was also the primary driver for the increase in accrued expenses of $8.2 million. Treasury stock increased $28.8 million primarily due to stockholder buybacks under our share repurchase plan. The $0.9 million increase in accumulated other comprehensive loss was driven by the devaluation of the Euro as compared to the U.S. dollar.

With the continued expansion and implementation of our international growth strategy, we have explored various options of mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have one forward contract agreement (“hedge”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair value of the hedge in our results of operations. As we continue to implement our international growth strategy, we may increase the number, size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. The current impact of the hedge to the consolidated financial statements is immaterial.

Share Repurchase Program. Effective November 2013, our Board of Directors approved a share repurchase plan expiring in November 2015, authorizing us to repurchase, in the aggregate, up to $35.0 million of our outstanding common stock. Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations as may be considered in our sole discretion. During the nine months ended September 30, 2014, we repurchased 665,868 shares under this program at an average price of $36.64 per share. Of the $35.0 million approved for share repurchases, approximately $5.2 million remained available as of September 30, 2014.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash was $7.5 million and $9.0 million on September 30, 2014, and December 31, 2013, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2014 and September 30, 2013:

	Nine Months Ended September 30,
	2014	2013
	(in thousands)
Net cash provided by operating activities	$19,536	$46,682
Net cash used in investing activities	(70,119)	(14,845)
Net cash provided by (used in) financing activities	49,713	(40,703)
Effect of exchange rate changes on cash	(574)	147
Net decrease in cash	$(1,444)	$(8,719)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $19.5 million for the nine months ended September 30, 2014, compared to $46.7 million of cash for the nine months ended September 30, 2013. Cash flows from operating activities for the first nine months of 2014 were negatively impacted primarily by net contract receivables, due to temporary timing differences in client billings, prepaid expenses and other assets, accrued salaries and benefits and deferred revenue, and were positively impacted by accrued expenses. Cash flows from operating activities for the first nine months of 2013 were negatively impacted primarily by net contract receivables, due to temporary timing differences in client billings, in addition to prepaid expenses and other assets, accrued salaries and benefits and deferred revenue, and were positively impacted by the net income tax receivable and accrued expenses.

Investing activities used cash of $70.1 million for the nine months ended September 30, 2014, compared to $14.8 million for the nine months ended September 30, 2013. The cash used in investing activities for the first nine months of 2014 was primarily for capital expenditures and our acquisitions of Mostra and CityTech. The cash used in investing activities for the first nine months of 2013 was primarily for capital expenditures and our acquisition of ECA.

For the nine months ended September 30, 2014, cash flow provided by financing activities of $49.7 million was attributable primarily to $75.2 million in net advances on our revolving line of credit, as a result of acquisitions and working capital needs, partly offset by cash used to repurchase shares under our share repurchase plan of $24.4 million. For the nine months ended September 30, 2013, cash flow used in financing activities of $40.7 million was attributable primarily to $40.9 million in net payments on our revolving line of credit.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. As of September 30, 2014, we had nine outstanding letters of credit with a total value of $1.8 million primarily related to deposits to support our facility leases.

The following table summarizes our contractual obligations as of September 30, 2014 that require us to make future cash payments. For contractual obligations, we include payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
Rent of facilities	$245,433	$31,491	$61,472	$56,900	$95,570
Operating lease obligations	2,266	924	985	353	4
Long-term debt obligation (1)	125,532	2,230	4,464	118,838	—
Total	$373,231	$34,645	$66,921	$176,091	$95,574

(1) Represents the obligation for principal and variable interest payments related to our Credit Facility assuming the principal amount outstanding and interest rates at September 30, 2014 remain fixed through maturity. These assumptions are subject to change in future periods.

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

Issuances of Common Stock. For the three months ended September 30, 2014, a total of 4,751 shares of unregistered common stock, valued at an aggregate of $150,678 were issued to four directors of the Company for director-related compensation on July 1, 2014 and September 30, 2014. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. The following table summarizes our share repurchase activity for the three months ended September 30, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1 – July 31	53,897	$35.40	53,346	$8,164,953
August 1 – August 31	40,650	$34.99	39,477	$6,783,627
September 1 – September 30	47,945	$33.48	45,970	$5,243,929
Total	142,492	$34.64	138,793

(a)

The total number of shares purchased of 142,492 includes shares repurchased pursuant to our share repurchase program described further in footnote (b) below, as well as shares purchased from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended September 30, 2014, we repurchased 3,699 shares of common stock for an aggregate cost of $126,231 from employees in satisfaction of tax withholding obligations. The average fair value of the common stock purchased in satisfaction of tax withholding obligations was $34.13 per share.

(b)

In the third quarter of 2013, our Board of Directors approved a share repurchase plan effective in November 2013 and expiring in November 2015, authorizing us to repurchase in the aggregate up to $35.0 million of our outstanding common stock. During the three months ended September 30, 2014, we repurchased 138,793 shares under this program at an average price of $34.65 per share.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

November 7, 2014	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 7, 2014	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)