Form 10-K
period 2014-12-31
ICF International, Inc.
filed 2015-02-27
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $650 million based upon the closing price per share of $35.36, as quoted on the NASDAQ Global Select Market on June 30, 2014. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2015, 19,435,765 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the 2015 Annual Meeting of Stockholders expected to be held in June 2015.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” or otherwise described in our filings with the Securities and Exchange Commission (“SEC”), as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including, but not limited to:

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

COMPANY OVERVIEW

We provide management, technology, and policy consulting and implementation services to government and commercial clients. We help our clients conceive, develop, implement, and improve solutions that address complex business, natural resource, social, technological, and public safety issues. Our services primarily address three key markets:

•	Energy, Environment, and Infrastructure;

•	Health, Social Programs, and Consumer/Financial; and

•	Public Safety and Defense.

We provide services across these three markets that deliver value throughout the entire life cycle of a policy, program, project, or initiative, from strategy, concept analysis and design through implementation/execution, evaluation, and, when applicable, ongoing support and improvement/innovation. Our primary services include:

•

Research and Analytic Services. We research critical policy, industry, and stakeholder issues, trends, and behavior. We collect and analyze wide varieties of data to understand critical issues and options for our clients.

•

Assessment and Advisory Services. We measure/assess results and their impact and, based on those assessments, we provide advice to our clients on how to navigate societal, market, business, communication, and technology challenges.

•

Design and Management Services. We design, develop, and manage plans, frameworks, programs and tools that are key to our clients’ mission or business performance. These programs often relate to the analytics and advice we provide.

•

Solution Identification and Implementation Services. We identify, define, and implement technology systems and business tools that make our clients’ organizations more effective and efficient. These solutions are implemented through a wide range of standard and customized methodologies designed to match our clients’ business context.

•

Engagement Services. We inform and engage our clients’ constituents, customers, and employees through marketing, multichannel and strategic communications, and enterprise training programs. Our engagement services frequently rely on our digital design and implementation skills.

Within our three markets, we perform work for both government and commercial clients. Our government clients include U.S. federal clients, U.S. state and local clients, as well as governments outside the United States. Our commercial clients include both U.S. and international clients. Our clients utilize our services because we offer a combination of deep subject-matter expertise, technical solutions, and institutional experience in our market areas. We believe that our domain expertise and the program knowledge developed from our research and analytic and assessment and advisory engagements (which we refer to hereafter as “research and advisory services) further position us to provide our full suite of services.

We generated revenue of $1,050.1 million, $949.3 million, and $937.1 million in 2014, 2013, and 2012, respectively. Our total backlog was approximately $1.9 billion, $1.7 billion, and $1.5 billion as of December 31, 2014, 2013, and 2012, respectively. See further discussion in “Contract Backlog.”

As of December 31, 2014, we had more than 5,000 employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our more than 55 regional offices throughout the United States, and over 15 offices outside the United States, including offices in the United Kingdom, Belgium, China, India and Canada.

We report operating results and financial data in one operating and reportable segment. See our revenue, net profit and total assets as presented in the consolidated financial statements and the related notes included elsewhere in this Annual Report.

OUR COMPANY INFORMATION

ICF International, Inc. began as a Delaware limited liability company formed in 1999 under the name ICF Consulting Group Holdings, LLC. It was formed to purchase our principal operating subsidiary, which was founded in 1969, from a larger services organization. A number of our current senior managers participated in this transaction along with private equity investors. We converted to a Delaware corporation in 2003 and changed our name to ICF International, Inc. in 2006. We completed our initial public offering (“IPO”) in October 2006 and filed a shelf registration statement on Form S-3 in September 2009, pursuant to which we sold additional shares of our common stock to the public in December 2009.

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

In the energy, environment, and infrastructure market, these factors include: the changing mix of sources used to generate electricity and the related policy and infrastructure issues resulting from those changes; the changing position of the United States in the world’s energy markets overall; an increasing focus on renewables and energy efficiency; an aging transportation infrastructure; increasing drought and need to invest in water infrastructure/conservation; and environmental degradation.

In the health, social programs, and consumer/financial market, these factors include: the increasing level of healthcare expenditures and efforts at health reform; global public health and health security issues, including potential global epidemics; aging populations across the globe; increasing military and veteran health demands; continued focus on disease prevention; the perceived declining performance of the U.S. educational system compared to other countries; the desire to find more efficient means to deliver social and educational programs; increased use of interactive data technologies to link organizations with consumers and other stakeholders in more varied and personalized ways; changing industry structures in marketing and advertising services; the desire for greater return on marketing investment; and the continued elevation of data analytics as a business management and marketing tool.

In the public safety and defense market, these factors include: the continuing spectrum of all-hazard threats, including cybersecurity threats, terrorism, severe weather and climatological changes, as well as infrastructure protection.

In addition to these market-based factors, secular trends across all of our markets are increasing the demand for research and advisory services that drive our business. These trends include: increased government focus on efficiency and mission performance management; generational changes; the emphasis on transparency and accountability; and an increased demand for combining domain knowledge of client mission and programs with innovative technology-enabled solutions.

We believe that demand for our services will continue as government, industry, and other stakeholders seek to understand and respond to these and other factors. We expect that our government clients will continue to utilize professional services firms with domain expertise in their program areas to assist with designing new programs, enhancing existing ones, and offering transformational solutions based on relevant evaluation and improvement experience as well as deployment of innovative information and communications technology. In addition, commercial organizations affected by these programs will need to understand such changes, as well as their implications, in order for them to plan appropriately. More broadly, we believe our commercial clients will demand innovative services and solutions that can help them connect with customers and stakeholders in an increasingly connected and crowded marketplace. We believe that our institutional knowledge and subject-matter expertise in our three key markets are distinct competitive advantages in providing our clients with practical, innovative solutions, directly applicable to their mission or business, with a faster deployment of the right resources. Moreover, we believe we will be able to leverage the domain expertise and program knowledge we have developed through our research and advisory assignments and our experience on execution projects to win larger engagements, thereby increasing returns on business development investment and increasing employee utilization. Rapid changes in technology, including the omnipresent influence of mobile, social, and cloud technologies, also demand new ways of communicating, evaluating and implementing programs across all of our markets, and we are focused on leveraging our technology expertise to capitalize on those changes.

Our future results will depend on the success of our strategy to capitalize on our competitive strengths, including our success in maintaining our long-standing client relationships, to seek larger engagements across the program life cycle in our three key markets and to complete and successfully integrate additional acquisitions. In our three key markets, we will continue to focus on building scale in vertical and horizontal domain expertise; developing business with both our government and commercial clients; and replicating our business model geographically in selective regions of the world. In doing so, we will continue to evaluate acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

Energy, Environment, and Infrastructure

For decades, we have advised on energy and environmental issues, including the impact of human activity on natural resources, and have helped develop solutions for infrastructure-related challenges. In addition to addressing government policy and regulation in these areas, our work focuses on industries that are affected by these policies and regulations, particularly those industries most heavily involved in the use and delivery of energy. Significant factors affecting suppliers, users, and regulators of energy are driving private and public sector demand for professional services firms, including:

•	Changing power markets, sources of supply, and an increased demand for alternative sources of energy;

•	Ongoing efforts to upgrade energy infrastructure to meet new power, transmission, environmental, and cybersecurity requirements and to enable more distributed forms of generation; and

•	The need to manage energy demand and increase efficient energy use in an era of environmental concerns, especially carbon and other emissions.

We assist energy enterprises worldwide in their efforts to analyze, develop, and implement strategies related to their business operations and the interrelationships of those operations with the environment and applicable government regulations. We utilize our policy expertise, deep industry knowledge, and proprietary modeling tools to advise government and industry clients on key topics related to electric power, traditional fuels, and renewable sources of energy. Our areas of expertise include power market analysis and modeling, transmissions analysis, electric system reliability standards, energy asset valuation and due diligence, regulatory and litigation support, fuels market analysis, air regulatory strategy, and renewable energy and green power.

We also assist commercial and government clients in designing, implementing, and evaluating energy efficiency programs both for residential and for commercial and industrial sectors. Utility companies must balance the changing demand for energy with a price-sensitive, environmentally conscious consumer base. We help utilities meet these needs, guiding them through the entire lifecycle of energy efficiency programs to include policy and planning, technical requirements, implementation and improvement.

Carbon emissions are an important focus of U.S. federal regulation, international governments, many U.S. state and local governments, and multinational corporations around the world. Reducing or offsetting greenhouse gas (“GHG”) emissions continues to be the subject of both public and private sector interest, and the regulatory landscape in this area is still evolving. The need to address carbon and other harmful emissions has significantly changed the way the world’s governments and industries interact and continues to be one of the drivers of the interest in energy efficiency. Moreover, how government and business adapt to the effects of climate change is growing in importance. We support U.S. governments at the federal and state level, ministries and agencies of the government of the United Kingdom (“UK”) and European Commission, and industry on these and related issues.

We also have decades of experience in designing, evaluating, and implementing environmental policies and transportation infrastructure projects. A number of key issues are driving increased demand for the services we provide in these areas, including:

•	Increased focus on the proper stewardship of natural resources;

•	Aging water, energy, and transportation infrastructure, particularly in the United States;

•	Under-investment historically in U.S. transportation infrastructure; and

•	Changing patterns of economic development that require transportation systems and energy infrastructure to adapt to new patterns of demand.

By leveraging our interdisciplinary skills, which range from finance and economics to earth and life sciences, information technology, and program management, we are able to provide a wide range of services that includes complex environmental impact assessments, environmental management information systems, air quality assessments, program evaluation, transportation planning and operational improvement, strategic communications, and regulatory reinvention. We help clients deal specifically with the inter-related environmental, business, and social implications of issues surrounding all transportation modes and infrastructure. From the environmental management of complex infrastructure engagements to strategic and operational concerns of airlines and airports, our solutions draw upon our expertise and institutional knowledge in transportation, urban and land use planning, industry management practices, financial analysis, environmental sciences, and economics.

Health, Social Programs, and Consumer/Financial

We also apply our expertise across our full suite of services in areas such as health, social programs, and consumer/financial markets. We believe that a confluence of factors will drive an increased need for public and private focus on these areas, including, among others:

•	An aging population across the globe;

•	Expanded healthcare services to under-served segments of the population;

•	Rising healthcare expenditures, requiring the evaluation of the effectiveness and efficiency of current and new programs;

•	Growing awareness of the threats from the global spread of disease;

•	The emphasis on improving the effectiveness of the U.S. and other countries’ educational systems;

•	The need for greater transparency and accountability of public sector programs;

•	Increasing focus on privacy and cybersecurity requirements;

•	A changing regulatory environment; and

•	Military personnel returning home from active duty with health and social service needs.

We believe we are well positioned to provide our services to help our clients develop and manage effective programs in the areas of health, social programs, and consumer/financial at the international, national, regional, and local levels. Our subject-matter expertise includes public health, mental health, international health and development, health communications and associated interactive technologies, education, children and families, housing and communities, and substance abuse. Our combination of health-domain knowledge and our experience in information technology applications provides us with strong capabilities in health informatics, which we believe will be of increasing importance as the need to manage health and biomedical information grows. We partner with our clients in the government and commercial sectors to increase their knowledge base, support program development, enhance program operations, evaluate program results, and improve program effectiveness.

In the area of public health, we support many programs within the Department of Health and Human Services (“HHS”), including the National Institutes of Health (“NIH”) and the Centers for Disease Control and Prevention (“CDC”), conducting primary data collection and analyses, assisting in designing, delivering, and evaluating programs, managing technical assistance centers, providing instructional systems, developing information technology applications, and managing information clearinghouse operations. Increasingly, we provide multichannel communications and messaging for public health programs using capabilities similar to our commercial marketing business. We also provide training and technical assistance for early care and educational programs (such as Head Start), and health and demographic surveys in developing countries for the Department of State (“DOS”). In the area of social programs, we provide extensive training, technical assistance, and program analysis and support services for a number of the housing and rural and community development programs of the Department of Housing and Urban Development (“HUD”) and the U.S. Department of Agriculture (“USDA”). In addition, we provide research, program design, evaluation, and training for educational initiatives at the federal and state level. We provide similar services to a variety of UK ministries, as well as several directorates-general of the European Commission.

In the area of consumer/financial, we combine our expertise in strategic communications, marketing and creative services and public relations with our strengths in interactive and mobile technologies to help companies develop stronger relationships and engage with their customers and stakeholders across all channels, whether via traditional or digital media, to drive better business results. In an effort to enhance our positioning and build awareness outside of our traditional client set, we have combined capabilities from our recent acquisitions to create a full-service, technology-rooted interactive agency that guides brands digitally through informed strategy, inspired creative design, and technical know-how. We have the capability to complete projects big or small across any channel, such as web, social, mobile, intranets and emerging platforms, through end-to-end technology implementations for local and global clients. Target customer areas include healthcare, energy, travel and hospitality, financial services, non-profits/associations, manufacturing, retail, and distribution.

Public Safety and Defense

Public safety programs continue to be a critical priority of the federal government, state and local governments, international governments (especially in Europe), and in the commercial sector. We believe we are positioned to meet the following key public safety concerns:

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

We provide key services to the Department of Homeland Security (“DHS”), Department of Justice (“DOJ”), DoD, and analogous departments at the European Commission. At DHS, we assist in shaping and managing critical programs to ensure the safety of communities, developing critical infrastructure protection plans and processes, establishing goals and capabilities for national preparedness at all levels of government in the United States, and managing the national program to test radiological emergency preparedness at the state and local levels in communities adjacent to nuclear power facilities. At DOJ, we provide technical and communications assistance to programs that help victims of crime and at-risk youths. We support DoD by providing high-end strategic planning, analysis, and technology solutions in the areas of logistics management, operational support, command and control, and cybersecurity. We also provide the defense sector with environmental management, human capital assessment, military community research, and technology-enabled solutions. At the European Commission, we provide support and analytical services related to justice and home affairs issues within the European context.

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly educated professional staff with deep subject-matter knowledge

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs across our major markets. Our thought leadership is based on years of training, experience, and education. Our clients are able to draw on the in-depth knowledge of our subject-matter experts and our experience developed over 40 years of providing research and advisory services. As of December 31, 2014, approximately 33% of our benefits-eligible staff held post-graduate degrees in diverse fields such as the social sciences, business and management, physical sciences, public policy, human capital, information technology, mathematics, engineering, planning, economics, life sciences, and law. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

We believe our diverse range of markets, services, and projects provide a stimulating work environment for our employees that enhances their professional development. The use of multi-disciplinary teams provides our staff the opportunity to develop and refine common skills required in many types of engagements. Our approach to managing human resources fosters collaboration and significant cross-utilization of the skills and experience of both industry experts and other personnel who can develop creative solutions by drawing upon their different experiences. The types of services we provide, and the manner in which we do so, enable us to attract and retain talented professionals from a variety of backgrounds while maintaining a culture that fosters teamwork and excellence.

We have strong, long-standing relationships with clients across a diverse set of markets

The long-term relationships we maintain with many of our clients reflect our successful track record of fulfilling our clients’ needs. We have advised both the Environmental Protection Agency (“EPA”) and HHS for more than 30 years, the Department of Energy (“DOE”) for more than 25 years, DoD for more than 20 years, certain commercial clients in our energy and markets for more than 20 years, the European Commission for more than ten years, and have multi-year relationships with many of our other clients in both our government and commercial client base. We have numerous contacts at various levels within our clients’ organizations, ranging from key decision-makers to functional managers. The long-standing nature and breadth of our client relationships adds greatly to our institutional knowledge, which, in turn, helps us carry out our client engagements more effectively and maintain and expand such relationships. Our extensive experience and client contacts, together with our prime-contractor position on a substantial majority of our contracts and onsite presence, gives us clearer visibility into future opportunities and emerging requirements. We believe our balance between civilian and defense agencies, our commercial presence, and the diversity of the markets we serve help mitigate the impact of annual shifts in our clients’ budgets and priorities.

Our research and advisory services position us to capture a full range of engagements

We believe our research and advisory approach, which is based on our subject-matter expertise combined with an understanding of our clients’ requirements and objectives, is a significant competitive differentiator that helps us gain access to key client decision-makers during the initial phases of a policy, program, project, or initiative. We use our expertise and understanding to formulate customized recommendations for our clients. We believe this domain expertise and the program knowledge developed from our research and advisory engagements further position us to provide a full suite of services across the entire life cycle of a particular policy, program, project, or initiative. As a result, we are able to understand our clients’ requirements and objectives as they evolve over time. We then use this knowledge to provide continuous improvement across our entire range of services that maintain the relevance of our recommendations.

Our technology-enabled solutions are driven by our subject-matter expertise and creativity

Government and commercial decision-makers have become increasingly aware that, to be effective, technology solutions need to be seamlessly integrated with people and processes. We possess strong knowledge in information technology and a thorough understanding of human and organizational processes. This combination of skills, along with our domain knowledge, allows us to deliver technology-enabled solutions tailored to our clients’ business and organizational needs with less start-up time required to understand client issues. In addition, many of our clients seek to deploy cutting-edge solutions to communicate and transact with citizens, stakeholders, and customers in a multichannel environment, and doing so takes both our constantly refreshed technical know-how and world-class creativity.

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

We are led by an experienced management team

Our management team, consisting of approximately 265 officers with the title of vice president or higher, possesses extensive industry experience and had an average tenure of 13 years with us as of December 31, 2014 (including prior service with companies we have acquired). This low turnover allows us to retain institutional knowledge. Our managers are experienced both in marketing efforts and in successfully managing and executing our key services. Our management team also has experience in acquiring other businesses and integrating those operations with our own. A number of our managers are industry-recognized thought leaders. We believe that our management’s successful past performance and deep understanding of our clients’ needs have been differentiating factors in competitive situations.

We have a broad global presence

We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth and now serve our clients with a global network of more than 55 regional offices throughout the United States, and over 15 offices in key markets outside the United States, including offices in the United Kingdom, Belgium, China, India and Canada. Our global presence also gives us access to many of the leading experts on a variety of issues around the world, allowing us to expand our knowledge base and areas of functional expertise. Over the past year, we worked in dozens of countries, helping government and commercial clients with energy, environment, infrastructure, healthcare, marketing, interactive technology/e-commerce, and air transport matters.

STRATEGY

Our strategy to increase our revenue and shareholder value involves the following key elements:

Pursue strategic acquisitions

We plan to augment our organic growth with selected acquisitions. Since the beginning of 2011, we have added a number of companies including: Marbek Resource Consultants Ltd. (“Marbek”) in January 2011; AeroStrategy L.L.C. (“AeroStrategy”) in September 2011; Ironworks Consulting L.L.C. (“Ironworks”) in December 2011; GHK Holdings Limited (“GHK”) in February 2012; Symbiotic Engineering, L.L.C. (“Symbiotic”) in September 2012; Ecommerce Accelerator LLC (“ECA”) in July 2013; Mostra SA (“Mostra”) in February 2014; CityTech, Inc. (“CityTech”) in March 2014; and OCO Holdings, Inc. (“Olson”) in November 2014. Our more recent acquisitions are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Business Combinations.” We plan to continue a disciplined acquisition strategy to obtain new clients, increase our size and market presence, and obtain capabilities that complement our existing portfolio of services, while focusing on cultural compatibility and positive financial impact.

Expand our commercial businesses

We continue to see growth opportunities in our current commercial business in the utility sector, as well as significant potential for us to expand our business in other commercial areas, such as aviation and digital marketing and interactive services, both domestically and internationally. Although we believe the utility industry will continue to be a strong market for research and advisory services in light of the growing focus on regulatory actions and alternative energy sources, we intend to leverage our existing relationships and institutional expertise to pursue and capture additional, typically higher-margin opportunities. First, we believe we can continue to expand our implementation services in areas such as assisting with implementing energy efficiency programs, informational technology applications, and environmental management services for the larger utilities. Second, the growth of interest in sustainability and energy efficiency issues has created opportunities to offer these types of services to new clients beyond our traditional sectors. We expect other sectors, such as information service providers and travel and tourism, to continue to expand their interest in these services as these industries better understand their energy consumption options and the positive benefits of demonstrating environmental stewardship. Our broad range of services to the aviation industry make us well positioned to capitalize on significant industry changes, including massive airline equipment upgrade cycles utilizing newer, more efficient aircraft models in a cost constrained environment; renovations of older airports to adapt to the newer aircraft and develop concession strategies to attract more customers; and the construction wave of new airports globally.

Our engagement services including marketing, interactive technology, and strategic communications offerings, are well-positioned to support the continuing growth of multichannel engagement and e-commerce. In particular, our acquisitions of CityTech and Olson in 2014 broadened our offerings to clients including capabilities in the areas of content management and marketing and digital services. We can now offer complete end-to-end solutions for chief marketing officers, chief communications officers, and chief technology officers as they invest in digital marketing platforms and solutions. We deliver cutting-edge digital strategy support as well as the creative services that help brands, products and services succeed in the crowded marketplace.

Replicate our business model globally across government and industry

We believe the services we provide to our energy, environment, and infrastructure market have especially strong business drivers throughout the world. Europe’s growing need for cutting-edge climate change, energy, and environmental solutions is well suited to our domain expertise. Our acquisition of GHK in early 2012 and Mostra in 2014 have increased our offerings to the UK government and to the European Commission. Moreover, many of our offices in Asia represent substantial markets with rapidly growing demands for new sources of energy, clean energy and energy efficiency services, a need for transportation infrastructure improvements, and severe air and carbon pollution issues. We believe our ability to offer energy, infrastructure, climate change, and environmental services to both commercial and government clients in this region from local offices, typically staffed by native citizens, positions us to help clients address these key issues and to expand our market presence. We are also positioned to grow our international development business across multiple regions.

Strengthen our technology base

With our acquisitions of Ironworks in 2011, ECA in 2013, and CityTech and Olson in 2014, we strengthened our services in the interactive data, CRM-driven and loyalty marketing, and end-to-end e-commerce field. We are positioned to increase these services by expanding the technological underpinnings of our business, while bringing these interactive and e-commerce solutions, as well as expanded data management and analytics offerings, to clients in the energy, infrastructure, health, retail and social program areas to allow them to link themselves with consumers and other stakeholders better.

Leverage research and advisory work into full life cycle solutions

We plan to continue to leverage our research and advisory services and strong client relationships to increase our revenue from longer running engagements. These engagements could include: information services and technology solutions, project and program management, business process solutions, marketing and communications delivery, strategic communications, and technical assistance and training. Our research and advisory services provide us with insight and understanding of our clients’ missions and goals. We believe the domain expertise and program knowledge we develop from these assignments position us to capture a greater portion of larger execution engagements. We will, however, need to undertake such expansion carefully to avoid actual, potential, and perceived conflicts of interest. See “Risk Factors—Risks Related to our Business—The diversity of the services we provide, and the clients we serve, may create actual, potential, and perceived conflicts of interest and conflicts of business that limit our growth and lead to potential liabilities for us.”

Defend, expand, and deepen our presence in core federal and state governmental markets

The current environment of federal budgetary constraints has created challenging market conditions for all competitors in the federal government sector. We will focus not only on defending our current market footprint, but also on innovating to continue expanding across key growth markets, such as federal government health-related and cybersecurity initiatives. We will continue to provide innovative solutions that help our public sector clients “do more with less.” We will specifically target deeper penetration of those agencies that currently procure services only from one or two of our service areas. We believe we can leverage many of our long-term client relationships by introducing these existing clients, where appropriate, to our other services. For example, we plan to introduce many of our research and advisory clients to our capabilities to provide associated information technology, cybersecurity, large-scale program management, and strategic communications services. Given the increasing focus on deficit reduction and transparency, we can also offer clients our extensive performance measurement, program evaluation, and performance management services. Finally, having grown to more than 55 offices across the United States, we can focus more of our business development efforts on addressing the needs of federal agencies with operations outside of the Washington, D.C. metropolitan area.

Pursue larger prime contract opportunities

We believe that continuing to expand our client engagements into services we offer as part of our end-to-end client solutions enables us to pursue larger prime contract opportunities, which should provide a greater return on our business development efforts and allow for increased employee utilization. We plan to continue to target larger and longer-term opportunities through greater emphasis on early identification of opportunities, strategic capture and positioning, and enhanced brand recognition. We believe that the resulting increase in the scale, scope, and duration of our contracts will help us continue our growth.

Focus on higher-margin commercial projects

We plan to pursue higher-margin commercial projects. We believe we have strong global client relationships in both the commercial energy and air transport markets, where our margins have historically been higher than those in our government market. We view the energy industry as a particularly attractive market for us over the next decade due to concerns over controlling energy costs and limiting climate and environmental impacts, increased state and federal regulation, the need for cleaner and more diverse sources of energy, and the concomitant need for additional infrastructure to transport and/or convert those new energy sources. We also believe that the combination of our vertical domain expertise with our digital marketing expertise makes us a provider of choice for high value-added assignments in that arena. We believe these factors, coupled with our expanding national and global footprint, will result in a greater number of engagements that will also be larger in size and scope.

CLIENT AND CONTRACT MIX

Government clients (including U.S. federal, U.S. state and local, and international governments) and commercial clients (including U.S. and international) accounted for approximately 70% and 30%, respectively, of our 2014 revenue, approximately 72% and 28%, respectively, of our 2013 revenue, and approximately 73%, and 27%, respectively, of our 2012 revenue. Our clients span a broad range of civilian and defense agencies and commercial enterprises. Commercial clients include non-profit organizations and universities, while government clients include the World Bank and the United Nations. In general, a client is considered government if the primary funding of that client is from a government agency or institution. If we are a subcontractor, then the client is not considered to be the prime contractor but rather the ultimate client receiving the services from the prime contractor team.

In 2014, 2013, and 2012, our three largest clients were HHS, DOS, and DoD. The following table summarizes the percentage of our total revenue for each of these.

	Year ended December 31,
	2014	2013	2012
Department of Health and Human Services	17%	18%	19%
Department of State	8%	8%	7%
Department of Defense	6%	7%	8%
Total	31%	33%	34%

Most of our revenue is derived from prime contracts, which accounted for approximately 86%, 86%, and 87% of our revenue for 2014, 2013, and 2012, respectively. Unless the context otherwise requires, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Our contract periods typically extend from one month to five years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. In 2014, 2013, and 2012, no single contract accounted for more than 4% of our revenue. Our 10 largest contracts by revenue collectively accounted for approximately 14% of our revenue in 2014 and approximately 16% in each of 2013 and 2012.

Our international operations pose special risks, as discussed below in “Risk Factors—Risks Related to Our Business—Our international operations pose additional risks to our profitability and operating results.” The table below details information on our domestic and international revenues (in thousands) for each of the three years presented. Revenue is attributed to location based on the geographic areas to which a contract is awarded. Certain amounts in the prior year have been reclassified to conform to current year presentation.

	Year ended December 31,
	2014	2013	2012
	(In thousands)
United States	$919,120	$865,976	$866,874
International	131,014	83,327	70,259
Total	$1,050,134	$949,303	$937,133

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	December 31,
	2014	2013	2012
	(In millions)
Funded	$849.9	$696.5	$695.3
Unfunded	1,018.4	959.8	816.5
Total backlog	$1,868.3	$1,656.3	$1,511.8

There were no awards included in our 2014, 2013 and 2012 backlog amounts that were under protest.

BUSINESS DEVELOPMENT

Our business development efforts are critical to our organic growth. Our business development processes and systems are designed to enable agility and speed-to-market over the business development life cycle, especially given the distinctions between commercial and public sectors. Business development efforts in priority market areas, which include some of our largest federal agency accounts (HHS, DOS, DoD, DOE, DHS, and EPA) and our commercial businesses, are executed through account teams, each of which is headed by a corporate account executive and supported by dedicated corporate business development professionals and senior staff from the relevant operational area. Each account executive has significant authority and accountability to set priorities and bring to bear the appropriate resources, focusing on larger and strategically important pursuits. Each team participates in regular executive reviews. This account-based approach allows deep insight into the needs of our clients. It also helps us anticipate our clients’ evolving requirements over the coming 12 to 18 months and position ourselves to meet those requirements. Each of our operational areas is responsible for maximizing sales in our existing accounts and finding opportunities in closely-related accounts. In the commercial aviation and energy sectors, for example, we have dedicated corporate account executives who focus on key accounts (acquisition/new buyers and penetration) and key initiatives within their sectors. The account executives partner with senior operations staff to bring enterprise-wide solutions to our clients.

The corporate business development function also includes a market research and competitive intelligence group, a proposal group, a marketing group, a communications group, and a strategic capture unit. The marketing group engages in brand marketing and strategic marketing program development and execution to raise awareness of our services and solutions in the federal agency and commercial markets, and to generate leads for further pursuit by sales personnel. Our contracts and administration function leads our pricing decisions in partnership with the business development account teams and operational areas.

COMPETITION

We operate in a highly competitive and fragmented marketplace and compete against a number of firms in each of our key markets. Some of our principal competitors include: Abt Associates Inc.; AECOM Technology Corporation; Booz Allen Hamilton Holding Corporation; CACI International Inc.; Cambridge Systematics, Inc.; CRA International, Inc.; Deloitte LLP; Eastern Research Group, Inc.; Cardno ENTRIX, Inc.; L-3 Communications Corporation; Leidos Holdings, Inc.; Lockheed Martin Corporation; ManTech International Corporation; Navigant Consulting, Inc.; Northrop Grumman Corporation; Omnicom Group Inc.; PA Consulting Group; PricewaterhouseCoopers (PwC); SAIC, Inc.; Sapient Corporation; Research Triangle Institute; SRA International, Inc.; Tetra Tech Inc.; Westat, Inc., and WPP Plc. In addition, within each of our key markets, we have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Some of our competitors are significantly larger than we are and have greater access to resources and have stronger brand recognition than we do.

We consider the principal competitive factors in our market to be client relationships, reputation and past performance of the firm, client references, technical knowledge and industry expertise of employees, quality of services and solutions, scope of service offerings, and pricing.

INTELLECTUAL PROPERTY

We own a number of trademarks and copyrights, and have an issued patent and pending patent applications that help maintain our business and competitive position. Sales and licenses of our intellectual property do not currently comprise a substantial portion of our revenue or profit. We rely on the technology and models, proprietary processes, and other intellectual property we own or have rights to use in our analyses and other work we perform for our clients. We use these innovative, and often proprietary, analytical models and tools throughout our service offerings. Our staff regularly maintains, updates, and improves these models based on our corporate experience. In addition, we sometimes retain limited rights in software applications we develop for clients. We use a variety of means to protect our intellectual property, but there can be no assurance that it will be adequately protected.

EMPLOYEES

As of December 31, 2014, we had more than 5,000 benefits-eligible (full-time and regular part-time) employees, approximately 33% of whom held post-graduate degrees in diverse fields such as social sciences, business and management, physical sciences, public policy, human capital, information technology and mathematics, engineering, planning, economics, life sciences, and law, and approximately 69% of whom held a bachelor’s degree or equivalent or higher. Our professional environment encourages advanced training to acquire industry-recognized certifications, rewards strong job performance with advancement opportunities, and fosters ethical and honest conduct. Our salary structure, incentive compensation, and benefit packages are competitive within our industry.

ITEM 1A.	RISK FACTORS

The following discussion of “risk factors” sets forth some of the most significant factors that may adversely affect our business, operations, financial position or future financial performance, reputation and/or value of our stock. This information should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and related notes incorporated by reference into this Annual Report on Form 10-K. Because of the following factors, as well as other factors affecting our business, operations, financial position or future financial performance, reputation and/or value of our stock, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

RISKS RELATED TO OUR INDUSTRY

Although our percentage of revenue from commercial clients is growing, we continue to rely on government clients for the majority of our revenue, and government spending priorities may change in a manner adverse to our business.

We derived approximately 51%, 58% and 60% of our revenue in 2014, 2013, and 2012, respectively, from contracts with U.S. federal government clients, and approximately 19%, 14% and 13% of our revenue from contracts with U.S. state and local governments and international governments in 2014, 2013, and 2012, respectively. Expenditures by our U.S. federal clients may be restricted or reduced by presidential or congressional action, by action of the Office of Management and Budget, by action of individual agencies or departments, or by other actions. In addition, many state and local governments are not permitted to operate with budget deficits and nearly all state and local governments face considerable challenges in balancing their budgets. Accordingly, we expect that some of our government clients may delay payments due to us, may eventually fail to pay what they owe us, and may delay certain programs and projects. For some government clients, we may face an unwelcome choice: turn down (or stop) work with the risk of damaging a valuable client relationship, or perform work with the risk of not getting paid in a timely fashion or perhaps at all. U.S. federal, state, and local elections could also affect spending priorities and budgets at all levels of government. In addition, increased deficits and debt at all levels of government, both domestic and international, may lead to reduced spending by agencies and departments on projects or programs we support.

The failure of Congress to approve budgets in a timely manner for the U.S. federal agencies and departments we support, or the failure of the President and Congress to reach an agreement on fiscal issues, could delay and reduce spending, cause us to lose revenue and profit, and affect our cash flow.

On an annual basis, Congress is required to approve budgets that govern spending by each of the U.S. federal agencies and departments we support. When Congress is unable to agree on budget priorities, and thus is unable to pass annual appropriations bills on a timely basis, it typically enacts a continuing resolution. Continuing resolutions generally allow U.S. federal agencies and departments to operate at spending levels based on the previous budget cycle. When agencies and departments operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and for new initiatives may be delayed or cancelled. Thus, the failure by Congress to approve budgets in a timely manner can result in the loss of revenue and profit when U.S. federal agencies and departments are required to cancel or change existing or new initiatives or the deferral of revenue and profit to later periods due to delays in implementing existing or new initiatives. There is also the possibility that Congress will enact neither a budget nor a continuing resolution in a timely manner. In such an event, many parts of the U.S. federal government, including agencies, departments, programs, and projects we support, may “shut down,” which could have a substantial negative affect on our revenue, profit, and cash flow. The budgets of many of our U.S. state and local government clients are also subject to similar budget processes, and thus subject us to similar risks and uncertainties.

In addition, in an effort to control the U.S. federal budget deficit, Congress passed the Budget Control Act of 2011 (the “Budget Act”), which mandated the reduction of discretionary spending by the U.S. federal government by $1.2 trillion over 10 years. While some of these reductions have been rescinded, the spending caps through 2021 remain in place and, unless they are also rescinded, could significantly constrain federal discretionary spending for the services we provide. Because we derive a significant portion of our revenue from contracts with U.S. federal government clients, a decline in federal government expenditures and/or a shift of expenditures away from programs we support, whether as a result of the Budget Act or otherwise, would likely have a negative impact on our business and results.

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

Recent acquisitions and increased contracting with international governments, agencies, and departments have increased our presence in countries outside of the United States. Failure to abide by laws, rules and regulations applicable to our work for governments outside the United States could have similar effects to those described above.

We are subject to various routine and non-routine governmental reviews, audits and investigations, and unfavorable government audit results could force us to adjust previously reported operating results, could affect future operating results, and could subject us to a variety of penalties and sanctions.

U.S. federal government departments and agencies, including the NIH, and many states audit and review our contract performance, pricing practices, cost structure, financial responsibility, and compliance with applicable laws, rules, and regulations. Audits could raise issues that have significant adverse effects, including, but not limited to, substantial adjustments to our previously reported operating results and substantial effects on future operating results. If a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with U.S. federal and even U.S. state and local government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and/or the value of our stock. We may also lose business if we are found not to be sufficiently financially responsible. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether true or not. U.S. federal audits have been completed on our incurred contract costs only through 2006; audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews by federal, state and local governments may still be conducted on all our government contracts, even for periods before 2006.

Our government contracts contain provisions that are unfavorable to us and permit our government clients to, among other things, terminate our contracts partially or completely at any time prior to completion.

Our U.S. and international government contracts contain provisions not typically found in commercial contracts, including provisions that allow our clients to terminate or modify these contracts at the government’s convenience upon short notice. If a government client terminates one of our contracts for convenience, we may only bill the client for work completed prior to the termination, plus any project commitments and settlement expenses the client agrees to pay, but not for any work not yet performed. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in contract options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we would have no right to seek lost fees or other damages. If a government client were to terminate, decline to exercise options under, or curtail further performance under one or more of our major contracts, our revenue and operating results could be materially harmed.

In addition, certain contracts with international government clients may have more severe and/or different contract clauses than what we are accustomed to with U.S. federal, state and local government clients, such as penalties for any delay in performance.

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

We believe that U.S. federal contracts will continue to be a significant source of our revenue and profit for the foreseeable future, even as we continue to grow our commercial client base. Because we have a large number of contracts with U.S. federal government clients, we continually bid for and execute new contracts, and our existing contracts continually become subject to re-competition and expiration. Upon the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. There can be no assurance that those expiring contracts we are servicing will continue after their expiration, that the client will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition (e.g., set aside for small businesses), or that we will be successful in any such re-procurements or in obtaining subcontractor roles. If we are not able to replace the revenue from these contracts, either through follow-on contracts or new contracts for those requirements or for other requirements, our revenue and operating results may be materially affected.

Our reliance on GSA Schedule and other IDIQ contracts creates the risk of volatility in our revenue and profit levels.

We believe that one of the elements of our success is our position as a prime contractor under GSA Schedule contracts and other IDIQ contracts. As these types of contracts have increased in importance over the last several years, we believe our position as a prime contractor has become increasingly important to our ability to sell our services to U.S. federal clients. However, these contracts require us to compete for each delivery order and task order, rather than having a more predictable stream of activity during the term of a contract. There can be no assurance that we will continue to obtain revenue from such contracts at current levels, or in any amount, in the future. To the extent that U.S. federal agencies and departments choose to employ GSA Schedule contracts and other IDIQ contracts encompassing activities for which we are not able to compete or provide services, we could lose business, which would negatively affect our revenue and profitability.

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

If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which could decrease our operating margins and reduce our profits. In particular, our fixed-price contracts could increase the unpredictability of our earnings.

It is important for us to accurately estimate and control our contract costs so that we can maintain positive operating margins and profitability. As described elsewhere in this Form 10-K, we generally enter into three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus.

The U.S. federal government and some clients have increased the use of fixed-price contracts. We derived 34% of our revenue from fixed-price contracts in 2014. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. We realize a profit on fixed-price contracts only if we can control our costs and prevent cost overruns on our contracts. Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs, and availability of labor, equipment and materials, and other exigencies. We could experience cost overruns if these estimates are inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, or the inability of our vendors or subcontractors to perform. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have a material adverse impact on our business and earnings.

In the area of consumer/financial, which has recently been expanded by the acquisition of Olson, we provide ad-media services in a highly competitive and constantly evolving market. Our success in this market depends upon our ability to develop and integrate new technologies into our business and enhance our existing products and services, as well as in our ability to respond to rapid changes in technology, in order to remain competitive.

In the area of consumer/financial, which has recently been expanded by the acquisition of Olson, we provide ad-media services in highly competitive markets. We compete principally with large systems consulting and implementation firms, traditional and digital advertising and marketing agencies, offshore consulting and outsourcing companies, and clients’ internal information systems departments. To a lesser extent, other competitors include boutique consulting firms that maintain specialized skills and/or are geographically focused. We expect these competitors to devote significant effort to maintaining and growing their respective market shares. If we cannot respond effectively to advances by our competitors in this market, or grow our own business efficiently, our overall business and operating results could be adversely affected.

Our success in this competitive ad-media market depends in part on our ability to adapt to rapid technological advances and evolving standards in computer hardware and software development and media infrastructure, changing and increasingly sophisticated customer needs and frequent new ad-media services and platform introductions and enhancements. If, within this market, we are unable to develop new or sufficiently differentiated products and services, enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet demand, our overall business and operating results could be adversely affected.

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

The Road Home contract provided us with significant opportunities, but also created substantial risks. A number of these risks continue beyond the term of the contract. We still have lawsuits pending, and other claims have been made against us in connection with this contract. New lawsuits may be filed and new claims may be made against us in the future including, but not limited to, claims by subcontractors and others who are dissatisfied with the amount of money they have received from, or their treatment under, the Road Home program. We have defended such lawsuits and claims vigorously and plan to continue to do so, but we have not prevailed in every case and may not prevail in future cases. Although the contract provides that, with several exceptions, we are allowed to charge, as an expense under the contract, reasonable costs and fees incurred in defending and paying claims brought by third parties arising out of our performance, there can be no assurance that our costs and fees will be reimbursed. The State of Louisiana has not reimbursed us for the majority of such costs or fees and has not reimbursed any such costs or fees since 2008. The outstanding accounts receivable related to defending and paying claims were fully reserved at December 31, 2014.

In addition and as discussed in “Note O—Contingencies and Commitments” in our financial statements, the State of Louisiana, Office of Community Development, has made a significant claim against us for alleged overpayments to grant applicants, currently totaling approximately $107.0 million. The State has also indicated that as it continues to review homeowner grant calculations, it expects to assert additional demands in the future, increasing the aggregate claim amount. We have communicated with the State in an effort to resolve its claim, and intend to defend our position vigorously, believing the State’s claim to be unfounded and improper. However, there is no guarantee that we will be successful in our efforts. The Company believes this claim has no merit, and has therefore not recorded a liability as of December 31, 2014.

As discussed above, the Road Home contract has been, and we expect it to continue to be, audited, investigated, reviewed, and monitored frequently by U.S. federal and state authorities and their representatives. These activities may consume significant management time and effort; further, the contract provides that we are subject to audits for a period after the date of the last payment made under the contract. Findings from any audit, investigation, review, monitoring, or similar activity could subject us to civil and criminal penalties and administrative sanctions from U.S. federal and state authorities, which could substantially adversely affect our reputation, our revenue, our operating results, and the value of our stock.

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

Due in part to the competitive bidding process under which U.S. federal government contracts are awarded, we are at risk of incurring expenses and delays if one or more of our competitors protest contracts awarded to us. Contract protests are becoming more common in our industry and may result in a requirement to resubmit offers for the protested contract or in the termination, reduction, or modification of the awarded contract. It can take many months to resolve contract protests and, in the interim, the contracting U.S. federal agency or department may suspend our performance under the contract pending the outcome of the protest. Even if we prevail in defending the contract award, the resulting delay in the startup and funding of the work under these contracts may adversely affect our operating results.

Moreover, in order to protect our competitive position, we may protest the contract awards of our competitors. This process takes the time and energy of our executives and employees, is likely to divert management’s attention from other important matters, and incurs additional outside expenses.

Our international operations pose additional risks to our profitability and operating results.

We have offices in the United Kingdom, Belgium, China, India and Canada, among others, and expect to continue to have international operations and offices. We have opened other foreign offices, either directly or through acquisitions, some of which are in under-developed countries that do not have a well-established business infrastructure. We also perform work in some countries where we do not have a physical office. Some of the countries in which we work have a history of political instability or may expose our employees and subcontractors to physical danger. Expansion into new geographic regions requires considerable management and financial resources, the expenditure of which may negatively impact our results, and we may never see any return on our investment. Our operations are subject to risks associated with operating in, and selling to and in, countries other than the United States, including, but not limited to:

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

As our work with international clients grows, certain of our revenues and costs are increasingly denominated in other currencies. Where such revenues and costs are denominated in other currencies, they are translated to U.S. dollars for financial reporting purposes. Our revenues and profits may decrease as a result of currency fluctuations. We currently have two forward contract agreements (“hedges”) related to our operations in Europe. We recognize changes in the fair-value of the hedges in our results of operations. As we continue to implement our international growth strategy, we may increase the number, size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. We cannot be sure that our hedges will be successful in reducing the risks to us of our exposure to foreign currency fluctuations and, in fact, the hedges may adversely affect our operating results.

As we develop new services, clients and practices, enter new lines of business, and focus more of our business on providing a full range of client solutions, our operating risks increase.

As part of our corporate strategy, we are attempting to leverage our research and advisory services to sell a full range of services across the life cycle of a policy, program, project, or initiative, and we are regularly searching for ways to provide new services to clients. In addition, we plan to extend our services to new clients, into new lines of business, and into new geographic locations. As we focus more on implementation and improvement; attempt to develop new services, clients, practice areas and lines of business; open new offices; and do business in new geographic locations, those efforts could be unsuccessful and adversely affect our results of operations.

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

Because we provide services to a wide array of both government and commercial clients, occasions arise where, due to actual, potential, or perceived conflicts of interest or business conflicts, we cannot perform work for which we are qualified. A number of our contracts contain limitations on the work we can perform for others, such as, for example, when we are assisting a government agency or department in developing regulations or enforcement strategies. Actual, potential, and perceived conflicts limit the work we can do and, consequently, can limit our growth and adversely affect our operating results. In addition, if we fail to address actual or potential conflicts properly, or even if we simply fail to recognize a perceived conflict, we may be in violation of our existing contracts, may otherwise incur liability, and may lose future business for not preventing the conflict from arising, and our reputation may suffer. Particularly as we grow our commercial business, we anticipate that conflicts of interest and business conflicts will pose a greater risk.

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

We have been subject to claims, and are likely to be subject to future claims, that the intellectual property we use in delivering services and business solutions to our clients infringes upon the intellectual property rights of others. Our employees develop much of the intellectual property that we use to provide our services and business solutions to our clients, but we also acquire or obtain rights to use intellectual property through mergers or acquisitions of other companies, engage third parties to assist us in the development of intellectual property and license technology from other vendors. If our vendors, our employees or third parties assert claims that we or our clients are infringing on their intellectual property, we could incur substantial costs to defend those claims, even if we prevail. In addition, if any of these infringement claims are ultimately successful, we could be required to:

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

We store and process increasingly large amounts of confidential information concerning our employees, customers and vendors, as well as confidential information on behalf of our customers (such as information regarding applicants in programs on which we perform services through our contractual relationships with customers). Therefore, we must ensure that we are at all times compliant with the various privacy laws, rules, and regulations in all of the countries within which we are operating. These laws, rules, and regulations can vary significantly from country to country, with many being more onerous than those in the United States. The risk of failing to comply with these laws, rules, and regulations increases as we continue to expand globally. Moreover, we must ensure that all of our vendors who have access to such information also have the appropriate privacy policies, procedures and protections in place.

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

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of December 31, 2014, goodwill and purchased intangibles accounted for approximately 62% and 7%, respectively, of our total assets. Under U.S. generally accepted accounting principles (“GAAP”), we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. Although we have to date determined that such assets have not been impaired, future events or changes in circumstances that result in an impairment of goodwill or other intangible assets would have a negative impact on our profitability and operating results.

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

As a result of our acquisitions we have incurred substantial debt in the past. As of December 31, 2014, we had an aggregate of $350.1 million of outstanding indebtedness under a credit facility that will mature in May 2019. Subject to the limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future. Our ability to pay interest and repay the principal for our indebtedness is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and other factors discussed in this section. If we are unable to comply with the terms of our financing agreements or obtain additional required financing, this could ultimately result in a significant adverse effect on our financial results and the value of our stock. Among other things, our debt could:

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

We lease our offices and do not own any real estate. As of December 31, 2014, we leased approximately 330,000 square feet of office space at our corporate headquarters at 9300/9302 Lee Highway, Fairfax, Virginia (in the Washington, D.C. metropolitan area) through December 2022 (the “Fairfax Offices”). The Fairfax Offices house a portion of our operations and almost all of our corporate functions, including most of our staff within executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts.

As of December 31, 2014, we had leases in place for approximately 1.4 million square feet of office space in more than 70 office locations throughout the United States and around the world, with various lease terms expiring over the next 12 years. As of December 31, 2014, approximately 4,000 square feet of the space we leased was subleased to other parties. We believe that our current office space and other office space we expect to be able to lease, will meet our needs for the next several years. Lastly, a portion of our operations staff is housed at client-provided facilities, pursuant to the terms of a number of our client contracts.

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

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “ICFI.” The high and low sales prices of our common stock for each quarter for the two years 2014 and 2013 are as follows:

	Sales Price Per Share (in dollars)
	High	Low
2014 Fourth Quarter	$42.48	$30.33
2014 Third Quarter	$36.59	$30.75
2014 Second Quarter	$40.95	$33.92
2014 First Quarter	$44.34	$32.85
2013 Fourth Quarter	$36.29	$32.18
2013 Third Quarter	$36.00	$31.33
2013 Second Quarter	$31.90	$24.91
2013 First Quarter	$27.84	$22.34

Holders

As of February 20, 2015, there were 40 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

Dividends

We have neither declared nor paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2009 through December 31, 2014, with the cumulative total return on (i) the NASDAQ Composite, (ii) the Russell 2000 stock index, (iii) our previous peer group, which we used for our Annual Report on Form 10-K for the year 2013, composed of other governmental and commercial service providers: Booz Allen Hamilton Holding Corporation; CACI International Inc.; CBIZ, Inc.; CRA International, Inc.; Exponent Inc.; FTI Consulting, Inc.; Huron Consulting Group Inc.; IHS Inc.; ManTech International Corporation; Maximus, Inc.; Navigant Consulting, Inc.; NCI, Inc.; Resources Connection Inc.; Sapient Corporation; and Tetra Tech, Inc. (the “Old Peer Group”) and (iv) a new peer group composed of other governmental and commercial service providers: The Advisory Board Company; Booz Allen Hamilton Holding Corporation; CACI International Inc.; CBIZ, Inc.; CDI Corporation; Convergys Corporation; The Corporate Executive Board Company; CRA International, Inc.; Exponent Inc.; FTI Consulting, Inc.; Gartner, Inc.; GP Strategies Corporation; Huron Consulting Group Inc.; IHS Inc.; Leidos Holdings, Inc.; ManTech International Corporation; Maximus, Inc.; Navigant Consulting, Inc.; NCI, Inc.; Resources Connection Inc.; Sapient Corporation; Science Applications International Corporation (SAIC); Tetra Tech, Inc.; Unisys Corporation; and VSE Corporation (the “New Peer Group”). As part of the annual process of reviewing our peer group, management ensures that the selected companies remain aligned with our evolving business strategy. Due to our recent acquisitions of Olson, Mostra, and CityTech, we have broadened our services and increased our activity in certain market areas, particularly those related to technology. As a result, we believe the companies selected for the New Peer Group better reflect our current mix of services. The Old and New Peer Groups exclude Dynamics Research Corporation since it was acquired during 2014. The comparison below assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

	Year Ended December 31,
	2010	2011	2012	2013	2014
ICF International, Inc.	$95.97	$92.46	$87.46	$129.51	$152.91
NASDAQ Composite	117.61	118.70	139.00	196.83	223.74
Russell 2000 Index	126.86	121.56	141.43	196.34	205.95
Old Peer Group	109.29	111.64	121.74	164.06	184.52
New Peer Group	107.87	105.71	118.21	169.50	185.49

 Recent Sales of Unregistered Securities

During the three months ended December 31, 2014, we issued the following securities that were not registered under the Securities Act of 1933, as amended (“Securities Act”). No underwriters were involved in the following issuances of securities.

(a) Issuances of Common Stock:

For the three months ended December 31, 2014, a total of 4,670 shares of unregistered common stock, valued at an aggregate of $180,721 were issued to five directors of the Company on October 1, 2014 and December 31, 2014 for director-related compensation.

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

Purchases of Equity Securities by Issuer

The following table summarizes our share repurchase activity for the three months ended December 31, 2014:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 – October 31	—	$—	—	$5,243,929
November 1 – November 30	566	$37.25	—	$5,243,929
December 1 – December 31	—	$—	—	$5,243,929
Total	566	$37.25	—

(a)

The total number of shares purchased during the three months ended December 31, 2014 represents 566 shares purchased from employees for an aggregate cost of $21,083 to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of restricted stock units in accordance with our applicable long-term incentive plan. These shares are not part of our publicly-announced share repurchase plan discussed further in footnote (b) below.

(b)

Our Board of Directors approved a share repurchase plan effective in November 2013 and expiring in November 2015, authorizing us to repurchase in the aggregate up to $35.0 million of our outstanding common stock. During the three months ended December 31, 2014, we did not repurchase any shares under this program.

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(in thousands, except per share amounts)
Statement of Earnings Data:
Gross Revenue	$1,050,134	$949,303	$937,133	$840,775	$764,734
Direct costs	654,946	591,516	583,195	520,522	476,187
Operating costs and expenses:
Indirect and selling expenses	302,020	272,387	263,878	240,964	218,526
Depreciation and amortization	13,369	11,238	9,789	10,258	10,275
Amortization of intangible assets	10,437	9,477	14,089	9,550	12,326
Operating Income	69,362	64,685	66,182	59,481	47,420
Interest expense	(4,254)	(2,447)	(3,946)	(2,747)	(3,903)
Other (expense) income	(958)	(12)	(325)	26	165
Income before income taxes	64,150	62,226	61,911	56,760	43,682
Provision for income taxes	24,120	22,896	23,836	21,895	16,511
Net income	$40,030	$39,330	$38,075	$34,865	$27,171

Earnings per share (“EPS”):
Basic	$2.04	$1.99	$1.94	$1.77	$1.40
Diluted	$2.00	$1.95	$1.91	$1.75	$1.38
Weighted-average shares:
Basic	19,608	19,755	19,663	19,684	19,375
Diluted	19,997	20,186	19,957	19,928	19,626

	(Unaudited)
	(in thousands)
Other Operating Data:
Service revenue(1)	$774,394	$709,774	$705,295	$619,806	$569,047
EBITDA(2)	93,168	85,400	90,060	79,289	70,021
Adjusted EBITDA(2)	98,626	86,303	90,736	80,971	70,021
Adjusted EPS(3)	2.19	1.98	1.93	1.80	1.38

	As of December 31,
	2014	2013	2012	2011	2010
	(in thousands)
Consolidated balance sheet data:
Cash	$12,122	$8,953	$14,725	$4,097	$3,301
Net working capital	85,186	76,124	91,671	96,257	77,688
Total assets	1,110,340	700,914	709,721	694,615	572,819
Long-term debt	350,052	40,000	105,000	145,000	85,000
Total stockholders’ equity	500,689	474,091	428,750	393,028	352,733

(1)

Service revenue represents gross revenue less subcontractor and other direct costs such as third-party materials and travel expenses. Service revenue is not a recognized term under U.S. GAAP and does not purport to be an alternative to revenue as a measure of operating performance. Service revenue is a measure used by us to evaluate our margins for services performed and, therefore, we believe it is useful to investors. We generally expect the ratio of direct costs as a percentage of revenue to increase when our own labor decreases relative to subcontractor labor or outside consultants. A reconciliation of gross revenue to service revenue follows:

	Year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Gross revenue	$1,050,134	$949,303	$937,133	$840,775	$764,734
Subcontractor and other direct costs	(275,740)	(239,529)	(231,838)	(220,969)	(195,687)
Service revenue	$774,394	$709,774	$705,295	$619,806	$569,047

(2)

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

EBITDA and adjusted EBITDA are not recognized terms under U.S. GAAP and do not purport to be an alternative to net income as a measure of operating performance, or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures used by other companies. EBITDA and adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, capital expenditures, and debt service. We have a revolving line of credit that includes covenants based on EBITDA, subject to certain adjustments. A reconciliation of net income to EBITDA and adjusted EBITDA follows:

	Year ended December 31,
	2014	2013	2012	2011	2010
	(In thousands)
Net income	$40,030	$39,330	$38,075	$34,865	$27,171
Other expense (income)	958	12	325	(26)	(165)
Interest expense	4,254	2,447	3,946	2,747	3,903
Provision for income taxes	24,120	22,896	23,836	21,895	16,511
Depreciation and amortization	23,806	20,715	23,878	19,808	22,601
EBITDA	93,168	85,400	90,060	79,289	70,021
Acquisition-related expenses	2,243	903	676	1,682	—
Special charges related to severance for staff realignment	1,931	—	—	—	—
Special charges related to office closures	1,284	—	—	—	—
Adjusted EBITDA	$98,626	$86,303	$90,736	$80,971	$70,021

(3)

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

	Year ended December 31,
	2014	2013	2012	2011	2010

Diluted EPS	$2.00	$1.95	$1.91	$1.75	$1.38
Acquisition-related expenses, net of tax	0.07	0.03	0.02	0.05	—
Special charges related to severance for staff realignment, net of tax	0.06	—	—	—	—
Special charges related to office closures, net of tax	0.04	—	—	—	—
Foreign currency loss related to office closure, net of tax	0.02	—	—	—	—
Adjusted EPS	$2.19	$1.98	$1.93	$1.80	$1.38

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW AND OUTLOOK

We provide management, technology, and policy consulting and implementation services to government and commercial clients. We help our clients conceive, develop, implement, and improve solutions that address complex business, natural resource, social, technological, and public safety issues. Our services primarily address three key markets: energy, environment, and infrastructure; health, social programs, and consumer/financial; and public safety and defense. We provide services across these three markets that deliver value throughout the entire life cycle of a policy, program, project, or initiative, from strategy, concept analysis and design through implementation/execution, evaluation, and, when applicable, ongoing support and improvement/innovation.

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

Our major clients are federal government departments and agencies. Our federal government clients have included every cabinet-level department, most significantly HHS, DOS, and DoD. U.S. federal government clients generated approximately 51%, 58%, and 60% of our revenue in 2014, 2013, and 2012, respectively. State and local government clients generated approximately 10% of our revenue in 2014, 9% of our revenue in 2013 and 10% of our revenue in 2012. International government clients generated approximately 9%, 5%, and 3% of our revenue in 2014, 2013, and 2012, respectively.

We also serve a variety of commercial clients, primarily in aviation, energy, health, retail and financial services industries, including airlines, airports, electric and gas utilities, oil companies, hospitals and health-related companies, banks and other financial services companies, travel and hospitality, non-profits/associations, law firms, manufacturing, retail, and distribution. Our commercial clients, which include clients outside the United States, generated approximately 30%, 28%, and 27% of our revenue in 2014, 2013, and 2012, respectively. We have successfully worked with many of our clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

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

In 2014, we saw growth in commercial client revenue, international government revenue, and U.S. state and local government revenue, while U.S. federal government revenue declined. Gross revenue increased to $1,050.1 million representing an increase of approximately 10.6% for the year ended December 31, 2014 compared to the prior year period. Operating income increased 7.2% to $69.4 million, and net income increased 1.8% to $40.0 million for the year ended December 31, 2014 compared to the prior year period. During 2014, we recorded expenses related to improving our cost structure and operations including approximately $1.9 million for severance costs related to the staff realignment announced in the second quarter of 2014. We also incurred charges totaling approximately $1.8 million as a result of closing certain international offices, which includes approximately $0.5 million of realized foreign currency translation losses. In addition, severe weather experienced by our operations on the east coast of the United States negatively impacted our first quarter revenue and operating income by approximately $4.0 million to $5.0 million and approximately $1.6 million to $2.0 million, respectively.

We anticipate that our recent acquisitions will contribute to the continued diversification of our revenue sources, consistent with our growth strategy. During 2014, we acquired three companies, Olson, Mostra and CityTech. See “Acquisitions and Business Combinations” for a more detailed discussion of these acquisitions. The acquisition of Olson, a leading provider of marketing technology and digital services, was significant and was completed on November 5, 2014. The aggregate purchase price of approximately $296.4 million in cash, which includes the estimated working capital adjustment required by the Agreement and Plan of Merger (the “Merger Agreement”), was funded by our Fourth Amended and Restated Business Loan and Security Agreement (the “Credit Facility”). We modified the Credit Facility on November 5, 2014 to increase the available commitments from $400.0 million to $500.0 million, giving effect to the $100.0 million available under the accordion, and to reinstate the borrowing capacity under the accordion for an additional $100.0 million. Due to the increased level of debt outstanding under our Credit Facility, applicable interest rates, as determined by the pricing matrices in the agreement, increased approximately one percentage point following the acquisition. As a result of the acquisitions of Olson, Mostra and CityTech, we expect our concentration of business to both commercial clients and within the health, social programs, and consumer/financial market will continue to grow as a percentage of our total revenue.

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues in our key markets due to heightened concerns about clean energy and energy efficiency; health promotion, treatment, and cost control; and ever-present homeland security threats. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements across the program life cycle in our three key markets, and to complete and successfully integrate additional acquisitions. In our three markets, we will continue to focus on building scale in vertical and horizontal domain expertise; developing business with both our government and commercial clients; and replicating our business model geographically throughout the world. In doing so, we will continue to evaluate acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers including top-line legislative constraints on federal government discretionary spending that limit expenditure growth through 2021. Actions by Congress could result in a delay or reduction to our revenue, profit, and cash flow and could have a negative impact on our business and results of operations; however, we believe we are well positioned in markets that have been, and will continue to be, priorities to the federal government.

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

Our results of operations and cash flow may vary significantly from quarter to quarter depending on a number of factors, including, but not limited to:

•	progress of contract performance;

•	extraordinary economic events and natural disasters;

•	number of billable days in a quarter;

•	timing of client orders;

•	timing of award fee notices;

•	changes in the scope of contracts;

•	variations in purchasing patterns under our contracts;

•	federal and state government and other clients’ spending levels;

•	timing of billings to, and payments by, clients;

•	timing of receipt of invoices from, and payments to, employees and vendors;

•	commencement, completion, and termination of contracts;

•	strategic decisions we make, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, and changes in business strategy;

•	timing of significant costs and investments (such as bid and proposal costs and the costs involved in planning or making acquisitions);

•	our contract mix and use of subcontractors;

•	additions to, and departures of, staff;

•	changes in staff utilization;

•	paid time off taken by our employees;

•	level and cost of our debt;

•	changes in accounting principles and policies; and/or

•	general market and economic conditions.

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

•

Cost-Based Contracts. Revenue under cost-based contracts is recognized as costs are incurred. Applicable estimated profit, if any, is included in earnings in the proportion that incurred costs bear to total estimated costs. Incentives, award fees, or penalties related to performance are also considered in estimating revenue and profit rates based on actual and anticipated awards, taking into consideration factors such as the Company’s prior award experience and communications with the customer regarding performance.

•

Fixed-Price Contracts. Revenue for fixed-price contracts is recognized when earned, generally as work is performed. Services performed vary from contract to contract and are not always uniformly performed over the term of the arrangement. We recognize revenue in a number of different ways on fixed-price contracts, including:

•

Proportional Performance: Revenue on certain fixed-price contracts is recorded each period based upon certain contract performance measures (labor hours, labor costs, or total costs) incurred, expressed as a proportion of a total project estimate. Thus, labor hours, labor costs, or total contract costs incurred to date are compared with the total estimate for these items at completion. Performance is based on the ratio of the incurred hours or costs to the total estimate. Progress on a contract is monitored regularly to ensure that revenue recognized reflects project status. When hours or costs incurred are used as the basis for revenue recognition, the hours or costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client. Clients are obligated to pay as services are performed, and in the event that a client cancels the contract, payment for services performed through the date of cancellation is negotiated with the client.

•

Contractual Outputs: Revenue on certain fixed-price contracts is recognized based upon outputs completed to date expressed as a percentage of total outputs required in the contract or based upon units delivered to the customer multiplied by the contract-defined unit price.

•

Straight-Line: When services are performed or are expected to be performed consistently throughout an arrangement, or when we are compensated on a retainer or fixed-fee basis and thus regardless of level of effort, revenue is recognized ratably over the period benefited.

•

Completed Contract: Revenue and costs on certain fixed-price contracts are recognized at completion if the final act is so significant to the arrangement that value is deemed to be transferred only at completion.

Revenue recognition requires us to use judgment relative to assessing risks, estimating contract revenue and costs or other variables, and making assumptions for scheduling and technical issues. Due to the size and nature of many of our contracts, the estimation of revenue and estimates at completion can be complicated and are subject to many variables. Contract costs include labor, subcontractor costs, and other direct costs, as well as an allocation of allowable indirect costs. At times, we must also make assumptions regarding the length of time to complete the contract because costs include expected increases in wages, prices for subcontractors, and other direct costs. From time to time, facts develop that require us to revise our estimated total costs or hours and thus the associated revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. A provision for the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. As a result, operating results could be affected by revisions to prior accounting estimates.

Our contractual arrangements are evaluated to assess whether revenue should be recognized on a gross versus net basis. Management’s assessment when determining gross versus net revenue recognition is based on several factors such as whether we serve as the primary service provider, have autonomy in selecting subcontractors, or have credit risk; all of which are primary indicators that we serve as the principal to the transaction and revenue is recognized on a gross basis. When such indicators are not present and we are primarily functioning as an agent under an arrangement, revenue is recognized on a net basis.

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

We may proceed with work based upon client direction prior to the completion and signing of formal contract documents. We have a review process for approving any such work. Revenue associated with such work is recognized only when it can reliably be estimated and realization is probable. We base our estimates on a variety of factors, including previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract.

Goodwill and Other Intangible Assets

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired less liabilities assumed based upon their respective fair values, with the excess recorded as goodwill. Goodwill represents the excess of costs over the fair value of assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment.

We perform our annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, we have concluded that the Company is one reporting unit. For the annual impairment review as of September 30, 2014, a two-step goodwill impairment test was performed, which includes a comparison of the fair value of the reporting unit to the carrying value. If the estimated fair value of the reporting unit is less than the carrying value, a second calculation is required to measure the amount of goodwill impairment loss to be recognized for that reporting unit, if any.

We estimate the fair value of our one reporting unit using a market-based approach, which includes certain premiums. We conduct a market comparison in which we assess implied control premiums paid in excess of market price in acquisitions of publicly-traded companies occurring within the past four years of our review. In our comparison, we take into consideration the market, industry, geographic location, and other relevant information of such companies in order to identify companies similar to us. The implied control premiums for each of the acquisitions considered are calculated by comparing the enterprise values of the target companies one month prior to the transaction to their purchase prices on an enterprise value basis. Based on an analysis of the implied control premiums for the four-year period, we select an appropriate control premium based on these factors and apply it to our implied enterprise value derived from our market capitalization as of the impairment test date. We view premiums paid in excess of market price to be derived from potential synergies and benefits gained as a result of the acquisition and, accordingly, we believe the inclusion of these premiums in our determination of fair value is appropriate.

Based upon management’s most recent review, we determined that the estimated fair value of our one reporting unit was not less than the carrying value and that no goodwill impairment charge was required as of September 30, 2014. Historically, we have recorded no goodwill impairment charges.

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

Stock-based Compensation

On June 4, 2010, our stockholders ratified the ICF International, Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), which was adopted by us on March 8, 2010. The Omnibus Plan provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to officers, key employees, and non-employee directors. On June 7, 2013, our stockholders ratified an amendment (the “Amendment”) to the Omnibus Plan (the “Amended Plan”). The Amendment allows us to grant an additional 1.75 million shares under the Omnibus Plan, for a total of approximately 3.55 million shares. Under the Amended Plan, shares awarded that are not stock options or stock appreciation rights are counted as 1.93 shares deducted from the Amended Plan for every one share delivered under those awards. Shares awarded that are stock options or stock appreciation rights are counted as a single share deducted from the Amended Plan for every one share delivered under those awards. Options and RSUs generally have a vesting term of three or four years. As of December 31, 2014, we had approximately 1.6 million shares available to grant under the Amended Plan.

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

The Company also grants awards of unregistered shares to its non-employee directors under its Annual Equity Election program which replaced the previous restricted stock awards program. The awards are issued from the Company’s treasury stock and have no impact on the shares available for grant under the Omnibus Plan.

We recognized total compensation expense relating to stock-based compensation of $13.4 million, $11.9 million, and $8.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. We recognize stock-based compensation expense on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation expense is based on the estimated fair value of these instruments and the estimated number of shares we ultimately expect will vest. Non-employee director awards do not include vesting conditions and therefore are expensed when issued. The fair value of stock options, restricted stock awards, RSUs and non-employee director awards is estimated based on the fair value of a share of common stock at the grant date. We treat CSRSUs as liability-classified awards, and therefore account for them at fair value estimated based on the closing price of our stock at the reporting date.

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

Recent Accounting Pronouncements

New accounting standards are discussed in “Note B—Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

SELECTED KEY METRICS

The following table shows our revenue from each of our three key markets as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market.

	Year ended December 31,
	2014	2013	2012
Energy, environment, and infrastructure	38%	39%	39%
Health, social programs, and consumer/financial	52%	49%	47%
Public safety and defense	10%	12%	14%
Total	100%	100%	100%

The increase in health, social programs and consumer/financial revenue as a percent of total revenue, for the year ended December 31, 2014, compared to the year ended December 31, 2013, is primarily attributable to the acquisitions of Olson, Mostra and CityTech.

Our primary clients are the agencies and departments of the federal government and commercial clients. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Year ended December 31,
	2014	2013	2012
U.S. federal government	51%	58%	60%
U.S. state and local government	10%	9%	10%
International government	9%	5%	3%
Government	70%	72%	73%
Commercial	30%	28%	27%
Total	100%	100%	100%

The decrease in U.S. federal government revenue and the increase in commercial and international government revenue as a percent of total revenue, for the year ended December 31, 2014, compared to the year ended December 31, 2013, is primarily attributable to the acquisitions of Olson, Mostra, and CityTech.

Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us strong client relationships. In 2014, 2013, and 2012, approximately 86%, 86%, and 87% of our revenue, respectively, was from prime contracts.

Contract mix

Our contract mix varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Year ended December 31,
	2014	2013	2012
Time-and-materials	47%	52%	49%
Fixed-price	34%	29%	30%
Cost-based	19%	19%	21%
Total	100%	100%	100%

The increase in fixed-price contracts revenue as a percent of total revenue and the decrease in time-and-materials contracts revenue as a percent of total revenue, for the year ended December 31, 2014, compared to the year ended December 31, 2013, is primarily due to the increase in fixed-price contracts from the acquisitions of Olson and Mostra.

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

Fixed-price contracts. Under fixed-price contracts, we perform specific tasks for a pre-determined price. Compared to time-and-materials and cost-based contracts, fixed-price contracts involve greater financial risk because we bear the full impact of labor and non-labor costs that exceed our estimates, in terms of costs per hour, number of hours, and all other costs of performance in return for the full benefit of any cost savings. We therefore may generate more or less than the targeted amount of profit or, perhaps, incur a loss.

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

ACQUISITIONS AND BUSINESS COMBINATIONS

A key element of our growth strategy is to pursue acquisitions. In 2014, we added Mostra, CityTech and Olson; in 2013, we added ECA; and in 2012, we added Symbiotic and GHK.

Olson. On November 5, 2014, we completed the acquisition of Olson, a leading provider of marketing technology and digital services based in Minneapolis, Minnesota. The aggregate purchase price of approximately $296.4 million in cash, which includes the estimated working capital adjustment required by the Merger Agreement, was funded by our Credit Facility. As contemplated by the Merger Agreement, Olson became our wholly-owned subsidiary. The acquisition expands our existing digital technology and strategic communications work and strengthens our ability to bring more integrated solutions to an expanded client base including multi-channel marketing initiatives across web, mobile, email, social, print, broadcast and off-premise platforms.

The acquisition was accounted for under the purchase method. The preliminary allocation of the total purchase price to the tangible and intangible assets and liabilities of Olson is based on management’s preliminary estimate of fair value as of the acquisition date and is subject to revision until the purchase price adjustments and valuations of intangible assets and goodwill are finalized, which will occur prior to November 5, 2015. We engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $289.9 million. We have allocated approximately $225.1 million to goodwill and $64.8 million to other intangible assets. The goodwill recorded as part of the acquisition primarily reflects the value of providing an established platform to leverage our existing digital interactive technologies and domain expertise, synergies expected to arise from providing end-to-end customer solutions to a combined client-base across all channels, as well as any intangible assets that do not qualify for separate recognition. The weighted average amortization period for the amount allocated to other intangible assets in total is 9.6 years from the acquisition date. The intangible assets consist of approximately $60.3 million of customer-related intangibles that are being amortized over 10.2 years from the acquisition date, $3.9 million of marketing-related intangibles that are being amortized over 1.2 years from the acquisition date, and $0.6 million of technology intangibles that are being amortized over 6.2 years from the acquisition date. Olson was a stock purchase for tax purposes; therefore, goodwill and amortization of other intangibles created via this acquisition are not deductible for income tax purposes. For the year ended December 31, 2014, Olson contributed net revenues of $23.0 million and net earnings of $2.2 million, excluding transaction-related acquisition costs of $1.6 million, as well as interest expense, amortization of intangible assets resulting from the acquisition, stock-based compensation expense, corporate allocations and integration costs. See “Note F—Business Combinations” of our “Notes to Consolidated Financial Statements” appearing in this Annual Report on Form 10-K for a more detailed discussion of this acquisition.

Mostra. In February 2014, we completed the acquisition of Mostra, a strategic communications consulting company based in Brussels, Belgium. Mostra offers end-to-end, multichannel communications solutions to assist government and commercial clients, in particular the European Commission. The acquisition extends our strategic communications capabilities globally to complement our policy work and enhance our strategy of providing a full suite of services that leverage our research and advisory services.

CityTech. In March 2014, we acquired CityTech, a Chicago-based digital interactive consultancy specializing in enterprise applications development, web experience management, mobile application development, cloud enablement, managed services, and customer experience management solutions. The acquisition adds expertise to our content management capabilities and complements our digital and interactive business.

ECA. In July 2013, we hired the staff of, and purchased certain assets and liabilities from, ECA, an e-commerce technology services firm based in New York, New York. The addition of ECA enhanced our multi-channel, end-to-end e-commerce solutions. In connection with the acquisition, we recorded a contingent consideration payable reflected in other long-term liabilities at the estimated fair value of $2.8 million at December 31, 2013. The fair value of the contingent liability was reduced to zero in the first quarter of 2014 and the change in the fair value measurement of $2.8 million was recorded as a reduction to indirect and selling expenses. We are no longer required to pay contingent consideration to ECA, as the parties mutually agreed to the release of this potential obligation in the third quarter of 2014.

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

Consolidated Statement of Earnings

Years Ended December 31, 2014, 2013, and 2012

(dollars in thousands)

	Year Ended December 31,						Year to Year Change
	2014	2013	2012	2014	2013	2012	2013 to 2014		2012 to 2013
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
Gross Revenue	$1,050,134	$949,303	$937,133	100.0%	100.0%	100.0%	$100,831	10.6%	$12,170	1.3%
Direct Costs	654,946	591,516	583,195	62.4%	62.3%	62.2%	63,430	10.7%	8,321	1.4%
Operating Costs and Expenses
Indirect and selling expenses	302,020	272,387	263,878	28.7%	28.7%	28.2%	29,633	10.9%	8,509	3.2%
Depreciation and amortization	13,369	11,238	9,789	1.3%	1.2%	1.1%	2,131	19.0%	1,449	14.8%
Amortization of intangible assets	10,437	9,477	14,089	1.0%	1.0%	1.5%	960	10.1%	(4,612)	(32.7)%

Total Operating Costs and Expenses	325,826	293,102	287,756	31.0%	30.9%	30.8%	32,724	11.2%	5,346	1.9%

Operating Income	69,362	64,685	66,182	6.6%	6.8%	7.0%	4,677	7.2%	(1,497)	(2.3)%
Other Expense
Interest expense	(4,254)	(2,447)	(3,946)	(0.4)%	(0.3)%	(0.4)%	(1,807)	73.8%	1,499	(38.0)%
Other expense	(958)	(12)	(325)	(0.1)%	—	—	(946)	7,883.3%	313	(96.3)%

Income Before Income Taxes	64,150	62,226	61,911	6.1%	6.5%	6.6%	1,924	3.1%	315	0.5%
Provision for Income Taxes	24,120	22,896	23,836	2.3%	2.4%	2.5%	1,224	5.3%	(940)	(3.9)%

Net Income	$40,030	$39,330	$38,075	3.8%	4.1%	4.1%	$700	1.8%	$1,255	3.3%
Foreign currency translation adjustments, net of tax	(1,491)	251	(436)	(0.1)%	0.1%	(0.1)%	(1,742)	(694.0)%	687	(157.6)%
Comprehensive Income, net of tax	$38,539	$39,581	$37,639	3.7%	4.2%	4.0%	$(1,042)	(2.6)%	$1,942	5.2%

Year ended December 31, 2014, compared to year ended December 31, 2013

Gross Revenue. Revenue for the year ended December 31, 2014, was $1,050.1 million, compared to $949.3 million for the year ended December 31, 2013, representing an increase of $100.8 million or 10.6%. The increase in revenue is due to the 7.1% increase in government revenue, as well as the 19.5% increase in revenue from commercial clients. The increase in government revenue is primarily attributable to international government revenue from the acquisition of Mostra, as well as revenue generated from U.S. state and local government clients. The increase in revenue from commercial clients is primarily driven by growth in digital interactive program revenues from the Olson and CityTech acquisitions, as well as energy and healthcare related program revenues. The growth in government and commercial revenue was partially offset by a decline in U.S. federal government revenue, largely driven by a decline in the public safety and defense market and the impact of severe weather experienced by our operations on the east coast of the United States in the first quarter of 2014. We estimate the impact of the severe weather on first quarter revenues to be approximately $4.0 million to $5.0 million. We anticipate we will continue to see revenue growth from our commercial and international government clients during fiscal year 2015.

Direct Costs. Direct costs for the year ended December 31, 2014, were $654.9 million compared to $591.5 million for the year ended December 31, 2013, an increase of $63.4 million or 10.7%. The increase in direct costs is primarily attributable to the acquisition of Olson, Mostra and CityTech. Direct costs as a percent of revenue of 62.4% for the year ended December 31, 2014 were consistent with direct costs as a percent of revenue of 62.3% for the year ended December 31, 2013.

Changes in the mix of services and other direct costs provided under our contracts can result in variability in our direct costs as a percentage of revenue. For example, when we perform work in the area of implementation, we expect that more of our services will be performed in client-provided facilities and/or with dedicated staff. Such work generally has a higher proportion of direct costs than much of our current research and advisory work, and we anticipate that higher utilization of such staff will decrease indirect expenses. In addition, to the extent we are successful in winning larger contracts, our own labor services component could decrease because larger contracts typically are broader in scope and require more diverse capabilities, potentially resulting in more subcontracted labor, more other direct costs, and lower margins. Although these factors could lead to a higher ratio of direct costs as a percentage of revenue, the economics of these larger jobs are nonetheless generally favorable because they increase income, broaden our revenue base, and have a favorable return on invested capital.

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2014, were $302.0 million compared to $272.4 million for the year ended December 31, 2013, an increase of $29.6 million or 10.9%. Indirect and selling expenses include our management, facilities, and infrastructure costs for all employees, as well as salaries and wages, including stock-based compensation provided to employees whose compensation and other benefit costs are included in indirect and selling expenses, plus associated fringe benefits, not directly related to client engagements. The increase in indirect and selling expenses is primarily attributable to the Olson, Mostra and CityTech acquisitions. This increase was partially offset by a decrease in non-labor expense, driven by a reduction in the fair value of contingent consideration related to the acquisition of ECA of $2.8 million, as further described in “Note L—Fair Value Measurement” in the “Notes to Consolidated Financial Statements.” Indirect and selling expenses were 28.7% as a percent of revenue for the years ended December 31, 2014 and December 31, 2013.

Depreciation and amortization. Depreciation and amortization was $13.4 million for the year ended December 31, 2014, compared to $11.2 million for the year ended December 31, 2013. Depreciation and amortization includes depreciation of property and equipment and the amortization of the costs of software we use internally. The increase in depreciation and amortization of 19.0% was primarily due to an increase in expenses for assets acquired in the latter part of 2013 related to opening new offices, as well as the acquisition of Olson and Mostra.

 Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2014, was $10.4 million compared to $9.5 million for the year ended December 31, 2013. The 10.1% increase was primarily due to amortization resulting from the Olson, Mostra and CityTech acquisitions, partly offset by lower amortization of intangible assets related to acquisitions in prior years.

Operating Income. For the year ended December 31, 2014, operating income was $69.4 million compared to $64.7 million for the year ended December 31, 2013, an increase of $4.7 million or 7.2%. Operating income as a percent of revenue decreased to 6.6% for the year ended December 31, 2014, from 6.8% for the year ended December 31, 2013. During fiscal year 2014, operating income includes actions taken to improve our cost structure and operations including $1.9 million for severance costs and $1.3 million as a result of closing certain international offices. Operating income also includes $2.2 million of acquisition costs, approximately $2.7 million of losses incurred on projects acquired as part of our acquisition of ECA, and approximately $1.6 million to $2.0 million of losses due to severe weather experienced by our operations on the east coast of the United States. The negative margin impact of these items were partially offset by a change in the fair value of contingent consideration in the amount of $2.8 million related to the acquisition of ECA, and the positive impact on operating income from the Olson, Mostra and CityTech acquisitions.

Interest expense. For the year ended December 31, 2014, interest expense was $4.3 million, compared to $2.4 million for the year ended December 31, 2013. This increase was driven by a higher average debt balance during the year ended December 31, 2014, primarily due to borrowings to fund the acquisitions of Olson, Mostra and CityTech, and an increase in the applicable interest rates under our Credit Facility due to the increased level of debt outstanding.

Other expense. Other expense was $1.0 million for the year ended December 31, 2014 primarily due to the reclassification of $0.5 million of foreign currency translation losses from accumulated other comprehensive loss into earnings as a result of closing one of our international offices.

Provision for Income Taxes. The effective income tax rate for the year ended December 31, 2014, and December 31, 2013, was 37.6% and 36.8%, respectively. The rate increase is primarily related to non-deductible acquisition costs and other expenses offset by favorable adjustments resulting from the true-up of our 2013 tax provision to our U.S. federal and foreign tax return filings, state tax credits, and non-taxable income. Our effective tax rate, including state and foreign taxes net of federal benefit, for the year ended December 31, 2014, was lower than the statutory tax rate for the year primarily due to the true-up of our 2013 tax provision, non-taxable income, foreign and state tax credits partially offset by permanent differences related to acquisition costs and other expenses not deductible for tax purposes.

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

LIQUIDITY AND CAPITAL RESOURCES

Credit Facility. On May 16, 2014, we entered into our Credit Facility with a syndication of 11 commercial banks. We amended our Credit Facility to allow for borrowing in foreign currencies and to enter into local financial arrangements for our foreign subsidiaries. The amendment also extended the term of our Credit Facility from March 14, 2017 to May 16, 2019 (five years from the closing date). The amended Credit Facility continued to allow for borrowings of up to $400.0 million without a borrowing base requirement, taking into account financial, performance-based limitations and provided for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. On November 5, 2014, the Company modified the Credit Facility to increase the available commitments from $400.0 million to $500.0 million, giving effect to the $100.0 million available under the accordion, and to reinstate the borrowing capacity under the accordion for an additional $100.0 million. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. We incurred approximately $1.2 million in additional debt issuance costs during fiscal year 2014 related to amending and modifying our Credit Facility, which are amortized over the term of the agreement.

The Credit Facility is collateralized by substantially all of our assets and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in our Credit Facility, require, among other things, that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of December 31, 2014, we were in compliance with our covenants under our Credit Facility.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.40% to 4.25% during 2014.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. As of December 31, 2014, we had $350.1 million borrowed under our revolving line of credit and outstanding letters of credit of $4.4 million, resulting in unused borrowing capacity of $145.5 million on our Credit Facility (excluding the accordion), which is available for our working capital needs and for other purposes. Taking into account certain financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $140.1 million under our Credit Facility.

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

Financial Condition. There were several changes in our balance sheet during the year ended December 31, 2014. Cash increased to $12.1 million on December 31, 2014, from $9.0 million on December 31, 2013. Long-term debt increased to $350.1 million on December 31, 2014, from $40.0 million on December 31, 2013, primarily due to our acquisitions of Olson, Mostra and CityTech. Accounts receivable, net, increased $55.2 million compared to December 31, 2013, and days-sales-outstanding increased to 74 days on December 31, 2014, as compared to 72 days on December 31, 2013. The increase in accounts receivable was due primarily to the Olson acquisition. Excluding the Olson acquisition, days-sales-outstanding on December 31, 2014 was 73 days. Goodwill and other intangible assets increased $268.9 million and $64.5 million, respectively, due to the acquisitions of Olson, Mostra and CityTech during the year ended December 31, 2014. Accounts payable increased $20.2 million and days-payables-outstanding increased from 52 days as of December 31, 2013 to 58 days as of December 31, 2014 primarily due to the acquisition of Olson. Excluding the Olson acquisition, days-payables-outstanding on December 31, 2014 was 54 days. Treasury stock increased $28.4 million primarily due to stockholder buybacks under our share repurchase plan. The $1.5 million increase in accumulated other comprehensive loss was primarily driven by the devaluation of the Euro as compared to the U.S. dollar.

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

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. Cash was $12.1 million and $9.0 million on December 31, 2014 and 2013, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the following years.

	Year ended December 31,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$79,160	$80,813	$87,761
Net cash used in investing activities	(360,845)	(18,924)	(23,535)
Net cash provided by (used in) financing activities	285,858	(68,131)	(52,642)
Effect of exchange rate changes on cash	(1,004)	470	(956)
Increase (decrease) in cash	$3,169	$(5,772)	$10,628

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash in each of the years 2014, 2013, and 2012 of $79.2 million, $80.8 million, and $87.8 million, respectively. Cash flows from operating activities for 2014 were positively impacted by net income, accounts payable and accrued salaries and benefits partially offset by income tax receivable and payable, contract receivables and deferred revenue. Cash flows from operating activities for 2013 were positively impacted by net income, income tax receivable and payable and accrued salaries and benefits partially offset by prepaid and other assets. Cash flows from operating activities for 2012 were positively impacted by net income and contract receivables, partially offset by accrued salaries and benefits and income tax receivable and payable.

Our cash flow used in investing activities consists primarily of capital expenditures and acquisitions. During the year ended 2014, we paid approximately $347.9 million for business acquisitions, net of cash acquired, and purchased capital assets totaling $13.0 million. During the year ended 2013, we paid approximately $4.8 million for business acquisitions, net of cash acquired, and purchased capital assets totaling $14.2 million. During the year ended 2012, we paid approximately $10.0 million for business acquisitions, net of cash acquired, and purchased capital assets totaling $13.6 million.

Our cash flow from financing activities consists primarily of debt and equity transactions. For the year ended 2014, cash flow used in financing activities was primarily due to net advances on our Credit Facility of $310.1 million, primarily as a result of acquisitions, and share repurchases under our share repurchase plan of $24.4 million. For the year ended 2013, cash flow used in financing activities was primarily due to a net pay down on the Credit Facility of $65.0 million, and share repurchases under our share repurchase plan of $5.4 million. For the year ended 2012, cash flow used in financing activities was primarily due to a net pay down on the Credit Facility of $40.0 million, and share repurchases under our share repurchase plan of $10.5 million.

OFF-BALANCE SHEET ARRANGEMENTS

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

As of December 31, 2014, we had 10 outstanding letters of credit provided for under our Credit Facility with a total value of $4.4 million primarily related to deposits to support our facility leases.

The following table summarizes our contractual obligations as of December 31, 2014 that require us to make future cash payments. For contractual obligations, we include payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Rent of facilities	$271,571	$35,337	$67,646	$63,005	$105,583
Operating lease obligations	2,026	876	881	269	—
Long-term debt obligation (1)	387,399	8,536	17,095	361,768	—
Total	$660,996	$44,749	$85,622	$425,042	$105,583

(1) Represents the obligation for principal and variable interest payments related to the Credit Facility assuming the principal amount outstanding and interest rates at December 31, 2014 remain fixed through maturity. These assumptions are subject to change in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under the Credit Facility, and, to a lesser extent, foreign exchange rate risk.

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

Our exposure to market risk includes changes in interest rates for borrowings under the Credit Facility. These borrowings accrue interest at variable rates. Based upon our borrowings under this facility in 2014, a 1% increase in interest rates would have increased interest expense by approximately $1.6 million and would have decreased our annual pre-tax cash flow by a comparable amount.

As a result of conducting business in currencies other than the U.S. dollar and our international operations where transactions are in currencies other than the U.S. dollar, we are subject to market risk with respect to adverse fluctuations in currency exchange rates. In general, our currency risk is mitigated largely by matching costs with revenues in a given currency, however, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase. In addition, we currently have two hedges in place to mitigate our foreign exchange risk related to our operations in Europe; however, there is some risk that revenue and profits will be affected by foreign currency exchange fluctuations. We do not use derivative instruments for trading or speculative purposes.

We use a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue. During the year ended December 31, 2014, approximately 12% of our revenue was generated from our international operations based on the location to which a contract was awarded. As a result, a 10% increase or decrease in the value of the U.S. dollar against all currencies would have an estimated impact on revenue of approximately 1%, or $13 million, a portion of which would be offset by expenses incurred in local currency. Actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure. As of December 31, 2014, we held approximately $10.1 million in cash in foreign bank accounts to be utilized on behalf of our foreign subsidiaries, thereby partially mitigating foreign currency conversion risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of ICF International, Inc. and subsidiaries are provided in Part IV in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2014. The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears on page F-2 of this Form 10-K.

This assessment excluded the internal control over financial reporting of Olson, which was acquired on November 5, 2014. Olson’s total assets and revenues represented 6% and 2%, respectively, of the related consolidated financial statement amounts for the Company as of and for the year ended December 31, 2014. Total assets for Olson are based on the preliminary purchase price allocation excluding amounts for goodwill and other intangibles assets.

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

Changes in Internal Control Over Financial Reporting. There were no changes in the Company’s internal control over financial reporting during the fourth quarter of 2014, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item will be included in our Proxy Statement for the 2015 Annual Meeting of Stockholders (the “2015 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2015 Proxy Statement and is incorporated herein by reference.

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

2.2	Agreement and Plan of Merger by and among OCO Holdings, Inc., ICF International, Inc., ICF 2014 Merger Corp. and OCO Rep Services LLC, dated as of October 21, 2014.*(1)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-137975), filed October 13, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed April 22, 2009).

4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A (File No. 333-134018), filed September 12, 2006).

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

10.14

Fourth Amended and Restated Business Loan and Security Agreement by and among ICF International, Inc., ICF Consulting Group, Inc., and various other subsidiaries of ICF International, Inc. as Borrowers, and a group of Lenders for which Citizens Bank of Pennsylvania, acted as Administrative Agent and RBS Citizens, N.A. and PNC Capital Markets, LLC, acted in the capacity of joint lead arrangers and joint book running managers, dated May 16, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 21, 2014).

10.15	First Modification to Fourth Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated as of November 5, 2014.*

10.16

Deed of Lease by and between Hunters Branch Leasing, LLC and ICF Consulting Group, Inc., effective April 1, 2010 (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K, filed March 11, 2010).

21.0	Subsidiaries of the Registrant.*

23.1	Consent of Grant Thornton LLP.*

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*

31.2	Certificate of the Principal Financial and Accounting Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from the ICF International, Inc. Annual Report on Form 10-K for the year ended December 31, 2014 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements. *

(1)

Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2015	ICF INTERNATIONAL, INC.

	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUDHAKAR KESAVAN	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2015
Sudhakar Kesavan

/s/ JAMES MORGAN	Chief Financial Officer (Principal Financial Officer)	February 27, 2015
James Morgan

/s/ PHILLIP ECK	Controller (Principal Accounting Officer)	February 27, 2015
Phillip Eck

/s/ EILEEN O’SHEA AUEN	Director	February 27, 2015
Eileen O’Shea Auen

/s/ EDWARD H. BERSOFF	Director	February 27, 2015
Dr. Edward H. Bersoff

/s/ SRIKANT M. DATAR	Director	February 27, 2015
Dr. Srikant M. Datar

/s/ CHERYL GRISÉ	Director	February 27, 2015
Cheryl Grisé

/s/ LESLYE KATZ	Director	February 27, 2015
Leslye Katz

/s/ S. LAWRENCE KOCOT	Director	February 27, 2015
S. Lawrence Kocot

/s/ PETER SCHULTE	Director	February 27, 2015
Peter Schulte

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ICF International, Inc.

We have audited the accompanying consolidated balance sheets of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICF International, Inc., and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2015 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

McLean, Virginia

February 27, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

ICF International, Inc.

We have audited the internal control over financial reporting of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of OCO Holdings, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets and revenues constituting 6 and 2 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014. As indicated in Management’s Report, OCO Holdings, Inc. was acquired during 2014. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of OCO Holdings, Inc.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2014, and our report dated February 27, 2015 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

McLean, Virginia

February 27, 2015

ICF International, Inc., and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share amounts)

December 31,	2014	2013
Assets
Current Assets
Cash	$12,122	$8,953
Contract receivables, net	260,254	205,062
Prepaid expenses and other	10,338	7,847
Income tax receivable	5,715	4,482
Total current assets	288,429	226,344
Total property and equipment, net	43,241	30,214
Other assets:
Goodwill	687,778	418,839
Other intangible assets, net	76,707	12,239
Restricted cash	1,478	1,864
Other assets	12,707	11,414
Total Assets	$1,110,340	$700,914

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$65,755	$45,544
Accrued salaries and benefits	56,314	45,994
Accrued expenses and other current liabilities	42,308	32,256
Deferred revenue	31,554	20,282
Deferred income taxes	7,312	6,144
Total Current Liabilities	203,243	150,220
Long-term Liabilities:
Long-term debt	350,052	40,000
Deferred rent	19,997	12,912
Deferred income taxes	27,886	10,780
Other	8,473	12,911
Total Liabilities	609,651	226,823
Commitments and Contingencies
Stockholders’ Equity
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 21,035,654 and 20,617,270 shares issued; and 19,430,154 and 19,764,634 shares outstanding as of December 31, 2014, and December 31, 2013, respectively	21	21
Additional paid-in capital	267,206	250,698
Retained earnings	285,937	245,907
Treasury stock	(49,994)	(21,545)
Accumulated other comprehensive loss	(2,481)	(990)
Total Stockholders’ Equity	500,689	474,091
Total Liabilities and Stockholders’ Equity	$1,110,340	$700,914

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

Years ended December 31,	2014	2013	2012
Gross Revenue	$1,050,134	$949,303	$937,133
Direct Costs	654,946	591,516	583,195
Operating costs and expenses
Indirect and selling expenses	302,020	272,387	263,878
Depreciation and amortization	13,369	11,238	9,789
Amortization of intangible assets	10,437	9,477	14,089

Total operating costs and expenses	325,826	293,102	287,756

Operating Income	69,362	64,685	66,182
Interest expense	(4,254)	(2,447)	(3,946)
Other expense	(958)	(12)	(325)

Income Before Income Taxes	64,150	62,226	61,911
Provision for Income Taxes	24,120	22,896	23,836

Net Income	$40,030	$39,330	$38,075

Earnings per Share:
Basic	$2.04	$1.99	$1.94
Diluted	$2.00	$1.95	$1.91

Weighted-average Common Shares Outstanding:
Basic	19,608	19,755	19,663
Diluted	19,997	20,186	19,957
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(1,491)	251	(436)
Comprehensive income, net of tax	$38,539	$39,581	$37,639

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

							Accumulated
			Additional				Other
Years ended December 31, 2014, 2013	Common Stock		Paid-in	Retained	Treasury Stock		Comprehensive
and 2012	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
January 1, 2012	19,792	$20	$227,577	$168,502	95	$(2,266)	$(805)	$393,028

Net income	—	—	—	38,075	—	—	—	38,075
Other comprehensive loss	—	—	—	—	—	—	(436)	(436)
Equity compensation	—	—	8,770	—	—	—	—	8,770
Exercise of stock options	11	—	78	—	—	—	—	78
Issuance of shares pursuant to vesting of restricted stock units	231	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(475)	—	33	—	517	(11,602)	—	(11,569)
Tax impact of stock option exercises and award vesting	—	—	804	—	—	—	—	804

December 31, 2012	19,559	$20	$237,262	$206,577	612	$(13,868)	$(1,241)	$428,750

Net income	—	—	—	39,330	—	—	—	39,330
Other comprehensive income	—	—	—	—	—	—	251	251
Equity compensation	—	—	8,786	—	—	105	—	8,891
Exercise of stock options	159	1	3,102	—	—	—	—	3,103
Issuance of shares pursuant to vesting of restricted stock units	294	—	—	—	(5)	—	—	—
Net payments for stock issuances and buybacks	(247)	—	335	—	246	(7,782)	—	(7,447)
Tax impact of stock option exercises and award vesting	—	—	1,213	—	—	—	—	1,213

December 31, 2013	19,765	$21	$250,698	$245,907	853	$(21,545)	$(990)	$474,091

Net income	—	—	—	40,030	—	—	—	40,030
Other comprehensive income	—	—	—	—	—	—	(1,491)	(1,491)
Equity compensation	—	—	10,680	—	—	328	—	11,008
Exercise of stock options	85	—	1,831	—	—	—	—	1,831
Issuance of shares pursuant to vesting of restricted stock units	333	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(753)	—	454	—	753	(28,777)	—	(28,323)
Tax impact of stock option exercises and award vesting	—	—	3,543	—	—	—	—	3,543

December 31, 2014	19,430	$21	$267,206	$285,937	1,606	$(49,994)	$(2,481)	$500,689

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years ended December 31,	2014	2013	2012
Cash Flows from Operating Activities
Net income	$40,030	$39,330	$38,075
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	272	112	336
Deferred income taxes	4,071	2,434	13,621
Non-cash equity compensation	11,008	8,891	8,770
Depreciation and amortization	23,806	20,715	23,878
Deferred rent	2,685	2,606	3,594
Other adjustments, net	(3,015)	1,972	793
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables	(2,464)	233	12,129
Prepaid expenses and other assets	(1,743)	(3,633)	(533)
Accounts payable	9,424	390	3,164
Accrued salaries and benefits	4,286	3,753	(4,198)
Accrued expenses	683	(1,091)	2,229
Deferred revenue	(2,099)	(2,407)	(2,638)
Income tax receivable and payable	(6,453)	6,749	(10,451)
Restricted cash	387	150	(807)
Other liabilities	(1,718)	609	(201)

Net Cash Provided by Operating Activities	79,160	80,813	87,761

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(12,974)	(14,161)	(13,561)
Payments for business acquisitions, net of cash received	(347,871)	(4,763)	(9,974)

Net Cash Used in Investing Activities	(360,845)	(18,924)	(23,535)

Cash Flows from Financing Activities
Advances from working capital facilities	733,032	139,215	172,270
Payments on working capital facilities	(422,980)	(204,215)	(212,270)
Debt issue costs	(1,245)	—	(1,955)
Proceeds from exercise of options	1,831	3,103	78
Tax benefits of stock option exercises and award vesting	3,543	1,213	804
Net payments for stockholder issuances and buybacks	(28,323)	(7,447)	(11,569)

Net Cash Provided by (Used in) Financing Activities	285,858	(68,131)	(52,642)

Effect of Exchange Rate Changes on Cash	(1,004)	470	(956)

Increase (Decrease) in Cash	3,169	(5,772)	10,628

Cash, beginning of period	8,953	14,725	4,097
Cash, end of period	$12,122	$8,953	$14,725

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$2,728	$2,459	$3,243
Income taxes	$24,335	$13,670	$20,377
Non-cash investing and financing transactions:
Fair value of contingent consideration payable in connection with acquisition	$—	$2,842	$—

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

Nature of Operations

The Company provides management, technology, and policy professional services in the areas of energy, environment, and infrastructure; health, social programs, and consumer/financial; and public safety and defense. The Company’s major clients are U.S. federal government departments and agencies, most significantly Department of Health and Human Services (“HHS”), Department of State and Department of Defense. We also serve U.S. state and local government departments and agencies; international governments; and commercial clients worldwide, such as airlines, airports, electric and gas utilities, oil companies, hospitals and health-related companies, banks and other financial services companies, travel and hospitality, non-profits/associations, law firms, manufacturing, retail, and distribution. The Company offers a full range of services to these clients, including strategy, analysis, program management, and information technology solutions that combine experienced professional staff, industry and institutional knowledge, and analytical methods.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 55 offices in the United States and over 15 offices in key markets outside the United States, including offices in the United Kingdom, Belgium, China, India and Canada.

Reclassifications

Certain amounts in the 2013 and 2012 consolidated financial statements have been reclassified to conform to the current year presentation.

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

•

Cost-Based Contracts. Revenue under cost-based contracts is recognized as costs are incurred. Applicable estimated profit, if any, is included in earnings in the proportion that incurred costs bear to total estimated costs. Incentives, award fees, or penalties related to performance are also considered in estimating revenue and profit rates based on actual and anticipated awards, taking into consideration factors such as the Company’s prior award experience and communications with the customer regarding performance.

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

•

Straight-Line: When services are performed or are expected to be performed consistently throughout an arrangement, or when we are compensated on a retainer or fixed-fee basis and thus regardless of level of effort, revenue is recognized ratably over the period benefited.

•

Completed Contract: Revenue and costs on certain fixed-price contracts are recognized at completion if the final act is so significant to the arrangement that value is deemed to be transferred only at completion.

Revenue recognition requires us to use judgment relative to assessing risks, estimating contract revenue and costs or other variables, and making assumptions for scheduling and technical issues. Due to the size and nature of many of our contracts, the estimation of revenue and estimates at completion can be complicated and are subject to many variables. Contract costs include labor, subcontractor costs, and other direct costs, as well as an allocation of allowable indirect costs. At times, we must also make assumptions regarding the length of time to complete the contract because costs include expected increases in wages, prices for subcontractors, and other direct costs. From time to time, facts develop that require us to revise our estimated total costs or hours and thus the associated revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. A provision for the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. As a result, operating results could be affected by revisions to prior accounting estimates.

Our contractual arrangements are evaluated to assess whether revenue should be recognized on a gross versus net basis. Management’s assessment when determining gross versus net revenue recognition is based on several factors such as whether we serve as the primary service provider, have autonomy in selecting subcontractors, or have credit risk; all of which are primary indicators that we serve as the principal to the transaction and revenue is recognized on a gross basis. When such indicators are not present and we are primarily functioning as an agent under an arrangement, revenue is recognized on a net basis.

The approximate percentage of revenue by contract type was as follows:

	Year ended December 31,
	2014	2013	2012
Time-and-materials	47%	52%	49%
Fixed-price	34%	29%	30%
Cost-based	19%	19%	21%
Total	100%	100%	100%

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

The Company may proceed with work based upon client direction prior to the completion and signing of formal contract documents. We have a review process for approving any such work. Revenue associated with such work is recognized only when it can reliably be estimated and realization is probable. The Company bases its estimates on a variety of factors, including previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract.

Approximately 61%, 67%, and 70% of the Company’s revenue for the years 2014, 2013, and 2012, respectively, were derived under prime contracts and subcontracts with agencies and departments of the U.S. federal government and state and local governments. For the years ending December 31, 2014, 2013, and 2012, our largest client was HHS, the various branches of which accounted for approximately 17% or $182.3 million, 18% or $173.7 million, and 19% or $180.1 million, respectively, of the Company’s revenue. The accounts receivable due from HHS contracts as of December 31, 2014 and 2013 were approximately $14.5 million and $11.8 million, respectively.

The Company’s international operations offer services to both commercial and non-U.S. government customers. Revenue is attributed to location based on the geographic areas to which a contract is awarded. The Company’s international revenue as a percentage of total revenue was approximately 12%, 9%, and 7% for the years ended December 31, 2014, 2013 and 2012.

Cash and Cash Equivalents

The Company considers cash on deposit and all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents.

Restricted Cash

The Company has restricted cash representing amounts held in escrow accounts and/or not readily available due to contractual restrictions.

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

Goodwill and Other Intangible Assets

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired less liabilities assumed based upon their respective fair values, with the excess recorded as goodwill. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives must be amortized over such lives and reviewed for impairment.

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

Capitalized Software

The Company capitalizes eligible costs to develop enhancements and upgrades to internal-use software that are incurred subsequent to the preliminary project stage. Amortization expense is recorded on a straight-line basis over the expected economic life, typically five years. During the years ended December 31, 2014, 2013 and 2012, the costs capitalized for the development of internal- use software were not material to our consolidated financial statements.

Deferred Rent

The Company recognizes rent expense on a straight-line basis over the term of each lease. Lease incentives or abatements received at or near the inception of leases are accrued and amortized ratably over the life of the lease.

Stock-based Compensation

The Company recognizes stock-based compensation expense related to share-based payments to employees, including grants of employee stock options, restricted stock awards, restricted stock units (“RSUs”) and cash-settled restricted stock units (“CSRSUs”), on a straight-line basis over the requisite service period, which is generally the vesting period. Compensation expense is based on the estimated fair value of these instruments and the estimated number of shares we ultimately expect will vest. Non-employee director awards do not include vesting conditions and therefore are expensed when issued.

The fair value of stock options, restricted stock awards, RSUs and non-employee director awards is estimated based on the fair value of a share of common stock at the grant date. The Company has elected to use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. CSRSUs are settled only in cash payments. The cash payment is based on the fair value of the Company’s stock price at the vesting date, calculated by multiplying the number of CSRSUs vested by the Company’s closing stock price on the vesting date. The payment is subject to a maximum payment cap and a minimum payment floor. The Company treats these awards as liability-classified awards, and therefore accounts for them at fair value estimated based on the closing price of the Company’s stock at the reporting date.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents foreign currency translation adjustments arising from the use of differing exchange rates from period to period. The financial positions and results of operations of the Company’s foreign subsidiaries are based on the local currency as the functional currency and are translated to U.S. dollars for financial reporting purposes. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each period-end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments arising from the use of differing exchange rates from period to period are included in accumulated other comprehensive income (loss) in stockholders’ equity. Gains and losses resulting from foreign currency transactions included in operations are not material for any of the periods presented.

The activity included in other comprehensive income (loss) related to foreign currency translation adjustments for each period reported is summarized below:

	Year ended December 31,
	2014	2013	2012
Foreign currency translation adjustments	$(2,017)	$251	$(436)
Realized losses reclassified into earnings(1)	526	—	—
Other comprehensive (loss) income, net of tax	$(1,491)	$251	$(436)

(1)     For the year ended December 31, 2014, amount represents the reclassification of foreign currency translation adjustments from accumulated other comprehensive loss into earnings as a result of closing one of our international offices. Amount is included in the other (expense) income line item in the statements of comprehensive income.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities, are carried at cost, which the Company believes approximates their fair values at December 31, 2014 and 2013, due to their short maturities. The Company believes the carrying value of its lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at December 31, 2014 and 2013. The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820,”) to its assets and liabilities that are required to be measured at fair value pursuant to other accounting standards, including contingent liabilities related to acquisitions and two foreign currency forward contract agreements not eligible for hedge accounting. The impact of the hedge to the consolidated financial statements was immaterial. The additional fair value disclosures are included in “Note L—Fair Value Measurement.”

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

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and contract receivables. The majority of the Company’s cash transactions are processed through one U.S. commercial bank. Cash held domestically in excess of daily requirements is used to reduce any amounts outstanding under the Company’s Credit Facility. As of December 31, 2014 and 2013, the Company held approximately $10.1 million and $5.3 million, respectively, of cash in foreign bank accounts. To date, the Company has not incurred losses related to cash and cash equivalents.

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

NOTE C—CONTRACT RECEIVABLES

Contract receivables consisted of the following at December 31:

	2014	2013
Billed	$162,976	$102,995
Unbilled	90,419	96,243
Retainages	5,788	3,914
Other	2,958	3,663
Allowance for doubtful accounts	(1,887)	(1,753)
Contract receivables, net	$260,254	$205,062

Contract receivables, net of the established allowance, are stated at amounts expected to be realized in future periods. Unbilled receivables result from revenue that has been earned in advance of billing. Unbilled receivables can be invoiced at contractually defined intervals or milestones, as well as upon completion of the contract or government audits. The increase in billed receivables is primarily due to the recent acquisitions of Olson, Mostra and CityTech and the decrease in unbilled receivables is primarily due to the number of days in the related billing cycles at December 31, 2014 compared to December 31, 2013. The Company anticipates that the majority of unbilled receivables will be substantially billed and collected within one year, and therefore, classifies them as current assets in accordance with industry practice.

D—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2014	2013
Leasehold improvements	$19,097	$9,224
Software	31,364	27,677
Furniture and equipment	23,466	17,127
Computers	27,671	25,415
	101,598	79,443
Accumulated depreciation and amortization	(58,357)	(49,229)
Total property and equipment, net	$43,241	$30,214

Depreciation expense for property and equipment for the years ended December 31, 2014, 2013, and 2012, was approximately $13.4 million, $11.2 million, and $9.8 million, respectively.

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2014	2013
Balance as of January 1	$418,839	$410,583
Goodwill resulting from the GHK business combination	—	(101)
Goodwill resulting from the ECA business combination	141	8,357
Goodwill resulting from the Mostra business combination	24,118	—
Goodwill resulting from the CityTech business combination	19,563	—
Goodwill resulting from the Olson business combination	225,117	—
Balance as of December 31	$687,778	$418,839

Other Intangible Assets

Intangible assets are primarily amortized over periods ranging from approximately 1 to 10 years. The weighted-average period of amortization for all intangible assets as of December 31, 2014, is 8.5 years. The customer-related intangible assets related to the business combinations, which consist of customer contracts, backlog, and non-contractual customer relationships, are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The weighted-average period of amortization of the customer-related intangibles is 8.8 years. Intangible assets related to acquired developed technology are being amortized on an accelerated basis over a weighted-average period of 5.3 years. Marketing-related intangible assets are being amortized on a straight-line basis over a weighted-average period of 1.2 years. Other intangibles consisted of the following at December 31:

	2014
	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Customer-related	$118,957	$(46,703)	$72,254
Developed technology	1,538	(494)	1,044
Marketing-related	4,262	(853)	3,409
Total intangible assets	$124,757	$(48,050)	$76,707

	2013
	Gross		Net
	Carrying	Accumulated	Carrying
	Value	Amortization	Value
Customer-related	$58,829	$(47,301)	$11,528
Developed technology	960	(249)	711
Total intangible assets	$59,789	$(47,550)	$12,239

Aggregate amortization expense for the years ended December 31, 2014, 2013, and 2012, was approximately $10.4 million, $9.5 million, and $14.1 million, respectively. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2015	$17,180
2016	12,929
2017	11,298
2018	8,480
2019	6,162
Thereafter	20,658
$76,707

NOTE F—BUSINESS COMBINATIONS

Olson

On November 5, 2014, the Company completed the acquisition of OCO Holdings, Inc. (“Olson”), a leading provider of marketing technology and digital services based in Minneapolis, Minnesota. The aggregate purchase price of approximately $296.4 million in cash, which includes the estimated working capital adjustment required by the Merger Agreement, was funded by the Company’s Credit Facility. As contemplated by the Merger Agreement, Olson became a wholly-owned subsidiary of the Company. The acquisition expands our existing digital technology and strategic communications work and strengthens our ability to bring more integrated solutions to an expanded client base including multi-channel marketing initiatives across web, mobile, email, social, print, broadcast and off-premise platforms.

The acquisition was accounted for under the purchase method. The preliminary allocation of the total purchase price to the tangible and intangible assets and liabilities of Olson is based on management’s preliminary estimate of fair value as of the acquisition date and is subject to revision until the purchase price adjustments and valuations of intangible assets and goodwill are finalized, which will occur prior to November 5, 2015. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $289.9 million. The Company has allocated approximately $225.1 million to goodwill and $64.8 million to other intangible assets. The goodwill recorded as part of the acquisition primarily reflects the value of providing an established platform to leverage the Company’s existing digital interactive technologies and domain expertise, synergies expected to arise from providing end-to-end customer solutions to a combined client-base across all channels, as well as any intangible assets that do not qualify for separate recognition. The weighted average amortization period for the amount allocated to other intangible assets in total is 9.6 years from the acquisition date. The intangible assets consist of approximately $60.3 million of customer-related intangibles that are being amortized over 10.2 years from the acquisition date, $3.9 million of marketing-related intangibles that are being amortized over 1.2 years from the acquisition date, and $0.6 million of technology intangibles that are being amortized over 6.2 years from the acquisition date. Olson was a stock purchase for tax purposes; therefore, goodwill and amortization of other intangibles created via this acquisition are not deductible for income tax purposes. For the year ended December 31, 2014, Olson contributed net revenues of $23.0 million and net earnings of $2.2 million, excluding transaction-related acquisition costs of $1.6 million, as well as interest expense, amortization of intangible assets resulting from the acquisition, stock-based compensation expense, corporate allocations and integration costs.

The preliminary purchase price allocation is summarized as follows (in thousands):

Cash	$8,816
Contract receivables	36,879
Other current and non-current assets	1,512
Property and equipment	15,867
Customer-related intangibles	60,338
Marketing-related intangibles	3,947
Developed technology intangibles	578
Goodwill	225,117
Total Assets	353,054

Accounts payable	9,792
Accrued expenses and other liabilities	12,989
Accrued salaries and benefits	5,157
Deferred revenue	9,742
Deferred taxes and income tax payable	18,984
Total Liabilities	56,664
Net Assets	$296,390

Pro forma Information (Unaudited)

The following unaudited condensed pro forma information presents combined financial information as if the acquisition of Olson had been effective at the beginning of fiscal year 2013. As a result, fiscal year 2014 represents the pro forma results for year two of the acquisition. The pro forma information includes adjustments reflecting changes in the amortization of intangibles, acquisition-related expense, stock-based compensation expense, and interest expense, and records income tax effects as if Olson had been included in the Company’s results of operations. The pro forma information for fiscal year 2014 also includes an adjustment to eliminate $2.6 million of operating income related to the reduction of an Olson contingent liability that was settled as a result of the acquisition.

Year Ended December 31 (in thousands except per share amounts)

	2014	2013
Revenue	$1,167,787	$1,067,511
Operating income	78,518	67,051
Net income	42,461	35,992
Earnings per share:
Basic earnings per share	$2.17	$1.82
Diluted earnings per share	$2.12	$1.78

CityTech

In March 2014, the Company acquired CityTech, Inc. (“CityTech”), a Chicago-based digital interactive consultancy specializing in enterprise applications development, web experience management, mobile application development, cloud enablement, managed services, and customer experience management solutions. The purchase was immaterial to the Company’s financial statements taken as a whole. The acquisition adds expertise to the Company’s content management capabilities and complements its digital and interactive business.

Mostra

In February 2014, the Company completed its acquisition of Mostra SA (“Mostra”), a strategic communications consulting company based in Brussels, Belgium. Mostra offers end-to-end, multichannel communications solutions to assist government and commercial clients, in particular the European Commission. The purchase was immaterial to the Company’s financial statements taken as a whole. The acquisition extends the Company’s strategic communications capabilities globally to complement its policy work and enhance its strategy of providing a full suite of services that leverage its research and advisory services.

ECA

In July 2013, the Company hired the staff of, and purchased certain assets and liabilities from, Ecommerce Accelerator LLC (“ECA”), an e-commerce technology services firm based in New York, New York. In connection with the acquisition, we recorded a contingent consideration payable reflected in other long-term liabilities at the estimated fair value of $2.8 million at December 31, 2013. The fair value of the contingent liability was reduced to zero in the first quarter of 2014 and the change in the fair value measurement of $2.8 million was recorded as a reduction to indirect and selling expenses. We are no longer required to pay contingent consideration to ECA, as the parties mutually agreed to the release of this potential obligation in the third quarter of 2014. The purchase was immaterial to the Company’s financial statements taken as a whole. The addition of ECA enhanced ICF’s multi-channel, end-to-end e-commerce solutions.

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

NOTE G—ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2014	2013
Accrued paid time off (“PTO”) and leave	$10,291	$7,769
Accrued salaries	22,033	18,707
Accrued bonuses, liability-classified awards and commissions	15,451	13,368
Accrued medical	2,514	3,238
Other	6,025	2,912
Total accrued salaries and benefits	$56,314	$45,994

NOTE H—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses consisted of the following at December 31:

	2014	2013
Accrued subcontractor and other direct costs	$26,084	$19,480
Deposits	4,475	3,530
Accrued IT and software licensing costs	3,566	4,173
Accrued insurance premiums	1,646	1,454
Accrued professional services	1,112	1,120
Other accrued expenses and current liabilities	5,425	2,499
Total accrued expenses and other current liabilities	$42,308	$32,256

NOTE I—LONG-TERM DEBT

The Company entered into a Fourth Amended and Restated Business Loan and Security Agreement (the “Credit Facility”) on May 16, 2014 with a syndication of 11 commercial banks. The Company amended the Credit Facility to allow for borrowing in foreign currencies and to enter into local financial arrangements for its foreign subsidiaries. The amendment also extended the term of our Credit Facility from March 14, 2017 to May 16, 2019 (five years from the closing date). The amended Credit Facility continued to allow for borrowings of up to $400.0 million without a borrowing base requirement, taking into account financial, performance-based limitations and provided for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. On November 5, 2014, the Company modified the Credit Facility to increase the available commitments from $400.0 million to $500.0 million, giving effect to the $100.0 million available under the accordion, and to reinstate the borrowing capacity under the accordion for an additional $100.0 million. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. The Company incurred approximately $1.2 million in additional debt issuance costs during 2014 related to amending and modifying the Credit Facility, which are amortized over the term of the agreement.

The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of December 31, 2014, the Company was in compliance with its covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 1.40% to 4.25% during 2014.

As of December 31, 2014, the Company had $350.1 million in long-term debt outstanding, $4.4 million in outstanding letters of credit, and available borrowing capacity of $145.5 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $140.1 million as of December 31, 2014.

The Company’s debt issuance costs are amortized over the term of indebtedness. Amortizable debt issuance costs were $5.8 million and $4.6 million as of December 31, 2014 and 2013, respectively. Accumulated amortization related to debt issuance costs was $3.5 million and $3.1 million, as of December 31, 2014 and 2013, respectively. Amortization expense of $0.5 million, $0.5 million, and $0.6 million was recorded for the years ended December 31, 2014, 2013, and 2012, respectively.

Long-term debt consisted of the following at December 31:

	2014	2013
Revolving Line of Credit/Swing Line. Outstanding borrowings bear daily interest at a base rate (based on the U.S. Prime Rate, which was 3.25% at December 31, 2014 and December 31, 2013, plus a spread) or LIBOR (1, 3, or 6 month rates) plus a spread, payable monthly	$350,052	$40,000

Letters of Credit

At December 31, 2014 and 2013, the Company had outstanding letters of credit totaling approximately $4.4 million and $3.0 million, respectively. These letters of credit are renewed annually.

NOTE J—INCOME TAXES

Income tax expense consisted of the following at December 31:

	2014	2013	2012
Current:
Federal	$13,383	$15,154	$7,730
State	3,151	3,247	1,328
Foreign	3,563	1,651	1,184
	20,097	20,052	10,242
Deferred:
Federal	3,264	2,523	10,977
State	399	323	2,550
Foreign	360	(2)	67
	4,023	2,844	13,594
Income Tax Expense	$24,120	$22,896	$23,836

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Such amounts are classified in the consolidated statements of financial position as current or non-current assets or liabilities based upon the classification of the related assets and liabilities.

Deferred tax assets (liabilities) consisted of the following at December 31:

	2014	2013
Deferred Tax Assets
Current:
Stock option compensation	$319	$503
Allowance for bad debt	789	687
Accrued PTO	1,975	2,647
Accrued bonus	608	524
Foreign tax credits	322	642
Accrued liabilities	1,890	1,474
Total current deferred tax asset	5,903	6,477
Non-current:
Foreign net operating loss (NOL) carry forward	542	513
Federal/state net operating loss (NOL) carry forward	3,447	271
Stock option compensation	3,757	2,237
Deferred rent	5,086	4,096
Deferred compensation	2,823	2,273
Foreign tax credits	2,060	947
State tax credits	1,016	712
Federal tax credits	225	—
Foreign exchange	447	—
Accrued liabilities and other	1,375	2,592
Total non-current deferred tax assets	20,778	13,641
Less: Valuation Allowance	(542)	(513)
Total Deferred Tax Assets	$26,139	$19,605

Deferred Tax Liabilities
Current:
Retention	$(1,899)	$(1,319)
Prepaids	(1,549)	(946)
Payroll taxes	(1,064)	(819)
Unbilled revenue	(8,483)	(9,449)
Other	(219)	(88)
Total current deferred liability	(13,214)	(12,621)
Non-current:
Depreciation	(8,766)	(4,751)
Amortization	(39,318)	(19,022)
Other	(39)	(135)
Total non-current deferred tax liabilities	(48,123)	(23,908)
Total Deferred Tax Liabilities	(61,337)	(36,529)
Total Net Deferred Tax Liability	$(35,198)	$(16,924)

At December 31, 2014 and 2013, the Company had net operating loss (“NOL”) carry-forwards for foreign income taxes of approximately $1.9 million and $1.6 million, respectively, all of which may be carried forward indefinitely.

At December 31, 2014, the Company had NOL carry-forwards for U.S. federal and state income tax purposes of approximately $14 million, which expire in 2034. The Company also had federal tax credits totaling $0.2 million, all of which may be carried forward indefinitely. The Company acquired these NOLs and credits as a result of its purchase of Olson in November 2014. Internal Revenue Code Section 382 imposes an annual limitation on the use of a corporation’s NOLs, tax credits and other carryovers after an “ownership change” occurs.

Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs and credits. In general, the annual limitation is determined by multiplying the value of the corporation’s stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused portion of the annual limitation is available for use in future years until such NOLs are scheduled to expire (in general, NOLs may be carried forward 20 years). The Company presently estimates that it will be able to fully utilize the acquired NOLs and credits prior to their expiration.

At December 31, 2014, the Company had gross state income tax credit carry-forwards of approximately $1.5 million, which expire between 2017 and 2024. A deferred tax asset of approximately $1.0 million (net of federal benefit) has been established related to these state income tax credit carry-forwards as of December 31, 2014.

The need to establish valuation allowances for deferred assets is based on a more-likely-than-not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration has been given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives. The Company concluded that a valuation allowance of approximately $0.5 million is required for tax attributes related to specified foreign jurisdictions as of each of December 31, 2014 and 2013.

Effective January 1, 2009, the Company made no provisions for deferred U.S. income taxes or additional foreign taxes on any unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested. If these earnings were repatriated, in the form of dividends or otherwise, the Company would be subject to U.S. income tax on these earnings. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credit carry forwards would be available to reduce some portion of the U.S. tax liability. The Company has $2.4 million of foreign tax credits available for carry forward related to its foreign branch operations as of December 31, 2014.

On September 13, 2013, the Treasury Department and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of amounts paid to acquire, produce, improve or dispose of tangible personal property. These regulations are generally effective for tax years beginning on or after January 1, 2014. The application of these regulations did not have a material impact on the consolidated financial statements for fiscal year 2014.

The total amount of unrecognized tax benefits as of both December 31, 2014 and 2013, was $0.7 million. Included in the balance as of December 31, 2014 and 2013, were $0.6 million and $0.2 million, respectively, of tax positions that, if recognized, would impact the effective tax rate.

The unrecognized tax benefit reconciliation, excluding penalty and interest, is as follows:

Unrecognized tax benefits at January 1, 2012	$1,061
Increase attributable to tax positions taken during the current period	78
Decrease attributable to lapse of statute of limitations	(48)
Unrecognized tax benefits at December 31, 2012	1,091
Decrease attributable to settlements	(8)
Increase attributable to tax positions taken during a prior period	43
Decrease attributable to lapse of statute of limitations	(424)
Unrecognized tax benefits at December 31, 2013	702
Increase (decrease) in unrecognized tax benefits	—
Unrecognized tax benefits at December 31, 2014	$702

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company had approximately $0.2 million of accrued penalty and interest at both December 31, 2014, and 2013, respectively.

The Company’s 2008 through 2014 tax years remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes. In addition, certain significant state and foreign tax jurisdictions are either currently under examination or remain open under the statute of limitations and subject to examination for the tax years from 2008 to 2014.

Although the Company believes it has adequately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions on federal, state and foreign income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are effectively settled or otherwise resolved. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax positions may decrease by approximately $0.3 million.

The Company’s provision for income taxes differs from the anticipated United States federal statutory rate. Approximate differences between the statutory rate and the Company’s provision are as follows:

	2014	2013	2012
Taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	4.2%	4.2%	4.6%
Foreign tax rate differential and U.S. unrepatriated earnings	(0.6)%	(0.3)%	(0.3)%
Other permanent differences	2.0%	0.7%	0.8%
Prior year tax adjustments and changes in unrecognized tax benefits	(2.3)%	(2.1)%	(0.9)%
Tax credits	(0.7)%	(0.7)%	(0.7)%
	37.6%	36.8%	38.5%

NOTE K—ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

On June 4, 2010, the Company’s stockholders ratified the ICF International, Inc. 2010 Omnibus Incentive Plan (the “Omnibus Plan”), which was adopted by the Company on March 8, 2010. The Omnibus Plan provides for the granting of options, stock appreciation rights, restricted stock, RSUs, performance shares, performance units, CSRSUs, and other stock-based awards to officers, key employees of the Company, and non-employee directors. On June 7, 2013, the Company’s stockholders ratified an amendment (the “Amendment”) to the Omnibus Plan (“the Amended Plan”). The Amendment allowed for the Company to grant an additional 1.75 million shares under the Omnibus Plan, for a total of approximately 3.55 million shares. Under the Amended Plan, shares awarded that are not stock options or stock appreciation rights are counted as 1.93 shares deducted from the Amended Plan for every one share delivered under those awards. Shares awarded that are stock options or stock appreciation rights are counted as a single share deducted from the Amended Plan for every one share delivered under those awards. As of December 31, 2014, the Company had approximately 1.6 million shares available to grant under the Amended Plan. CSRSUs have no impact on the shares available for grant under the Omnibus Plan, and have no impact on the calculated shares used in earnings per share calculations.

Starting in the third quarter of 2013, the Company started granting awards of unregistered shares to its non-employee directors on a quarterly basis under its Annual Equity Election program to replace the previous restricted stock awards program. The awards are issued from the Company’s treasury stock and have no impact on the shares available for grant under the Omnibus Plan.

Options and RSUs generally have a vesting term of three or four years. Restricted stock awards generally have a vesting term of one year. CSRSUs generally have a vesting term of four years.

Total compensation expense relating to stock-based compensation was approximately $13.4 million, $11.9 million, and $8.8 million for the years ended December 31, 2014, 2013, and 2012, respectively. As of December 31, 2014, the total unrecognized compensation expense related to non-vested stock awards totaled approximately $16.4 million. These amounts are expected to be recognized over a weighted-average period of 2.3 years. The unrecognized expense related to CSRSUs totaled approximately $18.8 million at December 31, 2014. These costs are expected to be recognized over a weighted-average period of 3.3 years.

 The assumptions of post-vesting employment termination forfeiture rates used in the determination of fair value of stock awards during calendar year 2014 were based on the Company’s historical average from October 2006 through the 12 months preceding the reporting period. The expected annualized forfeiture rates used varied from 4.51% to 8.68%, and the Company does not expect these termination rates to vary significantly in the future.

Stock Options

Option awards are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. All options outstanding as of December 31, 2014 have a 10-year contractual term. The Company recorded approximately $1.9 million, $1.6 million, and $1.4 million of compensation expense related to stock options for the years ended December 31, 2014, 2013, and 2012, respectively. The fair value assumptions using the Black-Scholes-Merton pricing model for awards in 2014 were 5.1 years for the expected life, 33.0% for historical volatility, and 1.5% for the risk-free rate of return. The fair value assumptions using the Black-Scholes-Merton pricing model for awards in 2013 were 5.4 years for the expected life, 36.8% for historical volatility, and 0.9% for the risk-free rate of return. The fair value assumptions for awards in 2012 were a range of 5.1 to 5.4 years for the expected life, a range of 41.0% to 42.3% for historical volatility, and a range of 0.7% to 1.1% for the risk-free rate of return. At December 31, 2014, unrecognized expense related to stock options totaled approximately $2.4 million, and these costs are expected to be recognized over a weighted average period of 2.2 years.

The following table summarizes the changes in outstanding stock options:

			Aggregate
		Weighted	Intrinsic
		Average	Value
		Exercise	(in
	Shares	Price	thousands)
Outstanding at January 1, 2012	460,653	$20.50
Exercised	(11,521)	$6.73
Granted	203,436	$25.39
Forfeited/Expired	(13,768)	$24.58
Outstanding at December 31, 2012	638,800	$22.21
Exercised	(159,309)	$19.48
Granted	218,707	$27.03
Forfeited/Expired	(3,646)	$24.84
Outstanding at December 31, 2013	694,552	$24.34
Exercised	(85,063)	$21.53
Granted	166,861	$40.68
Forfeited/Expired	(9,426)	$25.53
Outstanding at December 31, 2014	766,924	$28.20	$9,804

Vested plus expected to vest at December 31, 2014	749,645	$28.05	$9,691
Exercisable at December 31, 2014	393,800	$23.78	$6,771

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $40.98 as of December 31, 2014. The total intrinsic value of options exercised was $1.5 million, $2.3 million and $0.2 million for the years ended December 31, 2014, 2013 and 2012, respectively. The weighted average grant date fair value of options granted was $13.00, $9.37 and $9.77 per share for the years ended December 31, 2014, 2013 and 2012, respectively. The fair value of shares vested was $1.8 million, $1.6 million, and $1.0 million, for the years ended December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, the weighted-average remaining contractual term for options vested and expected to vest was 7.3 years, and for exercisable options was 6.2 years.

Information regarding stock options outstanding as of the dates indicated is summarized below:

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
				Weighted
			Number	Average	Weighted	Number	Weighted
			Outstanding	Remaining	Average	Exercisable	Average
Range of			As of	Contractual	Exercise	As of	Exercise
Exercise Prices			12/31/14	Term	Price	12/31/14	Price
$ 9.05	–	$25.00	237,276	5.35	$22.10	232,242	$22.10
$25.01	–	$27.00	155,141	7.04	$25.66	96,885	$25.66
$27.01	–	$28.00	207,646	8.21	$27.03	64,673	$27.03
$28.01	–	$41.00	166,861	9.21	$40.68	—	$—
$9.05	to	$41.00	766,924	7.30	$28.20	393,800	$23.78

Restricted Stock Awards

Compensation expense related to restricted stock awards computed under the fair value method for the years ended December 31, 2013 and 2012, was approximately $0.2 million and $0.8 million, respectively. The Company did not grant restricted stock awards in 2014 and 2013. There was no unrecognized expense related to restricted stock awards as of December 31, 2014. The fair value of shares vested was $0.7 million and $0.8 million, for the years ended December 31, 2013 and 2012, respectively.

A summary of the Company’s restricted stock awards is presented below.

		Weighted-
		Average
		Grant
	Number of	Date Fair
	Shares	Value
Non-vested restricted stock awards at January 1, 2012	34,664	$24.23
Granted	36,139	$22.41
Vested	(34,664)	$24.23
Non-vested restricted stock awards at December 31, 2012	36,139	$22.41
Granted	—	$—
Vested	(30,825)	$22.38
Forfeited	(5,314)	$22.58
Non-vested restricted stock awards at December 31, 2013	—	$—

Restricted Stock Units

During the year ended December 31, 2014, the Company awarded 265,811 RSUs to employees that vest over 4 years. Upon vesting, the employee is issued one share of stock for each RSU he or she holds. The weighted-average grant date fair value of RSUs granted during the year ended December 31, 2014, was $39.48 per share.

Compensation expense related to RSUs computed under the fair value method for the years ended December 31, 2014, 2013, and 2012, was approximately $7.8 million, $8.7 million, and $6.6 million, respectively.

At December 31, 2014, unrecognized expense related to RSUs totaled approximately $14.0 million. These costs are expected to be recognized over a weighted-average period of 2.2 years. The aggregate intrinsic value of RSUs at December 31, 2014 that are expected to vest was approximately $24.8 million. The fair value of shares vested was $8.2 million, $7.0 million, and $5.7 million, for the years ended December 31, 2014, 2013 and 2012, respectively.

A summary of the Company’s RSUs is presented below.

		Weighted-
		Average	Aggregate
		Grant	Intrinsic
	Number of	Date Fair	Value
	Shares	Value	(in thousands)
Non-vested RSUs at January 1, 2012	769,019	$23.67
Granted	374,868	$25.42
Vested	(230,632)	$24.66
Cancelled	(64,664)	$24.24
Non-vested RSUs at December 31, 2012	848,591	$24.32
Granted	229,574	$27.02
Vested	(288,258)	$24.28
Cancelled	(33,719)	$24.86
Non-vested RSUs at December 31, 2013	756,188	$25.13
Granted	265,811	$39.48
Vested	(333,321)	$24.73
Cancelled	(44,791)	$27.33
Non-vested RSUs at December 31, 2014	643,887	$31.10	$26,386
Restricted stock units expected to vest in the future	604,341	$31.10	$24,766

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $40.98 per share as of December 31, 2014.

 Cash-Settled Restricted Stock Units

Compensation expense related to CSRSUs computed under the fair value method for the years ended December 31, 2014 and 2013, was $3.2 million and $1.2 million, respectively. The unrecognized expense related to CSRSUs totaled approximately $18.8 million at December 31, 2014. These costs are expected to be recognized over a weighted-average period of 3.3 years. The aggregate intrinsic value of CSRSUs at December 31, 2014 that are expected to vest was approximately $20.4 million. CSRSUs have no impact on the shares available for grant under the Omnibus Plan.

A summary of the Company’s CSRSUs is presented below.

		Weighted-
		Average	Aggregate
		Grant	Intrinsic
		Date Fair	Value
	Shares	Value	(in thousands)
Non-vested CSRSUs at December 31, 2012	—	$—
Granted	203,115	$27.84
Cancelled	(2,816)	$27.03
Non-vested CSRSUs at December 31, 2013	200,299	$28.23
Granted	416,432	$39.12
Vested	(47,742)	$27.55
Cancelled	(31,870)	$32.12
Non-vested CSRSUs at December 31, 2014	537,119	$36.36	$22,011
CSRSUs expected to vest in the future	497,997	$36.32	$20,408

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $40.98 per share as of December 31, 2014.

Non-Employee Director Awards

During the year ended December 31, 2014, the Company granted 15,872 shares related to non-employee director awards at a weighted-average grant date fair value of $36.08. During the year ended December 31, 2013, the Company granted 5,133 shares related to non-employee director awards at a weighted-average grant date fair value of $35.06. Non-employee director awards are comprised of unregistered shares and have no impact on the shares available for grant under the Omnibus Plan. Compensation expense related to non-employee director awards computed under the fair value method for the years ended December 31, 2014 and 2013 was $0.5 million and $0.2 million, respectively. There was no unrecognized expense related to these awards as of December 31, 2014.

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

Assets and liabilities measured at fair value on a recurring basis on the Company’s consolidated balance sheets at December 31, 2014 consisted primarily of contingent consideration in connection with business combinations.

At December 31, 2013, assets and liabilities measured at fair value on a recurring basis on the Company’s consolidated balance sheet consisted primarily of contingent consideration in connection with the Company’s acquisition of ECA in July 2013 as discussed in “Note F —Business Combinations”. In accordance with the purchase agreement for the ECA transaction, the Company was required to pay consideration in the event that ECA achieved certain specified earnings results during the three fiscal-year end periods post-acquisition, ending December 31, 2015. The fair value measurement of contingent consideration was $2.8 million at December 31, 2013. The fair value of the contingent liability was reduced to zero in the first quarter of 2014 and the change in the fair value measurement of $2.8 million was recorded as a reduction to indirect and selling expenses. The Company determined the fair value of contingent consideration using a discounted cash flow model which included a probability assessment of expected future cash flows related to ECA. The fair value measurement used significant inputs that are not observable in the market and thus, represented a Level 3 fair value measurement. As of December 31, 2014, the Company is no longer required to pay contingent consideration to ECA, as the parties mutually agreed to release the Company of this potential obligation in the third quarter of 2014.

In addition, the Company accounts for forward contract agreements in the consolidated balance sheets as either an asset or liability measured at fair value. The fair value of the hedges at December 31, 2014 and 2013 and the changes in fair value for the years ended December 31, 2014, 2013, and 2012 were immaterial.

NOTE M—EARNINGS PER SHARE

Earnings Per Share

Basic earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting of restricted stock and RSUs. For the years ended December 31, 2014, 2013 and 2012, approximately 151,611, 173,168 and 1,945 anti-dilutive weighted-average shares were excluded from the calculation of EPS because they were anti-dilutive. The dilutive effect of stock options and awards for each period reported is summarized below:

	2014	2013	2012
	(in thousands)
Basic weighted-average shares outstanding	19,608	19,755	19,663
Effect of potential exercise of stock options and unvested restricted stock and RSUs	389	431	294
Diluted weighted-average shares outstanding	19,997	20,186	19,957

 NOTE N—SHARE REPURCHASE PROGRAM

The Company’s Board of Directors approved a share repurchase plan effective in November 2013 and expiring in November 2015, authorizing the Company to repurchase in the aggregate up to $35.0 million of its outstanding common stock. Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended and in accordance with applicable insider trading and other securities laws and regulations. The purchases are funded from existing cash balances and/or borrowings, and the repurchased shares are held in treasury and used for general corporate purposes. The timing and extent to which the Company repurchases its shares will depend upon market conditions and other corporate considerations as may be considered in the Company’s sole discretion.

During the year ended December 31, 2014, the Company repurchased 665,868 shares under this program at an average price of $36.64 per share. Of the $35.0 million approved for share repurchases, approximately $5.2 million remained available as of December 31, 2014.

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

Road Home Contract

Although no legal proceeding has been commenced, the Company has received correspondence from the Office of Community Development of the State of Louisiana, claiming that the Company is responsible for the overpayment of Road Home program grant funds to some grant applicants. The State has also indicated that, as it continues to review homeowner grant calculations, it expects to assert additional demands in the future, increasing the aggregate claim amount. The total claim received by the Company to date is approximately $107.0 million. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of December 31, 2014.

Operating Leases

On March 8, 2010, the Company entered into a new lease that replaced its prior headquarters lease, which was due to expire in October 2012. The new lease was initially for approximately 258,000 square feet, with approximately 72,000 square feet of additional space subsequently added. The lease commenced on April 1, 2010, and will expire on December 31, 2022. Base rent under the agreement is approximately $0.9 million per month with annual escalations fixed at 2.5% per year, yielding a total lease commitment of approximately $150.6 million over the twelve-year term of the lease.

The Company has entered into various other operating leases for equipment and office space. Certain facility leases may contain fixed escalation clauses, certain facility leases require the Company to pay operating expenses in addition to base rental amounts, and nine leases require the Company to maintain letters of credit. Rent expense is recognized on a straight-line basis over the lease term. Rent expense and sub-lease income for operating leases were approximately $35.8 million and less than $0.1 million, respectively, for 2014. Rent expense for operating leases was approximately $36.5 million for 2013. Rent expense and sub-lease income for operating leases were approximately $35.6 million and less than $0.1 million, respectively, for 2012. Future minimum rental payments under all non-cancelable operating leases are as follows:

Year ending December 31,
2015	$36,213
2016	34,925
2017	33,602
2018	32,515
2019	30,759
Thereafter	105,583
$273,597

NOTE P—EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the “Retirement Savings Plan”). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code.

Participants in the Retirement Savings Plan are able to elect to defer up to 70% of their compensation subject to statutory limitations, and were entitled to receive 100% employer matching contributions for the first 3% and 50% for the next 2% of their compensation. Contribution expense related to the Retirement Savings Plan for the years ended December 31, 2014, 2013, and 2012, was approximately $12.3 million, $12.0 million, and $11.8 million, respectively.

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

Employee Stock Purchase Plan

The Company has a 2006 Employee Stock Purchase Plan (“ESPP”) under which one million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions up to $25,000 per calendar year over six-month offering periods at a discount not to exceed 5% of the market value on the date of each purchase period. For the year ended December 31, 2014, 24,748 shares were purchased by employees and 809,851 shares remain available for future issuance. The Company does not recognize compensation expense related to the ESPP.

NOTE Q—SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	2014	2013	2012
Balance at beginning of period	$1,753	$1,448	$1,746
Bad debt expense	272	112	336
Net recoveries (write-offs)	(138)	193	(634)
Balance at end of period	$1,887	$1,753	$1,448

NOTE R—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2014				2013
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Contract revenue	$245,052	$263,860	$264,796	$276,426	$233,921	$241,568	$244,055	$229,759
Operating income	16,650	17,574	18,528	16,610	17,649	17,295	17,154	12,587
Net income	$9,716	$9,998	$11,553	$8,763	$10,112	$10,331	$11,131	$7,756
Earnings per share:
Basic	$0.49	$0.51	$0.59	$0.45	$0.52	$0.52	$0.56	$0.39
Diluted	0.48	0.50	0.59	0.44	0.51	0.52	0.55	0.38
Weighted-average common shares outstanding
Basic	19,804	19,795	19,450	19,409	19,543	19,706	19,802	19,826
Diluted	20,277	20,082	19,713	19,744	19,875	19,996	20,165	20,233