Form 10-Q
period 2015-03-31
ICF International, Inc.
filed 2015-05-08
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 __________________________

FORM 10-Q

 __________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2015

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

As of April 29, 2015, there were 19,525,185 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2015

 PART I. FINANCIAL INFORMATION

Item  1.      Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Current Assets:
Cash	$7,025	$12,122
Contract receivables, net	276,399	260,254
Prepaid expenses and other	11,572	10,338
Income tax receivable	826	5,715
Total current assets	295,822	288,429

Total property and equipment, net of accumulated depreciation of $61,983 and $58,357, as of March 31, 2015 and December 31, 2014, respectively	40,523	43,241
Other assets:
Goodwill	692,454	687,778
Other intangible assets, net	72,392	76,707
Restricted cash	1,445	1,478
Other assets	13,298	12,707
Total Assets	$1,115,934	$1,110,340

Current Liabilities:
Accounts payable	$54,706	$65,755
Accrued salaries and benefits	39,999	56,314
Accrued expenses and other current liabilities	38,047	42,308
Deferred revenue	36,672	31,554
Deferred income taxes	7,594	7,312
Total current liabilities	177,018	203,243

Long-term Liabilities:
Long-term debt	377,299	350,052
Deferred rent	21,116	19,997
Deferred income taxes	24,489	27,886
Other	9,025	8,473
Total Liabilities	608,947	609,651
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 70,000,000 shares authorized; 21,213,939 and 21,035,654 issued; and 19,522,388 and 19,430,154 outstanding as of March 31, 2015 and December 31, 2014, respectively	21	21
Additional paid-in capital	271,313	267,206
Retained earnings	293,837	285,937
Treasury stock	(53,615)	(49,994)
Accumulated other comprehensive loss	(4,569)	(2,481)
Total Stockholders’ Equity	506,987	500,689
Total Liabilities and Stockholders’ Equity	$1,115,934	$1,110,340

The accompanying notes are an integral part of these consolidated financial statements.

 ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2015	2014
Gross Revenue	$273,527	$245,052
Direct Costs	164,569	153,730
Operating costs and expenses:
Indirect and selling expenses	84,833	69,637
Depreciation and amortization	3,848	3,076
Amortization of intangible assets	4,315	1,959
Total operating costs and expenses	92,996	74,672

Operating income	15,962	16,650
Interest expense	(2,564)	(714)
Other expense	(231)	(35)
Income before income taxes	13,167	15,901
Provision for income taxes	5,267	6,185
Net income	$7,900	$9,716

Earnings per Share:
Basic	$0.41	$0.49
Diluted	$0.40	$0.48

Weighted-average Shares:
Basic	19,450	19,804
Diluted	19,838	20,277

Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(2,088)	(347)
Comprehensive income, net of tax	$5,812	$9,369

The accompanying notes are an integral part of these consolidated financial statements.

   ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2015	2014
Cash Flows from Operating Activities
Net income	$7,900	$9,716
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash equity compensation	2,880	3,929
Depreciation and amortization	8,163	5,035
Other adjustments, net	(1,196)	(1,103)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(20,757)	(24,246)
Prepaid expenses and other assets	(1,821)	(1,231)
Accounts payable	(10,336)	616
Accrued salaries and benefits	(16,333)	(12,956)
Accrued expenses	(5,218)	5,903
Deferred revenue	7,855	456
Income tax receivable and payable	4,906	3,271
Other liabilities	615	(1,419)
Net Cash Used in Operating Activities	(23,342)	(12,029)

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(3,309)	(5,658)
Payments for business acquisitions, net of cash received	(1,818)	(57,716)
Net Cash Used in Investing Activities	(5,127)	(63,374)

Cash Flows from Financing Activities
Advances from working capital facilities	122,965	168,516
Payments on working capital facilities	(95,718)	(81,308)
Proceeds from exercise of options	445	1,177
Tax benefits of stock option exercises and award vesting	826	2,435
Net payments for stockholder issuances and buybacks	(3,666)	(3,819)
Net Cash Provided by Financing Activities	24,852	87,001
Effect of exchange rate changes on cash	(1,480)	(347)

(Decrease) increase in Cash	(5,097)	11,251
Cash, beginning of period	12,122	8,953
Cash, end of period	$7,025	$20,204

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$2,822	$550
Income taxes	$1,786	$582

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share amounts)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. The Company reports operating results and financial data in one operating and reportable segment. Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair values at March 31, 2015, due to their short maturities. The Company recognizes activity related to its forward contract agreements at fair value. At March 31, 2015, the impact of the hedges to the consolidated financial statements was immaterial. The Company believes the carrying value of the lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at March 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2015.

Nature of Operations

The Company provides management, technology, and policy consulting and implementation services in the areas of energy, environment, and infrastructure; health, education and social programs; safety and security; and consumer and financial. The Company’s major clients are U.S. federal government departments and agencies, most significantly the Department of Health and Human Services (“HHS”), Department of State (“DOS”) and Department of Defense (“DoD”). The Company also serves U.S. state and local government departments and agencies; non-governmental organizations, international governments, and multilateral institutions; and commercial clients worldwide, such as airlines, airports, electric and gas utilities, oil companies, hospitals and health-related companies, banks and other financial services companies, travel and hospitality, non-profits/associations, law firms, manufacturing, retail, and distribution. The Company offers a full range of services to these clients, from strategy, concept analysis and design through implementation/execution, evaluation, and, when applicable, ongoing support and improvement/innovation.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 55 offices in the U.S. and over 15 offices outside the United States, including offices in the United Kingdom, Belgium, China, India and Canada.

Note 2. Summary of Significant Accounting Policies

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition framework and supersedes almost all existing revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for deciding on the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures. ASU 2014-09 is effective for the Company in the first quarter of 2017 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Early adoption of ASU 2014-09 is not permitted. On April 1, 2015, the FASB proposed a one-year deferral of the effective date of the new revenue recognition standard. The proposal is yet to be ratified. The Company is currently evaluating the impact of adopting ASU 2014-09.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (Subtopic 835-30) which amends the current presentation of debt issuance costs in the financial statements. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts, instead of as an asset. The amendments are to be applied retrospectively and are effective for public business entities for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2015, but early adoption is permitted. The adoption of ASU 2015-03 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Business Combinations

OCO Holdings, Inc. (“Olson”)

On November 5, 2014, the Company completed the acquisition of Olson, a leading provider of marketing technology and digital services based in Minneapolis, Minnesota. As a result of the acquisition, Olson became a wholly-owned subsidiary of the Company. The aggregate purchase price of approximately $298.2 million in cash was funded by the Company’s Credit Facility (as defined in Note 7 below). The acquisition expands the Company’s existing digital technology and strategic communications work and strengthens its ability to bring more integrated solutions to an expanded client base including multi-channel marketing initiatives across web, mobile, email, social, print, broadcast and off-premise platforms. For further discussion of the Olson acquisition, refer to “Note F, Business Combinations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.

The acquisition was accounted for under the purchase method. The preliminary allocation of the total purchase price to the tangible and intangible assets and liabilities of Olson is based on management’s preliminary estimate of fair value as of the acquisition date and is subject to revision until the purchase price adjustments and valuations of intangible assets and goodwill are finalized, which will be completed within a one-year measurement period ending November 5, 2015. Due to the significance of the Olson acquisition, use of the measurement period is necessary to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. During the first quarter of 2015, the Company recorded an increase to goodwill of $5.1 million related to measurement period adjustments to the preliminary purchase price allocation. As of March 31, 2015, the Company has allocated approximately $230.2 million to goodwill resulting from the preliminary purchase price allocation summarized as follows (in thousands):

Cash	$8,816
Contract receivables	36,879
Other current and non-current assets	1,512
Property and equipment	14,462
Customer-related intangibles	60,338
Marketing-related intangibles	3,947
Developed technology intangibles	578
Goodwill	230,202
Total Assets	356,734
Accounts payable	9,792
Accrued expenses and other liabilities	13,001
Accrued salaries and benefits	5,378
Deferred revenue	9,742
Deferred taxes and income tax payable	20,613
Total Liabilities	58,526
Net Assets	$298,208

The results of operations of the Olson acquisition are included in the Company’s consolidated statements of comprehensive income for the three months ended March 31, 2015. The following unaudited condensed pro forma information presents combined financial information as if the acquisition of Olson had been effective at the beginning of fiscal year 2013. The pro forma information includes adjustments reflecting changes in the amortization of intangibles, stock-based compensation expense, and interest expense, and records income tax effects as if Olson had been included in the Company’s results of operations. The pro forma information also includes an adjustment to eliminate $1.9 million of operating income related to the reduction of an Olson contingent liability that was settled as a result of the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of the 2013 (in thousands except per share amounts):

Three Months Ended March 31,
2014
Revenue	$279,204
Operating income	17,950
Net income	9,349
Earnings per share:
Basic earnings per share	$0.47
Diluted earnings per share	$0.46

Mostra SA (“Mostra”)
In February 2014, the Company completed its acquisition of Mostra, a strategic communications consulting company based in Brussels, Belgium. Mostra offers end-to-end, multichannel communications solutions to assist government and commercial clients, in particular the European Commission. The acquisition extends the Company’s strategic communications capabilities globally to complement its policy work and enhance its strategy of providing a full suite of services that leverage its research and advisory services. During the first quarter of 2015, the Company finalized its valuation of the assets acquired and liabilities assumed as a result of the acquisition. The purchase was immaterial to the Company’s financial statements taken as a whole.

CityTech, Inc. (“CityTech”)

In March 2014, the Company acquired CityTech, a Chicago-based digital interactive consultancy specializing in enterprise applications development, web experience management, mobile application development, cloud enablement, managed services, and customer experience management solutions. The acquisition adds expertise to the Company’s content management capabilities and complements its digital and interactive business. During the first quarter of 2015, the Company finalized its valuation of the assets acquired and liabilities assumed as a result of the acquisition. The purchase was immaterial to the Company’s financial statements taken as a whole.

Ecommerce Accelerator LLC (“ECA”)

In July 2013, the Company hired the staff of, and purchased certain assets and liabilities from ECA, an e-commerce technology services firm based in New York, New York. In connection with the acquisition, we recorded a contingent consideration payable at the estimated fair value of $2.8 million at December 31, 2013. The fair value of the contingent liability was reduced to zero in the first quarter of 2014 and the change in the fair value measurement of $2.8 million was recorded as a reduction to indirect and selling expenses. We are no longer required to pay contingent consideration to ECA, as the parties mutually agreed to the release of this potential obligation in the third quarter of 2014. The purchase was immaterial to the Company’s financial statements taken as a whole. The addition of ECA enhanced ICF’s multi-channel, end-to-end e-commerce solutions.

Note 4. Contract Receivables

Contract receivables consisted of the following:

	March 31, 2015	December 31, 2014
Billed	$167,930	$165,934
Unbilled	110,607	96,207
Allowance for doubtful accounts	(2,138)	(1,887)
Contract receivables, net	$276,399	$260,254

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

Note 5. Intangible Assets

Intangible assets consisted of the following:

	March 31, 2015	December 31, 2014
Customer-related	$118,957	$118,957
Developed technology	1,538	1,538
Marketing-related	4,262	4,262
	124,757	124,757
Less: accumulated amortization	(52,365)	(48,050)
Total other intangible assets, net	$72,392	$76,707

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

Road Home Contract

Although no legal proceeding has been commenced, the Company has received correspondence from the Office of Community Development of the State of Louisiana, claiming that the Company is responsible for the overpayment of Road Home program grant funds to some grant applicants. The State has also indicated that, as it continues to review homeowner grant calculations, it expects to assert additional demands in the future, increasing the aggregate claim amount. The total claim received by the Company to date is approximately $113.3 million. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of March 31, 2015.

Note 7. Long-Term Debt

The Company entered into a Fourth Amended and Restated Business Loan and Security Agreement with a syndication of 11 commercial banks on May 16, 2014, which was further modified on November 5, 2014 (the “Credit Facility”). The Credit Facility matures on May 16, 2019 (five years from the closing date). The Credit Facility allows for borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial, performance-based limitations and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of March 31, 2015, the Company was in compliance with its covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.17% to 4.25% for the first three months of 2015.

As of March 31, 2015, the Company had $377.3 million in long-term debt outstanding, $6.2 million in outstanding letters of credit, and unused borrowing capacity of $116.5 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $80.2 million as of March 31, 2015.

Note 8. Accounting for Stock-Based Compensation

The Company recognized stock-based compensation expense of $4.0 million and $3.9 million for the three months ended March 31, 2015 and March 31, 2014, respectively. Unrecognized compensation expense of $21.0 million as of March 31, 2015, related to unvested stock options and unsettled restricted stock units (“RSUs”), is expected to be recognized over a weighted-average period of approximately 2.8 years. The unrecognized compensation expense related to cash-settled RSUs (“CSRSUs”) totaled approximately $21.1 million at March 31, 2015 and is expected to be recognized over a weighted-average period of approximately 3.3 years. During the three months ended March 31, 2015, the Company granted approximately 0.2 million shares in the form of stock-settled RSUs, and granted approximately 0.1 million shares in the form of CSRSUs to its employees.

In the first quarter of 2015, the Company’s Board of Directors approved a performance-based share program (the “Program”) that provides for the issuance of performance shares to its senior management. Under the Program, the number of performance shares that the participant will receive depends on the Company’s achievement of two performance goals during two performance periods. The performance goals under the Program are based on (i) the Company’s compounded annual growth rate in earnings per share (“EPS”) during a performance period from January 1, 2015 through December 31, 2016, and (ii) the Company’s cumulative total shareholder return (“rTSR”) relative to its peer group during a performance period from January 1, 2015 through December 31, 2017. The performance shares will only be eligible to vest following the expiration of the three-year performance period ending on December 31, 2017. Actual shares vested will be subject to both continued employment by the Company (barring certain exceptions) and actual financial measures achieved. The actual number of shares of common stock that will be issued to each participant at the end of the applicable performance period will be determined by multiplying the award by the product of two percentages, one based on the Company’s EPS performance and a second one based on the Company’s rTSR performance, subject to a minimum and maximum performance level. The Company recognizes expense for these awards on a straight-line basis over the performance period based on the estimated fair value of the awards and the estimated number of shares expected to vest. The initial estimate for shares expected to vest is based on target performance and adjusted as appropriate throughout the performance period. The fair value of the awards is estimated on the grant date using a Monte Carlo simulation model due to the relative total shareholder return component.

During the three months ended March 31, 2015, the Company granted approximately 0.1 million performance awards with a grant-date fair value of $44.21 per share. Compensation expense recognized related to performance awards for the three months ended March 31, 2015 was less than $0.1 million. Unrecognized compensation expense related to performance awards of $2.6 million as of March 31, 2015 is expected to be recognized over a weighted-average period of approximately 2.8 years.

As of March 31, 2015, the Company had approximately 1.1 million shares available for grant under its 2010 Omnibus Incentive Plan, as amended. CSRSUs have no impact on the shares available for grant under the 2010 Omnibus Incentive Plan, and have no impact on the calculated shares used in EPS calculations.

Note 9. Income Taxes

The Company’s effective tax rate for the three-month periods ended March 31, 2015 and 2014, was 40.0% and 38.9%, respectively.

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

The Company’s total liability for unrecognized tax benefits as of March 31, 2015 and March 31, 2014 was $0.7 million. Included in the balance as of March 31, 2015 was $0.5 million of tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax benefits may decrease by approximately $0.3 million.

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 10. Earnings Per Share

EPS is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting and settlement of RSUs. Performance awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. The Company’s performance awards outstanding at March 31, 2015 did not meet the related performance conditions and therefore were excluded from the calculation of diluted EPS. The dilutive effect of stock options and RSUs excludes shares that would be anti-dilutive to the calculation of EPS if included. For the three-month periods ended March 31, 2015 and 2014, approximately 0.2 million and less than 0.1 million anti-dilutive weighted-average shares were excluded from the calculation of EPS, respectively.

The dilutive effect of stock options and RSUs for each period reported is summarized below:

	Three Months Ended March 31,
	2015	2014
Net Income	$7,900	$9,716

Weighted-average number of basic shares outstanding during the period	19,450	19,804
Dilutive effect of stock options and RSUs	388	473
Weighted-average number of diluted shares outstanding during the period	19,838	20,277

Basic earnings per share	$0.41	$0.49
Diluted earnings per share	$0.40	$0.48

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

OVERVIEW AND OUTLOOK

We provide management, technology, and policy consulting and implementation services to government and commercial clients. We help our clients conceive, develop, implement, and improve solutions that address complex natural resource, social, and public safety issues. Our services primarily address four key markets: energy, environment, and infrastructure; health, education and social programs; safety and security; and consumer and financial. In the first quarter of 2015, we began to break out our revenues into four markets instead of three by adding a new market related to our consumer and financial client revenue, which was previously included in the health, social programs, and consumer/financial market. As a result, we have changed the name of that market to health, education and social programs and have presented prior year amounts based on the new market categories. We have also changed the name of our public safety and defense market and renamed it safety and security to more accurately reflect the nature of our client base. The criteria for determining the clients, and related revenue, presented in each of the classifications remained the same; however, due to the recent acquisition of Olson, we have broadened our services in the consumer and financial market and the addition of this key market reflects our current business. The services we provide across these four markets deliver value throughout the entire life cycle of a policy, program, project, or initiative, from strategy, concept analysis and design through implementation/execution, evaluation, and, when applicable, ongoing support and improvement/innovation.

We categorize our clients into two client classifications: government and commercial. Within the government classification, we present three client sub-classifications: U.S. federal government, U.S. state and local government, and international government. Our major clients are federal government departments and agencies. Our federal government clients have included every cabinet-level department, most significantly HHS, DOS, and DoD. We also serve a variety of commercial clients, primarily in aviation, energy, health, retail and financial services industries, including airlines, airports, electric and gas utilities, oil companies, hospitals and health-related companies, banks and other financial services companies, travel and hospitality, non-profits/associations, law firms, manufacturing, retail, and distribution. For the three months ended March 31, 2015, revenue generated by U.S. federal government clients and commercial clients was 47% and 37%, respectively. The remaining 16% of revenue was generated by U.S. state and local government clients, as well as international government clients.

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

In the first three months of 2015, we saw growth in commercial client revenue and U.S. state and local government revenue, while U.S. federal government revenue was relatively flat and international revenue declined. Gross revenue increased to $273.5 million representing an increase of approximately 11.6% for the three months ended March 31, 2015 compared to the prior-year period. Operating income decreased 4.1% to $16.0 million, and net income decreased 18.7% to $7.9 million for the three months ended March 31, 2015 compared to the prior-year period.

We anticipate that our recent acquisitions will contribute to the continued diversification of our revenue sources, consistent with our growth strategy. During 2014, we acquired three companies, Olson, Mostra and CityTech. See “Note 3, Business Combinations” in the Notes to Consolidated Financial Statements for a more detailed discussion of these acquisitions. The acquisition of Olson, a leading provider of marketing technology and digital services, was significant and was completed on November 5, 2014. The aggregate purchase price of approximately $298.2 million in cash was funded by our Credit Facility. Due to the increased level of debt outstanding under our Credit Facility, applicable interest rates, as determined by the pricing matrices governing the Credit Facility, increased approximately one percentage point following the acquisition. As a result of the acquisitions of Olson, Mostra and CityTech, we expect our concentration of business to commercial clients and within the consumer and financial market will continue to grow as a percentage of our total revenue.

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues in our key markets due to heightened concerns about clean energy and energy efficiency; health promotion, treatment, and cost control; and ever-present homeland security threats. We also see significant opportunity to leverage further our digital and client engagement capabilities across our commercial and government client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements across the program life cycle in our four key markets, and to complete and successfully integrate additional acquisitions. In our four markets, we will continue to focus on building scale in vertical and horizontal domain expertise; developing business with both our government and commercial clients; and replicating our business model geographically throughout the world. In doing so, we will continue to evaluate acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

U.S. federal government revenue currently accounts for 47% of our total revenue. While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers, including top-line legislative constraints on federal government discretionary spending that limit expenditure growth through 2021. Actions by Congress could result in a delay or reduction to our revenue, profit, and cash flow and could have a negative impact on our business and results of operations; however, we believe we are well positioned in markets that have been, and will continue to be, priorities to the federal government.

We believe that the combination of internally-generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, potential acquisitions, customary capital expenditures, and other current working capital requirements.

Key Services:

Our key services include:

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

Our clients utilize our services because we offer a combination of deep subject-matter expertise, technical solutions, and institutional experience in our market areas. We believe that our domain expertise and the program knowledge developed from our research and analytic, and assessment and advisory engagements (which we refer to hereafter as “research and advisory services”) further position us to provide our full suite of services.

Key Markets:

Our services primarily address four key markets:

•

Energy, Environment, and Infrastructure. We provide research and advisory services on energy and environmental issues for both government and commercial clients relating to power markets, energy demand, environmental policy, and the transportation industry. We develop implementation solutions for industry-related challenges, such as increasing energy efficiency needs, connecting utilities with their customers, and managing the environmental challenges of large infrastructure projects.

•

Health, Education and Social Programs. We provide research and advisory services, as well as solution identification and implementation services, such as program development and information technology applications, for public health issues and for a variety of social programs, such as those focused on education, housing, and veterans.

•

Safety and Security. We provide research and advisory and implementation services concerning public safety, including crime and justice, and for homeland security in all phases of program development and critical infrastructure protection. Our services related to safety and security include logistical program support, modeling and simulation, and cybersecurity.

•

Consumer and Financial. Our consumer/financial business services include end-to-end technology implementations, customer engagement and brand strategy, and marketing and digital services across all channels such as web, social, mobile, intranets and emerging platforms to commercial companies providing consumer products or financial services.

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

Employees and Offices:

We have more than 5,000 employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our more than 55 regional offices throughout the United States, and over 15 offices outside the United States, including offices in the United Kingdom, Belgium, China, India and Canada.

CRITICAL ACCOUNTING ESTIMATES

Recent Accounting Pronouncements

New accounting standards are discussed in “Note 2, Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three Months ended March 31, 2015, compared to Three Months ended March 31, 2014

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,				Year-to-Year Change Three Months Ended March 31,
	2015	2014	2015	2014	2014 to2015
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$273,527	$245,052	100.0%	100.0%	$28,475	11.6%
Direct Costs	164,569	153,730	60.2%	62.7%	10,839	7.1%
Operating Costs and Expenses
Indirect and selling expenses	84,833	69,637	31.0%	28.4%	15,196	21.8%
Depreciation and amortization	3,848	3,076	1.4%	1.3%	772	25.1%
Amortization of intangible assets	4,315	1,959	1.6%	0.8%	2,356	120.3%
Total Operating Costs and Expenses	92,996	74,672	34.0%	30.5%	18,324	24.5%
Operating Income	15,962	16,650	5.8%	6.8%	(688)	(4.1)%
Other (Expense) Income
Interest expense	(2,564)	(714)	(0.9)%	(0.3)%	(1,850)	259.1%
Other (expense) income	(231)	(35)	(0.1)%	—%	(196)	560.0%
Income before Income Taxes	13,167	15,901	4.8%	6.5%	(2,734)	(17.2)%
Provision for Income Taxes	5,267	6,185	1.9%	2.5%	(918)	(14.8)%
Net Income	$7,900	$9,716	2.9%	4.0%	$(1,816)	(18.7)%

Gross Revenue. Revenue for the three months ended March 31, 2015, was $273.5 million, compared to $245.1 million for the three months ended March 31, 2014, representing an increase of $28.5 million or 11.6%. The increase in revenue is primarily attributable to the 48.2% increase in revenue from commercial clients, which was the result of higher digital interactive program revenue driven by Olson acquisition revenue of $31.1 million. The increase in commercial revenue was partially offset by a 2.6% decline in total government revenue primarily due to lower international government revenue compared to the prior-year period.

Direct Costs. Direct costs for the three months ended March 31, 2015, were $164.6 million compared to $153.7 million for the three months ended March 31, 2014, an increase of $10.8 million or 7.1%. The increase in direct costs is primarily attributable to direct costs resulting from the acquisition of Olson, partially offset by a reduction in expenses for subcontracted labor and outside consultants as a percentage of revenue. We generally expect the ratio of direct costs as a percentage of revenue to decrease when our own labor increases relative to subcontracted labor or outside consultants. Direct costs as a percent of revenue decreased to 60.2% for the three months ended March 31, 2015, compared to 62.7% for the three months ended March 31, 2014.

Indirect and selling expenses. Indirect and selling expenses for the three months ended March 31, 2015, were $84.8 million compared to $69.6 million for the three months ended March 31, 2014, an increase of $15.2 million or 21.8%. The increase in indirect and selling expenses is primarily attributable to the Olson acquisition and lower staff utilization compared to the prior-year period. In addition, the three months ended March 31, 2014 included a $2.8 million reduction to indirect and selling expenses related to a fair value adjustment for contingent consideration related to the ECA acquisition. Indirect and selling expenses as a percent of revenue increased to 31.0% for the three months ended March 31, 2015, compared to 28.4% for the three months ended March 31, 2014.

Depreciation and amortization. Depreciation and amortization was $3.8 million for the three months ended March 31, 2015, compared to $3.1 million for the three months ended March 31, 2014. The increase in depreciation and amortization of 25.1% was primarily due to the acquisition of Olson.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2015, was $4.3 million compared to $2.0 million for the three months ended March 31, 2014. The $2.4 million increase was primarily due to an increase in amortization resulting from the Olson acquisition.

Operating Income. For the three months ended March 31, 2015, operating income was $16.0 million compared to $16.7 million for the three months ended March 31, 2014, a decrease of $0.7 million or 4.1%. Operating income as a percent of revenue was 5.8% for the three months ended March 31, 2015, compared to 6.8% for the three months ended March 31, 2014.

Interest expense. For the three months ended March 31, 2015, interest expense was $2.6 million, compared to $0.7 million for the three months ended March 31, 2014. The $1.9 million increase was primarily due to borrowings to fund the acquisition of Olson, and an increase in the applicable interest rates under our Credit Facility due to the increased level of debt outstanding.

Provision for Income Taxes. The effective income tax rate for the three months ended March 31, 2015, and March 31, 2014, was 40.0% and 38.9%, respectively. Our effective tax rate, including state and foreign taxes net of federal benefit, for the quarter ended March 31, 2015, was higher than the statutory tax rate for the quarter primarily due to permanent differences related to compensation costs and other expenses not deductible for tax purposes.

SELECTED KEY METRICS

The following table shows our revenue from each of our key four markets as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market. In the first quarter of 2015, we began to break out our revenues into four markets instead of three by adding a new market related to our consumer and financial client revenue, which was previously included in the health, social programs, and consumer/financial market. As a result, we have changed the name of that market to health, education and social programs and have presented prior year amounts based on the new market categories. We have also changed the name of our public safety and defense market and renamed it safety and security to more accurately reflect the nature of our client base. The criteria for determining the clients, and related revenue, presented in each of the classifications remained the same; however, due to the recent acquisition of Olson, we have broadened our services in the consumer and financial market and the addition of this key market reflects our current business. In addition, certain immaterial revenue amounts in the prior year have been reclassified due to minor adjustments.

	Three Months Ended March 31,
	2015	2014
Energy, environment, and infrastructure	34%	35%
Health, education, and social programs	44%	47%
Safety and security	8%	11%
Consumer and financial	14%	7%
Total	100%	100%

The fluctuation in the percentages of revenue by market compared to the prior-year period is primarily driven by the acquisition of Olson.

Our primary clients are the agencies and departments of the U.S. federal government and commercial clients. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended March 31,
	2015	2014
U.S. federal government	47%	53%
U.S. state and local government	10%	10%
International government	6%	9%
Government	63%	72%
Commercial	37%	28%
Total	100%	100%

The fluctuation in the percentages of revenue by client type compared to the prior-year period is primarily driven by the acquisition of Olson.

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

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Three Months Ended March 31,
	2015	2014
Time-and-materials	44%	50%
Fixed-price	39%	33%
Cost-based	17%	17%
Total	100%	100%

The increase in fixed-price contracts revenue as a percent of total revenue and the decrease in time-and-materials contracts revenue as a percent of total revenue for the three months ended March 31, 2015 compared to the prior-year period are primarily due to the increase in fixed-price contracts from the acquisition of Olson.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	March 31,
	2015	2014
	(in millions)
Funded	$832.5	$696.9
Unfunded	962.9	949.6
Total	$1,795.4	$1,646.5

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

A reconciliation of gross revenue to service revenue follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Gross revenue	$273,527	$245,052
Subcontractor and other direct costs	(63,243)	(62,054)
Service revenue	$210,284	$182,998

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

A reconciliation of net income to EBITDA and adjusted EBITDA follows:

	Three Months Ended March 31,
(in thousands)	2015	2014
Net income	$7,900	$9,716
Other expense	231	35
Interest expense	2,564	714
Provision for income taxes	5,267	6,185
Depreciation and amortization	8,163	5,035
EBITDA	24,125	21,685
Acquisition-related expenses (1)	189	543
Special charges related to office closures	166	—
Adjusted EBITDA	$24,480	$22,228

(1) Acquisition-related expenses include expenses related to closed and anticipated-to-close acquisitions.

Non-GAAP EPS

Non-GAAP EPS represents diluted EPS excluding the impact of certain items that we do not consider to be indicative of the performance of our ongoing operations and are excluded from adjusted EBITDA as described further above. Non-GAAP EPS is not a recognized term under U.S. GAAP and does not purport to be an alternative to basic or diluted EPS. Because not all companies use identical calculations, this presentation of non-GAAP EPS may not be comparable to other similarly titled measures used by other companies. We believe that the supplemental adjustments applied in calculating non-GAAP EPS are reasonable and appropriate to provide additional information to investors.

A reconciliation of diluted EPS to non-GAAP EPS follows:

	Three Months Ended March 31,
	2015	2014
Diluted EPS	$0.40	$0.48
Acquisition-related expenses, net of tax	0.01	0.02
Special charges related to office closures, net of tax (1)	—	—
Amortization of intangibles, net of tax	0.13	0.05
Non-GAAP EPS	$0.54	$0.55

(1)	Due to rounding, the amount of special charges related to office closures during the three months ended March 31, 2015 is presented as zero.

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

We entered into our Credit Facility with a syndication of 11 commercial banks on May 16, 2014, which was further modified on November 5, 2014. The Credit Facility matures on May 16, 2019 (five years from the closing date). The Credit Facility allows for borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial, performance-based limitations and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. The Credit Facility is collateralized by substantially all of our assets and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of March 31, 2015, we were in compliance with our covenants under the Credit Facility.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.17% to 4.25% for the first three months of 2015.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under the Credit Facility. As of March 31, 2015, we had $377.3 million borrowed under our revolving line of credit and outstanding letters of credit of $6.2 million, resulting in unused borrowing capacity of $116.5 million on our Credit Facility (excluding the accordion), which is available for our working capital needs and for other purposes. Taking into account certain financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $80.2 million as of March 31, 2015.

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

Financial Condition. There were several changes in our balance sheet during the three months ended March 31, 2015. Cash decreased to $7.0 million on March 31, 2015, from $12.1 million on December 31, 2014. Long-term debt increased to $377.3 million on March 31, 2015, from $350.1 million on December 31, 2014 primarily to fund operations resulting from the increase in accounts receivable and reduction in accrued salaries and benefits and accounts payable. Accounts receivable, net, increased $16.1 million compared to December 31, 2014, and days-sales-outstanding increased to 79 days on March 31, 2015, as compared to 74 days on December 31, 2014. The increase in accounts receivable was due primarily to temporary timing differences in client billings. Accrued salaries and benefits and accounts payable decreased $16.3 million and $11.0 million, respectively, and days-payables-outstanding decreased from 58 days as of December 31, 2014 to 48 days as of March 31, 2015.

With the continued expansion and implementation of our international growth strategy, we have explored various options of mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have two forward contract agreements (“hedges”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair value of the hedges in our results of operations. As we continue to implement our international growth strategy, we may increase the number, size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. The current impact of the hedges to the consolidated financial statements is immaterial.

Share Repurchase Program. Our Board of Directors approved a share repurchase plan effective in November 2013 and expiring in November 2015, as amended, authorizing us to repurchase in the aggregate up to $75.0 million of our outstanding common stock. Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations as may be considered in our sole discretion. During the three months ended March 31, 2015, we repurchased 30,448 shares under this program at an average price of $41.47 per share. Of the $75.0 million approved for share repurchases, approximately $44.0 million remained available as of March 31, 2015.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash was $7.0 million and $12.1 million on March 31, 2015, and December 31, 2014, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the three months ended March 31, 2015 and March 31, 2014:

	Three Months Ended March 31,
	2015	2014
	(in thousands)
Net cash used in operating activities	$(23,342)	$(12,029)
Net cash used in investing activities	(5,127)	(63,374)
Net cash provided by financing activities	24,852	87,001
Effect of exchange rate changes on cash	(1,480)	(347)
Net (decrease) increase in cash	$(5,097)	$11,251

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities used cash of $23.3 million for the three months ended March 31, 2015, compared to $12.0 million of cash for the three months ended March 31, 2014. Cash flows from operating activities for the first three months of 2015 were negatively impacted primarily by net contract receivables, due to temporary timing differences in client billings, accrued salaries and benefits, accounts payable, and accrued expenses, and were positively impacted by deferred revenue and the net income tax receivable. Cash flows from operating activities for the first three months of 2014 were negatively impacted primarily by net contract receivables, due to temporary timing differences in client billings, and accrued salaries and benefits, and were positively impacted by accrued expenses and the net income tax receivable.

Investing activities used cash of $5.1 million for the three months ended March 31, 2015, compared to $63.4 million for the three months ended March 31, 2014. The cash used in investing activities for the first three months of 2015 was primarily for capital expenditures and our acquisition of Olson. The cash used in investing activities for the first three months of 2014 was primarily for our acquisitions of Mostra and CityTech and capital expenditures.

For the three months ended March 31, 2015, cash flow provided by financing activities of $24.9 million was largely attributable to $27.2 million in net advances on our revolving line of credit, primarily as a result of working capital needs. For the three months ended March 31, 2014, cash flow provided by financing activities of $87.0 million was attributable primarily to $87.2 million in net advances on our revolving line of credit as a result of acquisitions and working capital needs.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. As of March 31, 2015, we had 11 outstanding letters of credit with a total value of $6.2 million primarily related to deposits to support our facility leases.

The following table summarizes our contractual obligations as of March 31, 2015 that require us to make future cash payments. For contractual obligations, we include payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
Rent of facilities	$262,617	$34,708	$67,292	$61,960	$98,657
Operating lease obligations	1,878	763	893	222	—
Long-term debt obligation (1)	413,316	8,746	17,447	387,123	—
Total	$677,811	$44,217	$85,632	$449,305	$98,657

(1) Represents the obligation for principal and variable interest payments related to our Credit Facility assuming the principal amount outstanding and interest rates at March 31, 2015 remain fixed through maturity. These assumptions are subject to change in future periods.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.

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

Investing in our common stock involves risk. There are numerous and varied risks, known and unknown, that may affect us and prevent us from achieving our goals. There have been no material changes in those risk factors discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2014 filed with the SEC on February 27, 2015.

The risks described in our Annual Report on Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock. For the three months ended March 31, 2015, a total of 4,435 shares of unregistered common stock, valued at an aggregate of $180,611 were issued to five directors of the Company for director-related compensation on January 1, 2015 and March 31, 2015. The issuance of these shares is exempt under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. The following table summarizes our share repurchase activity for the three months ended March 31, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 – January 31	3,184	$40.12	—	$5,243,929
February 1 – February 28	—	$—	—	$5,243,929
March 1 – March 31	87,302	$41.39	30,448	$43,981,117
Total	90,486	$41.35	30,448

(a)

The total number of shares purchased of 90,486 includes shares repurchased pursuant to our share repurchase program described further in footnote (b) below, as well as shares purchased from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended March 31, 2015, we repurchased 60,038 shares of common stock for an aggregate cost of $2,478,555 from employees in satisfaction of tax withholding obligations. The average fair value of the common stock purchased in satisfaction of tax withholding obligations was $41.28 per share.

(b)

Our Board of Directors approved a share repurchase plan effective in November 2013 and expiring in November 2015, authorizing us to repurchase in the aggregate up to $35.0 million of our outstanding common stock. In March 2015, the plan was amended to increase the amount authorized for repurchases to $75.0 million. During the three months ended March 31, 2015, we repurchased 30,448 shares under this program at an average price of $41.47 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

10.1	Form of General Performance Share Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed March 11, 2015).

10.2	Form of CEO Performance Share Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed March 11, 2015).

10.3	Form of COO Performance Share Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed March 11, 2015).

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 8, 2015	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 8, 2015	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)