Form 10-Q
period 2015-06-30
ICF International, Inc.
filed 2015-07-31
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 __________________________

FORM 10-Q

 __________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

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

☐  Yes     ☒  No

As of July 24, 2015, there were 19,370,310 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2015

 PART I. FINANCIAL INFORMATION

Item  1.      Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(Unaudited)
Current Assets:
Cash	$7,449	$12,122
Contract receivables, net	283,206	260,254
Prepaid expenses and other	9,011	10,338
Income tax receivable	—	5,715
Total current assets	299,666	288,429

Total property and equipment, net of accumulated depreciation of $65,460 and $58,357 as of June 30, 2015 and December 31, 2014, respectively	43,292	43,241
Other assets:
Goodwill	693,188	687,778
Other intangible assets, net	68,104	76,707
Restricted cash	1,389	1,478
Other assets	13,470	12,707
Total Assets	$1,119,109	$1,110,340

Current Liabilities:
Accounts payable	$61,513	$65,755
Accrued salaries and benefits	46,049	56,314
Accrued expenses and other current liabilities	40,823	42,308
Deferred revenue	31,517	31,554
Income tax payable	2,144	—
Deferred income taxes	7,685	7,312
Total current liabilities	189,731	203,243

Long-term Liabilities:
Long-term debt	360,000	350,052
Deferred rent	15,601	19,997
Deferred income taxes	23,828	27,886
Other	16,104	8,473
Total Liabilities	605,264	609,651
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 70,000,000 shares authorized; 21,278,102 and 21,035,654 issued; and 19,400,014 and 19,430,154 outstanding as of June 30, 2015 and December 31, 2014, respectively	21	21
Additional paid-in capital	274,748	267,206
Retained earnings	303,011	285,937
Treasury stock	(60,865)	(49,994)
Accumulated other comprehensive loss	(3,070)	(2,481)
Total Stockholders’ Equity	513,845	500,689
Total Liabilities and Stockholders’ Equity	$1,119,109	$1,110,340

The accompanying notes are an integral part of these consolidated financial statements.

 ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Gross Revenue	$288,949	$263,860	$562,476	$508,912
Direct Costs	178,251	166,667	342,820	320,397
Operating costs and expenses:
Indirect and selling expenses	83,782	74,232	168,615	143,869
Depreciation and amortization	3,894	3,190	7,742	6,266
Amortization of intangible assets	4,288	2,197	8,603	4,156
Total operating costs and expenses	91,964	79,619	184,960	154,291

Operating income	18,734	17,574	34,696	34,224
Interest expense	(2,489)	(774)	(5,053)	(1,488)
Other expense	(1,190)	(621)	(1,421)	(656)
Income before income taxes	15,055	16,179	28,222	32,080
Provision for income taxes	5,881	6,181	11,148	12,366
Net income	$9,174	$9,998	$17,074	$19,714

Earnings per Share:
Basic	$0.47	$0.51	$0.88	$1.00
Diluted	$0.47	$0.50	$0.86	$0.98

Weighted-average Shares:
Basic	19,475	19,795	19,462	19,799
Diluted	19,706	20,082	19,805	20,213

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	1,499	807	(589)	460
Comprehensive income, net of tax	$10,673	$10,805	$16,485	$20,174

The accompanying notes are an integral part of these consolidated financial statements.

   ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$17,074	$19,714
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Non-cash equity compensation	5,701	6,831
Depreciation and amortization	16,345	10,422
Other adjustments, net	(736)	(610)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(23,956)	(29,125)
Prepaid expenses and other assets	686	(8,765)
Accounts payable	(3,267)	(605)
Accrued salaries and benefits	(10,418)	(1,463)
Accrued expenses	(5,942)	4,339
Deferred revenue	270	(3,773)
Income tax receivable and payable	7,870	(3,973)
Other liabilities	1,362	(832)
Net Cash Provided by (Used in) Operating Activities	4,989	(7,840)

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(7,148)	(8,103)
Payments for business acquisitions, net of cash received	(1,818)	(57,718)
Net Cash Used in Investing Activities	(8,966)	(65,821)

Cash Flows from Financing Activities
Advances from working capital facilities	211,777	270,901
Payments on working capital facilities	(201,829)	(178,093)
Debt issue costs	(17)	(753)
Proceeds from exercise of options	495	1,532
Tax benefits of stock option exercises and award vesting	1,234	3,167
Net payments for stockholder issuances and buybacks	(10,760)	(23,954)
Net Cash Provided by Financing Activities	900	72,800
Effect of exchange rate changes on cash	(1,596)	(66)

Decrease in Cash	(4,673)	(927)
Cash, beginning of period	12,122	8,953
Cash, end of period	$7,449	$8,026

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$5,940	$1,293
Income taxes	$9,263	$13,666

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share amounts)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. The Company reports operating results and financial data in one operating and reportable segment. Operating results for the six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The Company believes the carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, and other current liabilities approximate their estimated fair values at June 30, 2015, due to their short maturities. The Company recognizes activity related to its forward contract agreements at fair value. At June 30, 2015, the impact of the hedges to the consolidated financial statements was immaterial. The Company believes the carrying value of the lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at June 30, 2015. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2015.

Nature of Operations

The Company provides management, technology, and policy consulting and implementation services in the areas of energy, environment, and infrastructure; health, education and social programs; safety and security; and consumer and financial. The Company’s major clients are federal government departments and agencies, most significantly the Department of Health and Human Services (“HHS”), Department of State (“DOS”) and Department of Defense (“DoD”). The Company also serves U.S. state and local government departments and agencies; non-governmental organizations, international governments, and multilateral institutions; and commercial clients worldwide, such as airlines, airports, electric and gas utilities, oil companies, hospitals and health-related companies, banks and other financial services companies, travel and hospitality providers, non-profits/associations, law firms, and manufacturing, retail, and distribution businesses. The Company offers a full range of services to these clients, from strategy, concept analysis and design through implementation/execution, evaluation, and, when applicable, ongoing support and improvement/innovation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Foreign currency translation adjustments	$833	$281	$(1,255)	$(66)
Realized losses reclassified into earnings, net of tax (1)	666	526	666	526
Other comprehensive income (loss), net of tax	$1,499	$807	$(589)	$460

(1)

Represents the reclassification of foreign currency translation adjustments from accumulated other comprehensive loss into earnings as a result of closing international offices. Amounts are included in the other expense line item in the Consolidated Statements of Comprehensive Income.

Recent Accounting Pronouncements

Recent Accounting Pronouncements not yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition framework and supersedes almost all existing revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for deciding on the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures. On April 1, 2015, the FASB proposed a one-year deferral of the effective date of the new revenue recognition standard. The proposal was affirmed by the FASB on July 9, 2015 and will be finalized through an Accounting Standards Update. As a result, ASU 2014-09 is effective for the Company for its fiscal year 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. Adoption of ASU 2014-09 as of the original effective date is also permitted. The Company is currently evaluating the impact of adopting ASU 2014-09.

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

Note 3. Business Combinations

OCO Holdings, Inc.

On November 5, 2014, the Company completed the acquisition of OCO Holdings, Inc. (and including its subsidiary, Olson + Co., Inc., “Olson”) a leading provider of marketing technology and digital services based in Minneapolis, Minnesota. As a result of the acquisition, Olson became a wholly-owned subsidiary of the Company. The aggregate purchase price of approximately $298.2 million in cash was funded by the Company’s Credit Facility (as defined in Note 6 below). The acquisition expands the Company’s existing digital technology and strategic communications work and strengthens its ability to bring more integrated solutions to an expanded client base including multi-channel marketing initiatives across web, mobile, email, social, print, broadcast and off-premise platforms. For further discussion of the Olson acquisition, refer to “Note F, Business Combinations” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.

The acquisition was accounted for under the purchase method. The preliminary allocation of the total purchase price to the tangible and intangible assets and liabilities of Olson is based on management’s preliminary estimate of fair value as of the acquisition date and is subject to revision until the purchase price adjustments and valuations of intangible assets and goodwill are finalized, which will be completed within a one-year measurement period ending November 5, 2015. Due to the significance of the Olson acquisition, use of the measurement period is necessary to adequately analyze all the factors used in establishing the asset and liability fair values as of the acquisition date. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. During the six months ended June 30, 2015, the Company recorded an increase to goodwill of $5.8 million related to measurement period adjustments to the preliminary purchase price allocation. The measurement period adjustments include reductions of $7.3 million and $5.9 million to the valuation of fixed assets and accrued expenses and other liabilities, respectively, and increases of $0.2 million and $2.4 million to accrued salaries and benefits and deferred taxes and income tax payable, respectively. Additionally, there was a $1.8 million holdback adjustment that increased the purchase price to $298.2 million.

As of June 30, 2015, the Company has allocated approximately $230.9 million to goodwill resulting from the preliminary purchase price allocation summarized as follows (in thousands):

Cash	$8,816
Contract receivables	36,879
Other current and non-current assets	1,512
Property and equipment	8,571
Customer-related intangibles	60,338
Marketing-related intangibles	3,947
Developed technology intangibles	578
Goodwill	230,936
Total Assets	351,577
Accounts payable	9,792
Accrued expenses and other liabilities	7,126
Accrued salaries and benefits	5,378
Deferred revenue	9,742
Deferred taxes and income tax payable	21,331
Total Liabilities	53,369
Net Assets	$298,208

The results of operations of the Olson acquisition are included in the Company’s consolidated statements of comprehensive income for the three and six months ended June 30, 2015. The following unaudited condensed pro forma information presents combined financial information as if the acquisition of Olson had been effective at the beginning of fiscal year 2013. The pro forma information includes adjustments reflecting changes in the amortization of intangibles, stock-based compensation expense, and interest expense, and records income tax effects as if Olson had been included in the Company’s results of operations. The pro forma information for the six months ended June 30, 2014 also includes an adjustment to eliminate $1.9 million of operating income related to the reduction of an Olson contingent liability that was settled as a result of the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of 2013 (in thousands except per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2014	June 30, 2014
Revenue	$300,507	$579,711
Operating income	20,273	38,223
Net income	10,748	20,097
Earnings per share:
Basic earnings per share	$0.54	$1.02
Diluted earnings per share	$0.53	$0.99

Mostra SA

In February 2014, the Company completed its acquisition of Mostra SA (“Mostra”), a strategic communications consulting company based in Brussels, Belgium. Mostra offers end-to-end, multichannel communications solutions to assist government and commercial clients, in particular the European Commission. The acquisition extends the Company’s strategic communications capabilities globally to complement its policy work and enhance its strategy of providing a full suite of services that leverages its research and advisory services. During the first quarter of 2015, the Company finalized its valuation of the assets acquired and liabilities assumed as a result of the acquisition. The purchase was immaterial to the Company’s financial statements taken as a whole.

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

Ecommerce Accelerator LLC

In July 2013, the Company hired the staff of, and purchased certain assets and liabilities from Ecommerce Accelerator LLC (“ECA”), an e-commerce technology services firm based in New York, New York. In connection with the acquisition, the Company recorded a contingent consideration payable at the estimated fair value of $2.8 million at December 31, 2013. The fair value of the contingent liability was reduced to zero in the first quarter of 2014 and the change in the fair value measurement of $2.8 million was recorded as a reduction to indirect and selling expenses. The Company is no longer required to pay contingent consideration to ECA, as the parties mutually agreed to the release of this potential obligation in the third quarter of 2014. The purchase was immaterial to the Company’s financial statements taken as a whole.

Note 4. Contract Receivables

Contract receivables consisted of the following:

	June 30, 2015	December 31, 2014
Billed	$178,413	$165,934
Unbilled	107,340	96,207
Allowance for doubtful accounts	(2,547)	(1,887)
Contract receivables, net	$283,206	$260,254

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

Road Home Contract

Although no legal proceeding has been commenced, the Company has received correspondence from the Office of Community Development of the State of Louisiana, claiming that the Company is responsible for the overpayment of Road Home program grant funds to some grant applicants. The State has also indicated that, as it continues to review homeowner grant calculations, it expects to assert additional demands in the future, increasing the aggregate claim amount. The total claim received by the Company to date is approximately $143.9 million. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of June 30, 2015.

Note 6. Long-Term Debt

The Company entered into a Fourth Amended and Restated Business Loan and Security Agreement with a syndication of 11 commercial banks on May 16, 2014, which was further modified on November 5, 2014 (the “Credit Facility”). The Credit Facility matures on May 16, 2019 (five years from the closing date). The Credit Facility allows for borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial, performance-based limitations and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of June 30, 2015, the Company was in compliance with its covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.17% to 4.25% for the first six months of 2015.

As of June 30, 2015, the Company had $360.0 million in long-term debt outstanding, $3.7 million in outstanding letters of credit, and unused borrowing capacity of $136.3 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $87.5 million as of June 30, 2015.

Note 7. Accounting for Stock-Based Compensation

On June 5, 2015, the Company’s stockholders approved an amendment (the “Amendment”) to the ICF International, Inc. 2010 Omnibus Incentive Plan (as amended, the “Omnibus Plan”). The Amendment, among other items, increased the new shares available for issuance under the Omnibus Plan by 1,540,000 shares from 3,550,000 to 5,090,000 (for an aggregate 5,966,186 shares, which includes shares that remained available under the 2006 Long-Term Equity Incentive Plan when the Omnibus Plan was initially adopted). The Omnibus Plan provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Under the terms of the Omnibus Plan, shares awarded that are not stock options or stock appreciation rights, are counted as 1.93 shares deducted for every one share delivered under those awards.

The Company recognized stock-based compensation expense of $3.6 million and $2.7 million for the three months ended June 30, 2015, and June 30, 2014, respectively, and $7.6 million and $6.6 million for the six months ended June 30, 2015 and June 30, 2014, respectively. Unrecognized compensation expense of $19.0 million as of June 30, 2015, related to unvested stock options and unsettled RSUs, is expected to be recognized over a weighted-average period of approximately 2.6 years. The unrecognized compensation expense related to cash-settled RSUs (“CSRSUs”) totaled approximately $16.1 million at June 30, 2015 and is expected to be recognized over a weighted-average period of approximately 3.1 years. During the six months ended June 30, 2015, the Company granted approximately 0.2 million shares in the form of stock-settled RSUs, and granted approximately 0.1 million shares in the form of CSRSUs to its employees.

In the first quarter of 2015, the Company’s Board of Directors approved a performance-based share program (the “Program”) that provides for the issuance of performance shares to its senior management. Under the Program, the number of performance shares that the participant will receive depends on the Company’s achievement of two performance goals during two performance periods. The performance goals under the Program are based on (i) the Company’s compounded annual growth rate in earnings per share (“EPS”) during a performance period from January 1, 2015 through December 31, 2016, and (ii) the Company’s cumulative total shareholder return (“rTSR”) relative to its peer group during a performance period from January 1, 2015 through December 31, 2017. The performance shares will only be eligible to vest following the expiration of the three-year performance period ending on December 31, 2017. Actual shares vested will be subject to both continued employment by the Company (barring certain exceptions) and actual financial measures achieved. The actual number of shares of common stock that will be issued to each participant at the end of the applicable performance period will be determined by multiplying the award by the product of two percentages, one based on the Company’s EPS performance and a second one based on the Company’s rTSR performance, subject to a minimum and maximum performance level. The Company recognizes expense for these awards on a straight-line basis over the three-year performance period based on the estimated fair value of the awards and the estimated number of shares expected to vest. The initial estimate for shares expected to vest is based on target performance and adjusted as appropriate throughout the performance period. The fair value of the awards is estimated on the grant date using a Monte Carlo simulation model due to the rTSR component.

During the six months ended June 30, 2015, the Company granted approximately 0.1 million performance awards with a grant-date fair value of $44.21 per share. Compensation expense recognized related to performance awards for the three and six months ended June 30, 2015 was $0.2 million and $0.3 million, respectively. Unrecognized compensation expense related to performance awards of $2.3 million as of June 30, 2015 is expected to be recognized over a weighted-average period of approximately 2.5 years.

As of June 30, 2015, the Company had approximately 2.6 million shares available for grant under the Omnibus Plan. CSRSUs have no impact on the shares available for grant under the Omnibus Plan, and have no impact on the calculated shares used in EPS calculations.

Note 8. Income Taxes

The Company’s effective tax rate for the three-month and six-month periods ended June 30, 2015, was 39.1% and 39.5%, respectively.

The Company is subject to federal income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s 2008 through 2014 tax years remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes. In addition, certain significant state and foreign tax jurisdictions tax returns are either currently under examination or remain open under the statute of limitations and subject to examination for the tax years from 2008 to 2014.

The Company’s total liability for unrecognized tax benefits as of June 30, 2015 and June 30, 2014 was $0.7 million. Included in the balance as of June 30, 2015 was $0.5 million of tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax benefits may decrease by approximately $0.3 million.

The Company reports penalties and interest related to unrecognized tax benefits in net income before tax. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 9. Share Repurchase Program

The Company’s Board of Directors approved a share repurchase plan effective in November 2013 and expiring in November 2015, authorizing the Company to repurchase its outstanding common stock. In March 2015, the plan was amended to increase the amount authorized for repurchases from $35.0 million to $75.0 million. The purchases are funded from existing cash balances and/or borrowings, and the repurchased shares are held in treasury and used for general corporate purposes. During the six months ended June 30, 2015, the Company repurchased 213,779 shares totaling $8.0 million under this program. Of the $75.0 million approved for share repurchases, approximately $37.2 million remained available as of June 30, 2015.

Note 10. Earnings Per Share

EPS is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting and settlement of RSUs. Performance awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. The Company’s performance awards outstanding at June 30, 2015 did not meet the related performance conditions and therefore were excluded from the calculation of diluted EPS. For the three-month periods ended June 30, 2015 and 2014, approximately 0.4 million and 0.3 million weighted-average shares, respectively, were excluded from the calculation of EPS because they were anti-dilutive. For each of the six-month periods ended June 30, 2015 and 2014, approximately 0.2 million weighted-average shares were excluded from the calculation of EPS because they were anti-dilutive.

The dilutive effect of stock options and RSUs for each period reported is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net Income	$9,174	$9,998	$17,074	$19,714

Weighted-average number of basic shares outstanding during the period	19,475	19,795	19,462	19,799
Dilutive effect of stock options, restricted stock and RSUs	231	287	343	414
Weighted-average number of diluted shares outstanding during the period	19,706	20,082	19,805	20,213

Basic earnings per share	$0.47	$0.51	$0.88	$1.00
Diluted earnings per share	$0.47	$0.50	$0.86	$0.98

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report on Form 10-Q, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including, but not limited to:

•	our dependence on contracts with federal, state and local, and international governments, agencies and departments for the majority of our revenue;

•

failure by Congress or other governmental bodies to approve budgets in a timely fashion and reductions in government spending including, but not limited to, budgetary cuts resulting from automatic sequestration under the Budget Control Act of 2011;

•	results of routine and non-routine government audits and investigations;

•	dependence of our commercial work on certain sectors of the global economy that are highly cyclical;

•	failure to receive the full amount of our backlog;

•	difficulties in integrating acquisitions generally;

•	risks resulting from expanding our service offerings and client base;

•	the claim arising from our completed Road Home contract with the State of Louisiana; and

•	additional risks as a result of having international operations.

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

OVERVIEW AND OUTLOOK

We provide management, technology, and policy consulting and implementation services to government and commercial clients. We help our clients conceive, develop, implement, and improve solutions that address complex natural resource, social, and public safety issues. Our services primarily address four key markets: energy, environment, and infrastructure; health, education and social programs; safety and security; and consumer and financial. In the first quarter of 2015, we began to break out our revenues into four markets instead of three by adding a new market related to our consumer and financial client revenue, which was previously included in the health, social programs, and consumer/financial market. As a result, we changed the name of that market to health, education and social programs and have presented prior year amounts based on the new market categories. We also changed the name of our public safety and defense market and renamed it safety and security to more accurately reflect the nature of our client base. The criteria for determining the clients, and related revenue, presented in each of the classifications remained the same; however, due to the acquisition of Olson, we have broadened our services in the consumer and financial market and the addition of this key market reflects our current business. The services we provide across these four markets deliver value throughout the entire life cycle of a policy, program, project, or initiative, from strategy, concept analysis and design through implementation/execution, evaluation, and, when applicable, ongoing support and improvement/innovation.

We categorize our clients into two client classifications: government and commercial. Within the government classification, we present three client sub-classifications: U.S. federal government, U.S. state and local government, and international government. Our major clients are federal government departments and agencies. Our federal government clients have included every cabinet-level department, most significantly HHS, DOS, and DoD. We also serve a variety of commercial clients, primarily in aviation, energy, health, retail and financial services industries, including airlines, airports, electric and gas utilities, oil companies, hospitals and health-related companies, banks and other financial services companies, travel and hospitality providers, non-profits/associations, law firms, and manufacturing, retail, and distribution businesses. For the six months ended June 30, 2015, revenue generated by federal government clients and commercial clients was 47% and 36%, respectively. The remaining 17% of revenue was generated by U.S. state and local government clients, as well as international government clients.

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

In the first six months of 2015, we saw growth in commercial client revenue, while federal government revenue and U.S. state and local government revenue was relatively flat and international revenue declined, mainly due to the impact of foreign currency exchange rate fluctuations. Gross revenue increased to $562.5 million representing an increase of 10.5% for the six months ended June 30, 2015 compared to the prior-year period. Operating income increased 1.4% to $34.7 million for the six months ended June 30, 2015 compared to the prior-year period, however net income decreased 13.4% to $17.1 million driven by higher interest expense due to borrowings to fund the Olson acquisition, as well as an increase in other expense due to higher realized foreign currency translation losses as a result of closing certain international offices.

We anticipate that our recent acquisitions will contribute to the continued diversification of our revenue sources, consistent with our growth strategy. During 2014, we acquired three companies, Olson, Mostra and CityTech. See “Note 3, Business Combinations” in the Notes to Consolidated Financial Statements for a more detailed discussion of these acquisitions. The acquisition of Olson, a leading provider of marketing technology and digital services, was significant and was completed on November 5, 2014. The aggregate purchase price of approximately $298.2 million in cash was funded by our Credit Facility. Due to the increased level of debt outstanding under our Credit Facility, applicable interest rates, as determined by the pricing matrices governing the Credit Facility, increased approximately one percentage point following the acquisition. As a result of the acquisitions of Olson and CityTech, we expect our concentration of business to commercial clients and within the consumer and financial market will continue to increase as a percentage of our total revenue.

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

Key Clients:

•

Government. We provide our key services to government clients including federal government clients, U.S. state and local government clients, and international government clients, together with multilateral institutions.

•

Commercial. We also provide our key services to commercial clients worldwide, such as airlines, airports, electric and gas utilities, financial institutions, health payer and provider organizations, law firms, multinational corporations, non-governmental organizations, non-profit organizations, oil companies, and retail firms. These clients include both U.S. and international based clients.

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

RESULTS OF OPERATIONS

Three Months ended June 30, 2015, compared to Three Months ended June 30, 2014

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Year-to-Year Change Three Months Ended June 30,
	2015	2014	2015	2014	2014 to 2015
	Dollars				Dollars
	(In Thousands)		Percentages		(In Thousands)	Percent
Gross Revenue	$288,949	$263,860	100.0%	100.0%	$25,089	9.5%
Direct Costs	178,251	166,667	61.7%	63.2%	11,584	7.0%
Operating Costs and Expenses
Indirect and selling expenses	83,782	74,232	29.0%	28.1%	9,550	12.9%
Depreciation and amortization	3,894	3,190	1.3%	1.2%	704	22.1%
Amortization of intangible assets	4,288	2,197	1.5%	0.9%	2,091	95.2%
Total Operating Costs and Expenses	91,964	79,619	31.8%	30.2%	12,345	15.5%
Operating Income	18,734	17,574	6.5%	6.6%	1,160	6.6%
Other Expense
Interest expense	(2,489)	(774)	(0.9)%	(0.3)%	(1,715)	221.6%
Other expense	(1,190)	(621)	(0.4)%	(0.2)%	(569)	91.6%
Income before Income Taxes	15,055	16,179	5.2%	6.1%	(1,124)	(6.9)%
Provision for Income Taxes	5,881	6,181	2.0%	2.3%	(300)	(4.9)%
Net Income	$9,174	$9,998	3.2%	3.8%	$(824)	(8.2)%

Gross Revenue. Revenue for the three months ended June 30, 2015 was $288.9 million, compared to $263.9 million for the three months ended June 30, 2014, representing an increase of $25.1 million or 9.5%. The increase in revenue is primarily attributable to the 37.3% increase in revenue from commercial clients, which was the result of higher digital interactive program revenue driven by the acquisition of Olson. The increase in commercial revenue was partially offset by a 1.4% decline in total government revenue primarily due to lower international government revenue compared to the prior-year period. The decrease in international government revenue was mainly due to the weakening of certain foreign currencies relative to the U.S. dollar, primarily the Euro and British Pound.

Direct Costs. Direct costs for the three months ended June 30, 2015 were $178.3 million compared to $166.7 million for the three months ended June 30, 2014, an increase of $11.6 million or 7.0%. The increase in direct costs is primarily attributable to direct costs resulting from the acquisition of Olson, partially offset by a reduction in expenses for subcontracted labor. Direct costs as a percent of revenue decreased to 61.7% for the three months ended June 30, 2015, compared to 63.2% for the three months ended June 30, 2014. We generally expect the ratio of direct costs as a percentage of revenue to decrease when our own labor increases relative to subcontracted labor.

Indirect and selling expenses. Indirect and selling expenses for the three months ended June 30, 2015 were $83.8 million compared to $74.2 million for the three months ended June 30, 2014, an increase of $9.6 million or 12.9%. The increase in indirect and selling expenses is primarily attributable to the Olson acquisition. Indirect and selling expenses as a percent of revenue increased to 29.0% for the three months ended June 30, 2015, compared to 28.1% for the three months ended June 30, 2014.

Depreciation and amortization. Depreciation and amortization was $3.9 million for the three months ended June 30, 2015 compared to $3.2 million for the three months ended June 30, 2014. The increase in depreciation and amortization of $0.7 million or 22.1% was largely due to the acquisition of Olson.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2015 was $4.3 million compared to $2.2 million for the three months ended June 30, 2014. The $2.1 million increase was primarily due to the addition of $64.9 million of intangible assets as a result of the Olson acquisition.

Operating Income. For the three months ended June 30, 2015, operating income was $18.7 million compared to $17.6 million for the three months ended June 30, 2014, an increase of $1.2 million or 6.6%. Operating income as a percent of revenue was 6.5% for the three months ended June 30, 2015, compared to 6.6% for the three months ended June 30, 2014.

Interest expense. For the three months ended June 30, 2015, interest expense was $2.5 million, compared to $0.8 million for the three months ended June 30, 2014. The $1.7 million increase was driven by borrowings to fund the acquisition of Olson, and an increase in the applicable interest rates under our Credit Facility due to the increased level of debt outstanding.

Other expense. Other expense was $1.2 million for the three months ended June 30, 2015 compared to other expense of $0.6 million for the three months ended June 30, 2014. Other expense for both periods primarily represents the reclassification of foreign currency translation losses from accumulated other comprehensive loss into earnings as a result of closing certain international offices as part of actions taken to improve our cost structure and operations.

Provision for Income Taxes. The effective income tax rate for the three months ended June 30, 2015 and June 30, 2014, was 39.1% and 38.2%, respectively. Our effective tax rate, including state and foreign taxes net of federal benefit, for the quarter ended June 30, 2015, was higher than the statutory tax rate for the quarter primarily due to permanent differences related to compensation costs and other expenses not deductible for tax purposes.

Six Months ended June 30, 2015, compared to Six Months ended June 30, 2014

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Six Months Ended June 30,				Year-to-Year Change Six Months Ended June 30,
	2015	2014	2015	2014	2014 to 2015
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$562,476	$508,912	100.0%	100.0%	$53,564	10.5%
Direct Costs	342,820	320,397	60.9%	63.0%	22,423	7.0%
Operating Costs and Expenses
Indirect and selling expenses	168,615	143,869	30.0%	28.3%	24,746	17.2%
Depreciation and amortization	7,742	6,266	1.4%	1.2%	1,476	23.6%
Amortization of intangible assets	8,603	4,156	1.5%	0.8%	4,447	107.0%
Total Operating Costs and Expenses	184,960	154,291	32.9%	30.3%	30,669	19.9%
Operating Income	34,696	34,224	6.2%	6.7%	472	1.4%
Other Expense
Interest expense	(5,053)	(1,488)	(0.9)%	(0.3)%	(3,565)	239.6%
Other expense	(1,421)	(656)	(0.3)%	(0.1)%	(765)	116.6%
Income before Income Taxes	28,222	32,080	5.0%	6.3%	(3,858)	(12.0)%
Provision for Income Taxes	11,148	12,366	2.0%	2.4%	(1,218)	(9.8)%
Net Income	$17,074	$19,714	3.0%	3.9%	$(2,640)	(13.4)%

Gross Revenue. Revenue for the six months ended June 30, 2015 was $562.5 million, compared to $508.9 million for the six months ended June 30, 2014, representing an increase of $53.6 million or 10.5%. The increase in revenue is primarily attributable to the 42.5% increase in revenue from commercial clients, which was the result of higher digital interactive program revenue driven by the Olson acquisition. The increase in commercial revenue was partially offset by a 2.0% decline in total government revenue largely due to lower international government revenue compared to the prior-year period. The decrease in international government revenue was mainly due to the weakening of certain foreign currencies relative to the U.S. dollar, primarily the Euro and British Pound.

Direct Costs. Direct costs for the six months ended June 30, 2015 were $342.8 million compared to $320.4 million for the six months ended June 30, 2014, an increase of $22.4 million or 7.0%. The increase in direct costs is primarily attributable to direct costs resulting from the acquisition of Olson, partially offset by a reduction in expenses for subcontracted labor. Direct costs as a percent of revenue decreased to 60.9% for the six months ended June 30, 2015, compared to 63.0% for the six months ended June 30, 2014. We generally expect the ratio of direct costs as a percentage of revenue to decrease when our own labor increases relative to subcontracted labor.

Indirect and selling expenses. Indirect and selling expenses for the six months ended June 30, 2015 were $168.6 million compared to $143.9 million for the six months ended June 30, 2014, an increase of $24.7 million or 17.2%. The increase in indirect and selling expenses is primarily attributable to the Olson acquisition. In addition, the six months ended June 30, 2014 included a $2.8 million reduction to indirect and selling expenses related to a fair value adjustment for contingent consideration recorded as a result of the ECA acquisition. Indirect and selling expenses as a percent of revenue increased to 30.0% for the six months ended June 30, 2015, compared to 28.3% for the six months ended June 30, 2014.

Depreciation and amortization. Depreciation and amortization was $7.7 million for the six months ended June 30, 2015, compared to $6.3 million for the six months ended June 30, 2014. The increase in depreciation and amortization of $1.5 million, or 23.6%, was largely due to the acquisition of Olson.

 Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2015 was $8.6 million compared to $4.2 million for the six months ended June 30, 2014. The $4.4 million increase was primarily due to the addition of $64.9 million of intangible assets as a result of the Olson acquisition.

 Operating Income. For the six months ended June 30, 2015, operating income was $34.7 million compared to $34.2 million for the six months ended June 30, 2014, an increase of $0.5 million or 1.4%. Operating income as a percent of revenue decreased to 6.2% for the six months ended June 30, 2015, from 6.7% for the six months ended June 30, 2014. The decrease in operating income as a percentage of revenue is largely due to higher amortization resulting from the acquisition of Olson and the positive margin impact in the prior-year period due to the change in the fair value of contingent consideration for ECA, partly offset by higher costs during the six months ended June 30, 2014 resulting from approximately $1.7 million of severance expenses and approximately $2.0 million of losses incurred on projects acquired as part of our acquisition of ECA.

Interest expense. For the six months ended June 30, 2015, interest expense was $5.1 million, compared to $1.5 million for the six months ended June 30, 2014. The $3.6 million increase was driven by borrowings to fund the acquisition of Olson, and an increase in the applicable interest rates under our Credit Facility due to the increased level of debt outstanding.

Other expense. Other expense was $1.4 million for the six months ended June 30, 2015 compared to other expense of $0.7 million for the six months ended June 30, 2014. Other expense for both periods primarily represents the reclassification of foreign currency translation losses from accumulated other comprehensive loss into earnings as a result of closing certain international offices as part of actions taken to improve our cost structure and operations.

Provision for Income Taxes. The effective income tax rate for the six months ended June 30, 2015 and June 30, 2014, was 39.5% and 38.5%, respectively. The rate increase is primarily related to unfavorable adjustments for compensation costs and other expenses permanently not deductible for tax purposes.

SELECTED KEY METRICS

The following table shows our revenue from each of our key four markets as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market. In the first quarter of 2015, we began to break out our revenues into four markets instead of three by adding a new market related to our consumer and financial client revenue, which was previously included in the health, social programs, and consumer/financial market. As a result, we changed the name of that market to health, education and social programs and have presented prior year amounts based on the new market categories. We also changed the name of our public safety and defense market and renamed it safety and security to more accurately reflect the nature of our client base. The criteria for determining the clients, and related revenue, presented in each of the classifications remained the same; however, due to the acquisition of Olson, we have broadened our services in the consumer and financial market and the addition of this key market reflects our current business. In addition, certain immaterial revenue amounts in the prior year have been reclassified due to minor adjustments.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Energy, environment, and infrastructure	33%	34%	34%	34%
Health, education, and social programs	46%	48%	45%	47%
Safety and security	8%	10%	8%	11%
Consumer and financial	13%	8%	13%	8%
Total	100%	100%	100%	100%

The fluctuation in the percentages of revenue by market compared to the prior-year periods is primarily driven by the acquisition of Olson.

Our primary clients are the agencies and departments of the federal government and commercial clients. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
U.S. federal government	47%	52%	47%	52%
U.S. state and local government	10%	10%	10%	10%
International government	8%	10%	7%	10%
Government	65%	72%	64%	72%
Commercial	35%	28%	36%	28%
Total	100%	100%	100%	100%

The fluctuation in the percentages of revenue by client type compared to the prior-year periods is primarily driven by the acquisition of Olson.

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

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Time-and-materials	43%	48%	43%	49%
Fixed-price	39%	32%	39%	33%
Cost-based	18%	20%	18%	18%
Total	100%	100%	100%	100%

The increase in fixed-price contracts revenue as a percent of total revenue and the decrease in time-and-materials contracts revenue as a percent of total revenue for the six months ended June 30, 2015 compared to the prior-year periods are primarily due to the increase in fixed-price contracts from the acquisition of Olson.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	June 30,
	2015	2014
	(in millions)
Funded	$803.1	$684.7
Unfunded	1,033.9	932.3
Total	$1,837.0	$1,617.0

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

A reconciliation of gross revenue to service revenue follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Gross revenue	$288,949	$263,860	$562,476	$508,912
Subcontractor and other direct costs	(73,537)	(67,363)	(136,780)	(129,417)
Service revenue	$215,412	$196,497	$425,696	$379,495

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

A reconciliation of net income to EBITDA and adjusted EBITDA follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Net income	$9,174	$9,998	$17,074	$19,714
Other expense	1,190	621	1,421	656
Interest expense	2,489	774	5,053	1,488
Provision for income taxes	5,881	6,181	11,148	12,366
Depreciation and amortization	8,182	5,387	16,345	10,422
EBITDA	26,916	22,961	51,041	44,646
Acquisition-related expenses (1)	—	86	189	629
Special charges related to severance for staff realignment (2)	—	1,679	—	1,679
Special charges related to office closures	(10)	—	156	—
Adjusted EBITDA	$26,906	$24,726	$51,386	$46,954

(1)	Acquisition-related expenses include expenses related to closed and anticipated-to-close acquisitions.
(2)	Special charges related to severance were for the staff realignment announced in the second quarter of 2014.

Adjusted EPS and Non-GAAP EPS

Adjusted EPS represents diluted EPS excluding the impact of certain items such as special charges and acquisition-related expenses that we do not consider to be indicative of the performance of our ongoing operations and are excluded from adjusted EBITDA as described further above. Non-GAAP EPS represents adjusted EPS further adjusted to eliminate the impact of amortization of intangible assets related to our acquisitions. Adjusted EPS and non-GAAP EPS are not recognized terms under U.S. GAAP and do not purport to be an alternative to basic or diluted EPS. Because not all companies use identical calculations, the presentation of adjusted EPS and non-GAAP EPS may not be comparable to other similarly titled measures used by other companies. We believe that the supplemental adjustments applied in calculating adjusted EPS and non-GAAP EPS are reasonable and appropriate to provide additional information to investors.

A reconciliation of diluted EPS to adjusted EPS and non-GAAP EPS follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Diluted EPS	$0.47	$0.50	$0.86	$0.98
Acquisition-related expenses, net of tax	—	—	0.01	0.01
Special charges related to severance for staff realignment, net of tax	—	0.05	—	0.05
Special charges related to office closures, net of tax	0.03	0.02	0.04	0.02
Adjusted EPS	0.50	0.57	0.91	1.06
Amortization of intangibles, net of tax	0.13	0.07	0.26	0.12
Non-GAAP EPS	$0.63	$0.64	$1.17	$1.18

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

We entered into our Credit Facility with a syndication of 11 commercial banks on May 16, 2014, which was further modified on November 5, 2014. The Credit Facility matures on May 16, 2019 (five years from the closing date). The Credit Facility allows for borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial, performance-based limitations and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. The Credit Facility is collateralized by substantially all of our assets and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of June 30, 2015, we were in compliance with our covenants under the Credit Facility.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.17% to 4.25% for the first six months of 2015.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under the Credit Facility. As of June 30, 2015, we had $360.0 million borrowed under our revolving line of credit and outstanding letters of credit of $3.7 million, resulting in unused borrowing capacity of $136.3 million on our Credit Facility (excluding the accordion), which is available for our working capital needs and for other purposes. Taking into account certain financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $87.5 million as of June 30, 2015.

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

 Financial Condition. There were several changes in our balance sheet during the six months ended June 30, 2015. Cash decreased to $7.4 million on June 30, 2015, from $12.1 million on December 31, 2014. Long-term debt increased to $360.0 million on June 30, 2015, from $350.1 million on December 31, 2014, primarily to fund operations resulting from the increase in accounts receivable and reduction in accrued salaries and benefits and accounts payable. Accounts receivable, net, increased $23.0 million compared to December 31, 2014, and days-sales-outstanding increased to 78 days on June 30, 2015, as compared to 74 days on December 31, 2014. The increase in accounts receivable was due primarily to temporary timing differences in client billings. Accrued salaries and benefits and accounts payable decreased $10.3 million and $4.2 million, respectively, and days-payables-outstanding decreased from 58 days as of December 31, 2014 to 51 days as of June 30, 2015.

With the continued expansion and implementation of our international growth strategy, we have explored various options of mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We have forward contract agreements (“hedges”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair value of the hedges in our results of operations. As we continue to implement our international growth strategy, we may increase the number, size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. The current impact of the hedges to the consolidated financial statements is immaterial.

Share Repurchase Program. Our Board of Directors approved a share repurchase plan effective in November 2013 and expiring in November 2015, as amended, authorizing us to repurchase in the aggregate up to $75.0 million of our outstanding common stock. Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations as may be considered in our sole discretion. During the six months ended June 30, 2015, we repurchased 213,779 shares under this program at an average price of $37.56 per share. Of the $75.0 million approved for share repurchases, approximately $37.2 million remained available as of June 30, 2015.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash was $7.4 million and $12.1 million on June 30, 2015 and December 31, 2014, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the six months ended June 30, 2015 and June 30, 2014:

	Six Months Ended June 30,
	2015	2014
	(in thousands)
Net cash provided by (used in) operating activities	$4,989	$(7,840)
Net cash used in investing activities	(8,966)	(65,821)
Net cash provided by financing activities	900	72,800
Effect of exchange rate changes on cash	(1,596)	(66)
Net decrease in cash	$(4,673)	$(927)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $5.0 million for the six months ended June 30, 2015 and used cash of $7.8 million for the six months ended June 30, 2014. Cash flows from operating activities for the first six months of 2015 were negatively impacted primarily by net contract receivables, due to temporary timing differences in client billings, accrued salaries and benefits, accrued expenses, and accounts payable, and was positively impacted by the net income tax payable. Cash flows from operating activities for the first six months of 2014 were negatively impacted primarily by net contract receivables, due to temporary timing differences in client billings, prepaid expenses and other assets, deferred revenue and net income tax receivables, and were positively impacted by accrued expenses.

Investing activities used cash of $9.0 million for the six months ended June 30, 2015, compared to $65.8 million for the six months ended June 30, 2014. The cash used in investing activities for the first six months of 2015 was primarily for capital expenditures. The cash used in investing activities for the first six months of 2014 was primarily for our acquisitions of Mostra and CityTech and capital expenditures.

For the six months ended June 30, 2015, cash flow provided by financing activities of $0.9 million was largely attributable to $9.9 million in net advances on our revolving line of credit, primarily as a result of working capital needs, partly offset by cash used to repurchase shares under our share repurchase plan of $8.0 million. For the six months ended June 30, 2014, cash flow provided by financing activities of $72.8 million was attributable primarily to $92.8 million in net advances on our revolving line of credit, as a result of acquisitions and working capital needs, partly offset by cash used for share repurchases of $19.6 million.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. As of June 30, 2015, we had 10 outstanding letters of credit with a total value of $3.7 million primarily related to deposits to support our facility leases.

The following table summarizes our contractual obligations as of June 30, 2015 that require us to make future cash payments. For contractual obligations, we include payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 Years	3 to 5 years	More than 5 years
Long-term debt obligation (1)	$392,571	$8,418	$16,792	$367,361	$—
Rent of facilities	257,209	35,093	67,555	61,664	92,897
Operating lease obligations	1,834	710	955	169	—
Other obligations	9,760	3,549	6,211	—	—
Total	$661,374	$47,770	$91,513	$429,194	$92,897

(1) Represents the obligation for principal and variable interest payments related to our Credit Facility assuming the principal amount outstanding and interest rates at June 30, 2015 remain fixed through maturity. These assumptions are subject to change in future periods.

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

Issuances of Common Stock. For the three months ended June 30, 2015, a total of 4,172 shares of unregistered common stock, valued at an aggregate of $150,655 were issued to four directors of the Company for director-related compensation on April 1, 2015 and June 30, 2015. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. The following table summarizes our share repurchase activity for the three months ended June 30, 2015:

Period			Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1	–	April 30	60,868	$41.19	37,441	$42,457,552
May 1	–	May 31	106,671	$36.03	106,290	$38,628,103
June 1	–	June 30	39,600	$35.70	39,600	$37,214,559
	Total		207,139		183,331

(a)

The total number of shares purchased of 207,139 includes shares repurchased pursuant to our share repurchase program described further in footnote (b) below, as well as shares purchased from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended June 30, 2015, we repurchased 23,808 shares of common stock for an aggregate cost of $997,997 from employees in satisfaction of tax withholding obligations. The average fair value of the common stock purchased in satisfaction of tax withholding obligations was $41.92 per share.

(b)

Our Board of Directors approved a share repurchase plan effective in November 2013 and expiring in November 2015 which authorizes us to repurchase our outstanding common stock. In March 2015, the plan was amended to increase the amount authorized for repurchases from $35.0 million to $75.0 million. During the three months ended June 30, 2015, we repurchased 183,331 shares under this program at an average price of $36.91 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

10.1

ICF International, Inc. 2010 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 2015 Annual Meeting of Stockholders, filed April 24, 2015).

10.2	Form of General Performance Share Award Agreement under the 2010 Omnibus Incentive Plan, as amended.

10.3	Form of Restricted Stock Unit Award under the 2010 Omnibus Incentive Plan, as amended.

10.4	Form of Cash-settled Restricted Stock Unit Award under the 2010 Omnibus Incentive Plan, as amended

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a).

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

July 31, 2015	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

July 31, 2015	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)