Form 10-Q
period 2015-09-30
ICF International, Inc.
filed 2015-10-30
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

☐  Yes     ☒  No

As of October 23, 2015, there were 19,223,827 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2015

 PART I. FINANCIAL INFORMATION

Item  1.      Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(Unaudited)
Current Assets:
Cash and cash equivalents	$5,722	$12,122
Contract receivables, net	271,671	260,254
Prepaid expenses and other	11,076	10,338
Income tax receivable	—	5,715
Total current assets	288,469	288,429

Total property and equipment, net of accumulated depreciation of $75,932 and $58,357 as of September 30, 2015 and December 31, 2014, respectively	45,078	43,241
Other assets:
Goodwill	690,576	687,778
Other intangible assets, net	63,409	76,707
Restricted cash	1,403	1,478
Other assets	13,121	12,707
Total Assets	$1,102,056	$1,110,340

Current Liabilities:
Accounts payable	$58,115	$65,755
Accrued salaries and benefits	46,113	56,314
Accrued expenses and other current liabilities	44,867	42,308
Deferred revenue	34,543	31,554
Income tax payable	5,488	—
Deferred income taxes	6,984	7,312
Total current liabilities	196,110	203,243

Long-term Liabilities:
Long-term debt	332,155	350,052
Deferred rent	15,732	19,997
Deferred income taxes	23,757	27,886
Other	16,924	8,473
Total Liabilities	584,678	609,651
Commitments and Contingencies
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 70,000,000 shares authorized; 21,292,905 and 21,035,654 issued; and 19,222,745 and 19,430,154 outstanding as of September 30, 2015 and December 31, 2014, respectively	21	21
Additional paid-in capital	277,300	267,206
Retained earnings	314,556	285,937
Treasury stock	(67,529)	(49,994)
Accumulated other comprehensive loss	(6,970)	(2,481)
Total Stockholders’ Equity	517,378	500,689
Total Liabilities and Stockholders’ Equity	$1,102,056	$1,110,340

The accompanying notes are an integral part of these consolidated financial statements.

 ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Gross Revenue	$288,951	$264,796	$851,427	$773,708
Direct Costs	177,864	166,064	520,684	486,461
Operating costs and expenses:
Indirect and selling expenses	81,011	74,704	249,626	218,573
Depreciation and amortization	4,316	3,227	12,058	9,493
Amortization of intangible assets	4,263	2,273	12,866	6,429
Total operating costs and expenses	89,590	80,204	274,550	234,495

Operating income	21,497	18,528	56,193	52,752
Interest expense	(2,674)	(800)	(7,727)	(2,288)
Other expense	(52)	(335)	(1,473)	(991)
Income before income taxes	18,771	17,393	46,993	49,473
Provision for income taxes	7,226	5,840	18,374	18,206
Net income	$11,545	$11,553	$28,619	$31,267

Earnings per Share:
Basic	$0.60	$0.59	$1.47	$1.59
Diluted	$0.59	$0.59	$1.45	$1.56

Weighted-average Shares:
Basic	19,316	19,450	19,413	19,682
Diluted	19,556	19,713	19,743	20,069

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(3,900)	(1,355)	(4,489)	(895)
Comprehensive income, net of tax	$7,645	$10,198	$24,130	$30,372

The accompanying notes are an integral part of these consolidated financial statements.

   ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities
Net income	$28,619	$31,267
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash equity compensation	8,466	8,858
Depreciation and amortization	24,924	15,922
Other adjustments, net	(1,255)	(1,712)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(13,713)	(25,293)
Prepaid expenses and other assets	(2,030)	(6,378)
Accounts payable	(6,904)	(96)
Accrued salaries and benefits	(10,258)	(2,954)
Accrued expenses	(1,722)	4,170
Deferred revenue	3,440	(3,629)
Income tax receivable and payable	11,233	228
Other liabilities	2,101	(847)
Net Cash Provided by Operating Activities	42,901	19,536

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(12,194)	(10,582)
Payments for business acquisitions, net of cash received	(1,818)	(59,537)
Net Cash Used in Investing Activities	(14,012)	(70,119)

Cash Flows from Financing Activities
Advances from working capital facilities	300,150	369,936
Payments on working capital facilities	(318,047)	(294,720)
Debt issue costs	—	(854)
Proceeds from exercise of options	572	1,569
Tax benefits of stock option exercises and award vesting	1,261	2,617
Net payments for stockholder issuances and buybacks	(17,739)	(28,835)
Net Cash (Used in) Provided by Financing Activities	(33,803)	49,713
Effect of exchange rate changes on cash	(1,486)	(574)

Decrease in Cash	(6,400)	(1,444)
Cash, beginning of period	12,122	8,953
Cash, end of period	$5,722	$7,509

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$7,729	$2,109
Income taxes	$13,015	$17,271

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share amounts)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. The Company reports operating results and financial data in one operating and reportable segment. Operating results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2014, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2015.

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

Note 2. Summary of Significant Accounting Policies

Goodwill

The Company performs its annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, the Company has concluded that it is one reporting unit. For the annual impairment review as of September 30, 2015, the Company opted to perform a qualitative assessment of whether it is more likely than not that our reporting unit's fair value is less than its carrying amount. If, after completing its qualitative assessment, the Company determines that it is not more likely than not that the carrying value exceeds the estimated fair value, it may conclude that no impairment exists. If the Company concludes otherwise, a two-step goodwill impairment test must be performed, which includes a comparison of the fair value of the reporting unit to the carrying value.

The Company’s qualitative analysis as of September 30, 2015 included macroeconomic and industry and market specific considerations, financial performance indicators and measurements, and other factors. Based on the Company’s qualitative assessment, it determined that it is not more likely than not that the fair value of its one reporting unit is less than its carrying amount, and thus the two-step impairment test is not required to be performed for 2015. Therefore, based upon management’s review, no goodwill impairment charge was required as of September 30, 2015. Historically, the Company has recorded no goodwill impairment charges.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses, and other current liabilities, are carried at cost, which the Company believes approximates their fair values at September 30, 2015, due to their short maturities. The Company believes the carrying value of its lines of credit payable approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings at September 30, 2015. The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures to its assets and liabilities that are required to be measured at fair value pursuant to other accounting standards, including assets and liabilities resulting from the Company’s nonqualified deferred compensation plan and foreign currency forward contract agreements not eligible for hedge accounting. The impact of the amounts recorded for the nonqualified deferred compensation plan and the forward contract agreements was immaterial to the consolidated financial statements.

Other Comprehensive Income

Other comprehensive income represents foreign currency translation adjustments arising from the use of differing exchange rates from period to period. The financial positions and results of operations of the Company’s foreign subsidiaries are based on the local currency as the functional currency and are translated to U.S. dollars for financial reporting purposes. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each period-end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments are included in accumulated other comprehensive income (loss) in stockholders’ equity in the Company’s consolidated balance sheets. The activity included in other comprehensive income (loss) in the Company’s consolidated statements of comprehensive income related to foreign currency translation adjustments for each period reported is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Foreign currency translation adjustments(1)	$(3,900)	$(1,355)	$(5,155)	$(1,421)
Realized losses reclassified into earnings, net of tax(2)	—	—	666	526
Other comprehensive loss, net of tax	$(3,900)	$(1,355)	$(4,489)	$(895)

(1)

In the third quarter of 2015, the Company recorded foreign currency translation adjustments totaling approximately $4.0 million primarily related to goodwill, intangible assets and fixed assets for certain acquired international subsidiaries.

(2)

Represents the reclassification of foreign currency translation adjustments from accumulated other comprehensive loss into earnings as a result of closing international offices. Amounts are included in the other expense line item in the consolidated statements of comprehensive income.

Recent Accounting Pronouncements

Recent Accounting Pronouncements not yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition framework and supersedes almost all existing revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for deciding on the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, to amend ASU 2014-09 to defer the effective date of the new revenue recognition standard. As a result, ASU 2014-09 is effective for the Company for its fiscal year 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting ASU 2014-09.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805). ASU 2015-16 eliminates the requirement for an acquirer to retrospectively account for adjustments made to provisional amounts recognized in a business combination to reflect new information that existed as of the acquisition date. Instead, an acquirer will recognize these measurement-period adjustments during the period in which it determines the amount of the adjustment. ASU 2015-16 is effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years, with early adoption permitted. The adoption of ASU 2015-16 is not expected to have a material impact on the Company’s consolidated financial statements.

Note 3. Business Combinations

OCO Holdings, Inc.

On November 5, 2014, the Company completed the acquisition of OCO Holdings, Inc. (which includes other entities such as Olson + Co., Inc., and collectively, “Olson”), a leading provider of marketing technology and digital services based in Minneapolis, Minnesota. As a result of the acquisition, Olson became a wholly-owned subsidiary of the Company. The aggregate purchase price of approximately $298.2 million in cash was funded by the Company’s Credit Facility (as defined in “Note 6 – Long-Term Debt” below). The acquisition expanded the Company’s existing digital technology and strategic communications work and strengthened its ability to bring more integrated solutions to an expanded client base, including multi-channel marketing initiatives across web, mobile, email, social, print, broadcast and off-premise platforms. For further discussion of the Olson acquisition, refer to “Note F – Business Combinations” of the Company’s “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 27, 2015.

The acquisition was accounted for under the acquisition method. The allocation of the total purchase price to the tangible and intangible assets and liabilities of Olson is based on management’s estimate of fair value as of the acquisition date and was completed in the third quarter of 2015. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. During the nine months ended September 30, 2015, the Company recorded an increase to goodwill of $5.8 million related to measurement-period adjustments to the preliminary purchase price allocation. The measurement-period adjustments include reductions of $7.3 million and $5.9 million to the valuation of fixed assets and accrued expenses and other liabilities, respectively, and increases of $0.2 million and $2.4 million to accrued salaries and benefits and deferred taxes and income tax payable, respectively. Additionally, there was a $1.8 million holdback adjustment that increased the purchase price to $298.2 million. Goodwill adjustments were not significant to our previously reported operating results or financial position.

As of September 30, 2015, the Company has allocated approximately $230.9 million to goodwill resulting from the preliminary purchase price allocation summarized as follows (in thousands):

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

The results of operations of the Olson acquisition are included in the Company’s consolidated statements of comprehensive income for the three and nine months ended September 30, 2015. The following unaudited condensed pro forma information presents combined financial information as if the acquisition of Olson had been effective at the beginning of fiscal year 2013. The pro forma information includes adjustments reflecting changes in the amortization of intangibles, stock-based compensation expense, and interest expense, and records income tax effects as if Olson had been included in the Company’s results of operations. The pro forma information for the nine months ended September 30, 2014 also includes an adjustment to eliminate $1.9 million of operating income related to the reduction of an Olson contingent liability that was settled as a result of the acquisition. The unaudited pro forma financial information is not necessarily indicative of the results that actually would have occurred had the acquisition been completed at the beginning of 2013 (in thousands except per share amounts):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenue	$300,145	$879,856
Operating income	22,726	60,949
Net income	13,071	33,106
Earnings per share:
Basic earnings per share	$0.67	$1.68
Diluted earnings per share	$0.66	$1.65

Mostra SA

In February 2014, the Company completed its acquisition of Mostra SA (“Mostra”), a strategic communications consulting company based in Brussels, Belgium. Mostra offers end-to-end, multichannel communications solutions to assist government and commercial clients, in particular the European Commission. The acquisition extended the Company’s strategic communications capabilities globally to complement its policy work and enhance its strategy of providing a full suite of services that leverages its research and advisory services. During the first quarter of 2015, the Company finalized its valuation of the assets acquired and liabilities assumed as a result of the acquisition. The purchase was immaterial to the Company’s financial statements taken as a whole.

CityTech, Inc.

In March 2014, the Company acquired CityTech, Inc. (“CityTech”), a Chicago-based digital interactive consultancy specializing in enterprise applications development, web experience management, mobile application development, cloud enablement, managed services, and customer experience management solutions. The acquisition added expertise to the Company’s content management capabilities and complemented its digital and interactive business. During the first quarter of 2015, the Company finalized its valuation of the assets acquired and liabilities assumed as a result of the acquisition. The purchase was immaterial to the Company’s financial statements taken as a whole.

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

Note 4. Contract Receivables

Contract receivables consisted of the following:

	September 30, 2015	December 31, 2014
Billed	$154,251	$165,934
Unbilled	119,770	96,207
Allowance for doubtful accounts	(2,350)	(1,887)
Contract receivables, net	$271,671	$260,254

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

Road Home Contract

Although no legal proceeding has been commenced, the Company has received correspondence from the Office of Community Development of the State of Louisiana, claiming that the Company is responsible for the overpayment of Road Home program grant funds to some grant applicants. The State has also indicated that, as it continues to review homeowner grant calculations, it expects to assert additional demands in the future, increasing the aggregate claim amount. The total claim received by the Company to date is approximately $149.5 million. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of September 30, 2015.

Note 6. Long-Term Debt

The Company entered into a Fourth Amended and Restated Business Loan and Security Agreement with a syndication of 11 commercial banks on May 16, 2014, which was further modified on November 5, 2014 (the “Credit Facility”). The Credit Facility matures on May 16, 2019 (five years from the closing date). The Credit Facility allows for borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial, performance-based limitations and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of September 30, 2015, the Company was in compliance with its covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.17% to 4.25% for the first nine months of 2015.

As of September 30, 2015, the Company had $332.2 million in long-term debt outstanding, $3.7 million in outstanding letters of credit, and unused borrowing capacity of $164.1 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $110.1 million as of September 30, 2015.

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

The Company recognized stock-based compensation expense of $3.1 million and $2.7 million for the three months ended September 30, 2015, and September 30, 2014, respectively, and $10.7 million and $9.3 million for the nine months ended September 30, 2015 and September 30, 2014, respectively. Unrecognized compensation expense of $16.9 million as of September 30, 2015, related to unvested stock options and unsettled RSUs, is expected to be recognized over a weighted-average period of approximately 2.3 years. The unrecognized compensation expense related to cash-settled RSUs (“CSRSUs”) totaled approximately $11.1 million at September 30, 2015 and is expected to be recognized over a weighted-average period of approximately 2.8 years. During the nine months ended September 30, 2015, the Company granted approximately 0.2 million shares in the form of stock-settled RSUs, and granted approximately 0.1 million shares in the form of CSRSUs to its employees.

In the first quarter of 2015, the Company’s Board of Directors approved a performance-based share program (the “Program”) that provides for the issuance of performance shares to its senior management. Under the Program, the number of performance shares that the participant will receive depends on the Company’s achievement of two performance goals during two performance periods. The performance goals under the Program are based on (i) the Company’s compounded annual growth rate in earnings per share (“EPS”) during a performance period from January 1, 2015 through December 31, 2016, and (ii) the Company’s cumulative total shareholder return (“rTSR”) relative to its peer group during a performance period from January 1, 2015 through December 31, 2017. The performance shares will only be eligible to vest following the expiration of the three-year performance period ending on December 31, 2017. Actual shares vested will be subject to both continued employment by the Company (barring certain exceptions allowing for partial performance periods) and actual financial measures achieved. The actual number of shares of common stock that will be issued to each participant at the end of the applicable performance period will be determined by multiplying the award by the product of two percentages, one based on the Company’s EPS performance and a second one based on the Company’s rTSR performance, subject to a minimum and maximum performance level. The Company recognizes expense for these awards on a straight-line basis over the three-year performance period based on the estimated fair value of the awards and the estimated number of shares expected to vest. The initial estimate for shares expected to vest is based on target performance and adjusted as appropriate throughout the performance period. The fair value of the awards is estimated on the grant date using a Monte Carlo simulation model due to the rTSR component.

During the nine months ended September 30, 2015, the Company granted approximately 0.1 million performance awards with a grant-date fair value of $44.21 per share. No grants were made during the three months ended September 30, 2015. Compensation expense recognized related to performance awards for the three and nine months ended September 30, 2015 was $0.2 million and $0.5 million, respectively. Unrecognized compensation expense related to performance awards of $2.1 million as of September 30, 2015 is expected to be recognized over a weighted-average period of approximately 2.3 years.

As of September 30, 2015, the Company had approximately 2.6 million shares available for grant under the Omnibus Plan. CSRSUs have no impact on the shares available for grant under the Omnibus Plan, and have no impact on the calculated shares used in EPS calculations.

Note 8. Income Taxes

The Company’s effective tax rate for the three-month and nine-month periods ended September 30, 2015, was 38.5% and 39.1%, respectively.

The Company is subject to federal income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s 2008 through 2014 tax years remain subject to examination by the Internal Revenue Service for U.S. federal tax purposes. In addition, certain significant state and foreign tax jurisdiction tax returns are either currently under examination or remain open under the statute of limitations and subject to examination for the tax years from 2008 to 2014.

The Company’s total liability for unrecognized tax benefits as of September 30, 2015 and September 30, 2014 was $0.5 million and $0.7 million, respectively. Included in the balance as of September 30, 2015 was $0.4 million of tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax benefits may decrease by approximately $0.2 million.

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 9. Share Repurchase Program

The Company’s Board of Directors approved a share repurchase plan effective in November 2013 and expiring in November 2015, authorizing the Company to repurchase its outstanding common stock. In March 2015, the plan was amended to increase the amount authorized for repurchases from $35.0 million to $75.0 million. In the third quarter of 2015, the Company’s Board of Directors approved a new share repurchase plan effective in November 2015 that extends the share repurchase plan through November 2017 and continues to authorize share repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under the Credit Facility.

The share repurchases are funded from existing cash balances and/or borrowings, and the repurchased shares are held in treasury and used for general corporate purposes. During the nine months ended September 30, 2015, the Company repurchased 406,234 shares totaling $14.7 million under this program. Of the $75.0 million approved for share repurchases, approximately $30.6 million remained available as of September 30, 2015.

Note 10. Earnings Per Share

EPS is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting and settlement of RSUs. Performance awards are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. The Company’s performance awards outstanding at September 30, 2015 did not meet the related performance conditions and therefore were excluded from the calculation of diluted EPS. For each of the three-month periods ended September 30, 2015 and 2014, approximately 0.2 million weighted-average shares were excluded from the calculation of EPS because they were anti-dilutive. For each of the nine-month periods ended September 30, 2015 and 2014, approximately 0.2 million weighted-average shares were excluded from the calculation of EPS because they were anti-dilutive.

The dilutive effect of stock options and RSUs for each period reported is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net Income	$11,545	$11,553	$28,619	$31,267

Weighted-average number of basic shares outstanding during the period	19,316	19,450	19,413	19,682
Dilutive effect of stock options and RSUs	240	263	330	387
Weighted-average number of diluted shares outstanding during the period	19,556	19,713	19,743	20,069

Basic earnings per share	$0.60	$0.59	$1.47	$1.59
Diluted earnings per share	$0.59	$0.59	$1.45	$1.56

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

We categorize our clients into two client classifications: government and commercial. Within the government classification, we present three client sub-classifications: U.S. federal government, U.S. state and local government, and international government. Our major clients are federal government departments and agencies. Our federal government clients have included every cabinet-level department, most significantly HHS, DOS, and DoD. We also serve a variety of commercial clients worldwide, such as airlines, airports, electric and gas utilities, financial institutions, health payer and provider organizations, law firms, multinational corporations, non-governmental organizations, non-profit organizations, oil companies, and retail firms. For the nine months ended September 30, 2015, revenue generated by federal government clients and commercial clients was 48% and 36%, respectively. The remaining 16% of revenue was generated by U.S. state and local government clients, as well as international government clients.

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

In the first nine months of 2015, we saw growth in commercial client revenue, while federal government revenue and U.S. state and local government revenue was relatively flat and international revenue declined, due to the impact of foreign currency exchange rate fluctuations. Gross revenue increased to $851.4 million, representing an increase of 10.0% for the nine months ended September 30, 2015 compared to the prior-year period. Operating income increased 6.5% to $56.2 million for the nine months ended September 30, 2015 compared to the prior-year period; however, net income decreased 8.5% to $28.6 million primarily driven by higher interest expense due to borrowings to fund the Olson acquisition.

During 2014, we acquired three companies, Olson, Mostra and CityTech. See “Note 3 – Business Combinations” in the “Notes to Consolidated Financial Statements” for a more detailed discussion of these acquisitions. These acquisitions have contributed to the continued diversification of our revenue sources, consistent with our growth strategy. The acquisition of Olson, a leading provider of marketing technology and digital services, was significant and was completed on November 5, 2014. The aggregate purchase price of approximately $298.2 million in cash was funded by our Credit Facility. Due to the increased level of debt outstanding under our Credit Facility, applicable interest rates, as determined by the pricing matrices governing the Credit Facility, increased approximately one percentage point following the acquisition. As a result of the acquisitions of Olson and CityTech, we expect our concentration of business to commercial clients and within the consumer and financial market will continue to increase as a percentage of our total revenue.

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

Federal government revenue was 48% of our total revenue for the nine months ended September 30, 2015. While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers, including top-line legislative constraints on federal government discretionary spending that limit expenditure growth through 2021. Actions by Congress could result in a delay or reduction to our revenue, profit, and cash flow and could have a negative impact on our business and results of operations; however, we believe we are well positioned in markets that have been, and will continue to be, priorities to the federal government.

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

CRITICAL ACCOUNTING POLICIES

Recent Accounting Pronouncements

New accounting standards are discussed in “Note 2 – Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three Months ended September 30, 2015, compared to Three Months ended September 30, 2014

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended September 30,				Year-to-Year Change Three Months Ended September 30,
	2015	2014	2015	2014	2014 to 2015
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$288,951	$264,796	100.0%	100.0%	$24,155	9.1%
Direct Costs	177,864	166,064	61.6%	62.7%	11,800	7.1%
Operating Costs and Expenses
Indirect and selling expenses	81,011	74,704	28.0%	28.2%	6,307	8.4%
Depreciation and amortization	4,316	3,227	1.5%	1.2%	1,089	33.7%
Amortization of intangible assets	4,263	2,273	1.5%	0.9%	1,990	87.5%
Total Operating Costs and Expenses	89,590	80,204	31.0%	30.3%	9,386	11.7%
Operating Income	21,497	18,528	7.4%	7.0%	2,969	16.0%
Other Expense
Interest expense	(2,674)	(800)	(0.9)%	(0.3)%	(1,874)	234.3%
Other expense	(52)	(335)	—%	(0.1)%	283	(84.5)%
Income before Income Taxes	18,771	17,393	6.5%	6.6%	1,378	7.9%
Provision for Income Taxes	7,226	5,840	2.5%	2.2%	1,386	23.7%
Net Income	$11,545	$11,553	4.0%	4.4%	$(8)	(0.1)%

Gross Revenue. Revenue for the three months ended September 30, 2015 was $289.0 million, compared to $264.8 million for the three months ended September 30, 2014, representing an increase of $24.2 million or 9.1%. The increase in revenue is primarily attributable to the 35.5% increase in revenue from commercial clients, which was the result of higher digital interactive program revenue driven by the acquisition of Olson. The increase in commercial revenue was partially offset by a 1.3% decline in total government revenue primarily driven by lower state and local government revenue.

Direct Costs. Direct costs for the three months ended September 30, 2015 were $177.9 million compared to $166.1 million for the three months ended September 30, 2014, an increase of $11.8 million or 7.1%. The increase in direct costs is primarily attributable to direct costs resulting from the acquisition of Olson, partially offset by a reduction in expenses for subcontracted labor. Direct costs as a percent of revenue decreased to 61.6% for the three months ended September 30, 2015, compared to 62.7% for the three months ended September 30, 2014. We generally expect the ratio of direct costs as a percentage of revenue to decrease when our own labor increases relative to subcontracted labor.

Indirect and selling expenses. Indirect and selling expenses for the three months ended September 30, 2015 were $81.0 million compared to $74.7 million for the three months ended September 30, 2014, an increase of $6.3 million or 8.4%. The increase in indirect and selling expenses is primarily attributable to the Olson acquisition. Indirect and selling expenses as a percent of revenue decreased to 28.0% for the three months ended September 30, 2015, compared to 28.2% for the three months ended September 30, 2014.

Depreciation and amortization. Depreciation and amortization was $4.3 million for the three months ended September 30, 2015 compared to $3.2 million for the three months ended September 30, 2014. The increase in depreciation and amortization of $1.1 million or 33.7% was largely due to the acquisition of Olson.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2015 was $4.3 million compared to $2.3 million for the three months ended September 30, 2014. The $2.0 million increase was primarily due to the addition of $64.9 million of intangible assets as a result of the Olson acquisition, partly offset by reduced amortization related to intangible assets from acquisitions in prior years.

Operating Income. For the three months ended September 30, 2015, operating income was $21.5 million compared to $18.5 million for the three months ended September 30, 2014, an increase of $3.0 million or 16.0%. Operating income as a percent of revenue was 7.4% for the three months ended September 30, 2015, compared to 7.0% for the three months ended September 30, 2014.

Interest expense. For the three months ended September 30, 2015, interest expense was $2.7 million, compared to $0.8 million for the three months ended September 30, 2014. The $1.9 million increase was driven by borrowings to fund the acquisition of Olson, and an increase in the applicable interest rates under our Credit Facility due to the increased level of debt outstanding.

Provision for Income Taxes. The effective income tax rate for the three months ended September 30, 2015 and September 30, 2014, was 38.5% and 33.6%, respectively. Our effective tax rate, including state and foreign taxes net of federal benefit, for the quarter ended September 30, 2015, was lower than the statutory tax rate for the quarter primarily due to true-ups of prior year foreign tax provisions and the recognition of uncertain tax positions due to the expiration of the statute of limitations, partially offset by permanent differences related to compensation costs and other expenses not deductible for tax purposes.

Nine months ended September 30, 2015, compared to Nine months ended September 30, 2014

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Nine Months Ended September 30,				Year-to-Year Change Nine Months Ended September 30,
	2015	2014	2015	2014	2014 to 2015
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Gross Revenue	$851,427	$773,708	100.0%	100.0%	$77,719	10.0%
Direct Costs	520,684	486,461	61.2%	62.9%	34,223	7.0%
Operating Costs and Expenses
Indirect and selling expenses	249,626	218,573	29.3%	28.3%	31,053	14.2%
Depreciation and amortization	12,058	9,493	1.4%	1.2%	2,565	27.0%
Amortization of intangible assets	12,866	6,429	1.5%	0.8%	6,437	100.1%
Total Operating Costs and Expenses	274,550	234,495	32.2%	30.3%	40,055	17.1%
Operating Income	56,193	52,752	6.6%	6.8%	3,441	6.5%
Other Expense
Interest expense	(7,727)	(2,288)	(0.9)%	(0.3)%	(5,439)	237.7%
Other expense	(1,473)	(991)	(0.2)%	(0.1)%	(482)	48.6%
Income before Income Taxes	46,993	49,473	5.5%	6.4%	(2,480)	(5.0)%
Provision for Income Taxes	18,374	18,206	2.1%	2.4%	168	0.9%
Net Income	$28,619	$31,267	3.4%	4.0%	$(2,648)	(8.5)%

Gross Revenue. Revenue for the nine months ended September 30, 2015 was $851.4 million, compared to $773.7 million for the nine months ended September 30, 2014, representing an increase of $77.7 million or 10.0%. The increase in revenue is primarily attributable to the 40.1% increase in revenue from commercial clients, which was the result of higher digital interactive program revenue driven by the Olson acquisition. The increase in commercial revenue was partially offset by a 1.8% decline in total government revenue due to lower international government revenue compared to the prior-year period. The decrease in international government revenue was driven by the weakening of certain foreign currencies relative to the U.S. dollar, primarily the Euro, British Pound and Canadian dollar.

Direct Costs. Direct costs for the nine months ended September 30, 2015 were $520.7 million compared to $486.5 million for the nine months ended September 30, 2014, an increase of $34.2 million or 7.0%. The increase in direct costs is primarily attributable to direct costs resulting from the acquisition of Olson, partially offset by a reduction in expenses for subcontracted labor. Direct costs as a percent of revenue decreased to 61.2% for the nine months ended September 30, 2015, compared to 62.9% for the nine months ended September 30, 2014. We generally expect the ratio of direct costs as a percentage of revenue to decrease when our own labor increases relative to subcontracted labor.

Indirect and selling expenses. Indirect and selling expenses for the nine months ended September 30, 2015 were $249.6 million compared to $218.6 million for the nine months ended September 30, 2014, an increase of $31.0 million or 14.2%. The increase in indirect and selling expenses is primarily attributable to the Olson acquisition. In addition, the nine months ended September 30, 2014 included a $2.8 million reduction to indirect and selling expenses related to a fair value adjustment for contingent consideration recorded as a result of the ECA acquisition. Indirect and selling expenses as a percent of revenue increased to 29.3% for the nine months ended September 30, 2015, compared to 28.3% for the nine months ended September 30, 2014.

Depreciation and amortization. Depreciation and amortization was $12.1 million for the nine months ended September 30, 2015, compared to $9.5 million for the nine months ended September 30, 2014. The increase in depreciation and amortization of $2.6 million, or 27.0%, was largely due to the acquisition of Olson.

 Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2015 was $12.9 million compared to $6.4 million for the nine months ended September 30, 2014. The $6.4 million increase was primarily due to the addition of $64.9 million of intangible assets as a result of the Olson acquisition, partly offset by reduced amortization related to intangible assets from acquisitions in prior years.

 Operating Income. For the nine months ended September 30, 2015, operating income was $56.2 million compared to $52.8 million for the nine months ended September 30, 2014, an increase of $3.4 million or 6.5%. Operating income as a percent of revenue decreased to 6.6% for the nine months ended September 30, 2015, from 6.8% for the nine months ended September 30, 2014. The decrease in operating income as a percentage of revenue is largely due to higher amortization resulting from the acquisition of Olson, partly offset by higher expenses during the nine months ended September 30, 2014 related to severance and acquisition costs.

Interest expense. For the nine months ended September 30, 2015, interest expense was $7.7 million, compared to $2.3 million for the nine months ended September 30, 2014. The $5.4 million increase was driven by borrowings to fund the acquisition of Olson, and an increase in the applicable interest rates under our Credit Facility due to the increased level of debt outstanding.

Other expense. Other expense was $1.5 million for the nine months ended September 30, 2015 compared to other expense of $1.0 million for the nine months ended September 30, 2014. Other expense for both periods primarily represents the reclassification of foreign currency translation losses from accumulated other comprehensive loss into earnings as a result of closing certain international offices as part of actions taken to improve our cost structure and operations.

Provision for Income Taxes. The effective income tax rate for the nine months ended September 30, 2015 and September 30, 2014, was 39.1% and 36.8%, respectively. The rate increase is primarily related to unfavorable adjustments for compensation costs and other expenses permanently not deductible for tax purposes.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Energy, environment, and infrastructure	33%	34%	33%	34%
Health, education, and social programs	47%	47%	46%	48%
Safety and security	8%	10%	8%	10%
Consumer and financial	12%	9%	13%	8%
Total	100%	100%	100%	100%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
U.S. federal government	49%	53%	48%	52%
U.S. state and local government	9%	11%	9%	11%
International government	7%	8%	7%	9%
Government	65%	72%	64%	72%
Commercial	35%	28%	36%	28%
Total	100%	100%	100%	100%

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

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Time-and-materials	42%	47%	43%	48%
Fixed-price	37%	33%	38%	33%
Cost-based	21%	20%	19%	19%
Total	100%	100%	100%	100%

The increase in fixed-price contracts revenue as a percent of total revenue and the decrease in time-and-materials contracts revenue as a percent of total revenue for the three and nine months ended September 30, 2015 compared to the prior-year periods are primarily due to the increase in fixed-price contracts from the acquisition of Olson.

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

Cost-based contracts. Under cost-based contracts (which include cost-based fixed fee, cost-based award fee, and cost-based incentive fee contracts, as well as grants and cooperative agreements), we are paid based on the allowable costs we incur, and usually receive a fee. All of our cost-based contracts reimburse us for our direct labor and fringe-benefit costs that are allowable under the contract; however, certain contracts limit the amount of overhead and general and administrative costs we can recover, which may be less than our actual overhead and general and administrative costs. In addition, our fees are constrained by fee ceilings and, in certain cases, such as with grants and cooperative agreements, we may receive no fee. Because of these limitations, our cost-based contracts, on average, are our least profitable type of contract, and we may generate less than the expected profit, or perhaps, incur a loss. Cost-based fixed-fee contracts specify the fee to be paid. Cost-based incentive-fee and cost-based award-fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	September 30,
	2015	2014
	(in millions)
Funded	$916.4	$832.2
Unfunded	1,052.3	1,046.3
Total	$1,968.7	$1,878.5

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

A reconciliation of gross revenue to service revenue follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Gross revenue	$288,951	$264,796	$851,427	$773,708
Subcontractor and other direct costs	(72,532)	(72,663)	(209,312)	(202,080)
Service revenue	$216,419	$192,133	$642,115	$571,628

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

A reconciliation of net income to EBITDA and adjusted EBITDA follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Net income	$11,545	$11,553	$28,619	$31,267
Other expense	52	335	1,473	991
Interest expense	2,674	800	7,727	2,288
Provision for income taxes	7,226	5,840	18,374	18,206
Depreciation and amortization	8,579	5,500	24,924	15,922
EBITDA	30,076	24,028	81,117	68,674
Acquisition-related expenses (1)	—	815	189	1,444
Special charges related to severance for staff realignment (2)	512	252	512	1,931
Special charges related to office closures	513	—	669	—
Adjusted EBITDA	$31,101	$25,095	$82,487	$72,049

(1)	Acquisition-related expenses include expenses related to closed and anticipated-to-close acquisitions.
(2)	Special charges related to severance were for the staff realignment in the second quarter of 2014 and the third quarter of 2015.

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

A reconciliation of diluted EPS to adjusted EPS and non-GAAP EPS follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Diluted EPS	$0.59	$0.59	$1.45	$1.56
Acquisition-related expenses, net of tax	—	0.02	—	0.04
Special charges related to severance for staff realignment, net of tax	0.01	0.01	0.01	0.06
Special charges related to office closures, net of tax	0.01	—	0.05	0.02
Adjusted EPS	0.61	0.62	1.51	1.68
Amortization of intangibles, net of tax	0.14	0.08	0.40	0.20
Non-GAAP EPS	$0.75	$0.70	$1.91	$1.88

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

We entered into our Credit Facility with a syndication of 11 commercial banks on May 16, 2014, which was further modified on November 5, 2014. The Credit Facility matures on May 16, 2019 (five years from the closing date). The Credit Facility allows for borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial, performance-based limitations and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. The Credit Facility is collateralized by substantially all of our assets and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of September 30, 2015, we were in compliance with our covenants under the Credit Facility.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.17% to 4.25% for the first nine months of 2015.

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under the Credit Facility. As of September 30, 2015, we had $332.2 million borrowed under our revolving line of credit and outstanding letters of credit of $3.7 million, resulting in unused borrowing capacity of $164.1 million on our Credit Facility (excluding the accordion), which is available for our working capital needs and for other purposes. Taking into account certain financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $110.1 million as of September 30, 2015.

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

Financial Condition. There were several changes in our balance sheet during the nine months ended September 30, 2015. Cash decreased to $5.7 million on September 30, 2015, from $12.1 million on December 31, 2014, and long-term debt decreased to $332.2 million on September 30, 2015, from $350.1 million on December 31, 2014. Accounts receivable, net, increased $11.4 million compared to December 31, 2014, while days-sales-outstanding remained the same at 74 days on September 30, 2015 and December 31, 2014. The increase in accounts receivable was due primarily to temporary timing differences in client billings. Accrued salaries and benefits and accounts payable decreased $10.2 million and $7.6 million, respectively, and days-payables-outstanding decreased from 58 days as of December 31, 2014 to 52 days as of September 30, 2015.

With the continued expansion and implementation of our international growth strategy, we have explored various options for mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We have forward contract agreements (“hedges”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair value of the hedges in our results of operations. As we continue to implement our international growth strategy, we may increase the number, size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. The current impact of the hedges to the consolidated financial statements is immaterial.

Share Repurchase Program. Our Board of Directors approved a share repurchase plan effective in November 2013 and expiring in November 2015, as amended, authorizing us to repurchase in the aggregate up to $75.0 million of our outstanding common stock. In the third quarter of 2015, our Board of Directors approved a new share repurchase plan effective in November 2015 that extends the share repurchase plan through November 2017 and continues to authorize share repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under the Credit Facility. Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the nine months ended September 30, 2015, we repurchased 406,234 shares under this program at an average price of $36.10 per share. Of the $75.0 million approved for share repurchases, approximately $30.6 million remained available as of September 30, 2015.

Cash and Cash Equivalents. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. Cash was $5.7 million and $12.1 million on September 30, 2015 and December 31, 2014, respectively.

Cash Flow. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2015 and September 30, 2014:

	Nine months ended September 30,
	2015	2014
	(in thousands)
Net cash provided by operating activities	$42,901	$19,536
Net cash used in investing activities	(14,012)	(70,119)
Net cash (used in) provided by financing activities	(33,803)	49,713
Effect of exchange rate changes on cash	(1,486)	(574)
Net decrease in cash	$(6,400)	$(1,444)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash of $42.9 million for the nine months ended September 30, 2015 compared to $19.5 million for the nine months ended September 30, 2014. Cash flows from operating activities for the first nine months of 2015 were positively impacted primarily by the income tax payable and deferred revenue, and were negatively impacted primarily by net contract receivables, due to temporary timing differences in client billings, accrued salaries and benefits, and accounts payable. Cash flows from operating activities for the first nine months of 2014 were positively impacted primarily by accrued expenses and were negatively impacted primarily by net contract receivables, due to temporary timing differences in client billings, prepaid expenses and other assets, deferred revenue and accrued salaries and benefits.

Investing activities used cash of $14.0 million for the nine months ended September 30, 2015, compared to $70.1 million for the nine months ended September 30, 2014. The cash used in investing activities for the first nine months of 2015 was primarily for capital expenditures. The cash used in investing activities for the first nine months of 2014 was primarily for our acquisitions of Mostra and CityTech and capital expenditures.

For the nine months ended September 30, 2015, cash flow used in financing activities of $33.8 million was largely attributable to $17.9 million in net payments on our revolving line of credit and cash used to repurchase shares under our share repurchase plan of $14.7 million. For the nine months ended September 30, 2014, cash flow provided by financing activities of $49.7 million was attributable primarily to $75.2 million in net advances on our revolving line of credit, as a result of acquisitions and working capital needs, partly offset by cash used for share repurchases of $24.4 million.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. As of September 30, 2015, we had 10 outstanding letters of credit with a total value of $3.7 million, primarily related to deposits to support our facility leases.

The following table summarizes our contractual obligations as of September 30, 2015 that require us to make future cash payments. For contractual obligations, we include payments that we have an unconditional obligation to make.

		Payments due by Period (In thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligation (1)	$361,480	$8,093	$16,186	$337,201	$—
Rent of facilities	254,702	36,226	69,366	62,405	86,705
Operating lease obligations	1,810	719	956	132	3
Other obligations	11,364	4,293	7,071	—	—
Total	$629,356	$49,331	$93,579	$399,738	$86,708

(1) Represents the obligation for principal and variable interest payments related to our Credit Facility assuming the principal amount outstanding and interest rates at September 30, 2015 remain fixed through maturity. These assumptions are subject to change in future periods.

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

Issuances of Common Stock. For the three months ended September 30, 2015, a total of 4,487 shares of unregistered common stock, valued at an aggregate of $140,670 were issued to six directors of the Company for director-related compensation on July 1, 2015 and September 30, 2015. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. The following table summarizes our share repurchase activity for the three months ended September 30, 2015:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1 – July 31	39,573	$35.38	39,573	$35,814,368
August 1 – August 31	104,533	$34.65	102,221	$32,275,769
September 1 – September 30	52,453	$33.47	50,661	$30,577,141
Total	196,559		192,455

(a)

The total number of shares purchased of 196,559 includes shares repurchased pursuant to our share repurchase program described further in footnote (b) below, as well as shares purchased from employees to pay required withholding taxes and the exercise price due upon the exercise of options and the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended September 30, 2015, we repurchased 4,104 shares of common stock for an aggregate cost of $140,830 from employees in satisfaction of tax withholding obligations. The average fair value of the common stock purchased in satisfaction of tax withholding obligations was $34.32 per share.

(b)

Our Board of Directors approved a share repurchase plan effective in November 2013 and expiring in November 2015 which authorizes us to repurchase our outstanding common stock. In March 2015, the plan was amended to increase the amount authorized for repurchases from $35.0 million to $75.0 million. In the third quarter of 2015, our Board of Directors approved a new share repurchase plan effective in November 2015 that extends the share repurchase plan through November 2017 and continues to authorize share repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under the Credit Facility. During the three months ended September 30, 2015, we repurchased 192,455 shares under this program at an average price of $34.49 per share.

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
101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

October 30, 2015	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

October 30, 2015	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)