Form 10-K
period 2015-12-31
ICF International, Inc.
filed 2016-03-08
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Large accelerated filer  ☐       Accelerated filer  ☒       Non-accelerated filer  ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $655 million based upon the closing price per share of $34.86, as quoted on the NASDAQ Global Select Market on June 30, 2015. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 29, 2016, 18,963,141 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the 2016 Annual Meeting of Stockholders expected to be held in June 2016.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” or otherwise described in our filings with the Securities and Exchange Commission (“SEC”), as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including, but not limited to:

•	our dependence on contracts with United States (“U.S.”) federal, state and local, and international governments, agencies and departments for the majority of our revenue;

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

The terms “we,” “our,” “us,” and “the Company,” as used throughout this Annual Report on Form 10-K, refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local government, unless otherwise indicated.

PART I

ITEM 1.        BUSINESS

COMPANY OVERVIEW

We provide professional services and technology-based solutions to government and commercial clients, including management, technology, and policy consulting and implementation services. We help our clients conceive, develop, implement, and improve solutions that address complex business, natural resource, social, technological, and public safety issues. Our services primarily address four key markets:

•	Energy, Environment, and Infrastructure

•	Health, Education and Social Programs

•	Safety and Security

•	Consumer and Financial

We categorize the revenue from our clients by key market based on what we consider to be the client’s primary market. Near the end of fiscal year 2014, we acquired OCO Holdings, Inc. and its various subsidiaries, including Olson + Co., Inc. (collectively, “Olson”). This acquisition broadened our consumer and financial market revenue. As a result, in the first quarter of 2015, we made certain changes to our then existing three key markets to better reflect our current business. First, we began to break out our revenues into four markets instead of three by adding a new market related to our consumer and financial client revenue, which was previously included in the health, social programs, and consumer/financial market. Second, we changed the name of the health, social programs, and consumer/financial market to health, education and social programs. Finally, we changed the name of our public safety and defense market and renamed it safety and security to more accurately reflect the nature of our client base.

We provide services across these four markets that deliver value throughout the entire life cycle of a policy, program, project, or initiative, from research and analysis and assessment and advice to design and implementation of programs and technology-based solutions, and the provision of engagement services and programs. Our primary services include:

•

Research and Analytic Services. We research critical policy, industry, and stakeholder issues, trends, and behavior. We collect and analyze wide varieties of data to understand critical issues and options for our clients.

•

Assessment and Advisory Services. We measure and evaluate results and their impact and, based on those assessments, we provide advice to our clients on how to navigate societal, market, business, communication, and technology challenges.

•

Design and Management Services. We design, develop, and manage plans, frameworks, programs and tools that are key to our clients’ mission or business performance. These programs often relate to the analytics and advice we provide.

•

Solution Identification and Implementation Services. We identify, define, and implement technology-based systems and business tools that make our clients’ organizations more effective and efficient. These solutions are implemented through a wide range of standard and customized methodologies designed to match our clients’ business context.

•

Engagement Services. We inform and engage our clients’ constituents, customers, and employees through public relations, branding and marketing, multichannel and strategic communications, and enterprise training and communications programs. Our engagement services frequently rely on our digital design and implementation skills.

Within our four markets, we perform work for both government and commercial clients. Our government clients include federal clients, state and local clients, as well as governments outside the U.S. Our commercial clients include both U.S. and international clients. Our clients utilize our services because we offer a combination of deep subject-matter expertise, technical solutions, and institutional experience in our market areas. We believe that our domain expertise and the program knowledge developed from our research and analytic and assessment and advisory engagements (which we refer to hereafter as “research and advisory services”) further position us to provide our full suite of services.

We generated revenue of $1,132.2 million, $1,050.1 million, and $949.3 million in 2015, 2014, and 2013, respectively. Our total backlog was approximately $1.8 billion, $1.9 billion, and $1.7 billion as of December 31, 2015, 2014, and 2013, respectively. See further discussion in “Contract Backlog.”

As of December 31, 2015, we had more than 5,000 employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our more than 55 regional offices throughout the U.S., and more than 10 offices outside the U.S., including offices in the United Kingdom (“UK”), Belgium, China, India and Canada.

We report operating results and financial data in one operating and reportable segment. See our revenue, net income and total assets as presented in the consolidated financial statements and the related notes included elsewhere in this Annual Report.

OUR COMPANY INFORMATION

ICF International, Inc. began as a Delaware limited liability company formed in 1999 under the name ICF Consulting Group Holdings, LLC. It was formed to purchase our principal operating subsidiary, which was founded in 1969, from a larger services organization. A number of our current senior managers participated in this transaction, along with private equity investors. We converted to a Delaware corporation in 2003 and changed our name to ICF International, Inc. in 2006. We completed our initial public offering in October 2006 and filed a shelf registration statement on Form S-3 in September 2009, pursuant to which we sold additional shares of our common stock to the public in December 2009.

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

MARKET OPPORTUNITY, SERVICES, AND SOLUTIONS

Complex, long-term market factors, as well as secular trends, are changing the way we live and the way government and industry operate and interact. Some of the most critical factors are centered firmly in our four key market areas.

In the energy, environment, and infrastructure market, these factors include: the changing mix of sources used to generate electricity and the related policy and infrastructure issues resulting from those changes; the changing position of the U.S. in the world’s energy markets overall; an increasing focus on renewables, energy efficiency, and climate change; an aging transportation infrastructure; increasing drought and need to invest in water infrastructure and conservation; and environmental degradation.

In the health, education and social programs market, these factors include: the increasing level of healthcare expenditures and efforts at healthcare reform; global public health and health security issues, including potential global epidemics; aging populations across the globe; increasing military and veteran health demands; continued focus on disease prevention; the perceived declining performance of the U.S. educational system compared to other countries; and the desire to find more efficient means to deliver social and educational programs.

In the safety and security market, these factors include: the continuing spectrum of all-hazard threats, including cybersecurity threats, terrorism, severe weather and climatological changes, as well as infrastructure protection.

In the consumer and financial market, these factors include increased use of interactive data technologies to link organizations with consumers and other stakeholders in more varied and personalized ways, and less reliance on traditional print and television marketing; changing industry structures in marketing and advertising services; the desire for greater return on marketing investment; and the continued elevation of data analytics as a business management and marketing tool.

In addition to these market-based factors, secular trends across all of our markets are increasing the demand for research and advisory services that drive our business. These trends include: increased government focus on efficiency and mission performance management; generational changes; the emphasis on transparency and accountability; and an increased demand for combining domain knowledge of client mission and programs with innovative technology-enabled solutions. We see growth opportunities for technology-based solutions involving digital services and strategic communications across all of our markets.

We believe that demand for our services will continue as government, industry, and other stakeholders seek to understand and respond to these and other factors. We expect that our government clients will continue to utilize professional services firms with relevant domain expertise to assist with designing new programs, enhancing existing ones, and offering transformational solutions based on applicable experience evaluating and improving such programs, and to deploy innovative information and communications technology. In addition, commercial organizations affected by these programs will need to understand such changes, as well as their implications, in order for them to plan appropriately. More broadly, we believe our commercial clients will demand innovative services and solutions that can help them connect with customers and stakeholders in an increasingly connected and crowded marketplace. We believe that our institutional knowledge and subject-matter expertise in our four key markets are distinct competitive advantages in providing our clients with practical, innovative solutions, which are directly applicable to their mission or business, with a faster deployment of the right resources. Moreover, we believe we will be able to leverage the domain expertise and program knowledge we have developed through our research and advisory assignments and our experience with program management, technology-based solutions, and engagement projects to win larger engagements, thereby increasing returns on business development investment and driving higher employee utilization. Rapid changes in technology, including the omnipresent influence of mobile, social, and cloud technologies, also demand new ways of communicating, evaluating and implementing programs across all of our markets, and we are focused on leveraging our expertise in technology to capitalize on those changes.

Our future results will depend on the success of our strategy to capitalize on our competitive strengths, including our success in maintaining our long-standing client relationships, to seek larger engagements across the program life cycle in our four key markets and to complete and successfully integrate strategic acquisitions. In our four key markets, we will continue to focus on building scale in vertical and horizontal domain expertise; developing business with both our government and commercial clients; and replicating our business model geographically in selective regions of the world. In doing so, we will continue to evaluate strategic acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

Energy, Environment, and Infrastructure

For decades, we have advised on energy and environmental issues, including the impact of human activity on natural resources, and have helped develop solutions for infrastructure-related challenges. In addition to addressing government policy and regulation in these areas, our work focuses on industries that are affected by these policies and regulations, particularly those industries most heavily involved in the use and delivery of energy. Significant factors affecting suppliers, users, and regulators of energy are driving private and public sector demand for professional services firms, including:

•	Changing power markets, sources of supply, the U.S. EPA’s Clean Power Plan, and an increased demand for alternative sources of energy;

•	Ongoing efforts to upgrade energy infrastructure to meet new power, transmission, environmental, and cybersecurity requirements and to enable more distributed forms of generation; and

•	The need to manage energy demand and increase efficient energy use in an era of environmental concerns, especially regarding carbon and other emissions.

We assist energy enterprises worldwide in their efforts to analyze, develop, and implement strategies related to their business operations and the interrelationships of those operations with the environment and applicable government regulations. We utilize our policy expertise, deep industry knowledge, and proprietary modeling tools to advise government and commercial clients on key topics related to electric power, traditional fuels, and renewable sources of energy. Our areas of expertise include power market analysis and modeling, transmissions analysis, electric system reliability standards, energy asset valuation and due diligence, regulatory and litigation support, fuels market analysis, air regulatory strategy, and renewable energy and green power.

We also assist commercial and government clients in designing, implementing, and evaluating energy efficiency programs both for residential and for commercial and industrial sectors. Utility companies must balance the changing demand for energy with a price-sensitive, environmentally conscious consumer base. We help utilities meet these needs, guiding them through the entire life cycle of energy efficiency programs, including policy and planning, technical requirements, implementation and improvement.

Carbon emissions are an important focus of federal government regulation, international governments, many state and local governments, and multinational corporations around the world. Reducing or offsetting greenhouse gas (“GHG”) emissions continues to be the subject of both public and private sector interest, and the regulatory landscape in this area is still evolving. The need to address carbon and other harmful emissions has significantly changed the way the world’s governments and industries interact and continues to be one of the drivers of interest in energy efficiency. Moreover, how government and business adapt to the effects of climate change is growing in importance. We support governments at the federal and state and local level, including providing comprehensive support to NASA’s Global Climate Research Program. Additionally, we support ministries and agencies of the government of the UK and European Commission, as well as commercial clients, on these and related issues.

We also have decades of experience in designing, evaluating, and implementing environmental policies and transportation infrastructure projects. A number of key issues are driving increased demand for the services we provide in these areas, including:

•	Increased focus on the proper stewardship of natural resources;

•	Aging water, energy, and transportation infrastructure, particularly in the U.S.;

•	The increasing exposure of infrastructure to damage and interference by severe weather events influenced by a changing climate;

•	Under-investment historically in U.S. transportation infrastructure; and

•	Changing patterns of economic development that require transportation systems and energy infrastructure to adapt to new patterns of demand.

By leveraging our interdisciplinary skills, which range from finance and economics to earth and life sciences, information technology, and program management, we are able to provide a wide range of services that include complex environmental impact assessments, environmental management information systems, air quality assessments, program evaluation, transportation planning and operational improvement, strategic communications, and regulatory reinvention. We help clients deal specifically with the interrelated environmental, business, and social implications of issues surrounding all transportation modes and infrastructure. From the environmental management of complex infrastructure engagements to strategic and operational concerns of airlines and airports, our solutions draw upon our expertise and institutional knowledge in transportation, urban and land use planning, industry management practices, financial analysis, environmental sciences, and economics.

Health, Education and Social Programs

We also apply our expertise across our full suite of services in the areas of health, education and social programs. We believe that a confluence of factors will drive an increased need for public and private focus on these areas, including, among others:

•	Expanded healthcare services to underserved segments of the population;

•	Rising healthcare expenditures, which require the evaluation of the effectiveness and efficiency of current and new programs;

•	Growing awareness of the threats from the global spread of disease;

•	The emphasis on improving the effectiveness of the U.S. and other countries’ educational systems;

•	The need for greater transparency and accountability of public sector programs;

•	A continued high need for social support systems;

•	A changing regulatory environment; and

•	Military personnel returning home from active duty with health and social service needs.

We believe we are well positioned to provide our services to help our clients develop and manage effective programs in the areas of health, education and social programs at the international, national, regional, and local levels. Our subject-matter expertise includes public health, mental health, international health and development, health communications and associated interactive technologies, education, child and family welfare needs, housing and communities, and substance abuse. Our combination of domain knowledge and our experience in information technology-based applications provides us with strong capabilities in health and social programs informatics and analytics, which we believe will be of increasing importance as the need to manage information grows. We partner with our clients in the government and commercial sectors to increase their knowledge base, support program development, enhance program operations, evaluate program results, and improve program effectiveness.

In the area of public health, we support many agencies and programs within the Department of Health and Human Services (“HHS”), including the National Institutes of Health (“NIH”) and the Centers for Disease Control and Prevention (“CDC”), conducting primary data collection and analyses, assisting in designing, delivering, and evaluating programs, managing technical assistance centers, providing instructional systems, developing information technology applications, and managing information clearinghouse operations. Increasingly, we provide multichannel communications and messaging for public health programs using capabilities similar to our commercial marketing business. We also provide training and technical assistance for early care and educational programs (such as Head Start), and health and demographic surveys in developing countries for the Department of State (“DOS”). In the area of social programs, we provide extensive training, technical assistance, and program analysis and support services for a number of the housing and disaster recovery programs of the Department of Housing and Urban Development (“HUD”) and state and local governments. In addition, we provide research, program design, evaluation, and training for educational initiatives at the federal and state level. We provide similar services to a variety of UK ministries, as well as several Directorates-General of the European Commission.

Safety and Security

Safety and security programs continue to be a critical priority of the federal government, state and local governments, international governments (especially in Europe), and in the commercial sector. We believe we are positioned to meet the following key safety concerns:

•	Vulnerability of critical infrastructure to cyber and terrorist threats;

•	Increasing risks to enterprises’ reputations in the wake of a cyber-attack;

•	Broadened homeland security concerns that include areas such as health, food, energy, water, and transportation;

•	Reassessment of the emergency management functions of homeland security in the face of natural disasters;

•	Safety issues around crime and at-risk behavior;

•	Increased dependence on private sector personnel and organizations in emergency response; and

•	The need to ensure that critical functions and sectors are resilient and able to recover quickly after attacks or disasters.

These security concerns create demand for government programs that can identify, prevent, and mitigate key cybersecurity and disaster impacts and the societal issues they cause.

In addition, the Department of Defense (“DoD”) is undergoing major transformations in its approach to strategies, processes, organizational structures, and business practices due to several complex, long-term factors, including:

•	The changing nature of global security threats, including cybersecurity threats;

•	Family issues associated with globally-deployed armed forces; and

•	The increasing need for real-time information sharing and logistics modernization and network-centric planning requirements, and the global nature of conflict arenas.

We provide key services to the Department of Homeland Security (“DHS”), Department of Justice (“DOJ”), DoD, and analogous Directorates-General at the European Commission. At DHS, we assist in shaping and managing critical programs to ensure the safety of communities, developing critical infrastructure protection plans and processes, establishing goals and capabilities for national preparedness at all levels of government in the U.S., and managing the national program to test radiological emergency preparedness at the state and local government levels in communities adjacent to nuclear power facilities. At DOJ, we provide technical and communications assistance to programs that help victims of crime and at-risk youths. We support DoD by providing high-end strategic planning, analysis, and technology-based solutions in the areas of logistics management, operational support, command and control, and cybersecurity. We also provide the defense sector with environmental management, human capital assessment, military community research, and technology-enabled solutions. At the European Commission, we provide support and analytical services related to justice and home affairs issues within the European context.

Consumer and Financial

In the area of consumer and financial, we combine our expertise in strategic communications, marketing and creative services and public relations with our strengths in interactive and mobile technologies to help companies develop stronger relationships and engage with their customers and stakeholders across all channels, whether via traditional or digital media, to drive better business results. In an effort to enhance our positioning and build awareness outside of our traditional client set, we have combined capabilities from our recent acquisitions to create a full-service, technology-rooted agency that guides brands digitally through informed strategy, inspired creative design, and technical know-how. We have the capability to complete projects big or small across all channels, such as web, social, mobile, intranets and emerging platforms, through end-to-end technology-based implementations for local and global clients. Target customer areas include airlines, airports, electric and gas utilities, oil companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies.

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly-educated professional staff with deep subject-matter knowledge

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs across our major markets. Our thought leadership is based on years of training, experience, and education. We are able to apply our in-depth knowledge of our subject-matter experts and our experience developed over 40 years of providing research and advisory services to address the problems and issues our clients are facing. As of December 31, 2015, approximately 32% of our benefits-eligible staff held post-graduate degrees in diverse fields such as the social sciences, business and management, physical sciences, public policy, human capital, information technology, mathematics, engineering, planning, economics, life sciences, and law. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

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

We have strong, long-standing relationships with clients across a diverse set of markets

The long-term relationships we maintain with many of our clients reflect our successful track record of fulfilling our clients’ needs. We have advised both the Environmental Protection Agency (“EPA”) and HHS for more than 30 years, the Department of Energy (“DOE”) for more than 25 years, DoD for more than 20 years, certain commercial clients in our energy markets for more than 20 years, the European Commission for more than 10 years, and we have multi-year relationships with many of our other clients in both our government and commercial client base. We have numerous contacts at various levels within our clients’ organizations, ranging from key decision-makers to functional managers. The long-standing nature and breadth of our client relationships adds greatly to our institutional knowledge, which, in turn, helps us carry out our client engagements more effectively and maintain and expand such relationships. Our extensive experience and client contacts, together with our prime-contractor position on a substantial majority of our contracts and onsite presence, gives us clearer visibility into future opportunities and emerging requirements. We believe our balance between civilian and defense agencies, our commercial presence, and the diversity of the markets we serve help mitigate the impact of annual shifts in our clients’ budgets and priorities.

Our research and advisory services position us to capture a full range of engagements

We believe our research and advisory approach, which is based on our subject-matter expertise combined with an understanding of our clients’ requirements and objectives, is a significant competitive differentiator that helps us gain access to key client decision-makers during the initial phases of a policy, program, project, or initiative. We use our expertise and understanding to formulate customized recommendations for our clients. We believe this domain expertise and the program knowledge developed from our research and advisory engagements further position us to provide a full suite of services across the entire life cycle of a particular policy, program, project, or initiative. As a result, we are able to understand our clients’ requirements and objectives as they evolve over time. We then use this knowledge to provide continuous improvement across our entire range of services, which maintains the relevance of our recommendations.

Our technology-enabled solutions are driven by our subject-matter expertise and creativity

Government and commercial decision-makers have become increasingly aware that, to be effective, technology-based solutions need to be seamlessly integrated with people and processes. We possess strong knowledge in information technology and a thorough understanding of organizational behavior and human decision processes. This combination of skills, along with our domain knowledge, allows us to deliver technology-enabled solutions tailored to our clients’ business and organizational needs with less start-up time required to understand client issues. In addition, many of our clients seek to deploy cutting-edge solutions to communicate and transact with citizens, stakeholders, and customers in a multichannel environment, and doing so takes both our constantly-refreshed technical know-how and world-class creativity.

Our proprietary tools, analytics and methods allow us to deliver superior solutions to our clients

We believe our innovative, and often proprietary, analytics and methods are key competitive differentiators because they enhance our ability to deliver customized solutions to our clients, and enable us to deliver services in a more cost-effective manner than our competitors. For example, we have developed industry-standard energy and environmental models that are used by governments and commercial entities around the world for energy planning and air quality analyses, and have also developed a suite of proprietary climate change tools to help the private sector develop strategies for complying with GHG emission reduction requirements. Our loyalty marketing services are often provided via our proprietary Tally software. We maintain proprietary databases that we continually refine and that are available to be incorporated quickly into our analyses on client engagements. In addition, we also have proprietary program management methodologies and services that we believe can help governments improve performance measurement, support chief information officer and science and engineering program activities, and reduce security risks.

We are led by an experienced management team

Our management team, consisting of approximately 260 officers with the title of vice president or higher, possesses extensive industry experience and had an average tenure of 13 years with us as of December 31, 2015 (including prior service with companies we have acquired). This low turnover allows us to retain institutional knowledge. Our managers are experienced both in marketing efforts and in successfully managing and executing our key services. Our management team also has experience in acquiring other businesses and integrating those operations with our own. A number of our managers are industry-recognized thought leaders. We believe that our management’s successful past performance and deep understanding of our clients’ needs have been differentiating factors in competitive situations.

We have a broad global presence

We have significantly broadened our geographic presence in recent years through strategic acquisitions and internal growth and now serve our clients with a global network of more than 55 regional offices throughout the U.S., and more than 10 offices in key markets outside the U.S., including offices in the UK, Belgium, China, India and Canada. Our global presence also gives us access to many of the leading experts on a variety of issues around the world, allowing us to expand our knowledge base and areas of functional expertise. Over the past year, we worked in dozens of countries, helping government and commercial clients with energy, environment, infrastructure, healthcare, marketing, interactive technology/e-commerce, and air transport matters.

STRATEGY

Our strategy to increase our revenue and shareholder value involves the following key elements:

Expand our commercial businesses

We plan to pursue higher-margin commercial projects. We believe we have strong, global client relationships in both the commercial energy and air transport markets, where our margins have historically been higher than those in our government market. We continue to see growth opportunities in our current commercial business in the utility sector, as well as significant potential for us to expand our business in other commercial areas, such as aviation and digital marketing and strategic communications services, both domestically and internationally.

We view the energy industry as a particularly attractive market for us over the next decade due to concerns over controlling energy costs and limiting climate and environmental impacts, increased state and federal regulation, the need for cleaner and more diverse sources of energy, and the concomitant need for additional infrastructure to transport and/or convert those new energy sources. We also believe that the combination of our vertical domain expertise with our digital marketing expertise makes us a provider of choice for high value-added assignments in that arena. Although we believe the utility industry will continue to be a strong market for research and advisory services, particularly in light of the growing focus on regulatory actions and alternative energy sources, we intend to leverage our existing relationships and institutional expertise to pursue and capture additional, typically higher-margin opportunities. For example, we believe we can continue to expand our program and technology-based services in areas such as assisting with the implementation of energy efficiency programs, information technology applications, and environmental management services for larger utilities. In addition, the growth of interest in sustainability and energy efficiency issues has created opportunities to offer these types of services to new clients beyond our traditional sectors. We believe these factors, coupled with our expansive national and global footprint, will result in a greater number of engagements that will also be larger in size and scope.

We expect other sectors, such as information service providers and travel and tourism, to continue to expand their interest in these services as these industries better understand their energy consumption options and the positive benefits of demonstrating environmental stewardship. Our broad range of services to the aviation industry make us well positioned to capitalize on significant industry changes, including substantial airline equipment upgrades to newer, more efficient aircraft models in a cost-constrained environment; renovations of older airports to adapt to newer aircraft; and the development of concession strategies to attract more customers.

Our engagement services, including marketing, interactive technology, and strategic communications offerings, are well-positioned to support the continuing growth of multichannel engagement and e-commerce. Our acquisitions of CityTech, Inc. (“CityTech”) and Olson in 2014 broadened our client offerings, particularly in the areas of content management, marketing and digital services. We can now offer complete end-to-end solutions for chief marketing officers, chief communications officers, and chief technology officers as they invest in digital marketing platforms and solutions. We deliver cutting-edge digital strategy support, as well as the creative services that help brands, products and services succeed in a crowded marketplace.

Replicate our business model across government and industry in selective geographies

We believe the services we provide to our energy, environment, and infrastructure market have especially strong growth potential throughout the world. Europe’s growing need for cutting-edge climate change, energy, and environmental solutions is well suited to our domain expertise and our acquisitions of GHK Holdings Limited (“GHK”) in early 2012 and Mostra SA (“Mostra”) in 2014 have increased our offerings to the UK government and to the European Commission. Moreover, our offices in Asia represent substantial markets for new sources of energy, clean energy and energy efficiency services, as well as transportation infrastructure improvements, and strategies to address severe air and carbon pollution issues. We believe our ability to offer energy, infrastructure, climate change, and environmental services to both commercial and government clients in this region from local offices, typically staffed by native citizens, positions us to help clients address these key issues and to expand our market presence. We have focused our geographic footprint by selectively closing or reducing the size of offices which appear to be unlikely to generate profitable growth in the near to medium term, generally in nations or regions undergoing either economic or political challenges.

Strengthen our technology-based offerings

With our acquisitions of Ironworks Consulting L.L.C. (“Ironworks”) in 2011, Ecommerce Accelerator LLC (“ECA”) in 2013, and CityTech and Olson in 2014, we strengthened our services in the fields of content and customer relationship management, loyalty marketing, and end-to-end e-commerce. We are positioned to increase these services by expanding the technological underpinnings of our business, while bringing these marketing and e-commerce solutions, as well as expanded data management and analytics offerings to allow our clients to better link themselves with consumers and other stakeholders.

Leverage research and advisory work into full life cycle solutions

We plan to continue to leverage our research and advisory services and strong client relationships to increase our revenue from longer running engagements. These engagements could include: information services and technology-based solutions, project and program management, business process solutions, marketing and communications delivery, strategic communications, and technical assistance and training. Our research and advisory services provide us with insight and understanding of our clients’ missions and goals. We believe the domain expertise and program knowledge we develop from these assignments position us to capture a greater portion of larger execution engagements. However, we will need to undertake such expansion carefully to avoid actual, potential, and perceived conflicts of interest. See “Risk Factors—Risks Related to our Business—The diversity of the services we provide, and the clients we serve, may create actual, potential, and perceived conflicts of interest and conflicts of business that limit our growth and lead to potential liabilities for us.”

Defend, expand, and deepen our presence in core federal and state and local government markets

The current environment of federal and state and local budgetary constraints has created challenging market conditions for all competitors in the government services sector. We will focus not only on defending our current market footprint, but also on innovating to continue expanding across key growth markets, such as federal government health-related and cybersecurity initiatives, digital services, and disaster recovery work to state and local governments. We will continue to provide innovative solutions that help our public sector clients “do more with less.” We will specifically target deeper penetration of those agencies that currently procure services only from one or two of our service areas. We believe we can leverage many of our long-term client relationships by introducing these existing clients, where appropriate, to our other services. For example, we plan to introduce many of our research and advisory clients to our capabilities to provide associated information technology, cybersecurity, large-scale program management, and strategic communications and digital services. Given the increasing focus on deficit reduction and transparency, we can also offer clients our extensive performance measurement, program evaluation, and performance management services. Finally, having grown to more than 55 offices across the U.S., we can focus more of our business development efforts on addressing the needs of federal and state and local government agencies with operations outside of the Washington, D.C. metropolitan area.

Pursue larger prime contract opportunities

We believe that continuing to expand our client engagements into services we offer as part of our end-to-end client solutions enables us to pursue larger prime contract opportunities, which should provide a greater return on our business development efforts and allow for increased employee utilization. We plan to continue to target larger and longer-term opportunities through greater emphasis on early identification of opportunities, strategic capture and positioning, and enhanced brand recognition. We believe that the resulting increase in the scale, scope, and duration of our contracts will help us continue to grow our business.

Pursue strategic acquisitions

We plan to augment our organic growth with strategic acquisitions. Since the beginning of 2011, we have added a number of companies including: Marbek Resource Consultants Ltd. (“Marbek”) in January 2011; AeroStrategy L.L.C. (“AeroStrategy”) in September 2011; Ironworks in December 2011; GHK in February 2012; Symbiotic Engineering, L.L.C. (“Symbiotic”) in September 2012; ECA in July 2013; Mostra in February 2014; CityTech in March 2014; and Olson in November 2014. Our more recent acquisitions are discussed further in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Acquisitions and Business Combinations.” We plan to continue a disciplined acquisition strategy to obtain new clients, increase our size and market presence, and obtain capabilities that complement our existing portfolio of services, while focusing on cultural compatibility and positive financial impact.

CLIENT AND CONTRACT MIX

Government clients (including federal, state and local, and international governments) and commercial clients (including U.S. and international) accounted for approximately 65% and 35%, respectively, of our 2015 revenue, approximately 70%, and 30%, respectively, of our 2014 revenue, and approximately 72% and 28%, respectively, of our 2013 revenue. Our clients span a broad range of civilian and defense agencies and commercial enterprises. Commercial clients include non-profit organizations and universities, while government clients include the World Bank and the United Nations. In general, a client is considered government if the primary funding of that client is from a government agency or institution. If we are a subcontractor, then the client is not considered to be the prime contractor but rather the ultimate client receiving the services from the prime contractor team.

In 2015, 2014, and 2013, our three largest clients were HHS, DOS, and DoD. The following table summarizes the percentage of our total revenue for each of these.

	Year ended December 31,
	2015	2014	2013
Department of Health and Human Services	18%	17%	18%
Department of State	8%	8%	8%
Department of Defense	5%	6%	7%
Total	31%	31%	33%

Most of our revenue is derived from prime contracts, which accounted for approximately 85%, 86%, and 86% of our revenue for 2015, 2014, and 2013, respectively. Unless the context otherwise requires, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Our contract periods typically extend from one month to five years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. In 2015, 2014, and 2013, no single contract accounted for more than 4% of our revenue. Our 10 largest contracts by revenue collectively accounted for approximately 15%, 14%, and 16% of our revenue in 2015, 2014, and 2013, respectively.

Our international operations pose special risks, as discussed below in “Risk Factors—Risks Related to Our Business—Our international operations pose additional risks to our profitability and operating results.” The table below details information on our domestic and international revenues for each of the three years presented. Revenue is attributed to location based on the geographic areas to which a contract is awarded. Certain immaterial amounts in the prior year have been reclassified to conform to current year presentation.

	Year ended December 31,
	2015	2014	2013
	(In thousands)
U.S.	$1,013,211	$919,098	$865,976
International	119,021	131,036	83,327
Total	$1,132,232	$1,050,134	$949,303

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

Our funded and estimates of unfunded and total backlog were as follows at December 31:

	2015	2014	2013
	(In millions)
Funded	$791.9	$849.9	$696.5
Unfunded	1,025.5	1,018.4	959.8
Total backlog	$1,817.4	$1,868.3	$1,656.3

There were no awards included in our 2015, 2014 or 2013 backlog amounts that were under protest.

BUSINESS DEVELOPMENT

Our business development efforts are critical to our organic growth. Our business development processes and systems are designed to enable agility and speed-to-market over the business development life cycle, especially given the distinctions between commercial and public sectors. Business development efforts in priority market areas, which include some of our largest federal agency accounts (HHS, DOS, DOE, Department of Transportation and EPA), are executed through account teams, each of which is headed by a corporate account executive and supported by dedicated corporate business development professionals and senior staff from the relevant operational area. Each account executive has significant authority and accountability to set priorities and bring to bear the appropriate resources, focusing on larger and strategically important pursuits. Each team participates in regular executive reviews. Our non-federal government clients are served by account leaders from operating units and coordinated by senior executives within industry sectors (e.g. energy) where such coordination is deemed appropriate to enhance our business development opportunities. This account-based approach allows deep insight into the needs of our clients. It also helps us anticipate our clients’ evolving requirements over the coming 12 to 18 months and position ourselves to meet those requirements. Each of our operational areas is responsible for maximizing sales in our existing accounts and finding opportunities in closely-related accounts.

The corporate business development function also includes a market research and competitive intelligence group, a proposal group, a marketing group, a communications group, and a strategic capture unit. The marketing group engages in brand marketing and strategic marketing program development and execution to raise awareness of our services and solutions across our markets, and to generate leads for further pursuit by sales personnel. Our contracts and administration function leads our pricing decisions in partnership with the business development account teams and operational areas.

COMPETITION

We operate in a highly competitive and fragmented marketplace and compete against a number of firms in each of our key markets. Some of our principal competitors include: Abt Associates Inc.; AECOM Technology Corporation; Alliance Data Systems Corporation; Booz Allen Hamilton Holding Corporation; CACI International Inc.; Cambridge Systematics, Inc.; CRA International, Inc.; CSRA Inc.; Deloitte LLP; Eastern Research Group, Inc.; Cardno ENTRIX, Inc.; L-3 Communications Corporation; Leidos Holdings, Inc.; Lockheed Martin Corporation; ManTech International Corporation; Navigant Consulting, Inc.; Northrop Grumman Corporation; Omnicom Group Inc.; PA Consulting Group; PricewaterhouseCoopers (PwC); Publicis Group; SAIC, Inc.; Research Triangle Institute; Tetra Tech Inc.; Westat, Inc., and WPP Plc. In addition, within each of our key markets, we have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Some of our competitors are significantly larger than we are and have greater access to resources and stronger brand recognition than we do.

We consider the principal competitive factors in our market to be client relationships, reputation and past performance of the firm, client references, technical knowledge and industry expertise of employees, quality of services and solutions, scope of service offerings, and pricing.

INTELLECTUAL PROPERTY

We own a number of trademarks and copyrights, and have an issued patent and pending patent applications that help maintain our business and competitive position. Sales and licenses of our intellectual property do not currently comprise a substantial portion of our revenue or profit. We rely on the technology and models, proprietary processes, and other intellectual property we own or have rights to use in our analyses and other work we perform for our clients. We use these innovative, and often proprietary, software, analytical models and tools throughout our service offerings. Our staff regularly maintains, updates, and improves these software, models, and tools based on our corporate experience. In addition, we sometimes retain limited rights in software applications we develop for clients. We use a variety of means to protect our intellectual property, but there can be no assurance that it will be adequately protected.

EMPLOYEES

As of December 31, 2015, we had more than 5,000 benefits-eligible (full-time and regular part-time) employees, approximately 32% of whom held post-graduate degrees in diverse fields such as social sciences, business and management, physical sciences, public policy, human capital, information technology and mathematics, engineering, planning, economics, life sciences, and law. Approximately 65% of these employees held a bachelor’s degree or equivalent or higher. Our professional environment encourages advanced training to acquire industry-recognized certifications, rewards strong job performance with advancement opportunities, and fosters ethical and honest conduct. Our salary structure, incentive compensation, and benefit packages are competitive within our industry.

ITEM 1A.      RISK FACTORS

The following discussion of “risk factors” sets forth some of the most significant factors that may adversely affect our business, operations, financial position or future financial performance, reputation and/or value of our stock. This information should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and related notes incorporated by reference into this Annual Report on Form 10-K. Because of the following factors, as well as other factors, whether known or unknown, affecting our business, operations, financial position or future financial performance, reputation and/or value of our stock, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

RISKS RELATED TO OUR INDUSTRY

The failure of Congress to approve appropriations bills in a timely manner for the federal government agencies and departments we support, or the failure of the President and Congress to reach an agreement on fiscal issues, could delay and reduce spending, cause us to lose revenue and profit, and affect our cash flow.

On an annual basis, Congress is required to approve appropriations bills that govern spending by each of the federal government agencies and departments we support. When Congress is unable to agree on budget priorities, and thus is unable to pass annual appropriations bills on a timely basis, it typically enacts a continuing resolution. Continuing resolutions generally allow federal government agencies and departments to operate at spending levels based on the previous fiscal year. When agencies and departments operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and for new initiatives may be delayed or cancelled. Thus, the failure by Congress to approve appropriations bills in a timely manner can result in the loss of revenue and profit when federal government agencies and departments are required to cancel or change existing or new initiatives or the deferral of revenue and profit to later periods due to delays in implementing existing or new initiatives. There is also the possibility that Congress will not enact appropriations bills or a continuing resolution in a timely manner. Furthermore, the federal government may not be able to fund its operations due to a failure by Congress to raise the U.S. debt ceiling. In such events, many parts of the federal government, including agencies, departments, programs, and projects we support, may “shut down,” which could have a substantial negative affect on our revenue, profit, and cash flow. The budgets of many of our state and local government clients are also subject to similar processes, and thus subject us to similar risks and uncertainties.

In addition, in an effort to control the federal government deficit, Congress passed the Budget Control Act of 2011 (the “Budget Act”), which mandated the reduction of discretionary spending by the federal government by $1.2 trillion over 10 years. While some of these reductions have been rescinded, the spending caps through 2021 remain in place and, unless they are also rescinded, could significantly constrain federal discretionary spending for the services we provide. Because we derive a significant portion of our revenue from contracts with federal government clients, a decline in federal government expenditures and/or a shift of expenditures away from programs we support, whether as a result of the Budget Act or otherwise, would likely have a negative impact on our business and results.

Government spending priorities may change in a manner adverse to our business.

We derived approximately 48%, 51%, and 58% of our revenue in 2015, 2014, and 2013, respectively, from contracts with federal government clients, and approximately 17%, 19%, and 14% of our revenue from contracts with state and local governments and international governments in 2015, 2014, and 2013, respectively. Expenditures by our federal government clients may be restricted or reduced by presidential or congressional action, by action of the Office of Management and Budget, by action of individual agencies or departments, or by other actions. In addition, many state and local governments are not permitted to operate with budget deficits and nearly all state and local governments face considerable challenges in balancing their budgets. Accordingly, we expect that some of our government clients may delay payments due to us, may eventually fail to pay what they owe us, and/or may delay certain programs and projects. For some government clients, we may face a difficult choice: turn down (or stop) work with the risk of damaging a valuable client relationship, or perform work with the risk of not getting paid in a timely fashion or perhaps at all. Federal, U.S. state, and local government elections could also affect spending priorities and budgets at all levels of government. In addition, increased deficits and debt at all levels of government, both domestic and international, may lead to reduced spending by agencies and departments on projects or programs we support.

Our failure to comply with complex laws, rules, and regulations could cause us to lose business and subject us to a variety of penalties and sanctions.

We must comply with laws, rules, and regulations that affect how we do business with our clients and impose added costs on our business. Each client has its own laws, rules, and regulations that affect its contracts. Some of the more significant laws and regulations affecting the formation, administration, and performance of government contracts include:

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

Any failure to comply with applicable federal, and/or state and local government laws, rules and regulations could subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal, state and local government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and/or the value of our stock.

In addition, the federal government and other governments with which we do business may change their procurement practices or adopt new contracting laws, rules, or regulations that could be costly to satisfy or that could impair our ability to obtain new contracts and reduce our revenue and profit, for example, by curtailing the use of services firms or increasing the use of firms with a “preferred status,” such as small businesses.

Recent acquisitions and increased contracting with international governments, agencies, and departments have increased our presence in countries outside of the U.S. Failure to abide by laws, rules and regulations applicable to our work outside the U.S. could have similar effects to those described above.

We are subject to various routine and non-routine governmental reviews, audits and investigations, and unfavorable government audit results could force us to adjust previously reported operating results, could affect future operating results, and could subject us to a variety of penalties and sanctions.

Federal government departments and agencies, including the NIH, and many U.S. states audit and review our contract performance, pricing practices, cost structure, financial capability, and compliance with applicable laws, rules, and regulations. Audits could raise issues that have significant adverse effects, including, but not limited to, substantial adjustments to our previously reported operating results and substantial effects on future operating results. If a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal and state and local government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and/or the value of our stock. We may also lose business if we are found not to be sufficiently able to meet ongoing cash flow and financial obligations on a timely basis. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether true or not. Federal government audits have been completed on our incurred contract costs only through 2006; audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews by federal, state and local governments may still be conducted on all our government contracts, even for periods before 2006.

Our contracts may contain provisions that are unfavorable to us and permit our clients to, among other things, terminate our contracts partially or completely at any time prior to completion.

Our contracts may contain provisions that allow our clients to terminate or modify these contracts at their convenience upon short notice. If a client terminates one of our contracts for convenience, we may only bill the client for work completed prior to the termination, plus any commitments and settlement expenses the client agrees to pay, but not for any work not yet performed. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in contract options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we would have no right to seek lost fees or other damages. In addition, certain contracts with international government clients may have more severe and/or different contract clauses than what we are accustomed to with federal, state and local government clients, such as penalties for any delay in performance. If a client were to terminate, decline to exercise options under, or curtail further performance under one or more of our major contracts, our revenue and operating results could be adversely affected.

Our commercial work depends on certain sectors of the global economy that are highly cyclical, which can lead to substantial variations in our revenue and profit from period to period.

In recent years, we have significantly expanded our work with commercial clients, due in large part to strategic acquisitions. Our commercial clients, which include clients outside the U.S., generated approximately 35%, 30%, and 28% of our revenue in 2015, 2014, and 2013, respectively. This increased reliance on commercial clients presents new risks and challenges. For example, our commercial work is heavily concentrated in cyclical industries such as energy, air transport, environmental, health, retail and financial services. Demand for our services from our commercial clients has historically declined when their industries have experienced downturns, and we expect a decline in demand for our services when these industries experience a downturn in the future. Other factors that could negatively affect our commercial business include, but are not limited to, a decline in general economic conditions, changes in the worldwide geopolitical climate, increases in the cost of energy, the financial condition of our clients, and government regulations.

RISKS RELATED TO OUR BUSINESS

Maintaining our client relationships and professional reputation are critical to our ability to successfully win new contracts and renew expired contracts.

Our client relationships and professional reputation are key factors in maintaining and growing our business, revenue and profit levels under contracts with our clients. We continually bid for and execute new contracts, and our existing contracts continually become subject to re-competition and expiration. If we are not able to replace the revenue from these contracts, either through follow-on contracts or new contracts for those requirements or for other requirements, our revenue and operating results may be adversely affected. Upon the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. There can be no assurance that those expiring contracts we are servicing will continue after their expiration, that the client will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition (e.g., set aside for small businesses), or that we will be successful in any such re-procurements or in obtaining subcontractor roles. Any factor that diminishes our reputation or client relationships with federal, state and local governments, international governments, as well as commercial clients, could make it substantially more difficult for us to compete successfully for both new engagements and qualified employees. To the extent our reputation and/or client relationships deteriorate, our revenue and operating results could be adversely affected.

Our reliance on GSA Schedule and other IDIQ contracts creates the risk of volatility in our revenue and profit levels.

We believe that one of the elements of our success is our position as a prime contractor under GSA Schedule contracts and other IDIQ contracts. As these types of contracts have increased in importance over the last several years, we believe our position as a prime contractor has become increasingly important to our ability to sell our services to federal government clients. However, these contracts require us to compete for each delivery order and task order, rather than having a more predictable stream of activity during the term of a contract. In addition, we may spend considerable cost and managerial time and effort to prepare bids and proposals for contracts that we may not win. There can be no assurance that we will continue to obtain revenue from such contracts at current levels, or in any amount, in the future. To the extent that federal government agencies and departments choose to employ GSA Schedule contracts and other IDIQ contracts encompassing activities for which we are not able to compete or provide services, we could lose business, which would negatively affect our revenue and profitability.

We may not receive revenue corresponding to the full amount of our backlog, or may receive it later than we expect, which could adversely affect our revenue and operating results.

The calculation of backlog is highly subjective and subject to numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based on factors such as the amount of revenue we have recently recognized on that contract, our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. In the case of contracts that may be renewed at the option of the client, we generally calculate backlog by assuming that the client will exercise all of its renewal options; however, the client may elect not to exercise its renewal options. In addition, federal government contracts rely on congressional appropriation of funding, which is typically provided only partially at any point during the term of federal government contracts, and all or some of the work to be performed under a contract may require future appropriations by Congress and the subsequent allocation of funding by the procuring agency or department to the contract. Protests of contracts continue to be common in our industry, and successful protests of contracts awarded to us could also adversely affect our backlog and our potential associated revenue. Our estimate of the portion of backlog that we expect to recognize as revenue in any future period is likely to be inaccurate because the receipt and timing of this revenue often depends on subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders and delivery orders, many of which are beyond our control. In addition, we may never receive revenue from some of the engagements that are included in our backlog, and this risk is greater with respect to unfunded backlog. Although we adjust our backlog to reflect modifications to, or renewals of, existing contracts, awards of new contracts, or approvals of expenditures, if we fail to realize revenue corresponding to our backlog, our revenue and operating results could be adversely affected.

Failure to identify, hire, train and retain talented employees who are committed to our mission and vision could have a negative effect on our reputation and our business.

Our business, which provides professional services and technology-based solutions to government and commercial clients, largely depends on our ability to attract and retain qualified employees. Additionally, as our business continues to evolve, as we acquire new businesses, and as we provide a wider range of services, we become increasingly dependent upon our employees. If we are unable to recruit and retain a sufficient number of qualified employees that are committed to our mission and vision, we may incur higher costs related to an increase in subcontractors, hiring, training and retention. Additionally, the loss of key personnel could impair our ability to effectively serve our clients and maintain and grow our business, and our future revenue and operating results could be adversely affected.

Because much of our work is performed under task orders and delivery orders, and sometimes under short-term assignments, we are exposed to the risk of not having sufficient work for our staff, which can affect revenue and profit.

We perform some of our work under short-term contracts. Even under many of our longer-term contracts, we perform much of our work under individual task orders and delivery orders, many of which are awarded on a competitive basis. If we cannot obtain new work in a timely fashion, whether through new contracts, task orders, or delivery orders, modifications to existing contracts, or otherwise, we may not be able to keep our staff profitably utilized, which may result in challenges related to retaining talented members of our staff and also adversely impact our financial results. It is difficult to predict when such new work or modifications will be obtained. There can be no assurance that we can profitably manage the utilization of, or retain, our staff.

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

The federal government and some clients have increased the use of fixed-price contracts. We derived 38% of our revenue from fixed-price contracts in 2015, as compared to 34% in 2014 and 29% in 2013. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. We realize a profit on fixed-price contracts only if we can control our costs and prevent cost overruns on our contracts. Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs, and availability of labor, equipment and materials, and other exigencies. We could experience cost overruns if these estimates are inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, or the inability of our vendors or subcontractors to perform. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have an adverse impact on our business and earnings.

In our consumer and financial market, we provide digital marketing services in a highly competitive and constantly evolving market. Our success in this market depends upon our ability to develop and integrate new technologies into our business and enhance our existing products and services, as well as our ability to respond to rapid changes in technology in order to remain competitive.

In our consumer and financial market, which has expanded due to certain acquisitions, including the acquisition of Olson, we provide digital marketing services in highly competitive markets. We compete principally with large systems consulting and implementation firms, traditional and digital advertising and marketing agencies, offshore consulting and outsourcing companies, and clients’ internal information systems departments. To a lesser extent, other competitors include boutique consulting firms that maintain specialized skills and/or are geographically focused. We expect these competitors to devote significant effort to maintaining and growing their respective market shares. If we cannot respond effectively to advances by our competitors in this market, or grow our own business efficiently, our overall business and operating results could be adversely affected.

Our success in this competitive market depends in part on our ability to adapt to rapid technological advances and evolving standards in computer hardware and software development and media infrastructure, changing and increasingly sophisticated customer needs and newly-developed digital marketing services and platform introductions and enhancements. If, within this market, we are unable to develop new or sufficiently differentiated products and services, enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet demand, our overall business and operating results could be adversely affected.

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

The Road Home contract provided us with significant opportunities, but also created substantial risks. A number of these risks continue beyond the term of the contract. We still have lawsuits pending, and other claims have been made against us in connection with this contract. New lawsuits may be filed and new claims may be made against us in the future including, but not limited to, claims by subcontractors and others who are dissatisfied with the amount of money they have received from, or their treatment under, the Road Home program. We have defended such lawsuits and claims vigorously and plan to continue to do so, but we have not prevailed in every case and may not prevail in future cases. Although the contract provides that, with several exceptions, we are allowed to charge, as an expense under the contract, reasonable costs and fees incurred in defending and paying claims brought by third parties arising out of our performance, there can be no assurance that our costs and fees will be reimbursed. The State of Louisiana has not reimbursed us for the majority of such costs or fees and has not reimbursed any such costs or fees since 2008. The outstanding contract receivables related to defending and paying claims were fully reserved as of December 31, 2015.

In addition and as discussed in “Note N—Contingencies and Commitments” in our financial statements, the State of Louisiana, Office of Community Development, has made a significant claim against us for alleged overpayments to grant applicants, currently totaling approximately $175.3 million. The State has also indicated that as it continues to review homeowner grant calculations, it expects to assert additional demands in the future, increasing the aggregate claim amount. We have communicated with the State in an effort to resolve its claim and we will continue to do so. The State may elect to pursue this claim in the future. If the State elects to pursue the claim, there is a 10-year statute of limitations applicable to any claim brought in a judicial proceeding.  Prior to commencing any judicial proceeding, the State must first submit the claim for administrative review to the Louisiana Commissioner of Administration pursuant to state law. The result of this administrative review can then be challenged or confirmed in court by either the State or ICF. We intend to defend our position vigorously, believing the State’s claim to be unfounded and improper; however, there is no guarantee that we will be successful in our efforts. We believe this claim has no merit, and therefore have not recorded a liability as of December 31, 2015.

As discussed above, the Road Home contract has been, and we expect it to continue to be, audited, investigated, reviewed, and monitored frequently by federal and state government authorities and their representatives. These activities may consume significant management time and effort; further, the contract provides that we are subject to audits for a period after the date of the last payment made under the contract. Findings from any audit, investigation, review, monitoring, or similar activity could subject us to civil and criminal penalties and administrative sanctions from federal and state government authorities, which could substantially adversely affect our reputation, our revenue, our operating results, and the value of our stock.

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

Due in part to the competitive bidding process under which government contracts are awarded, we are at risk of incurring expenses and delays if one or more of our competitors protest contracts awarded to us. Contract protests continue to be more common in our industry and may result in a requirement to resubmit offers for the protested contract or in the termination, reduction, or modification of the awarded contract. It can take many months to resolve contract protests and, in the interim, the contracting government agency or department may suspend our performance under the contract pending the outcome of the protest. Even if we prevail in defending the contract award, the resulting delay in the startup and funding of the work under these contracts may adversely affect our operating results.

Moreover, in order to protect our competitive position, we may protest the contract awards of our competitors. This process takes the time and energy of our executives and employees, is likely to divert management’s attention from other important matters, and could cause us to incur outside expenses.

Our international operations pose additional risks to our profitability and operating results.

We have offices in the UK, Belgium, China, India and Canada, among others, and expect to continue to have international operations and offices, some of which are in underdeveloped countries that do not have a well-established business infrastructure. We also perform work in some countries where we do not have a physical office. Some of the countries in which we work have a history of political instability or may expose our employees and subcontractors to physical danger. Expansion into selective new geographic regions requires considerable management and financial resources, the expenditure of which may negatively impact our results, and we may never see any return on our investment.

Geopolitical events in the European Union may also adversely impact our business. Specifically, the UK or other member states may conduct referenda leading to an exit from the European Union, resulting in a reduction in funding for the European Commission that could lead to a reduction in the funding and scope of our work for the European Commission. In addition, security and sovereignty issues resulting from geopolitical events, or the European Union negotiations driven by those events, could change the current balance of responsibility established between the European Commission and member nations, which could also reduce the funding and scope of our work for the European Commission.

Our operations are subject to risks associated with operating in, and selling to and in, countries other than the U.S., that could, directly or indirectly, adversely affect our international and domestic operations and our overall revenue, profit, and operating results including, but not limited to:

•

compliance with the laws, rules, regulations, policies, legal standards, and enforcement mechanisms of the U.S. and the other countries in which we operate, including bribery and anti-corruption laws, economic sanctions, trade restrictions, local tax and income laws, and local labor and employment laws, which are sometimes inconsistent;

•	restrictions on the ability to repatriate profits to the U.S. or otherwise move funds;

•	potential personal injury to personnel who may be exposed to military conflicts and other hostile situations in foreign countries;

•	expropriation and nationalization of our assets or those of our subcontractors, and other inabilities to protect our property rights; and/or

•

difficulties in managing and staffing such operations, including obtaining work permits or visas, identifying qualified local employees, operating according to different local labor laws and regulations, dealing with different local business cultures and practices, and collecting contract receivables.

In addition, as our work with international clients grows in selective geographies, certain of our revenues and costs are increasingly denominated in other currencies. Where such revenues and costs are denominated in other currencies, they are translated to U.S. dollars for financial reporting purposes. Our revenues and profits may decrease as a result of currency fluctuations and devaluations and limitations on the conversion of foreign currencies into U.S. dollars. We currently have forward contract agreements (“hedges”) related to our operations in Europe. We recognize changes in the fair-value of the hedges in our results of operations. We may increase the number, size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. We cannot be sure that our hedges will be successful in reducing the risks to us of our exposure to foreign currency fluctuations and, in fact, the hedges may adversely affect our operating results.

As we develop new services, clients and practices, enter new lines of business, and focus more of our business on providing a full range of client solutions, our operating risks increase.

As part of our corporate strategy, we are attempting to leverage our research and advisory services to sell a full range of services across the life cycle of a policy, program, project, or initiative, and we are regularly searching for ways to provide new services to clients. In addition, we plan to extend our services to new clients, into new lines of business, and into new selective geographic locations. As we focus more on implementation and improvement, attempt to develop new services, clients, practice areas and lines of business, open new offices, and do business in new geographic locations, those efforts could be unsuccessful and adversely affect our results of operations.

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

We derive a portion of our revenue from contracts under which we act as a subcontractor or from “teaming” arrangements in which we and other contractors jointly bid on particular contracts, projects, or programs. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract, whether resulting from our performance or the performance of another contractor, could tarnish our reputation, result in a reduction of the amount of our work under, or termination of, that contract or other contracts, and cause us not to obtain future work, even when we perform as required. Moreover, our revenue, profit and operating results could be adversely affected if any prime contractor or teammate does not pay our invoices in a timely fashion, chooses to offer products or services of the type that we provide, teams with other companies to provide such products or services, or otherwise reduces its reliance upon us for such products or services.

We depend on our intellectual property and our failure to protect it could harm our competitive position.

Our success depends in part upon our internally developed technology and models, proprietary processes, and other intellectual property that we incorporate in our products and utilize to provide our services. If we fail to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Government clients typically retain a perpetual, worldwide, royalty-free right to use the intellectual property we develop for them in a manner defined within government regulations, including providing it to other government agencies or departments, as well as to our competitors in connection with their performance of government contracts. When necessary, we seek authorization to use intellectual property developed for the government or to secure export authorization. Government clients may grant us the right to commercialize software developed with government funding, but they are not required to do so. If we improperly use intellectual property that was even partially funded by government clients, these clients could seek damages and royalties from us, sanction us, and prevent us from working on future government contracts. Actions could also be taken against us if we improperly use intellectual property belonging to others besides our government clients. In addition, there can be substantial costs associated with protecting our intellectual property which can also have an adverse effect on our results of operations.

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

We store and process increasingly large amounts of confidential information concerning our employees, customers and vendors, as well as confidential information on behalf of our customers (such as information regarding applicants in programs on which we perform services through our contractual relationships with customers). Therefore, we must ensure that we are at all times compliant with the various privacy laws, rules, and regulations in all of the countries within which we are operating. These laws, rules, and regulations can vary significantly from country to country, with many being more onerous than those in the U.S. The risk of failing to comply with these laws, rules, and regulations increases as we continue to expand globally in selective geographies. Moreover, we must ensure that all of our vendors who have access to such information also have the appropriate privacy policies, procedures and protections in place.

Although we take appropriate measures to protect such information, the continued occurrence of high-profile data breaches of other companies provides evidence of an external environment increasingly hostile to information security. Cybersecurity attacks in particular are evolving, and we face the constant risk of cybersecurity threats, including computer viruses, attacks by computer hackers and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and/or corruption of data. In particular, as a federal government contractor, we face a heightened risk of a security breach or disruption with respect to personally identifiable, sensitive but unclassified, classified, or otherwise protected data resulting from an attack by computer hackers, foreign governments and/or cyber terrorists. Improper disclosure of this information could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws, rules and regulations that protect personal or other confidential data, resulting in increased costs or loss of revenue.

This environment demands that we continuously improve our design and coordination of security controls. Despite these efforts, it is possible that our security controls over data, our training, and other practices we follow may not prevent the improper disclosure of personally identifiable or other confidential information.

RISKS RELATED TO ACQUISITIONS

When we undertake acquisitions, they may present integration challenges, fail to perform as expected, increase our liabilities, and/or reduce our earnings.

One of our growth strategies is to make strategic acquisitions. When we complete acquisitions, it may be challenging and costly to integrate the acquired businesses due to operating and integrating new accounting systems, differences in the locations of personnel and facilities, differences in corporate cultures, disparate business models, or other reasons. If we are unable to successfully integrate acquired companies, our revenue and operating results could suffer. In addition, we may not successfully achieve the anticipated cost efficiencies and synergies from these acquisitions. Also, our costs for managerial, operational, financial, and administrative systems may increase and be higher than anticipated. During and following the integration of an acquired business, we may experience attrition, including losing key employees and/or clients of the acquired business, which could adversely affect our future revenue and operating results and prevent us from achieving the anticipated benefits of the acquisition.

Businesses we acquire may have liabilities or adverse operating issues, or both, that we either fail to discover through due diligence or underestimate prior to the consummation of the acquisition. These liabilities and/or issues may include the acquired business’ failure to comply with, or other violations of, applicable laws, rules, or regulations or contractual or other obligations or liabilities. As the successor owner, we may be financially responsible for, and may suffer harm to our reputation or otherwise be adversely affected by, such liabilities and/or issues. An acquired business also may have problems with internal controls over financial reporting, which could in turn cause us to have significant deficiencies or material weaknesses in our own internal controls over financial reporting. These and any other costs, liabilities, issues, and/or disruptions associated with any past or future acquisitions, and the related integration, could harm our operating results.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in business conditions could cause these assets to become impaired, requiring write-downs that would adversely affect our operating results.

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of December 31, 2015, goodwill and purchased intangibles accounted for approximately 63% and 5%, respectively, of our total assets. Under U.S. generally accepted accounting principles (“GAAP”), we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives, but instead review them annually (or more frequently if impairment indicators arise) for impairment. Although we have to date determined that such assets have not been impaired, future events or changes in circumstances that result in an impairment of goodwill or other intangible assets would have a negative impact on our profitability and operating results.

RISKS RELATED TO OUR CORPORATE AND CAPITAL STRUCTURE

Provisions of our charter documents and Delaware law may prevent or deter potential acquisition bids to acquire us and other actions that stockholders may consider favorable, and the market price of our common stock may be lower as a result.

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

•

our stockholders are required to comply with advance notice procedures to nominate candidates for election to our board of directors or to place stockholders’ proposals on the agenda for consideration at stockholder meetings; and

•

the approval of the holders of capital stock representing at least two-thirds of our voting power is required to amend our indemnification obligations, director classifications, stockholder proposal requirements, and director candidate nomination requirements set forth in our amended and restated certificate of incorporation and amended and restated bylaws.

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

As a result of our acquisitions, we have incurred substantial debt in the past. As of December 31, 2015, we had an aggregate of $311.5 million of outstanding indebtedness under a credit facility that will mature in May 2019. Subject to the limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future. Our ability to pay interest and repay the principal for our indebtedness, as well as meet our debt and operations covenant requirements, is dependent upon our ability to manage our business operations, generate sufficient cash flows to service such debt and other factors discussed in this section. If we are unable to comply with the terms of our financing agreements or obtain additional required financing, this could ultimately result in a significant adverse effect on our financial results and the value of our stock. Among other things, our debt could:

•	make it difficult to obtain additional financing for working capital, capital expenditures, acquisitions, or other general corporate purposes;

•	result in a substantial portion of our cash flow from operations being dedicated to the payment of the principal and interest on our debt, as well as used to make debt service payments;

•	limit our flexibility in planning for, and reacting to, changes in our business and the marketplace;

•	place us at a competitive disadvantage relative to other less leveraged firms; and

•	increase our vulnerability to economic downturns and rises in interest rates.

 Should any of these or other unforeseen consequences arise, they could have an adverse effect on our business, financial condition, results of operations, future business opportunities and/or ability to satisfy our obligations under our debt.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

We lease our offices and do not own any real estate. As of December 31, 2015, we leased approximately 330,000 square feet of office space at our corporate headquarters at 9300/9302 Lee Highway, Fairfax, Virginia (in the Washington, D.C. metropolitan area) through December 2022 (the “Fairfax Offices”). The Fairfax Offices house a portion of our operations and almost all of our corporate functions, including most of our staff within executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts.

As of December 31, 2015, we had leases in place for approximately 1.3 million square feet of office space in more than 65 office locations throughout the U.S. and around the world, with various lease terms expiring over the next 11 years. As of December 31, 2015, approximately 8,000 square feet of the space we leased was subleased to other parties. We believe that our current office space, as well as other office space we expect to be able to lease, will meet our needs for the next several years. Lastly, a portion of our operations staff is housed at client-provided facilities, pursuant to the terms of a number of our client contracts.

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

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “ICFI.” The high and low sales prices of our common stock for each quarter for the two years 2015 and 2014 are as follows:

	Sales Price Per Share (in dollars)
	High	Low
2015 Fourth Quarter	$37.25	$29.19
2015 Third Quarter	$37.21	$30.11
2015 Second Quarter	$42.43	$34.09
2015 First Quarter	$43.73	$37.00
2014 Fourth Quarter	$42.48	$30.33
2014 Third Quarter	$36.59	$30.75
2014 Second Quarter	$40.95	$33.92
2014 First Quarter	$44.34	$32.85

Holders

As of February 29, 2016, there were 40 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

Dividends

We have neither declared nor paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2010 through December 31, 2015, with the cumulative total return on (i) the NASDAQ Composite, (ii) the Russell 2000 stock index, and (iii) our peer group composed of other governmental and commercial service providers: The Advisory Board Company; Booz Allen Hamilton Holding Corporation; CACI International Inc.; CBIZ, Inc.; CDI Corporation; Convergys Corporation; The Corporate Executive Board Company; CRA International, Inc.; Exponent Inc.; FTI Consulting, Inc.; Gartner, Inc.; GP Strategies Corporation; Huron Consulting Group Inc.; IHS Inc.; Leidos Holdings, Inc.; ManTech International Corporation; Maximus, Inc.; Navigant Consulting, Inc.; NCI, Inc.; Resources Connection Inc.; Science Applications International Corporation (SAIC); Tetra Tech, Inc.; Unisys Corporation; and VSE Corporation (a “Peer Group”). As part of the annual process of reviewing our peer group, management ensures that the selected companies remain aligned with our evolving business strategy. There were no changes to our peer group with the exception of excluding Sapient Corporation since it was acquired in February 2015. The comparison below assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

	Year Ended December 31,
	2011	2012	2013	2014	2015
ICF International, Inc.	$96.35	$91.14	$134.95	$159.33	$138.26
NASDAQ Composite	100.53	116.92	166.19	188.78	199.95
Russell 2000 Index	95.82	111.49	154.78	162.35	155.18
Peer Group	97.51	110.67	157.61	169.71	175.44

 Recent Sales of Unregistered Securities

During the three months ended December 31, 2015, we issued the following securities that were not registered under the Securities Act of 1933, as amended (“Securities Act”). No underwriters were involved in the following issuances of securities.

(a) Issuances of Common Stock:

For the three months ended December 31, 2015, a total of 5,015 shares of unregistered common stock, valued at an aggregate of $173,064 were issued to seven of our directors on October 1, 2015 and December 31, 2015 for director-related compensation.

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

Purchases of Equity Securities by Issuer

The following table summarizes the share repurchase activity during the three months ended December 31, 2015 for our share repurchase plan that expired on November 4, 2015.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (a)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (a)
October 1 – October 31	—	$—	—	$30,577,141
November 1 – November 30	34,138	$31.16	34,138	$—
December 1 – December 31	—	$—	—	$—
Total	34,138	$31.16	34,138

(a)

Our Board of Directors approved a share repurchase plan effective in November 2013 that expired on November 4, 2015, which authorized us to repurchase in the aggregate up to $35.0 million of our outstanding common stock. In March 2015, the plan was amended to allow repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under our Credit Facility as defined in “Note I—Long-term Debt” in the “Notes to Consolidated Financial Statements.”

The following table summarizes the share repurchase activity during the three months ended December 31, 2015 under our new share repurchase plan effective November 5, 2015 and shares purchased in satisfaction of employee tax withholding obligations.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 – October 31	—	$—	—	$—
November 1 – November 30	199,044	$33.33	198,282	$39,887,059
December 1 – December 31	—	$—	—	$39,887,059
Total	199,044	$33.33	198,282

(a)

The total number of shares purchased of 199,044 includes shares repurchased pursuant to our share repurchase program described further in footnote (b) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended December 31, 2015, we repurchased 762 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $33.46 per share.

(b)

In the third quarter of 2015, our Board of Directors approved a new share repurchase plan, effective November 5, 2015, and expiring on November 4, 2017 that authorizes share repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under our revolving line of credit. Our Credit Facility, which we entered into on May 16, 2014, further limits our share repurchases to $75.0 million during the duration of the Credit Facility, net of new issuances as defined in the Credit Facility. During the three months ended December 31, 2015, we repurchased 198,282 shares under this program at an average price of $33.33 per share.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial data derived from our audited consolidated financial statements and other information for each of the five years presented. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited financial statements and the related notes included elsewhere in this Annual Report. The financial information below reflects the results or impact of our acquisitions since the date the entities were purchased.

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(in thousands, except per share amounts)
Statement of Earnings Data:
Revenue	$1,132,232	$1,050,134	$949,303	$937,133	$840,775
Direct costs	694,436	654,946	591,516	583,195	520,522
Operating costs and expenses:
Indirect and selling expenses	329,159	302,020	272,387	263,878	240,964
Depreciation and amortization	16,222	13,369	11,238	9,789	10,258
Amortization of intangible assets	17,184	10,437	9,477	14,089	9,550
Operating Income	75,231	69,362	64,685	66,182	59,481
Interest expense	(10,072)	(4,254)	(2,447)	(3,946)	(2,747)
Other (expense) income	(1,559)	(958)	(12)	(325)	26
Income before income taxes	63,600	64,150	62,226	61,911	56,760
Provision for income taxes	24,231	24,120	22,896	23,836	21,895
Net income	$39,369	$40,030	$39,330	$38,075	$34,865

Earnings per share (“EPS”):
Basic	$2.04	$2.04	$1.99	$1.94	$1.77
Diluted	$2.00	$2.00	$1.95	$1.91	$1.75
Weighted-average shares:
Basic	19,335	19,608	19,755	19,663	19,684
Diluted	19,663	19,997	20,186	19,957	19,928

Other Operating Data (Unaudited):
Service revenue(1)	$849,122	$774,394	$709,774	$705,295	$619,806
EBITDA(2)	108,637	93,168	85,400	90,060	79,289
Adjusted EBITDA(2)	110,740	98,626	86,303	90,736	80,971
Adjusted EPS(3)	2.10	2.19	1.98	1.93	1.80
Non-GAAP EPS(3)	2.64	2.51	2.28	2.36	2.09

	As of December 31,
	2015	2014	2013	2012	2011
Consolidated balance sheet data:	(in thousands)
Cash and cash equivalents	$7,747	$12,122	$8,953	$14,725	$4,097
Net working capital	83,756	85,186	76,124	91,671	96,257
Total assets	1,083,159	1,110,340	700,914	709,721	694,615
Long-term debt	311,532	350,052	40,000	105,000	145,000
Total stockholders’ equity	523,276	500,689	474,091	428,750	393,028

(1)

Service revenue represents revenue less subcontractor and other direct costs, such as third-party materials and travel expenses. Service revenue is not a recognized term under U.S. GAAP and does not purport to be an alternative to revenue as a measure of operating performance. Service revenue is a measure used by us to evaluate our margins for services performed and, therefore, we believe it is useful to investors. We generally expect the ratio of direct costs as a percentage of revenue to increase when our own labor decreases relative to subcontractor labor or outside consultants. A reconciliation of revenue to service revenue follows:

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Revenue	$1,132,232	$1,050,134	$949,303	$937,133	$840,775
Subcontractor and other direct costs	(283,110)	(275,740)	(239,529)	(231,838)	(220,969)
Service revenue	$849,122	$774,394	$709,774	$705,295	$619,806

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

EBITDA and adjusted EBITDA are not recognized terms under U.S. GAAP and do not purport to be an alternative to net income as a measure of operating performance, or to cash flows from operating activities as a measure of liquidity. Because not all companies use identical calculations, this presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly-titled measures used by other companies. EBITDA and adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, capital expenditures, and debt service. We have a revolving line of credit that includes covenants based on EBITDA, subject to certain adjustments. A reconciliation of net income to EBITDA and adjusted EBITDA follows:

	Year ended December 31,
	2015	2014	2013	2012	2011
	(In thousands)
Net income	$39,369	$40,030	$39,330	$38,075	$34,865
Other expense (income)	1,559	958	12	325	(26)
Interest expense	10,072	4,254	2,447	3,946	2,747
Provision for income taxes	24,231	24,120	22,896	23,836	21,895
Depreciation and amortization	33,406	23,806	20,715	23,878	19,808
EBITDA	108,637	93,168	85,400	90,060	79,289
Acquisition-related expenses	189	2,243	903	676	1,682
Special charges related to severance for staff realignment	1,118	1,931	—	—	—
Special charges related to office closures	796	1,284	—	—	—
Adjusted EBITDA	$110,740	$98,626	$86,303	$90,736	$80,971

(3)

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

	Year ended December 31,
	2015	2014	2013	2012	2011

Diluted EPS	$2.00	$2.00	$1.95	$1.91	$1.75
Acquisition-related expenses, net of tax	0.01	0.07	0.03	0.02	0.05
Special charges related to severance for staff realignment, net of tax	0.04	0.06	—	—	—
Special charges related to office closures, net of tax	0.05	0.06	—	—	—
Adjusted EPS	2.10	2.19	1.98	1.93	1.80
Amortization of intangibles, net of tax	0.54	0.32	0.30	0.43	0.29
Non-GAAP EPS	$2.64	$2.51	$2.28	$2.36	$2.09

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

OVERVIEW AND OUTLOOK

We provide professional services and technology-based solutions to government and commercial clients, including management, technology, and policy consulting and implementation services. We help our clients conceive, develop, implement, and improve solutions that address complex natural resource, social, and public safety issues. Our services primarily address four key markets: energy, environment, and infrastructure; health, education and social programs; safety and security; and consumer and financial. We provide services across these four markets that deliver value throughout the entire life cycle of a policy, program, project, or initiative, from research and analysis and assessment and advice to design and implementation of programs and technology-based solutions, and the provision of engagement services and programs.

In prior years we have had three markets; however, due to the acquisition of Olson near the end of fiscal year 2014, we made certain changes to better reflect our current business starting in the first quarter of 2015. First, we began to break out our revenues into four markets instead of three by adding a new market related to our consumer and financial client revenue, which was previously included in the health, social programs, and consumer/financial market. Second, we changed the name of the health, social programs, and consumer/financial market to health, education and social programs. Finally, we changed the name of our public safety and defense market and renamed it safety and security to more accurately reflect the nature of our client base. The criteria for determining the clients, and related revenue, presented in each of the classifications remains the same.

Our clients utilize our services because we combine diverse institutional knowledge and experience in their activities with the deep subject-matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. We categorize our clients into two classifications; government and commercial. Within the government classification, we present three client sub-classifications: federal government, state and local government, and international government.

Our major clients are federal government departments and agencies. Our federal government clients have included every cabinet-level department, most significantly HHS, DOS, and DoD. Federal government clients generated approximately 48%, 51%, and 58% of our revenue in 2015, 2014, and 2013, respectively. State and local government clients generated approximately 10%, 10%, and 9% of our revenue in 2015, 2014, and 2013, respectively. International government clients generated approximately 7%, 9%, and 5% of our revenue in 2015, 2014, and 2013, respectively.

We also serve a variety of commercial clients worldwide, including airlines, airports, electric and gas utilities, oil companies, hospitals, health insurers, and other health-related companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. Our commercial clients, which include clients outside the U.S., generated approximately 35%, 30%, and 28% of our revenue in 2015, 2014, and 2013, respectively. We have successfully worked with many of our clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

We report operating results and financial data as a single segment based on the consolidated information used by our chief operating decision-maker in evaluating the financial performance of our business and allocating resources. Our single segment represents our core business—professional services for government and commercial clients.

Although we describe our multiple service offerings to four markets to provide a better understanding of our business, we do not manage our business or allocate our resources based on those service offerings or markets.

In 2015, we saw growth in commercial client revenue, federal government revenue, and state and local government revenue, which was partially offset by lower international government revenue, primarily due to the impact of foreign currency exchange rate fluctuations. Revenue increased to $1,132.2 million, representing growth of approximately 7.8% for the year ended December 31, 2015 compared to the prior year. Operating income increased 8.5% to $75.2 million for the year ended December 31, 2015 compared to the prior year; however, net income declined 1.7% to $39.4 million, largely driven by higher interest expense due to borrowings to fund the Olson acquisition, as well as an increase in amortization for intangible assets resulting from the Olson acquisition.

Our 2014 acquisitions of Olson, Mostra and CityTech have contributed to the continued diversification of our revenue sources, consistent with our growth strategy. The acquisition of Olson, a leading provider of marketing technology and digital services, was significant and was completed on November 5, 2014. The aggregate purchase price of approximately $298.2 million in cash was funded by our Fourth Amended and Restated Business Loan and Security Agreement (the “Credit Facility”). Due to the increased level of debt outstanding under our Credit Facility, applicable interest rates, as determined by the pricing matrices governing the Credit Facility, increased approximately one percentage point following the acquisition. We anticipate that interest expense will decrease over the next 12 months based on our expectation of a reduction in the average balance of debt outstanding. In 2015, amortization of intangibles increased $6.7 million, largely due to the acquisition of Olson; however we expect this amortization to decrease over the next 12 months as some of these intangibles assets become fully amortized. As a result of the acquisitions of Olson and CityTech and future growth expectations for our commercial business, we anticipate our concentration of revenue to commercial clients and revenue within the consumer and financial market will continue to increase as a percentage of our total revenue.

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues in our key markets due to heightened concerns about clean energy and energy efficiency; health promotion, treatment, and cost control; and ongoing homeland security threats. We also see significant opportunity to leverage further our digital and client engagement capabilities across our commercial and government client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements across the program life cycle in our four key markets, and to complete and successfully integrate additional strategic acquisitions. In our four markets, we will continue to focus on building scale in vertical and horizontal domain expertise; developing business with both our government and commercial clients; and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

Federal government revenue was 48% of our total revenue for the year ended December 31, 2015. While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers, including top-line legislative constraints on federal government discretionary spending that limit expenditure growth through 2021. Actions by Congress could result in a delay or reduction to our revenue, profit, and cash flow and could have a negative impact on our business and results of operations; however, we believe we are well positioned in markets that have been, and will continue to be, priorities to the federal government.

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

Our results of operations and cash flow may vary significantly from quarter to quarter depending on a number of factors, including, but not limited to:

•	progress of contract performance;

•	extraordinary economic events and natural disasters;

•	number of billable days in a quarter;

•	timing of client orders;

•	timing of award fee notices;

•	changes in the scope of contracts;

•	variations in purchasing patterns under our contracts;

•	federal and state and local governments’ and other clients’ spending levels;

•	timing of billings to, and payments by, clients;

•	timing of receipt of invoices from, and payments to, employees and vendors;

•	commencement, completion, and termination of contracts;

•	strategic decisions we make, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, and changes in business strategy;

•	timing of significant costs and investments (such as bid and proposal costs and the costs involved in planning or making acquisitions);

•	timing of events related to discrete tax items;

•	our contract mix and use of subcontractors;

•	additions to, and departures of, staff;

•	changes in staff utilization;

•	paid time off taken by our employees;

•	level and cost of our debt;

•	changes in accounting principles and policies; and/or

•	general market and economic conditions.

Because a significant portion of our expenses, such as personnel, facilities, and related costs, are fixed in the short term, contract performance and variation in the volume of activity, as well as in the number and volume of contracts commenced or completed during any quarter, may cause significant variations in operating results from quarter to quarter.

We generally have been able to price our contracts in a manner that accommodates the rates of inflation experienced in recent years, although we cannot ensure that we will be able to do so in the future.

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with GAAP requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent assets and liabilities. If any of these estimates or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe that the estimates, assumptions, and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and therefore consider them to be critical accounting policies. Our significant accounting policies, including the critical accounting policies listed below, are more fully described and discussed in “Note B—Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

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

•

Cost-Based Contracts. Revenue under cost-based contracts is recognized as costs are incurred. Applicable estimated profit, if any, is included in earnings in the proportion that incurred costs bear to total estimated costs. Incentives, award fees, or penalties related to performance are also considered in estimating revenue and profit rates based on actual and anticipated awards, taking into consideration factors such as our prior award experience and communications with the customer regarding performance.

•

Fixed-Price Contracts. Revenue for fixed-price contracts is recognized when earned, generally as work is performed. Services performed vary from contract to contract and are not always uniformly performed over the term of the arrangement. Fixed-price contracts may contain multiple elements that must be evaluated to determine if they represent separate units of accounting that have stand-alone value. If the assessment is made that there is more than one unit of accounting, the contract value is then allocated to each unit based upon management’s best estimate of selling price and the appropriate revenue recognition method is applied to each unit. We recognize revenue in a number of different ways on fixed-price contracts based upon the nature of the services to be provided and an assessment of what best mirrors the pattern of performance for the deliverable/contract, including:

•	Proportional Performance: Revenue on certain fixed-price contracts is recognized based on proportional performance when the provision of services extends beyond an accounting period with more than one discrete performance act, and progress towards completion can be measured based on a reliable output or input. Under this method, revenue is recorded each period based upon certain contract performance input measures incurred (labor hours, labor costs, or total costs) or output measures completed, expressed as a proportion of a total project estimate. Progress on a contract is monitored regularly to ensure that revenue recognized reflects project status. When hours or costs incurred are used as the basis for revenue recognition, the hours or costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client. Clients are obligated to pay as services are performed, and in the event that a client cancels the contract, payment for services performed through the date of cancellation is typically negotiated with the client.

•	Specific Performance: When the services to be performed consist of a single act, revenue is recognized at the time the act is performed or at the completion of the single service.

•

Straight-Line: When services are performed or are expected to be performed consistently throughout an arrangement, or when we are compensated on a retainer or fixed-fee basis, revenue is recognized ratably over the period benefited.

•

Completed Contract: Revenue and costs on certain fixed-price contracts are recognized at completion if the final act is so significant to the arrangement that value is deemed to be transferred only at completion.

Revenue recognition requires us to use judgment relative to assessing risks, estimating contract revenue and costs or other variables, and making assumptions for scheduling and technical issues. Due to the size and nature of many of our contracts, the estimation of revenue and estimates at completion can be complicated and are subject to many variables. Contract costs include labor, subcontractor costs, and other direct costs, as well as an allocation of indirect costs. At times, we must also make assumptions regarding the length of time to complete the contract because costs include expected increases in wages, prices for subcontractors, and other direct costs. From time to time, facts develop that require us to revise our estimated total costs or hours and thus the associated revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, we record the cumulative effect of the revision in the period in which the facts requiring the revision become known. A provision for the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. As a result, operating results could be affected by revisions to prior accounting estimates.

Our contractual arrangements are evaluated to assess whether revenue should be recognized on a gross versus net basis. Management’s assessment when determining gross versus net revenue recognition is based on several factors such as whether we serve as the primary service provider, have autonomy in selecting subcontractors, or have credit risk, all of which are primary indicators that we serve as the principal to the transaction. In such cases, revenue is recognized on a gross basis. When such indicators are not present and we are primarily functioning as an agent under an arrangement, revenue is recognized on a net basis.

We generate invoices to clients in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract, including deliverables, timetables, and incurrence of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the revenue recognition criteria are met. Reimbursements of out-of-pocket expenses are included in revenue with corresponding costs incurred by us included in the cost of revenue. We record revenue net of taxes collected from customers to be remitted to governmental authorities.

We may proceed with work based upon client direction prior to the completion and signing of formal contract documents. We have a review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. We base our estimates on a variety of factors, including previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract.

Goodwill and Other Intangible Assets

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired, less liabilities assumed, based upon their respective fair values, with the excess recorded as goodwill. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment if impairment indicators arise. As of December 31, 2015, goodwill and intangibles assets were $687.4 million and $58.9 million, respectively.

We perform our annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, we have concluded that we have one reporting unit. For the annual impairment review as of September 30, 2015, we opted to perform a qualitative assessment of whether it is more likely than not that our reporting unit's fair value is less than its carrying amount. If, after completing the qualitative assessment, we determine that it is more likely than not that the estimated fair value of the reporting unit exceeded the carrying amount, we may conclude that no impairment exists. If we conclude otherwise, a two-step goodwill impairment test must be performed, which includes a comparison of the fair value of the reporting unit to the carrying value.

Our qualitative analysis as of September 30, 2015 included macroeconomic and industry and market-specific considerations, financial performance indicators and measurements, and other factors. Based on our qualitative assessment, we determined that it is more likely than not that the fair value of our one reporting unit exceeded the carrying amount, and thus the two-step impairment test was not required to be performed for 2015. Therefore, based upon management’s review, no goodwill impairment charge was required as of September 30, 2015. Historically, we have recorded no goodwill impairment charges.

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

Stock-based Compensation

On June 5, 2015, our stockholders approved an amendment (the “Amendment”) to the ICF International, Inc. 2010 Omnibus Incentive Plan (as amended, the “Omnibus Plan”). The Amendment, among other items, increased the new shares available for issuance under the Omnibus Plan to 5,090,000. The Omnibus Plan provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors.

We utilize cash-settled RSUs (“CSRSUs”), which are settled only in cash payments. The cash payment is based on the fair value of our stock price at the vesting date, calculated by multiplying the number of CSRSUs vested by our closing stock price on the vesting date, subject to a maximum payment cap and a minimum payment floor. We also grant awards of unregistered shares to our non-employee directors under our Annual Equity Election program. The awards are issued from our treasury stock and have no impact on the shares available for grant under the Omnibus Plan.

We recognized total compensation expense relating to stock-based compensation of $14.7 million, $13.4 million, and $11.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. We recognize stock-based compensation expense for stock options, restricted stock awards, RSUs and CSRSUs on a straight-line basis over the requisite service period, which is generally the vesting period. We recognize expense for performance-based share awards (“PSAs”), which are subject to a performance condition and a market condition, on a straight-line basis over the performance period. Non-employee director awards do not include vesting conditions and therefore are expensed when issued.

Compensation expense is based on the estimated fair value of these instruments and the estimated number of shares we ultimately expect will vest. The calculation of the fair value of our awards requires certain inputs that are subjective and changes to the estimates used will cause the fair value of our stock awards and related stock-based compensation expense to vary. The fair value of stock options, restricted stock awards, RSUs, PSAs and non-employee director awards is estimated based on the fair value of a share of common stock at the grant date. We have elected to use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The fair value of a stock option award is affected by our stock price on the date of grant, as well as other assumptions used as inputs in the valuation model including the estimated volatility of our stock price over the term of the awards, the estimated period of time that we expect employees to hold their stock options and the risk-free interest rate assumption. The fair value of PSAs is estimated using a Monte Carlo simulation model. We treat CSRSUs as liability-classified awards, and therefore account for them at fair value estimated based on the closing price of our stock at the reporting date.

We are required to adjust stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate the rate of future forfeitures based on factors such as historical experience and employee class, actual forfeitures may differ from our current estimates. In addition, the estimation of PSAs that will ultimately vest requires judgment based on performance conditions. To the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised. See “Note K—Accounting for Stock-based Compensation” in the “Notes to Consolidated Financial Statements” for further discussion.

Recent Accounting Pronouncements

New accounting standards are discussed in “Note B—Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

SELECTED KEY METRICS

The following table shows our revenue from each of our four key markets as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market.

In prior years we have had three markets; however, due to the acquisition of Olson near the end of fiscal year 2014, we made certain changes to better reflect our current business starting in the first quarter of 2015. First, we began to break out our revenues into four markets instead of three by adding a new market related to our consumer and financial client revenue, which was previously included in the health, social programs, and consumer/financial market. Second, we changed the name of the health, social programs, and consumer/financial market to health, education and social programs. Finally, we changed the name of our public safety and defense market and renamed it safety and security to more accurately reflect the nature of our client base. The criteria for determining the clients, and related revenue, presented in each of the classifications remains the same. In addition, certain revenue amounts in the prior year have been reclassified due to minor adjustments.

	Year ended December 31,
	2015	2014	2013
Energy, environment, and infrastructure	34%	34%	35%
Health, education, and social programs	45%	46%	46%
Safety and security	8%	10%	12%
Consumer and financial	13%	10%	7%
Total	100%	100%	100%

The fluctuation in the percentages of revenue by market for the year ended December 31, 2015, compared to the year ended December 31, 2014, was primarily driven by the acquisition of Olson. The fluctuation in the percentages of revenue by market for the year ended December 31, 2014, compared to the year ended December 31, 2013, was primarily attributable to the acquisitions of Olson, Mostra and CityTech.

Our primary clients are the agencies and departments of the federal government and commercial clients. Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us strong client relationships. In 2015, 2014, and 2013, approximately 85%, 86%, and 86% of our revenue, respectively, was from prime contracts. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated. Certain immaterial revenue amounts in the prior year have been reclassified due to minor adjustments.

	Year ended December 31,
	2015	2014	2013
U.S. federal government	48%	51%	58%
U.S. state and local government	10%	10%	9%
International government	7%	9%	5%
Government	65%	70%	72%
Commercial	35%	30%	28%
Total	100%	100%	100%

The fluctuation in the percentages of revenue by market for the year ended December 31, 2015, compared to the year ended December 31, 2014, was primarily driven by the acquisition of Olson. The fluctuation in the percentages of revenue by market for the year ended December 31, 2014, compared to the year ended December 31, 2013, was primarily attributable to the acquisitions of Olson, Mostra and CityTech.

Contract mix

Our contract mix varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract. We have three main types of contracts, time-and-materials contracts, fixed-price contracts, and cost-based contracts, described further below.

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

The following table shows the approximate percentage of our revenue for each of these types of contracts for the periods indicated.

	Year ended December 31,
	2015	2014	2013
Time-and-materials	43%	47%	52%
Fixed-price	38%	34%	29%
Cost-based	19%	19%	19%
Total	100%	100%	100%

The increase in fixed-price contracts revenue as a percent of total revenue and the decrease in time-and-materials contracts revenue as a percent of total revenue, for the year ended December 31, 2015, compared to the year ended December 31, 2014, is primarily due to the increase in fixed-price contracts from the acquisition of Olson. The increase in fixed-price contracts revenue as a percent of total revenue and the decrease in time-and-materials contracts revenue as a percent of total revenue, for the year ended December 31, 2014, compared to the year ended December 31, 2013, is primarily due to the increase in fixed-price contracts from the acquisition of Olson and Mostra.

ACQUISITIONS AND BUSINESS COMBINATIONS

A key element of our growth strategy is to pursue acquisitions. In 2014, we added Mostra, CityTech and Olson; and in 2013, we added ECA.

Olson. On November 5, 2014, we completed the acquisition of Olson, a leading provider of marketing technology and digital services based in Minneapolis, Minnesota. As a result of the acquisition, Olson became our wholly owned subsidiary. The aggregate purchase price of approximately $298.2 million in cash was funded by our Credit Facility. The acquisition expanded our existing digital technology and strategic communications work and strengthened our ability to bring more integrated solutions to an expanded client base, including multi-channel marketing initiatives across web, mobile, email, social, print, broadcast and off-premise platforms.

The acquisition was accounted for under the acquisition method. The allocation of the total purchase price to the tangible and intangible assets and liabilities of Olson is based on management’s estimate of fair value as of the acquisition date and was completed in the fourth quarter of 2015. We engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $293.4 million. We allocated approximately $228.5 million to goodwill and $64.9 million to other intangible assets. See “Note F—Business Combinations” of our “Notes to Consolidated Financial Statements” for a more detailed discussion of this acquisition.

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

ECA. In July 2013, we hired the staff of, and purchased certain assets and liabilities from, ECA, an e-commerce technology-based services firm based in New York, New York. The addition of ECA enhanced our multi-channel, end-to-end e-commerce solutions.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

Years Ended December 31, 2015, 2014, and 2013

(dollars in thousands)

	Year Ended December 31,						Year to Year Change
	2015	2014	2013	2015	2014	2013	2014 to 2015		2013 to 2014
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
Revenue	$1,132,232	$1,050,134	$949,303	100.0%	100.0%	100.0%	$82,098	7.8%	$100,831	10.6%
Direct Costs	694,436	654,946	591,516	61.4%	62.4%	62.3%	39,490	6.0%	63,430	10.7%

Operating Costs and Expenses
Indirect and selling expenses	329,159	302,020	272,387	29.1%	28.7%	28.7%	27,139	9.0%	29,633	10.9%
Depreciation and amortization	16,222	13,369	11,238	1.4%	1.3%	1.2%	2,853	21.3%	2,131	19.0%
Amortization of intangible assets	17,184	10,437	9,477	1.5%	1.0%	1.0%	6,747	64.6%	960	10.1%
Total Operating Costs and Expenses	362,565	325,826	293,102	32.0%	31.0%	30.9%	36,739	11.3%	32,724	11.2%

Operating Income	75,231	69,362	64,685	6.6%	6.6%	6.8%	5,869	8.5%	4,677	7.2%

Interest expense	(10,072)	(4,254)	(2,447)	(0.9)%	(0.4)%	(0.3)%	(5,818)	136.8%	(1,807)	73.8%
Other expense	(1,559)	(958)	(12)	(0.1)%	(0.1)%	—	(601)	62.7%	(946)	7,883.3%

Income Before Income Taxes	63,600	64,150	62,226	5.6%	6.1%	6.5%	(550)	(0.9)%	1,924	3.1%
Provision for Income Taxes	24,231	24,120	22,896	2.1%	2.3%	2.4%	111	0.5%	1,224	5.3%

Net Income	$39,369	$40,030	$39,330	3.5%	3.8%	4.1%	$(661)	(1.7)%	$700	1.8%

Year ended December 31, 2015, compared to year ended December 31, 2014

Revenue. Revenue for the year ended December 31, 2015, was $1,132.2 million, compared to $1,050.1 million for the year ended December 31, 2014, representing an increase of $82.1 million or 7.8%. The increase in revenue was primarily attributable to the 25.0% increase in revenue from commercial clients, which was the result of higher revenue from digital services, driven largely by the Olson acquisition. Total government revenue was relatively flat for the year ended December 31, 2015 compared to the year ended December 31, 2014. Increases in federal government revenue and state and local government revenue of 1.5% and 5.0%, respectively, were mostly offset by lower international government revenue, which was driven by the weakening of certain foreign currencies relative to the U.S. dollar, primarily the Euro, British Pound and Canadian dollar. As a result of the acquisitions of Olson and CityTech and future growth expectations for our commercial business, we expect that commercial revenue will continue to increase as a percentage of our total revenue.

Direct Costs. Direct costs for the year ended December 31, 2015, were $694.4 million compared to $654.9 million for the year ended December 31, 2014, an increase of $39.5 million or 6.0%. The increase in direct costs was primarily attributable to direct costs resulting from the acquisition of Olson, partially offset by a reduction in our use of subcontracted labor. Direct costs as a percent of revenue decreased to 61.4% for the year ended December 31, 2015, compared to 62.4% for the year ended December 31, 2014. We generally expect the ratio of direct costs as a percentage of revenue to decrease when our own labor increases relative to subcontracted labor.

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

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2015, were $329.2 million compared to $302.0 million for the year ended December 31, 2014, an increase of $27.1 million or 9.0%. Indirect and selling expenses include our management, facilities, and infrastructure costs for all employees, as well as salaries and wages, including stock-based compensation provided to employees whose compensation and other benefit costs are included in indirect and selling expenses, plus associated fringe benefits, not directly related to client engagements. The increase in indirect and selling expenses was primarily attributable to the Olson acquisition. In addition, the year ended December 31, 2014 included a $2.8 million reduction to indirect and selling expenses related to a fair value adjustment for contingent consideration recorded as a result of the ECA acquisition. Indirect and selling expenses as a percent of revenue increased to 29.1% for the year ended December 31, 2015, compared to 28.7% for the year ended December 31, 2014.

Depreciation and amortization. Depreciation and amortization was $16.2 million for the year ended December 31, 2015, compared to $13.4 million for the year ended December 31, 2014. Depreciation and amortization includes depreciation of property and equipment and the amortization of the costs of software we use internally. The increase in depreciation and amortization of 21.3% was primarily due to the acquisition of Olson.

 Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2015, was $17.2 million compared to $10.4 million for the year ended December 31, 2014. The $6.7 million increase was primarily due to the addition of $64.9 million of intangible assets as a result of the Olson acquisition, partly offset by reduced amortization related to intangible assets from acquisitions in prior years that were fully amortized.

Operating Income. For the year ended December 31, 2015, operating income was $75.2 million compared to $69.4 million for the year ended December 31, 2014, an increase of $5.9 million or 8.5%. Operating income as a percent of revenue was 6.6% for the years ended December 31, 2015 and 2014. We incurred lower expenses related to acquisitions, severance and international office closures during the year ended December 31, 2015, compared to the year ended December 31, 2014, however the positive margin impact of this reduction was mostly offset by the fair value adjustment of $2.8 million related to contingent consideration for the acquisition of ECA that reduced indirect and selling expenses during the year ended December 31, 2014.

Interest expense. For the year ended December 31, 2015, interest expense was $10.1 million, compared to $4.3 million for the year ended December 31, 2014. The $5.8 million increase was driven by a higher average debt balance during the year ended December 31, 2015 as a result of borrowings to fund the acquisition of Olson, and an increase in the applicable interest rates under our Credit Facility due to the increased level of debt outstanding.

Other expense. Other expense was $1.6 million for the year ended December 31, 2015, compared to $1.0 million for the year ended December 31, 2014. Other expense for both periods primarily represented the reclassification of foreign currency translation losses from accumulated other comprehensive loss into earnings as a result of closing certain international offices as part of actions taken to improve our cost structure and operations.

Provision for Income Taxes. The effective income tax rate for the year ended December 31, 2015 and December 31, 2014, was 38.1% and 37.6%, respectively. The rate increase was primarily related to unfavorable adjustments for compensation costs and other expenses permanently not deductible for tax purposes. Our effective tax rate, including state and foreign taxes net of federal benefit, for the year ended December 31, 2015 was lower than the statutory tax rate for the year primarily due to the true-up of our 2014 tax provision, tax benefit of foreign tax rate differential and state tax credits, partially offset by permanent differences related to compensation costs and other expenses not deductible for tax purposes. We account for the expected impact of discrete tax items once we determine that they are both reasonably quantified and when we are confident they will be realized due to the associated event occurring, such as the filing of an amended tax return, enactment of tax legislation, or the closure of an audit examination.

Year ended December 31, 2014, compared to year ended December 31, 2013

Revenue. Revenue for the year ended December 31, 2014, was $1,050.1 million, compared to $949.3 million for the year ended December 31, 2013, representing an increase of $100.8 million or 10.6%. The increase in revenue was due to the 7.1% increase in government revenue, as well as the 19.5% increase in revenue from commercial clients. The increase in government revenue was primarily attributable to international government revenue from the acquisition of Mostra, as well as revenue generated from state and local government clients. The increase in revenue from commercial clients was primarily driven by growth in digital interactive program revenues from the Olson and CityTech acquisitions, as well as energy and healthcare related program revenues. The growth in government and commercial revenue was partially offset by a decline in federal government revenue, largely driven by a decline in the public safety and defense market and the impact of severe weather experienced by our operations on the east coast of the U.S. in the first quarter of 2014. We estimated that the impact of the severe weather on first quarter revenues was approximately $4.0 million to $5.0 million.

Direct Costs. Direct costs for the year ended December 31, 2014, were $654.9 million, compared to $591.5 million for the year ended December 31, 2013, an increase of $63.4 million or 10.7%. The increase in direct costs is primarily attributable to the acquisition of Olson, Mostra and CityTech. Direct costs as a percent of revenue of 62.4% for the year ended December 31, 2014 were consistent with direct costs as a percent of revenue of 62.3% for the year ended December 31, 2013.

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2014, were $302.0 million, compared to $272.4 million for the year ended December 31, 2013, an increase of $29.6 million or 10.9%. The increase in indirect and selling expenses was primarily attributable to the Olson, Mostra and CityTech acquisitions. This increase was partially offset by a decrease in non-labor expense, driven by a reduction in the fair value of contingent consideration related to the acquisition of ECA of $2.8 million. Indirect and selling expenses were 28.7% as a percent of revenue for the years ended December 31, 2014 and December 31, 2013.

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

 Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2014, was $10.4 million compared to $9.5 million for the year ended December 31, 2013. The 10.1% increase was primarily due to amortization resulting from the Olson, Mostra and CityTech acquisitions, partly offset by lower amortization of intangible assets related to acquisitions in prior years that were fully amortized.

Operating Income. For the year ended December 31, 2014, operating income was $69.4 million compared to $64.7 million for the year ended December 31, 2013, an increase of $4.7 million or 7.2%. Operating income as a percent of revenue decreased to 6.6% for the year ended December 31, 2014, from 6.8% for the year ended December 31, 2013. During fiscal year 2014, operating income included actions taken to improve our cost structure and operations including $1.9 million for severance costs and $1.3 million as a result of closing certain international offices. Operating income also included $2.2 million of acquisition costs, approximately $2.7 million of losses incurred on projects acquired as part of our acquisition of ECA, and approximately $1.6 million to $2.0 million of losses due to severe weather experienced by our operations on the east coast of the U.S. The negative margin impact of these items was partially offset by a change in the fair value of contingent consideration in the amount of $2.8 million related to the acquisition of ECA, and the positive impact on operating income from the Olson, Mostra and CityTech acquisitions.

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

Provision for Income Taxes. The effective income tax rate for the year ended December 31, 2014, and December 31, 2013, was 37.6% and 36.8%, respectively. The rate increase was primarily related to non-deductible acquisition costs and other expenses offset by favorable adjustments resulting from the true-up of our 2013 tax provision to our federal and foreign tax return filings, state tax credits, and non-taxable income. Our effective tax rate for the year ended December 31, 2014, including state and foreign taxes net of federal benefit, was lower than the statutory tax rate for the year primarily due to the true-up of our 2013 tax provision, non-taxable income, foreign and state tax credits partially offset by permanent differences related to acquisition costs and other expenses not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under our Credit Facility. We entered into our Credit Facility with a syndication of 11 commercial banks on May 16, 2014, which was further modified on November 5, 2014. The Credit Facility matures on May 16, 2019 and allows for borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial, performance-based limitations, and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the Credit Facility when issued. The Credit Facility is collateralized by substantially all of our assets and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of December 31, 2015, we were in compliance with our covenants under the Credit Facility.

As of December 31, 2015, we had $311.5 million borrowed under the Credit Facility and outstanding letters of credit of $3.7 million, resulting in unused borrowing capacity of $184.8 million under our Credit Facility (excluding the accordion), which is available for our working capital needs and for other purposes. Taking into account certain financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $131.9 million.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. The weighted average interest rate on outstanding borrowings at December 31, 2015 and 2014 was 2.23% and 2.41%, respectively.

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

Financial Condition. There were several changes in our balance sheet during the year ended December 31, 2015. Cash decreased to $7.7 million on December 31, 2015, from $12.1 million on December 31, 2014 and long-term debt decreased to $311.5 million on December 31, 2015, from $350.1 million on December 31, 2014. Contract receivables, net, of $259.8 million on December 31, 2015 was generally consistent with the prior year, while days-sales-outstanding decreased to 73 days on December 31, 2015, as compared to 74 days on December 31, 2014. Accrued salaries and benefits and accounts payable decreased $13.2 million and $2.0 million, respectively, and days-payables-outstanding decreased from 58 days as of December 31, 2014 to 53 days as of December 31, 2015. Treasury stock increased $24.7 million primarily due to share buybacks under our share repurchase plan. The $5.0 million increase in accumulated other comprehensive loss was driven by the devaluation of certain foreign currencies relative to the U.S. dollar, primarily the Euro, British Pound and Canadian dollar.

We have explored various options of mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have hedges in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair-value of the hedges in our results of operations. We may increase the number, size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. The current impact of the hedges to the consolidated financial statements is immaterial.

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the following years.

	Year ended December 31,
(In thousands)	2015	2014	2013
Net cash provided by operating activities	$76,319	$79,160	$80,813
Net cash used in investing activities	(14,500)	(358,506)	(16,622)
Net cash (used in) provided by financing activities	(64,448)	283,519	(70,433)
Effect of exchange rate changes on cash	(1,746)	(1,004)	470
(Decrease) increase in cash and cash equivalents	$(4,375)	$3,169	$(5,772)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided cash in each of the years 2015, 2014, and 2013 of $76.3 million, $79.2 million, and $80.8 million, respectively. Cash flows from operating activities for 2015 were positively impacted by net income and income tax receivable and payable, partially offset by accrued salaries and benefits and accrued expenses. Cash flows from operating activities for 2014 were positively impacted by net income, accounts payable and accrued salaries and benefits, partially offset by income tax receivable and payable, contract receivables and deferred revenue. Cash flows from operating activities for 2013 were positively impacted by net income, income tax receivable and payable and accrued salaries and benefits, partially offset by prepaid and other assets.

Our cash flow used in investing activities consists primarily of capital expenditures and acquisitions. During the year ended 2015, we purchased capital assets totaling $12.7 million and paid approximately $1.8 million related to a holdback adjustment for our 2014 acquisition of Olson. During the year ended 2014, we paid approximately $347.9 million for business acquisitions, net of cash acquired, and purchased capital assets totaling $10.6 million. During the year ended 2013, we paid approximately $4.8 million for business acquisitions, net of cash acquired, and purchased capital assets totaling $11.9 million.

Our cash flow used in and provided by financing activities consists primarily of debt and equity transactions. For the year ended 2015, cash flow used in financing activities was primarily due to net payments on our Credit Facility of $38.5 million, and share repurchases under our share repurchase plan of $22.3 million. For the year ended 2014, cash flow provided by financing activities was primarily due to net advances on our Credit Facility of $310.1 million, primarily as a result of our acquisitions, partially offset by share repurchases under our share repurchase plan of $24.4 million. For the year ended 2013, cash flow used in financing activities was primarily due to a net pay down on the Credit Facility of $65.0 million, and share repurchases under our share repurchase plan of $5.4 million.

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

As of December 31, 2015, we had 10 outstanding letters of credit provided for under our Credit Facility with a total value of $3.7 million primarily related to deposits to support our facility leases.

The following table summarizes our contractual obligations as of December 31, 2015 that require us to make future cash payments. Our summary of contractual obligations includes payments that we have an unconditional obligation to make.

		Payments due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligation (1)	$337,108	$7,596	$15,154	$314,358	$—
Rent of facilities	252,204	36,493	69,088	62,540	84,083
Operating lease obligations	1,629	704	874	51	—
Capital expenditure obligations	10,491	4,331	6,160	—	—
Total	$601,432	$49,124	$91,276	$376,949	$84,083

(1) Represents the obligation for principal and variable interest payments related to the Credit Facility assuming the principal amount outstanding and interest rates at December 31, 2015 remain fixed through maturity. These assumptions are subject to change in future periods.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under the Credit Facility and foreign exchange rate risk.

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

Our exposure to market risk includes changes in interest rates for borrowings under the Credit Facility. These borrowings accrue interest at variable rates. Based upon our borrowings under this facility in 2015, a 1% increase in interest rates would have increased interest expense by approximately $3.7 million and would have decreased our annual pre-tax income and cash flow by a comparable amount.

As a result of conducting business in currencies other than the U.S. dollar and our international operations where transactions are in currencies other than the U.S. dollar, we are subject to market risk with respect to adverse fluctuations in currency exchange rates. In general, our currency risk is mitigated largely by matching costs with revenues in a given currency; however, our exposure to fluctuations in other currencies against the U.S. dollar increases as revenue in currencies other than the U.S. dollar increase. In addition, we currently have hedges in place to mitigate our foreign exchange risk related to our operations in Europe; however, there is some risk that revenue and profits will be affected by foreign currency exchange fluctuations. We do not use derivative instruments for trading or speculative purposes.

We use a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue. During the year ended December 31, 2015, approximately 11% of our revenue was generated from our international operations based on the location to which a contract was awarded. As a result, a 10% increase or decrease in the value of the U.S. dollar against all currencies would have an estimated impact on revenue of approximately 1%, or $12 million, a portion of which would be offset by expenses incurred in local currency. Actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure. As of December 31, 2015, we held approximately $6.5 million in cash in foreign bank accounts to be utilized on behalf of our foreign subsidiaries, thereby partially mitigating foreign currency conversion risks.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of ICF International, Inc. and subsidiaries are provided in Part IV in this Annual Report on Form 10-K.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2015. The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears on page F-2 of this Form 10-K.

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

Changes in Internal Control Over Financial Reporting. During 2015, we made material changes to certain business processes and internal controls impacting financial reporting as a result of the acquisition of Olson in the fourth quarter of 2014, and due to the system conversion and upgrade of our enterprise resource planning (ERP) system for Mostra and GHK. For 2015, we designed additional controls to further monitor the integration of related processes and to maintain oversight for our internal control over financial reporting.

There were no other changes in our internal control over financial reporting during the fourth quarter of 2015, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item will be included in our Proxy Statement for the 2016 Annual Meeting of Stockholders (the “2016 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2016 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) Financial Statement Schedules

None.

(3) Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Exhibit

2.1

Membership Interest Purchase Agreement by and among ICF Consulting Group, Inc., Scott K. Walker, William F. Loving, Thomas K. Luck, as trustee of the John D. Whitlock 2010 Irrevocable Trust, and Hot Technology Holdings, L.L.C., dated as of December 12, 2011 (Incorporated by reference to Exhibit 2.1 to the Company’s Form 10-K, filed March 2, 2012).

2.2	Agreement and Plan of Merger by and among OCO Holdings, Inc., ICF International, Inc., ICF 2014 Merger Corp. and OCO Rep Services LLC, dated as of October 21, 2014 (Incorporated by reference to Exhibit 2.2 to the Company’s Form 10-K, filed February 27, 2015). (1)

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-8 (File No. 333-137975), filed October 13, 2006).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed April 22, 2009).

4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A (File No. 333-134018), filed September 12, 2006).

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

10.4	Form of Restricted Stock Unit Award under the 2010 Omnibus Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 10-Q, filed July 31, 2015).

10.5	Form of Stock Option Award under the 2010 Omnibus Incentive Plan, as amended (Incorporated by reference to Exhibit 10.5 to the Company’s Form 10-K, filed March 4, 2011).

10.6	Form of CEO Performance Share Award Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed March 11, 2015).

10.7	Form of COO Performance Share Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed March 11, 2015).

10.8	Form of General Performance Share Award Agreement under the 2010 Omnibus Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed July 31, 2015).

10.9	Form of Cash-Settled Restricted Stock Unit Award under the 2010 Omnibus Incentive Plan, as amended. (Incorporated by reference to Exhibit 10.4 to the Company’s Form 10-Q, filed July 31, 2015).

10.10	Restated Employment Agreement by and between the Company and Sudhakar Kesavan, dated December 29, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 30, 2008).

10.11

Restated Severance Protection Agreement by and between the Company and Sudhakar Kesavan, dated December 29, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed December 30, 2008).

10.12

Restated Severance Protection Agreement by and between the Company and John Wasson, dated December 12, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed December 18, 2008).

10.13	Amended Severance Letter Agreement by and between the Company and John Wasson, dated December 12, 2008 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed December 18, 2008).

10.14	Employment Terms by and between the Company and James C. Morgan, dated June 8, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 6, 2012).

10.15	Severance Benefit/Protection Agreement by and between the Company and James C. Morgan, dated June 8, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed August 6, 2012).

10.16	Severance Letter Agreement by and between the Company and Isabel S. Reiff, dated February 21, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed May 4, 2012).

10.17	Severance Letter Agreement by and between the Company and Ellen Glover, dated February 21, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed May 4, 2012).

10.18	Severance Letter Agreement by and between the Company and Sergio J. Ostria, dated March 6, 2012.*

10.19

Fourth Amended and Restated Business Loan and Security Agreement by and among ICF International, Inc., ICF Consulting Group, Inc., and various other subsidiaries of ICF International, Inc. as Borrowers, and a group of Lenders for which Citizens Bank of Pennsylvania acted as Administrative Agent, and RBS Citizens, N.A. and PNC Capital Markets, LLC, acted in the capacity of joint lead arrangers and joint book running managers, dated May 16, 2014 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 21, 2014).

10.20

First Modification to Fourth Amended and Restated Business Loan and Security Agreement and Other Loan Documents, dated as of November 5, 2014 (Incorporated by reference to Exhibit 10.15 to the Company’s Form 10-K, filed February 27, 2015).

10.21

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

101

The following materials from the ICF International, Inc. Annual Report on Form 10-K for the year ended December 31, 2015 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements. *

(1)

Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 8, 2016	ICF INTERNATIONAL, INC.
	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUDHAKAR KESAVAN	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	March 8, 2016
Sudhakar Kesavan

/s/ JAMES MORGAN	Chief Financial Officer (Principal Financial Officer)	March 8, 2016
James Morgan

/s/ PHILLIP ECK	Controller (Principal Accounting Officer)	March 8, 2016
Phillip Eck

/s/ EILEEN O’SHEA AUEN	Director	March 8, 2016
Eileen O’Shea Auen

/s/ EDWARD H. BERSOFF	Director	March 8, 2016
Dr. Edward H. Bersoff

/s/ SRIKANT M. DATAR	Director	March 8, 2016
Dr. Srikant M. Datar

/s/ CHERYL GRISÉ	Director	March 8, 2016
Cheryl Grisé

/s/ SANJAY GUPTA	Director	March 8, 2016
Sanjay Gupta
/s/ LESLYE KATZ	Director	March 8, 2016
Leslye Katz

/s/ PETER SCHULTE	Director	March 8, 2016
Peter Schulte

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

We have audited the accompanying consolidated balance sheets of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICF International, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 8, 2016 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

McLean, Virginia

March 8, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

We have audited the internal control over financial reporting of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2015, and our report dated March 8, 2016 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

McLean, Virginia

March 8, 2016

ICF International, Inc., and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

December 31,	2015	2014
Assets
Current Assets
Cash and cash equivalents	$7,747	$12,122
Contract receivables, net	259,834	260,254
Prepaid expenses and other	10,032	10,338
Income tax receivable	—	5,715
Total current assets	277,613	288,429
Total property and equipment, net	45,425	43,241
Other assets:
Goodwill	687,404	687,778
Other intangible assets, net	58,899	76,707
Restricted cash	1,362	1,478
Other assets	12,456	12,707
Total Assets	$1,083,159	$1,110,340

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$63,738	$65,755
Accrued salaries and benefits	43,118	56,314
Accrued expenses and other current liabilities	43,001	42,308
Deferred revenue	33,392	31,554
Income tax payable	2,604	—
Deferred income taxes	8,004	7,312
Total Current Liabilities	193,857	203,243
Long-term Liabilities:
Long-term debt	311,532	350,052
Deferred rent	15,785	19,997
Deferred income taxes	25,322	27,886
Other	13,387	8,473
Total Liabilities	559,883	609,651
Commitments and Contingencies (Note N)
Stockholders’ Equity
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 21,313,472 and 21,035,654 shares issued; and 19,032,054 and 19,430,154 shares outstanding as of December 31, 2015, and December 31, 2014, respectively	21	21
Additional paid-in capital	280,113	267,206
Retained earnings	325,306	285,937
Treasury stock	(74,673)	(49,994)
Accumulated other comprehensive loss	(7,491)	(2,481)
Total Stockholders’ Equity	523,276	500,689
Total Liabilities and Stockholders’ Equity	$1,083,159	$1,110,340

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

Years ended December 31,	2015	2014	2013
Revenue	$1,132,232	$1,050,134	$949,303
Direct Costs	694,436	654,946	591,516
Operating costs and expenses
Indirect and selling expenses	329,159	302,020	272,387
Depreciation and amortization	16,222	13,369	11,238
Amortization of intangible assets	17,184	10,437	9,477

Total operating costs and expenses	362,565	325,826	293,102

Operating Income	75,231	69,362	64,685
Interest expense	(10,072)	(4,254)	(2,447)
Other expense	(1,559)	(958)	(12)

Income Before Income Taxes	63,600	64,150	62,226
Provision for Income Taxes	24,231	24,120	22,896

Net Income	$39,369	$40,030	$39,330

Earnings per Share:
Basic	$2.04	$2.04	$1.99
Diluted	$2.00	$2.00	$1.95
Weighted-average Common Shares Outstanding:
Basic	19,335	19,608	19,755
Diluted	19,663	19,997	20,186
Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(5,010)	(1,491)	251
Comprehensive income, net of tax	$34,359	$38,539	$39,581

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
Years ended December 31, 2015, 2014 and 2013	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
January 1, 2013	19,559	$20	$237,262	$206,577	612	$(13,868)	$(1,241)	$428,750

Net income	—	—	—	39,330	—	—	—	39,330
Other comprehensive income	—	—	—	—	—	—	251	251
Equity compensation	—	—	8,786	—	—	105	—	8,891
Exercise of stock options	159	1	3,102	—	—	—	—	3,103
Issuance of shares pursuant to vesting of restricted stock units	294	—	—	—	(5)	—	—	—
Net payments for stock issuances and buybacks	(247)	—	335	—	246	(7,782)	—	(7,447)
Tax impact of stock option exercises and award vesting	—	—	1,213	—	—	—	—	1,213

December 31, 2013	19,765	$21	$250,698	$245,907	853	$(21,545)	$(990)	$474,091

Net income	—	—	—	40,030	—	—	—	40,030
Other comprehensive loss	—	—	—	—	—	—	(1,491)	(1,491)
Equity compensation	—	—	10,680	—	—	328	—	11,008
Exercise of stock options	85	—	1,831	—	—	—	—	1,831
Issuance of shares pursuant to vesting of restricted stock units	333	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(753)	—	454	—	753	(28,777)	—	(28,323)
Tax impact of stock option exercises and award vesting	—	—	3,543	—	—	—	—	3,543

December 31, 2014	19,430	$21	$267,206	$285,937	1,606	$(49,994)	$(2,481)	$500,689

Net income	—	—	—	39,369	—	—	—	39,369
Other comprehensive loss	—	—	—	—	—	—	(5,010)	(5,010)
Equity compensation	—	—	10,392	—	—	458	—	10,850
Exercise of stock options	44	—	932	—	—	—	—	932
Issuance of shares pursuant to vesting of restricted stock units	234	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(676)	—	276	—	676	(25,137)	—	(24,861)
Tax impact of stock option exercises and award vesting	—	—	1,307	—	—	—	—	1,307

December 31, 2015	19,032	$21	$280,113	$325,306	2,282	$(74,673)	$(7,491)	$523,276

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years ended December 31,	2015	2014	2013
Cash Flows from Operating Activities
Net income	$39,369	$40,030	$39,330
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	268	272	112
Deferred income taxes	2,106	4,071	2,434
Non-cash equity compensation	10,850	11,008	8,891
Depreciation and amortization	33,406	23,806	20,715
Deferred rent	1,002	2,685	2,606
Other adjustments, net	1,786	(3,015)	1,972
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables	(2,713)	(2,464)	233
Prepaid expenses and other assets	(170)	(1,743)	(3,633)
Accounts payable	(2,374)	9,424	390
Accrued salaries and benefits	(13,208)	4,286	3,753
Accrued expenses	(4,522)	683	(1,091)
Deferred revenue	2,367	(2,099)	(2,407)
Income tax receivable and payable	8,356	(6,453)	6,749
Restricted cash	116	387	150
Other liabilities	(320)	(1,718)	609

Net Cash Provided by Operating Activities	76,319	79,160	80,813
Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(12,682)	(10,635)	(11,859)
Payments for business acquisitions, net of cash received	(1,818)	(347,871)	(4,763)

Net Cash Used in Investing Activities	(14,500)	(358,506)	(16,622)
Cash Flows from Financing Activities
Advances from working capital facilities	381,745	733,032	139,215
Payments on working capital facilities	(420,265)	(422,980)	(204,215)
Payments on capital expenditure obligations	(3,289)	(2,339)	(2,302)
Debt issue costs	(17)	(1,245)	—
Proceeds from exercise of options	932	1,831	3,103
Tax benefits of stock option exercises and award vesting	1,307	3,543	1,213
Net payments for stockholder issuances and buybacks	(24,861)	(28,323)	(7,447)

Net Cash (Used in) Provided by Financing Activities	(64,448)	283,519	(70,433)
Effect of Exchange Rate Changes on Cash	(1,746)	(1,004)	470

(Decrease) Increase in Cash and Cash Equivalents	(4,375)	3,169	(5,772)
Cash and cash equivalents, beginning of period	12,122	8,953	14,725
Cash and cash equivalents, end of period	$7,747	$12,122	$8,953

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,845	$2,728	$2,459
Income taxes	$16,315	$24,335	$13,670
Non-cash investing and financing transactions:
Capital expenditure obligations	$12,870	$—	$—
Fair value of contingent consideration payable in connection with acquisition	$—	$—	$2,842

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

Nature of Operations

The Company provides professional services and technology-based solutions to government and commercial clients, including management, technology, and policy consulting and implementation services, in the areas of energy, environment, and infrastructure; health, education and social programs; safety and security; and consumer and financial. The Company offers a full range of services to these clients throughout the entire life cycle of a policy, program, project, or initiative, from research and analysis and assessment and advice to design and implementation of programs and technology-based solutions, and the provision of engagement services and programs.

The Company’s major clients are United States (“U.S.”) federal government departments and agencies, most significantly the Department of Health and Human Services, the Department of State and the Department of Defense. The Company also serves U.S. state and local government departments and agencies; international governments; and commercial clients worldwide, such as airlines, airports, electric and gas utilities, oil companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local government, unless otherwise indicated.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 55 offices in the U.S. and more than 10 offices in key markets outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

Reclassifications

Certain amounts in the 2014 and 2013 consolidated financial statements have been reclassified to conform to the current year presentation.

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

•

Fixed-Price Contracts. Revenue for fixed-price contracts is recognized when earned, generally as work is performed. Services performed vary from contract to contract and are not always uniformly performed over the term of the arrangement. Fixed-price contracts may contain multiple elements that must be evaluated to determine if they represent separate units of accounting that have stand-alone value. If the assessment is made that there is more than one unit of accounting, the contract value is then allocated to each unit based upon management’s best estimate of selling price and the appropriate revenue recognition method is applied to each unit. The Company recognizes revenue in a number of different ways on fixed-price contracts based upon the nature of the services to be provided and an assessment of what best mirrors the pattern of performance for the deliverable/contract, including:

•

Proportional Performance: Revenue on certain fixed-price contracts is recognized based on proportional performance when the provision of services extends beyond an accounting period with more than one discrete performance act, and progress towards completion can be measured based on a reliable output or input. Under this method, revenue is recorded each period based upon certain contract performance input measures incurred (labor hours, labor costs, or total costs) or output measures completed, expressed as a proportion of a total project estimate. Progress on a contract is monitored regularly to ensure that revenue recognized reflects project status. When hours or costs incurred are used as the basis for revenue recognition, the hours or costs incurred represent a reasonable surrogate for output measures of contract performance, including the presentation of deliverables to the client. Clients are obligated to pay as services are performed, and in the event that a client cancels the contract, payment for services performed through the date of cancellation is typically negotiated with the client.

•	Specific Performance: When the services to be performed consist of a single act, revenue is recognized at the time the act is performed or at the completion of the single service.

•

Straight-Line: When services are performed or are expected to be performed consistently throughout an arrangement, or when the Company is compensated on a retainer or fixed-fee basis, revenue is recognized ratably over the period benefited.

•

Completed Contract: Revenue and costs on certain fixed-price contracts are recognized at completion if the final act is so significant to the arrangement that value is deemed to be transferred only at completion.

Revenue recognition requires the Company to use judgment relative to assessing risks, estimating contract revenue and costs or other variables, and making assumptions for scheduling and technical issues. Due to the size and nature of many of the Company’s contracts, the estimation of revenue and estimates at completion can be complicated and are subject to many variables. Contract costs include labor, subcontractor costs, and other direct costs, as well as an allocation of indirect costs. At times, the Company must also make assumptions regarding the length of time to complete the contract because costs include expected increases in wages, prices for subcontractors, and other direct costs. From time to time, facts develop that require the Company to revise its estimated total costs or hours and thus the associated revenue on a contract. To the extent that a revised estimate affects contract profit or revenue previously recognized, the Company records the cumulative effect of the revision in the period in which the facts requiring the revision become known. A provision for the full amount of an anticipated loss on any type of contract is recognized in the period in which it becomes probable and can be reasonably estimated. As a result, operating results could be affected by revisions to prior accounting estimates.

Contractual arrangements are evaluated to assess whether revenue should be recognized on a gross versus net basis. Management’s assessment when determining gross versus net revenue recognition is based on several factors, such as whether the Company serves as the primary service provider, has autonomy in selecting subcontractors, or has credit risk, all of which are primary indicators that the Company serves as the principal to the transaction. In such cases, revenue is recognized on a gross basis. When such indicators are not present and the Company is primarily functioning as an agent under an arrangement, revenue is recognized on a net basis.

The approximate percentage of revenue by contract type was as follows:

	Year ended December 31,
	2015	2014	2013
Time-and-materials	43%	47%	52%
Fixed-price	38%	34%	29%
Cost-based	19%	19%	19%
Total	100%	100%	100%

Payments to the Company on cost-based contracts with the federal government are provisional payments subject to adjustment upon audit by the government. Such audits have been finalized through December 31, 2006, and any adjustments have been immaterial. Contract revenue for subsequent periods has been recorded in amounts that are expected to be realized upon final audit and settlement of costs in those years.

The Company generates invoices to clients in accordance with the terms of the applicable contract, which may not be directly related to the performance of services. Unbilled receivables are invoiced based upon the achievement of specific events as defined by each contract, including deliverables, timetables, and incurrence of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as deferred revenue until the revenue recognition criteria are met. Reimbursements of out-of-pocket expenses are included in revenue with corresponding costs incurred by the Company included in the cost of revenue. The Company records revenue net of taxes collected from customers to be remitted to governmental authorities.

The Company may proceed with work based upon client direction prior to the completion and signing of formal contract documents. It has a review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated and realization is probable. The Company bases its estimates on a variety of factors, including previous experiences with the client, communications with the client regarding funding status, and its knowledge of available funding for the contract.

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

Goodwill and Other Intangible Assets

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired, less liabilities assumed, based upon their respective fair values, with the excess recorded as goodwill. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and determined to have an indefinite useful life are not amortized, but instead are reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment if impairment indicators arise.

The Company performs its annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, the Company has concluded that it is one reporting unit. For the annual impairment review as of September 30, 2015, the Company opted to perform a qualitative assessment of whether it is more likely than not that its reporting unit's fair value is less than its carrying amount. If, after completing its qualitative assessment, the Company determines that it is more likely than not that the estimated fair value of the reporting unit exceeded its carrying amount, it may conclude that no impairment exists. If the Company concludes otherwise, a two-step goodwill impairment test must be performed, which includes a comparison of the fair value of the reporting unit to the carrying value.

The Company’s qualitative analysis as of September 30, 2015 included macroeconomic and industry and market specific considerations, financial performance indicators and measurements, and other factors. Based on the Company’s qualitative assessment, it determined that it is more likely than not that the fair value of its one reporting unit exceeded its carrying amount, and thus the two-step impairment test was not required to be performed for 2015. Therefore, based upon management’s review, no goodwill impairment charge was required as of September 30, 2015. Historically, the Company has recorded no goodwill impairment charges.

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

Capitalized Software

The Company capitalizes eligible costs to develop enhancements and upgrades to internal-use software that are incurred subsequent to the preliminary project stage. Amortization expense is recorded on a straight-line basis over the expected economic life, typically three to five years. During the years ended December 31, 2015, 2014 and 2013, the costs capitalized for the development of internal- use software were not material to the Company’s consolidated financial statements.

Deferred Rent

The Company recognizes rent expense on a straight-line basis over the non-cancellable term of each lease, including renewal option periods when renewal is reasonably assured or executed. Lease incentives or abatements received at or near the inception of leases are accrued and amortized ratably over the life of the lease.

Stock-based Compensation

The Company recognizes stock-based compensation expense related to share-based payments to employees, including grants of employee stock options, restricted stock awards, restricted stock units (“RSUs”), and cash-settled restricted stock units (“CSRSUs”) on a straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes expense for performance-based share awards (“PSAs”), which have a performance condition and a market condition, on a straight-line basis over the performance period. Non-employee director awards do not include vesting conditions and therefore are expensed when issued.

Compensation expense is based on the estimated fair value of these instruments and the estimated number of shares the Company ultimately expects will vest. The Company estimates the rate of future forfeitures based on factors such as historical experience and employee class. In addition, the estimation of PSAs that will ultimately vest requires judgment based on performance conditions. Changes to these estimates are recorded as a cumulative adjustment in the period estimates are revised.

The fair value of stock options, restricted stock awards, RSUs, PSAs and non-employee director awards is estimated based on the fair value of a share of common stock at the grant date. The Company has elected to use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The fair value of PSAs is estimated using a Monte Carlo simulation model.

CSRSUs are settled only in cash payments. The cash payment is based on the fair value of the Company’s stock price at the vesting date, calculated by multiplying the number of CSRSUs vested by the Company’s closing stock price on the vesting date, subject to a maximum payment cap and a minimum payment floor. The Company treats these awards as liability-classified awards, and therefore accounts for them at fair value estimated based on the closing price of the Company’s stock at the reporting date.

Other Comprehensive Income

Other comprehensive income represents foreign currency translation adjustments arising from the use of differing exchange rates from period to period. The financial positions and results of operations of the Company’s foreign subsidiaries are based on the local currency as the functional currency and are translated to U.S. dollars for financial reporting purposes. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each period-end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments are included in accumulated other comprehensive income (loss) in stockholders’ equity in the Company’s consolidated balance sheets. The activity included in other comprehensive income (loss) in the Company’s consolidated statements of comprehensive income related to foreign currency translation adjustments for each period reported is summarized below.

	Year ended December 31,
	2015	2014	2013
Foreign currency translation adjustments (1)	$(5,676)	$(2,017)	$251
Realized losses reclassified into earnings (2)	666	526	—
Other comprehensive (loss) income, net of tax (3)	$(5,010)	$(1,491)	$251

(1)     In the third quarter of 2015, the Company recorded an adjustment to its foreign currency translation totaling approximately $4 million, primarily related to goodwill, intangible assets and fixed assets for certain acquired international subsidiaries.

(2)     Represents the reclassification of foreign currency translation adjustments from accumulated other comprehensive loss into earnings as a result of closing international offices. Amounts are included in the other expense line item in the consolidated statements of comprehensive income.

(3)     Net of tax of $1.0 million, $0.4 million and $0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, contract receivables, accounts payable, accrued expenses, and other current liabilities, are carried at cost, which the Company believes approximates their fair values at December 31, 2015 and December 31, 2014, due to their short maturities. The Company believes the carrying value of other long-term liabilities related to capital expenditure obligations approximates their fair value at December 31, 2015 based on the current rates offered to us for similar instruments with comparable maturities. The Company believes the carrying value of its lines of credit payable at December 31, 2015 and 2014 approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings.

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”), to its assets and liabilities that are required to be measured at fair value pursuant to other accounting standards including assets and liabilities resulting from the Company’s nonqualified deferred compensation plan and foreign currency forward contract agreements not eligible for hedge accounting. The fair value of assets and liabilities resulting from the Company’s nonqualified deferred compensation plan and foreign currency forward contract agreements at December 31, 2015 and 2014 and the changes in fair value for the years ended December 31, 2015, 2014, and 2013 were immaterial.

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

Segment, Customer and Geographic Information

The Company has concluded that it operates in one segment based upon the consolidated information used by its chief operating decision maker in evaluating the financial performance of its business and allocating resources. This single segment represents the Company’s core business, professional services for government and commercial clients. Although the Company describes its multiple service offerings in four markets to provide a better understanding of the Company’s business operations, the Company does not manage its business or allocate resources based upon those service offerings or markets.

Approximately $540 million, $532 million, and $550 million of the Company’s revenue for the years 2015, 2014, and 2013, respectively, was derived under prime contracts and subcontracts with agencies and departments of the federal government representing 48%, 51%, and 58% of total revenue. No other customer accounted for 10% or more of the Company’s revenue during the years 2015, 2014, and 2013.

The Company’s international operations offer services to both commercial and non-U.S. government customers. Revenue is attributed to location based on the geographic areas to which a contract is awarded. The Company’s revenue generated from international clients as a percentage of total revenue was approximately 11%, 12%, and 9% for the years 2015, 2014, and 2013.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and contract receivables. The majority of the Company’s cash transactions are processed through one U.S. commercial bank. Cash held domestically in excess of daily requirements is used to reduce any amounts outstanding under the Company’s Credit Facility. As of December 31, 2015 and 2014, the Company held approximately $6.5 million and $10.1 million, respectively, of cash in foreign bank accounts. To date, the Company has not incurred losses related to cash and cash equivalents.

The Company’s contract receivables consist principally of contract receivables from agencies and departments of, as well as from prime contractors to, the federal government, other governments, and commercial organizations. The Company believes that this credit risk with respect to contract receivables, is limited due to the credit worthiness of the U.S. government. Contract receivable credit risk is also limited due to a large number of customers in differing agencies of the U.S. government. The Company extends credit in the normal course of operations and does not require collateral from its clients.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

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

In April 2015, the FASB issued ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40). ASU 2015-05 provides guidance to help entities evaluate whether a cloud computing arrangement contains a software license that should be accounted for as internal-use software or as a service contract. The update is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Upon adoption, an entity has the option to apply the provisions of ASU 2015-05 either prospectively to all arrangements entered into or materially modified, or retrospectively. The adoption of ASU 2015-05 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740). This update requires an entity to classify deferred tax liabilities and assets as noncurrent within a classified statement of financial position. ASU 2015-17 is effective for annual and interim reporting periods beginning after December 15, 2016. This update may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Early application is permitted as of the beginning of the interim or annual reporting period. The adoption of ASU 2015-17 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update revises an entity’s accounting for operating leases and requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. This update also requires certain qualitative and specific quantitative disclosures. ASU 2016-02 does not significantly change the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee. This update is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-02.

NOTE C—CONTRACT RECEIVABLES

Contract receivables consisted of the following at December 31:

	2015	2014
Billed	$159,985	$162,876
Unbilled	93,131	90,419
Retainages	5,486	5,788
Other	3,370	3,058
Allowance for doubtful accounts	(2,138)	(1,887)
Contract receivables, net	$259,834	$260,254

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

NOTE D—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2015	2014
Leasehold improvements	$17,064	$19,097
Software	41,902	31,364
Furniture and equipment	28,734	23,466
Computers	28,928	27,671
	116,628	101,598
Accumulated depreciation and amortization	(71,203)	(58,357)
Total property and equipment, net	$45,425	$43,241

Depreciation expense for property and equipment for the years ended December 31, 2015, 2014, and 2013, was approximately $16.2 million, $13.4 million, and $11.2 million, respectively.

NOTE E—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2015	2014
Balance as of January 1	$687,778	$418,839
Goodwill resulting from the ECA business combination	—	141
Goodwill resulting from the Mostra business combination (1)	(380)	24,118
Goodwill resulting from the CityTech business combination (1)	(29)	19,563
Goodwill resulting from the Olson business combination (1)	3,410	225,117
Effect of foreign currency translation	(3,375)	—
Balance as of December 31	$687,404	$687,778

(1) During the year ended December 31, 2015, the Company recorded changes to goodwill representing adjustments during the measurement-period (up to one year from the date of an acquisition) related to acquisitions during the year ended December 31, 2014. These goodwill adjustments were not significant to our previously reported operating results or financial position. See further discussion of the Company’s business combinations in “Note F—Business Combinations.”

Other Intangible Assets

Intangible assets are primarily amortized over periods ranging from approximately 1 to 10 years. The weighted-average period of amortization for all intangible assets as of December 31, 2015, is 8.7 years. The customer-related intangible assets related to the business combinations, which consist of customer contracts, backlog, and non-contractual customer relationships, are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The weighted-average period of amortization of the customer-related intangibles is 8.7 years. Intangible assets related to acquired developed technology are being amortized on an accelerated basis over a weighted-average period of 5.5 years.

Other intangibles consisted of the following at December 31:

	2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$117,654	$(59,412)	$58,242
Developed technology	1,463	(806)	657
Total intangible assets	$119,117	$(60,218)	$58,899

	2014
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$118,957	$(46,703)	$72,254
Developed technology	1,538	(494)	1,044
Marketing-related	4,262	(853)	3,409
Total intangible assets	$124,757	$(48,050)	$76,707

Aggregate amortization expense for the years ended December 31, 2015, 2014, and 2013, was approximately $17.2 million, $10.4 million, and $9.5 million, respectively. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2016	$12,608
2017	11,098
2018	8,435
2019	6,127
2020	4,525
Thereafter	16,106
Total	$58,899

NOTE F—BUSINESS COMBINATIONS

Olson

On November 5, 2014, the Company completed the acquisition of OCO Holdings, Inc. and its various subsidiaries, including Olson + Co., Inc. (collectively, “Olson”), a leading provider of marketing technology and digital services based in Minneapolis, Minnesota. As a result of the acquisition, Olson became a wholly owned subsidiary of the Company. The aggregate purchase price of approximately $298.2 million in cash was funded by the Company’s Credit Facility (as defined in “Note I – Long-Term Debt” below). The acquisition expanded the Company’s existing digital technology and strategic communications work and strengthened its ability to bring more integrated solutions to an expanded client base, including multi-channel marketing initiatives across web, mobile, email, social, print, broadcast and off-premise platforms.

The acquisition was accounted for under the acquisition method. The allocation of the total purchase price to the tangible and intangible assets and liabilities of Olson is based on management’s estimate of fair value as of the acquisition date and was completed in the fourth quarter of 2015. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $293.4 million. The Company has allocated approximately $228.5 million to goodwill and $64.9 million to other intangible assets. The goodwill recorded as part of the acquisition primarily reflects the value of providing an established platform to leverage the Company’s existing digital interactive technologies and domain expertise, synergies expected to arise from providing end-to-end customer solutions to a combined client-base across all channels, as well as any intangible assets that do not qualify for separate recognition. The weighted average amortization period for the amount allocated to other intangible assets in total is 9.6 years from the acquisition date. The intangible assets consist of approximately $60.3 million of customer-related intangibles that are being amortized over 10.2 years from the acquisition date, $4.0 million of marketing-related intangibles that were amortized over 1.2 years from the acquisition date, and $0.6 million of developed technology intangibles that are being amortized over 6.2 years from the acquisition date. Olson was a stock purchase for tax purposes; therefore, goodwill and amortization of other intangibles created via this acquisition are not deductible for income tax purposes.

During the year ended December 31, 2015, the Company recorded an increase to goodwill of $3.4 million related to measurement-period adjustments to the preliminary purchase price allocation. The measurement-period adjustments were primarily related to reductions of $7.3 million and $5.9 million to the valuation of fixed assets and accrued expenses and other liabilities, as well as a $1.8 million holdback adjustment that increased the purchase price to $298.2 million. Goodwill adjustments were not significant to our previously reported operating results or financial position.

The purchase price allocation is summarized as follows:

Cash	$8,816
Contract receivables	36,879
Other current and non-current assets	1,512
Property and equipment	8,571
Customer-related intangibles	60,338
Marketing-related intangibles	3,947
Developed technology intangibles	578
Goodwill	228,527
Total Assets	349,168

Accounts payable	9,792
Accrued expenses and other liabilities	7,126
Accrued salaries and benefits	5,378
Deferred revenue	9,742
Deferred taxes and income tax payable	18,922
Total Liabilities	50,960
Net Assets	$298,208

The results of operations of the Olson acquisition are included in the Company’s consolidated statements of comprehensive income for the year ended December 31, 2015. For the year ended December 31, 2014, Olson contributed net revenues of $23.0 million and net earnings of $2.2 million since the acquisition date of November 5, 2014, excluding transaction-related acquisition costs of $1.6 million, as well as interest expense, amortization of intangible assets resulting from the acquisition, stock-based compensation expense, corporate allocations and integration costs.

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

Pro forma Information for the Year Ended December 31 (Unaudited)

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

ECA

In July 2013, the Company hired the staff of, and purchased certain assets and liabilities from, Ecommerce Accelerator LLC (“ECA”), an e-commerce technology-based services firm based in New York, New York. The addition of ECA enhanced ICF’s multi-channel, end-to-end e-commerce solutions. In connection with the acquisition, the Company recorded a contingent consideration payable reflected in other long-term liabilities at the estimated fair value of $2.8 million at December 31, 2013. The fair value of the contingent liability was reduced to zero in the first quarter of 2014 and the change in the fair value measurement of $2.8 million was recorded as a reduction to indirect and selling expenses. The Company is no longer required to pay contingent consideration to ECA, as the parties mutually agreed to the release of this potential obligation in the third quarter of 2014. The purchase was immaterial to the Company’s financial statements taken as a whole.

NOTE G—ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2015	2014
Accrued paid time off and leave	$10,573	$10,291
Accrued salaries	7,406	22,033
Accrued bonuses, liability-classified awards and commissions	11,213	15,451
Accrued payroll taxes and withholdings	6,154	729
Accrued medical	2,520	2,514
Other	5,252	5,296
Total accrued salaries and benefits	$43,118	$56,314

NOTE H—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

	2015	2014
Accrued subcontractor and other direct costs	$25,905	$26,084
Deposits	5,547	4,475
Accrued IT and software licensing costs	5,139	3,566
Accrued insurance premiums	1,107	1,646
Accrued professional services	673	1,112
Other accrued expenses and current liabilities	4,630	5,425
Total accrued expenses and other current liabilities	$43,001	$42,308

NOTE I—LONG-TERM DEBT

The Company entered into a Fourth Amended and Restated Business Loan and Security Agreement with a syndication of 11 commercial banks on May 16, 2014, which was further modified on November 5, 2014 (the “Credit Facility”). The Credit Facility matures on May 16, 2019 and allows for borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial, performance-based limitations and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the Credit Facility when issued. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of December 31, 2015, the Company was in compliance with its covenants under the Credit Facility.

As of December 31, 2015, the Company had $311.5 million in long-term debt outstanding, $3.7 million in outstanding letters of credit, and available borrowing capacity of $184.8 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $131.9 million as of December 31, 2015.

The Company’s debt issuance costs, which are included within other assets, are amortized over the term of indebtedness. Amortizable debt issuance costs were $5.8 million as of both December 31, 2015 and December 31, 2014. Accumulated amortization related to debt issuance costs was $4.0 million and $3.5 million, as of December 31, 2015 and 2014, respectively. Amortization expense of $0.5 million was recorded for each of the years ended December 31, 2015, 2014, and 2013, respectively.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR (1, 3, or 6 month rates) and prime rates, at its discretion, plus their applicable margins and payable monthly. At December 31, 2015 and 2014, the Credit Facility was subject to a commitment fee on the unused portion of the Credit Facility of 0.25% and 0.30% per annum, respectively.

Long-term debt outstanding and the weighted average interest rate at December 31 is summarized as follows:

	2015		2014
	Debt Outstanding	Weighted Average Interest Rate	Debt Outstanding	Weighted Average Interest Rate
Revolving Line of Credit/Swing Line	$311,532	2.23%	$350,052	2.41%

Letters of Credit

At December 31, 2015 and 2014, the Company had outstanding letters of credit totaling approximately $3.7 million and $4.4 million, respectively. These letters of credit are renewed annually.

NOTE J—INCOME TAXES

Income tax expense consisted of the following for the years ended December 31:

	2015	2014	2013
Current:
Federal	$14,797	$13,383	$15,154
State	2,669	3,151	3,247
Foreign	1,475	3,563	1,651
Total current	18,941	20,097	20,052
Deferred:
Federal	4,562	3,264	2,523
State	512	399	323
Foreign	216	360	(2)
Total deferred	5,290	4,023	2,844
Income Tax Expense	$24,231	$24,120	$22,896

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes. Such amounts are classified in the consolidated balance sheets as current or non-current assets or liabilities based upon the classification of the related assets and liabilities.

Deferred tax assets (liabilities) consisted of the following at December 31:

	2015	2014
Deferred Tax Assets
Current:
Stock option compensation	$458	$319
Allowance for bad debt	831	789
Accrued paid time off	2,416	1,975
Accrued bonus	149	608
Foreign tax credits	—	322
Accrued liabilities	—	1,890
Total current deferred tax asset	3,854	5,903
Non-current:
Foreign net operating loss (NOL) carry forward	933	542
Federal/state net operating loss (NOL) carry forward	6,458	3,447
Stock option compensation	4,334	3,757
Deferred rent	5,376	5,086
Deferred compensation	2,908	2,823
Foreign tax credits	1,914	2,060
State tax credits	1,339	1,016
Federal tax credits	225	225
Foreign exchange	1,879	447
Accrued liabilities and other	2,643	1,375
Total non-current deferred tax assets	28,009	20,778
Less: Valuation Allowance	(933)	(542)
Total Deferred Tax Assets	$30,930	$26,139

Deferred Tax Liabilities
Current:
Retention	$(1,860)	$(1,899)
Prepaids	(1,040)	(1,549)
Payroll taxes	(502)	(1,064)
Unbilled revenue	(8,093)	(8,483)
Other	(363)	(219)
Total current deferred liability	(11,858)	(13,214)
Non-current:
Depreciation	(7,186)	(8,766)
Amortization	(44,867)	(39,318)
Other	(345)	(39)
Total non-current deferred tax liabilities	(52,398)	(48,123)
Total Deferred Tax Liabilities	(64,256)	(61,337)
Total Net Deferred Tax Liability	$(33,326)	$(35,198)

At December 31, 2015 and 2014, the Company had net operating loss (“NOL”) carry-forwards for foreign income taxes of approximately $6.9 million and $1.9 million, respectively, all of which may be carried forward indefinitely.

At December 31, 2015, the Company had NOL carry-forwards for federal and state income tax purposes of approximately $15.2 million, which expire in 2034. The Company also had federal tax credits totaling $0.2 million, all of which may be carried forward indefinitely. The Company acquired these NOLs and credits as a result of its purchase of Olson in November 2014. Internal Revenue Code Section 382 imposes an annual limitation on the use of a corporation’s NOLs, tax credits and other carryovers after an “ownership change” occurs.

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

At December 31, 2015, the Company had gross state income tax credit carry-forwards of approximately $2.0 million, which expire between 2017 and 2025. A deferred tax asset of approximately $1.3 million (net of federal benefit) has been established related to these state income tax credit carry-forwards as of December 31, 2015.

The need to establish valuation allowances for deferred assets is based on a more-likely-than-not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration has been given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives. The Company concluded that a valuation allowance of approximately $0.9 million and $0.5 million was required for tax attributes related to specified foreign jurisdictions as of December 31, 2015 and 2014, respectively.

Effective January 1, 2009, the Company made no provisions for deferred U.S. income taxes or additional foreign taxes on any unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested. If these earnings were repatriated, in the form of dividends or otherwise, the Company would be subject to U.S. income tax on these earnings. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credit carry forwards would be available to reduce some portion of the U.S. tax liability. The Company has $1.9 million of foreign tax credits available for carry forward related to its foreign branch operations as of December 31, 2015.

On September 13, 2013, the Treasury Department and the Internal Revenue Service issued final regulations regarding the deduction and capitalization of amounts paid to acquire, produce, improve or dispose of tangible personal property. These regulations are generally effective for tax years beginning on or after January 1, 2014. The application of these regulations did not have a material impact on the consolidated financial statements for fiscal years 2014 and 2015.

The total amount of unrecognized tax benefits as of December 31, 2015 and 2014, was $0.4 million and $0.7 million, respectively. Included in the balance as of December 31, 2015 and 2014, were $0.3 million and $0.6 million, respectively, of tax positions that, if recognized, would impact the effective tax rate.

The unrecognized tax benefit reconciliation, excluding penalty and interest, is as follows:

Unrecognized tax benefits at January 1, 2013	$1,091
Decrease attributable to settlements	(8)
Increase attributable to tax positions taken during a prior period	43
Decrease attributable to lapse of statute of limitations	(424)
Unrecognized tax benefits at December 31, 2013	702
Increase (decrease) in unrecognized tax benefits	—
Unrecognized tax benefits at December 31, 2014	702
Decrease attributable to settlements	(174)
Increase attributable to tax positions taken during a prior period	12
Decrease attributable to lapse of statute of limitations	(140)
Unrecognized tax benefits at December 31, 2015	$400

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company had approximately $0.1 million and $0.2 million of accrued penalty and interest at both December 31, 2015, and 2014, respectively.

The Company’s 2012 through 2015 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes, in addition to the Company’s 2009 amended tax return. Certain significant state and foreign tax jurisdictions are also either currently under examination or remain open under the statute of limitations and subject to examination for the tax years from 2011 to 2015.

Although the Company believes it has adequately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions on federal, state and foreign income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are effectively settled or otherwise resolved. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax positions may decrease by approximately $0.1 million.

The Company’s provision for income taxes differs from the anticipated federal statutory rate. Approximate differences between the statutory rate and the Company’s provision are as follows:

	2015	2014	2013
Taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.9%	4.2%	4.2%
Foreign tax rate differential and U.S. unrepatriated earnings	(0.3)%	(0.6)%	(0.3)%
Other permanent differences	1.9%	2.0%	0.7%
Prior year tax adjustments and changes in unrecognized tax benefits	(1.9)%	(2.3)%	(2.1)%
Tax credits	(0.5)%	(0.7)%	(0.7)%
Taxes at effective rate	38.1%	37.6%	36.8%

NOTE K—ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

On June 5, 2015, the Company’s stockholders approved an amendment (the “Amendment”) to the ICF International, Inc. 2010 Omnibus Incentive Plan (as amended, the “Omnibus Plan”). The Amendment, among other items, increased the new shares available for issuance under the Omnibus Plan by 1,540,000 shares from 3,550,000 to 5,090,000 (for an aggregate 5,966,186 shares, which includes shares that remained available under the 2006 Long-Term Equity Incentive Plan when the Omnibus Plan was initially adopted). The Omnibus Plan provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Under the terms of the Omnibus Plan, shares awarded that are not stock options or stock appreciation rights, are counted as 1.93 shares deducted for every one share delivered under those awards. Shares awarded that are stock options or stock appreciation rights are counted as a single share deducted from the Omnibus Plan for every one share delivered under those awards. As of December 31, 2015, the Company had approximately 2.7 million shares available to grant under the Amended Plan. CSRSUs have no impact on the shares available for grant under the Omnibus Plan, and have no impact on the calculated shares used in earnings per share calculations.

Starting in the third quarter of 2013, the Company started granting awards of unregistered shares to its non-employee directors on a quarterly basis under its Annual Equity Election program to replace the previous restricted stock awards program. The awards are issued from the Company’s treasury stock and have no impact on the shares available for grant under the Omnibus Plan.

Total compensation expense relating to stock-based compensation was approximately $14.7 million, $13.4 million, and $11.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. As of December 31, 2015, the total unrecognized compensation expense related to non-vested stock awards totaled approximately $17.1 million. These amounts are expected to be recognized over a weighted-average period of 2.1 years. The unrecognized expense related to CSRSUs totaled approximately $11.7 million at December 31, 2015. These costs are expected to be recognized over a weighted-average period of 2.6 years.

The assumptions of employment termination forfeiture rates used in the determination of fair value of stock awards during calendar year 2015 were based on the Company’s historical average from October 2006 through the 12 months preceding the reporting period. The expected annualized forfeiture rates used varied from 4.92% to 8.87%, and the Company does not expect these termination rates to vary significantly in the future.

Stock Options

Option awards are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. All options outstanding as of December 31, 2015 have a 10-year contractual term. Options generally have a vesting term of three or four years. The Company recorded approximately $1.5 million, $1.9 million, and $1.6 million of compensation expense related to stock options for the years ended December 31, 2015, 2014, and 2013, respectively. There were no options awards granted during 2015. The fair value assumptions using the Black-Scholes-Merton pricing model for awards granted in 2014 were 5.1 years for the expected life, 33.0% for historical volatility, and 1.5% for the risk-free rate of return. The fair value assumptions using the Black-Scholes-Merton pricing model for awards granted in 2013 were 5.4 years for the expected life, 36.8% for historical volatility, and 0.9% for the risk-free rate of return. At December 31, 2015, unrecognized expense related to stock options totaled approximately $0.9 million, and these costs are expected to be recognized over a weighted average period of 1.2 years.

The following table summarizes the changes in outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2013	638,800	$22.21
Exercised	(159,309)	$19.48
Granted	218,707	$27.03
Forfeited/Expired	(3,646)	$24.84
Outstanding at December 31, 2013	694,552	$24.34
Exercised	(85,063)	$21.53
Granted	166,861	$40.68
Forfeited/Expired	(9,426)	$25.53
Outstanding at December 31, 2014	766,924	$28.20
Exercised	(43,919)	$21.23
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2015	723,005	$28.62	$5,872

Vested plus expected to vest at December 31, 2015	664,824	$28.35	$5,530
Exercisable at December 31, 2015	540,287	$26.35	$5,263

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $35.56 as of December 31, 2015. The total intrinsic value of options exercised was $0.8 million, $1.5 million, and $2.3 million for the years ended December 31, 2015, 2014 and 2013, respectively. The weighted average grant date fair value of options granted was $13.00, and $9.37 per share for the years ended December 31, 2014 and 2013, respectively. The fair value of shares vested was $2.0 million, $1.8 million, and $1.6 million for the years ended December 31, 2015, 2014 and 2013, respectively. As of December 31, 2015, the weighted-average remaining contractual term for options vested and expected to vest was 6.4 years, and for exercisable options was 6.0 years.

Information regarding stock options outstanding as of the dates indicated is summarized below:

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding As of 12/31/15	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of 12/31/15	Weighted Average Exercise Price
$ 9.05	–	$25.00	210,293	4.55	$22.61	210,293	$22.61
$25.01	–	$28.00	345,851	6.79	$26.46	274,368	$26.31
$28.01	–	$41.00	166,861	8.21	$40.68	55,626	$40.68
$ 9.05	to	$41.00	723,005	6.47	$28.62	540,287	$26.35

Restricted Stock Awards

Restricted stock awards generally have a vesting term of one year. Compensation expense related to restricted stock awards computed under the fair value method for the year ended December 31, 2013, was approximately $0.2 million. The Company did not grant restricted stock awards in 2015, 2014 and 2013. There was no unrecognized expense related to restricted stock awards as of December 31, 2015, 2014 and 2013. The fair value of shares vested was $0.7 million for the year ended December 31, 2013.

A summary of the Company’s restricted stock awards is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value
Non-vested restricted stock awards at January 1, 2013	36,139	$22.41
Granted	—	$—
Vested	(30,825)	$22.38
Forfeited	(5,314)	$22.58
Non-vested restricted stock awards at December 31, 2013	—	$—

Restricted Stock Units

RSUs generally have a vesting term of three or four years. Upon vesting, the employee is issued one share of stock for each RSU he or she holds. Compensation expense related to RSUs computed under the fair value method for the years ended December 31, 2015, 2014, and 2013, was approximately $7.2 million, $7.8 million, and $8.7 million, respectively. At December 31, 2015, unrecognized expense related to RSUs totaled approximately $14.4 million. These costs are expected to be recognized over a weighted-average period of 2.3 years. The fair value of shares vested was $6.3 million, $8.2 million, and $7.0 million for the years ended December 31, 2015, 2014 and 2013, respectively.

A summary of the Company’s RSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested RSUs at January 1, 2013	848,591	$24.32
Granted	229,574	$27.02
Vested	(288,258)	$24.28
Cancelled	(33,719)	$24.86
Non-vested RSUs at December 31, 2013	756,188	$25.13
Granted	265,811	$39.48
Vested	(333,321)	$24.73
Cancelled	(44,791)	$27.33
Non-vested RSUs at December 31, 2014	643,887	$31.10
Granted	250,159	$39.04
Vested	(233,899)	$26.85
Cancelled	(104,243)	$36.76
Non-vested RSUs at December 31, 2015	555,904	$35.40	$19,768
RSUs expected to vest in the future	512,897	$35.40	$18,239

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $35.56 per share as of December 31, 2015.

 Cash-Settled Restricted Stock Units

CSRSUs generally have a vesting term of four years. Compensation expense related to CSRSUs computed under the fair value method for the years ended December 31, 2015, 2014 and 2013 was $4.4 million, $3.2 million, and $1.2 million, respectively. The unrecognized expense related to CSRSUs totaled approximately $11.7 million at December 31, 2015. These costs are expected to be recognized over a weighted-average period of 2.6 years. CSRSUs have no impact on the shares available for grant under the Omnibus Plan.

A summary of the Company’s CSRSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested CSRSUs at January 1, 2013	—	$—
Granted	203,115	$27.84
Cancelled	(2,816)	$27.03
Non-vested CSRSUs at December 31, 2013	200,299	$28.23
Granted	416,432	$39.12
Vested	(47,742)	$27.55
Cancelled	(31,870)	$32.12
Non-vested CSRSUs at December 31, 2014	537,119	$36.36
Granted	121,015	$39.35
Vested	(78,033)	$33.29
Cancelled	(133,438)	$38.14
Non-vested CSRSUs at December 31, 2015	446,663	$37.18	$15,883
CSRSUs expected to vest in the future	414,431	$37.16	$14,737

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $35.56 per share as of December 31, 2015. The fair value of CSRSUs vested and settled in cash for the years ended December 31, 2015 and 2014 was $2.9 million and $1.7 million, respectively.

Non-Employee Director Awards

Compensation expense related to non-employee director awards computed under the fair value method for the years ended December 31, 2015, 2014 and 2013 was $0.6 million, $0.5 million, and $0.2 million, respectively. Non-employee director awards do not include vesting conditions; thus, there was no unrecognized expense related to these awards as of December 31, 2015, 2014 and 2013. Non-employee director awards are comprised of unregistered shares and have no impact on the shares available for grant under the Omnibus Plan. A summary of the Company’s non-employee director awards granted by fiscal year is presented below.

For the Year ended December 31,	Number of Shares Granted	Weighted- Average Grant Date Fair Value
2013	5,133	$35.06
2014	15,872	$36.08
2015	18,109	$35.62

Performance Shares

In the first quarter of 2015, the Company’s Board of Directors approved a performance-based share program (the “Program”) that provides for the issuance of PSAs to its senior management. Under the Program, the number of PSAs that the participant will receive depends on the Company’s achievement of two performance goals during two performance periods. The performance goals under the Program are based on a performance condition (i) the Company’s compounded annual growth rate in earnings per share (“EPS”) during a performance period from January 1, 2015 through December 31, 2016, and a market condition (ii) the Company’s cumulative total shareholder return (“rTSR”) relative to its peer group during a performance period from January 1, 2015 through December 31, 2017. The PSAs will only be eligible to vest following the expiration of the three-year performance period ending on December 31, 2017. Actual shares vested will be subject to both continued employment by the Company (barring certain exceptions allowing for partial performance periods) and actual financial measures achieved. The actual number of shares of common stock that will be issued to each participant at the end of the applicable performance period will be determined by multiplying the award by the product of two percentages, one based on the Company’s EPS performance and a second one based on the Company’s rTSR performance, subject to a minimum and maximum performance level.

The fair value of the awards is estimated on the grant date using a Monte Carlo simulation model due to the market condition for the rTSR component. The fair value assumptions using the Monte Carlo simulation model for awards in 2015 were 0.0% for the dividend yield, 29.3% for historical volatility, and 1.0% for the risk-free rate of return.

During the year ended December 31, 2015, the Company granted approximately 0.1 million PSAs with a grant-date fair value of $44.21 per share. Compensation expense recognized related to PSAs for the year ended December 31, 2015 was $0.7 million. Based on the Company’s current estimate of shares expected to vest, unrecognized compensation expense related to PSAs of $1.9 million as of December 31, 2015 is expected to be recognized over a weighted-average period of approximately 2.0 years.

NOTE L—EARNINGS PER SHARE

Earnings Per Share

EPS is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting and settlement of RSUs. PSAs are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. The Company’s PSAs outstanding at December 31, 2015 did not meet the related performance conditions and therefore were excluded from the calculation of diluted EPS. For the years ended December 31, 2015, 2014, and 2013, approximately 167,849, 151,611, and 173,168 anti-dilutive weighted-average shares were excluded from the calculation of EPS because they were anti-dilutive. The dilutive effect of stock options and RSUs for each period reported is summarized below:

	2015	2014	2013
	(in thousands)
Basic weighted-average shares outstanding	19,335	19,608	19,755
Effect of potential exercise of stock options and RSUs	328	389	431
Diluted weighted-average shares outstanding	19,663	19,997	20,186

 NOTE M—SHARE REPURCHASE PROGRAM

The Company’s Board of Directors approved a share repurchase plan effective in November 2013 and expiring in November 2015, which authorized the Company to repurchase its outstanding common stock. In March 2015, the plan was amended to increase the amount authorized for repurchases from $35.0 million to $75.0 million, not to exceed the amount allowed under the Credit Facility. Our Credit Facility limits share repurchases to $75.0 million during the duration of the Credit Facility, net of new issuances as defined in the Credit Facility. In the third quarter of 2015, the Company’s Board of Directors approved a new share repurchase plan effective in November 2015 that extends the share repurchase plan through November 2017 and authorizes share repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under the Credit Facility.

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

During the year ended December 31, 2015, the Company repurchased 638,654 shares totaling $22.3 million under this program. As of December 31, 2015, approximately $39.9 million remained available under the share repurchase plan.

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

Road Home Contract

Although no legal proceeding has been commenced, the Company has received correspondence from the Office of Community Development of the State of Louisiana, claiming that the Company is responsible for the overpayment of Road Home program grant funds to some grant applicants. The State has also indicated that, as it continues to review homeowner grant calculations, it expects to assert additional demands in the future, increasing the aggregate claim amount. The total claim received by the Company to date is approximately $175.3 million. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of December 31, 2015.

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

The Company has entered into various other operating leases for equipment and office space. Certain facility leases may contain fixed escalation clauses, certain facility leases require the Company to pay operating expenses in addition to base rental amounts, and nine leases require the Company to maintain letters of credit. Rent expense is recognized on a straight-line basis over the lease term. Rent expense and sub-lease income for operating leases were approximately $40.0 million and less than $0.1 million, respectively, for 2015. Rent expense and sub-lease income for operating leases were approximately $35.8 million and less than $0.1 million, respectively, for 2014. Rent expense for operating leases was approximately $36.5 million for 2013. Future minimum rental payments under all non-cancelable operating leases are as follows:

Year ending December 31,
2016	$37,197
2017	35,748
2018	34,214
2019	32,399
2020	30,192
Thereafter	84,083
Total	$253,833

NOTE O—EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the “Retirement Savings Plan”). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code.

Participants in the Retirement Savings Plan are able to elect to defer up to 70% of their compensation subject to statutory limitations, and are entitled to receive 100% employer matching contributions for the first 3% and 50% for the next 2% of their compensation. Contribution expense related to the Retirement Savings Plan for the years ended December 31, 2015, 2014, and 2013, was approximately $13.1 million, $12.3 million, and $12.0 million, respectively.

Deferred Compensation Plan

Certain key employees of the Company are eligible to defer a specified percentage of their cash compensation by having it contributed to a nonqualified deferred compensation plan. Eligible employees may elect to defer up to 80% of their base salary and up to 100% of performance bonuses, reduced by any amounts withheld for the payment of taxes or other deductions required by law. Participants are at all times 100% vested in their account balances. The Company funds its deferred compensation liabilities by making cash contributions to a Rabbi Trust at the time the salary or bonus being deferred would otherwise be payable to the employee. The liability to plan participants is materially funded at all times and the plan does not have a material net impact on the Company’s results of operations.

Employee Stock Purchase Plan

The Company has a 2006 Employee Stock Purchase Plan (“ESPP”) under which one million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions up to $25,000 per calendar year over six-month offering periods at a discount not to exceed 5% of the market value on the date of each purchase period. For the year ended December 31, 2015, 33,339 shares were purchased by employees and 776,512 shares remain available for future issuance. The Company does not recognize compensation expense related to the ESPP.

NOTE P—SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	2015	2014	2013
Balance at beginning of period	$1,887	$1,753	$1,448
Bad debt expense	268	272	112
Net recoveries (write-offs)	(8)	(138)	193
Effect of foreign currency translation	(9)	—	—
Balance at end of period	$2,138	$1,887	$1,753

NOTE Q—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2015				2014
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Contract revenue	$273,527	288,949	288,951	280,805	$245,052	$263,860	$264,796	$276,426
Operating income	15,962	18,734	21,497	19,038	16,650	17,574	18,528	16,610
Net income	7,900	9,174	11,545	10,750	9,716	9,998	11,553	8,763
Earnings per share:
Basic	$0.41	$0.47	$0.60	$0.56	$0.49	$0.51	$0.59	$0.45
Diluted	0.40	0.47	0.59	0.55	0.48	0.50	0.59	0.44
Weighted-average common shares outstanding (in thousands)
Basic	19,450	19,475	19,316	19,102	19,804	19,795	19,450	19,409
Diluted	19,838	19,706	19,556	19,373	20,277	20,082	19,713	19,744