Form 10-Q
period 2016-03-31
ICF International, Inc.
filed 2016-05-06
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 __________________________

FORM 10-Q

 __________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

☐  Yes     ☒  No

As of April 29, 2016, there were 19,013,230 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2016

 i

 PART I. FINANCIAL INFORMATION

Item  1.      Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(Unaudited)
Current Assets:
Cash and cash equivalents	$9,359	$7,747
Contract receivables, net	276,413	256,965
Prepaid expenses and other	15,204	10,032
Total current assets	300,976	274,744

Total property and equipment, net of accumulated depreciation of $75,366 and $71,203 as of March 31, 2016 and December 31, 2015, respectively	44,266	45,425
Other assets:
Goodwill	687,334	687,404
Other intangible assets, net	55,649	58,899
Restricted cash	1,374	1,362
Other assets	12,566	12,456
Total Assets	$1,102,165	$1,080,290

Current Liabilities:
Accounts payable	$49,644	$63,738
Accrued salaries and benefits	48,362	43,118
Accrued expenses and other current liabilities	39,192	43,001
Deferred revenue	29,742	30,523
Income tax payable	6,259	2,604
Total current liabilities	173,199	182,984

Long-term Liabilities:
Long-term debt	337,930	311,532
Deferred rent	15,755	15,785
Deferred income taxes	35,260	33,326
Other	11,793	13,387
Total Liabilities	573,937	557,014
Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 70,000,000 shares authorized; 21,499,611 and 21,313,472 issued; and 19,024,190 and 19,032,054 outstanding as of March 31, 2016 and December 31, 2015, respectively	21	21
Additional paid-in capital	282,838	280,113
Retained earnings	334,993	325,306
Treasury stock	(81,216)	(74,673)
Accumulated other comprehensive loss	(8,408)	(7,491)
Total Stockholders’ Equity	528,228	523,276
Total Liabilities and Stockholders’ Equity	$1,102,165	$1,080,290

The accompanying notes are an integral part of these consolidated financial statements.

 ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015
Revenue	$283,599	$273,527
Direct Costs	177,199	164,569
Operating costs and expenses:
Indirect and selling expenses	81,559	84,833
Depreciation and amortization	4,019	3,848
Amortization of intangible assets	3,128	4,315
Total operating costs and expenses	88,706	92,996

Operating income	17,694	15,962
Interest expense	(2,445)	(2,564)
Other income (expense)	275	(231)
Income before income taxes	15,524	13,167
Provision for income taxes	5,837	5,267
Net income	$9,687	$7,900

Earnings per Share:
Basic	$0.51	$0.41
Diluted	$0.50	$0.40

Weighted-average Shares:
Basic	18,994	19,450
Diluted	19,293	19,838

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	(917)	(2,088)
Comprehensive income, net of tax	$8,770	$5,812

The accompanying notes are an integral part of these consolidated financial statements.

  ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities
Net income	$9,687	$7,900
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash equity compensation	2,641	2,880
Depreciation and amortization	7,147	8,163
Other adjustments, net	1,152	(1,196)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(19,460)	(20,757)
Prepaid expenses and other assets	(5,812)	(1,821)
Accounts payable	(12,441)	(10,336)
Accrued salaries and benefits	5,154	(16,333)
Accrued expenses and other current liabilities	(3,848)	(5,218)
Deferred revenue	(812)	7,855
Income tax receivable and payable	3,645	4,906
Restricted cash	(12)	33
Other liabilities	(622)	582
Net Cash Used in Operating Activities	(13,581)	(23,342)

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(4,184)	(2,724)
Payments for business acquisitions, net of cash received	—	(1,818)
Net Cash Used in Investing Activities	(4,184)	(4,542)

Cash Flows from Financing Activities
Advances from working capital facilities	123,279	122,965
Payments on working capital facilities	(96,881)	(95,718)
Payments on capital expenditure obligations	(1,010)	(585)
Proceeds from exercise of options	—	445
Tax benefits of stock option exercises and award vesting	204	826
Net payments for stockholder issuances and buybacks	(6,664)	(3,666)
Net Cash Provided by Financing Activities	18,928	24,267
Effect of exchange rate changes on cash	449	(1,480)

Increase (Decrease) in Cash and Cash Equivalents	1,612	(5,097)
Cash and Cash Equivalents, Beginning of Period	7,747	12,122
Cash and Cash Equivalents, End of Period	$9,359	$7,025

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$1,485	$2,822
Income taxes	$587	$1,786

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share amounts)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. The Company reports operating results and financial data in one operating and reportable segment. Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2016.

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

The Company’s major clients are United States (“U.S.”) federal government departments and agencies, most significantly the Department of Health and Human Services (“HHS”), the Department of State (“DOS”), and the Department of Defense (“DoD”). The Company also serves U.S. state and local government departments and agencies; international governments; and commercial clients worldwide, such as airlines, airports, electric and gas utilities, oil companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local government, unless otherwise indicated.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 55 offices in the U.S. and more than 10 offices in key markets outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

Reclassifications

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2. Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, contract receivables, and accounts payable are carried at cost, which the Company believes approximates their fair values at March 31, 2016 and December 31, 2015, due to their short maturities. The Company believes the carrying value of other long-term liabilities related to capital expenditure obligations approximates their fair value at March 31, 2016 and December 31, 2015 based on the current rates offered to the Company for similar instruments with comparable maturities. The Company believes the carrying value of its lines of credit payable at March 31, 2016 and December 31, 2015 approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

During the first quarter of 2016, the Company elected to early-adopt ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) on a retrospective basis. As required by ASU 2015-17, all deferred tax assets and liabilities are classified as non-current within the consolidated balance sheets. As a result of the adoption of ASU 2015-17, the Company reclassified $8.0 million in current deferred tax liabilities to long-term liabilities within the consolidated balance sheet at December 31, 2015. In addition, during the first quarter of 2016 the Company also adopted ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40) and ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805) on a prospective basis, which did not have a material impact on the Company’s consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition framework and supersedes almost all existing revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for deciding on the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, to amend ASU 2014-09 to defer the effective date of the new revenue recognition standard. As a result, ASU 2014-09 is effective for the Company for its fiscal year 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting ASU 2014-09.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update revises an entity’s accounting for operating leases and requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. This update also requires certain qualitative and specific quantitative disclosures. ASU 2016-02 does not significantly change the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee. This update is effective for the Company for its fiscal year 2019, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-02.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). ASU 2016-09 simplifies and improves the accounting and reporting for share-based payment awards to employees, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for the Company for its fiscal year 2017, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-09.

Note 3. Contract Receivables

Contract receivables consisted of the following:

	March 31, 2016	December 31, 2015
Billed	$167,889	$163,355
Unbilled	110,865	95,748
Allowance for doubtful accounts	(2,341)	(2,138)
Contract receivables, net	$276,413	$256,965

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

Road Home Contract

Although no legal proceeding has been commenced, the Company has received correspondence from the Office of Community Development of the State of Louisiana, claiming that the Company is responsible for the overpayment of Road Home program grant funds to some grant applicants. The State has also indicated that, as it continues to review homeowner grant calculations, it expects to assert additional demands in the future, increasing the aggregate claim amount. The total claim received by the Company to date is approximately $180.2 million. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of March 31, 2016.

Note 5. Long-Term Debt

The Company entered into a Fourth Amended and Restated Business Loan and Security Agreement with a syndication of 11 commercial banks on May 16, 2014, which was further modified on November 5, 2014 (the “Credit Facility”). The Credit Facility matures on May 16, 2019. The Credit Facility allows for Company borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial, performance-based limitations and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of March 31, 2016, the Company was in compliance with its covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.42% to 2.44% for the first three months of 2016.

As of March 31, 2016, the Company had $337.9 million in long-term debt outstanding, $3.7 million in outstanding letters of credit, and unused borrowing capacity of $158.4 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $108.7 million as of March 31, 2016.

Note 6. Accounting for Stock-Based Compensation

The ICF International, Inc. 2010 Omnibus Incentive Plan (as amended, the “Omnibus Plan”) provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors of the Company. As of March 31, 2016, the Company had approximately 2.2 million shares available for grant under the Omnibus Plan. Cash-settled RSUs (“CSRSUs”) have no impact on the shares available for grant under the Omnibus Plan, and have no impact on the calculated shares used in earnings per share (“EPS”) calculations.

The Company recognized stock-based compensation expense of $3.2 million and $4.0 million for the three months ended March 31, 2016 and 2015, respectively. Unrecognized compensation expense of approximately $20.0 million as of March 31, 2016, related to unvested stock options and unsettled RSUs, is expected to be recognized over a weighted-average period of 2.9 years. The unrecognized compensation expense related to CSRSUs totaled approximately $17.7 million at March 31, 2016 and is expected to be recognized over a weighted-average period of 3.0 years. Unrecognized compensation expense related to performance-based share awards (“PSAs”) of approximately $3.6 million as of March 31, 2016 is expected to be recognized over a weighted-average period of 2.3 years.

During the three months ended March 31, 2016, the Company granted approximately 0.2 million shares in the form of RSUs and approximately 0.2 million shares in the form of CSRSUs with a grant date fair value of $34.24. The Company granted approximately 0.1 million shares in the form of PSAs to its employees with a grant date fair value of $37.21. The awards granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2016 have a performance period from January 1, 2016 through December 31, 2018 and the performance conditions are consistent with the PSAs granted in 2015. The Company’s performance-based share program is further described in Note K, Accounting for Stock-Based Compensation, of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 7. Income Taxes

The Company’s effective tax rate for the three-month period ended March 31, 2016 and 2015 was 37.6% and 40.0%, respectively.

The Company is subject to federal income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s 2012 through 2015 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes, in addition to the Company’s 2009 amended tax return. Certain significant state and foreign tax jurisdictions also remain open under the statute of limitations and subject to examination for the tax years from 2011 to 2015.

The Company’s total liability for unrecognized tax benefits as of March 31, 2016 was $0.4 million. Included in the balance as of March 31, 2016 was $0.3 million of tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax benefits may decrease by approximately $0.1 million.

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 8. Earnings Per Share

EPS is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting and settlement of RSUs. PSAs are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. The Company’s PSAs outstanding at March 31, 2016 did not meet the related performance conditions and therefore were excluded from the calculation of diluted EPS. Approximately 0.2 million weighted-average shares were excluded from the calculation of EPS because they were anti-dilutive for each of the three-month periods ended March 31, 2016 and 2015.

The dilutive effect of stock options and RSUs for each period reported is summarized below:

	Three Months Ended March 31,
	2016	2015
Net Income	$9,687	$7,900

Weighted-average number of basic shares outstanding during the period	18,994	19,450
Dilutive effect of stock options and RSUs	299	388
Weighted-average number of diluted shares outstanding during the period	19,293	19,838

Basic earnings per share	$0.51	$0.41
Diluted earnings per share	$0.50	$0.40

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

The terms “we,” “our,” “us,” and the “Company,” as used throughout this Quarterly Report on Form 10-Q, refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated.

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

We categorize our clients into two client classifications: government and commercial. Within the government classification, we present three client sub-classifications: federal government, state and local government, and international government. Our major clients are federal government departments and agencies. Our federal government clients have included every cabinet-level department, most significantly HHS, DOS, and DoD. We also serve a variety of commercial clients worldwide, including airlines, airports, electric and gas utilities, oil companies, hospitals, health insurers, and other health-related companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. For the three months ended March 31, 2016, revenue generated by federal government clients and commercial clients was 49% and 34%, respectively. The remaining 17% of revenue was generated by state and local government clients, as well as international government clients.

We report operating results and financial data as a single segment based on the consolidated information used by our chief operating decision-maker in evaluating the financial performance of our business and allocating resources. Our single segment represents our core business – professional services for government and commercial clients. Although we describe our multiple service offerings to four markets to provide a better understanding of our business operations, we do not manage our business or allocate our resources based on those service offerings or markets.

Revenue increased to $283.6 million, representing an increase of 3.7% for the three months ended March 31, 2016 compared to the corresponding prior period. We experienced growth in federal and state and local revenue and, to a lesser extent, international government revenue, while commercial revenue declined. Operating income increased 10.9% to $17.7 million for the three months ended March 31, 2016 compared to the corresponding prior period and net income increased 22.6% to $9.7 million.

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues in our key markets due to heightened concerns about clean energy and energy efficiency; health promotion, treatment, and cost control; and ongoing homeland security threats. We also see significant opportunity to further leverage our digital and client engagement capabilities across our commercial and government client base. For fiscal year 2016, we anticipate net income will grow at a higher rate than revenue due to growth in higher-margin services work and reductions in expenses, including interest and amortization of intangibles.

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

Federal government revenue was 49% of our total revenue for the three months ended March 31, 2016. While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers, including top-line legislative constraints on federal government discretionary spending that limit expenditure growth through 2021. Actions by Congress could result in a delay or reduction to our revenue, profit, and cash flow and could have a negative impact on our business and results of operations; however, we believe we are well positioned in markets that have been, and will continue to be, priorities to the federal government.

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

Key Markets:

Our services primarily address four key markets:

•

Energy, Environment, and Infrastructure. We provide research and advisory services on energy and environmental issues for both commercial and government clients relating to power markets, energy demand, environmental policy, and the transportation industry. We develop implementation solutions for industry-related challenges, such as increasing energy efficiency, helping utilities engage with their customers, and managing the environmental challenges of large infrastructure projects.

•

Health, Education and Social Programs. We provide research and advisory services, as well as solution identification and implementation services, such as program development, information technology applications, and strategic communications for public health issues and a variety of social programs, such as those focused on education, child and family welfare needs, and housing and communities.

•

Safety and Security. We provide research, advisory and implementation services concerning public safety, including programs that help victims of crime and at-risk youths, critical infrastructure protection, and for homeland security in all phases of program development. Our services related to safety and security include high-end strategic planning, analysis, and technology-based solutions in the areas of logistics management, operational support, command and control, and cybersecurity.

•

Consumer and Financial. In the area of consumer and financial, we combine our expertise in strategic communications, marketing and creative services and public relations with our strengths in interactive and mobile technologies to help companies develop stronger relationships and engage with their customers and stakeholders. We do this across all channels, such as web, social, mobile, intranets and emerging platforms, through end-to-end technology-based implementations for local and global clients and through high-impact advisory and implementation services.

Key Clients:

•	Government. We provide our key services to government clients including federal government clients, state and local government clients, as well as international government clients.

•

Commercial. We also provide our key services to commercial clients worldwide, including airlines, airports, electric and gas utilities, oil companies, hospitals, health insurers, and other health-related companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. These clients include both U.S. and international-based clients.

Employees and Offices:

We have more than 5,000 employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our more than 55 regional offices throughout the U.S., and more than 10 offices outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

CRITICAL ACCOUNTING POLICIES

Recent Accounting Pronouncements

New accounting standards are discussed in “Note 2 – Summary of Significant Accounting Policies—Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

Three Months ended March 31, 2016, compared to Three Months ended March 31, 2015

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended March 31,				Year-to-Year Change Three Months Ended
	2016	2015	2016	2015	March 31, 2015 to 2016
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Revenue	$283,599	$273,527	100.0%	100.0%	$10,072	3.7%
Direct Costs	177,199	164,569	62.5%	60.2%	12,630	7.7%
Operating Costs and Expenses
Indirect and selling expenses	81,559	84,833	28.8%	31.0%	(3,274)	(3.9)%
Depreciation and amortization	4,019	3,848	1.4%	1.4%	171	4.4%
Amortization of intangible assets	3,128	4,315	1.1%	1.6%	(1,187)	(27.5)%
Total Operating Costs and Expenses	88,706	92,996	31.3%	34.0%	(4,290)	(4.6)%
Operating Income	17,694	15,962	6.2%	5.8%	1,732	10.9%

Interest expense	(2,445)	(2,564)	(0.8)%	(0.9)%	119	(4.6)%
Other income (expense)	275	(231)	0.1%	(0.1)%	506	(219.0)%
Income before Income Taxes	15,524	13,167	5.5%	4.8%	2,357	17.9%
Provision for Income Taxes	5,837	5,267	2.1%	1.9%	570	10.8%
Net Income	$9,687	$7,900	3.4%	2.9%	$1,787	22.6%

Revenue. Revenue for the three months ended March 31, 2016 was $283.6 million, compared to $273.5 million for the three months ended March 31, 2015, representing an increase of $10.1 million or 3.7%. The increase in revenue is primarily attributable to the 8.2% increase in government revenue driven by revenue growth from federal and state and local government clients in our health, education and social programs and energy, environment and infrastructure markets, which was partly due to higher revenue from energy and digital interactive commercial-rate work performed for state and local government clients. The increase in government revenue was partially offset by a 3.9% decrease in commercial revenue primarily due to the anticipated reduction in certain energy and infrastructure contracts and foreign currency impacts.

Direct Costs. Direct costs for the three months ended March 31, 2016 were $177.2 million compared to $164.6 million for the three months ended March 31, 2015, an increase of $12.6 million or 7.7%. The increase in direct costs is primarily attributable to an increase in expenses for other direct costs related to subcontracted labor, as well as higher staff utilization during the three months ended March 31, 2016. Direct costs as a percent of revenue increased to 62.5% for the three months ended March 31, 2016, compared to 60.2% for the three months ended March 31, 2015 as a result of the increase in other direct costs.

Indirect and selling expenses. Indirect and selling expenses for the three months ended March 31, 2016 were $81.6 million compared to $84.8 million for the three months ended March 31, 2015, a decrease of $3.3 million or 3.9%. The decrease in indirect and selling expenses is largely due to lower costs related to travel and professional services and other non-labor costs during the three months ended March 31, 2016. Indirect and selling expenses as a percent of revenue decreased to 28.8% for the three months ended March 31, 2016, compared to 31.0% for the three months ended March 31, 2015.

Depreciation and amortization. Depreciation and amortization was $4.0 million for the three months ended March 31, 2016 compared to $3.8 million for the three months ended March 31, 2015, an increase of $0.2 million or 4.4%.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2016 was $3.1 million compared to $4.3 million for the three months ended March 31, 2015. The $1.2 million decrease was mainly due to reduced amortization of intangible assets that were fully amortized.

Operating Income. For the three months ended March 31, 2016, operating income was $17.7 million compared to $16.0 million for the three months ended March 31, 2015, an increase of $1.7 million or 10.9%. Operating income as a percent of revenue increased to 6.2% for the three months ended March 31, 2016, compared to 5.8% for the three months ended March 31, 2015, largely due to lower indirect and selling expenses and the decrease in amortization of intangibles assets during the three months ended March 31, 2016.

Interest expense. For the three months ended March 31, 2016, interest expense was $2.5 million, compared to $2.6 million for the three months ended March 31, 2015, a decrease of $0.1 million or 4.6%.

Provision for Income Taxes. The effective income tax rate for the three months ended March 31, 2016 and March 31, 2015, was 37.6% and 40.0%, respectively. Our effective tax rate, including state and foreign taxes net of federal benefit, for the quarter ended March 31, 2016, was lower than the statutory tax rate for the quarter primarily due to a favorable true-up for our deferred state tax provision, partially offset by permanent differences related to compensation costs and other expenses not deductible for tax purposes.

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

	Three Months Ended March 31,
	2016	2015
Energy, environment, and infrastructure	38%	38%
Health, education, and social programs	44%	43%
Safety and security	8%	8%
Consumer and financial	10%	11%
Total	100%	100%

The fluctuation in the percentages of revenue by market for the three months ended March 31, 2016 is primarily due to revenue growth from federal and state and local government clients in our health, education and social programs and energy, environment and infrastructure markets, which was partly due to higher revenue from energy and digital interactive commercial-rate work performed for state and local government clients.

The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended March 31,
	2016	2015
U.S. federal government	49%	47%
U.S. state and local government	11%	10%
International government	6%	6%
Government	66%	63%
Commercial	34%	37%
Total	100%	100%

The fluctuation in the percentages of revenue by client type for the three months ended March 31, 2016 was primarily due to revenue growth from federal and state and local government clients in our health, education and social programs and energy, environment and infrastructure markets, which was partly due to higher revenue from energy and digital interactive commercial-rate work performed for state and local government clients. In addition, revenue to commercial clients decreased, primarily as a result of the anticipated reduction in certain energy and infrastructure contracts and foreign currency impacts.

Contract mix

Our contracts with clients include time-and-materials contracts, fixed-price contracts, and cost-based contracts (including cost-based fixed fee, cost-based award fee, and cost-based incentive fee, as well as grants and cooperative agreements). Our contract mix varies from year to year and quarter to quarter due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Three Months Ended March 31,
	2016	2015
Time-and-materials	43%	44%
Fixed-price	38%	39%
Cost-based	19%	17%
Total	100%	100%

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	March 31,
	2016	2015
	(in millions)
Funded	$857.0	$832.5
Unfunded	1,083.7	962.9
Total	$1,940.7	$1,795.4

Service Revenue

Service revenue represents revenue less subcontractor and other direct costs such as third-party materials and travel expenses. Service revenue is a measure that we use to evaluate our margins for services performed and, therefore, we believe it is useful to investors. We generally expect the ratio of direct costs as a percentage of revenue to increase when our own labor decreases relative to subcontractor labor or outside consultants.

A reconciliation of revenue to service revenue follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Revenue	$283,599	$273,527
Subcontractor and other direct costs	(71,169)	(63,243)
Service revenue	$212,430	$210,284

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

A reconciliation of net income to EBITDA and adjusted EBITDA follows:

	Three Months Ended March 31,
(in thousands)	2016	2015
Net income	$9,687	$7,900
Other (income) expense	(275)	231
Interest expense	2,445	2,564
Provision for income taxes	5,837	5,267
Depreciation and amortization	7,147	8,163
EBITDA	24,841	24,125
Acquisition-related expenses	—	189
Special charges related to office closures	—	166
Adjusted EBITDA	$24,841	$24,480

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

A reconciliation of diluted EPS to adjusted EPS and non-GAAP EPS follows:

	Three Months Ended March 31,
	2016	2015
Diluted EPS	$0.50	$0.40
Acquisition-related expenses, net of tax	—	0.01
Adjusted EPS	0.50	0.41
Amortization of intangibles, net of tax	0.10	0.13
Non-GAAP EPS	$0.60	$0.54

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under the Credit Facility. We entered into our Credit Facility with a syndication of 11 commercial banks on May 16, 2014, which was further modified on November 5, 2014. The Credit Facility matures on May 16, 2019. The Credit Facility allows for borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial, performance-based limitations and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. The Credit Facility is collateralized by substantially all of our assets and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of March 31, 2016, we were in compliance with our covenants under the Credit Facility.

As of March 31, 2016, we had $337.9 million borrowed under our revolving line of credit and outstanding letters of credit of $3.7 million, resulting in unused borrowing capacity of $158.4 million on our Credit Facility (excluding the accordion), which is available for our working capital needs and for other purposes. Taking into account certain financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $108.7 million as of March 31, 2016.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. Interest rates on debt outstanding ranged from 2.42% to 2.44% for the first three months of 2016.

We anticipate that our long-term liquidity requirements, including any future acquisitions, will be funded through a combination of cash flow from operations, borrowings under the Credit Facility, additional secured or unsecured debt, or the issuance of common or preferred stock, each of which may be initially funded through borrowings under the Credit Facility. We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, and other current working capital requirements. We are continuously analyzing our capital structure to ensure we have sufficient capital to fund future strategic acquisitions and internal growth. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources both from debt and equity sources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if we need additional borrowings or capital.

Financial Condition. There were several changes in our balance sheet during the three months ended March 31, 2016. Cash and cash equivalents increased to $9.4 million on March 31, 2016, from $7.7 million on December 31, 2015 and long-term debt increased to $337.9 million on March 31, 2016, from $311.5 million on December 31, 2015 primarily to fund operations resulting from the increase in accounts receivable and reduction in accounts payable. Contract receivables, net, increased $19.4 million compared to December 31, 2015, while days-sales-outstanding increased from 73 days on December 31, 2015 to 78 days on March 31, 2016, primarily due to temporary timing differences in client billings. Accounts payable decreased $14.1 million, and days-payables-outstanding decreased from 53 days on December 31, 2015 to 47 days as of March 31, 2016.

We have explored various options for mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have forward contract agreements (“hedges”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair value of the hedges in our results of operations. We may increase the number, size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. The current impact of the hedges to the consolidated financial statements is immaterial.

Share Repurchase Program. In the third quarter of 2015, our Board of Directors approved a new share repurchase plan, effective November 5, 2015, and expiring on November 4, 2017 that authorizes share repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under our Credit Facility. Our Credit Facility further limits our share repurchases to $75.0 million during the duration of the Credit Facility, net of new issuances as defined in the Credit Facility. Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the three months ended March 31, 2016, we repurchased 128,780 shares under this program at an average price of $33.29 per share. As of March 31, 2016, approximately $39.7 million remained available for share repurchases.

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the three months ended March 31, 2016 and March 31, 2015:

	Three months ended March 31,
	2016	2015
	(in thousands)
Net cash used in operating activities	$(13,581)	$(23,342)
Net cash used in investing activities	(4,184)	(4,542)
Net cash provided by financing activities	18,928	24,267
Effect of exchange rate changes on cash	449	(1,480)
Net increase (decrease) in cash and cash equivalents	$1,612	$(5,097)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities used $13.6 million in cash for the three months ended March 31, 2016 compared to $23.3 million for the three months ended March 31, 2015. Cash flows used in operating activities for the first three months of 2016 were negatively impacted primarily by net contract receivables due to temporary timing differences in client billings, accounts payable, and prepaid expenses and other assets, and were positively impacted primarily by accrued salaries and benefits and the income tax payable. Cash flows used in operating activities for the first three months of 2015 were negatively impacted primarily by net contract receivables due to temporary timing differences in client billings, accrued salaries and benefits, accounts payable, and accrued expenses, and were positively impacted by deferred revenue and the net income tax receivable.

Investing activities used cash of $4.2 million for the three months ended March 31, 2016, compared to $4.5 million for the three months ended March 31, 2015. The cash used in investing activities for the first three months of 2016 was for capital expenditures. The cash used in investing activities for the first three months of 2015 was primarily for capital expenditures and our acquisition of OCO Holdings, Inc. and its various subsidiaries, including Olson + Co., Inc.

For the three months ended March 31, 2016, cash flow provided by financing activities of $18.9 million was largely attributable to $26.4 million in net advances on our Credit Facility, primarily as a result of working capital needs, partly offset by cash used for shares repurchased under our share repurchase program of $4.3 million. For the three months ended March 31, 2015, cash flow provided by financing activities of $24.3 million was largely attributable to $27.2 million in net advances on our Credit Facility, primarily as a result of working capital needs.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. As of March 31, 2016, we had 12 outstanding letters of credit with a total value of $3.7 million, primarily related to deposits to support our facility leases.

The following table summarizes our contractual obligations as of March 31, 2016 that require us to make future cash payments. For contractual obligations, we include payments that we have an unconditional obligation to make.

		Payments due by Period (in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligation (1)	$365,461	$8,807	$17,613	$339,041	$—
Rent of facilities	236,892	35,382	67,918	63,226	70,366
Operating lease obligations	1,494	671	780	43	—
Capital expenditure obligations	9,765	4,471	5,294	—	—
Total	$613,612	$49,331	$91,605	$402,310	$70,366

(1) Represents the obligation for principal and variable interest payments related to our Credit Facility assuming the principal amount outstanding and interest rates at March 31, 2016 remain fixed through maturity. These assumptions are subject to change in future periods.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 8, 2016.

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

Investing in our common stock involves risk. There are numerous and varied risks, known and unknown, that may affect us and prevent us from achieving our goals. There have been no material changes in those risk factors discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 8, 2016.

The risks described in our Annual Report on Form 10-K are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock. For the three months ended March 31, 2016, a total of 5,000 shares of unregistered common stock, valued at an aggregate of $171,803 were issued to seven directors of the Company for director-related compensation on January 4, 2016 and March 31, 2016. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. The following table summarizes our share repurchase activity for the three months ended March 31, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
January 1 – January 31	33,887	$33.81	33,887	$38,773,171
February 1 – February 29	35,957	$33.00	35,957	$37,647,918
March 1 – March 31	129,159	$33.54	58,936	$39,697,656
Total	199,003	$33.49	128,780

(a)

The total number of shares purchased of 199,003 includes shares repurchased pursuant to our share repurchase program described further in footnote (b) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended March 31, 2016, we repurchased 70,223 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $33.85 per share.

(b)

In the third quarter of 2015, our Board of Directors approved a new share repurchase plan, effective November 5, 2015, and expiring on November 4, 2017 that authorizes share repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under our Credit Facility. Our Credit Facility, which we entered into on May 16, 2014, further limits our share repurchases to $75.0 million during the duration of the Credit Facility, net of new issuances, as defined in the Credit Facility, which increase the amount available for share repurchases. During the three months ended March 31, 2016, we repurchased 128,780 shares under this program at an average price of $33.29 per share.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 6, 2016	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 6, 2016	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)