Form 10-Q
period 2016-06-30
ICF International, Inc.
filed 2016-08-03
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

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

☐  Yes     ☒  No

As of July 29, 2016, there were 18,972,298 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2016

 PART I. FINANCIAL INFORMATION

Item  1.      Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(Unaudited)
Current Assets:
Cash and cash equivalents	$10,848	$7,747
Contract receivables, net	282,673	256,965
Prepaid expenses and other	19,109	10,032
Total current assets	312,630	274,744

Total property and equipment, net of accumulated depreciation of $78,857 and $71,203 as of June 30, 2016 and December 31, 2015, respectively	44,069	45,425
Other assets:
Goodwill	685,389	687,404
Other intangible assets, net	52,464	58,899
Restricted cash	1,365	1,362
Other assets	13,428	12,456
Total Assets	$1,109,345	$1,080,290

Current Liabilities:
Accounts payable	$57,733	$63,738
Accrued salaries and benefits	61,401	43,118
Accrued expenses and other current liabilities	42,552	43,001
Deferred revenue	32,570	30,523
Income tax payable	305	2,604
Total current liabilities	194,561	182,984

Long-term Liabilities:
Long-term debt	317,904	311,532
Deferred rent	15,691	15,785
Deferred income taxes	34,823	33,326
Other	10,058	13,387
Total Liabilities	573,037	557,014
Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 70,000,000 shares authorized; 21,553,269 and 21,313,472 issued; and 18,976,925 and 19,032,054 outstanding as of June 30, 2016 and December 31, 2015, respectively	22	21
Additional paid-in capital	286,350	280,113
Retained earnings	345,780	325,306
Treasury stock	(85,410)	(74,673)
Accumulated other comprehensive loss	(10,434)	(7,491)
Total Stockholders’ Equity	536,308	523,276
Total Liabilities and Stockholders’ Equity	$1,109,345	$1,080,290

The accompanying notes are an integral part of these consolidated financial statements.

 ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$305,419	$288,949	$589,018	$562,476
Direct Costs	194,188	178,251	371,387	342,820
Operating costs and expenses:
Indirect and selling expenses	84,641	83,782	166,200	168,615
Depreciation and amortization	4,084	3,894	8,103	7,742
Amortization of intangible assets	3,148	4,288	6,276	8,603
Total operating costs and expenses	91,873	91,964	180,579	184,960

Operating income	19,358	18,734	37,052	34,696
Interest expense	(2,460)	(2,489)	(4,905)	(5,053)
Other (expense) income	(57)	(1,190)	218	(1,421)
Income before income taxes	16,841	15,055	32,365	28,222
Provision for income taxes	6,258	5,881	11,891	11,148
Net income	$10,583	$9,174	$20,474	$17,074

Earnings per Share:
Basic	$0.56	$0.47	$1.08	$0.88
Diluted	$0.55	$0.47	$1.06	$0.86

Weighted-average Shares:
Basic	19,008	19,475	19,001	19,462
Diluted	19,293	19,706	19,320	19,805

Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(2,026)	1,499	(2,943)	(589)
Comprehensive income, net of tax	$8,557	$10,673	$17,531	$16,485

The accompanying notes are an integral part of these consolidated financial statements.

  ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$20,474	$17,074
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash equity compensation	5,042	5,701
Depreciation and amortization	14,379	16,345
Other adjustments, net	1,768	(736)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(27,158)	(23,956)
Prepaid expenses and other assets	(10,650)	686
Accounts payable	(4,147)	(3,267)
Accrued salaries and benefits	18,336	(10,418)
Accrued expenses and other current liabilities	(827)	(5,942)
Deferred revenue	2,182	270
Income tax receivable and payable	(2,311)	7,870
Other liabilities	(1,351)	1,362
Net Cash Provided by Operating Activities	15,737	4,989

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(7,856)	(5,782)
Payments for business acquisitions, net of cash received	—	(1,818)
Net Cash Used in Investing Activities	(7,856)	(7,600)

Cash Flows from Financing Activities
Advances from working capital facilities	259,215	211,777
Payments on working capital facilities	(252,843)	(201,829)
Payments on capital expenditure obligations	(2,020)	(1,366)
Debt issue costs	—	(17)
Proceeds from exercise of options	1,158	495
Tax benefits of stock option exercises and award vesting	—	1,234
Net payments for stockholder issuances and buybacks	(10,695)	(10,760)
Net Cash Used in Financing Activities	(5,185)	(466)
Effect of exchange rate changes on cash	405	(1,596)

Increase (Decrease) in Cash and Cash Equivalents	3,101	(4,673)
Cash and Cash Equivalents, Beginning of Period	7,747	12,122
Cash and Cash Equivalents, End of Period	$10,848	$7,449

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$3,804	$5,940
Income taxes	$12,059	$9,263
Non-cash investing and financing transactions:
Capital expenditure obligations	$—	$10,297

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share amounts)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. The Company reports operating results and financial data in one operating and reportable segment. Operating results for the six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2016.

Nature of Operations

The Company provides professional services and technology-based solutions to government and commercial clients, including management, technology, and policy consulting and implementation services, in the areas of energy, environment, and infrastructure; health, education and social programs; safety and security; and consumer and financial. The Company offers a full range of services to these clients throughout the entire life cycle of a policy, program, project, or initiative, from research and analysis and assessment and advice to design and implementation of programs and technology-based solutions, as well as the provision of engagement services and programs.

The Company’s major clients are United States (“U.S.”) federal government departments and agencies, most significantly the Department of Health and Human Services (“HHS”), the Department of State (“DOS”), and the Department of Defense (“DoD”). The Company also serves U.S. state and local government departments and agencies; international governments; and commercial clients worldwide, including airlines, airports, electric and gas utilities, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local government, unless otherwise indicated.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 55 regional offices in the U.S. and more than 10 offices in key markets outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

Reclassifications

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the current year presentation.

Note 2. Summary of Significant Accounting Policies

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, contract receivables, and accounts payable are carried at cost, which the Company believes approximates their fair values at June 30, 2016 and December 31, 2015, due to their short maturities. The Company believes the carrying value of other long-term liabilities related to capital expenditure obligations approximates their fair value at June 30, 2016 and December 31, 2015 based on the current rates offered to the Company for similar instruments with comparable maturities. The Company believes the carrying value of its lines of credit payable at June 30, 2016 and December 31, 2015 approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings. The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures to its assets and liabilities that are required to be measured at fair value pursuant to other accounting standards, including assets and liabilities resulting from the Company’s nonqualified deferred compensation plan and foreign currency forward contract agreements not eligible for hedge accounting. The impact of the amounts recorded for the nonqualified deferred compensation plan and the forward contract agreements was immaterial to the consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Foreign currency translation adjustments	$(2,026)	$833	$(2,943)	$(1,255)
Realized losses reclassified into earnings (1)	—	666	—	666
Other comprehensive (loss) income, net of tax (2)	$(2,026)	$1,499	$(2,943)	$(589)

(1)

Represents the reclassification of foreign currency translation adjustments from accumulated other comprehensive loss into earnings as a result of closing international offices. Amounts are included in the other expense line item in the Consolidated Statements of Comprehensive Income.

(2)

Net of tax of $(0.9) million and $0.6 million for the three months ended June 30, 2016 and 2015, respectively, and $(1.3) million and $0.6 million for the six months ended June 30, 2016 and 2015, respectively.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

During the first quarter of 2016, the Company elected to early-adopt ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) on a retrospective basis. As required by ASU 2015-17, all deferred tax assets and liabilities are classified as non-current within the consolidated balance sheets. As a result of the adoption of ASU 2015-17, the Company reclassified $8.0 million in current deferred tax liabilities to long-term liabilities within the consolidated balance sheet at December 31, 2015. In addition, during the first quarter of 2016 the Company adopted ASU 2015-05, Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement (Subtopic 350-40) and ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments (Topic 805) on a prospective basis, which did not have a material impact on the Company’s consolidated financial statements.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). ASU 2016-09 requires excess tax benefits and deficiencies from shares vested or settled to be recognized in the provision for income taxes in the statement of comprehensive income instead of additional paid-in-capital. In addition, the classification of cash flows from excess tax benefits and deficiencies changed from a financing activity to an operating activity and cash flows from the repurchase of shares for employees’ tax withholdings are required to be a financing activity. The standard also requires the election of a company-wide policy to account for forfeitures as an estimate or as they occur in recognizing stock-based compensation expense. ASU 2016-09 is effective for the Company for its fiscal year 2017, with early adoption permitted.

During the second quarter of 2016, the Company elected to early adopt ASU 2016-09. As a result of the adoption, effective January 1, 2016, adjustments made to record excess tax benefits from shares vested or settled are recognized in the statement of comprehensive income instead of within additional paid-in-capital. The Company elected to implement the required change related to the classification of cash flows from excess tax benefits as an operating activity on a prospective basis. With regard to the classification of employee tax withholdings, the adoption had no impact on the Company’s statements of cash flows as such activities have historically been presented as a financing activity.  Finally, the Company elected to continue its policy to account for forfeitures as an estimate in recognizing stock-based compensation expense.

The adoption of ASU 2016-09 resulted in the recognition of excess tax benefits in the Company’s provision for income taxes rather than additional paid-in-capital of $0.1 million and $0.3 million for the three and six months ended June 30, 2016, respectively. In addition, the Company’s net cash provided by operating activities increased $0.3 million with a corresponding decrease to net cash provided by financing activities for the six months ended June 30, 2016.

The impact of the adoption on the Company’s previously reported results for the first quarter of 2016 is summarized as follows:

	Three Months Ended March 31, 2016
	As reported	As adjusted
Statement of Comprehensive Income
Provision for income taxes	$5,837	$5,633
Net income	$9,687	$9,891
Comprehensive income, net of tax	$8,770	$8,974
Basic earnings per share	$0.51	$0.52
Diluted earnings per share	$0.50	$0.51
Diluted weighted average shares outstanding	19,293	19,273

Statement of Cash Flows
Net cash used in operating activities	$(13,581)	$(13,377)
Net cash provided by financing activities	$18,928	$18,724

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition framework and supersedes almost all existing revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for deciding on the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, to amend ASU 2014-09 to defer the effective date of the new revenue recognition standard. As a result, ASU 2014-09 is effective for the Company for its fiscal year 2018 and can be adopted either retrospectively to each prior reporting period presented or as a cumulative effect adjustment as of the date of adoption. The Company is currently evaluating the impact of adopting ASU 2014-09, as well as the method of adoption.

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

Note 3. Contract Receivables

Contract receivables consisted of the following:

	June 30, 2016	December 31, 2015
Billed	$173,271	$163,355
Unbilled	112,004	95,748
Allowance for doubtful accounts	(2,602)	(2,138)
Contract receivables, net	$282,673	$256,965

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

Road Home Contract

On June 10, 2016, the Office of Community Development (the “OCD”) of the State of Louisiana filed a written demand with the Louisiana Commissioner of Administration against ICF Emergency Management Services, L.L.C. (“ICF Emergency”), a subsidiary of the Company, in connection with ICF Emergency’s administration of the Road Home Program (the “Program”), a three-year, $912 million contract awarded to the Company in 2006 and primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its demand, the OCD is seeking approximately $204.3 million in alleged overpayments to Program grant recipients. Additionally, the State of Louisiana, through the Division of Administration, filed suit in Louisiana state court broadly alleging and seeking recoupment for the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. The Company believes this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of June 30, 2016.

Note 5. Long-Term Debt

The Company entered into a Fourth Amended and Restated Business Loan and Security Agreement with a syndication of 11 commercial banks on May 16, 2014, which was further modified on November 5, 2014 (the “Credit Facility”). The Credit Facility matures on May 16, 2019. The Credit Facility allows for Company borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial, performance-based limitations, and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of June 30, 2016, the Company was in compliance with its covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. The weighted average interest rate on outstanding borrowings was 2.46% for the first six months of 2016.

As of June 30, 2016, the Company had $317.9 million in long-term debt outstanding, $3.6 million in outstanding letters of credit, and unused borrowing capacity of $178.5 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $126.4 million as of June 30, 2016.

Note 6. Accounting for Stock-Based Compensation

The ICF International, Inc. 2010 Omnibus Incentive Plan (as amended, the “Omnibus Plan”) provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors of the Company. As of June 30, 2016, the Company had approximately 2.2 million shares available for grant under the Omnibus Plan. Cash-settled RSUs (“CSRSUs”) have no impact on the shares available for grant under the Omnibus Plan, and have no impact on the calculated shares used in earnings per share (“EPS”) calculations.

The Company recognized stock-based compensation expense of $4.9 million and $3.6 million for the three months ended June 30, 2016 and 2015, and $8.1 million and $7.6 million for the six months ended June 30, 2016 and 2015, respectively. Unrecognized compensation expense of approximately $18.0 million as of June 30, 2016, related to unvested stock options and unsettled RSUs, is expected to be recognized over a weighted-average period of 2.7 years. The unrecognized compensation expense related to CSRSUs totaled approximately $18.5 million at June 30, 2016 and is expected to be recognized over a weighted-average period of 2.8 years. Unrecognized compensation expense related to performance-based share awards (“PSAs”) of approximately $3.3 million as of June 30, 2016 is expected to be recognized over a weighted-average period of 2.1 years.

During the six months ended June 30, 2016, the Company granted approximately 0.2 million shares each in the form of RSUs and CSRSUs and approximately 0.1 million shares in the form of PSAs to its employees. The awards granted are generally subject to service-based vesting conditions, while PSAs are also subject to performance-based vesting conditions. The performance conditions for PSAs granted in 2016 have a performance period from January 1, 2016 through December 31, 2018, and the performance conditions are consistent with the PSAs granted in 2015. The Company’s performance-based share program is further described in Note K, Accounting for Stock-Based Compensation, of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 7. Income Taxes

The Company’s effective tax rate for the three-month and six-month periods ended June 30, 2016 was 37.2% and 36.7%, respectively, and 39.1% and 39.5% for the three-month and six-month periods ended June 30, 2015, respectively.

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

The Company’s total liability for unrecognized tax benefits as of June 30, 2016 was $0.4 million. Included in the balance as of June 30, 2016 was $0.3 million of tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax benefits may decrease by approximately $0.1 million.

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 8. Earnings Per Share

EPS is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting and settlement of RSUs. PSAs are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. The Company’s PSAs outstanding at June 30, 2016 did not meet the related performance conditions and therefore were excluded from the calculation of diluted EPS. For the three months ended June 30, 2016 and 2015, approximately 0.2 million and 0.4 million weighted-average shares, respectively, were excluded from the calculation of EPS because they were anti-dilutive. For each of the six months ended June 30, 2016 and 2015, approximately 0.2 million weighted-average shares were excluded from the calculation of EPS because they were anti-dilutive.

The dilutive effect of stock options and RSUs for each period reported is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net Income	$10,583	$9,174	$20,474	$17,074

Weighted-average number of basic shares outstanding during the period	19,008	19,475	19,001	19,462
Dilutive effect of stock options and RSUs	285	231	319	343
Weighted-average number of diluted shares outstanding during the period	19,293	19,706	19,320	19,805

Basic earnings per share	$0.56	$0.47	$1.08	$0.88
Diluted earnings per share	$0.55	$0.47	$1.06	$0.86

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

•	results of routine and non-routine government audits and investigations;

•	dependence of our commercial work on certain sectors of the global economy that are highly cyclical;

•	failure to receive the full amount of our backlog;

•	difficulties in integrating acquisitions generally;

•	risks resulting from expanding our service offerings and client base;

•	the lawsuit filed by the State of Louisiana seeking approximately $204.3 million in alleged overpayments from the Road Home contract; and

•	additional risks as a result of having international operations.

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

OVERVIEW AND OUTLOOK

We provide professional services and technology-based solutions to government and commercial clients, including management, technology, and policy consulting and implementation services. We help our clients conceive, develop, implement, and improve solutions that address complex natural resource, social, public safety, and business issues. Our services primarily address four key markets: energy, environment, and infrastructure; health, education and social programs; safety and security; and consumer and financial. We provide services across these four markets that deliver value throughout the entire life cycle of a policy, program, project, or initiative, from research and analysis and assessment and advice to design and implementation of programs and technology-based solutions, as well as the provision of engagement services and programs.

We categorize our clients into two client classifications: government and commercial. Within the government classification, we present three client sub-classifications: federal government, state and local government, and international government. Our major clients are federal government departments and agencies. Our federal government clients have included every cabinet-level department, most significantly HHS, DOS, and DoD. We also serve a variety of commercial clients worldwide, including airlines, airports, electric and gas utilities, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. For the six-month period ended June 30, 2016, revenue generated by federal government clients and commercial clients was 49% and 34%, respectively. The remaining 17% of revenue was generated by state and local government clients, as well as international government clients.

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

Revenue increased to $589.0 million, representing an increase of $26.5 million or 4.7% for the six-month period ended June 30, 2016 compared to the corresponding period in the prior year. We experienced growth in federal and state and local government revenue, while commercial revenue remained relatively flat and international government revenue declined. Operating income increased 6.8% to $37.1 million for the six months ended June 30, 2016 compared to the prior-year period, and net income increased 19.9% to $20.5 million.

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

Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements across the program life cycle in our four key markets, and to complete and successfully integrate additional strategic acquisitions. In our four markets, we will continue to focus on building scale in vertical and horizontal domain expertise; developing business with both our government and commercial clients; and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies, resulting in the continued diversification of our revenue sources, consistent with our growth strategy.

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

•

Design and Management Services. We design, develop, and manage plans, frameworks, programs and tools that are key to our clients’ missions or business performance. These programs often relate to the analytics and advice we provide.

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

Our clients utilize our services because we offer a combination of deep subject-matter expertise, technical solutions, and institutional experience in our market areas. We believe that our domain expertise and the program knowledge developed from our research and analytic, and assessment and advisory engagements (which we refer to hereafter as “research and advisory services”) further position us to provide our full suite of services to our clients.

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

•

Safety and Security. We provide research and advisory services, as well as implementation services concerning public safety, including programs that help victims of crime and at-risk youths, critical infrastructure protection, and homeland security in all phases of program development. Our services related to safety and security include high-end strategic planning, analysis, and technology-based solutions in the areas of logistics management, operational support, command and control, and cybersecurity.

•

Consumer and Financial. We combine our expertise in strategic communications, marketing and creative services and public relations with our strengths in interactive and mobile technologies to help clients develop stronger relationships and engage with their customers and stakeholders. We do this across all channels, such as web, social, mobile, intranets and emerging platforms, through end-to-end technology-based implementations for local and global clients and through high-impact advisory and implementation services.

Key Clients:

•	Government. We provide our key services to government clients including federal, state and local, and international government clients.

•

Commercial. We also provide our key services to commercial clients worldwide, including airlines, airports, electric and gas utilities, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. These clients include both U.S. and international-based clients.

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

CRITICAL ACCOUNTING POLICIES

During the first six months of fiscal 2016, there were no significant changes to our critical accounting policies discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Three Months ended June 30, 2016, compared to Three Months ended June 30, 2015

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Year-to-Year Change Three Months Ended June 30,
	2016	2015	2016	2015	2015 to 2016
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Revenue	$305,419	$288,949	100.0%	100.0%	$16,470	5.7%
Direct Costs	194,188	178,251	63.6%	61.7%	15,937	8.9%
Operating Costs and Expenses
Indirect and selling expenses	84,641	83,782	27.7%	29.0%	859	1.0%
Depreciation and amortization	4,084	3,894	1.4%	1.3%	190	4.9%
Amortization of intangible assets	3,148	4,288	1.0%	1.5%	(1,140)	(26.6)%
Total Operating Costs and Expenses	91,873	91,964	30.1%	31.8%	(91)	(0.1)%
Operating Income	19,358	18,734	6.3%	6.5%	624	3.3%

Interest expense	(2,460)	(2,489)	(0.8)%	(0.9)%	29	(1.2)%
Other expense	(57)	(1,190)	—	(0.4)%	1,133	(95.2)%
Income before Income Taxes	16,841	15,055	5.5%	5.2%	1,786	11.9%
Provision for Income Taxes	6,258	5,881	2.0%	2.0%	377	6.4%
Net Income	$10,583	$9,174	3.5%	3.2%	$1,409	15.4%

Revenue. Revenue for the three months ended June 30, 2016 was $305.4 million, compared to $288.9 million for the three months ended June 30, 2015, representing an increase of $16.5 million or 5.7%. The increase in revenue was driven by the 6.9% increase in government revenue. The increase in government revenue was primarily attributable to growth from federal and state and local government clients primarily in our energy, environment and infrastructure market. There was a 3.5% increase in commercial revenue, which was driven by higher revenue from commercial energy clients. The increase in government and commercial revenue was partially offset by a 14.4% decline in international government revenue primarily due to delays in initiating work on certain new contract awards for international clients.

Direct costs. Direct costs for the three months ended June 30, 2016 were $194.2 million compared to $178.3 million for the three months ended June 30, 2015, an increase of $15.9 million or 8.9%. The increase in direct costs was primarily attributable to an increase in expenses for subcontracted labor, as well as higher staff utilization during the three months ended June 30, 2016. Direct costs as a percent of revenue increased to 63.6% for the three months ended June 30, 2016, compared to 61.7% for the three months ended June 30, 2015 as a result of the increase in subcontracted labor. We generally expect the ratio of direct costs as a percentage of revenue to increase when our own labor decreases relative to subcontracted labor.

Indirect and selling expenses. Indirect and selling expenses for the three months ended June 30, 2016 were $84.6 million compared to $83.8 million for the three months ended June 30, 2015, an increase of $0.9 million or 1.0%. Indirect and selling expenses as a percent of revenue decreased to 27.7% for the three months ended June 30, 2016, compared to 29.0% for the three months ended June 30, 2015. The decrease in indirect and selling expenses as a percentage of revenue was primarily due to higher staff utilization, while non-labor costs remained relatively flat during the three months ended June 30, 2016 compared to the prior-year period.

Depreciation and amortization. Depreciation and amortization was $4.1 million for the three months ended June 30, 2016 compared to $3.9 million for the three months ended June 30, 2015, an increase of $0.2 million or 4.9%.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2016 was $3.1 million compared to $4.3 million for the three months ended June 30, 2015. The $1.1 million decrease was mainly due to reduced amortization of intangible assets that were fully amortized.

Operating income. For the three months ended June 30, 2016, operating income was $19.4 million compared to $18.7 million for the three months ended June 30, 2015, an increase of $0.6 million or 3.3%. Operating income as a percent of revenue decreased to 6.3% for the three months ended June 30, 2016, compared to 6.5% for the three months ended June 30, 2015, largely due to higher subcontracted labor and international severance expense during the second quarter of 2016, partly offset by an increase in staff utilization and lower amortization of intangible assets.

Interest expense. Interest expense was relatively flat at $2.5 million for each of the three months ended June 30, 2016 and 2015.

Other expense. Other expense was $0.1 million for the three months ended June 30, 2016 compared to $1.2 million for the three months ended June 30, 2015. Other expense for the three months ended June 30, 2015 primarily represents the reclassification of foreign currency translation losses from accumulated other comprehensive loss into earnings as a result of closing certain international offices as part of actions taken to improve our cost structure and operations.

Provision for income taxes. The effective income tax rate for the three months ended June 30, 2016 and June 30, 2015 was 37.2% and 39.1%, respectively. Our effective tax rate, including state and foreign taxes net of federal benefit, for the quarter ended June 30, 2016, was lower than the statutory tax rate for the quarter primarily due to finalizing our prior year foreign tax provisions and employment-related state tax credits, as well as the adoption of new accounting guidance related to tax benefits for stock-based compensation.

Six Months ended June 30, 2016, compared to Six Months ended June 30, 2015

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and the period-over-period rate of change in each of them and expresses these items as a percentage of revenue for the periods indicated.

	Six Months Ended June 30,				Year-to-Year Change Six Months Ended June 30,
	2016	2015	2016	2015	2015 to 2016
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Revenue	$589,018	$562,476	100.0%	100.0%	$26,542	4.7%
Direct Costs	371,387	342,820	63.1%	60.9%	28,567	8.3%
Operating Costs and Expenses
Indirect and selling expenses	166,200	168,615	28.2%	30.0%	(2,415)	(1.4)%
Depreciation and amortization	8,103	7,742	1.4%	1.4%	361	4.7%
Amortization of intangible assets	6,276	8,603	1.0%	1.5%	(2,327)	(27.0)%
Total Operating Costs and Expenses	180,579	184,960	30.6%	32.9%	(4,381)	(2.4)%
Operating Income	37,052	34,696	6.3%	6.2%	2,356	6.8%

Interest expense	(4,905)	(5,053)	(0.8)%	(0.9)%	148	(2.9)%
Other income (expense)	218	(1,421)	—	(0.3)%	1,639	(115.3)%
Income before Income Taxes	32,365	28,222	5.5%	5.0%	4,143	14.7%
Provision for Income Taxes	11,891	11,148	2.0%	2.0%	743	6.7%
Net Income	$20,474	$17,074	3.5%	3.0%	$3,400	19.9%

Revenue. Revenue for the six months ended June 30, 2016 was $589.0 million, compared to $562.5 million for the six months ended June 30, 2015, representing an increase of $26.5 million or 4.7%. The increase in revenue was primarily driven by the 7.6% increase in government revenue primarily due to revenue growth from federal and state and local government clients in our health, education and social programs and energy, environment and infrastructure markets. This growth was partly due to higher revenue from energy and digital interactive commercial-rate work performed for state and local government clients. The increase in government revenue was partially offset by a 7.4% decrease in international government revenue, driven by lower revenue from international clients in our health, education and social programs and energy, environment and infrastructure markets, while commercial revenue remained relatively flat.

Direct costs. Direct costs for the six months ended June 30, 2016 were $371.4 million compared to $342.8 million for the six months ended June 30, 2015, an increase of $28.6 million or 8.3%. The increase in direct costs was primarily attributable to an increase in expenses for subcontracted labor and related other direct costs, as well as higher staff utilization. Direct costs as a percent of revenue increased to 63.1% for the six months ended June 30, 2016, compared to 60.9% for the six months ended June 30, 2015 as a result of the increase in subcontracted labor and related other direct costs. We generally expect the ratio of direct costs as a percentage of revenue to increase when our own labor decreases relative to subcontracted labor.

Indirect and selling expenses. Indirect and selling expenses for the six months ended June 30, 2016 were $166.2 million compared to $168.6 million for the six months ended June 30, 2015, a decrease of $2.4 million or 1.4%. The decrease in indirect and selling expenses was largely due to higher staff utilization and lower non-labor costs including travel costs during the six months ended June 30, 2016. Indirect and selling expenses as a percent of revenue decreased to 28.2% for the six months ended June 30, 2016, compared to 30.0% for the six months ended June 30, 2015.

Depreciation and amortization. Depreciation and amortization was $8.1 million for the six months ended June 30, 2016, compared to $7.7 million for the six months ended June 30, 2015, an increase of $0.4 million or 4.7%.

 Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2016 was $6.3 million compared to $8.6 million for the six months ended June 30, 2015. The $2.3 million decrease was primarily due to reduced amortization of intangible assets that were fully amortized.

Operating income. For the six months ended June 30, 2016, operating income was $37.1 million compared to $34.7 million for the six months ended June 30, 2015, an increase of $2.4 million or 6.8%. Operating income as a percent of revenue increased to 6.3% for the six months ended June 30, 2016, from 6.2% for the six months ended June 30, 2015.

Interest expense. For the six months ended June 30, 2016, interest expense was $4.9 million, compared to $5.1 million for the six months ended June 30, 2015.

Other income (expense). For the six months ended June 30, 2016, other income was $0.2 million compared to other expense of $1.4 million for the six months ended June 30, 2015. Other expense for the six months ended June 30, 2015 primarily represents the reclassification of foreign currency translation losses from accumulated other comprehensive loss into earnings as a result of closing certain international offices as part of actions taken to improve our cost structure and operations.

Provision for income taxes. The effective income tax rate for the six months ended June 30, 2016 and June 30, 2015, was 36.7% and 39.5%, respectively. The rate decrease is primarily due to finalizing our prior year foreign tax provisions and employment-related state tax credits, as well as the adoption of new accounting guidance related to tax benefits for stock-based compensation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Energy, environment, and infrastructure	38%	37%	38%	37%
Health, education, and social programs	44%	45%	44%	44%
Safety and security	8%	8%	8%	8%
Consumer and financial	10%	10%	10%	11%
Total	100%	100%	100%	100%

The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
U.S. federal government	49%	47%	49%	47%
U.S. state and local government	11%	10%	11%	10%
International government	6%	8%	6%	7%
Government	66%	65%	66%	64%
Commercial	34%	35%	34%	36%
Total	100%	100%	100%	100%

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

The following table shows the approximate percentage of our revenue from each of these types of contracts for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Time-and-materials	44%	43%	44%	43%
Fixed-price	36%	39%	37%	39%
Cost-based	20%	18%	19%	18%
Total	100%	100%	100%	100%

The increases in time-and-materials contracts revenue and cost-based contracts revenue as a percent of total revenue and the decrease in fixed-price contracts revenue as a percent of total revenue for the three and six months ended June 30, 2016 compared to the prior-year periods are primarily due to the increase in revenue from federal and state and local government clients, which is growing at a faster pace than commercial revenue.

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	June 30,
	2016	2015
	(in millions)
Funded	$810.6	$803.1
Unfunded	1,106.6	1,033.9
Total	$1,917.2	$1,837.0

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

The following table presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2016	2015	2016	2015
Revenue	$305,419	$288,949	$589,018	$562,476
Subcontractor and other direct costs	(83,052)	(73,537)	(154,221)	(136,780)
Service revenue	$222,367	$215,412	$434,797	$425,696

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2016	2015	2016	2015
Net income	$10,583	$9,174	$20,474	$17,074
Other expense (income)	57	1,190	(218)	1,421
Interest expense	2,460	2,489	4,905	5,053
Provision for income taxes	6,258	5,881	11,891	11,148
Depreciation and amortization	7,232	8,182	14,379	16,345
EBITDA	26,590	26,916	51,431	51,041
Acquisition-related expenses	—	—	—	189
Special charges related to severance for staff realignment	1,086	—	1,086	—
Special charges related to office closures	55	(10)	55	156
Adjusted EBITDA	$27,731	$26,906	$52,572	$51,386

Non-GAAP EPS

Non-GAAP EPS represents diluted EPS excluding the impact of certain items such as special charges and acquisition-related expenses, which are also excluded from adjusted EBITDA as described further above, as well as the impact of amortization of intangible assets related to our acquisitions. We do not consider these adjustments to be indicative of the performance of our ongoing operations. Non-GAAP EPS is not a recognized term under U.S. GAAP and does not purport to be an alternative to basic or diluted EPS. Because not all companies use identical calculations, the presentation of non-GAAP EPS may not be comparable to other similarly titled measures used by other companies. We believe that the supplemental adjustments applied in calculating non-GAAP EPS are reasonable and appropriate to provide additional information to investors.

The following table presents a reconciliation of diluted EPS to non-GAAP EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Diluted EPS	$0.55	$0.47	$1.06	$0.86
Acquisition-related expenses	—	—	—	0.01
Special charges related to severance for staff realignment	0.06	—	0.06	—
Special charges related to office closures	—	0.05	—	0.06
Amortization of intangibles	0.16	0.22	0.32	0.43
Income tax effects (1)	(0.08)	(0.11)	(0.14)	(0.19)
Non-GAAP EPS	$0.69	$0.63	$1.30	$1.17

(1) Income tax effects were calculated using an effective U.S. GAAP tax rate of 37.2% and 39.1% in the second quarter of fiscal year 2016 and 2015, respectively, and an effective tax rate of 36.7% and 39.5% for the first six months of fiscal year 2016 and 2015, respectively.

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under the Credit Facility. We entered into our Credit Facility with a syndication of 11 commercial banks on May 16, 2014, which was further modified on November 5, 2014. The Credit Facility matures on May 16, 2019. The Credit Facility allows for borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial, performance-based limitations, and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. The Credit Facility is collateralized by substantially all of our assets and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of June 30, 2016, we were in compliance with our covenants under the Credit Facility.

As of June 30, 2016, we had $317.9 million borrowed under our revolving line of credit and outstanding letters of credit of $3.6 million, resulting in unused borrowing capacity of $178.5 million on our Credit Facility (excluding the accordion), which is available for our working capital needs and for other purposes. Taking into account certain financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $126.4 million as of June 30, 2016.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. The weighted average interest rate on outstanding borrowings was 2.46% for the first six months of 2016.

We anticipate that our long-term liquidity requirements, including any future acquisitions, will be funded through a combination of cash flow from operations, borrowings under the Credit Facility, additional secured or unsecured debt, or the issuance of common or preferred stock, each of which may be initially funded through borrowings under the Credit Facility. We believe that the combination of internally-generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, and other current working capital requirements. We are continuously analyzing our capital structure to ensure that we have sufficient capital to fund future strategic acquisitions and internal growth. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources both from debt and equity sources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if we need additional borrowings or capital.

Financial Condition. There were several changes in our balance sheet during the six months ended June 30, 2016. Cash and cash equivalents increased to $10.8 million on June 30, 2016, from $7.7 million on December 31, 2015 and long-term debt increased to $317.9 million on June 30, 2016, from $311.5 million on December 31, 2015 primarily to fund operations resulting from the increase in accounts receivable and reduction in accounts payable. Contract receivables, net, increased $25.7 million compared to December 31, 2015, while days-sales-outstanding increased from 73 days on December 31, 2015 to 74 days on June 30, 2016, primarily due to temporary timing differences in client billings. Accounts payable decreased to $57.7 million on June 30, 2016 from $63.7 million on December 31, 2015, and days-payables-outstanding decreased from 53 days on December 31, 2015 to 52 days as of June 30, 2016. The impact of the lower accounts payable balance was partly offset by the increase in accrued salaries and benefits at June 30, 2016 due to timing differences compared to December 31, 2015.

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

Share Repurchase Program. In the third quarter of 2015, our Board of Directors approved a new share repurchase program, effective November 5, 2015 and expiring on November 4, 2017, that authorizes share repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under our Credit Facility. Our Credit Facility further limits our share repurchases to $75.0 million during the duration of the Credit Facility, net of new issuances as defined in the Credit Facility. Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions under plans pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the six months ended June 30, 2016, we repurchased 243,117 shares under this program at an average price of $36.09 per share. As of June 30, 2016, and after taking into account our Board authorization and Credit Facility share repurchase limits, approximately $36.9 million remained available for share repurchases.

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the six months ended June 30, 2016 and June 30, 2015:

	Six months ended June 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$15,737	$4,989
Net cash used in investing activities	(7,856)	(7,600)
Net cash used in financing activities	(5,185)	(466)
Effect of exchange rate changes on cash	405	(1,596)
Net increase (decrease) in cash and cash equivalents	$3,101	$(4,673)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided $15.7 million in cash for the six months ended June 30, 2016 compared to $5.0 million for the six months ended June 30, 2015. Cash flows provided by operating activities for the six months ended June 30, 2016 were positively impacted primarily by net income and accrued salaries and benefits and were negatively impacted primarily by net contract receivables due to temporary timing differences in client billings, prepaid expenses and other assets, and accounts payable. Cash flows provided by operating activities for the six months ended June 30, 2015 were positively impacted primarily by net income and the net income tax payable and were negatively impacted primarily by net contract receivables due to temporary timing differences in client billings, accrued salaries and benefits, accrued expenses and accounts payable.

Investing activities used cash of $7.9 million for the six months ended June 30, 2016, compared to $7.6 million for the six months ended June 30, 2015. The cash used in investing activities for the six months ended June 30, 2016 was primarily for capital expenditures. The cash used in investing activities for the six months ended June 30, 2015 was primarily for capital expenditures and a holdback adjustment for our 2014 acquisition of OCO Holdings, Inc. and its various subsidiaries, including Olson + Co., Inc.

For the six months ended June 30, 2016, cash flow used in financing activities of $5.2 million was largely attributable to cash used for net payments for stock issuances and buybacks of $10.7 million, primarily representing shares repurchased under our share repurchase program, partly offset by $6.4 million in net advances on our Credit Facility, primarily as a result of working capital needs. For the six months ended June 30, 2015, cash flow used in financing activities of $0.5 million was largely attributable to net payments for stock issuances and buybacks of $10.8 million, primarily representing shares repurchased under our share repurchase program, mostly offset by $9.9 million in net advances on our Credit Facility, primarily as a result of working capital needs.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. As of June 30, 2016, we had 13 outstanding letters of credit with a total value of $3.6 million, primarily related to deposits to support our facility leases.

The following table summarizes our contractual obligations as of June 30, 2016 that require us to make future cash payments. For contractual obligations, we include payments that we have an unconditional obligation to make.

		Payments due by Period (in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligation (1)	$341,948	$8,364	$333,584	$—	$—
Rent of facilities	230,211	36,205	67,819	65,529	60,658
Operating lease obligations	1,304	617	654	33	—
Capital expenditure obligations	10,938	5,998	4,940	—	—
Total	$584,401	$51,184	$406,997	$65,562	$60,658

(1) Represents the obligation for principal and variable interest payments related to our Credit Facility assuming the principal amount outstanding and interest rates at June 30, 2016 remain fixed through maturity. These assumptions are subject to change in future periods.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the SEC on March 8, 2016.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the period covered by this Quarterly Report on Form 10-Q or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

An update on litigation related to our Road Home contract is discussed in “Note 4 – Commitments and Contingencies—Road Home Contract” in the Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

Investing in our common stock involves risk. There are numerous and varied risks, known and unknown, that may affect us and prevent us from achieving our goals. A discussion of our risk factors is disclosed in Part I, Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2015 filed with the SEC on March 8, 2016. Certain risk factors have been updated below and should be read in conjunction with the risk factors in our Annual Report on Form 10-K. There have been no other material changes in those risk factors. The risks described in our Annual Report on Form 10-K and updated below are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition, and/or operating results.

Litigation, claims, disputes, audits, reviews, and investigations in connection with the completed Road Home contract expose us to many different types of liability, may divert management attention, and could increase our costs.

An update on litigation related to our Road Home contract is discussed in “Note 4 – Commitments and Contingencies—Road Home Contract” in the Notes to Consolidated Financial Statements.

Our international operations pose additional risks to our profitability and operating results.

Following a referendum on June 23, 2016 in which voters in the United Kingdom (“U.K.”) approved an exit from the European Union ("EU"), it is expected that the U.K. government will initiate a process to leave the EU (often referred to as “Brexit”), including negotiating the terms of the U.K.’s future relationship with the EU. Such an exit from the EU is unprecedented, and it is unclear how the U.K.’s access to the EU Single Market, and the wider commercial, legal and regulatory environment in which we, our customers and our counterparties operate, will be impacted. Our U.K. and Belgian operations service most of our European clients, including the EU, and these operations could be disrupted by Brexit, particularly if there is a change in the U.K.’s relationship to the EU Single Market. Even prior to any change to the U.K.’s relationship with the EU, the uncertainty surrounding the terms of the U.K.’s exit and its consequences could adversely impact customer and investor confidence, result in additional market volatility and adversely affect our businesses and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock. For the three months ended June 30, 2016, a total of 1,428 shares of unregistered common stock, valued at an aggregate of $49,951 were issued to seven directors of the Company for director-related compensation on April 1, 2016. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. The following table summarizes our share repurchase activity for the three months ended June 30, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
April 1 – April 30	37,359	$36.82	37,359	$38,924,740
May 1 – May 31	38,102	$39.85	37,709	$38,130,258
June 1 – June 30	39,269	$40.95	39,269	$36,920,108
Total	114,730	$39.24	114,337

(a)

The total number of shares purchased of 114,730 includes shares repurchased pursuant to our share repurchase program described further in footnote (b) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended June 30, 2016, we repurchased 393 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $39.79 per share.

(b)

In the third quarter of 2015, our Board of Directors approved a new share repurchase plan, effective November 5, 2015 and expiring on November 4, 2017, that authorizes share repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under our Credit Facility. Our Credit Facility, which we entered into on May 16, 2014, further limits our share repurchases to $75.0 million during the duration of the Credit Facility, net of new issuances, as defined in the Credit Facility, which increase the amount available for share repurchases. During the three months ended June 30, 2016, we repurchased 114,337 shares under this program at an average price of $39.24 per share.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 3, 2016	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 3, 2016	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)