Form 10-Q
period 2016-09-30
ICF International, Inc.
filed 2016-11-02
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 __________________________

FORM 10-Q

 __________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

Commission File Number: 001-33045

 __________________________

ICF International, Inc.

(Exact name of Registrant as Specified in its Charter)

__________________________

Delaware	22-3661438
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

9300 Lee Highway, Fairfax, VA	22031
(Address of Principal Executive Offices)	(Zip Code)

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

☐  Yes     ☒  No

As of October 28, 2016, there were 18,957,609 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2016

 PART I. FINANCIAL INFORMATION

 Item  1.      Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(Unaudited)
Current Assets:
Cash and cash equivalents	$9,647	$7,747
Contract receivables, net	273,298	256,965
Prepaid expenses and other	13,163	10,032
Income tax receivable	2,960	—
Total current assets	299,068	274,744

Total property and equipment, net of accumulated depreciation of $82,855 and $71,203 as of September 30, 2016 and December 31, 2015, respectively	42,996	45,425
Other assets:
Goodwill	684,793	687,404
Other intangible assets, net	49,296	58,899
Restricted cash	1,327	1,362
Other assets	14,586	12,456
Total Assets	$1,092,066	$1,080,290

Current Liabilities:
Accounts payable	$57,429	$63,738
Accrued salaries and benefits	61,973	43,118
Accrued expenses and other current liabilities	47,536	43,001
Deferred revenue	30,472	30,523
Income tax payable	—	2,604
Total current liabilities	197,410	182,984

Long-term Liabilities:
Long-term debt	281,194	311,532
Deferred rent	15,716	15,785
Deferred income taxes	37,287	33,326
Other	10,010	13,387
Total Liabilities	541,617	557,014
Commitments and Contingencies (Note 4)
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001 per share; 70,000,000 shares authorized; 21,599,751 and 21,313,472 issued; and 18,963,288 and 19,032,054 outstanding as of September 30, 2016 and December 31, 2015, respectively	22	21
Additional paid-in capital	289,828	280,113
Retained earnings	359,217	325,306
Treasury stock	(88,019)	(74,673)
Accumulated other comprehensive loss	(10,599)	(7,491)
Total Stockholders’ Equity	550,449	523,276
Total Liabilities and Stockholders’ Equity	$1,092,066	$1,080,290

The accompanying notes are an integral part of these consolidated financial statements.

 ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$306,520	$288,951	$895,538	$851,427
Direct Costs	191,310	177,864	562,697	520,684
Operating costs and expenses:
Indirect and selling expenses	84,193	81,011	250,393	249,626
Depreciation and amortization	4,130	4,316	12,233	12,058
Amortization of intangible assets	3,111	4,263	9,387	12,866
Total operating costs and expenses	91,434	89,590	272,013	274,550

Operating income	23,776	21,497	60,828	56,193
Interest expense	(2,407)	(2,674)	(7,312)	(7,727)
Other income (expense)	732	(52)	950	(1,473)
Income before income taxes	22,101	18,771	54,466	46,993
Provision for income taxes	8,664	7,226	20,555	18,374
Net income	$13,437	$11,545	$33,911	$28,619

Earnings per Share:
Basic	$0.71	$0.60	$1.79	$1.47
Diluted	$0.70	$0.59	$1.75	$1.45

Weighted-average Shares:
Basic	18,965	19,316	18,989	19,413
Diluted	19,329	19,556	19,345	19,743

Other comprehensive loss:
Foreign currency translation adjustments, net of tax	(165)	(3,900)	(3,108)	(4,489)
Comprehensive income, net of tax	$13,272	$7,645	$30,803	$24,130

The accompanying notes are an integral part of these consolidated financial statements.

  ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities
Net income	$33,911	$28,619
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash equity compensation	7,674	8,466
Depreciation and amortization	21,620	24,924
Other adjustments, net	5,254	(1,255)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(18,286)	(13,713)
Prepaid expenses and other assets	(4,875)	(2,030)
Accounts payable	(4,387)	(6,904)
Accrued salaries and benefits	18,921	(10,258)
Accrued expenses and other current liabilities	3,779	(1,722)
Deferred revenue	160	3,440
Income tax receivable and payable	(5,567)	11,233
Other liabilities	(386)	2,101
Net Cash Provided by Operating Activities	57,818	42,901

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(10,654)	(9,789)
Payments for business acquisitions, net of cash received	—	(1,818)
Net Cash Used in Investing Activities	(10,654)	(11,607)

Cash Flows from Financing Activities
Advances from working capital facilities	360,947	300,150
Payments on working capital facilities	(391,285)	(318,047)
Payments on capital expenditure obligations	(3,030)	(2,405)
Proceeds from exercise of options	2,104	572
Tax benefits of stock option exercises and award vesting	—	1,261
Net payments for stockholder issuances and buybacks	(13,408)	(17,739)
Net Cash Used in Financing Activities	(44,672)	(36,208)
Effect of exchange rate changes on cash	(592)	(1,486)

Increase (Decrease) in Cash and Cash Equivalents	1,900	(6,400)
Cash and Cash Equivalents, Beginning of Period	7,747	12,122
Cash and Cash Equivalents, End of Period	$9,647	$5,722

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$6,085	$7,729
Income taxes	$15,137	$13,015
Non-cash investing and financing transactions:
Capital expenditure obligations	$—	$11,680

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Dollar amounts in tables in thousands, except per share amounts)

Note 1. Basis of Presentation and Nature of Operations

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of ICF International, Inc. and its subsidiaries (collectively, the “Company”) for the interim periods presented. The Company reports operating results and financial data in one operating and reportable segment. Operating results for the nine month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2015, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 8, 2016.

Nature of Operations

The Company provides professional services and technology-based solutions to government and commercial clients, including management, technology, and policy consulting and implementation services, in the areas of energy, environment, and infrastructure; health, education, and social programs; safety and security; and consumer and financial. The Company offers a full range of services to these clients throughout the entire life cycle of a policy, program, project, or initiative, from research and analysis and assessment and advice to design and implementation of programs and technology-based solutions, as well as the provision of engagement services and programs.

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

Note 2. Summary of Significant Accounting Policies

Goodwill

The Company performs its annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, the Company has concluded that it is one reporting unit. For the annual impairment review as of September 30, 2016, the Company opted to perform a qualitative assessment of whether it is more likely than not that our reporting unit's fair value is less than its carrying amount. If, after completing its qualitative assessment, the Company determines that it is not more likely than not that the carrying value exceeds the estimated fair value, it may conclude that no impairment exists. If the Company concludes otherwise, a two-step goodwill impairment test must be performed, which includes a comparison of the fair value of the reporting unit to the carrying value.

The Company’s qualitative analysis as of September 30, 2016 included macroeconomic and industry and market specific considerations, financial performance indicators and measurements, and other factors. Based on the Company’s qualitative assessment, it determined that it is not more likely than not that the fair value of its one reporting unit is less than its carrying amount, and thus the two-step impairment test is not required to be performed. Therefore, based upon management’s review, no goodwill impairment charge was required as of September 30, 2016. Historically, the Company has recorded no goodwill impairment charges.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Foreign currency translation adjustments	$(165)	$(3,900)	$(3,108)	$(5,155)
Realized losses reclassified into earnings (1)	—	—	—	666
Other comprehensive (loss) income, net of tax (2)	$(165)	$(3,900)	$(3,108)	$(4,489)

(1)

Represents the reclassification of foreign currency translation adjustments from accumulated other comprehensive loss into earnings as a result of closing international offices. Amounts are included in the other expense line item in the Consolidated Statements of Comprehensive Income.

(2)

Net of tax of $1.6 million and $0.8 million for the three months ended September 30, 2016 and 2015, respectively, and $3.0 million and $0.2 million for the nine months ended September 30, 2016 and 2015, respectively.

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

The adoption of ASU 2016-09 resulted in the recognition of excess tax benefits in the Company’s provision for income taxes rather than additional paid-in-capital of $0.2 million and $0.5 million for the three and nine month period ended September 30, 2016, respectively. In addition, the Company’s net cash provided by operating activities increased $0.5 million with a corresponding decrease to net cash provided by financing activities for the nine month period ended September 30, 2016.

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

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for the Company for its fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-15.

Note 3. Contract Receivables

Contract receivables consisted of the following:

	September 30, 2016	December 31, 2015
Billed	$158,647	$163,355
Unbilled	117,507	95,748
Allowance for doubtful accounts	(2,856)	(2,138)
Contract receivables, net	$273,298	$256,965

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

Road Home Contract

On June 10, 2016, the Office of Community Development (the “OCD”) of the State of Louisiana filed a written administrative demand with the Louisiana Commissioner of Administration against ICF Emergency Management Services, L.L.C. (“ICF Emergency”), a subsidiary of the Company, in connection with ICF Emergency’s administration of the Road Home Program (the “Program”).  The Program contract was a three-year, $912 million contract awarded to the Company in 2006 and that ended, as scheduled, in 2009.  The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to Program grant recipients.  The State separately supplemented the amount of recovery it seeks so that the total is now approximately $208.9 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016 broadly alleging and seeking recoupment for the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by OCD.  In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the previously filed judicial proceeding.  The Company continues to believe that this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of September 30, 2016.

Note 5. Long-Term Debt

The Company entered into a Fourth Amended and Restated Business Loan and Security Agreement with a syndication of 11 commercial banks on May 16, 2014, which was further modified on November 5, 2014 (the “Credit Facility”). The Credit Facility matures on May 16, 2019. The Credit Facility allows for Company borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial, performance-based limitations, and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of September 30, 2016, the Company was in compliance with its covenants under the Credit Facility.

The Company has the ability to borrow funds under its Credit Facility at interest rates based on both LIBOR and prime rates, at its discretion, plus their applicable margins. The weighted average interest rate on outstanding borrowings was 2.5% for the first nine months of 2016.

As of September 30, 2016, the Company had $281.2 million in long-term debt outstanding, $3.4 million in outstanding letters of credit, and unused borrowing capacity of $215.4 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $168.4 million as of September 30, 2016.

Note 6. Derivative Instruments and Hedging Activities

On September 30, 2016, the Company entered into a floating-to-fixed interest rate swap agreement for an aggregate notional amount of $100.0 million which hedges a portion of the Company’s floating rate indebtedness (the “Transaction”). The swap transaction is intended to mitigate the Company’s interest rate risk as it provides for the Company to pay a fixed rate of 1.22% per annum plus the applicable margin pursuant to the Credit Facility. Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under the Credit Facility. The cash flows from the Transaction begin January 31, 2018 and the hedge matures January 31, 2023. The Company has designated the swap as a cash flow hedge. On a quarterly basis, management evaluates the swap to determine effectiveness or ineffectiveness. For the portion of the swap deemed effective, changes in fair value will be recorded as part of accumulated other comprehensive income or loss. For the ineffective portion of the swap, changes in fair value will be recorded within net income. It is currently management’s intent to have the swap remain effective. Realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense. The Transaction had no effect on the consolidated balance sheet as of September 30, 2016 and the consolidated statement of comprehensive income for the three and nine months ended September 30, 2016.

The Company does not hold or issue derivative financial instruments for trading or speculative purposes.

Note 7. Accounting for Stock-Based Compensation

The ICF International, Inc. 2010 Omnibus Incentive Plan (as amended, the “Omnibus Plan”) provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors of the Company. As of September 30, 2016, the Company had approximately 2.2 million shares available for grant under the Omnibus Plan. Cash-settled RSUs (“CSRSUs”) have no impact on the shares available for grant under the Omnibus Plan, and have no impact on the calculated shares used in earnings per share (“EPS”) calculations.

The Company recognized stock-based compensation expense of $4.7 million and $3.1 million for the three months ended September 30, 2016 and 2015, and $12.8 million and $10.7 million for the nine months ended September 30, 2016 and 2015, respectively. Unrecognized compensation expense of approximately $16.2 million as of September 30, 2016, related to unvested stock options and unsettled RSUs, is expected to be recognized over a weighted-average period of 2.5 years. The unrecognized compensation expense related to CSRSUs totaled approximately $16.9 million at September 30, 2016 and is expected to be recognized over a weighted-average period of 2.6 years. Unrecognized compensation expense related to performance-based share awards (“PSAs”) of approximately $2.9 million as of September 30, 2016 is expected to be recognized over a weighted-average period of 1.8 years.

During the nine months ended September 30, 2016, the Company granted approximately 0.2 million shares each in the form of RSUs and CSRSUs and approximately 0.1 million shares in the form of PSAs to its employees. The awards granted are generally subject to service-based vesting conditions, while PSAs are also subject to performance-based vesting conditions. The performance conditions for PSAs granted in 2016 have a performance period from January 1, 2016 through December 31, 2018, and the performance conditions are consistent with the PSAs granted in 2015. The Company’s performance-based share program is further described in Note K, Accounting for Stock-Based Compensation, of the Notes to the Consolidated Financial Statements of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Note 8. Income Taxes

The Company’s effective tax rate for the three month and nine month periods ended September 30, 2016 was 39.2% and 37.7%, respectively, and 38.5% and 39.1% for the three month and nine month periods ended September 30, 2015, respectively.

The Company is subject to federal income taxes in the U.S. and various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s 2013 through 2015 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes, in addition to the Company’s 2012 amended tax return. Certain significant state and foreign tax jurisdictions also remain open under the statute of limitations and are subject to examination for the tax years from 2012 to 2015.

The Company’s total liability for unrecognized tax benefits as of September 30, 2016 was $1.2 million. Included in the balance as of September 30, 2016 was $1.0 million of tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax benefits may decrease by approximately $0.4 million.

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Note 9. Earnings Per Share

EPS is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting and settlement of RSUs. PSAs are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. The Company’s PSAs outstanding at September 30, 2016 did not meet the related performance conditions and therefore were excluded from the calculation of diluted EPS. For each of the three months and nine months ended September 30, 2016 and 2015, approximately 0.2 million weighted-average shares were excluded from the calculation of EPS because they were anti-dilutive.

The dilutive effect of stock options and RSUs for each period reported is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net Income	$13,437	$11,545	$33,911	$28,619

Weighted-average number of basic shares outstanding during the period	18,965	19,316	18,989	19,413
Dilutive effect of stock options and RSUs	364	240	356	330
Weighted-average number of diluted shares outstanding during the period	19,329	19,556	19,345	19,743

Basic earnings per share	$0.71	$0.60	$1.79	$1.47
Diluted earnings per share	$0.70	$0.59	$1.75	$1.45

Note 10. Fair Value

The Company measures and reports certain financial assets and liabilities at fair value in accordance with the Financial Accounting Standards Board Accounting Standards Codification ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available. ASC 820 establishes a three level hierarchy used to estimate fair-value which are categorized based on the priority of the inputs used to measure fair value:

•	Level 1: Quoted prices that are available in active markets for identical assets or liabilities;

•

Level 2: Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g., interest rates and yield curves that are observable at commonly quoted intervals, and implied volatilities); and inputs derived principally from or corroborated by observable market data by correlation or other means; and

•

Level 3: Uses inputs that are unobservable and require the Company to make certain assumptions and require significant estimation and judgment from management to use in pricing the fair value of the assets and liabilities.

As of September 30, 2016 and December 31, 2015, there were no assets or liabilities measured at Level 3 on a recurring basis.

The Company's financial instruments, including cash and cash equivalents, contract receivables, and accounts payable are carried at cost, which the Company believes approximates their fair values at September 30, 2016 and December 31, 2015, due to their short maturities. The Company believes the carrying value of other long-term liabilities related to capital expenditure obligations approximates their fair value at September 30, 2016 and December 31, 2015 based on the current rates offered to the Company for similar instruments with comparable maturities (Level 2). The Company believes the carrying value of its lines of credit payable at September 30, 2016 and December 31, 2015 approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings (Level 2). The Company applies the provisions of ASC 820 to its assets and liabilities that are required to be measured at fair value pursuant to other accounting standards, including assets and liabilities resulting from the Company’s nonqualified deferred compensation plan and foreign currency forward contract agreements not eligible for hedge accounting. The impact of the amounts recorded for the nonqualified deferred compensation plan and the forward contract agreements was immaterial to the consolidated financial statements.

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

•	results of routine and non-routine government audits and investigations;

•	dependence of our commercial work on certain sectors of the global economy that are highly cyclical;

•	failure to receive the full amount of our backlog;

•	difficulties in integrating acquisitions generally;

•	risks resulting from expanding our service offerings and client base;

•	the lawsuit filed by the State of Louisiana seeking approximately $208.9 million in alleged overpayments from the Road Home contract; and

•	additional risks as a result of having international operations.

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

OVERVIEW AND OUTLOOK

We provide professional services and technology-based solutions to government and commercial clients, including management, technology, and policy consulting and implementation services. We help our clients conceive, develop, implement, and improve solutions that address complex natural resource, social, public safety, and business issues. Our services primarily address four key markets: energy, environment, and infrastructure; health, education, and social programs; safety and security; and consumer and financial. We provide services across these four markets that deliver value throughout the entire life cycle of a policy, program, project, or initiative, from research and analysis and assessment and advice to design and implementation of programs and technology-based solutions, as well as the provision of engagement services and programs.

In September 2016, we celebrated our tenth anniversary as a publicly-traded company.  In conjunction with that event, we launched a new brand, reflecting a new visual identity, logo and company website (www.icf.com). The new brand reinforces ICF’s identity as a trusted services provider and expertise in key markets ranging from energy and energy efficiencies to cybersecurity, health and social programs, aviations, and digital interactives.

We categorize our clients into two client classifications: government and commercial. Within the government classification, we present three client sub-classifications: federal government, state and local government, and international government. Our major clients are federal government departments and agencies. Our federal government clients have included every cabinet-level department, most significantly HHS, DOS, and DoD. We also serve a variety of commercial clients worldwide, including airlines, airports, electric and gas utilities, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. For the nine-month period ended September 30, 2016, revenue generated by federal government clients and commercial clients was 49% and 34%, respectively. The remaining 17% of revenue was generated by state and local government clients, as well as international government clients.

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

Revenue increased to $895.5 million, representing an increase of $44.1 million or 5.2% for the nine month period ended September 30, 2016 compared to the corresponding period in the prior year. We experienced growth in federal and state and local government revenue and commercial revenue, while international government revenue declined. Operating income increased 8.2% to $60.8 million for the nine months ended September 30, 2016 compared to the prior-year period, and net income increased 18.5% to $33.9 million.

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

•

Health, Education, and Social Programs. We provide research and advisory services, as well as solution identification and implementation services, such as program development, information technology applications, and strategic communications for public health issues and a variety of social programs, such as those focused on education, child and family welfare needs, and housing and communities.

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

CRITICAL ACCOUNTING POLICIES

During the first nine months of fiscal 2016, there were no significant changes to our critical accounting policies discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015.

RESULTS OF OPERATIONS

Three Months ended September 30, 2016, compared to Three Months ended September 30, 2015

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and expresses these items as a percentage of revenue for the periods indicated and the period-over-period rate of change in each of them.

	Three Months Ended September 30,				Year-to-Year Change Three Months Ended September 30,
	2016	2015	2016	2015	2015 to 2016
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Revenue	$306,520	$288,951	100.0%	100.0%	$17,569	6.1%
Direct Costs	191,310	177,864	62.4%	61.6%	13,446	7.6%
Operating Costs and Expenses
Indirect and selling expenses	84,193	81,011	27.5%	28.0%	3,182	3.9%
Depreciation and amortization	4,130	4,316	1.3%	1.5%	(186)	(4.3)%
Amortization of intangible assets	3,111	4,263	1.0%	1.5%	(1,152)	(27.0)%
Total Operating Costs and Expenses	91,434	89,590	29.8%	31.0%	1,844	2.1%
Operating Income	23,776	21,497	7.8%	7.4%	2,279	10.6%
Interest expense	(2,407)	(2,674)	(0.8)%	(0.9)%	267	(10.0)%
Other income (expense)	732	(52)	0.2%	—	784	(1,507.7)%
Income before Income Taxes	22,101	18,771	7.2%	6.5%	3,330	17.7%
Provision for Income Taxes	8,664	7,226	2.8%	2.5%	1,438	19.9%
Net Income	$13,437	$11,545	4.4%	4.0%	$1,892	16.4%

Revenue. Revenue for the three months ended September 30, 2016 was $306.5 million, compared to $289.0 million for the three months ended September 30, 2015, representing an increase of $17.6 million or 6.1%. The increase in revenue was driven by a $9.2 million increase in commercial revenue, primarily from our energy, environment, and infrastructure clients; a $6.6 million increase in U.S. federal government revenue; and a $5.5 million increase in state and local government revenue, primarily in our energy, environment, and infrastructure and health, education, and social programs markets. The increase in commercial and U.S. federal and state and local government revenue was partially offset by a decline of $3.8 million in international government revenue primarily due to our energy, environment, and infrastructure clients.

Direct costs. Direct costs for the three months ended September 30, 2016 were $191.3 million compared to $177.9 million for the three months ended September 30, 2015, an increase of $13.4 million or 7.6%. The increase in direct costs was primarily attributable to an increase in expenses for subcontracted labor, as well as higher staff utilization during the three months ended September 30, 2016. Direct costs as a percent of revenue increased to 62.4% for the three months ended September 30, 2016, compared to 61.6 % for the three months ended September 30, 2015 as a result of the increase in subcontracted labor. We generally expect the ratio of direct costs as a percentage of revenue to increase when our own labor decreases relative to subcontracted labor.

Indirect and selling expenses. Indirect and selling expenses for the three months ended September 30, 2016 were $84.2 million compared to $81.0 million for the three months ended September 30, 2015, an increase of $3.2 million or 3.9%. Indirect and selling expenses as a percent of revenue decreased to 27.5% for the three months ended September 30, 2016, compared to 28.0% for the three months ended September 30, 2015. The slight decrease in indirect and selling expenses as a percentage of revenue was primarily due to higher staff utilization, while non-labor expenses grew at the same rate as revenue during the three months ended September 30, 2016 compared to the prior-year period.

Depreciation and amortization. Depreciation and amortization was $4.1 million for the three months ended September 30, 2016 compared to $4.3 million for the three months ended September 30, 2015, a decrease of $0.2 million or 4.3%.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2016 was $3.1 million compared to $4.3 million for the three months ended September 30, 2015. The $1.2 million decrease was mainly due to reduced levels of intangible asset amortization associated with prior acquisitions.

Operating income. For the three months ended September 30, 2016, operating income was $23.8 million compared to $21.5 million for the three months ended September 30, 2015, an increase of $2.3 million or 10.6%. Operating income as a percent of revenue increased to 7.8% for the three months ended September 30, 2016, compared to 7.4% for the three months ended September 30, 2015, largely due to lower amortization of intangible assets, partly offset by higher subcontracted labor which is generally at a lower gross margin.

Interest expense. Interest expense for the three months ended September 30, 2016 was $2.4 million compared to $2.7 million for the three months ended September 30, 2015 due to lower average debt balances outstanding.

Other income (expense). Other income was $0.7 million for the three months ended September 30, 2016 compared to other expense of $0.1 million for the three months ended September 30, 2015. Other income for the three months ended September 30, 2016 was primarily due to the net gain on a corporate owned insurance policy.

Provision for income taxes. The effective income tax rate for the three months ended September 30, 2016 and September 30, 2015 was 39.2% and 38.5%, respectively. Our effective tax rate, including state and foreign taxes net of federal benefit, for the quarter ended September 30, 2016, was higher than the three months ended September 30, 2015 primarily due to uncertain tax positions relating to prior years partially offset by permanent non-taxable income, a tax expense reduction associated with finalization of our prior year U.S. tax provision, and the adoption of new accounting guidance related to tax benefits for stock-based compensation.

Nine Months ended September 30, 2016, compared to Nine Months ended September 30, 2015

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income and expresses these items as a percentage of revenue for the periods indicated and the period-over-period rate of change in each of them.

	Nine Months Ended September 30,				Year-to-Year Change Nine Months Ended September 30,
	2016	2015	2016	2015	2015 to 2016
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percent
Revenue	$895,538	$851,427	100.0%	100.0%	$44,111	5.2%
Direct Costs	562,697	520,684	62.8%	61.2%	42,013	8.1%
Operating Costs and Expenses
Indirect and selling expenses	250,393	249,626	28.0%	29.3%	767	0.3%
Depreciation and amortization	12,233	12,058	1.4%	1.4%	175	1.5%
Amortization of intangible assets	9,387	12,866	1.0%	1.5%	(3,479)	(27.0)%
Total Operating Costs and Expenses	272,013	274,550	30.4%	32.2%	(2,537)	(0.9)%
Operating Income	60,828	56,193	6.8%	6.6%	4,635	8.2%
Interest expense	(7,312)	(7,727)	(0.8)%	(0.9)%	415	(5.4)%
Other income (expense)	950	(1,473)	0.1%	(0.2)%	2,423	(164.5)%
Income before Income Taxes	54,466	46,993	6.1%	5.5%	7,473	15.9%
Provision for Income Taxes	20,555	18,374	2.3%	2.1%	2,181	11.9%
Net Income	$33,911	$28,619	3.8%	3.4%	$5,292	18.5%

Revenue. Revenue for the nine months ended September 30, 2016 was $895.5 million, compared to $851.4 million for the nine months ended September 30, 2015, representing an increase of $44.1 million or 5.2%. The increase in revenue was primarily driven by a $26.5 million increase in U.S. federal government revenue, a $16.3 million increase in state and local government revenue, and an $8.1 million increase in commercial revenue. The increases in U.S. federal government revenue and state and local government revenue was primarily due to our energy, environment, and infrastructure and health, education, and social programs markets. The growth in commercial revenue was primarily from energy, environment, and infrastructure market. The increase in government and commercial revenue was partially offset by a $6.8 million decrease in our international government health, education, and social programs and energy, environment, and infrastructure markets.

Direct costs. Direct costs for the nine months ended September 30, 2016 were $562.7 million compared to $520.7 million for the nine months ended September 30, 2015, an increase of $42.0 million or 8.1%. The increase in direct costs was primarily attributable to an increase in expenses for subcontracted labor and related other direct costs, as well as higher staff utilization. Direct costs as a percent of revenue increased to 62.8% for the nine months ended September 30, 2016, compared to 61.2% for the nine months ended September 30, 2015 as a result of the increase in subcontracted labor and related other direct costs. We generally expect the ratio of direct costs as a percentage of revenue to increase when our direct labor costs decreases relative to subcontracted labor.

Indirect and selling expenses. Indirect and selling expenses for the nine months ended September 30, 2016 were $250.4 million compared to $249.6 million for the nine months ended September 30, 2015, an increase of $0.8 million or 0.3%. Indirect and selling expenses for the nine months September 30, 2016 was relatively flat when compared to the nine months ended September 30, 2015. Indirect and selling expenses as a percent of revenue decreased to 28.0% for the nine months ended September 30, 2016, compared to 29.3% for the nine months ended September 30, 2015 due to higher staff utilization and relatively flat non-labor costs.

Depreciation and amortization. Depreciation and amortization was $12.2 million for the nine months ended September 30, 2016, compared to $12.1 million for the nine months ended September 30, 2015, an increase of $0.2 million or 1.5%.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2016 was $9.4 million compared to $12.9 million for the nine months ended September 30, 2015. The $3.5 million decrease was primarily due to reduced levels of intangible asset amortization associated with prior acquisitions.

Operating income. For the nine months ended September 30, 2016, operating income was $60.8 million compared to $56.2 million for the nine months ended September 30, 2015, an increase of $4.6 million or 8.2%. Operating income as a percent of revenue increased to 6.8% for the nine months ended September 30, 2016, from 6.6% for the nine months ended September 30, 2015.

Interest expense. For the nine months ended September 30, 2016, interest expense was $7.3 million, compared to $7.7 million for the nine months ended September 30, 2015 due to lower average debt balances outstanding.

Other income (expense). For the nine months ended September 30, 2016, other income was $1.0 million compared to other expense of $1.5 million for the nine months ended September 30, 2015. Other income for the nine months ended September 30, 2016 primarily represents the net gain on a corporate owned insurance policy. Other expense for the nine months ended September 30, 2015 primarily represents the reclassification of foreign currency translation losses from accumulated other comprehensive loss into earnings as a result of closing certain international offices as part of actions taken to improve our cost structure and operations.

Provision for income taxes. The effective income tax rate for the nine months ended September 30, 2016 and September 30, 2015, was 37.7% and 39.1%, respectively. The rate decrease is primarily due to permanent non-taxable income, finalization of our prior year U.S. tax provision and the impact of adoption of new accounting guidance related to tax benefits for stock-based compensation partially offset by uncertain tax positions from prior years.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Energy, environment, and infrastructure	40%	37%	39%	37%
Health, education, and social programs	42%	45%	43%	44%
Safety and security	8%	8%	8%	8%
Consumer and financial	10%	10%	10%	11%
Total	100%	100%	100%	100%

The dollar value increase in revenue for the four key markets increased in both the three and nine months ended September 30, 2016 compared to the three and nine months ended September 30, 2015. Changes in the energy, environment, and infrastructure business market grew at a substantially faster pace than the other business markets for the three and nine month periods ended September 30, 2016.

The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated. Certain revenue amounts in the prior year have been reclassified due to minor adjustments.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
U.S. federal government	49%	49%	49%	48%
U.S. state and local government	11%	10%	11%	10%
International government	5%	7%	6%	7%
Government	65%	66%	66%	65%
Commercial	35%	34%	34%	35%
Total	100%	100%	100%	100%

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Time-and-materials	42%	42%	43%	43%
Fixed-price	39%	38%	38%	38%
Cost-based	19%	20%	19%	19%
Total	100%	100%	100%	100%

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

Our funded and estimates of unfunded and total backlog at the dates indicated were as follows:

	September 30,
	2016	2015
	(in millions)
Funded	$1,071.0	$916.4
Unfunded	1,090.3	1,052.3
Total	$2,161.3	$1,968.7

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

The following table presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2016	2015	2016	2015
Revenue	$306,520	$288,951	$895,538	$851,427
Subcontractor and other direct costs	(83,346)	(72,532)	(237,567)	(209,312)
Service revenue	$223,174	$216,419	$657,971	$642,115

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	(in thousands)
	2016	2015	2016	2015
Net income	$13,437	$11,545	$33,911	$28,619
Other (income) expense	(732)	52	(950)	1,473
Interest expense	2,407	2,674	7,312	7,727
Provision for income taxes	8,664	7,226	20,555	18,374
Depreciation and amortization	7,241	8,579	21,620	24,924
EBITDA	31,017	30,076	82,448	81,117
Acquisition-related expenses	—	—	—	189
Special charges related to severance for staff realignment	389	512	1,475	512
Special charges related to office closures	53	513	108	669
Adjusted EBITDA	$31,459	$31,101	$84,031	$82,487

Non-GAAP EPS

Non-GAAP EPS represents diluted EPS excluding the impact of certain items such as acquisition-related expenses and special charges related to severance for staff realignment and office closures, which are also excluded from adjusted EBITDA as described further above, as well as the impact of amortization of intangible assets related to our acquisitions. We do not consider these adjustments to be indicative of the performance of our ongoing operations. Non-GAAP EPS is not a recognized term under U.S. GAAP and does not purport to be an alternative to basic or diluted EPS. Because not all companies use identical calculations, the presentation of non-GAAP EPS may not be comparable to other similarly titled measures used by other companies. We believe that the supplemental adjustments applied in calculating non-GAAP EPS are reasonable and appropriate to provide additional information to investors.

The following table presents a reconciliation of diluted EPS to non-GAAP EPS for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Diluted EPS	$0.70	$0.59	$1.75	$1.45
Special charges related to severance for staff realignment	0.02	0.03	0.08	0.03
Special charges related to office closures	—	0.03	0.01	0.09
Amortization of intangibles	0.16	0.22	0.49	0.65
Income tax effects (1)	(0.07)	(0.12)	(0.22)	(0.31)
Non-GAAP EPS	$0.81	$0.75	$2.11	$1.91

(1)

Income tax effects were calculated using an effective U.S. GAAP tax rate of 39.2% and 38.5% in the third quarter of fiscal year 2016 and 2015, respectively, and an effective tax rate of 37.7% and 39.1% for the first nine months of fiscal year 2016 and 2015, respectively.

CAPITAL RESOURCES, FINANCIAL CONDITION, AND LIQUIDITY

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings under the Credit Facility. We entered into our Credit Facility with a syndication of 11 commercial banks on May 16, 2014, which was further modified on November 5, 2014. The Credit Facility matures on May 16, 2019. The Credit Facility allows for borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial, performance-based limitations, and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. The Credit Facility is collateralized by substantially all of our assets and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of September 30, 2016, we were in compliance with our covenants under the Credit Facility.

As of September 30, 2016, we had $281.2 million borrowed under our revolving line of credit and outstanding letters of credit of $3.4 million, resulting in unused borrowing capacity of $215.4 million on our Credit Facility (excluding the accordion), which is available for our working capital needs and for other purposes. Taking into account certain financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $168.4 million as of September 30, 2016.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. The weighted average interest rate on outstanding borrowings was 2.5% for the first nine months of 2016.

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

Financial Condition. There were several changes in our balance sheet during the nine months ended September 30, 2016. Cash and cash equivalents increased to $9.6 million on September 30, 2016, from $7.7 million on December 31, 2015 and long-term debt decreased to $281.2 million on September 30, 2016, from $311.5 million on December 31, 2015 primarily due to improved cash flow from operations. Contract receivables, net, increased $16.3 million compared to December 31, 2015, while days-sales-outstanding decreased from 73 days on December 31, 2015 to 71 days on September 30, 2016, primarily due to improved efficiency with converting client billings into cash. Accounts payable decreased to $57.4 million on September 30, 2016 from $63.7 million on December 31, 2015, and days-payables-outstanding increased from 53 days on December 31, 2015 to 55 days as of September 30, 2016. The impact of the lower accounts payable balance was partly offset by the increase in accrued salaries and benefits at September 30, 2016 due to timing differences compared to December 31, 2015. The increase in days-payables-outstanding is primarily due to the increase in accrued salaries and benefits partly offset by the decrease in accounts payable.

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

On September 30, 2016, we entered into a floating-to-fixed interest rate swap agreement for an aggregate notional amount of $100.0 million which hedge a portion of our floating rate indebtedness (the “Transaction”). We entered into the Transaction to help manage the risk relating to interest rate volatility. The cash flows from the Transaction begin January 31, 2018 and the hedge matures January 31, 2023. We designated the swap as a cash flow hedge. Unrealized gains and losses on the Transaction will be designated as effective or ineffective. Realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income or loss to interest expense. The Transaction had no effect on the consolidated balance sheet as of September 30, 2016 and the consolidated statement of comprehensive income for the three and nine months ended September 30, 2016. We may increase the number, size and scope of our hedges as we analyze options for mitigating our interest rate risk.

Share Repurchase Program. In the third quarter of 2015, our Board of Directors approved a new share repurchase program, effective November 5, 2015 and expiring on November 4, 2017, that authorizes share repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under our Credit Facility. Our Credit Facility further limits our share repurchases to $75.0 million during the duration of the Credit Facility, net of new issuances as defined in the Credit Facility. Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions under plans pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the nine months ended September 30, 2016, we repurchased 305,590 shares under this program at an average price of $37.28 per share. As of September 30, 2016, and after taking into account our Board authorization and Credit Facility share repurchase limits, approximately $35.6 million remained available for share repurchases.

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2016 and September 30, 2015:

	Nine Months Ended September 30,
	2016	2015
	(in thousands)
Net cash provided by operating activities	$57,818	$42,901
Net cash used in investing activities	(10,654)	(11,607)
Net cash used in financing activities	(44,672)	(36,208)
Effect of exchange rate changes on cash	(592)	(1,486)
Net increase (decrease) in cash and cash equivalents	$1,900	$(6,400)

Our operating cash flow is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Operating activities provided $57.8 million in cash for the nine months ended September 30, 2016 compared to $42.9 million for the nine months ended September 30, 2015. Cash flows provided by operating activities for the nine months ended September 30, 2016 were positively impacted primarily by net income, accrued salaries and benefits and accrued expenses and other current liabilities and were negatively impacted primarily by net contract receivables due to revenue growth and temporary timing differences in client billings, net income tax payable, prepaid expenses and other assets, and accounts payable. Cash flows provided by operating activities for the nine months ended September 30, 2015 were positively impacted primarily by net income and the net income tax payable and were negatively impacted primarily by net contract receivables due to temporary timing differences in client billings, accrued salaries and benefits, accrued expenses and accounts payable.

Investing activities used cash of $10.7 million for the nine months ended September 30, 2016, compared to $11.6 million for the nine months ended September 30, 2015. The cash used in investing activities for the nine months ended September 30, 2016 was primarily for capital expenditures. The cash used in investing activities for the nine months ended September 30, 2015 was primarily for capital expenditures and a holdback adjustment for our 2014 acquisition of OCO Holdings, Inc. and its various subsidiaries, including Olson + Co., Inc.

For the nine months ended September 30, 2016, cash flow used in financing activities of $44.7 million was largely attributable to $30.3 million in net payments on our working capital facility and cash used for net payments for stock issuances and buybacks of $13.4 million. For the nine months ended September 30, 2015, cash flow used in financing activities of $36.2 million was largely attributable to $17.9 million in net payments on our working capital facility and cash used for net payments for stock issuances and buybacks of $17.7 million.

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

The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. As of September 30, 2016, we had 9 outstanding letters of credit with a total value of $3.4 million, primarily related to deposits to support our facility leases.

The following table summarizes our contractual obligations as of September 30, 2016 that require us to make future cash payments. For contractual obligations, we include payments that we have an unconditional obligation to make.

		Payments due by Period (in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligation (1)	$338,342	$7,793	$7,793	$322,756	$—
Rent of facilities	222,761	36,418	67,674	60,182	58,487
Operating lease obligations	1,635	748	832	55	—
Capital expenditure obligations	9,056	5,234	3,822	—	—
Total	$571,794	$50,193	$80,121	$382,993	$58,487

(1) Represents the obligation for principal and variable interest payments related to our Credit Facility assuming the principal amount outstanding and interest rates at September 30, 2016 remain fixed through maturity. These assumptions are subject to change in future periods. The effects of the interest rate swap are not included in the Contractual Obligations table. For further details on our debt obligations and the related hedges, see “Note 5 Long-Term Debt and Note 6 Derivative Instruments and Hedging Activities” to our Consolidated Financial Statements.

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

Issuances of Common Stock. For the three months ended September 30, 2016, a total of 4,654 shares of unregistered common stock, valued at an aggregate of $189,837 were issued to seven directors of the Company for director-related compensation on July 1, 2016. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity. The following table summarizes our share repurchase activity for the three months ended September 30, 2016:

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
July 1 – July 31	19,848	$41.27	19,848	$36,573,496
August 1 – August 31	25,200	$41.11	22,900	$35,939,282
September 1 – September 30	19,725	$43.49	19,725	$35,618,269
Total	64,773	$41.88	62,473

(a)

The total number of shares purchased of 64,773 includes shares repurchased pursuant to our share repurchase program described further in footnote (b) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended September 30, 2016, we repurchased 2,300 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $41.04 per share.

(b)

In the third quarter of 2015, our Board of Directors approved a new share repurchase plan, effective November 5, 2015 and expiring on November 4, 2017, that authorizes share repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under our Credit Facility. Our Credit Facility, which we entered into on May 16, 2014, further limits our share repurchases to $75.0 million during the duration of the Credit Facility, net of new issuances, as defined in the Credit Facility, which increase the amount available for share repurchases. During the three months ended September 30, 2016, we repurchased 62,473 shares under this program at an average price of $41.91 per share.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

November 2, 2016	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 2, 2016	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)