Form 10-K
period 2016-12-31
ICF International, Inc.
filed 2017-02-28
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016

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

Large accelerated filer  ☒       Accelerated filer  ☐       Non-accelerated filer  ☐       Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $751 million based upon the closing price per share of $40.90, as quoted on the NASDAQ Global Select Market on June 30, 2016. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2017, 19,017,430 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the 2017 Annual Meeting of Stockholders expected to be held in June 2017.

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

•

failure by Congress or other governmental bodies to approve budgets in a timely fashion and reductions in government spending including, but not limited to, budgetary cuts resulting from automatic sequestration under the Budget Control Act of 2011, See “Risk Factors—Risks Related to our Business— The new Presidential Administration (“Administration”) may make substantial changes to fiscal and tax policies that may adversely affect our business.”;

•	results of routine and non-routine government audits and investigations;

•	dependence of our commercial work on certain sectors of the global economy that are highly cyclical;

•	failure to receive the full amount of our backlog;

•	difficulties in integrating acquisitions generally;

•	risks resulting from expanding our service offerings and client base;

•	the lawsuit filed by the State of Louisiana seeking approximately $214.3 million in alleged overpayments from the Road Home contract; and

•	additional risks as a result of having international operations.

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

The terms “we,” “our,” “us,” and “the Company,” as used throughout this Annual Report on Form 10-K, refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local governments, unless otherwise indicated.

PART I

ITEM 1.	BUSINESS

COMPANY OVERVIEW

We provide professional services and technology-based solutions to government and commercial clients, including management, technology, and policy consulting and implementation services. We help our clients conceive, develop, implement, and improve solutions that address complex business, natural resource, social, technological, and public safety issues. Our services primarily support clients that operate in four key markets:

•	Energy, Environment, and Infrastructure,

•	Health, Education, and Social Programs,

•	Safety and Security, and

•	Consumer and Financial.

In September 2016, we celebrated our tenth anniversary as a publicly traded company. In conjunction with that event, we launched a new brand, reflecting a new visual identity, logo and company website (www.icf.com). The new brand reinforces ICF’s identity as a trusted services provider with expertise in these four markets.

We provide services across these four markets that deliver value throughout the entire life cycle of a policy, program, project, or initiative from research and analysis and assessment and advice to design and implementation of programs and technology-based solutions, and the provision of engagement services and programs. Our primary services include:

•

Research and Analytic Services. We research critical policy, industry, and stakeholder issues, trends, and behavior. We collect and analyze wide varieties of data to understand critical issues and options for our clients.

•

Assessment and Advisory Services. We measure and evaluate results and their impact and, based on those assessments, provide advice to our clients on how to navigate societal, market, business, communication, and technology challenges.

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

We perform work for both government and commercial clients. Our government clients include federal clients, state and local clients, as well as governments outside the U.S. Our commercial clients include both U.S. and international clients. Our clients utilize our services because we offer a combination of deep subject-matter expertise, technical solutions, and institutional experience in their market areas. We believe that our domain expertise and the program knowledge developed from both our research and analytics and assessment and advisory engagements (which we refer to hereafter as “research and advisory services”) further position us to provide our full suite of services.

We generated revenue of $1,185.1 million, $1,132.2 million, and $1,050.1 million in 2016, 2015, and 2014, respectively. Our total backlog was approximately $2,122.7 million, $1,817.4 million, and $1,868.3 million as of December 31, 2016, 2015, and 2014, respectively. See further discussion in “Contract Backlog.”

As of December 31, 2016, we had more than 5,000 employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our more than 55 regional offices throughout the U.S., and more than 10 offices outside the U.S., including offices in the United Kingdom (“UK”), Belgium, China, India and Canada.

We report operating results and financial data in one operating and reportable segment. See our revenue, net income and total assets as presented in the consolidated financial statements and the related notes included elsewhere in Part IV of this Annual Report.

OUR COMPANY INFORMATION

ICF International, Inc. began as a Delaware limited liability company formed in 1999 under the name ICF Consulting Group Holdings, LLC. It was formed to purchase our principal operating subsidiary, which was founded in 1969, from a larger services organization. A number of our current senior managers participated in this transaction, along with private equity investors. We converted to a Delaware corporation in 2003 and changed our name to ICF International, Inc. in 2006. We completed our initial public offering in October 2006.

Our principal executive office is located at 9300 Lee Highway, Fairfax, Virginia 22031, and our telephone number is (703) 934-3000. We maintain an internet website at www.icf.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our internet Web site and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K.

MARKET OPPORTUNITY, SERVICES, AND SOLUTIONS

Complex, long-term market factors, as well as geopolitical, environmental and demographic trends, are changing the way we live and the way government and industry operate and interact. Some of the most critical factors are centered on the markets in which our clients operate, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Selected Key Metrics.”

In the energy, environment, and infrastructure market, these factors include: the changing mix of sources used to generate electricity and the related policy and infrastructure issues resulting from those changes; the changing position of the U.S. in the world’s energy markets overall; an increasing focus on renewables, energy efficiency, climate change, and resilience; an aging transportation infrastructure; increasing drought and need to invest in water infrastructure and conservation; and environmental degradation.

In the health, education, and social programs market, these factors include: the increasing level of healthcare expenditures and efforts at healthcare reform; global public health and health security issues, including potential global epidemics; aging populations across the globe; increasing military and veteran health demands; continued focus on disease prevention; the perceived declining performance of the U.S. educational system compared to other countries; and the desire to find more efficient means to deliver social and educational programs.

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

In addition to these market-based factors, trends across all of our markets are increasing the demand for research and advisory services that drive our business. These trends include: increased government focus on efficiency and mission performance management; generational changes; the emphasis on transparency and accountability; and an increased demand for combining domain knowledge of client mission and programs with innovative technology-enabled solutions. We see growth opportunities for technology-based solutions involving digital services and strategic communications across all of our markets.

We believe that demand for our services will continue as government, industry, and other stakeholders seek to understand and respond to these and other factors. We expect that our government clients will continue to utilize professional services firms with relevant domain expertise to assist with designing new programs, enhancing existing ones, and offering transformational solutions based on applicable experience evaluating and improving such programs, and to deploy innovative information and communications technology. In addition, commercial organizations affected by these programs will need to understand such changes, as well as their implications, in order for them to plan appropriately. More broadly, we believe our commercial clients will demand innovative services and solutions that can help them connect with customers and stakeholders in an increasingly connected and crowded marketplace. We believe that our institutional knowledge and subject-matter expertise are distinct competitive advantages in providing all of our clients across all four key markets with practical, innovative solutions, which are directly applicable to their mission or business, with a faster deployment of the right resources. Moreover, we believe we will be able to leverage the domain expertise and program knowledge we have developed through our research and advisory assignments and our experience with program management, technology-based solutions, and engagement projects to win larger engagements, thereby increasing returns on business development investment and driving higher employee utilization. Rapid changes in technology, including the omnipresent influence of mobile, social, and cloud technologies, also demand new ways of communicating, evaluating and implementing programs, and we are focused on leveraging our expertise in technology to capitalize on those changes.

Our future results will depend on the success of our strategy to capitalize on our competitive strengths, including our success in maintaining our long-standing client relationships, to seek larger engagements across the program life cycle and to complete and successfully integrate strategic acquisitions. We will continue to focus on building scale in vertical and horizontal domain expertise; developing business with both our government and commercial clients; and replicating our business model geographically in selected regions of the world. In doing so, we will continue to evaluate strategic acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

Energy, Environment, and Infrastructure

For decades, we have advised on energy and environmental issues, including the impact of human activity on natural resources, and have helped develop solutions for infrastructure-related challenges. In addition to addressing government policy and regulation in these areas, our work focuses on industries that are affected by these policies and regulations, particularly those industries most heavily involved in the use and delivery of energy. Significant factors affecting suppliers, users, and regulators of energy are driving private and public sector demand for professional services firms, including:

•	Changing power markets, increasingly diverse sources of supply, and an increased demand for alternative sources of energy;

•	Ongoing efforts to upgrade energy infrastructure to meet new power, transmission, environmental, and cybersecurity requirements and to enable more distributed forms of generation; and

•	The need to manage energy demand and increase efficient energy use in an era of environmental concerns, especially regarding carbon and other emissions.

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

We also assist commercial and government clients in designing, implementing, and evaluating energy efficiency programs both for residential and for commercial and industrial sectors. Utility companies must balance the changing demand for energy with a price-sensitive, environmentally conscious consumer base. We help utilities meet these needs, guiding them through the entire life cycle of energy efficiency programs, including policy and planning, determining technical requirements, and program implementation and improvement.

Carbon emissions have been an important focus of federal government regulation, international governments, many state and local governments, and multinational corporations around the world. Reducing or offsetting greenhouse gas (“GHG”) emissions continues to be the subject of both public and private sector interest, and the regulatory landscape in this area is still evolving. The need to address carbon and other harmful emissions has significantly changed the way the world’s governments and industries interact and continues to be one of the drivers of interest in energy efficiency. Moreover, how government and business adapt to the effects of climate change is growing in importance. We support governments at the federal and state and local level, including providing comprehensive support to NASA’s Global Change Research Program. Additionally, we support ministries and agencies of the government of the UK and European Commission, as well as commercial clients, on these and related issues.

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

Health, Education, and Social Programs

We also apply our expertise across our full suite of services in the areas of health, education, and social programs. We believe that a confluence of factors will drive an increased need for public and private focus on these areas, including, among others:

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

We believe we are well positioned to provide our services to help our clients develop and manage effective programs in the areas of health, education, and social programs at the international, national, regional, and local levels. Our subject-matter expertise includes public health, mental health, international health and development, health communications and associated interactive technologies, education, child and family welfare needs, housing and communities, and substance abuse. Our combination of domain knowledge and our experience in information technology-based applications provides us with strong capabilities in health and social programs informatics and analytics, which we believe will be of increasing importance as the need to manage information grows. We partner with our clients in the government and commercial sectors to increase their knowledge base, support program development, enhance program operations, evaluate program results, and improve program effectiveness.

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

We provide key services to DoD, the Department of Homeland Security (“DHS”), Department of Justice (“DOJ”), and analogous Directorates-General at the European Commission. We support DoD by providing high-end strategic planning, analysis, and technology-based solutions in the areas of logistics management, operational support, command and control, and cybersecurity. We also provide the defense sector with critical infrastructure protection, environmental management, human capital assessment, military community research, and technology-enabled solutions. At DHS, we assist in shaping and managing critical programs to ensure the safety of communities, developing critical infrastructure protection plans and processes, establishing goals and capabilities for national preparedness at all levels of government in the U.S., and managing the national program to test radiological emergency preparedness at the state and local government levels in communities adjacent to nuclear power facilities. At DOJ, we provide technical and communications assistance to programs that help victims of crime and at-risk youths. At the European Commission, we provide support and analytical services related to justice and home affairs issues within the European context.

Consumer and Financial

In the area of consumer and financial, we combine our expertise in strategic communications, marketing and creative services and public relations with our strengths in interactive and mobile technologies to help companies develop stronger relationships and engage with their customers and stakeholders across all channels, whether via traditional or digital media, to drive better business results. In an effort to enhance our positioning and build awareness outside of our traditional client set, we have combined capabilities from our acquisitions to create a full-service, technology-rooted agency that guides brands digitally through informed strategy, inspired creative design, and technical know-how. We have the capability to complete projects big or small across all channels, such as web, social, mobile, intranets and emerging platforms, through end-to-end technology-based implementations for local and global clients. Target customer areas include airlines, airports, electric and gas utilities, oil companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies.

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly-educated professional staff with deep subject-matter knowledge

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs across our major markets. Our thought leadership is based on years of training, experience, and education. We are able to apply our in-depth knowledge of our subject-matter experts and our experience developed over 40 years of providing research and advisory services to address the problems and issues our clients are facing. As of December 31, 2016, approximately 32% of our benefits-eligible staff held post-graduate degrees in diverse fields such as the social sciences, business and management, physical sciences, public policy, human capital, information technology, mathematics, engineering, planning, economics, life sciences, and law. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

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

We have strong, long-standing relationships with clients across a diverse set of markets

The long-term relationships we maintain with many of our clients reflect our successful track record of fulfilling our clients’ needs. We have advised both the Environmental Protection Agency (“EPA”) and HHS for more than 30 years, the Department of Energy (“DOE”) for more than 25 years, DoD for more than 20 years, certain commercial clients in our energy markets for more than 20 years, the European Commission for more than 10 years, and we have multi-year relationships with many of our other clients in both our government and commercial client base. We have numerous contacts at various levels within our clients’ organizations, ranging from key decision-makers to functional managers. The long-standing nature and breadth of our client relationships adds greatly to our institutional knowledge, which, in turn, helps us carry out our client engagements more effectively and maintain and expand such relationships. Our extensive experience and client contacts, together with our prime-contractor position on a substantial majority of our contracts and onsite presence, gives us clearer visibility into future opportunities and emerging requirements. We believe our balance between civilian and defense agencies, our commercial presence, and the diversity of the markets we serve help mitigate the impact of policy or political shifts, as well as annual shifts in our clients’ budgets and priorities.

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

We are led by an experienced management team

Our management team, consisting of approximately 288 officers with the title of vice president or higher, possesses extensive industry experience and had an average tenure of 13 years with us as of December 31, 2016 (including prior service with companies we have acquired). This low turnover allows us to retain institutional knowledge. Our managers are experienced both in marketing efforts and in successfully managing and executing our key services. Our management team also has experience in acquiring other businesses and integrating those operations with our own. A number of our managers are industry-recognized thought leaders. We believe that our management’s successful past performance and deep understanding of our clients’ needs have been differentiating factors in competitive situations.

We have a broad global presence

We serve our clients with a global network of more than 55 regional offices throughout the U.S., and more than 10 offices in key markets outside the U.S., including offices in the UK, Belgium, China, India and Canada. Our global presence also gives us access to many of the leading experts on a variety of issues around the world, allowing us to expand our knowledge base and areas of functional expertise. Over the past year, we worked in dozens of countries, helping government and commercial clients with energy, environment, infrastructure, healthcare, marketing, interactive technology/e-commerce, and air transport matters.

STRATEGY

Our strategy to increase our revenue and shareholder value involves the following key elements:

Expand our commercial businesses

We plan to continue to pursue higher-margin commercial projects. We believe we have strong, global client relationships in both the commercial energy and air transport markets, where our margins have historically been higher than those in our government market. We continue to see growth opportunities in our current commercial business in the utility sector, as well as significant potential for us to expand our business in other commercial areas, such as aviation and digital marketing and strategic communications services, both domestically and internationally.

We view the energy industry as a particularly attractive market for us over the next decade due to concerns over controlling energy costs and limiting climate and environmental impacts, increased state and federal regulation, the need for cleaner and more diverse sources of energy, and the concomitant need for infrastructure to transport and/or convert those new energy sources. We also believe that the combination of our vertical domain expertise with our digital marketing expertise makes us a provider of choice for high value-added assignments in that arena. Although we believe the utility industry will continue to be a strong market for research and advisory services, particularly in light of the changing focus on regulatory actions and alternative energy sources, we intend to leverage our existing relationships and institutional expertise to pursue and capture additional, typically higher-margin opportunities. For example, we believe we can continue to expand our program and technology-based services in areas such as assisting with the implementation of energy efficiency programs, information technology applications, and environmental management services for larger utilities. In addition, the growth of interest in sustainability and energy efficiency issues has created opportunities to offer these types of services to new clients beyond our traditional sectors. We believe these factors, coupled with our expansive national and global footprint, will result in a greater number of engagements that will also be larger in size and scope.

We expect other sectors, such as information service providers and travel and tourism, to continue to expand their interest in these services as these industries better understand their energy consumption options and the positive benefits of demonstrating environmental stewardship. Our broad range of services to the aviation industry makes us well positioned to capitalize on significant industry changes, including substantial airline equipment upgrades to newer, more efficient aircraft models in a cost-constrained environment; renovations of older airports to adapt to newer aircraft; and changes to airport business models and strategy as they place increasing importance on passenger experience.

Our engagement services, including marketing, interactive technology, and strategic communications offerings, are well-positioned to support the continuing growth of multichannel engagement and e-commerce. We broadened our client offerings, particularly in the areas of content management, marketing and digital services. We can now offer complete end-to-end solutions for chief marketing officers, chief communications officers, and chief technology officers as they invest in digital marketing platforms and solutions. We deliver cutting-edge digital strategy support, as well as the creative services that help brands, products and services succeed in a crowded marketplace.

Replicate our business model across government and industry in selected geographies

We believe the services we provide to our energy, environment, and infrastructure market have strong growth potential in selected geographies. Our domain expertise is well suited to meet Europe's need for cutting-edge climate change, energy and environmental solutions and to increasing, in particular, our offerings to the UK government and European Commission. We have also focused our geographic footprint by selectively closing or reducing the size of offices which appear to be unlikely to generate profitable growth in the near to medium term, generally in nations or regions undergoing either economic or political challenges.

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

Leverage research and advisory work into full life cycle solutions

We plan to continue to leverage our research and advisory services and strong client relationships to increase our revenue from longer running engagements. These engagements could include: information services and technology-based solutions, project and program management, business process solutions, marketing and communications delivery, strategic communications, and technical assistance and training. Our research and advisory services provide us with insight and understanding of our clients’ missions and goals. We believe the domain expertise and program knowledge we develop from these assignments position us to capture a greater portion of larger engagements. However, we will need to undertake such expansion carefully to avoid actual, potential, and perceived conflicts of interest. See “Risk Factors—Risks Related to our Business—The diversity of the services we provide, and the clients we serve, may create actual, potential, and perceived conflicts of interest and conflicts of business that limit our growth and lead to potential liabilities for us.”

Defend, expand, and deepen our presence in core federal and state and local government markets

Changing political priorities at the federal and state and local government levels have created challenging market conditions for all competitors in the government services sector. We will focus not only on defending our current market footprint, but also on innovating to continue expanding across key growth markets, such as federal government health-related and cybersecurity initiatives, digital services, and disaster recovery work to state and local governments. We will continue to provide innovative solutions that help our public sector clients “do more with less.” We will specifically target deeper penetration of those agencies that currently procure services only from one or two of our service areas. We believe we can leverage many of our long-term client relationships by introducing these existing clients, where appropriate, to our other services. For example, we plan to introduce many of our research and advisory clients to our capabilities to provide associated information technology, cybersecurity, large-scale program management, and strategic communications and digital services. Given the increasing focus on deficit reduction and transparency, we can also offer clients our extensive performance measurement, program evaluation, and performance management services. Finally, having more than 55 offices across the U.S allows us to focus more of our business development efforts on addressing the needs of federal and state and local government agencies with operations outside of the Washington, D.C. metropolitan area.

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

Pursue strategic acquisitions

We plan to augment our organic growth, where appropriate, with strategic acquisitions. Since the beginning of 2014, we have added a number of companies including: Mostra S.A. ("Mostra") in February 2014; CityTech, Inc. ("CityTech") in March 2014; OCO Holdings, Inc. and its various subsidiaries, including Olson + Co., Inc. ("Olson") in November 2014; and Trade NTE, LLC. ("Trade NTE") in November 2016. Our more recent acquisitions are discussed further in "Management's Discussion and Analysis of Financial Condition and Results of Operations-Acquisitions and Business Combinations." We plan to continue a disciplined acquisition strategy to obtain new clients, increase our size and market presence, and obtain capabilities that complement our existing portfolio of services, while focusing on cultural compatibility and positive financial impact.

CLIENT AND CONTRACT MIX

Government clients (including federal, state and local, and international governments) and commercial clients (including U.S. and international) accounted for approximately 65% and 35%, respectively, of our 2016 revenue, approximately 65%, and 35%, respectively, of our 2015 revenue, and approximately 70% and 30%, respectively, of our 2014 revenue. Our clients span a broad range of civilian and defense agencies and commercial enterprises. Commercial clients include non-profit organizations and universities, while government clients include the World Bank and the United Nations. In general, a client is considered government if the primary funding of that client is from a government agency or institution. If we are a subcontractor, then the client is not considered to be the prime contractor but rather the ultimate client receiving the services from the prime contractor team.

In the fiscal years 2016, 2015, and 2014, our three largest clients were HHS, DOS, and DoD. The following table summarizes the percentage of our total revenue for each of these.

	Year ended December 31,
	2016	2015	2014
Department of Health and Human Services	19%	18%	17%
Department of State	6%	8%	8%
Department of Defense	5%	5%	6%
Total	30%	31%	31%

Most of our revenue is derived from prime contracts, which accounted for approximately 89%, 85%, and 86% of our revenue for 2016, 2015, and 2014, respectively. Unless the context otherwise requires, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract.

Our contract periods typically extend from one month to five years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. In 2016, 2015, and 2014, no single contract accounted for more than 4% of our revenue. Our 10 largest contracts by revenue collectively accounted for approximately 14%, 15%, and 14% of our revenue in 2016, 2015, and 2014, respectively.

Our international operations pose special risks, as discussed below in “Risk Factors—Risks Related to Our Business—Our international operations pose additional risks to our profitability and operating results.” The table below details information on our domestic and international revenues for each of the three years presented. Revenue is attributed to location based on the geographic areas to which a contract is awarded. International revenues have decreased for the year ended December 31, 2016 compared to the year ended December 31, 2015 due to decreases in the foreign currency exchange rates. In addition, we have focused our geographic footprint by selectively closing or reducing the size of offices which appear to be unlikely to generate profitable growth in the near to medium term, generally in nations or regions undergoing either economic or political challenges. Certain immaterial revenue amounts in the prior year have been reclassified to conform to current year presentation.

	Year ended December 31,
	2016	2015	2014
	(In thousands)
U.S.	$1,070,336	$1,011,877	$919,098
International	114,761	120,355	131,036
Total	$1,185,097	$1,132,232	$1,050,134

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

Our funded and estimates of unfunded and total backlog were as follows at December 31:

	2016	2015	2014
	(In millions)
Funded	$1,020.3	$791.9	$849.9
Unfunded	1,102.4	1,025.5	1,018.4
Total backlog	$2,122.7	$1,817.4	$1,868.3

There were no awards included in our 2016, 2015 or 2014 backlog amounts that were under protest.

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

COMPETITION

We operate in a highly competitive and fragmented marketplace and compete against a number of firms in each of our key markets. Some of our principal competitors include: Abt Associates Inc.; AECOM Technology Corporation; Alliance Data Systems Corporation; Booz Allen Hamilton Holding Corporation; CACI International Inc.; Cambridge Systematics, Inc.; CRA International, Inc.; CSRA Inc.; Deloitte LLP; Eastern Research Group, Inc.; Cardno ENTRIX, Inc.; L-3 Communications Corporation; Leidos Holdings, Inc.; Lockheed Martin Corporation; ManTech International Corporation; Navigant Consulting, Inc.; Northrop Grumman Corporation; Omnicom Group Inc.; PA Consulting Group; PricewaterhouseCoopers (PwC); Publicis Group; Science Applications International Corp; Research Triangle Institute; Tetra Tech Inc.; Westat, Inc., and WPP Plc. In addition, within each of our key markets, we have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Some of our competitors are significantly larger than we are and have greater access to resources and stronger brand recognition than we do.

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

EMPLOYEES

As of December 31, 2016, we had more than 5,000 benefits-eligible (full-time and regular part-time) employees, approximately 32% of whom held post-graduate degrees in diverse fields such as social sciences, business and management, physical sciences, public policy, human capital, information technology and mathematics, engineering, planning, economics, life sciences, and law. Approximately 67% of these employees held a bachelor’s degree or equivalent or higher. Our professional environment encourages advanced training to acquire industry-recognized certifications, rewards strong job performance with advancement opportunities, and fosters ethical and honest conduct. Our salary structure, incentive compensation, and benefit packages are competitive within our industry.

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

On an annual basis, Congress is required to approve appropriations bills that govern spending by each of the federal government agencies and departments we support. When Congress is unable to agree on budget priorities, and thus is unable to pass annual appropriations bills on a timely basis, it typically enacts a continuing resolution. Continuing resolutions generally allow federal government agencies and departments to operate at spending levels based on the previous fiscal year. When agencies and departments operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and for new initiatives may be delayed or cancelled. Thus, the failure by Congress to approve appropriations bills in a timely manner can result in the loss of revenue and profit when federal government agencies and departments are required to cancel or change existing or new initiatives or the deferral of revenue and profit to later periods due to delays in implementing existing or new initiatives. There is also the possibility that Congress will not enact appropriations bills or a continuing resolution in a timely manner. Furthermore, the federal government may not be able to fund its operations due to a failure by Congress to raise the U.S. debt ceiling. In such events, many parts of the federal government, including agencies, departments, programs, and projects we support, may “shut down,” which could have a substantial negative affect on our revenue, profit, and cash flows. The budgets of many of our state and local government clients are also subject to similar processes, and thus subject us to similar risks and uncertainties.

In addition, in an effort to control the federal government deficit, Congress passed the Budget Control Act of 2011 (the “Budget Act”), which mandated the reduction of discretionary spending by the federal government by $1.2 trillion over 10 years. While some of these reductions have been rescinded, the spending caps through 2021 remain in place and, unless they are also rescinded, could continue to constrain federal discretionary spending for the services we provide. Because we derive a significant portion of our revenue from contracts with federal government clients, a decline in federal government expenditures and/or a shift of expenditures away from programs we support, whether as a result of the Budget Act or otherwise, would likely have a negative impact on our business and results.

Government spending priorities may change in a manner adverse to our business.

We derived approximately 48%, 48%, and 51% of our revenue in 2016, 2015, and 2014, respectively, from contracts with federal government clients, and approximately 17%, 17%, and 19% of our revenue from contracts with state and local governments and international governments in 2016, 2015, and 2014, respectively. Expenditures by our federal government clients may be restricted or reduced by presidential or congressional action, by action of the Office of Management and Budget, by action of individual agencies or departments, or by other actions. In addition, many state and local governments are not permitted to operate with budget deficits and nearly all state and local governments face considerable challenges in balancing their budgets. Accordingly, we expect that some of our government clients may delay payments due to us, may eventually fail to pay what they owe us, and/or may delay certain programs and projects. For some government clients, we may face a difficult choice: turn down (or stop) work with the risk of damaging a valuable client relationship, or perform work with the risk of not getting paid in a timely fashion or perhaps at all. Federal and/or state and local government elections could also affect spending priorities and budgets at all levels of government. For example, the new administration has articulated new spending priorities, including in the areas of health care, transportation and homeland security, which, if adopted, could significantly change the size and mix of contracts being offered by our federal government clients. In addition, increased deficits and debt at all levels of government, both domestic and international, may lead to reduced spending by agencies and departments on projects or programs we support.

The results of the November 2016 Presidential election in the U.S. resulted in a different political party controlling the executive branch. In any such change the potential exists for numerous policy alterations to be promulgated which could adversely affect our business, financial condition, and results of operations. Such alterations could include changes to one or several of the policy areas in which ICF is active, including but not limited to energy, environment, public health, climate change, housing, biomedical research, cybersecurity, and education.

Our failure to comply with complex laws, rules, and regulations could cause us to lose business and subject us to a variety of penalties and sanctions.

We must comply with laws, rules, and regulations that affect how we do business with our government clients and impose added costs on our business. Each government client has its own laws, rules, and regulations that affect its contracts. Some of the more significant laws and regulations affecting the formation, administration, and performance of government contracts include:

•	The U.S. Federal Acquisition Regulation, and agency and department regulations analogous or supplemental to it;

•	The Foreign Corrupt Practices Act;

•	The Truth in Negotiations Act;

•	The Procurement Integrity Act;

•	The Civil False Claims Act;

•	The Cost Accounting Standards; and

•

Laws, rules and regulations restricting (i) the use and dissemination of information classified for national security purposes, (ii) the exportation of specified products, technologies, and technical data, and (iii) the use and dissemination of sensitive but unclassified data.

Any failure to comply with applicable federal, and/or state and local government laws, rules and regulations could subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal and/or state and local government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and/or the value of our stock.

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

In addition to our U.S. operations, we also have a significant presence in key markets outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada. Failure to abide by laws, rules and regulations applicable to our work outside the U.S. could have similar effects to those described above.

We are subject to various routine and non-routine governmental and other reviews, audits and investigations, and unfavorable audit results could force us to adjust previously reported operating results, could affect future operating results, and could subject us to a variety of penalties and sanctions.

Federal government departments and agencies and many state government clients audit and review our contract performance, pricing practices, cost structure, financial capability, and compliance with applicable laws, rules, and regulations. Audits could raise issues that have significant adverse effects, including, but not limited to, substantial adjustments to our previously reported operating results and substantial effects on future operating results. If a government audit, review, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal and state and local government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and/or the value of our stock. We may also lose business if we are found not to be sufficiently able to meet ongoing cash flows and financial obligations on a timely basis. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether true or not. Federal government audits have been completed on our incurred contract costs only through 2007; audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews by federal and state and local governments may still be conducted on all our government contracts, even for periods before 2007.

Our contracts may contain provisions that are unfavorable to us and permit our clients to, among other things, terminate our contracts partially or completely at any time prior to completion.

Our contracts may contain provisions that allow our clients to terminate or modify these contracts at their convenience upon short notice. If a client terminates one of our contracts for convenience, we may only bill the client for work completed prior to the termination, plus any commitments and settlement expenses the client agrees to pay, but not for any work not yet performed. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in contract options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we would have no right to seek lost fees or other damages. In addition, certain contracts with international government clients may have more severe and/or different contract clauses than what we are accustomed to with federal and state and local government clients, such as penalties for any delay in performance. If a client were to terminate, decline to exercise options under, or curtail further performance under one or more of our major contracts, our revenue and operating results could be adversely affected.

Our commercial work depends on certain sectors of the global economy that are highly cyclical, which can lead to substantial variations in our revenue and profit from period to period.

In recent years, we have expanded our work with commercial clients. Our commercial clients, which include clients outside the U.S., generated approximately 35%, 35%, and 30% of our revenue in 2016, 2015, and 2014, respectively. This increased reliance on commercial clients presents new risks and challenges. For example, our commercial work is heavily concentrated in cyclical industries such as energy, air transportation, environmental, health, retail and financial services. Demand for our services from our commercial clients has historically declined when their industries have experienced downturns, and we expect a decline in demand for our services when these industries experience downturns in the future.

RISKS RELATED TO OUR BUSINESS

The new Presidential Administration (“Administration”) may make substantial changes to fiscal and tax policies that may adversely affect our business.

The new Administration has called for substantial changes to fiscal and tax policies, which may include comprehensive tax reform. We cannot predict the impact, if any, of these changes to our business; however, it is possible that these changes could adversely affect our business. It is likely that some policies adopted by the new Administration will benefit us and others may negatively impact us. Of course, legislative changes would have to be enacted by the U.S. Congress before being signed into law by the President. Until we know what changes are enacted, we will not know whether in total we will benefit from, or are negatively affected by such changes.

Maintaining our client relationships and professional reputation are critical to our ability to successfully win new contracts and renew expired contracts.

Our client relationships and professional reputation are key factors in maintaining and growing our business, revenue and profit levels under contracts with our clients. We continually bid for and execute new contracts, and our existing contracts continually become subject to re-competition and expiration. If we are not able to replace the revenue from these contracts, either through follow-on contracts or new contracts for those requirements or for other requirements, our revenue and operating results may be adversely affected. Upon the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. There can be no assurance that those expiring contracts we are servicing will continue after their expiration, that the client will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition (e.g., set asides for small businesses), or that we will be successful in any such re-procurements or in obtaining subcontractor roles. Any factor that diminishes our reputation or client relationships with federal, state and local and international government clients, as well as commercial clients, could make it substantially more difficult for us to compete successfully for new engagements and qualified employees. To the extent our reputation and/or client relationships deteriorate, our revenue and operating results could be adversely affected.

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

The calculation of backlog is highly subjective and conditioned on numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract's potential value is based on factors such as the amount of revenue we have recently recognized on that contract, our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. In the case of contracts that may be renewed at the option of the client, we generally calculate backlog by assuming that the client will exercise all of its renewal options; however, the client may elect not to do so. In addition, federal government contracts rely on congressional appropriation of funding, which is typically provided only partially at any point during the term of federal government contracts, and all or some of the work to be performed under a contract may require future appropriations by Congress and the subsequent allocation of funding by the procuring agency or department to the contract. Protests of contracts continue to be common in our industry, and successful protests of contracts awarded to us could also adversely affect our backlog and our potential associated revenue. Our estimate of the portion of backlog that we expect to recognize as revenue in any future period may differ from actual results because the receipt and timing of this revenue often depends on subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders and delivery orders, many of which are beyond our control. In addition, we may never receive revenue from some of the engagements that are included in our backlog, and this risk is greater with respect to unfunded backlog. Although we adjust our backlog to reflect modifications to, or renewals of, existing contracts, awards of new contracts, or approvals of expenditures, if we fail to realize revenue corresponding to our backlog, our revenue and operating results could be adversely affected.

Failure to identify, hire, train and retain talented employees who are committed to our mission and vision could have a negative effect on our reputation and our business.

Our business, which provides professional services and technology-based solutions to government and commercial clients, largely depends on our ability to attract and retain qualified employees. Additionally, as our business continues to evolve, as we acquire new businesses, and as we provide a wider range of services, we become increasingly dependent upon the capabilities of our employees. If we are unable to recruit and retain a sufficient number of qualified employees that are committed to our mission and vision, we may incur higher costs related to an increase in subcontractors, hiring, training and retention. Additionally, the loss of key personnel could impair our ability to effectively serve our clients and maintain and grow our business, and our future revenue and operating results could be adversely affected.

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

We derived 39% of our revenue from fixed-price contracts in 2016, as compared to 38% in 2015 and 34% in 2014. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. We realize a profit on fixed-price contracts only if we can control our costs and prevent cost overruns on our contracts. Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs, and availability of labor, equipment and materials, and other exigencies. We could experience cost overruns if these estimates are inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, or the inability of our vendors or subcontractors to perform. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have an adverse impact on our business and earnings.

In our consumer and financial market, we provide digital marketing services in a highly competitive and constantly evolving market. Our success in this market depends upon our ability to develop and integrate new technologies into our business and enhance our existing products and services, as well as our ability to respond to rapid changes in technology in order to remain competitive.

In our consumer and financial market, which expanded due to certain acquisitions, including the acquisition of Olson, we provide digital marketing services in highly competitive markets. We compete principally with large systems consulting and implementation firms, traditional and digital advertising and marketing agencies, offshore consulting and outsourcing companies, and clients’ internal information systems departments. To a lesser extent, other competitors include boutique consulting firms that maintain specialized skills and/or are geographically focused. We expect these competitors to devote significant effort to maintaining and growing their respective market shares. If we cannot respond effectively to advances by our competitors in this market, or grow our own business efficiently, our overall business and operating results could be adversely affected.

Our success in this competitive market depends in part on our ability to adapt to rapid technological advances and evolving standards in computer hardware and software development and media infrastructure, changing and increasingly sophisticated customer needs, newly-developed digital marketing services and platform introductions and enhancements. If, within this market, we are unable to develop new or sufficiently differentiated products and services, to enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet demand, our overall business and operating results could be adversely affected.

Litigation, claims, disputes, audits, reviews, and investigations in connection with the completed Road Home contract expose us to many different types of liability, may divert management attention, and could increase our costs.

In June 2006, our subsidiary, ICF Emergency Management Services, LLC (“ICF Emergency”), was awarded the Road Home contract by the State of Louisiana, Office of Community Development (the “OCD”), to manage a program designed primarily to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina by providing them compensation for the uninsured, uncompensated damages they suffered from the hurricanes (the “Program”). With an aggregate value of $912 million, the Road Home contract was our largest contract throughout its three-year duration, which ended on June 11, 2009.

The Road Home contract provided us with significant opportunities, but also created substantial risks. A number of these risks continued beyond the term of the contract. We still have lawsuits pending, and other claims have been made against us in connection with this contract. New lawsuits may be filed and new claims may be made against us in the future including, but not limited to, claims by subcontractors and others who are dissatisfied with the amount of money they have received from, or their treatment under, the Program. We have defended such lawsuits and claims vigorously and plan to continue to do so, but we have not prevailed in every case and may not prevail in future cases. Although the contract provides that, with several exceptions, we are allowed to charge, as an expense under the contract, reasonable costs and fees incurred in defending and paying claims brought by third parties arising out of our performance, there can be no assurance that our costs and fees will be reimbursed. The State of Louisiana has not reimbursed us for the majority of such costs or fees and has not reimbursed any such costs or fees since 2008. The outstanding contract receivables related to defending and paying claims were fully reserved as of December 31, 2016.

In addition and as discussed in “Note 16—Commitments and Contingencies – Road Home Contract” in our financial statements, on June 10, 2016, the OCD filed a written administrative demand (the “Administrative Demand”) with the Louisiana Commissioner of Administration against ICF Emergency in connection with the administration of the Program. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to Program grant recipients. The OCD separately supplemented the amount of recovery it is seeking in total approximately $214.3 million. The State of Louisiana, through the Division of Administration, also filed suit (the “Proceeding”) in Louisiana state court on June 10, 2016 broadly alleging and seeking recoupment for the same claim made in the Administrative Demand. On September 21, 2016, the Commissioner of the Division of Administration notified the OCD and the Company of his decision to defer jurisdiction of the Administrative Demand. In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the Proceeding. The Company continues to believe that neither the Administrative Demand nor the Proceeding has any merit, intends to vigorously defend its position, and has therefore not recorded a liability as of December 31, 2016.

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

We derive significant revenue and profit from contracts that are awarded through a competitive bidding process. Competitive bidding imposes substantial costs and presents a number of risks, including:

•	the substantial cost and managerial time and effort that we spend to prepare bids and proposals;

•	the need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope;

•	the expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding, as discussed in the risk factor below; and

•	the opportunity cost of not bidding on and winning other contracts we may have otherwise pursued.

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

Due in part to the competitive bidding process under which government contracts are awarded, we are at risk of incurring expenses and delays if one or more of our competitors protest contracts awarded to us. Contract protests remain common in our industry and may result in a requirement to resubmit offers for the protested contract or in the termination, reduction, or modification of the awarded contract. It can take many months to resolve contract protests and, in the interim, the contracting government agency or department may suspend our performance under the contract pending the outcome of the protest. Even if we prevail in defending the contract award, the resulting delay in the startup and funding of the work under these contracts may adversely affect our operating results.

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

Geopolitical events in the European Union ("EU") may also adversely impact our business. Following a referendum on June 23, 2016 in which voters in the UK approved an exit from the EU and the January 29, 2017 Parliamentary approval, it is expected that the UK government will initiate a process to leave the EU (often referred to as “Brexit”), including negotiating the terms of the UK’s future relationship with the EU. Such an exit from the EU is unprecedented, and it is unclear how the UK’s access to the EU Single Market, and the wider commercial, legal and regulatory environment in which we, our customers and our counterparties operate, will be impacted. Our UK and Belgian operations service most of our European clients, including the EU, and these operations could be disrupted by Brexit, particularly if there is a change in the UK’s relationship to the EU Single Market. Even prior to any change to the UK’s relationship with the EU, the uncertainty surrounding the terms of the UK’s exit and its consequences could adversely impact customer and investor confidence, result in additional market volatility and adversely affect our businesses and results of operations.

Other member states may conduct similar referenda leading to an exit from the EU, resulting in a reduction in funding for the European Commission that could lead to a decrease in the funding and scope of our work for that client. In addition, security and sovereignty issues resulting from geopolitical events, or the EU negotiations driven by those events, could change the current balance of responsibility established between the European Commission and member nations, which could also reduce the funding and scope of our work for that client.

Our international operations are subject to risks associated with operating in, and selling to and in, countries other than the U.S., that could, directly or indirectly, adversely affect our international and domestic operations and our overall revenue, profit, and operating results including, but not limited to:

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

In addition, because of our work with international clients, certain of our revenues and costs are denominated in other currencies, then translated to U.S. dollars for financial reporting purposes. Our revenues and profits may decrease as a result of currency fluctuations and devaluations and limitations on the conversion of foreign currencies into U.S. dollars. We currently have forward contract agreements (“hedges”) related to our operations in the EU. We recognize changes in the fair-value of the hedges in our results of operations. We may increase the number, size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. We cannot be sure that our hedges will be successful in reducing the risks to us of our exposure to foreign currency fluctuations and, in fact, the hedges may adversely affect our operating results.

As we develop new services, clients and practices, enter new lines of business, and focus more of our business on providing a full range of client solutions, our operating risks increase.

As part of our corporate strategy, we are attempting to leverage our research and advisory services to sell our full suite of services across the life cycle of a policy, program, project, or initiative, and we are regularly searching for ways to provide new services to clients. In addition, we plan to extend our services to new clients, into new lines of business, and into new selected geographic locations. As we focus more on our delivery of a full range of consulting services from advisory through implementation and attempt to develop new services, clients, practice areas and lines of business these efforts could be unsuccessful and adversely affect our results of operations.

Such growth efforts place substantial additional demands on our management and staff, as well as on our information, financial, administrative and operational systems. We may not be able to manage these demands successfully. Growth may require increased recruiting efforts, increased business development, selling, marketing and other actions that are expensive and entail increased risk. We may need to invest more in our people and systems, controls, compliance efforts, policies and procedures than we anticipate. Therefore, even if we do grow, the demands on our people and systems, controls, compliance efforts, policies and procedures may be sufficiently great that the quality of our work, our operating margins, and our operating results suffer, at least in the short-term, and perhaps in the long-term.

Efforts involving a different focus, new services, new clients, new practice areas, and new lines of business, entail inherent risks associated with our inexperience and competition from mature participants in those areas. Our expansion of services we deliver to clients may result in costly decisions that could harm our profit and operating results. In particular, implementation and improvement services often relate to the development, implementation and improvement of critical infrastructure or operating systems that our clients may view as “mission critical,” and if we fail to satisfy the needs of our clients in providing these services, our clients could incur significant costs and losses for which they could seek compensation from us.

The diversity of the services we provide, and the clients we serve, may create actual, potential, and perceived conflicts of interest and conflicts of business that limit our growth and could lead to potential liabilities for us.

Because we provide services to a wide array of both government and commercial clients, occasions arise where, due to actual, potential, or perceived conflicts of interest or business conflicts, we cannot perform work for which we are qualified. A number of our contracts contain limitations on the work we can perform for others, such as, for example, when we are assisting a government agency or department in developing regulations or enforcement strategies. Actual, potential, and perceived conflicts limit the work we can do and, consequently, can limit our growth and adversely affect our operating results. In addition, if we fail to address actual or potential conflicts properly, or even if we simply fail to recognize a perceived conflict, we may be in violation of our existing contracts, may otherwise incur liability, may lose future business for not preventing the conflict from arising, and our reputation may suffer. Particularly as we continue to grow our commercial business, we anticipate that conflicts of interest and business conflicts will pose a greater risk.

Our relationships with other contractors are important to our business and, if disrupted, could cause us damage.

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

Our success depends in part upon our internally-developed technology and models, proprietary processes, and other intellectual property that we incorporate in our products and utilize to provide our services. If we fail to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Government clients typically retain a perpetual, worldwide, royalty-free right to use the intellectual property we develop for them in a manner defined within government regulations, including providing it to other government agencies or departments, as well as to our competitors in connection with their performance of government contracts. When necessary, we seek authorization to use intellectual property developed for the government or to secure export authorization. Government clients may grant us the right to commercialize software developed with government funding, but they are not required to do so. If we improperly use intellectual property that was even partially funded by government clients, these clients could seek damages and royalties from us, sanction us, and prevent us from working on future government contracts. Actions could also be taken against us if we improperly use intellectual property belonging to others besides our government clients. In addition, there can be substantial costs associated with protecting our intellectual property, which can also have an adverse effect on our results of operations.

We may be harmed by intellectual property infringement claims.

We have been subject to claims, and are likely to be subject to future claims, that the intellectual property we use in delivering services and business solutions to our clients infringes upon the intellectual property rights of others. Our employees develop much of the intellectual property that we use to provide our services and business solutions to our clients, but we also acquire or obtain rights to use intellectual property through mergers or acquisitions of other companies, engage third parties to assist us in the development of intellectual property and license technology from other vendors. If our vendors, our employees or third parties assert claims that we or our clients are infringing on their intellectual property, we could incur substantial costs to defend those claims, even if we prevail. In addition, if any of these infringement claims are ultimately successful, we could be required to:

•	pay substantial damages;

•	cease selling and using products and services that incorporate the challenged intellectual property;

•	obtain a license or additional licenses from our vendors or other third parties, which may not be available on commercially reasonable terms or at all; and

•	re-design our products and services that rely on the challenged intellectual property, which may be very expensive or commercially impractical.

Any of these outcomes could further adversely affect our operating results.

Systems and/or service failures could interrupt our operations, leading to reduced revenue and profit.

Any interruption in our operations or any systems’ failures, including, but not limited to: (i) the inability of our staff to perform their work in a timely fashion, whether caused by limited access to and/or closure of our and/or our clients’ offices or otherwise; (ii) the failure of network, software and/or hardware systems; and (iii) other interruptions and failures, whether caused by us, a third-party service provider, unauthorized intruders and/or hackers, computer viruses, natural disasters, power shortages, terrorist attacks or otherwise, could cause loss of data and interruptions or delays in our business or that of our clients, or both. In addition, the failure or disruption of mail, communications and/or utilities could cause an interruption or suspension of our operations or otherwise harm our reputation or business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, revenue, profits and operating results could be adversely affected.

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

All of our acquisitions have been accounted for as purchases and involved purchase prices well in excess of tangible asset values, resulting in the creation of a significant amount of goodwill and other intangible assets. As of December 31, 2016, goodwill and purchased intangibles accounted for approximately 63% and 4%, respectively, of our total assets. Under U.S. generally accepted accounting principles (“GAAP”), we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives. Instead, we review them for impairment annually (or more frequently if impairment indicators arise). Although we have to date determined that such assets have not been impaired, future events or changes in circumstances that result in an impairment of goodwill or other intangible assets would have a negative impact on our profitability and operating results.

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

As of December 31, 2016, we had an aggregate of $259.4 million of outstanding indebtedness under a credit facility that will mature in May 2019. Subject to the limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future. Our ability to pay interest and repay the principal for our indebtedness, as well as meet our debt and operations covenant requirements, is dependent upon our ability to, among other things, manage our business operations, and generate sufficient cash flows to service such debt. If we are unable to comply with the terms of our financing agreements or obtain additional required financing, this could ultimately result in a significant adverse effect on our financial results and the value of our stock. Among other things, our debt could:

•	make it difficult to obtain additional financing for working capital, capital expenditures, acquisitions, or other general corporate purposes;

•	result in a substantial portion of our cash flows from operations being dedicated to the payment of the principal and interest on our debt, as well as used to make debt service payments;

•	limit our flexibility in planning for, and reacting to, changes in our business and the marketplace;

•	place us at a competitive disadvantage relative to other less leveraged firms; and

•	increase our vulnerability to economic downturns and rises in interest rates.

Should any of these or other unforeseen consequences arise, they could have an adverse effect on our business, financial condition, results of operations, future business opportunities and/or ability to satisfy our obligations under our debt.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our offices and do not own any real estate. As of December 31, 2016, we leased approximately 330,000 square feet of office space at our corporate headquarters at 9300/9302 Lee Highway, Fairfax, Virginia (in the Washington, D.C. metropolitan area) through December 2022 (the “Fairfax Offices”). The Fairfax Offices house a portion of our operations and almost all of our corporate functions, including most of our staff within executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts.

As of December 31, 2016, we had leases in place for approximately 1.3 million square feet of office space in more than 65 office locations throughout the U.S. and around the world, with various lease terms expiring over the next 11 years. As of December 31, 2016, approximately 6,000 square feet of the space we leased was subleased to other parties. We believe that our current office space, as well as other office space we expect to be able to lease, will meet our needs for the next several years. Lastly, a portion of our operations staff is housed at client-provided facilities, pursuant to the terms of a number of our client contracts. See “Note 16—Commitments and Contingencies” in our financial statements for additional information regarding our operating leases.

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

An update on litigation related to our Road Home contract is discussed in “Note 16— Commitments and Contingencies — Road Home Contract” in our financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “ICFI.” The high and low sales prices of our common stock for each quarter for the two years 2016 and 2015 are as follows:

	Sales Price Per Share (in dollars)
	High	Low
2016 Fourth Quarter	$59.55	$43.66
2016 Third Quarter	$45.44	$38.64
2016 Second Quarter	$42.80	$34.16
2016 First Quarter	$35.75	$31.26
2015 Fourth Quarter	$37.25	$29.19
2015 Third Quarter	$37.21	$30.11
2015 Second Quarter	$42.43	$34.09
2015 First Quarter	$43.73	$37.00

Holders

As of February 24, 2017, there were 36 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

Dividends

We have neither declared nor paid any cash dividends on our common stock and presently intend to retain our future earnings, if any, to fund the development and growth of our business.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2011 through December 31, 2016, with the cumulative total return on (i) the NASDAQ Composite, (ii) the Russell 2000 stock index, and (iii) our 2016 peer group composed of other governmental and commercial service providers: The Advisory Board Company; Booz Allen Hamilton Holding Corporation; CACI International Inc.; CBIZ, Inc.; CDI Corporation; Convergys Corporation; The CEB Company; CRA International, Inc.; Exponent Inc.; FTI Consulting, Inc.; Gartner Inc.; GP Strategies Corporation; Huron Consulting Group Inc.; Leidos Holdings, Inc.; ManTech International Corporation; Maximus, Inc.; Navigant Consulting, Inc.; NCI, Inc.; Resources Connection, Inc.; Science Applications International Corporation; Tetra Tech, Inc.; Unisys Corporation; and VSE Corporation (the “2016 Peer Group”). As part of the annual process of reviewing our peer group, management ensures that the selected companies remain aligned with our evolving business strategy. With respect to our 2016 Peer Group, there were no changes from our 2015 peer group except IHS, Inc. (“IHS”) was removed as it was acquired in July 2016 by Markit Ltd. In addition, the Corporate Executive Board Company changed its legal name in May 2015 to “CEB, Inc.,” and appears under such name in the 2016 Peer Group listed above. The comparison below assumes that all dividends are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

	Year Ended December 31,
	2012	2013	2014	2015	2016
ICF International, Inc.	$94.59	$140.07	$165.38	$143.50	$222.76
NASDAQ Composite	116.41	165.47	188.69	200.32	216.54
Russell 2000 Index	116.35	161.52	169.43	161.95	196.45
2015 Peer Group	113.88	166.98	184.16	190.17	227.63
2016 Peer Group	113.88	166.98	184.16	190.17	227.63

Recent Sales of Unregistered Securities

During the three months ended December 31, 2016, we issued the following securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). No underwriters were involved in the following issuances of securities.

(a)  Issuances of Common Stock:

For the three months ended December 31, 2016, a total of 4,217 shares of unregistered common stock, valued at an aggregate of $189,892 were issued to six of our directors on October 3, 2016 for director-related compensation.

Each of these issuances was made in reliance upon the exemption from registration provisions of the Securities Act, set forth in Section 4(2) thereof relative to sales by an issuer not involving any public offering and the rules and regulations thereunder. The recipients of securities in each case acquired the securities for investment only and not with a view to the distribution thereof. Each of the recipients of securities in these transactions was an accredited or sophisticated person and had adequate access, through employment, business, or other relationships, to information about us.

Purchases of Equity Securities by Issuer

The following table summarizes the share repurchase activity for the three months ended December 31, 2016 for our share repurchase plan that expires on November 4, 2017 and shares purchased in satisfaction of employee tax withholding obligations.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 – October 31	11,903	$44.72	11,903	$35,440,703
November 1 – November 30	10,043	$49.81	—	$37,084,043
December 1 – December 31	—	$—	—	$37,701,373
Total	21,946	$47.05	11,903

(a)

The total number of shares purchased of 21,946 includes shares repurchased pursuant to our share repurchase program described further in footnote (b) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended December 31, 2016, we repurchased 10,043 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $49.81 per share.

(b)

In the third quarter of 2015, our Board of Directors approved a new share repurchase plan, effective November 5, 2015, and expiring on November 4, 2017 that authorizes share repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under our revolving line of credit. Our Credit Facility, which we entered into on May 16, 2014, further limits our share repurchases to $75.0 million during the duration of the Credit Facility, net of new issuances as defined in the Credit Facility. During the three months ended December 31, 2016, we had new issuances of $2.6 million. During the three months ended December 31, 2016, we repurchased 11,903 shares under this program at an average price of $44.72 per share or $0.5 million.

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

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(in thousands, except per share amounts)
Statement of Earnings Data:
Revenue	$1,185,097	$1,132,232	$1,050,134	$949,303	$937,133
Direct costs	745,137	694,436	654,946	591,516	583,195
Operating costs and expenses:
Indirect and selling expenses	328,048	329,159	302,020	272,387	263,878
Depreciation and amortization	16,638	16,222	13,369	11,238	9,789
Amortization of intangible assets	12,481	17,184	10,437	9,477	14,089
Total operating costs and expenses	357,167	362,565	325,826	293,102	287,756
Operating Income	82,793	75,231	69,362	64,685	66,182
Interest expense	(9,470)	(10,072)	(4,254)	(2,447)	(3,946)
Other income (expense)	1,184	(1,559)	(958)	(12)	(325)
Income before income taxes	74,507	63,600	64,150	62,226	61,911
Provision for income taxes	27,923	24,231	24,120	22,896	23,836
Net income	$46,584	$39,369	$40,030	$39,330	$38,075

Earnings per share (“EPS”)(1):
Basic	$2.45	$2.04	$2.04	$1.99	$1.94
Diluted	$2.40	$2.00	$2.00	$1.95	$1.91
Weighted-average shares:
Basic	18,989	19,335	19,608	19,755	19,663
Diluted	19,416	19,663	19,997	20,186	19,957

Other Non-GAAP Operating Data (Unaudited):
Service revenue(2)	$864,765	$849,122	$774,394	$709,774	$705,295
EBITDA(3)	111,912	108,637	93,168	85,400	90,060
Adjusted EBITDA(3)	113,891	110,740	98,626	86,303	90,736
Non-GAAP EPS(4)	2.87	2.64	2.51	2.28	2.36

	As of December 31,
	2016	2015	2014	2013	2012
Consolidated balance sheet data:	(in thousands)
Cash and cash equivalents	$6,042	$7,747	$12,122	$8,953	$14,725
Net working capital(5)	102,411	91,760	92,498	82,268	97,461
Total assets(5)	1,085,571	1,080,290	1,110,340	700,914	709,721
Long-term debt	259,389	311,532	350,052	40,000	105,000
Total stockholders’ equity	566,004	523,276	500,689	474,091	428,750

(1)	No cash dividends were paid in the years ended December 31, 2016, 2015, 2014, 2013, and 2012.

(2)

Service revenue represents revenue less subcontractor and other direct costs, such as third-party materials and travel expenses. Service revenue is not a recognized term under U.S. GAAP and does not purport to be an alternative to revenue as a measure of operating performance. Because not all companies use identical calculations, this presentation of Service revenue may not be comparable to other similarly-titled measures used by other companies. Service revenue is a measure used by us to evaluate our margins for services performed and, therefore, we believe it is useful to investors. A reconciliation of revenue to service revenue follows:

	Year ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Revenue	$1,185,097	$1,132,232	$1,050,134	$949,303	$937,133
Subcontractor and other direct costs	(320,332)	(283,110)	(275,740)	(239,529)	(231,838)
Service revenue	$864,765	$849,122	$774,394	$709,774	$705,295

(3)

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

	Year ended December 31,
	2016	2015	2014	2013	2012
	(In thousands)
Net income	$46,584	$39,369	$40,030	$39,330	$38,075
Other (income) expense	(1,184)	1,559	958	12	325
Interest expense	9,470	10,072	4,254	2,447	3,946
Provision for income taxes	27,923	24,231	24,120	22,896	23,836
Depreciation and amortization	29,119	33,406	23,806	20,715	23,878
EBITDA	111,912	108,637	93,168	85,400	90,060
Acquisition-related expenses	20	189	2,243	903	676
Special charges related to severance for staff realignment	1,701	1,118	1,931	—	—
Special charges related to office closures	258	796	1,284	—	—
Adjusted EBITDA	$113,891	$110,740	$98,626	$86,303	$90,736

(4)

Non-GAAP EPS represents diluted EPS excluding the impact of certain items such as special charges and acquisition-related expenses that we do not consider to be indicative of the performance of our ongoing operations and are excluded from adjusted EBITDA as described above and adjusted to eliminate the impact of amortization of intangible assets related to our acquisitions. Non-GAAP EPS is not a recognized term under U.S. GAAP and does not purport to be an alternative to basic or diluted EPS. Because not all companies use identical calculations, the presentation of non-GAAP EPS may not be comparable to other similarly titled measures used by other companies. We believe that the supplemental adjustments applied in calculating non-GAAP EPS are reasonable and appropriate to provide additional information to investors. A reconciliation of diluted EPS to non-GAAP EPS for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, including income tax effects calculated using an effective U.S. GAAP tax rate of 37.5%, 38.1%, 37.6%, 36.8%, and 38.5%, respectively, follows:

	Year ended December 31,
	2016	2015	2014	2013	2012

Diluted EPS	$2.40	$2.00	$2.00	$1.95	$1.91
Acquisition-related expenses	—	0.01	0.11	0.04	0.03
Special charges related to severance for staff realignment	0.09	0.06	0.10	—	—
Special charges related to office closures	0.02	0.09	0.09	—	—
Amortization of intangibles	0.64	0.87	0.52	0.47	0.71
Income tax effects	(0.28)	(0.39)	(0.31)	(0.18)	(0.29)
Non-GAAP EPS	$2.87	$2.64	$2.51	$2.28	$2.36

(5)	The prior years’ balances have been adjusted for the Company’s adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) on a retrospective basis.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW AND OUTLOOK

We provide professional services and technology-based solutions to government and commercial clients, including management, technology, and policy consulting and implementation services. We help our clients conceive, develop, implement, and improve solutions that address complex natural resource, social, and public safety issues. Our clients operate in four key markets: energy, environment, and infrastructure; health, education, and social programs; safety and security; and consumer and financial. We provide services that deliver value throughout the entire life cycle of a policy, program, project, or initiative, from research and analysis and assessment and advice to design and implementation of programs and technology-based solutions, and the provision of engagement services and programs.

Our clients utilize our services because we combine diverse institutional knowledge and experience with the deep subject-matter expertise of our highly educated staff which we deploy in multi-disciplinary teams. We categorize our clients into two classifications: government and commercial. Within the government classification, we present three client sub-classifications: federal government, state and local government, and international government.

Our major clients are federal government departments and agencies. Our federal government clients have included every cabinet-level department, most significantly HHS, DOS, and DoD. Federal government clients generated approximately 48%, 48%, and 51% of our revenue in 2016, 2015, and 2014, respectively. State and local government clients generated approximately 11%, 10%, and 10% of our revenue in 2016, 2015, and 2014, respectively. International government clients generated approximately 6%, 7%, and 9% of our revenue in 2016, 2015, and 2014, respectively.

We also serve a variety of commercial clients worldwide, including airlines, airports, electric and gas utilities, oil companies, hospitals, health insurers and other health-related companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. Our commercial clients, which include clients outside the U.S., generated approximately 35%, 35%, and 30% of our revenue in 2016, 2015, and 2014, respectively. We have successfully worked with many of our clients for decades, with the result that we have a unique and knowledgeable perspective on their needs.

We report operating results and financial data as a single segment based on the consolidated information used by our chief operating decision-maker in evaluating the financial performance of our business and allocating resources. Our single segment represents our core business—professional services for government and commercial clients.

Although we describe our multiple service offerings to clients that operate in four markets to provide a better understanding of our business, we do not manage our business or allocate our resources based on those service offerings or markets.

In 2016, we saw growth in federal government revenue, state and local government revenue, and commercial client revenue which was partially offset by lower international government revenue. Revenue increased to $1,185.1 million, representing growth of $52.9 million, or 4.7%, for the year ended December 31, 2016 compared to the prior year. Operating income increased $7.6 million, or 10.1%, to $82.8 million for the year ended December 31, 2016 compared to the prior year. Net income increased $7.2 million, or 18.3%, to $46.6 million, largely driven by a $4.7 million decrease in amortization for intangible assets, a net increase in Other income (expense) of $2.7 million, and additional net gross margin from increases in revenue of $2.2 million.

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about clean energy and energy efficiency; health promotion, treatment, and cost control; and ongoing homeland security threats. We also see significant opportunity to leverage further our digital and client engagement capabilities across our commercial and government client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements across the program life cycle, and to complete and successfully integrate additional strategic acquisitions. We will continue to focus on building scale in vertical and horizontal domain expertise; developing business with both our government and commercial clients; and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

Federal government revenue was 48% of our total revenue for the year ended December 31, 2016. While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers, including top-line legislative constraints on federal government discretionary spending that limit expenditure growth through 2021. Actions by Congress could result in a delay or reduction to our revenue, profit, and cash flows and could have a negative impact on our business and results of operations; however, we believe we are well positioned in markets that have been, and will continue to be, priorities to the federal government. See also, “Risk Factors—Risks Related to Our Industry – Government spending priorities may change in a manner adverse to our business.”

We believe that the combination of internally-generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, potential acquisitions, customary capital expenditures, and other current working capital requirements.

Our results of operations and cash flows may vary significantly from quarter to quarter depending on a number of factors, including, but not limited to:

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

CRITICAL ACCOUNTING POLICIES

The preparation of our financial statements in accordance with GAAP requires that we make estimates and judgments that affect the reported amount of assets, liabilities, revenue, and expenses, as well as the disclosure of contingent liabilities. If any of these estimates or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe that the estimates, assumptions, and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and therefore consider them to be critical accounting policies. Our significant accounting policies, including the critical accounting policies listed below, are more fully described and discussed in “Note 2—Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

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

Goodwill and Other Intangible Assets

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired, less liabilities assumed, based upon their respective fair values, with the excess recorded as goodwill. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment if impairment indicators arise. As of December 31, 2016, goodwill and intangibles assets were $683.7 million and $46.1 million, respectively.

We perform our annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, we have one reporting unit. For the annual impairment review as of September 30, 2016, we opted to perform a qualitative assessment of whether it is more likely than not that our reporting unit's fair value is less than its carrying amount. If, after completing the qualitative assessment, we determine that it is more likely than not that the estimated fair value of the reporting unit exceeded the carrying amount, we may conclude that no impairment exists. If we conclude otherwise, a two-step goodwill impairment test must be performed, which includes a comparison of the fair value of the reporting unit to the carrying value.

Our qualitative analysis as of September 30, 2016 included macroeconomic and industry and market-specific considerations, financial performance indicators and measurements, and other factors. Based on our qualitative assessment, we determined that it is more likely than not that the fair value of our one reporting unit exceeded the carrying amount, and thus the two-step impairment test was not required to be performed for 2016. Therefore, based upon management’s review, no goodwill impairment charge was required as of September 30, 2016. Historically, we have recorded no goodwill impairment charges.

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

Stock-based Compensation

The ICF International, Inc. 2010 Omnibus Incentive Plan (as amended, the “Omnibus Plan”) provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors. As of December 31, 2016, there were approximately 2.2 million shares available for grant under the Omnibus Plan.

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

We recognized total compensation expense relating to stock-based compensation of $15.9 million, $14.7 million, and $13.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. We recognize stock-based compensation expense for stock options, restricted stock awards, RSUs and CSRSUs on a straight-line basis over the requisite service period, which is generally the vesting period. We recognize expense for performance-based share awards (“PSAs”), which are subject to a performance condition and a market condition, on a straight-line basis over the performance period. Non-employee director awards do not include vesting conditions and are expensed when issued.

Stock-based compensation expense is based on the estimated fair value of these instruments and the estimated number of shares we ultimately expect will vest. The calculation of the fair value of our awards requires certain inputs that are subjective and changes to the estimates used will cause the fair value of our stock awards and related stock-based compensation expense to vary. The fair value of stock options, restricted stock awards, RSUs, PSAs and non-employee director awards is estimated based on the fair value of a share of common stock at the grant date. We have elected to use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The fair value of a stock option award is affected by our stock price on the date of grant, as well as other assumptions used as inputs in the valuation model, including the estimated volatility of our stock price over the term of the awards, the estimated period of time that we expect employees to hold their stock options and the risk-free interest rate assumption. The fair value of PSAs is estimated using a Monte Carlo simulation model. We treat CSRSUs as liability-classified awards, and account for them at fair value estimated based on the closing price of our stock at the reporting date.

We are required to adjust stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. Although we estimate the rate of future forfeitures based on factors such as historical experience and employee class, actual forfeitures may differ from our current estimates. In addition, the estimation of PSAs that will ultimately vest requires judgment based on performance conditions. To the extent actual results or updated estimates differ from our current estimates, such amounts will be recorded as a cumulative adjustment in the period such estimates are revised. See “Note 13—Accounting for Stock-based Compensation” in the “Notes to Consolidated Financial Statements” for further discussion.

Recent Accounting Pronouncements

New accounting standards are discussed in “Note 2—Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

SELECTED KEY METRICS

The following table shows revenue generated from client markets as a percent of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client's primary market, even if a portion of that revenue relates to a different market. Certain revenue amounts in the prior years have been reclassified due to adjustments and reclassification of revenues within key market categories.

	Year ended December 31,
	2016	2015	2014
Energy, environment, and infrastructure	39%	37%	38%
Health, education, and social programs	43%	45%	46%
Safety and security	8%	8%	10%
Consumer and financial	10%	10%	6%
Total	100%	100%	100%

The fluctuation in the percentages of revenue by market for the year ended December 31, 2015, compared to the year ended December 31, 2014, was primarily driven by the acquisition of Olson.

Our primary clients are the agencies and departments of the federal government and commercial clients. Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us strong client relationships. In 2016, 2015, and 2014, approximately 89%, 85%, and 86% of our revenue, respectively, was from prime contracts. The following table shows our revenue by type of client as a percentage of total revenue for the periods indicated. Certain immaterial revenue amounts in the prior years have been reclassified due to minor adjustments.

	Year ended December 31,
	2016	2015	2014
U.S. federal government	48%	48%	51%
U.S. state and local government	11%	10%	10%
International government	6%	7%	9%
Government	65%	65%	70%
Commercial	35%	35%	30%
Total	100%	100%	100%

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

Fixed-price contracts. Under fixed-price contracts, we perform specific tasks for a pre-determined price. Compared to time-and-materials and cost-based contracts, fixed-price contracts involve greater financial risk because we bear the full impact of labor and non-labor costs that exceed our estimates (in terms of costs per hour, number of hours, and all other costs of performance) in return for the full benefit of any cost savings. We therefore may generate more or less than the targeted amount of profit or, perhaps, incur a loss.

Cost-based contracts. Under cost-based contracts, (which include cost-based fixed fee, cost-based award fee, and cost-based incentive fee contracts, as well as grants and cooperative agreements), we are paid based on the allowable costs we incur, and usually receive a fee. All of our cost-based contracts reimburse us for our direct labor and fringe-benefit costs that are allowable under the contract; however, certain contracts limit the amount of overhead and general and administrative costs we can recover which may be less than our actual overhead and general and administrative costs. In addition, our fees are constrained by fee ceilings and, in certain cases such as with grants and cooperative agreements, we may receive no fee. Because of these limitations, our cost-based contracts, on average, are our least profitable type of contract, and we may generate less than the expected profit, or perhaps, incur a loss. Cost-based fixed-fee contracts specify the fee to be paid. Cost-based incentive-fee and cost-based award-fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule, and performance.

The following table shows the approximate percentage of our revenue for each of these types of contracts for the periods indicated.

	Year ended December 31,
	2016	2015	2014
Time-and-materials	43%	43%	47%
Fixed-price	39%	38%	34%
Cost-based	18%	19%	19%
Total	100%	100%	100%

The increase in fixed-price contracts revenue as a percent of total revenue and the decrease in time-and-materials contracts revenue as a percent of total revenue, for the year ended December 31, 2015, compared to the year ended December 31, 2014, is primarily due to the increase in fixed-price contracts from the acquisition of Olson.

Payments to the Company on cost-based contracts with the federal government are provisional payments subject to adjustment upon audit by the government. Such audits have been finalized through December 31, 2007, and any adjustments have been immaterial. Contract revenue for subsequent periods has been recorded in amounts that are expected to be realized upon final audit and settlement of costs in those years.

ACQUISITIONS AND BUSINESS COMBINATIONS

A key element of our growth strategy is to pursue acquisitions. In 2016, we added Trade NTE and in 2014, we added Mostra, CityTech and Olson.

Trade NTE. In November 2016, the Company acquired certain contracts of Trade NTE, a Georgia-based company specializing in strategic marketing and branding services. The acquisition enhanced the Company’s branding services through existing engagements and relationships with its clients and customers. The acquisition was immaterial to the Company’s financial statements taken as a whole.

Olson. In November 2014, we completed the acquisition of Olson, a leading provider of marketing technology and digital services based in Minneapolis, Minnesota. As a result of the acquisition, Olson became our wholly owned subsidiary. The aggregate purchase price of approximately $298.2 million in cash was funded by our Credit Facility (as defined below). The acquisition expanded our existing digital technology and strategic communications work and strengthened our ability to bring more integrated solutions to an expanded client base, including multi-channel marketing initiatives across web, mobile, email, social, print, broadcast and off-premise platforms.

CityTech. In March 2014, we acquired CityTech, a Chicago-based digital interactive consultancy specializing in enterprise applications development, web experience management, mobile application development, cloud enablement, managed services, and customer experience management solutions. The acquisition added expertise to our content management capabilities and complemented our digital and interactive business.

Mostra. In February 2014, we completed the acquisition of Mostra, a strategic communications consulting company based in Brussels, Belgium. Mostra offered end-to-end, multichannel communications solutions to assist government and commercial clients, in particular the European Commission. The acquisition extended our strategic communications capabilities globally to complement our policy work and enhanced our strategy of providing a full suite of services that leverage our research and advisory services.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of comprehensive income, expresses these items as a percentage of revenue for the periods indicated and the period-over-period rate of change in each of them.

Years Ended December 31, 2016, 2015, and 2014

(dollars in thousands)

	Year Ended December 31,						Year to Year Change
	2016	2015	2014	2016	2015	2014	2015 to 2016		2014 to 2015
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
Revenue	$1,185,097	$1,132,232	$1,050,134	100.0%	100.0%	100.0%	$52,865	4.7%	$82,098	7.8%
Direct Costs	745,137	694,436	654,946	62.9%	61.4%	62.4%	50,701	7.3%	39,490	6.0%
Operating Costs and Expenses
Indirect and selling expenses	328,048	329,159	302,020	27.7%	29.1%	28.7%	(1,111)	(0.3)%	27,139	9.0%
Depreciation and amortization	16,638	16,222	13,369	1.4%	1.4%	1.3%	416	2.6%	2,853	21.3%
Amortization of intangible assets	12,481	17,184	10,437	1.0%	1.5%	1.0%	(4,703)	(27.4)%	6,747	64.6%
Total Operating Costs and Expenses	357,167	362,565	325,826	30.1%	32.0%	31.0%	(5,398)	(1.5)%	36,739	11.3%

Operating Income	82,793	75,231	69,362	7.0%	6.6%	6.6%	7,562	10.1%	5,869	8.5%

Interest expense	(9,470)	(10,072)	(4,254)	(0.8%)	(0.9)%	(0.4)%	602	(6.0)%	(5,818)	136.8%
Other income (expense)	1,184	(1,559)	(958)	0.1%	(0.1)%	(0.1)%	2,743	(175.9%)	(601)	62.7%

Income Before Income Taxes	74,507	63,600	64,150	6.3%	5.6%	6.1%	10,907	17.1%	(550)	(0.9)%
Provision for Income Taxes	27,923	24,231	24,120	2.4%	2.1%	2.3%	3,692	15.2%	111	0.5%

Net Income	$46,584	$39,369	$40,030	3.9%	3.5%	3.8%	$7,215	18.3%	$(661)	(1.7)%

Year ended December 31, 2016, compared to year ended December 31, 2015

Revenue. Revenue for the year ended December 31, 2016, was $1,185.1 million, compared to $1,132.2 million for the year ended December 31, 2015, representing an increase of $52.9 million or 4.7%. The increase in revenue was attributable to increases in governmental revenue of $33.9 million and in commercial revenue of $19.0 million for the year ended December 31, 2016 compared to the year ended December 31, 2015. The growth in governmental revenue included a $22.4 million increase in federal government revenue and a $20.8 million increase in state and local government revenue for the year ended December 31, 2016 compared to the year ended December 31, 2015. The increase in federal government revenue was primarily from health, education, and social programs. The increase in state and local government revenue was primarily from the energy, environment, and infrastructure markets. Increases in federal government revenue and state and local government revenue were partially offset by a $9.3 million decrease in international government revenue, primarily due to declines in health, education, and social programs. The increase in commercial revenue was primarily in commercial energy markets. The governmental and commercial revenues remained relatively consistent as a percent of revenue at 65% and 35% for both years ended December 31, 2016 and 2015, respectively.

Direct costs. Direct costs for the year ended December 31, 2016, were $745.1 million compared to $694.4 million for the year ended December 31, 2015, an increase of $50.7 million or 7.3%. The increase in direct costs was attributable to increases in both subcontractor and other direct costs and direct labor and related fringe costs. Direct costs as a percent of revenue increased to 62.9% for the year ended December 31, 2016, compared to 61.4% for the year ended December 31, 2015 due to a larger increase in subcontractor and other direct costs over the increase in direct labor and related fringe costs. We generally expect the ratio of direct costs as a percentage of revenue to increase when our own labor costs decreases relative to subcontracted labor costs.

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

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2016, were $328.0 million compared to $329.2 million for the year ended December 31, 2015, a decrease of $1.1 million or 0.3%. Indirect and selling expenses include our management, facilities, and infrastructure costs for all employees and the salaries and wages related to indirect activities, including stock-based compensation provided to employees whose compensation and other benefit costs are included in indirect and selling expenses, plus associated fringe benefits not directly related to client engagements. Indirect and selling expenses as a percent of revenue decreased to 27.7% for the year ended December 31, 2016, compared to 29.1% for the year ended December 31, 2015.

Depreciation and amortization. Depreciation and amortization was $16.6 million for the year ended December 31, 2016, compared to $16.2 million for the year ended December 31, 2015, an increase of $0.4 million or 2.6%. Depreciation and amortization includes depreciation of property and equipment and the amortization of the costs of software we use internally.

 Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2016 was $12.5 million compared to $17.2 million for the year ended December 31, 2015. The $4.7 million decrease was primarily due to reduced levels of intangible asset amortization associated with prior acquisitions.

Operating income. For the year ended December 31, 2016, operating income was $82.8 million compared to $75.2 million for the year ended December 31, 2015, an increase of $7.6 million or 10.1%. Operating income as a percent of revenue was 7.0% for the year ended December 31, 2016 compared to 6.6% for the year ended December 31, 2015 largely due to lower amortization of intangible assets.

Interest expense. For the year ended December 31, 2016, interest expense was $9.5 million, compared to $10.1 million for the year ended December 31, 2015 due to lower average debt balances outstanding.

Other income (expense). For the year ended December 31, 2016, other income was $1.2 million compared to other expense of $1.6 million for the year ended December 31, 2015. Other income for the year ended December 31, 2016 primarily represents the net gain on a corporate owned insurance policy. Other expense for the year ended December 31, 2015 primarily represents the reclassification of foreign currency translation losses from accumulated other comprehensive loss into earnings as a result of closing certain international offices as part of actions taken to improve our cost structure and operations.

Provision for income taxes. The effective income tax rate for the year ended December 31, 2016 and December 31, 2015, was 37.5% and 38.1%, respectively. The decrease in the rate was related to favorable adjustments for the adoption of new accounting guidance related to tax benefits for stock-based compensation, permanently non-taxable income, and the release of a valuation allowance on certain foreign deferred tax assets. Our effective tax rate, including state and foreign taxes net of federal benefit, for the year ended December 31, 2016 was lower than the statutory tax rate for the year primarily due to favorable adjustments for the adoption of new accounting guidance related to tax benefits for stock-based compensation, permanently non-taxable income, the true-up of our 2015 tax provision, state tax credits and the release of a valuation allowance on certain foreign deferred tax assets, partially offset by unrecognized tax benefits, permanent differences related to compensation costs and other expenses not deductible for tax purposes. We account for the expected impact of discrete tax items once we determine that they are both reasonably quantified and when we are confident they will be realized due to the associated event occurring, such as the filing of an amended tax return, enactment of tax legislation, or the closure of an audit examination.

Year ended December 31, 2015, compared to year ended December 31, 2014

Revenue. Revenue for the year ended December 31, 2015, was $1,132.2 million, compared to $1,050.1 million for the year ended December 31, 2014, representing an increase of $82.1 million, or 7.8%. The increase in revenue was primarily attributable to the 25.0% increase in revenue from commercial clients, which was the result of higher revenue from digital services, driven largely by the Olson acquisition. Total government revenue was relatively flat for the year ended December 31, 2015 compared to the year ended December 31, 2014. Increases in federal government revenue and state and local government revenue of 1.5% and 5.0%, respectively, were mostly offset by lower international government revenue, which was driven by the weakening of certain foreign currencies relative to the U.S. dollar, primarily the Euro, British Pound and Canadian dollar.

Direct costs. Direct costs for the year ended December 31, 2015, were $694.4 million compared to $654.9 million for the year ended December 31, 2014, an increase of $39.5 million, or 6.0%. The increase in direct costs was primarily attributable to direct costs resulting from the acquisition of Olson, partially offset by a reduction in our use of subcontracted labor. Direct costs as a percent of revenue decreased to 61.4% for the year ended December 31, 2015, compared to 62.4% for the year ended December 31, 2014.

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2015, were $329.2 million compared to $302.0 million for the year ended December 31, 2014, an increase of $27.1 million, or 9.0%. The increase in indirect and selling expenses was primarily attributable to the Olson acquisition. In addition, the year ended December 31, 2014 included a $2.8 million reduction to indirect and selling expenses related to a fair value adjustment for contingent consideration recorded as a result of the ECA acquisition. Indirect and selling expenses as a percent of revenue increased to 29.1% for the year ended December 31, 2015, compared to 28.7% for the year ended December 31, 2014.

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

Operating income. For the year ended December 31, 2015, operating income was $75.2 million compared to $69.4 million for the year ended December 31, 2014, an increase of $5.9 million or 8.5%. Operating income as a percent of revenue was 6.6% for the years ended December 31, 2015 and 2014. We incurred lower expenses related to acquisitions, severance and international office closures during the year ended December 31, 2015, compared to the year ended December 31, 2014; however the positive margin impact of this reduction was mostly offset by the fair value adjustment of $2.8 million related to contingent consideration for the acquisition of ECA that reduced indirect and selling expenses during the year ended December 31, 2014.

Interest expense. For the year ended December 31, 2015, interest expense was $10.1 million, compared to $4.3 million for the year ended December 31, 2014. The $5.8 million increase was driven by a higher average debt balance during the year ended December 31, 2015 as a result of borrowings to fund the acquisition of Olson, and an increase in the applicable interest rates under our Credit Facility (as defined below) due to the increased level of debt outstanding.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Our business generally requires minimal infrastructure investment because we are primarily a service provider for which facilities requirements are provided for under operating leases or on client premises. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flows from operations and borrowings under our Credit Facility. We entered into a Fourth Amended and Restated Business Loan and Security Agreement (the “Credit Facility”) with a syndication of 11 commercial banks on May 16, 2014, which was further modified on November 5, 2014. The Credit Facility matures on May 16, 2019 and allows for borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial, performance-based limitations, and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the Credit Facility when issued. The Credit Facility is collateralized by substantially all of our assets and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that we maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of December 31, 2016, we were in compliance with our covenants under the Credit Facility.

As of December 31, 2016, we had $259.4 million borrowed under the Credit Facility and outstanding letters of credit of $3.4 million, resulting in unused borrowing capacity of $237.2 million under our Credit Facility (excluding the accordion), which is available for our working capital needs and for other purposes. Taking into account certain financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $195.0 million.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR and prime rates, at our discretion, plus their applicable margins. The weighted average interest rate on outstanding borrowings at December 31, 2016 and 2015 was 2.46% and 2.23%, respectively.

We anticipate that our long-term liquidity requirements, including any future acquisitions, will be funded through a combination of cash flows from operations, borrowings under our Credit Facility, additional secured or unsecured debt, or the issuance of common or preferred stock, each of which may be initially funded through borrowings under our Credit Facility.

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

Financial Condition. There were several changes in our balance sheet during the year ended December 31, 2016. Cash and cash equivalents decreased to $6.0 million on December 31, 2016, from $7.7 million on December 31, 2015 (see further discussion in “Cash Flows” that follows). Contract receivables, net, increased to $281.4 million on December 31, 2016 compared to $257.0 million on December 31, 2015, and days-sales-outstanding increased to 78 days on December 31, 2016, as compared to 73 days on December 31, 2015, primarily due to timing differences of certain contracts. Accounts payable and accrued salaries and benefits increased to $70.6 million and $44.0 million, respectively, on December 31, 2016 from $63.7 million and $43.1 million on December 31, 2015, respectively. The long-term debt decreased to $259.4 million on December 31, 2016, from $311.5 million on December 31, 2015, due to net payments on our Credit Facility of $52.1 million. Treasury stock increased to $88.7 million on December 31, 2016 from $74.7 million on December 31, 2015 primarily due to share buybacks under our share repurchase plan. The $2.1 million increase in accumulated other comprehensive loss was driven by the devaluation of certain foreign currencies relative to the U.S. dollar, primarily the Euro, British Pound and Canadian dollar, partially offset by the change in the fair value of an interest rate hedging agreement as described further below.

On September 30, 2016, we entered into a floating-to-fixed interest rate hedging agreement for an aggregate notional amount of $100.0 million to hedge a portion of our floating rate indebtedness (the “Transaction”). We entered into the Transaction to help manage the risk related to interest rate volatility and designated the swap as a cash flow hedge. On December 1, 2016 we sold the interest rate hedge for $3.6 million. The fair value of the interest rate hedge on the date of the sale was recorded in accumulated other comprehensive income and will be recognized as earnings when the hedged items, interest payments commencing January 31, 2018 to January 31, 2023, are recognized in earnings.

We have explored various options of mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have hedges in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair-value of the hedges in our results of operations. We may increase the number, size and scope of our hedges as we analyze options for mitigating our foreign exchange and interest rate risk. The current impact of the hedges to the consolidated financial statements is immaterial.

Cash Flows. We consider cash on deposit and all highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the following years.

	Year ended December 31,
(In thousands)	2016	2015	2014
Net cash provided by operating activities	$79,563	$76,319	$79,160
Net cash used in investing activities	(13,891)	(14,500)	(358,506)
Net cash (used in) provided by financing activities	(66,974)	(64,448)	283,519
Effect of exchange rate changes on cash	(403)	(1,746)	(1,004)
(Decrease) increase in cash and cash equivalents	$(1,705)	$(4,375)	$3,169

Our operating cash flows is primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. We bill most of our clients monthly after services are rendered. Cash flows from operating activities for 2016 were positively impacted by net income, accrued expenses, and accounts payable, partially offset by contract receivables and prepaid expenses and other assets. Cash flows from operating activities for 2015 were positively impacted by net income, income tax receivable and payable, and deferred revenue, partially offset by accrued salaries and benefits, accrued expenses, contract receivables, and accounts payable. Cash flows from operating activities for 2014 were positively impacted by net income, accounts payable and accrued salaries and benefits, partially offset by income tax receivable and payable, contract receivables and deferred revenue.

Our cash flows used in investing activities consists primarily of capital expenditures and acquisitions. During the year ended 2016, we purchased capital assets totaling $13.8 million. During the year ended 2015, we purchased capital assets totaling $12.7 million and paid approximately $1.8 million related to a holdback adjustment for our 2014 acquisition of Olson. During the year ended 2014, we paid approximately $347.9 million for business acquisitions, net of cash acquired, and purchased capital assets totaling $10.6 million.

Our cash flows used in and provided by financing activities consists primarily of debt and equity transactions. For the year ended 2016, cash flows used in financing activities was primarily due to net payments on our Credit Facility of $52.1 million, and share repurchases under our share repurchase plan of $11.9 million. For the year ended 2015, cash flows used in financing activities was primarily due to net payments on our Credit Facility of $38.5 million, and share repurchases under our share repurchase plan of $22.3 million. For the year ended 2014, cash flows provided by financing activities was primarily due to net advances on our Credit Facility of $310.1 million, primarily as a result of our acquisitions, partially offset by share repurchases under our share repurchase plan of $24.4 million.

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

As of December 31, 2016, we had nine outstanding letters of credit provided for under our Credit Facility with a total value of $3.4 million primarily related to deposits to support our facility leases.

The following table summarizes our contractual obligations as of December 31, 2016 that require us to make future cash payments. Our summary of contractual obligations includes payments that we have an unconditional obligation to make.

		Payments due by Period
(In thousands)	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligation (1)	$275,543	$6,815	$268,728	$—	$—
Rent of facilities	216,984	36,463	67,960	60,277	52,284
Operating lease obligations	1,768	845	909	14	—
Capital expenditure obligations	7,530	4,826	2,704	—	—
Total	$501,825	$48,949	$340,301	$60,291	$52,284

(1) Represents the obligation for principal and variable interest payments related to the Credit Facility assuming the principal amount outstanding and interest rates at December 31, 2016 remain fixed through maturity. These assumptions are subject to change in future periods.

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

Our exposure to market risk includes changes in interest rates for borrowings under the Credit Facility. These borrowings accrue interest at variable rates. Based upon our borrowings under this facility in 2016, a 1% increase in interest rates would have increased interest expense by approximately $3.2 million and would have decreased our annual pre-tax income and cash flows by a comparable amount.

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

We use a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue. During the year ended December 31, 2016, approximately 10% of our revenue was generated from our international operations based on the location to which a contract was awarded. As a result, a 10% increase or decrease in the value of the U.S. dollar against all currencies would have an estimated impact on revenue of approximately 1%, or $11.5 million. Actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure. As of December 31, 2016, we held approximately $5.4 million in cash in foreign bank accounts to be utilized on behalf of our foreign subsidiaries, thereby partially mitigating foreign currency conversion risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of ICF International, Inc. and subsidiaries are provided in Part IV in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act were effective as of December 31, 2016 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2016. The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears on page F-2 of this Form 10-K.

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

Changes in Internal Control Over Financial Reporting. There were no changes in our internal control over financial reporting during 2016, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item will be included in our Proxy Statement for the 2017 Annual Meeting of Stockholders (the “2017 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2017 Proxy Statement and is incorporated herein by reference.

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

10.13	Amended Severance Letter Agreement by and between the Company and John Wasson, dated December 12, 2008 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed December 18, 2008).

10.14	Employment Terms by and between the Company and James C. Morgan, dated June 8, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 6, 2012).

10.15	Severance Benefit/Protection Agreement by and between the Company and James C. Morgan, dated June 8, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed August 6, 2012).

10.16	Severance Letter Agreement by and between the Company and Isabel S. Reiff, dated February 21, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed May 4, 2012).

10.17	Severance Letter Agreement by and between the Company and Ellen Glover, dated February 21, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed May 4, 2012).

10.18	Severance Letter Agreement by and between the Company and Sergio J. Ostria, dated March 6, 2012. (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K, filed on March 8, 2016).

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

21.0	Subsidiaries of the Registrant.*

23.1	Consent of Grant Thornton LLP.*

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101

The following materials from the ICF International, Inc. Annual Report on Form 10-K for the year ended December 31, 2016 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. *

(1)

Certain confidential information contained in this exhibit was omitted by means of redacting a portion of the text and replacing it with an asterisk. This exhibit has been filed separately with the Secretary of the Securities and Exchange Commission without the redaction pursuant to a confidential treatment request under Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2017	ICF INTERNATIONAL, INC.
	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUDHAKAR KESAVAN	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2017
Sudhakar Kesavan

/s/ JAMES MORGAN	Chief Financial Officer (Principal Financial Officer)	February 28, 2017
James Morgan

/s/ PHILLIP ECK	Principal Accounting Officer	February 28, 2017
Phillip Eck

/s/ EILEEN O’SHEA AUEN	Director	February 28, 2017
Eileen O’Shea Auen

/s/ Dr. EDWARD H. BERSOFF	Director	February 28, 2017
Dr. Edward H. Bersoff

/s/ Dr. SRIKANT M. DATAR	Director	February 28, 2017
Dr. Srikant M. Datar

/s/ CHERYL GRISÉ	Director	February 28, 2017
Cheryl Grisé

/s/ SANJAY GUPTA	Director	February 28, 2017
Sanjay Gupta

/s/ LESLYE KATZ	Director	February 28, 2017
Leslye Katz

/s/ PETER SCHULTE	Director	February 28, 2017
Peter Schulte

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

We have audited the accompanying consolidated balance sheets of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ICF International, Inc. and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2017 expressed an unqualified opinion.

/s/ GRANT THORNTON LLP

Arlington, Virginia

February 28, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

We have audited the internal control over financial reporting of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of the Company as of and for the year ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion on those financial statements.

/s/ GRANT THORNTON LLP

Arlington, Virginia

February 28, 2017

ICF International, Inc., and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

December 31,	2016	2015
Assets
Current Assets
Cash and cash equivalents	$6,042	$7,747
Contract receivables, net	281,365	256,965
Prepaid expenses and other	11,724	10,032
Total current assets	299,131	274,744

Total property and equipment, net	40,484	45,425

Other assets:
Goodwill	683,683	687,404
Other intangible assets, net	46,129	58,899
Restricted cash	1,843	1,362
Other assets	14,301	12,456
Total Assets	$1,085,571	$1,080,290

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$70,586	$63,738
Accrued salaries and benefits	44,003	43,118
Accrued expenses and other current liabilities	52,631	43,001
Deferred revenue	29,394	30,523
Income tax payable	106	2,604
Total Current Liabilities	196,720	182,984

Long-term Liabilities:
Long-term debt	259,389	311,532
Deferred rent	15,600	15,785
Deferred income taxes	39,114	33,326
Other	8,744	13,387
Total Liabilities	519,567	557,014

Commitments and Contingencies (Note 16)

Stockholders’ Equity
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 21,663,432 and 21,313,472 shares issued; and 19,021,262 and 19,032,054 shares outstanding as of December 31, 2016, and December 31, 2015, respectively	22	21
Additional paid-in capital	292,427	280,113
Retained earnings	371,890	325,306
Treasury stock	(88,695)	(74,673)
Accumulated other comprehensive loss	(9,640)	(7,491)
Total Stockholders’ Equity	566,004	523,276

Total Liabilities and Stockholders’ Equity	$1,085,571	$1,080,290

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

Years ended December 31,	2016	2015	2014
Revenue	$1,185,097	$1,132,232	$1,050,134
Direct Costs	745,137	694,436	654,946
Operating costs and expenses
Indirect and selling expenses	328,048	329,159	302,020
Depreciation and amortization	16,638	16,222	13,369
Amortization of intangible assets	12,481	17,184	10,437

Total operating costs and expenses	357,167	362,565	325,826

Operating Income	82,793	75,231	69,362
Interest expense	(9,470)	(10,072)	(4,254)
Other income (expense)	1,184	(1,559)	(958)

Income Before Income Taxes	74,507	63,600	64,150
Provision for Income Taxes	27,923	24,231	24,120

Net Income	$46,584	$39,369	$40,030

Earnings per Share:
Basic	$2.45	$2.04	$2.04
Diluted	$2.40	$2.00	$2.00
Weighted-average Common Shares Outstanding:
Basic	18,989	19,335	19,608
Diluted	19,416	19,663	19,997
Other comprehensive (loss) income:
Foreign currency translation adjustments, net of tax	(4,324)	(5,010)	(1,491)
Gain on sale of interest rate hedge agreement, net of tax	2,175	—	—
Total other comprehensive loss, net of tax	(2,149)	(5,010)	(1,491)
Comprehensive income, net of tax	$44,435	$34,359	$38,539

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

Years ended December 31, 2016,	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
2015, and 2014	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
January 1, 2014	19,765	$21	$250,698	$245,907	853	$(21,545)	$(990)	$474,091

Net income	—	—	—	40,030	—	—	—	40,030
Other comprehensive loss	—	—	—	—	—	—	(1,491)	(1,491)
Equity compensation	—	—	10,680	—	—	328	—	11,008
Exercise of stock options	85	—	1,831	—	—	—	—	1,831
Issuance of shares pursuant to vesting of restricted stock units	333	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(753)	—	454	—	753	(28,777)	—	(28,323)
Tax impact of stock option exercises and award vesting	—	—	3,543	—	—	—	—	3,543

December 31, 2014	19,430	21	267,206	285,937	1,606	(49,994)	(2,481)	500,689

Net income	—	—	—	39,369	—	—	—	39,369
Other comprehensive loss	—	—	—	—	—	—	(5,010)	(5,010)
Equity compensation	—	—	10,392	—	—	458	—	10,850
Exercise of stock options	44	—	932	—	—	—	—	932
Issuance of shares pursuant to vesting of restricted stock units	234	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(676)	—	276	—	676	(25,137)	—	(24,861)
Tax impact of stock option exercises and award vesting	—	—	1,307	—	—	—	—	1,307

December 31, 2015	19,032	21	280,113	325,306	2,282	(74,673)	(7,491)	523,276

Net income	—	—	—	46,584	—	—	—	46,584
Other comprehensive loss	—	—	—	—	—	—	(2,149)	(2,149)
Equity compensation	—	—	8,734	—	—	348	—	9,082
Exercise of stock options	128	1	3,033	—	—	—	—	3,034
Issuance of shares pursuant to vesting of restricted stock units	221	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(360)	—	547	—	360	(14,370)	—	(13,823)
December 31, 2016	19,021	$22	$292,427	$371,890	2,642	$(88,695)	$(9,640)	$566,004

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

Years ended December 31,	2016	2015	2014
Cash Flows from Operating Activities
Net income	$46,584	$39,369	$40,030
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	1,089	268	272
Deferred income taxes	6,535	2,106	4,071
Non-cash equity compensation	9,082	10,850	11,008
Depreciation and amortization	29,119	33,406	23,806
Deferred rent	(43)	1,002	2,685
Proceeds from hedge sale	3,600	—	—
Other adjustments, net	(637)	1,786	(3,015)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables	(29,020)	(2,713)	(2,464)
Prepaid expenses and other assets	(2,792)	(170)	(1,743)
Accounts payable	8,941	(2,374)	9,424
Accrued salaries and benefits	1,140	(13,208)	4,286
Accrued expenses	10,252	(4,522)	683
Deferred revenue	(707)	2,367	(2,099)
Income tax receivable and payable	(2,447)	8,356	(6,453)
Restricted cash	(494)	116	387
Other liabilities	(639)	(320)	(1,718)

Net Cash Provided by Operating Activities	79,563	76,319	79,160
Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(13,791)	(12,682)	(10,635)
Payments for business acquisitions, net of cash received	(100)	(1,818)	(347,871)

Net Cash Used in Investing Activities	(13,891)	(14,500)	(358,506)
Cash Flows from Financing Activities
Advances from working capital facilities	478,584	381,745	733,032
Payments on working capital facilities	(530,728)	(420,265)	(422,980)
Payments on capital expenditure obligations	(4,041)	(3,289)	(2,339)
Debt issue costs	—	(17)	(1,245)
Proceeds from exercise of options	3,034	932	1,831
Tax benefits of stock option exercises and award vesting	—	1,307	3,543
Net payments for stockholder issuances and buybacks	(13,823)	(24,861)	(28,323)

Net Cash (Used in) Provided by Financing Activities	(66,974)	(64,448)	283,519
Effect of Exchange Rate Changes on Cash	(403)	(1,746)	(1,004)

(Decrease) Increase in Cash and Cash Equivalents	(1,705)	(4,375)	3,169
Cash and cash equivalents, beginning of period	7,747	12,122	8,953
Cash and cash equivalents, end of period	$6,042	$7,747	$12,122

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$8,937	$9,845	$2,728
Income taxes	$21,094	$16,315	$24,335
Non-cash investing and financing transactions:
Capital expenditure obligations	$—	$12,870	$—

The accompanying notes are an integral part of these statements.

ICF International, Inc., and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in tables in thousands, except share and per share data)

NOTE 1—BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (“ICFI”), and its subsidiary, ICF Consulting Group, Inc. (“Consulting,” and together with ICFI, “the Company”), and have been prepared in accordance with U.S. generally accepted accounting principles. Consulting is a wholly owned subsidiary of ICFI. ICFI is a holding company with no operations or assets other than its investment in the common stock of Consulting. All other subsidiaries of the Company are wholly owned by Consulting. All significant intercompany transactions and balances have been eliminated.

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

The Company’s major clients are United States (“U.S.”) federal government departments and agencies, most significantly the Department of Health and Human Services, the Department of State and the Department of Defense. The Company also serves U.S. state and local government departments and agencies; international governments; and commercial clients worldwide, such as airlines, airports, electric and gas utilities, oil companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local governments, unless otherwise indicated.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 55 offices in the U.S. and more than 10 offices in key markets outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

Reclassifications

Certain immaterial amounts in the 2015 and 2014 consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE 2—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Payments to the Company on cost-based contracts with the federal government are provisional payments subject to adjustment upon audit by the government. Such audits have been finalized through December 31, 2007, and any adjustments have been immaterial. Contract revenue for subsequent periods has been recorded in amounts that are expected to be realized upon final audit and settlement of costs in those years.

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

Impairment

The Company performs its annual goodwill impairment review as of September 30 of each year. For the purposes of performing this review, the Company has one reporting unit. For the annual impairment review as of September 30, 2016, the Company opted to perform a qualitative assessment of whether it is more likely than not that its reporting unit's fair value is less than its carrying amount. If, after completing its qualitative assessment, the Company determines that it is more likely than not that the estimated fair value of the reporting unit exceeded its carrying amount, it may conclude that no impairment exists. If the Company concludes otherwise, a two-step goodwill impairment test must be performed, which includes a comparison of the fair value of the reporting unit to the carrying value.

The Company’s qualitative analysis as of September 30, 2016, included macroeconomic and industry and market specific considerations, financial performance indicators and measurements, and other factors. Based on the Company’s qualitative assessment, it determined that it is more likely than not that the fair value of its one reporting unit exceeded its carrying amount, and thus the two-step impairment test was not required to be performed for 2016. Therefore, based upon management’s review, no goodwill impairment charge was required as of September 30, 2016. Historically, the Company has recorded no goodwill impairment charges.

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

Capitalized Software

The Company capitalizes eligible costs to develop enhancements and upgrades to internal-use software that are incurred subsequent to the preliminary project stage. Amortization expense is recorded on a straight-line basis over the expected economic life, typically three to five years. During the years ended December 31, 2016, 2015, and 2014, the costs capitalized for the development of internal-use software were not material to the Company’s consolidated financial statements.

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

Stock-based compensation expense is based on the estimated fair value of these instruments and the estimated number of shares the Company ultimately expects will vest. The Company estimates the rate of future forfeitures based on factors such as historical experience and employee class. In addition, the estimation of PSAs that will ultimately vest requires judgment based on performance conditions. Changes to these estimates are recorded as a cumulative adjustment in the period estimates are revised.

The fair value of stock options, restricted stock awards, RSUs, PSAs, and non-employee director awards is estimated based on the fair value of a share of common stock at the grant date. The Company has elected to use the Black-Scholes-Merton option pricing model to determine the fair value of stock options. The fair value of PSAs is estimated using a Monte Carlo simulation model.

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

Other Comprehensive (Loss) Income

Other comprehensive (loss) income represents foreign currency translation adjustments arising from the use of differing exchange rates from period to period and the gain on the sale of an interest rate hedge agreement. The financial positions and results of operations of the Company’s foreign subsidiaries are based on the local currency as the functional currency and are translated to U.S. dollars for financial reporting purposes. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each period-end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments are included in accumulated other comprehensive (loss) income in stockholders’ equity in the Company’s consolidated balance sheets. The activity included in other comprehensive (loss) income in the Company’s consolidated statements of comprehensive income for each period reported is summarized below.

	Year ended December 31,
	2016	2015	2014
Foreign currency translation adjustments, net of tax(1)	$(4,321)	$(5,676)	$(2,017)
Foreign currency realized (loss) gain reclassified into earnings, net of tax (2)	(3)	666	526
Gain on sale of interest rate hedging agreement, net of tax(3)	2,175	—	—
Other comprehensive loss, net of tax (4)	$(2,149)	$(5,010)	$(1.491)

(1)     In the third quarter of 2015, the Company recorded an adjustment to its foreign currency translation totaling approximately $4 million, primarily related to goodwill, intangible assets, and fixed assets for certain acquired international subsidiaries.

(2)     Represents the reclassification of foreign currency translation adjustment from accumulated other comprehensive loss into earnings as a result of closing international offices. Amounts are included in the other expense line item in the Consolidated Statements of Comprehensive Income.

(3)     On December 1, 2016, the Company sold the interest rate hedge agreement. The fair value of the interest rate hedge was recorded in other comprehensive (loss) income and reclassified to earnings when earnings are impacted by the cash flows of the hedged items, the interest payments on the Credit Facility or its replacement from January 31, 2018 to January 31, 2023.

(4)     Net of tax of $2.2 million, $1.0 million and $0.4 million for the years ended December 31, 2016, 2015, and 2014, respectively.

Fair Value of Financial Instruments

The Company's financial instruments, including cash and cash equivalents, contract receivables, and accounts payable are carried at cost, which the Company believes approximates their fair values at December 31, 2016 and 2015, due to their short maturities. The Company believes the carrying value of other long-term liabilities related to capital expenditure obligations approximates their fair value at December 31, 2016 and 2015 based on the current rates offered to the Company for similar instruments with comparable maturities. The Company believes the carrying value of its lines of credit payable at December 31, 2016 and 2015 approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings.

The Company applies the provisions of ASC 820, Fair Value Measurements and Disclosures (“ASC 820”) to its assets and liabilities that are required to be measured at fair value pursuant to other accounting standards, including assets and liabilities resulting from the Company’s nonqualified deferred compensation plan and foreign currency forward contract agreements not eligible for hedge accounting. The fair value of assets and liabilities resulting from the Company’s nonqualified deferred compensation plan and foreign currency forward contract agreements at December 31, 2016 and 2015 and the changes in fair value for the years ended December 31, 2016, 2015, and 2014 were immaterial.

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

Derivative Instruments

Derivative instruments designated as cash flow hedges are recorded on the consolidated balance sheet at fair value, at the reporting date, and the effective portion of the hedge is recorded in other comprehensive (loss) income on the consolidated statement of comprehensive income and reclassified to earnings in the period that the hedged instruments affect earnings. Management reviews the effectiveness of the hedges on a quarterly basis, and any ineffective portion is immediately reclassified to earnings.

Treasury Shares

Treasury shares are accounted for under the cost method.

Segment, Customer and Geographic Information

The Company operates in one segment based upon the consolidated information used by its chief operating decision maker in evaluating the financial performance of its business and allocating resources. This single segment represents the Company’s core business, which is professional services for government and commercial clients. Although the Company describes its four key market areas to provide a better understanding of the Company’s business operations, the Company does not manage its business or allocate resources based upon those service offerings or markets.

Approximately $563 million, $540 million, and $532 million of the Company’s revenue for the years 2016, 2015, and 2014, respectively, was derived under prime contracts and subcontracts with agencies and departments of the federal government representing 48%, 48%, and 51% of total revenue, respectively. No other customer accounted for 10% or more of the Company’s revenue during the years ended December 31, 2016, 2015, and 2014.

The Company’s international operations offer services to both commercial and non-U.S. government customers. Revenue is attributed to location based on the geographic areas to which a contract is awarded. The Company’s revenue generated from international clients as a percentage of total revenue was approximately 10%, 11%, and 12% for the years 2016, 2015, and 2014.

At December 31, 2016 and 2015, long-lived assets from international offices were not material as compared to the Company’s total long-lived assets.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and contract receivables. The majority of the Company’s cash transactions are processed through one U.S. commercial bank. Cash held domestically in excess of daily requirements is used to reduce any amounts outstanding under the Company’s Credit Facility. As of December 31, 2016 and 2015, the Company held approximately $5.4 million and $6.7 million, respectively, of cash in foreign bank accounts. To date, the Company has not incurred losses related to cash and cash equivalents.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

During the first quarter of fiscal year 2016, the Company elected to early-adopt ASU 2015-17, Balance Sheet Classification of Deferred Taxes (Topic 740) on a retrospective basis. As required by ASU 2015-17, all deferred tax assets and liabilities are classified as non-current within the consolidated balance sheets. As a result of the adoption of ASU 2015-17, the Company reclassified $8.0 million in current deferred tax liabilities to long-term liabilities within the consolidated balance sheet at December 31, 2015.

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

The adoption of ASU 2016-09 resulted in the recognition of excess tax benefits in the Company’s provision for income taxes rather than additional paid-in-capital of $0.7 million for the 2016 fiscal year. In addition, the Company’s net cash provided by operating activities increased $0.7 million with a corresponding decrease to net cash provided by financing activities for the 2016 fiscal year.

Recent Accounting Pronouncements Not Yet Adopted

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition framework and supersedes almost all existing revenue recognition guidance including industry-specific revenue guidance. Included in the new principles-based revenue recognition model are changes to the basis for determining the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of Effective Date, to amend ASU 2014-09 to defer the effective date of the new revenue recognition standard. In accordance with this update, the Company has elected to adopt the requirements of the new standard effective January 1, 2018. The guidance permits the Company to either apply the requirements retrospectively to all prior periods presented (full retrospective), or apply the requirements in the year of adoption, through a cumulative adjustment (modified retrospective). Under the full retrospective approach, the 2016, 2017 and 2018 financial statements would be adjusted to reflect the effects of adopting the new standard. Under the modified retrospective approach, the new standard would apply for the period beginning January 1, 2018, to new contracts and to those contracts that were not completed as of January 1, 2018. For those contracts not completed as of January 1, 2018, this would result in a cumulative catch-up adjustment to retained earnings.

The Company continues to evaluate and track the impact of adopting ASU 2014-09 on the nature and timing of revenues and expanded disclosure requirements. As of December 2016, the Company completed its preliminary assessment. As part of that assessment, the Company evaluated significant revenue streams and key contracts within those revenue streams to identify potential revenue recognition differences and to consider if these differences could have a material impact as a result of applying the new guidance. Based upon our assessment, the Company anticipates that the new standard may likely result in a change in the timing of our revenue recognition for performance incentives received from clients. Performance incentives are currently recognized as revenue when specific quantitative goals are achieved; however, under the new standard, the Company will be required to estimate the amount of the incentive that will be earned at the inception of the contract and recognize the incentive over the term of the contract. Based on our analysis, this difference will not result in a material change to our annual revenue recognized but may accelerate the revenue recognized on a quarterly basis. As a large percentage of the Company’s revenue is transaction based (cost-based and time-and-materials), we do not expect the new standard to impact these revenue streams. In some of our arrangements, particularly media purchases within our digital space, we recognize revenue on a net versus gross basis. We are evaluating the impact of the new guidance on our gross versus net assessment.

At this time, the Company has not selected an adoption method (full retrospective or modified retrospective) and continues to evaluate and track the impact the new guidance and method of the adoption will have on its consolidated financial statements. Adoption of the new ASU will not only involve a final assessment of the impacts on our revenue, costs and related disclosures, but also on our existing policies, processes and controls as they relate to revenue recognition. Therefore, our evaluation of the ASU will continue throughout 2017. As part of our implementation efforts, the Company is and will continue to review and modify existing policies, processes and controls that will need to change as a result of implementing the new guidance. In addition, to ensure an effective rollout, we are incorporating a detailed training and communication plan to key stakeholders within the scope of the overall project.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update revises an entity’s accounting for operating leases and requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. This update also requires certain qualitative and specific quantitative disclosures. ASU 2016-02 does not significantly change the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee. This update is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. The guidance requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all leases with terms of more than 12 months. The new guidance also requires disclosures designed to give financial statement users information on the amount, timing, and cash flows arising from leases. These disclosures include qualitative and quantitative information. The Company continues to evaluate the impact of adopting ASU 2016-02, the elections to be made at adoption in a modified retrospective approach, and the timing of adoption and its impact on any debt refinancing.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows: Classification of Certain Cash Receipts and Cash Payments (Topic 230). This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for the Company for its fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-15. The statement is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows: Restricted Cash (Topic 230), which requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Any adjustments will be applied retrospectively. Early adoption is permitted. The Company is evaluating the impact on its consolidated financial statements resulting from the future adoption of the standard. Restricted cash is currently included within operating cash flows within the consolidated statement of cash flows for all periods presented.

In January 2017, the FASB issued ASU 2017-04, Intangibles- Goodwill and Other (Topic 350) that simplifies the subsequent measurement of goodwill by eliminating Step 2 from the current goodwill impairment test in the event that there is evidence of an impairment based on qualitative or quantitative assessments. ASU 2017-04 does not change how the goodwill impairment is identified, and the Company will continue to perform a qualitative assessment annually to determine whether the two step impairment test is required. Under the current accounting standards, the impairment loss to recognize under Step 2 of the impairment test requires the Company to calculate the implied fair value of goodwill by assigning fair value to the reporting unit's assets and liabilities as if the reporting unit has been acquired in a business combination, and subtracting the implied goodwill from the carrying amount of the goodwill. The new standard would require the Company to determine the fair value of the reporting unit and subtracting it from its carrying amount. ASU 2017-04 is effective for the Company for fiscal years after December 15, 2019, and early adoption is permitted. ASU 2017-04 is required to be adopted prospectively, and the adoption is effective for annual goodwill impairment tests performed in the year of adoption. The Company is currently evaluating the impact of the adoption of ASU 2017-04 on the consolidated financial statements.

NOTE 3—CONTRACT RECEIVABLES

Contract receivables consisted of the following at December 31:

	2016	2015
Billed	$168,012	$159,985
Unbilled	108,432	90,262
Retainages	5,088	5,486
Other	2,424	3,370
Allowance for doubtful accounts	(2,591)	(2,138)
Contract receivables, net	$281,365	$256,965

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

NOTE 4—PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2016	2015
Leasehold improvements	$17,847	$17,064
Software	41,269	41,902
Furniture and equipment	26,570	28,734
Computers	28,874	28,928
	114,560	116,628
Accumulated depreciation and amortization	(74,076)	(71,203)
Total property and equipment, net	$40,484	$45,425

Depreciation expense for property and equipment for the years ended December 31, 2016, 2015, and 2014, was approximately $16.3 million, $15.8 million, and $13.1 million, respectively.

NOTE 5—GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2016	2015
Balance as of January 1	$687,404	$687,778
Goodwill resulting from the Trade NTE business combination	191	—
Goodwill resulting from the Mostra business combination (1)(2)	654	(380)
Goodwill resulting from the CityTech business combination (1)	—	(29)
Goodwill resulting from the Olson business combination (1)(2)	267	3,410
Effect of foreign currency translation	(4,833)	(3,375)
Balance as of December 31	$683,683	$687,404

(1)

During the year ended December 31, 2015, the Company recorded changes to goodwill representing adjustments during the measurement-period (up to one year from the date of an acquisition) as well as new information related to acquisitions during the year ended December 31, 2014. These goodwill adjustments were not significant to our previously reported operating results or financial position. See further discussion of the Company’s business combinations in “Note 6—Business Combinations.”

(2)

During the year ended December 31, 2016, the Company recorded changes to goodwill representing adjustments for deferred tax balances relating to acquired assets and liabilities. These balances were not significant to our previously reported operating results or financial position.

Other Intangible Assets

Intangible assets with definite lives are primarily amortized over periods ranging from approximately 4 to 10 years. The weighted-average period of amortization for all intangible assets as of December 31, 2016, is 8.7 years. The customer-related intangible assets related to the business combinations, which consist of customer contracts, backlog, and non-contractual customer relationships, are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The weighted-average period of amortization of the customer-related intangibles is 8.7 years. Intangible assets related to acquired developed technology are being amortized on an accelerated basis over a weighted-average period of 5.5 years. Intangible assets with an indefinite life consist of a domain name.

Other intangibles consisted of the following at December 31:

	2016
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$115,806	$(70,090)	$45,716
Developed technology	1,463	(1,145)	318
Total amortizable intangible assets	117,269	(71,235)	46,034
Intangible with indefinite life	95	—	95
Total intangible assets	$117,364	$(71,235)	$46,129

	2015
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$117,654	$(59,412)	$58,242
Developed technology	1,463	(806)	657
Total intangible assets	$119,117	$(60,218)	$58,899

Aggregate amortization expense for the years ended December 31, 2016, 2015, and 2014, was approximately $12.5 million, $17.2 million, and $10.4 million, respectively. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2017	$10,846
2018	8,432
2019	6,124
2020	4,527
2021	4,082
Thereafter	12,023
Total	$46,034

NOTE 6—BUSINESS COMBINATIONS

Trade NTE

In November 2016, the Company acquired Trade NTE, LLC. (“Trade NTE”), a Georgia-based company specializing in strategic marketing and branding services. The acquisition enhanced the Company’s branding services through effective engagements between clients and customers. The acquisition was immaterial to the Company’s financial statements taken as a whole.

Olson

In November 2014, the Company completed the acquisition of OCO Holdings, Inc. and its various subsidiaries, including Olson + Co., Inc. (collectively, “Olson”), a leading provider of marketing technology and digital services based in Minneapolis, Minnesota. As a result of the acquisition, Olson became a wholly owned subsidiary of the Company. The aggregate purchase price of approximately $298.2 million in cash was funded by the Company’s Credit Facility (as defined in “Note 9 – Long-Term Debt” below). The acquisition expanded the Company’s existing digital technology and strategic communications work and strengthened its ability to bring more integrated solutions to an expanded client base, including multi-channel marketing initiatives across web, mobile, email, social, print, broadcast and off-premise platforms.

The acquisition was accounted for under the acquisition method. The allocation of the total purchase price to the tangible and intangible assets and liabilities of Olson was based on management’s estimate of fair value as of the acquisition date and was completed in the fourth quarter of 2015. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $293.4 million. The Company has allocated approximately $228.5 million to goodwill and $64.9 million to other intangible assets. The goodwill recorded as part of the acquisition primarily reflects the value of providing an established platform to leverage the Company’s existing digital interactive technologies and domain expertise, synergies expected to arise from providing end-to-end customer solutions to a combined client-base across all channels, as well as any intangible assets that do not qualify for separate recognition. The weighted average amortization period for the amount allocated to other intangible assets in total is 9.6 years from the acquisition date. The intangible assets consist of approximately $60.3 million of customer-related intangibles that are being amortized over 10.2 years from the acquisition date, $4.0 million of marketing-related intangibles that were amortized over 1.2 years from the acquisition date, and $0.6 million of developed technology intangibles that are being amortized over 6.2 years from the acquisition date. Olson was a stock purchase for tax purposes; therefore, goodwill and amortization of other intangibles created via this acquisition are not deductible for income tax purposes.

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

The results of operations of the Olson acquisition are included in the Company’s consolidated statements of comprehensive income for the year ended December 31, 2016 and 2015. For the year ended December 31, 2014, Olson contributed net revenues of $23.0 million and net earnings of $2.2 million since the acquisition date of November 5, 2014, excluding transaction-related acquisition costs of $1.6 million, as well as interest expense, amortization of intangible assets resulting from the acquisition, stock-based compensation expense, corporate allocations and integration costs.

The following unaudited condensed pro forma information presents combined financial information as if the acquisition of Olson had been effective at the beginning of fiscal year 2013. As a result, fiscal year 2014 represents the pro forma results for year two of the acquisition. The pro forma information includes adjustments reflecting changes in the amortization of intangibles, stock-based compensation expense, and interest expense, an adjustment to eliminate $2.6 million of operating income related to the reduction of an Olson contingent liability that was settled as a result of the acquisition and records income tax effects as if Olson had been included in the Company’s results of operations.

Pro forma Information for the Year Ended December 31,
(Unaudited)

2014
Revenue	$1,167,787
Operating income	78,518
Net income	42,461
Earnings per share:
Basic earnings per share	$2.17
Diluted earnings per share	$2.12

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

Mostra

In February 2014, the Company completed its acquisition of Mostra SA (“Mostra”), a strategic communications consulting company based in Brussels, Belgium. Mostra offered end-to-end, multichannel communications solutions to assist government and commercial clients, in particular the European Commission. The acquisition extended the Company’s strategic communications capabilities globally to complement its policy work and enhanced its strategy of providing a full suite of services that leverages its research and advisory services. During the first quarter of 2015, the Company finalized its valuation of the assets acquired and liabilities assumed as a result of the acquisition. The purchase was immaterial to the Company’s financial statements taken as a whole.

NOTE 7—ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2016	2015
Accrued paid time off and leave	$11,342	$10,573
Accrued salaries	9,443	7,406
Accrued bonuses, liability-classified awards and commissions	13,590	11,213
Accrued payroll taxes and withholdings	22	6,154
Accrued medical	3,026	2,520
Other	6,580	5,252
Total accrued salaries and benefits	$44,003	$43,118

NOTE 8—ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

	2016	2015
Accrued subcontractor and other direct costs	$30,153	$25,905
Deposits	12,389	5,547
Accrued IT and software licensing costs	5,349	5,139
Accrued insurance premiums	1,028	1,107
Accrued professional services	795	673
Other accrued expenses and current liabilities	2,917	4,630
Total accrued expenses and other current liabilities	$52,631	$43,001

NOTE 9—LONG-TERM DEBT

The Company entered into a Fourth Amended and Restated Business Loan and Security Agreement with a syndication of 11 commercial banks on May 16, 2014, which was further modified on November 5, 2014 (the “Credit Facility”). The Credit Facility matures on May 16, 2019, and allows for borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial, performance-based limitations and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval. The Company has the option to borrow funds under the Credit Facility at interest rates based on both LIBOR (1, 3, or 6 month rates) and prime rates, plus their applicable margins, and are payable monthly. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the Credit Facility when issued. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that the Company maintain, on a consolidated basis for each quarter, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00. As of December 31, 2016, the Company was in compliance with its covenants under the Credit Facility.

The Credit Facility was subject to a commitment fee on the unused portion of the Credit Facility of 0.25% per annum at December 31, 2016 and 2015.

As of December 31, 2016, the available borrowing capacity under the Credit Facility (excluding the accordion) was $237.2 million. Taking into account the financial and performance-based limitations, the available borrowing capacity (excluding the accordion) was $195.0 million as of December 31, 2016.

Long-term debt outstanding and the weighted average interest rate at December 31 is summarized as follows:

	2016		2015
	Debt Outstanding	Weighted Average Interest Rate	Debt Outstanding	Weighted Average Interest Rate
Revolving Line of Credit/Swing Line	$259,389	2.46%	$311,532	2.23%

Debt Issuance Cost

The Company’s debt issuance costs, which are included within other assets, are amortized over the term of indebtedness. Amortizable debt issuance costs were $5.8 million as of both December 31, 2016 and December 31, 2015. Accumulated amortization related to debt issuance costs was $4.5 million and $4.0 million, as of December 31, 2016 and 2015, respectively. Amortization expense of $0.5 million was recorded for each of the years ended December 31, 2016, 2015, and 2014.

Letters of Credit

At December 31, 2016 and 2015, the Company had nine outstanding letters of credit totaling approximately $3.4 million and $3.7 million, respectively. These letters of credit are renewed annually.

NOTE 10—DERIVATIVE INSTRUMENTS

On September 30, 2016, the Company entered into a floating-to-fixed interest rate hedge agreement for an aggregate notional amount of $100.0 million which hedges a portion of the Company’s floating rate indebtedness. The swap transaction was intended to mitigate the Company’s interest rate risk as it provided for the Company to pay a fixed rate of 1.22% per annum plus the applicable margin pursuant to the Credit Facility. Notwithstanding the terms of the interest rate hedge transaction, the Company is ultimately obligated for all amounts due and payable under the Credit Facility. The cash flows from the interest rate swap agreement begins January 31, 2018 and the hedge matures January 31, 2023. The Company designated the swap as a cash flow hedge.

On December 1, 2016, the Company sold the interest rate hedge agreement. The fair value of the interest rate hedge, as of the date of the sale, was recorded in other comprehensive income and will be recognized into earnings when earnings are impacted by the cash flows of the hedged items, the interest payments on the Credit Facility or its replacement from January 31, 2018 to January 31, 2023.

NOTE 11—INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows (in thousands) for the years ended December 31:

	2016	2015	2014
Domestic	$69,159	$54,150	$53,597
Foreign	5,348	9,450	10,553
Income before income taxes	$74,507	$63,600	$64,150

Income tax expense consisted of the following for the years ended December 31:

	2016	2015	2014
Current:
Federal	$12,979	$14,797	$13,383
State	3,514	2,669	3,151
Foreign	1,932	1,475	3,563
Total current	18,425	18,941	20,097
Deferred:
Federal	8,872	4,562	3,264
State	1,222	512	399
Foreign	(596)	216	360
Total deferred	9,498	5,290	4,023
Income Tax Expense	$27,923	$24,231	$24,120

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.

Deferred tax assets (liabilities) consisted of the following at December 31:

	2016	2015
Deferred Tax Assets
Allowance for bad debt	$1,008	$831
Accrued paid time off	2,592	2,416
Accrued bonus	55	149
Foreign net operating loss (NOL) carry forward	1,371	933
Federal/state net operating loss (NOL) carry forward	3,010	6,458
Stock option compensation	4,292	4,792
Deferred rent	5,423	5,376
Deferred compensation	3,662	2,908
Foreign tax credits	2,631	1,914
State tax credits	1,784	1,339
Federal tax credits	225	225
Foreign exchange	5,349	1,879
Accrued liabilities and other	3,378	2,643
	34,780	31,863
Less: Valuation Allowance	(1,131)	(933)
Total Deferred Tax Assets	33,649	30,930

Deferred Tax Liabilities
Retention	(1,684)	(1,860)
Prepaid expenses	(1,654)	(1,040)
Payroll taxes	(617)	(502)
Unbilled revenue	(8,728)	(8,093)
Depreciation	(6,664)	(7,186)
Amortization	(51,842)	(44,867)
Deferred gain and other	(1,574)	(708)
Total Deferred Tax Liabilities	(72,763)	(64,256)
Total Net Deferred Tax Liability	$(39,114)	$(33,326)

At both December 31, 2016 and 2015, the Company had net operating loss (“NOL”) carry-forwards for foreign income taxes of approximately $4.1 million and $6.9 million, respectively, all of which may be carried forward indefinitely.

At December 31, 2016, the Company had NOL carry-forwards for federal and state income tax purposes of approximately $5.2 million, which expire in 2034. The Company also had federal tax credits totaling $0.2 million, all of which may be carried forward indefinitely. The Company acquired these NOLs and credits as a result of its purchase of Olson in November 2014. Internal Revenue Code Section 382 imposes an annual limitation on the use of a corporation’s NOLs, tax credits and other carryovers after an “ownership change” occurs.

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

At December 31, 2016, the Company had gross state income tax credit carry-forwards of approximately $2.9 million, which expire between 2017 and 2025. A deferred tax asset of approximately $1.8 million (net of federal benefit) has been established related to these state income tax credit carry-forwards as of December 31, 2016.

The need to establish valuation allowances for deferred assets is based on a more-likely-than-not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration has been given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives. The Company concluded that a valuation allowance of approximately $1.1 million and $0.9 million was required for tax attributes related to specified foreign jurisdictions as of December 31, 2016 and 2015, respectively.

The net change in the total valuation allowance for 2016 was an increase of approximately $0.2 million compared to 2015. The $0.2 million increase is comprised primarily of additional valuation allowance recorded against net operating losses incurred in foreign jurisdictions where the Company is winding down operations. This increase is offset partially by the release of a valuation allowance in another foreign jurisdiction where the Company has ongoing operations to reflect the benefit realized from the utilization of net operating loss and other deduction carryforwards related to the reorganization of a business unit in that jurisdiction.

The Company made no provisions for deferred U.S. income taxes or additional foreign taxes on any unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested. If these earnings were repatriated, in the form of dividends or otherwise, the Company would be subject to U.S. income tax on these earnings. Determination of the amount of unrecognized deferred U.S. income tax liability is not practicable due to the complexities associated with this hypothetical calculation; however, unrecognized foreign tax credit carry forwards would be available to reduce some portion of the related U.S. tax liability. The Company has $2.6 million of foreign tax credits available for carry forward related to its foreign branch operations as of December 31, 2016.

The total amount of unrecognized tax benefits as of December 31, 2016 and 2015, was $1.2 million and $0.4 million, respectively. Included in the balance as of December 31, 2016 and 2015, were $1.0 million and $0.3 million, respectively, of tax positions that, if recognized, would impact the effective tax rate.

The unrecognized tax benefit reconciliation, excluding penalty and interest, is as follows:

Unrecognized tax benefits at January 1, 2014	$702
Increase (decrease) in unrecognized tax benefits	—
Unrecognized tax benefits at December 31, 2014	702
Decrease attributable to settlements	(174)
Increase attributable to tax positions taken during a prior period	12
Decrease attributable to lapse of statute of limitations	(140)
Unrecognized tax benefits at December 31, 2015	400
Increase attributable to tax positions taken during a prior period	925
Decrease attributable to lapse of statute of limitations	(140)
Unrecognized tax benefits at December 31, 2016	$1,185

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company had approximately $0.2 million and $0.1 million of accrued penalty and interest at December 31, 2016, and 2015, respectively.

The Company’s 2013 through 2016 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state and foreign tax jurisdictions are also either currently under examination or remain open under the statute of limitations and subject to examination for the tax years from 2012 to 2016.

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

The Company’s provision for income taxes differs from the anticipated federal statutory rate. Approximate differences between the statutory rate and the Company’s provision are as follows:

	2016	2015	2014
Taxes at statutory rate	35.0%	35.0%	35.0%
State taxes, net of federal benefit	3.9%	3.9%	4.2%
Foreign tax rate differential	(0.1)%	(0.3)%	(0.6)%
Other permanent differences	0.8%	1.9%	2.0%
Prior year tax adjustments	(1.0)%	(1.9)%	(2.3)%
Unrecognized tax benefits	1.0%	—	—
Valuation Allowance Release	(0.3)%	—	—
Equity-based Compensation	(1.0)%	—	—
Tax credits	(0.8)%	(0.5)%	(0.7)%
Taxes at effective rate	37.5%	38.1%	37.6%

NOTE 12—ACCUMULATED OTHER COMPREHENSIVE LOSS

As of December 31, 2016 and 2015, accumulated other comprehensive loss, net of tax, included the following:

	2016	2015
Foreign currency translation adjustments	$11,815	$7,491
Gain on sale of interest rate hedge agreement (1)	(2,175)	—
Total	$9,640	$7,491

(1)

Represents the fair value of interest rate hedge agreements, designated as a cash flow hedge, which was sold on December 1, 2016. The fair value of the interest rate hedge agreement was recorded in other comprehensive income and will be reclassified to earnings when earnings are impacted by the hedged items, the interest payments on the Credit Facility or its replacement from January 31, 2018 to January 31, 2023 (See Note 10 Derivative Instruments).

NOTE 13—ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

On June 5, 2015, the Company’s stockholders approved an amendment (the “Amendment”) to the ICF International, Inc. 2010 Omnibus Incentive Plan (as amended, the “Omnibus Plan”). The Amendment, among other items, increased the new shares available for issuance under the Omnibus Plan by 1,540,000 shares from 3,550,000 to 5,090,000 (for an aggregate 5,966,186 shares, which includes shares that remained available under the 2006 Long-Term Equity Incentive Plan when the Omnibus Plan was initially adopted). The Omnibus Plan provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Under the terms of the Omnibus Plan, shares awarded that are not stock options or stock appreciation rights, are counted as 1.93 shares deducted for every one share delivered under those awards. Shares awarded that are stock options or stock appreciation rights are counted as a single share deducted from the Omnibus Plan for every one share delivered under those awards. As of December 31, 2016, the Company had approximately 2.2 million shares available to grant under the Amended Plan. CSRSUs have no impact on the shares available for grant under the Omnibus Plan, and have no impact on the calculated shares used in earnings per share calculations.

The total stock-based compensation expense for the years ended December 31, 2016, 2015, and 2014, the unrecognized compensation expense at December 31, 2016, and the weighted-average period to recognize the remaining unrecognized shares are as follows:

	Stock-Based Compensation
	Recognized December 31,			Unrecognized
	2016	2015	2014	December 31, 2016	Weighted- Average Period to Recognize (years)
Stock Options	$909	$1,546	$1,866	$134	0.2
Restricted Stock Units	6,325	7,409	7,881	14,030	2.4
Cash-Settled Restricted Stock Units	7,091	4,414	3,207	17,114	2.7
Non-Employee Director Awards	741	645	481	—	—
Performance Shares	877	727	—	2,346	1.6
	$15,943	$14,741	$13,435	$33,624

The assumptions of employment termination forfeiture rates used in the determination of fair value of stock awards during calendar year 2016 were based on the Company’s historical average from October 2006 through the 12 months preceding the reporting period. The expected annualized forfeiture rates used varied from 3.7% to 9.4%, and the Company does not expect these termination rates to vary significantly in the future.

Stock Options

Option awards are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. All options outstanding as of December 31, 2016 have a 10-year contractual term. Options generally have a vesting term of three or four years. There were no option awards granted during 2016 and 2015. The fair value assumptions using the Black-Scholes-Merton pricing model for awards granted in 2014 were 5.1 years for the expected life, 33.0% for historical volatility, and 1.5% for the risk-free rate of return.

The following table summarizes the changes in outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value (in thousands)
Outstanding at January 1, 2014	694,552	$24.34
Exercised	(85,063)	$21.53
Granted	166,861	$40.68
Forfeited/Expired	(9,426)	$25.53
Outstanding at December 31, 2014	766,924	$28.20
Exercised	(43,919)	$21.23
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2015	723,005	$28.62
Exercised	(128,301)	$23.65
Granted	—	$—
Forfeited/Expired	(7,297)	$40.68
Outstanding at December 31, 2016	587,407	$29.56	$15,064

Vested plus expected to vest at December 31, 2016	587,204	$29.55	$15,061
Exercisable at December 31, 2016	535,376	$28.47	$14,308

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $55.20 as of December 31, 2016. The total intrinsic value of options exercised was $2.5 million, $0.8 million, and $1.5 million for the years ended December 31, 2016, 2015, and 2014, respectively. The weighted average grant date fair value of options granted was $13.00 for the year ended December 31, 2014. The fair value of shares vested was $1.3 million, $2.0 million, and $1.8 million for the years ended December 31, 2016, 2015, and 2014, respectively. As of December 31, 2016, the weighted-average remaining contractual term for options vested and expected to vest was 5.7 years, and for exercisable options was 5.5 years.

Information regarding stock options outstanding as of December 31, 2016 is summarized below:

			OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices			Number Outstanding As of December 31, 2016	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of December 31, 2016	Weighted Average Exercise Price
$ 9.05	–	$25.00	131,267	3.7	$23.37	131,267	$23.37
$25.01	–	$28.00	300,107	5.8	$26.48	300,107	$26.48
$28.01	–	$41.00	156,033	7.1	$40.68	104,002	$40.68
$9.05	to	$41.00	587,407	5.7	$29.56	535,376	$28.47

Restricted Stock Units

RSUs generally have a vesting term of three or four years. Upon vesting, the employee is issued one share of stock for each RSU he or she holds. The fair value of shares vested was $7.2 million, $6.3 million, and $8.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.

A summary of the Company’s RSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested RSUs at January 1, 2014	756,188	$25.13
Granted	265,811	$39.48
Vested	(333,321)	$24.73
Cancelled	(44,791)	$27.33
Non-vested RSUs at December 31, 2014	643,887	$31.10
Granted	250,159	$39.04
Vested	(233,899)	$26.85
Cancelled	(104,243)	$36.76
Non-vested RSUs at December 31, 2015	555,904	$35.40
Granted	240,868	$34.68
Vested	(221,659)	$32.45
Cancelled	(67,115)	$37.60
Non-vested RSUs at December 31, 2016	507,998	$36.12	$28,041
RSUs expected to vest in the future	507,998	$36.12	$28,041

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $55.20 per share as of December 31, 2016.

Cash-Settled Restricted Stock Units

CSRSUs generally have a vesting term of four years. A summary of the Company’s CSRSUs is presented below.

		Weighted-
	Number of Shares	Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested CSRSUs at January 1, 2014	200,299	$28.23
Granted	416,432	$39.12
Vested	(47,742)	$27.55
Cancelled	(31,870)	$32.12
Non-vested CSRSUs at December 31, 2014	537,119	$36.36
Granted	121,015	$39.35
Vested	(78,033)	$33.29
Cancelled	(133,438)	$38.14
Non-vested CSRSUs at December 31, 2015	446,663	$37.18
Granted	233,790	$34.29
Vested	(146,619)	$34.70
Cancelled	(70,812)	$37.55
Non-vested CSRSUs at December 31, 2016	463,022	$35.96	$25,559
CSRSUs expected to vest in the future	463,022	$35.96	$25,559

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $55.20 per share as of December 31, 2016. The fair value of CSRSUs vested and settled in cash for the years ended December 31, 2016, 2015, and 2014 was $5.9 million, $2.9 million and $1.7 million, respectively.

Non-Employee Director Awards

The Company grants awards of unregistered shares to its non-employee directors on a quarterly basis under its Annual Equity Election. The awards are issued from the Company’s treasury stock and have no impact on the shares available for grant under the Omnibus Plan. Non-employee director awards do not include vesting conditions; thus, there was no unrecognized expense related to these awards at December 31, 2016.

A summary of the Company’s non-employee director awards granted by fiscal year is presented below.

For the Year ended December 31,	Number of Shares Granted	Weighted- Average Grant Date Fair Value
2014	15,872	$36.08
2015	18,109	$35.62
2016	15,299	$39.32

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

A summary of the Company’s PSAs is presented below.

		Weighted-
	Number of Shares	Average Grant Date Fair Value	Aggregate Intrinsic Value (in thousands)
Non-vested PSAs at January 1, 2015	—	—
Granted	58,822	$44.21
Vested	—	—
Cancelled	—	—
Non-vested PSAs at December 31, 2015	58,822	$44.21
Granted	74,574	$37.75
Vested	—	—
Cancelled	(3,422)	$41.61
Non-vested PSAs at December 31, 2016	129,974	$40.57	$7,175
PSAs expected to vest in the future	129,974	$40.57	$7,175

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $55.20 per share as of December 31, 2016. The fair value of the awards is estimated on the grant date using a Monte Carlo simulation model due to the market condition for the rTSR component. The fair value assumptions using the Monte Carlo simulation model for awards in 2015 and 2016 were 0.0% for both dividend yields, 29.3% and 30.9% for historical volatility, respectively, and 1.0% for both risk-free rate of returns, respectively.

NOTE 14—EARNINGS PER SHARE

Earnings Per Share

EPS is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting and settlement of RSUs. PSAs are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. For the years ended December 31, 2016, 2015, and 2014, approximately 163,564, 167,849, and 151,611 anti-dilutive weighted-average shares were excluded from the calculation of EPS because they were anti-dilutive.

The dilutive effect of stock options, RSUs, and performance shares for each period reported is summarized below:

	2016	2015	2014
	(in thousands)
Basic weighted-average shares outstanding	$18,989	$19,335	$19,608
Effect of potential exercise of stock options, RSUs, and performance shares	427	328	389
Diluted weighted-average shares outstanding	$19,416	$19,663	$19,997

NOTE 15—SHARE REPURCHASE PROGRAM

The Company's Board of Directors approved a share repurchase plan effective in November 2013 and expiring in November 2015, which authorized the Company to repurchase its outstanding common stock. In March 2015, the plan was amended to increase the amount authorized for repurchases from $35.0 million to $75.0 million as of the date of the amendment, not to exceed the amount allowed under the Credit Facility. Our Credit Facility limits share repurchases to $75.0 million during the duration of the Credit Facility, net of new issuances as defined in the Credit Facility. In the third quarter of 2015, the Company's Board of Directors approved a new share repurchase plan effective in November 2015 that extends the share repurchase plan through November 2017 and authorizes share repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under the Credit Facility.

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

During the year ended December 31, 2016, the Company repurchased 317,493 shares totaling $11.9 million under this program. As of December 31, 2016, approximately $37.7 million remained available under the share repurchase plan.

NOTE 16—COMMITMENTS AND CONTINGENCIES

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

Road Home Contract

On June 10, 2016, the Office of Community Development (the “OCD”) of the State of Louisiana filed a written administrative demand with the Louisiana Commissioner of Administration against ICF Emergency Management Services, L.L.C. (“ICF Emergency”), a subsidiary of the Company, in connection with ICF Emergency’s administration of the Road Home Program (the “Program”).  The Program contract was a three-year, $912 million contract awarded to the Company in 2006 and that ended, as scheduled, in 2009.  The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to Program grant recipients.  The State separately supplemented the amount of recovery it is seeking in total approximately $214.3 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016 broadly alleging and seeking recoupment for the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD.  In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the previously filed judicial proceeding.  The Company continues to believe that this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of December 31, 2016.

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

Year ending December 31,
2017	$37,308
2018	35,591
2019	33,278
2020	30,603
2021	29,688
Thereafter	52,284
Total	$218,752

Minimum lease payments have been reduced by minimum sublease rentals of $0.1 million due in the future under non-cancelable subleases.

Rent expense is recognized on a straight-line basis over the lease term, net of sublease payments. Rent expense consists of the following for the years ended December 31:

	2016	2015	2014
Rent	$39.5	$40.0	$35.8
Sublease income	(0.1)	(0.1)	(0.1)
Total rent expense	$39.4	$39.9	$35.7

NOTE 17—EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the “Retirement Savings Plan”). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code.

Participants in the Retirement Savings Plan are able to elect to defer up to 70% of their compensation subject to statutory limitations, and are entitled to receive 100% employer matching contributions for the first 3% and 50% for the next 2% of their compensation. Contribution expense related to the Retirement Savings Plan for the years ended December 31, 2016, 2015, and 2014, was approximately $14.9 million, $13.1 million, and $12.3 million, respectively.

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

Employee Stock Purchase Plan

The Company has a 2006 Employee Stock Purchase Plan (“ESPP”) under which one million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions up to $25,000 per calendar year over six-month offering periods at a discount not to exceed 5% of the market value on the date of each purchase period. For the year ended December 31, 2016, 24,401 shares were purchased by employees, at an average purchase price of $44.61, and 752,111 shares remain available for future issuance. The Company does not recognize compensation expense related to the ESPP.

NOTE 18—SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	2016	2015	2014
Balance at beginning of period	$2,138	$1,887	$1,753
Bad debt expense	1,089	268	272
Net recoveries (write-offs)	(635)	(8)	(138)
Effect of foreign currency translation	(1)	(9)	—
Balance at end of period	$2,591	$2,138	$1,887

NOTE 19—SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2016				2015
	1Q(1)	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Contract revenue	$283,599	$305,419	$306,520	$289,559	$273,527	$288,949	$288,951	$280,805
Operating income	17,694	19,358	23,776	21,965	15,962	18,734	21,497	19,038
Net income	9,891	10,583	13,437	12,673	7,900	9,174	11,545	10,750
Earnings per share:
Basic	$0.52	$0.56	$0.71	$0.67	$0.41	$0.47	$0.60	$0.56
Diluted	0.51	0.55	0.70	0.65	0.40	0.47	0.59	0.55
Weighted-average common shares outstanding (in thousands)
Basic	18,994	19,008	18,965	18,988	19,450	19,475	19,316	19,102
Diluted	19,273	19,293	19,329	19,512	19,838	19,706	19,556	19,373

(1)	Includes adjustments for the adoption ASU 2016-09 in the second quarter of 2016.