Form 10-Q
period 2017-03-31
ICF International, Inc.
filed 2017-05-04
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 __________________________

FORM 10-Q

 __________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

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

 __________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act. (Check one):

Large accelerated filer ☒      Accelerated filer ☐     Non-accelerated filer ☐ (Do not check if a smaller reporting company)

Smaller reporting company ☐          Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐  Yes     ☒  No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐  Yes     ☒  No

As of April 28, 2017, there were 18,799,705 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2017

 PART I. FINANCIAL INFORMATION

Item  1.      Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$8,207	$6,042
Contract receivables, net	278,795	281,365
Prepaid expenses and other	13,294	11,724
Income tax receivable	1,362	—
Total current assets	301,658	299,131
Total property and equipment, net	38,719	40,484
Other assets:
Goodwill	683,998	683,683
Other intangible assets, net	43,408	46,129
Restricted cash	1,247	1,843
Other assets	14,883	14,301
Total Assets	$1,083,913	$1,085,571

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$54,129	$70,586
Accrued salaries and benefits	50,087	44,003
Accrued expenses and other current liabilities	45,925	52,631
Deferred revenue	27,280	29,394
Income tax payable	—	106
Total Current Liabilities	177,421	196,720

Long-term Liabilities:
Long-term debt	275,843	259,389
Deferred rent	15,035	15,600
Deferred income taxes	43,843	39,114
Other	9,518	8,744
Total Liabilities	521,660	519,567
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 21,906,617 and 21,663,432 shares issued; and 18,837,025 and 19,021,262 shares outstanding as of March 31, 2017, and December 31, 2016, respectively	22	22
Additional paid-in capital	297,077	292,427
Retained earnings	382,067	371,890
Treasury stock	(107,645)	(88,695)
Accumulated other comprehensive loss	(9,268)	(9,640)
Total Stockholders’ Equity	562,253	566,004
Total Liabilities and Stockholders’ Equity	$1,083,913	$1,085,571

The accompanying notes are an integral part of these consolidated financial statements.

 ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
Revenue	$296,295	$283,599
Direct Costs	183,607	177,199
Operating costs and expenses:
Indirect and selling expenses	88,802	81,559
Depreciation and amortization	4,519	4,019
Amortization of intangible assets	2,734	3,128
Total operating costs and expenses	96,055	88,706

Operating income	16,633	17,694
Interest expense	(1,951)	(2,445)
Other income	109	275
Income before income taxes	14,791	15,524
Provision for income taxes	4,614	5,633
Net income	$10,177	$9,891

Earnings per Share:
Basic	$0.54	$0.52
Diluted	$0.52	$0.51

Weighted-average Shares:
Basic	18,972	18,994
Diluted	19,423	19,273

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	372	(917)
Comprehensive income, net of tax	$10,549	$8,974

The accompanying notes are an integral part of these consolidated financial statements.

  ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities
Net income	$10,177	$9,891
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash equity compensation	2,618	2,641
Depreciation and amortization	7,253	7,147
Other adjustments, net	5,944	1,152
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	3,094	(19,460)
Prepaid expenses and other assets	(2,170)	(5,812)
Accounts payable	(16,583)	(12,441)
Accrued salaries and benefits	6,058	5,154
Accrued expenses and other current liabilities	(7,304)	(3,848)
Deferred revenue	(2,206)	(812)
Income tax receivable and payable	(1,475)	3,645
Restricted cash	603	(12)
Other liabilities	696	(622)
Net Cash Provided by (Used in) Operating Activities	6,705	(13,377)

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(2,571)	(4,184)
Payments for business acquisitions, net of cash received	(91)	—
Net Cash Used in Investing Activities	(2,662)	(4,184)

Cash Flows from Financing Activities
Advances from working capital facilities	127,179	123,279
Payments on working capital facilities	(110,725)	(96,881)
Payments on capital expenditure obligations	(1,454)	(1,010)
Proceeds from exercise of options	2,095	—
Net payments for stockholder issuances and buybacks	(19,014)	(6,664)
Net Cash (Used in) Provided by Financing Activities	(1,919)	18,724
Effect of exchange rate changes on cash	41	449

Increase in Cash and Cash Equivalents	2,165	1,612
Cash and Cash Equivalents, Beginning of Period	6,042	7,747
Cash and Cash Equivalents, End of Period	$8,207	$9,359

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$1,988	$1,485
Income taxes	$1,296	$587

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION

Nature of Operations

ICF International, Inc. and its subsidiaries (collectively, the “Company”) provide professional services and technology-based solutions, including management, technology, and policy consulting and implementation services, to government and commercial clients that operate in four key markets which are: energy, environment, and infrastructure; health, education and social programs; safety and security; and consumer and financial. The Company offers a full range of services to these clients throughout the entire life cycle of a policy, program, project, or initiative, ranging from initial research and analysis, to design and implementation of programs and technology-based solutions, and the provision of engagement services and programs.

The Company’s major clients are United States (“U.S.”) federal government departments and agencies, most significantly the Department of Health and Human Services (“HHS”), the Department of State (“DOS”), and the Department of Defense (“DoD”). The Company also serves state and local government departments and agencies; international governments; and commercial clients worldwide, such as airlines, airports, electric and gas utilities, oil companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local governments, unless otherwise indicated.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 55 offices in the U.S. and more than 10 offices in key markets outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating and reportable segment. Operating results for the three-month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2017 (“Annual Report”).

Significant Accounting Policies

Goodwill Impairment Test Date

The Company has historically performed its annual goodwill impairment test as of September 30 of each year. For the annual impairment test as of September 30, 2016, the Company performed a qualitative assessment of whether it was more likely than not that the Company's reporting unit's fair value was less than its carrying amount. After completing the assessment, the Company determined that it was more likely than not that the estimated fair value of the reporting unit exceeded the carrying amount and that no impairment existed as of the assessment date. If the Company had concluded otherwise, a quantitative goodwill impairment test would have been required, which would include a determination and comparison of the fair value of the reporting unit to its carrying value.

Effective for the annual goodwill impairment test for 2017 and prospectively, the Company will perform the required annual test as of October 1 of each year rather than on September 30 as was the previous practice. The Company does not believe that the change in the date of our annual goodwill impairment test is a material change in the method of applying an accounting principle nor does it expect that it will result in any delay, acceleration or avoidance of impairment. The Company believes this date of the annual goodwill impairment test is preferable because it aligns with the timing of the annual strategic planning process which largely occurs during the fourth quarter. The change will be applied prospectively beginning on October 1, 2017; retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions that would be used in those earlier periods. Other than the anticipated change in the date of our annual goodwill impairment test, there have been no other changes to any other significant accounting policy as further described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in the Company's Annual Report.

Reclassifications

During the second quarter of 2016, the Company elected to early adopt Accounting Standard Update (“ASU”) 2016-09, Improvements to Employee Share-Based Payment Accounting (Topic 718). The adoption of ASU 2016-09 resulted in the recognition of excess tax benefits in the Company’s provision for income taxes rather than additional paid-in-capital of $0.2 million for the three months ended March 31, 2016. In addition, the Company’s net cash provided by operating activities increased $0.2 million with a corresponding decrease to net cash provided by financing activities for the three months ended March 31, 2016.

The impact of the adoption on the Company’s previously reported results for the first quarter of 2016 is summarized as follows:

	Three Months Ended March 31, 2016
	As reported	As adjusted
Consolidated Statement of Comprehensive Income (unaudited)
Provision for income taxes	$5,837	$5,633
Net income	$9,687	$9,891
Comprehensive income, net of tax	$8,770	$8,974
Basic earnings per share	$0.51	$0.52
Diluted earnings per share	$0.50	$0.51
Diluted weighted average shares outstanding	19,293	19,273

Consolidated Statement of Cash Flows (unaudited)
Net cash used in operating activities	$(13,581)	$(13,377)
Net cash provided by financing activities	$18,928	$18,724

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition framework and supersedes almost all existing revenue recognition guidance including industry-specific revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for determining the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures. In August 2015, the FASB issued ASU 2015-14 to amend ASU 2014-09 in order to defer the effective date of the new standard. In accordance with this update, the Company has elected to adopt the requirements of the new standard effective January 1, 2018. The guidance permits the Company to either apply the requirements retrospectively to all prior periods presented (full retrospective), or apply the requirements in the year of adoption through a cumulative adjustment (modified retrospective). Under the full retrospective approach, the 2016 and 2017 financial statements would be adjusted to reflect the effects of adopting the new standard. Under the modified retrospective approach, the new standard would, for the period beginning January 1, 2018, apply to new contracts and those that were not completed as of January 1, 2018. For those contracts not completed as of January 1, 2018, this would result in a cumulative catch-up adjustment to retained earnings.

The Company continues to evaluate the impact of adopting ASU 2014-09 on the nature and timing of revenues and expanded disclosure requirements. The Company has completed a preliminary assessment as of December 2016 and expects to complete the final assessment in June 2017. Based upon this assessment, the Company anticipates that the new standard may result in a change in the timing of its revenue recognition for performance incentives received from clients. Performance incentives are currently recognized as revenue when specific quantitative goals are achieved. Under the new standard, the Company will estimate the amount of the incentive that will be earned and recognize the incentive over the term of the agreement. This change will likely not result in a material change to the Company's annual revenue but may accelerate revenue recognized on a quarterly basis. At this time, the Company has not selected an adoption method (full retrospective or modified retrospective) and continues to evaluate the impact the new guidance and the method of adoption will have on its consolidated financial statements. Adoption of the new standard will not only involve the completion of the final assessment, but also successful implementation efforts which will include modifying existing policies, processes and controls as they relate to revenue recognition.

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update revises an entity’s accounting for operating leases and requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. This update also requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all such leases and requires disclosures designed to give financial statement users information on the amount and timing of lease expenses arising from such leases. These disclosures include certain qualitative and specific quantitative disclosures. For lessees, the new guidance is not expected to significantly change the recognition, measurement, and presentation of expenses arising from a lease. This update is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted.

The Company continues to evaluate the impact of adopting ASU 2016-02, the elections to be made at adoption in a modified retrospective approach, and the timing of adoption.

Statement of Cash Flows

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. This update addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. This update is effective for the Company for its fiscal year 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2016-15. The Company does not expect the update to have a material impact on the consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and restricted cash equivalents in the statement of cash flows. ASU 2016-18 becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply any adjustments retrospectively. Early adoption of the standard is permitted. The Company is evaluating the impact of ASU 2016-18 on its consolidated financial statements resulting from the future adoption of the standard. Restricted cash is currently included within operating cash flows in the consolidated statement of cash flows for all periods presented.

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating Step 2 from the current goodwill impairment test in the event that there is evidence of an impairment based on qualitative or quantitative assessments. ASU 2017-04 does not change how the goodwill impairment is identified, and the Company will continue to perform a qualitative assessment annually to determine whether the two step impairment test is required. Until the adoption, current accounting standards require the impairment loss to be recognized under Step 2 of the impairment test. This requires the Company to calculate the implied fair value of goodwill by assigning fair value to the reporting unit’s assets and liabilities as if the reporting unit has been acquired in a business combination, then subsequently subtracting the implied goodwill from the carrying amount of the goodwill. The new standard would require the Company to determine the fair value of the reporting unit and subtract the carrying value from the fair value of the reporting unit to determine if there is an impairment. ASU 2017-04 is effective for the Company for fiscal years after December 15, 2019, and early adoption is permitted. ASU 2017-04 is required to be adopted prospectively, and the adoption is effective for annual goodwill impairment tests performed in the year of adoption.

NOTE 2 – CONTRACT RECEIVABLES

Contract receivables consisted of the following:

	March 31, 2017	December 31, 2016
Billed	$167,561	$170,436
Unbilled	114,385	113,520
Allowance for doubtful accounts	(3,151)	(2,591)
Contract receivables, net	$278,795	$281,365

Contract receivables, net of the established allowance for doubtful accounts, are stated at amounts expected to be realized in future periods. Unbilled receivables result from revenue earned in advance of billing and which can be invoiced at contractually defined intervals or milestones, as well as upon completion of the contract or government audits. The Company anticipates that the majority of unbilled receivables will be substantially billed and collected within one year, which permits the Company to classify them as current assets in accordance with industry practice.

The Company considers a number of factors in its estimate of allowance for doubtful accounts, including the customer’s financial condition, historical collection experience, and other factors that may bear on collectability of the receivables. The Company writes off contract receivables when such amounts are determined to be uncollectible.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	March 31, 2017	December 31, 2016
Leasehold improvements	$17,997	$17,847
Software	41,784	41,269
Furniture and equipment	27,385	26,570
Computers	29,805	28,874
	116,971	114,560
Accumulated depreciation and amortization	(78,252)	(74,076)
Total property and equipment, net	$38,719	$40,484

NOTE 4 - LONG-TERM DEBT

The Company entered into a Fourth Amended and Restated Business Loan and Security Agreement with a syndication of 11 commercial banks on May 16, 2014 (the “Credit Facility”). The Company further modified the Credit Facility on November 5, 2014. The Credit Facility matures on May 16, 2019 and allows for borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial, performance-based limitations, and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval.

The Company has the option to borrow funds under the Credit Facility at interest rates based on both LIBOR (1, 3, or 6 month rates) and prime rates, at its discretion, plus their applicable margins. The interest is payable monthly. The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million which reduce the funds available under the Credit Facility when issued. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that the Company maintain, a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00 on a consolidated basis for each quarter. As of March 31, 2017, the Company was in compliance with its covenants under the Credit Facility.

As of March 31, 2017, the Company had $275.8 million in long-term debt outstanding, $3.6 million in outstanding letters of credit, and unused borrowing capacity of $220.6 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $173.8 million as of March 31, 2017. The weighted-average interest rates on debt outstanding was 2.6% for the first three months of 2017.

NOTE 5 - INCOME TAXES

The Company’s effective tax rate for each of the three-month periods ended March 31, 2017 and 2016 was 31.2% and 36.3%, respectively.

The Company is subject to federal income taxes in the U.S. as well as to taxes in various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s 2013 through 2016 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state and foreign tax jurisdictions also remain open under the applicable statute of limitations and are subject to examination for the tax years from 2013 to 2016.

The Company’s total liability for unrecognized tax benefits as of March 31, 2017 was $1.2 million. Included in the balance as of March 31, 2016 was $1.0 million of tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax benefits may decrease by approximately $0.4 million.

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

NOTE 6 - ACCOUNTING FOR STOCK COMPENSATION

The ICF International, Inc. 2010 Omnibus Incentive Plan (as amended, the “Omnibus Plan”) provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors of the Company. As of March 31, 2017, the Company had approximately 1.8 million shares available for grant under the Omnibus Plan. Cash-settled RSUs (“CSRSUs”) have no impact on the shares available for grant under the Omnibus Plan, and on the calculated shares used in earnings per share (“EPS”) calculations.

During the three months ended March 31, 2017, the Company granted to its employees approximately 0.2 million shares in the form of RSUs and the equivalent value of approximately 0.2 million shares in the form of CSRSUs, each with a grant date fair value of $41.30. The Company granted approximately 0.1 million shares in the form of performance-based share awards (“PSAs”) to its employees with a grant date fair value of $38.81 per share. The RSUs, CSRSUs, and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2017 have a performance period from January 1, 2017 through December 31, 2019 and the performance conditions are consistent with the PSAs granted in the prior years, except for a lower assumed compounded annual growth rate in earnings per share during the performance period. The Company’s performance-based share program is further described in Note 13, Accounting for Stock-Based Compensation, of the Notes to the Consolidated Financial Statements in the Company’s Annual Report.

The Company recognized stock-based compensation expense of $3.5 million and $3.2 million for the three months ended March 31, 2017 and 2016, respectively. Unrecognized compensation expense of approximately $19.1 million as of March 31, 2017 related to unsettled RSUs is expected to be recognized over a weighted-average period of 2.6 years. The unrecognized compensation expense related to CSRSUs totaled approximately $18.4 million at March 31, 2017 and is expected to be recognized over a weighted-average period of 2.6 years. Unrecognized compensation expense related to PSAs of approximately $4.5 million as of March 31, 2017 is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 7 - EARNINGS PER SHARE

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

As of March 31, 2017, the PSAs granted during the year ended December 31, 2015 met the related performance conditions and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2016 and during the three-month period ended March 31, 2017 did not meet the related performance conditions and therefore were excluded. There were none and 0.2 million weighted-average shares, primarily associated with stock options, excluded from the calculation of EPS because they were anti-dilutive for the three-month periods ended March 31, 2017 and 2016, respectively.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended March 31,
	2017	2016
Net Income	$10,177	$9,891

Weighted-average number of basic shares outstanding during the period	18,972	18,994
Dilutive effect of stock options, RSUs, and PSAs	451	279
Weighted-average number of diluted shares outstanding during the period	19,423	19,273

Basic earnings per share	$0.54	$0.52
Diluted earnings per share	$0.52	$0.51

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Litigation and Claims

The Company is involved in various legal matters and proceedings arising in the ordinary course of business. While these matters and proceedings cause it to incur costs, including, but not limited to, attorneys’ fees, the Company currently believes that any ultimate liability arising out of these matters and proceedings will not have a material adverse effect on its financial position, results of operations, or cash flows.

Road Home Contract

On June 10, 2016, the Office of Community Development (the “OCD”) of the State of Louisiana filed a written administrative demand with the Louisiana Commissioner of Administration against ICF Emergency Management Services, L.L.C. (“ICF Emergency”), a subsidiary of the Company, in connection with ICF Emergency’s administration of the Road Home Program (“Program”). The Program contract was a three-year, $912 million contract awarded to the Company in 2006. The Program ended, as scheduled, in 2009.

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to the Program’s grant recipients.  The State of Louisiana separately supplemented the amount of recovery it is seeking in total by approximately $217.9 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016. The State of Louisiana broadly alleges and seeks recoupment for the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD. In so doing, the Commissioner declined to reach a decision on the merits and stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim. The Commissioner subsequently authorized the parties to proceed on the matter in the previously filed judicial proceeding. The Company continues to believe that this claim has no merit and intends to vigorously defend its position. The Company has therefore not recorded a liability.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q (“Quarterly Report”) constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including, but not limited to:

•	our dependence on contracts with federal, state and local, and international governments, agencies and departments for the majority of our revenue;

•

failure by Congress or other governmental bodies to approve budgets in a timely fashion and reductions in government spending, including, but not limited to, budgetary cuts resulting from automatic sequestration under the Budget Control Act of 2011;

•	The new Presidential Administration (“Administration”) may make substantial changes to fiscal and tax policies that may adversely affect our business;

•	results of routine and non-routine government audits and investigations;

•	dependence of our commercial work on certain sectors of the global economy that are highly cyclical;

•	failure to receive the full amount of our backlog;

•	difficulties in integrating acquisitions generally;

•	risks resulting from expanding our service offerings and client base;

•	the lawsuit filed by the State of Louisiana seeking approximately $217.9 million in alleged overpayments from the Road Home contract; and

•	additional risks as a result of having international operations.

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

The terms “we,” “our,” “us,” and the “Company,” as used throughout this Quarterly Report, refer to ICF International, Inc. and its subsidiaries, unless otherwise indicated. The term “federal” or “federal government” refers to the United States (“U.S.”) federal government, and “state and local” or “state and local government” refers to U.S. state and local governments, unless otherwise indicated. The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on February 28, 2017 (“Annual Report”).

OVERVIEW AND OUTLOOK

We provide professional services and technology-based solutions, including management, technology, and policy consulting and implementation services, to government and commercial clients. We help our clients conceive, develop, implement, and improve solutions that address complex natural resource, social, and public safety issues. Our services primarily support clients that operate in four key markets:

•	Energy, Environment, and Infrastructure;

•	Health, Education and Social Programs;

•	Safety and Security; and

•	Consumer and Financial.

We provide services that deliver value throughout the entire life cycle of a policy, program, project, or initiative, ranging from initial research and analysis to design and implementation of programs and technology-based solutions, and the provision of engagement services and programs. Our key services include:

•	Research and Analytic Services;

•	Assessment and Advisory Services;

•	Design and Management Services;

•	Solution Identification and Implementation Services; and

•	Engagement Services.

Our clients utilize our services because we offer a combination of deep subject matter expertise, technical solutions, and institutional experience. We believe that our domain expertise and the program knowledge developed from our research and analytic, and assessment and advisory engagements (which we refer to hereafter as “research and advisory services”) further position us to provide a full suite of services.

We report operating results and financial data as a single segment based on the consolidated information used by our chief operating decision-maker in evaluating the financial performance of our business and allocating resources. Our single segment represents our core business – professional services for government and commercial clients. Although we describe our multiple service offerings and client markets to provide a better understanding of our business operations, we offer integrated solutions, pulling from resources from across the enterprise and, accordingly, do not manage our business or allocate our resources based on those service offerings or client market areas.

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about: clean energy and energy efficiency; health promotion, treatment, and cost control; and ongoing homeland security threats. We also see significant opportunity to further leverage our digital and client engagement capabilities across our commercial and government client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements spanning all aspects of the program life cycle as well as completing and successfully integrating additional strategic acquisitions. We will continue to focus on building scale in vertical and horizontal domain expertise, developing business with both our government and commercial clients, and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers. Administrative and legislative actions by the U.S. federal government could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. However, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the federal government as well as to state and local and international governments and commercial clients.

Employees and Offices:

We have more than 5,000 employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, more than 55 regional offices throughout the U.S., and more than 10 offices outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

CRITICAL ACCOUNTING POLICIES

Goodwill and Other Intangible Assets

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired, less liabilities assumed, based upon their respective fair values, with the excess recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. Instead, we test them annually for impairment, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment if impairment indicators arise. As of March 31, 2017, goodwill and intangible assets were $684.0 million and $43.4 million, respectively.

We perform our annual goodwill impairment test as of the last day of the third quarter, September 30, of each year. Effective for our annual goodwill impairment test for 2017 and going forward, we will perform the test as of October 1 of each year, the first day of the fourth quarter. The Company does not believe that the change in the date of our annual goodwill impairment test is a material change in our method of applying an accounting principle.

For the annual impairment test as of September 30, 2016, we had one reporting unit and performed a qualitative assessment of whether it is more likely than not that our reporting unit's fair value is less than its carrying amount. After completing the qualitative assessment, we determined that it was more likely than not that the estimated fair value of the reporting unit exceeded the carrying amount and, therefore, that no impairment existed.

We are required to test long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

Other than the anticipated change in the date of our annual goodwill impairment test date, there have been no changes during the period covered by this Quarterly Report to the information disclosed in the Critical Accounting Policies section in Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report.

Recent Accounting Pronouncements

New accounting standards are discussed in “Note 1 – Basis of Presentation—Recent Accounting Pronouncements” in the Notes to Consolidated Financial Statements.

SELECTED KEY METRICS

Client Markets

The following table shows: our revenue generated from each client market and such revenue as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Dollars (In Thousands)	Percentages	Dollars (In Thousands)	Percentages
Energy, environment, and infrastructure	$119,886	40%	$106,415	38%
Health, education, and social programs	124,903	42%	124,341	44%
Safety and security	23,369	8%	23,439	8%
Consumer and financial	28,137	10%	29,404	10%
Total	$296,295	100%	$283,599	100%

Client mix

We categorize our clients into two client classifications: government and commercial. Within the government classification, we present three types of client sub-classifications: federal government, state and local government, and international government. Our major clients include federal government departments and agencies. Our federal government clients have included every cabinet-level department, most significantly HHS, DOS, and DoD. We also serve a variety of commercial clients worldwide, including: airlines; airports; electric and gas utilities; oil companies; hospitals; health insurers and other health-related companies; banks and other financial services companies; transportation; travel and hospitality firms; non-profits/associations; law firms; manufacturing firms; retail chains; and distribution companies. The following table shows our revenue by client type and revenue as a percentage of total revenue for the periods indicated.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Dollars (In Thousands)	Percentages	Dollars (In Thousands)	Percentages
U.S. federal government	$138,033	47%	$137,112	49%
U.S. state and local government	33,253	11%	31,765	11%
International government	19,476	6%	18,260	6%
Government	190,762	64%	187,137	66%
Commercial	105,533	36%	96,462	34%
Total	$296,295	100%	$283,599	100%

Contract mix

We utilize three main types of contracts: Time-and-materials; Fixed-price; and Cost-based. For additional information regarding the types of contracts we utilize, see the “Contract Mix” section in Part II “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. Our contract mix varies from year to year and quarter to quarter due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract. The following table shows our revenue by contract type and revenue as a percentage of our total revenue for the periods indicated.

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	Dollars (In Thousands)	Percentages	Dollars (In Thousands)	Percentages
Time-and-materials	$128,475	43%	$121,726	43%
Fixed-price	113,877	38%	108,418	38%
Cost-based	53,943	19%	53,455	19%
Total	$296,295	100%	$283,599	100%

Contract backlog

Our funded and estimates of unfunded and total backlog on the dates indicated were as follows:

	March 31,
(in thousands)	2017	2016	December 31, 2016
Funded	$1,009.2	$857.0	$1,020.3
Unfunded	997.6	1,083.7	1,102.4
Total	$2,006.8	$1,940.7	$2,122.7

There were no awards in either 2017 or 2016 backlog amounts that were under protest.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017, Compared to Three Months Ended March 31, 2016

The following table sets forth: certain items from our unaudited consolidated statements of comprehensive income; the percentage of revenue for such items in the periods provided; and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Three Months Ended March 31,				Year-to-Year Change for Three Months Ended
	2017	2016	2017	2016	March 31, 2016 and 2017
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percentages
Revenue	$296,295	$283,599	100.0%	100.0%	$12,696	4.5%
Direct Costs	183,607	177,199	62.0%	62.5%	6,408	3.6%
Operating Costs and Expenses
Indirect and selling expenses	88,802	81,559	30.0%	28.8%	7,243	8.9%
Depreciation and amortization	4,519	4,019	1.5%	1.4%	500	12.4%
Amortization of intangible assets	2,734	3,128	0.9%	1.1%	(394)	(12.6)%
Total Operating Costs and Expenses	96,055	88,706	32.4%	31.3%	7,349	8.3%
Operating Income	16,633	17,694	5.6%	6.2%	(1,061)	(6.0)%

Interest expense	(1,951)	(2,445)	(0.6)%	(0.8)%	494	(20.2)%
Other income	109	275	—	0.1%	(166)	(60.4)%
Income before Income Taxes	14,791	15,524	5.0%	5.5%	(733)	(4.7)%
Provision for Income Taxes	4,614	5,633	1.6%	2.0%	(1,019)	(18.1)%
Net Income	$10,177	$9,891	3.4%	3.5%	$286	2.9%

Revenue. Revenue for the three months ended March 31, 2017 was $296.3 million, compared to $283.6 million for the three months ended March 31, 2016, representing an increase of $12.7 million or 4.5%. The increase in revenue was primarily attributable to the 9.4% increase in commercial revenue driven by revenue growth from our energy, environment and infrastructure clients and a 1.9% increase in government revenue driven by revenue growth from our state and local and international government clients in energy, environment and infrastructure programs and our federal government revenues in health, education and social programs. The growth in revenues across all client types has primarily come from services provided to our clients who work within the energy, environment and infrastructure market offset by a slight decrease in services performed for our consumer and financial clients.

Direct Costs. Direct costs for the three months ended March 31, 2017 were $183.6 million compared to $177.2 million for the three months ended March 31, 2016, an increase of $6.4 million or 3.6%. The increase in direct costs was primarily attributable to a $5.4 million increase in other direct costs primarily related to subcontracted labor and a $1.0 million increase in direct labor and associated fringe benefits. Effective January 1, 2017, to be consistent with updated cost accounting requirements under U.S. governmental cost acounting standards, we changed our labor cost allocation methodology for all contracts which resulted in certain labor and associated fringe costs to be classified as indirect and selling expenses rather than direct costs. For the three months ended March 31, 2017, this change in methodology resulted in classification of an estimated $2.5 million as indirect and selling expenses that would have been previously reported as direct costs in the prior year. This change in methodology did not affect operating income. Direct costs as a percent of revenue decreased to 62.0% for the three months ended March 31, 2017, compared to 62.5% for the three months ended March 31, 2016.

Indirect and selling expenses. Indirect and selling expenses for the three months ended March 31, 2017 were $88.8 million compared to $81.6 million for the three months ended March 31, 2016, an increase of $7.2 million or 8.9%. The increase in indirect and selling expenses was primarily due to a $4.4 million increase in indirect compensation costs and a $2.8 million increase in non-labor costs during the three months ended March 31, 2017. The increase in the indirect compensation costs was primarily driven by the change in labor cost allocation methodology. The increase in non-labor costs was primarily due to $1.7 million of facility consolidations related to reductions in office space utilized at our corporate headquarters and United Kingdom offices. The current quarter facility consolidations expense consisted of: discounted future lease payments for leased property no longer in service, net of anticipated sublease payments; restoration costs; build out costs and commissions related to the subleases; and less any deferred rent associated with the leases. The associated facility consolidations reserve will be amortized over the life of the designated leases as lease payments are made and will reduce the future income statement impact of these payments through 2022. Indirect and selling expenses as a percent of revenue increased to 30.0% for the three months ended March 31, 2017, compared to 28.8% for the three months ended March 31, 2016.

Depreciation and amortization. Depreciation and amortization was $4.5 million for the three months ended March 31, 2017 compared to $4.0 million for the three months ended March 31, 2016, an increase of $0.5 million or 12.4%. The increase in depreciation and amortization was due in part to a $0.2 million charge to accelerated depreciation and amortization of assets associated with the facility consolidations described above.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2017 was $2.7 million compared to $3.1 million for the three months ended March 31, 2016. The $0.4 million decrease was primarily due to reduced levels of intangible assets amortization associated with prior acquisitions.

Operating Income. Operating income was $16.6 million for the three months ended March 31, 2017 compared to $17.7 million for the three months ended March 31, 2016, a decrease of $1.1 million or 6.0% largely due to $1.9 million in expenses related to facility consolidations. Operating income as a percent of revenue decreased to 5.6% for the three months ended March 31, 2017, compared to 6.2% for the same period in 2016, largely due to higher indirect and selling expenses as a percent of revenue offset by the decrease in direct costs as a percent of revenues during the three months ended March 31, 2017.

Interest expense. For the three months ended March 31, 2017, interest expense was $2.0 million, compared to $2.5 million for the three months ended March 31, 2016, a decrease of $0.5 million or 20.2%. The decrease was primarily due to lower average debt balances outstanding for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, offset by a slight increase in our weighted average interest rate.

Provision for Income Taxes. The effective income tax rate for the three months ended March 31, 2017 and March 31, 2016, was 31.2% and 36.3%, respectively. Our effective tax rate, including state and foreign taxes net of federal benefit, for the quarter ended March 31, 2017, was lower than the statutory tax rate primarily due to significant excess tax benefits of $1.2 million from annual vesting and exercise of equity-based compensation. Employee awards vest annually and the majority of the vesting occurs during the first quarter.

NON-GAAP MEASURES

Service Revenue

Service revenue represents revenue less subcontractor and other direct costs such as third-party materials and travel expenses. Service revenue is not a recognized term under accounting principles generally accepted in the U.S. (“U.S. GAAP”) and should not be considered an alternative to revenue as a measure of operating performance. This presentation of service revenue may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe service revenue is a useful measure to investors since, as a consulting firm, a key source of our profit is revenue obtained from the services that we provide to our clients through our employees.

The following table presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2017	2016
Revenue	$296,295	$283,599
Subcontractor and other direct costs	(76,534)	(71,169)
Service revenue	$219,761	$212,430

EBITDA and Adjusted EBITDA

Earnings before interest and other income and/or expense, tax, and depreciation and amortization (“EBITDA”), is a measure we use to evaluate performance. We believe EBITDA is useful in assessing ongoing trends in our operating performance and, as a result, may provide greater visibility in understanding the operating performance of the Company.

Adjusted EBITDA is EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of the performance of our ongoing operations. We evaluate these adjustments on an individual basis based on both the quantitative and qualitative aspects of the item, including their size and nature as well as whether or not we expect them to occur as part of our normal business on a regular basis. We believe that the adjustments applied in calculating adjusted EBITDA are reasonable and appropriate to provide additional information to investors.

EBITDA and Adjusted EBITDA are non-GAAP measures and should not be used as alternatives to net income as a measure of operating performance. This presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, capital expenditures, and debt service.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended March 31,
(in thousands)	2017	2016
Net income	$10,177	$9,891
Other income	(109)	(275)
Interest expense	1,951	2,445
Provision for income taxes	4,614	5,633
Depreciation and amortization	7,253	7,147
EBITDA	23,886	24,841
Special charges related to facility consolidations and office closures	1,698	—
Adjusted EBITDA	$25,584	$24,841

Non-GAAP Earnings per Share

Non-GAAP earnings per share (“EPS”) represents diluted EPS excluding the impact of certain items such as facility consolidations and office closures (which are also excluded from adjusted EBITDA as described further above) as well as the impact of amortization of intangible assets related to our acquisitions. While these adjustments may be recurring and not infrequent or unusual, we do not consider these adjustments to be indicative of the performance of our ongoing operations. Non-GAAP EPS is not a recognized term under U.S. GAAP and is not an alternative to basic or diluted EPS as a measure of performance. This presentation of Non-GAAP EPS may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe that the supplemental adjustments applied in calculating Non-GAAP EPS are reasonable and appropriate to provide additional information to investors.

The following table presents a reconciliation of diluted EPS to Non-GAAP EPS for the periods indicated:

	Three Months Ended March 31,
	2017	2016
Diluted EPS	$0.52	$0.51
Special charges related to facility consolidations and office closures	0.10	—
Amortization of intangibles	0.14	0.16
Income tax effects(1)	(0.07)	(0.05)
Non-GAAP EPS	$0.69	$0.62

(1)	Income tax effects were calculated using an effective U.S. GAAP tax rate of 31.2% and 36.3% for the first quarter of fiscal year 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings. We entered into a Fourth Amended and Restated Business Loan and Security Agreement with a syndication of 11 commercial banks on May 16, 2014 (the “Credit Facility”). We further modified the Credit Facility on November 5, 2014. The Credit Facility matures on May 16, 2019 and allows for borrowings of up to $500.0 million without a borrowing base requirement, taking into account financial and performance-based limitations and provides for an “accordion,” which permits additional revolving credit commitments of up to $100.0 million, subject to lenders’ approval.

The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million that reduce the funds available under the revolving line of credit when issued. The Credit Facility is collateralized by substantially all of our assets and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants, as defined in the Credit Facility, require, among other things, that we maintain a fixed charge coverage ratio of not less than 1.25 to 1.00 and a leverage ratio of not more than 3.75 to 1.00 on a consolidated basis for each quarter. As of March 31, 2017, we were in compliance with our covenants under the Credit Facility.

As of March 31, 2017, we had $275.8 million borrowed under our revolving line of credit and outstanding letters of credit of $3.6 million, resulting in unused borrowing capacity of $220.6 million on our Credit Facility (excluding the accordion), which is available for our working capital needs and for other purposes. Taking into account certain financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $173.8 million as of March 31, 2017.

We have the ability to borrow funds under our Credit Facility at interest rates based on both LIBOR (1, 3 or 6 month rates) and prime rates, at our discretion, plus their applicable margins. The weighted average interest rate on outstanding borrowings was 2.6% for the first three months of 2017.

We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, and other current working capital requirements. We are continuously analyzing our capital structure to ensure we have sufficient capital to fund future strategic acquisitions and internal growth. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources both from debt and equity sources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if we need additional borrowings or capital. We also believe that the combination of internally-generated funds, available bank borrowings, as well as cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, potential acquisitions, customary capital expenditures, and other current working capital requirements.

Financial Condition. There were several changes in our balance sheet during the three months ended March 31, 2017. Cash and cash equivalents increased to $8.2 million on March 31, 2017, from $6.0 million on December 31, 2016 and is further discussed in ”Cash Flow” below. Contract receivables, net, decreased $2.6 million compared to December 31, 2016, while days-sales-outstanding decreased from 78 days on December 31, 2016, to 76 days on March 31, 2017, primarily due to a reduction of temporary timing differences in client collections. Accounts payable decreased $16.5 million due to timing of payments. Long-term debt increased to $275.8 million on March 31, 2017, from $259.4 million on December 31, 2016, primarily due to the repurchase of treasury stock. We generally utilize cash flow from operations as our prime source of funding and turn to our Credit Facility to fund temporary fluctuations such as increases in accounts receivable, reductions in accounts payable and accrued expenses, and the purchase of treasury stock.

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

Share Repurchase Program. The Board of Directors approved a share repurchase plan under our share repurchase program, which expires November 4, 2017. The plan authorizes share repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under our Credit Facility. Our Credit Facility further limits our share repurchases to $75.0 million during the duration of the Credit Facility, net of new issuances as defined in the Credit Facility. Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the three months ended March 31, 2017, we repurchased 364,563 shares under this program at an average price of $44.67 per share. As of March 31, 2017, approximately $27.6 million remained available for share repurchases.

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the three months ended March 31, 2017 and March 31, 2016:

	Three months ended March 31,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$6,705	$(13,377)
Net cash used in investing activities	(2,662)	(4,184)
Net cash (used in) provided by financing activities	(1,919)	18,724
Effect of exchange rate changes on cash	41	449
Net increase in cash and cash equivalents	$2,165	$1,612

The primary factors affecting our operating cash flow are the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. Operating activities provided $6.7 million in cash for the three months ended March 31, 2017 compared to cash used in operating activities of $13.4 million for the three months ended March 31, 2016. Cash flows provided by operations for the three months ended March 31, 2017 were positively impacted by net income and accrued salaries and benefits and were negatively impacted by accounts payable and accrued expenses and other current liabilities. Cash flows used in operating activities for the first three months of 2016 were negatively impacted primarily by net contract receivables due to temporary timing differences in client billings, accounts payable, prepaid expenses and other assets, and accrued expenses and other current liabilities and were positively impacted primarily by net income, accrued salaries and benefits and the income tax receivable and payable.

Investing activities used cash of $2.7 million for the three months ended March 31, 2017, compared to $4.2 million for the three months ended March 31, 2016. The cash used in investing activities for the first three months of 2017 and 2016 were primarily for capital expenditures.

For the three months ended March 31, 2017, cash flow used in financing activities of $1.9 million was largely attributable to cash used for net payments for stockholder issuances and buybacks of $19.0 million, partially offset by net advances on our Credit Facility of $16.5 million. For the three months ended March 31, 2016, cash flow provided by financing activities of $18.7 million was largely attributable to $26.4 million in net advances on our Credit Facility, primarily as a result of working capital needs, partly offset by cash used for net payments for stockholder issuances and buybacks of $6.7 million and $1.0 million in payments on Capital expenditure obligations.

OFF-BALANCE SHEET ARRANGEMENTS AND CONTRACTUAL OBLIGATIONS

We use off-balance sheet arrangements to finance the lease of facilities. We have financed the use of all of our office and storage facilities through operating leases. Operating leases are also used from time to time to finance the use of computers, servers, copiers, and telephone systems, and to a lesser extent, other fixed assets, such as furnishings. We also obtain operating leases in connection with business acquisitions. We generally assume the lease rights and obligations of businesses acquired in business combinations and continue financing facilities and equipment under operating leases until the end of the lease term following the acquisition date.

The Credit Facility provides for stand-by letters of credit aggregating up to $30.0 million. These reduce the funds available under the revolving line of credit when issued. As of March 31, 2017, we had 11 outstanding letters of credit with a total value of $3.6 million, primarily related to deposits to support our facility leases.

The following table summarizes our contractual obligations as of March 31, 2017 that require us to make future cash payments. For contractual obligations, we include payments that we have an unconditional obligation to make.

		Payments due by Period (in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 years	More than 5 years
Long-term debt obligation (1)	$293,373	$8,255	$285,118	$—	$—
Rent of facilities	206,414	36,089	66,218	59,172	44,935
Operating lease obligations	2,007	986	1,012	9	—
Capital expenditure obligations	5,649	4,062	1,587	—	—
Total	$507,443	$49,392	$353,935	$59,181	$44,935

(1) Represents the obligation for principal and variable interest payments related to our Credit Facility assuming that the principal amount outstanding and interest rates at March 31, 2017 remain fixed through maturity. These assumptions are subject to change in future periods.

Item 3.      Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4.      Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. We performed the evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the period covered by this Quarterly Report or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

An update on litigation related to our Road Home contract is discussed in “Note 8— Commitments and Contingencies — Road Home Contract” in the Notes to Consolidated Financial Statements.

Item 1A.	Risk Factors

There have been no material changes in those risk factors discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report.

The risks described in our Annual Report are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuances of Common Stock. For the three months ended March 31, 2017, a total of 2,890 shares of unregistered common stock, valued at an aggregate of $156,638 were issued to six of our directors for director-related compensation on January 3, 2017. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for the three months ended March 31, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 – January 31	42,924	$53.90	42,924	$37,639,092
February 1 – February 29	45,600	$51.57	45,600	$35,287,708
March 1 – March 31	341,788	$41.98	276,039	$27,633,592
Total	430,312	$44.19	364,563

(1)

The total number of shares purchased of 430,312 includes shares repurchased pursuant to our share repurchase program described further in footnote (2) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended March 31, 2017, we repurchased 65,749 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $41.49 per share.

(2)

The share repurchase plan, expiring on November 4, 2017, authorizes share repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under our revolving line of credit. Our Credit Facility further limits our share repurchases to $75.0 million during the duration of the Credit Facility, net of new issuances, as defined in the Credit Facility. During the three months ended March 31, 2017, we repurchased 364,563 shares under the stock repurchase plan at an average price of $44.67 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a). *

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a). *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 5, 2017	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 5, 2017	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)