Form 10-Q/A
period 2017-03-31
ICF International, Inc.
filed 2017-05-05
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 __________________________

FORM 10-Q/A

(Amendment No.1)

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

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-Q/A to ICF International, Inc.'s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, filed with the Securities and Exchange Commission on May 4, 2017 (the "Form 10-Q"), is to change the date reference from May 5, 2017 to May 4, 2017 on the Signatures page and on the certifications filed as Exhibits 31.1, 31.2, 32.1 and 32.2.

No other changes have been made to the Form 10-Q. This Form 10-Q/A does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

i

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

Direct Costs. Direct costs for the three months ended March 31, 2017 were $183.6 million compared to $177.2 million for the three months ended March 31, 2016, an increase of $6.4 million or 3.6%. The increase in direct costs was primarily attributable to a $5.4 million increase in other direct costs primarily related to subcontracted labor and a $1.0 million increase in direct labor and associated fringe benefits. Effective January 1, 2017, to be consistent with updated cost accounting requirements under U.S. governmental cost accounting standards, we changed our labor cost allocation methodology for all contracts which resulted in certain labor and associated fringe costs to be classified as indirect and selling expenses rather than direct costs. For the three months ended March 31, 2017, this change in methodology resulted in classification of an estimated $2.5 million as indirect and selling expenses that would have been previously reported as direct costs in the prior year. This change in methodology did not affect operating income. Direct costs as a percent of revenue decreased to 62.0% for the three months ended March 31, 2017, compared to 62.5% for the three months ended March 31, 2016.

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

ICF INTERNATIONAL, INC.

May 4, 2017	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 4, 2017	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)