Form 10-Q
period 2017-06-30
ICF International, Inc.
filed 2017-08-03
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 __________________________

FORM 10-Q

 __________________________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

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

☐  Yes     ☒  No

As of July 28, 2017, there were 18,734,799 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2017

 PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$9,493	$6,042
Contract receivables, net	288,178	281,365
Prepaid expenses and other	13,278	11,724
Income tax receivable	5,325	—
Total current assets	316,274	299,131
Total property and equipment, net	37,881	40,484
Other assets:
Goodwill	685,071	683,683
Other intangible assets, net	40,692	46,129
Restricted cash	1,254	1,843
Other assets	16,874	14,301
Total Assets	$1,098,046	$1,085,571

Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable	$60,734	$70,586
Accrued salaries and benefits	40,793	44,003
Accrued expenses and other current liabilities	44,540	52,631
Deferred revenue	27,113	29,394
Income tax payable	—	106
Total Current Liabilities	173,180	196,720

Long-term Liabilities:
Long-term debt	278,000	259,389
Deferred rent	14,983	15,600
Deferred income taxes	44,439	39,114
Other	14,314	8,744
Total Liabilities	524,916	519,567
Commitments and Contingencies (Note 8)
Stockholders’ Equity
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 21,920,299 and 21,663,432 shares issued; and 18,717,713 and 19,021,262 shares outstanding as of June 30, 2017, and December 31, 2016, respectively	22	22
Additional paid-in capital	300,394	292,427
Retained earnings	394,004	371,890
Treasury stock	(114,122)	(88,695)
Accumulated other comprehensive loss	(7,168)	(9,640)
Total Stockholders’ Equity	573,130	566,004
Total Liabilities and Stockholders’ Equity	$1,098,046	$1,085,571

The accompanying notes are an integral part of these consolidated financial statements.

 ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$306,392	$305,419	$602,687	$589,018
Direct Costs	190,896	194,188	374,503	371,387
Operating costs and expenses:
Indirect and selling expenses	86,240	84,641	175,042	166,200
Depreciation and amortization	4,299	4,084	8,818	8,103
Amortization of intangible assets	2,749	3,148	5,483	6,276
Total operating costs and expenses	93,288	91,873	189,343	180,579

Operating income	22,208	19,358	38,841	37,052
Interest expense	(2,537)	(2,460)	(4,488)	(4,905)
Other income (expense)	226	(57)	335	218
Income before income taxes	19,897	16,841	34,688	32,365
Provision for income taxes	7,960	6,258	12,574	11,891
Net income	$11,937	$10,583	$22,114	$20,474

Earnings per Share:
Basic	$0.64	$0.56	$1.17	$1.08
Diluted	$0.63	$0.55	$1.15	$1.06

Weighted-average Shares:
Basic	18,775	19,008	18,840	19,001
Diluted	19,086	19,293	19,252	19,320

Other comprehensive income (loss):
Foreign currency translation adjustments, net of tax	2,100	(2,026)	2,472	(2,943)
Comprehensive income, net of tax	$14,037	$8,557	$24,586	$17,531

The accompanying notes are an integral part of these consolidated financial statements.

  ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$22,114	$20,474
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash equity compensation	5,361	5,042
Depreciation and amortization	14,301	14,379
Facilities consolidation reserve	1,663	—
Deferred taxes and other adjustments, net	4,383	1,768
Changes in operating assets and liabilities, net of the effect of acquisitions:
Contract receivables, net	(4,203)	(27,158)
Prepaid expenses and other assets	(2,978)	(10,650)
Accounts payable	(9,953)	(4,147)
Accrued salaries and benefits	(3,375)	18,336
Accrued expenses and other current liabilities	(8,876)	(827)
Deferred revenue	(2,658)	2,182
Income tax receivable and payable	(5,441)	(2,311)
Restricted cash	597	(3)
Other liabilities	6,307	(1,348)
Net Cash Provided by Operating Activities	17,242	15,737

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(6,083)	(7,856)
Payments for business acquisitions, net of cash received	(91)	—
Net Cash Used in Investing Activities	(6,174)	(7,856)

Cash Flows from Financing Activities
Advances from working capital facilities	348,975	259,215
Payments on working capital facilities	(330,364)	(252,843)
Payments on capital expenditure obligations	(2,276)	(2,020)
Debt issue costs	(1,489)	—
Proceeds from exercise of options	2,431	1,158
Net payments for stockholder issuances and buybacks	(25,253)	(10,695)
Net Cash Used in Financing Activities	(7,976)	(5,185)
Effect of exchange rate changes on cash	359	405

Increase in Cash and Cash Equivalents	3,451	3,101
Cash and Cash Equivalents, Beginning of Period	6,042	7,747
Cash and Cash Equivalents, End of Period	$9,493	$10,848

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$3,923	$3,804
Income taxes	$12,982	$12,059

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

ICF International, Inc. and its subsidiaries (collectively, the “Company”) provide professional services, including management, technology, and policy consulting and implementation services, to government and commercial clients that operate in four key markets: energy, environment, and infrastructure; health, education and social programs; safety and security; and consumer and financial. The Company offers a full range of services to these clients throughout the entire life cycle of a policy, program, project or initiative, ranging from initial research and analysis, to design and implementation of programs and technology-based solutions, including the provision and delivery of engagement services and programs.

The Company’s major clients are United States (“U.S.”) federal government departments and agencies, most significantly the Department of Health and Human Services, the Department of State, and the Department of Defense. The Company also serves U.S. state and local government departments and agencies, international governments, and commercial clients worldwide. Commercial clients include: airlines, airports, electric and gas utilities, hospitals, health insurers and other health related companies, oil companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local governments, unless otherwise indicated.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 55 offices in the U.S. and more than 10 offices in key markets outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating and reportable segment. Operating results for the six-month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2017 (“the Annual Report”).

Significant Accounting Policies

Goodwill Impairment Test Date

The Company has historically performed its annual goodwill impairment test as of September 30 of each year. For the annual impairment test as of September 30, 2016, the Company performed a qualitative assessment of whether it was more likely than not that the Company’s reporting unit's fair value was less than its carrying amount. After completing the assessment, the Company determined that it was more likely than not that the estimated fair value of the reporting unit exceeded the carrying amount and that no impairment existed as of the assessment date. If the Company had concluded otherwise, a quantitative goodwill impairment test would have been required, which would have included a determination of the fair value of the reporting unit and a comparison of the fair value to its carrying value.

Effective for the annual goodwill impairment test for 2017 and for future testing, the Company will perform the required annual test as of October 1 of each year rather than on September 30. The Company does not believe that the change in the date of the annual goodwill impairment test is a material change in the method of applying an accounting principle nor does it expect that it will result in any delay, acceleration or impact to the results of the impairment testing. The Company believes this date is preferable because it aligns with the timing of the annual strategic planning process which largely occurs during the fourth quarter. Retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions that would be used in those earlier periods. Other than the anticipated change in the date of its annual goodwill impairment test, there have been no other changes to any other significant accounting policy as further described in Note 2, Summary of Significant Accounting Policies, of the Notes to the Consolidated Financial Statements in the Annual Report.

Other Comprehensive Income

Other comprehensive income represents foreign currency translation adjustments arising from the use of differing exchange rates from period to period. The financial positions and results of operations of the Company’s foreign subsidiaries are based on the local currency as the functional currency and are translated to U.S. dollars for financial reporting purposes. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each period-end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments are included in accumulated other comprehensive income (loss) (“AOCI”) in stockholders’ equity in the Company’s consolidated balance sheets.

Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition framework and supersedes almost all existing revenue recognition guidance including industry-specific revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for determining the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures. In August 2015, the FASB issued ASU 2015-14 to amend ASU 2014-09 in order to defer the effective date of the new standard. In accordance with this update, the Company has elected to adopt the requirements of the new standard effective January 1, 2018. The guidance permits the Company to either apply the requirements retrospectively to all prior periods presented (full retrospective), or apply the requirements in the year of adoption through a cumulative adjustment (modified retrospective). Under the full retrospective approach, the 2016 and 2017 financial statements would be adjusted to reflect the effects of adopting the new standard. Under the modified retrospective approach, the new standard would, for the period beginning January 1, 2018, apply to new contracts and those that were not completed as of January 1, 2018. For those contracts not completed as of January 1, 2018, this method will result in a cumulative catch-up adjustment to retained earnings.

The Company has evaluated the impact of adopting ASU 2014-09 on the timing of revenue and expanded disclosure requirements. The Company completed its impact assessment as of June 2017 and has started the implementation phase. Based on this assessment, the Company concluded that, for the majority of its contracts, there is no change in the timing of revenue recognition. However, the new standard will result in a change in revenue timing for performance incentives under certain contracts. Under current guidance, performance incentives are recognized as revenue when specific quantitative goals are achieved, generally at the end of a measurement period. Under the new standard, these incentives are considered variable consideration and the Company will include the most likely amount of the incentives to be earned in the transaction price and recognize revenue associated with the incentives over the term of the agreement. This change is not expected to result in a material change to the Company’s annual revenue since most incentives have a one year measurement period, but the change may accelerate revenue recognized on a quarterly basis. In addition, the new standard changes the guidance regarding principal versus agent revenue reporting which may result in recognition on a gross basis in regards to certain media purchases for the Company’s advertising contracts. Under the gross basis, the Company would recognize as revenue the media cost plus the fee that the Company expects to earn for arranging the purchase, rather than, as in the current practice, to recognize as revenue only the amount of fee that the Company expects to earn. At this time, the Company is in the process of finalizing its evaluation of the impact that the method of adoption will have on its consolidated financial statements and, as a result, has not finalized its adoption method (full retrospective or modified retrospective). Adoption of the new standard will entail successful completion of the implementation phase which includes modifying existing policies, processes and controls as they relate to revenue recognition as well as to the preparation of the required disclosures.

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

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. ASU 2016-18 becomes effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The Company will apply any adjustments retrospectively. Early adoption of the standard is permitted, and the Company anticipates it will early adopt the standard. The Company is evaluating the impact of ASU 2016-18 on its consolidated financial statements resulting from the future adoption of the standard. Restricted cash is currently included within operating cash flows in the consolidated statement of cash flows for all periods presented.

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the measurement of goodwill by eliminating Step 2 from the current goodwill impairment test in the event that there is evidence of an impairment based on qualitative or quantitative assessments. ASU 2017-04 does not change how the goodwill impairment is identified, and the Company will continue to perform a qualitative assessment annually to determine whether the two step impairment test is required. The current accounting standard requires the impairment loss to be recognized under Step 2 of the impairment test. This requires the Company to determine whether the carrying amount of the reporting unit’s goodwill exceeds its implied fair value.  The implied fair value is calculated by assigning the fair value of the reporting unit to all of its assets and liabilities as if it had been acquired in a business combination. The new standard would require the Company to determine the fair value of the reporting unit and subtract the carrying value from the fair value of the reporting unit to determine if there is an impairment. ASU 2017-04 is effective for the Company for fiscal years after December 15, 2019, and early adoption is permitted. ASU 2017-04 is required to be adopted prospectively, and the adoption is effective for annual goodwill impairment tests performed in the year of adoption. The Company is evaluating the impact of ASU 2017-04 on its consolidated financial statements resulting from the adoption of the standard.

NOTE 2 – CONTRACT RECEIVABLES

Contract receivables consisted of the following:

	June 30, 2017	December 31, 2016
Billed	$165,753	$170,436
Unbilled	125,629	113,520
Allowance for doubtful accounts	(3,204)	(2,591)
Contract receivables, net	$288,178	$281,365

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

NOTE 3 - LONG-TERM DEBT

On May 17, 2017, the Company entered into a Fifth Amended and Restated Business Loan and Security Agreement with a syndication of 11 commercial banks (the “Credit Facility”). The Credit Facility: (i) includes modifications to the Company’s Fourth Amended and Restated Business Loan and Security Agreement, (ii) matures on May 17, 2022, (iii) increases the borrowing ceiling up to $600.0 million without a borrowing base requirement, taking into account financial, performance-based limitations, and (iv) provides for an “accordion,” which permits additional revolving credit commitments of up to $300.0 million, subject to lenders’ approval. While the modification of the Credit Facility did not increase our debt outstanding, $106.0 million of funds from new syndicated borrowings was used to pay off or pay down borrowings from syndicate members prior to the loan modification and align the allocation of debt within the syndication. These amounts were included within the “Advances from working capital facilities” and “Payments on working capital facilities” line items in the statement of cash flows for the period ended June 30, 2017.

The Company has the option to borrow funds under the Credit Facility at interest rates based on both LIBOR (1, 3, or 6 month rates) and the Base Rate, at its discretion, plus their applicable margins. Base Rates are fluctuating per annum rates of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, and (iii) the daily LIBOR rate, plus 1.00%. The interest accrued based on LIBOR rates is to be paid on the last business day of the interest period (1, 3, or 6 months), while interest accrued based on the Base Rates is to be paid in quarterly installments. The Credit Facility provides for letters of credit aggregating up to $60.0 million which reduce the funds available under the Credit Facility when issued. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio (as defined, under the Credit Facility) of not more than 3.75 to 1.00 (subject to adjustment, in certain circumstances to 4.00 to 1.00) for each fiscal quarter. As of June 30, 2017, the Company was in compliance with its covenants under the Credit Facility.

As of June 30, 2017, the Company had $278.0 million in long-term debt outstanding, $3.4 million in outstanding letters of credit, and unused borrowing capacity of $318.6 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $184.5 million as of June 30, 2017. The weighted-average interest rate on debt outstanding was 2.6% for the first six months of 2017.

NOTE 4 - INCOME TAXES

The Company’s effective tax rate for each of the three and six month periods ended June 30, 2017 and 2016 was 40.0% and 37.2%, and 36.3% and 36.7%, respectively.

The Company is subject to federal income taxes in the U.S. as well as to taxes in various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s 2013 through 2016 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state and foreign tax returns also remain open under the applicable statute of limitations and are subject to examination for the tax years from 2013 to 2016.

The Company’s total liability for unrecognized tax benefits as of June 30, 2017 was $1.2 million. Included in the balance as of June 30, 2017 was $1.0 million of tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax benefits may decrease by approximately $0.4 million.

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

NOTE 5 - ACCOUNTING FOR STOCK COMPENSATION

The ICF International, Inc. 2010 Omnibus Incentive Plan (as amended, the “Omnibus Plan”) provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors of the Company. As of June 30, 2017, the Company had approximately 1.8 million shares available for grant under the Omnibus Plan. Cash-settled RSUs (“CSRSUs”) have no impact on the shares available for grant under the Omnibus Plan, and on the calculated shares used in earnings per share (“EPS”) calculations.

During the six months ended June 30, 2017, the Company granted to its employees approximately 0.2 million shares in the form of RSUs with an average grant date fair value of $41.35, and the equivalent value of approximately 0.2 million shares in the form of CSRSUs with an average grant date fair value of $41.66. During the six months ended June 30, 2017, the Company also granted approximately 0.1 million shares in the form of performance-based share awards (“PSAs”) to its employees with a grant date fair value of $38.81 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2017 have a performance period from January 1, 2017 through December 31, 2019 and the performance conditions are consistent with the PSAs granted in the prior years, except for a lower assumed compounded annual growth rate in the earnings per share during the performance period and a higher threshold for the Company to maximize performance shares to be awarded. The Company’s performance-based share program is further described in Note 13, Accounting for Stock-Based Compensation, of the Notes to the Consolidated Financial Statements in the Annual Report.

The Company recognized stock-based compensation expense of $4.7 million and $4.9 million for the three months ended June 30, 2017 and 2016, respectively, and $8.2 million and $8.1 million for the six months ended June 30, 2017 and 2016, respectively. Unrecognized compensation expense of approximately $17.0 million as of June 30, 2017 related to unsettled RSUs is expected to be recognized over a weighted-average period of 2.4 years. The unrecognized compensation expense related to CSRSUs totaled approximately $17.5 million at June 30, 2017 and is expected to be recognized over a weighted-average period of 2.3 years. Unrecognized compensation expense related to PSAs of approximately $3.9 million as of June 30, 2017 is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 6 - EARNINGS PER SHARE

EPS is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation is due entirely to the assumed exercise of stock options and the vesting and settlement of RSUs and PSAs. PSAs are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were also the end of the applicable performance period and the result would be dilutive under the treasury stock method.

As of June 30, 2017, the PSAs granted during the year ended December 31, 2015 met the related performance conditions and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2016 and during the six-month period ended June 30, 2017 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.  There were 0 and 0.2 million weighted-average shares primarily associated with stock options, excluded from the calculation of EPS because they were anti-dilutive for the six-month periods ended June 30, 2017 and 2016, respectively.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net Income	$11,937	$10,583	$22,114	$20,474

Weighted-average number of basic shares outstanding during the period	18,775	19,008	18,840	19,001
Dilutive effect of stock options, RSUs, and PSAs	311	285	412	319
Weighted-average number of diluted shares outstanding during the period	19,086	19,293	19,252	19,320

Basic earnings per share	$0.64	$0.56	$1.17	$1.08
Diluted earnings per share	$0.63	$0.55	$1.15	$1.06

NOTE 7 – SHARE REPURCHASE PROGRAM

As part of the Company’s modification of the Credit Facility, the Credit Facility limits on share repurchases were eliminated to permit unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.25 to 1.00.

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

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to the Program’s grant recipients. The State of Louisiana separately supplemented the amount of recovery it is seeking in total to approximately $219.4 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016. The State of Louisiana broadly alleges and seeks recoupment for the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD. In so doing, the Commissioner declined to reach a decision on the merits and stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim. The Commissioner subsequently authorized the parties to proceed on the matter in the previously filed judicial proceeding. The Company continues to believe that this claim has no merit and intends to vigorously defend its position. The Company has therefore not recorded a liability.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in the forward-looking statements, including, but not limited to:

•	dependence on contracts with federal, state and local, and international governments, agencies and departments for the majority of our revenue;

•

failure by Congress or other governmental bodies to approve budgets in a timely fashion and reductions in government spending, including, but not limited to, budgetary cuts resulting from automatic sequestration under the Budget Control Act of 2011;

•	The current Presidential Administration may make substantial changes to fiscal and tax policies that may adversely affect the business;

•	results of routine and non-routine government audits and investigations;

•	dependence of commercial work on certain sectors of the global economy that are highly cyclical;

•	failure to receive the full amount of our backlog;

•	difficulties in integrating acquisitions generally;

•	risks resulting from expanding service offerings and client base;

•	the lawsuit filed by the State of Louisiana seeking approximately $219.4 million in alleged overpayments from the Road Home contract; and

•	additional risks as a result of having international operations.

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

The terms “we,” “our,” “us,” and the “Company,” as used throughout this Quarterly Report, refer to ICF International, Inc. and its subsidiaries, unless otherwise indicated. The term “federal” or “federal government” refers to the United States (“U.S.”) federal government, and “state and local” or “state and local government” refers to U.S. state and local governments, unless otherwise indicated. The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on February 28, 2017 (our “Annual Report”).

OVERVIEW AND OUTLOOK

We provide professional services, including management, technology, and policy consulting and implementation services, to government and commercial clients. We help our clients conceive, develop, implement, and improve solutions that address complex natural resource, social, and public safety issues. Our services primarily support clients that operate in four key markets:

•	Energy, Environment, and Infrastructure;

•	Health, Education and Social Programs;

•	Safety and Security; and

•	Consumer and Financial.

We provide services that deliver value throughout the entire life cycle of a policy, program, project, or initiative, ranging from initial research and analysis to design and implementation of programs and technology-based solutions, to the provision of engagement services and programs. Our key services include:

•	Research and Analytic Services;

•	Assessment and Advisory Services;

•	Design and Management Services;

•	Solution Identification and Implementation Services; and

•	Engagement Services.

Our clients utilize our services because we offer a combination of deep subject matter expertise, technical solutions, and institutional experience. We believe that our domain expertise and the program knowledge developed from our research and analytic, and assessment and advisory engagements further position us to provide a full suite of services.

We report operating results and financial data as a single segment based on the consolidated information used by our chief operating decision-maker in evaluating the financial performance of our business and allocating resources. Our single segment represents our core business – professional services for government and commercial clients. Although we describe our multiple service offerings and client markets to provide a better understanding of our business operations, we offer integrated solutions, pulling from resources across our Company and, accordingly, do not manage our business or allocate our resources based on those service offerings or client market areas.

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

While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers. Administrative and legislative actions by the federal government could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. However, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the federal government as well as to state and local and international governments and commercial clients.

Employees and Offices:

We have more than 5,000 employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, more than 55 regional offices throughout the U.S. and more than 10 offices in key markets outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

CRITICAL ACCOUNTING POLICIES

Goodwill and Other Intangible Assets

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired, less liabilities assumed, based upon their respective fair values, with the excess recorded as goodwill. Goodwill represents the excess of the purchase price over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. Instead, we test them annually for impairment, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment if impairment indicators arise. As of June 30, 2017, goodwill and intangible assets were $685.1 million and $40.7 million, respectively.

We performed our annual goodwill impairment test as of the last day of the third quarter, September 30, of each year. Effective for our annual goodwill impairment test for 2017 and going forward, we will perform the test as of October 1 of each year, the first day of the fourth quarter. We believe that this date is preferable because it aligns with the timing of our annual strategic planning process which largely occurs in the fourth quarter. We do not believe that the change in the date of our annual goodwill impairment test is a material change in our method of applying the relevant accounting principle.

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

Recent Accounting Pronouncements

Recent accounting standards are discussed in “Note 1 – Nature of Operations and Basis of Presentation—Recent Accounting Pronouncements” of the Notes to Consolidated Financial Statements in this Quarterly Report.

SELECTED KEY METRICS

Client Markets

The table below shows our revenue generated from each client market and such revenue as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Dollars (In Thousands)	Percent	Dollars (In Thousands)	Percent	Dollars (In Thousands)	Percent	Dollars (In Thousands)	Percent
Energy, environment, and infrastructure	$122,472	40%	$116,581	38%	$242,271	40%	$223,073	38%
Health, education, and social programs	125,401	41%	132,208	44%	248,827	41%	256,472	44%
Safety and security	26,560	9%	25,199	8%	51,429	9%	48,638	8%
Consumer and financial	31,959	10%	31,431	10%	60,160	10%	60,835	10%
Total	$306,392	100%	$305,419	100%	$602,687	100%	$589,018	100%

Client mix

We categorize our clients into two client classifications: government and commercial. Within the government classification, we present three types of client sub-classifications: federal government, state and local government, and international government. We also serve a variety of commercial clients worldwide. The table below shows our revenue by client type and revenue as a percentage of total revenue for the periods indicated.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Dollars (In Thousands)	Percent	Dollars (In Thousands)	Percent	Dollars (In Thousands)	Percent	Dollars (In Thousands)	Percent
U.S. federal government	$141,309	46%	$148,364	49%	$279,388	46%	$285,587	49%
U.S. state and local government	35,931	12%	34,323	11%	69,298	11%	66,193	11%
International government	20,493	7%	20,318	6%	39,969	7%	38,558	6%
Government	197,733	65%	203,005	66%	388,655	64%	390,338	66%
Commercial	108,659	35%	102,414	34%	214,032	36%	198,680	34%
Total	$306,392	100%	$305,419	100%	$602,687	100%	$589,018	100%

Contract mix

We utilize three main types of contracts: Time-and-materials; Fixed-price; and Cost-based. For additional information regarding the types of contracts we utilize, see the “Contract Mix” section in Part II “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report. Our contract mix varies from year to year and quarter to quarter due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract. The table below shows our revenue by contract type and revenue as a percentage of our total revenue for the periods indicated.

	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016		Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	Dollars (In Thousands)	Percent	Dollars (In Thousands)	Percent	Dollars (In Thousands)	Percent	Dollars (In Thousands)	Percent
Time-and-materials	$129,132	42%	$133,984	44%	$257,607	43%	$255,711	44%
Fixed-price	121,118	40%	111,456	36%	234,995	39%	219,873	37%
Cost-based	56,142	18%	59,979	20%	110,085	18%	113,434	19%
Total	$306,392	100%	$305,419	100%	$602,687	100%	$589,018	100%

Contract backlog

Our funded and estimates of unfunded and total backlog on the dates indicated were as follows:

	June 30,
(in millions)	2017	2016	December 31, 2016
Funded	$927.0	$810.6	$1,020.3
Unfunded	1,104.1	1,106.6	1,102.4
Total	$2,031.1	$1,917.2	$2,122.7

There were no backlog amounts in either 2017 or 2016 for which the contract award was under protest.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017, Compared to Three Months Ended June 30, 2016

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Three Months Ended June 30,				Year-to-Year Change for Three Months Ended
	2017	2016	2017	2016	June 30, 2016 and 2017
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percentages
Revenue	$306,392	$305,419	100.0%	100.0%	$973	0.3%
Direct Costs	190,896	194,188	62.3%	63.6%	(3,292)	(1.7)%
Operating Costs and Expenses
Indirect and selling expenses	86,240	84,641	28.1%	27.7%	1,599	1.9%
Depreciation and amortization	4,299	4,084	1.4%	1.4%	215	5.3%
Amortization of intangible assets	2,749	3,148	0.9%	1.0%	(399)	(12.7)%
Total Operating Costs and Expenses	93,288	91,873	30.4%	30.1%	1,415	1.5%
Operating Income	22,208	19,358	7.3%	6.3%	2,850	14.7%

Interest expense	(2,537)	(2,460)	(0.8)%	(0.8)%	(77)	3.1%
Other expense	226	(57)	—	—	283	(496.5)%
Income before Income Taxes	19,897	16,841	6.5%	5.5%	3,056	18.1%
Provision for Income Taxes	7,960	6,258	2.6%	2.0%	1,702	27.2%
Net Income	$11,937	$10,583	3.9%	3.5%	$1,354	12.8%

Revenue. Revenue for the three months ended June 30, 2017 was $306.4 million, compared to $305.4 million for the three months ended June 30, 2016, representing an increase of $1.0 million or 0.3%. The increase was primarily attributable to the $6.2 million increase in commercial revenue driven by growth from our energy, environment and infrastructure clients.  The increase in commercial revenue was partially offset by a decrease of $5.3 million in government revenue primarily as a result of lower pass-through activity from our federal government clients in health, education, and social programs and energy, environment, and infrastructure programs. The growth in revenues across client types has primarily come from services provided to our clients who work within the energy, environment and infrastructure market offset by those in health, education, and social programs.

Direct Costs. Direct costs for the three months ended June 30, 2017 were $190.9 million compared to $194.2 million for the three months ended June 30, 2016, a decrease of $3.3 million or 1.7%. The decrease in direct costs was primarily attributable to a $2.5 million decrease in direct labor and associated fringe benefits. Effective January 1, 2017, in order to be consistent with updated cost accounting requirements under U.S. governmental cost accounting standards, we changed our labor cost allocation methodology for all contracts which resulted in the classification of certain labor and associated fringe costs as indirect and selling expenses rather than direct costs. For the three months ended June 30, 2017, this change in methodology resulted in the classification of an estimated $2.5 million as indirect and selling expenses that would have been previously reported as direct costs in the prior year. This change in methodology did not affect operating income. Direct costs as a percent of revenue decreased to 62.3% for the three months ended June 30, 2017, compared to 63.6% for the three months ended June 30, 2016.

Indirect and selling expenses. Indirect and selling expenses for the three months ended June 30, 2017 were $86.2 million compared to $84.6 million for the three months ended June 30, 2016, an increase of $1.6 million or 1.9%. The increase in indirect and selling expenses was primarily due to a $2.8 million increase in indirect compensation costs partially offset by a $1.1 million decrease primarily in general and administrative costs during the three months ended June 30, 2017. The increase in the indirect compensation costs was primarily driven by the change in labor cost allocation methodology previously mentioned. Indirect and selling expenses as a percent of revenue increased to 28.1% for the three months ended June 30, 2017, compared to 27.7% for the three months ended June 30, 2016.

Depreciation and amortization. Depreciation and amortization was $4.3 million for the three months ended June 30, 2017 compared to $4.1 million for the three months ended June 30, 2016, an increase of $0.2 million or 5.3%.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2017 was $2.7 million compared to $3.1 million for the three months ended June 30, 2016. The $0.4 million decrease was primarily due to reduced levels of intangible assets amortization associated with prior acquisitions.

Operating Income. Operating income was $22.2 million for the three months ended June 30, 2017 compared to $19.4 million for the three months ended June 30, 2016, an increase of $2.8 million or 14.7%. Operating income as a percentage of revenue increased to 7.3% for the three months ended June 30, 2017, compared to 6.3% for the same period in 2016. The changes were largely due to increases in the productivity of our labor which improved the profitability of the business.

Interest expense. For each of the three months ended June 30, 2017 and 2016, interest expense was $2.5 million. For the three months ended June 30, 2017, a combination of slightly higher weighted-average interest rate and lower average debt balances resulted in interest expense comparable to the same period in 2016.

Provision for Income Taxes. For the three months ended June 30, 2017, income tax expense was $8.0 million compared to $6.3 million for the three months ended June 30, 2016, an increase of $1.7 million or 27.2%. The increase in income tax expense was primarily due to an increase in profitability in the three months ended June 30, 2017 compared to the three months end June 30, 2016. The effective income tax rate for the three months ended June 30, 2017 and June 30, 2016, was 40.0% and 37.2%, respectively. The increase in the effective income tax rate was due primarily to a combination of higher tax expense in the second quarter of 2017 related to equity-based compensation, as compared with the state tax credits, foreign return to provision adjustments, and lower tax expense related to equity-based compensation in the second quarter of 2016. Our effective rate, including state and foreign taxes net of federal benefit, for the quarter ended June 30, 2017 was higher than the statutory tax rate primarily due to an increase in tax expense of $0.2 million resulting from forfeitures of equity-based compensation.

Six Months Ended June 30, 2017, Compared to Six Months Ended June 30, 2016

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Six Months Ended June 30,				Year-to-Year Change for Six Months Ended
	2017	2016	2017	2016	June 30, 2016 and 2017
	Dollars (In Thousands)		Percentages		Dollars (In Thousands)	Percentages
Revenue	$602,687	$589,018	100.0%	100.0%	$13,669	2.3%
Direct Costs	374,503	371,387	62.1%	63.1%	3,116	0.8%
Operating Costs and Expenses
Indirect and selling expenses	175,042	166,200	29.0%	28.2%	8,842	5.3%
Depreciation and amortization	8,818	8,103	1.5%	1.4%	715	8.8%
Amortization of intangible assets	5,483	6,276	0.9%	1.0%	(793)	(12.6)%
Total Operating Costs and Expenses	189,343	180,579	31.4%	30.6%	8,764	4.9%
Operating Income	38,841	37,052	6.5%	6.3%	1,789	4.8%

Interest expense	(4,488)	(4,905)	(0.7)%	(0.8)%	417	(8.5)%
Other income	335	218	—	—	117	53.7%
Income before Income Taxes	34,688	32,365	5.8%	5.5%	2,323	7.2%
Provision for Income Taxes	12,574	11,891	2.1%	2.0%	683	5.7%
Net Income	$22,114	$20,474	3.7%	3.5%	$1,640	8.0%

Revenue. Revenue for the six months ended June 30, 2017 was $602.7 million, compared to $589.0 million for the six months ended June 30, 2016, representing an increase of $13.7 million or 2.3%. The increase was primarily attributable to a $15.4 million increase in commercial revenue driven by growth from our energy, environment and infrastructure clients.  The increase in commercial revenue was partially offset by a slight decrease of $1.7 million in government revenue, primarily as a result of lower pass-through activity. The growth in revenues across client types has primarily come from services provided to our clients who work within the energy, environment and infrastructure market offset by those in health, education, and social programs.

Direct Costs. Direct costs for the six months ended June 30, 2017 were $374.5 million compared to $371.4 million for the six months ended June 30, 2016, an increase of $3.1 million or 0.8%. The increase in direct costs was primarily attributable to a $3.8 million increase in subcontractor and other direct costs due to the growth in our year-over-year revenues offset by a $0.7 million decrease in direct labor and associated fringe benefits. For the six months ended June 30, 2017, the change in labor cost allocation methodology described above resulted in classification of an estimated $5.0 million as indirect and selling expenses that would have been previously reported as direct costs in the prior year. This change in methodology did not affect operating income. Direct costs as a percent of revenue decreased to 62.1% for the six months ended June 30, 2017, compared to 63.1% for the six months ended June 30, 2016.

Indirect and selling expenses. Indirect and selling expenses for the six months ended June 30, 2017 were $175.0 million compared to $166.2 million for the six months ended June 30, 2016, an increase of $8.8 million or 5.3%. The increase in indirect and selling expenses was primarily due to a $6.6 million increase in indirect compensation costs and a $2.3 million increase in general and administrative costs during the six months ended June 30, 2017 which resulted from year-over-year growth in revenues and by the change in labor cost allocation methodology described above. The increase in general and administrative costs was primarily due to $1.6 million of facility consolidations related to reductions in office space utilized at our corporate headquarters. The facility consolidations expense consisted of the following: (i)(a) discounted future lease payments for leased property no longer in service, net of anticipated sublease payments; (b) restoration costs; and (c) build out costs and commissions related to the subleases; less (ii) any deferred rent associated with the leases. The associated facility consolidations reserve will be amortized over the life of the designated leases as lease payments are made and will reduce the future income statement impact of these payments through 2022. Indirect and selling expenses as a percent of revenue increased to 29.0% for the six months ended June 30, 2017, compared to 28.2% for the six months ended June 30, 2016.

Depreciation and amortization. Depreciation and amortization was $8.8 million for the six months ended June 30, 2017 compared to $8.1 million for the six months ended June 30, 2016, an increase of $0.7 million or 8.8%. The increase in depreciation and amortization was due in part to a $0.2 million charge to accelerated depreciation and amortization of assets associated with the facility consolidations taken in the first quarter of 2017.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2017 was $5.5 million compared to $6.3 million for the six months ended June 30, 2016. The $0.8 million decrease was primarily due to reduced levels of intangible assets amortization associated with prior acquisitions.

Operating Income. Operating income was $38.8 million for the six months ended June 30, 2017 compared to $37.1 million for the six months ended June 30, 2016, an increase of $1.8 million or 4.8%. The change was largely due to the increase in operating revenues, partially offset by an increase in operating costs, which included $1.8 million in expenses related to facility consolidations. Operating income as a percent of revenue increased to 6.5% for the six months ended June 30, 2017, compared to 6.3% for the same period in 2016.

Interest expense. For the six months ended June 30, 2017, interest expense was $4.5 million, compared to $4.9 million for the six months ended June 30, 2016, a decrease of $0.4 million or 8.5%. The decrease was primarily due to lower average debt balances outstanding for the six months ended June 30, 2017 compared to the six months ended June 30, 2016, partially offset by a slight increase in our weighted average interest rate and additional amortization of unamortized loan costs related to the Credit Facility modification.

Provision for Income Taxes. For the six months ended June 30, 2017, income tax expense was $12.6 million compared to $11.9 million for the six months ended June 30, 2016, an increase of $0.7 million or 5.7%. The effective income tax rate for the six months ended June 30, 2017 and June 30, 2016, was 36.3% and 36.7%, respectively. Our effective rate, including state and foreign taxes net of federal benefit, for the six-months ended June 30, 2017 was lower than the statutory tax rate primarily due to significant excess tax benefits of $1.0 million recognized due to the annual vesting, forfeitures, and exercise of equity-based compensation.

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

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2017	2016	2017	2016
Revenue	$306,392	$305,419	$602,687	$589,018
Subcontractor and other direct costs	(81,446)	(83,052)	(157,980)	(154,221)
Service revenue	$224,946	$222,367	$444,707	$434,797

EBITDA and Adjusted EBITDA

Earnings before interest and other income and/or expense, tax, and depreciation and amortization (“EBITDA”) is a measure we use to evaluate performance. We believe EBITDA is useful in assessing ongoing trends in our operating performance and, as a result, may provide greater visibility in understanding our operating performance.

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

EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP and should not be used as alternatives to net income as a measure of operating performance. This presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, capital expenditures, and debt service.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	(in thousands)
	2017	2016	2017	2016
Net income	$11,937	$10,583	$22,114	$20,474
Other (income) expense	(226)	57	(335)	(218)
Interest expense	2,537	2,460	4,488	4,905
Provision for income taxes	7,960	6,258	12,574	11,891
Depreciation and amortization	7,048	7,232	14,301	14,379
EBITDA	29,256	26,590	53,142	51,431
Special charges related to severance for staff realignment	577	1,086	577	1,086
Special charges related to facility consolidations and office closures	21	55	1,719	55
Adjusted EBITDA	$29,854	$27,731	$55,438	$52,572

Non-GAAP Earnings per Share

Non-GAAP earnings per share (“EPS”) represents diluted EPS excluding the impact of certain items such as severance for staff realignment, and facility consolidations and office closures (which are also excluded from Adjusted EBITDA as described further above), as well as the impact of amortization of intangible assets related to our acquisitions. While these adjustments may be recurring and not infrequent or unusual, we do not consider these adjustments to be indicative of the performance of our ongoing operations. Non-GAAP EPS is not a recognized term under U.S. GAAP and is not an alternative to basic or diluted EPS as a measure of performance. This presentation of Non-GAAP EPS may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe that the supplemental adjustments applied in calculating Non-GAAP EPS are reasonable and appropriate to provide additional information to investors.

The following table presents a reconciliation of diluted EPS to Non-GAAP EPS for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Diluted EPS	$0.63	$0.55	$1.15	$1.06
Special charges related to severance for staff realignment	0.03	0.06	0.03	0.06
Special charges related to facility consolidations and office closures	—	—	0.10	—
Amortization of intangibles	0.14	0.16	0.28	0.32
Income tax effects(1)	(0.07)	(0.08)	(0.15)	(0.14)
Non-GAAP EPS	$0.73	$0.69	$1.41	$1.30
(1)

Income tax effects were calculated using an effective U.S. GAAP tax rate of 40.0% and 37.3% for the three months ended June 30, 2017 and 2016, respectively, and an effective tax rate of 36.3% and 36.7% for the first six months ended June 30, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings. We entered into a Fifth Amended and Restated Business Loan and Security Agreement with a syndication of 11 commercial banks on May 17, 2017 (the “Credit Facility”). The Credit Facility: (i) includes modifications to our Fourth Amended and Restated Business Loan and Security Agreement; (ii) matures on May 17, 2022; (iii) increases the borrowing ceiling up to $600.0 million without a borrowing base requirement, taking into account financial and performance-based limitations and (iv) provides for an “accordion,” which permits additional revolving credit commitments of up to $300.0 million, subject to lenders’ approval.

The Credit Facility provides for letters of credit aggregating up to $60.0 million which reduce the funds available under the revolving line of credit when issued. The Credit Facility is collateralized by substantially all of our assets and requires that we remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that we maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio (as defined under the Credit Facility) of not more than 3.75 to 1.00 (subject to adjustment, in certain circumstances, to 4.00 to 1.00) for each fiscal quarter. As of June 30, 2017, we were in compliance with our covenants under the Credit Facility.

As of June 30, 2017, we had $278.0 million in long-term debt outstanding and 10 outstanding letters of credit totaling $3.4 million, resulting in unused borrowing capacity of $318.6 million on our Credit Facility (excluding the accordion), which is available for our working capital needs and for other purposes. Taking into account certain financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $184.5 million as of June 30, 2017.

We have the option to borrow funds under the Credit Facility at interest rates based on both LIBOR (1, 3, or 6 month rates) and the Base Rate, at our discretion, plus their applicable margins. Base Rates are fluctuating per annum rates of interest equal to the highest of: (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, and (iii) the daily LIBOR rate, plus 1.00%. The weighted-average interest rate on debt outstanding increased to 2.6% for the first six months of 2017 compared to 2.5% for the first six months of 2016, as a result of the interest rate markets.

We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, and organic growth. We continuously analyze our capital structure to ensure we have sufficient capital to fund future strategic acquisitions. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources both from debt and equity sources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if we need additional borrowings or capital. We also believe that the combination of internally-generated funds, available bank borrowings, as well as cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, potential acquisitions, customary capital expenditures, and other current working capital requirements.

Financial Condition. There were several changes in our balance sheet during the six months ended June 30, 2017. Cash and cash equivalents increased to $9.5 million on June 30, 2017, from $6.0 million on December 31, 2016 and is further discussed in “Cash Flow” below. Contract receivables, net, increased $6.8 million compared to December 31, 2016, while days-sales-outstanding decreased from 78 days for the quarter ending December 31, 2016, to 77 days for the quarter ending June 30, 2017, primarily due to a reduction of temporary timing differences in client collections. Accounts payable, accrued expenses and accrued salaries and benefits decreased $9.9 million, $8.1 million, and $3.2 million, respectively, due to timing of payments. Long-term debt increased to $278.0 million on June 30, 2017, from $259.4 million on December 31, 2016, primarily due to the net repurchase of treasury stock of $25.3 million. We generally utilize cash flow from operations as our prime source of funding and turn to our Credit Facility to fund temporary fluctuations such as increases in accounts receivable, reductions in accounts payable and accrued expenses, and the purchase of treasury stock.

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

Share Repurchase Program. The Board of Directors approved a share repurchase plan (which expires November 4, 2017) under our share repurchase program (which expires December 29, 2017). The plan authorizes share repurchases in the aggregate up to $75.0 million. Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the six months ended June 30, 2017, we repurchased 515,235 shares under this program at an average price of $44.91 per share. As of June 30, 2017, approximately $33.3 million remained available for share repurchases.

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the six months ended June 30, 2017 and June 30, 2016:

	Six months ended June 30,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$17,242	$15,737
Net cash used in investing activities	(6,174)	(7,856)
Net cash used in by financing activities	(7,976)	(5,185)
Effect of exchange rate changes on cash	359	405
Net increase in cash and cash equivalents	$3,451	$3,101

The primary factors affecting our operating cash flow are the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage our vendor payments. Operating activities provided $17.2 million in cash for the six months ended June 30, 2017 compared to cash provided by operating activities of $15.7 million for the six months ended June 30, 2016. Cash flows provided by operations for the six months ended June 30, 2017 were positively impacted by higher net income and negatively impacted by the timing of payment of operating liabilities relative to the quarter end date and a net increase in our contract receivables. Operating liabilities were impacted by an additional payroll during the six months ended June 30, 2017 compared to the same period in the prior year.

Investing activities used cash of $6.2 million for the six months ended June 30, 2017, compared to $7.9 million for the six months ended June 30, 2016. The cash used in investing activities for the six months ended June 30, 2017 and 2016 was primarily for capital expenditures.

For the six months ended June 30, 2017, cash flows used in financing activities of $8.0 million was largely attributable to cash used for net payments for stockholder issuances and buybacks of $25.2 million, partially offset by net advances on our Credit Facility of $18.6 million. For the six months ended June 30, 2016, cash flows used in financing activities of $5.2 million was largely attributable to cash used for net payments for stock issuances and buybacks of $10.7 million, primarily representing shares repurchased under our share repurchase program, partly offset by $6.4 million in net advances on our Credit Facility, primarily as a result of working capital needs.

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

The table below summarizes our contractual obligations as of June 30, 2017 that require us to make future cash payments. For contractual obligations, we include payments that we have an unconditional obligation to make.

	Payments due by Period (in thousands)
	Total	Less than 1 year	1 to 3 years	3 to 5 Years	More than 5 years
Long-term debt obligation (1)	$318,415	$8,286	$16,572	$293,557	$—
Rent of facilities	196,618	35,574	64,862	58,298	37,884
Operating lease obligations	2,457	1,212	1,119	126	—
Capital expenditure obligations	4,863	4,566	297	—	—
Total	$522,353	$49,638	$82,850	$351,981	$37,884

(1) Represents the obligation for principal and variable interest payments related to our Credit Facility assuming that the principal amount outstanding and interest rates at June 30, 2017 remain fixed through maturity. These assumptions are subject to change in future periods.

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

An update on litigation related to our Road Home contract is discussed in “Note 8— Commitments and Contingencies — Road Home Contract” of the Notes to Consolidated Financial Statements in this Quarterly Report.

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

Issuances of Common Stock. For the three months ended June 30, 2017, a total of 3,880 shares of unregistered common stock, valued at an aggregate of $156,752 were issued to six of our directors for director-related compensation on April 3, 2017. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for the three months ended June 30, 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 – April 30	45,400	$42.85	45,400	25,958,697
May 1 – May 31	48,556	$46.63	47,950	35,979,696
June 1 – June 30	57,322	$46.61	57,322	33,307,804
Total	151,278	$45.49	150,672

(1)

The total number of shares purchased of 151,278 includes shares repurchased pursuant to our share repurchase program described further in footnote (2) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended June 30, 2017, we repurchased 606 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $47.16 per share.

(2)

The share repurchase plan, expiring on November 4, 2017, authorizes share repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under the Credit Facility. As part of the Company’s modification of the Credit Facility, the limits on share repurchases were eliminated except that our Leverage Ratio, prior to and after giving effect to any repurchase, must not be greater than 3.25 to 1.00. The elimination of limitations under the old Credit Facility allowed for an increase in the value of shares that may be purchased under the Plans or Programs in May and June 2017 up to the full amount authorized by the Board of Directors. During the three months ended June 30, 2017, we repurchased 150,672 shares under the stock repurchase plan at an average price of $45.48 per share.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed June 2, 2017).

10.1	Fifth Amended and Restated Business Loan and Security Agreement, dated May 17, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 18, 2017).

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a). *

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a). *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 3, 2017	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 3, 2017	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)