Form 10-Q
period 2017-09-30
ICF International, Inc.
filed 2017-11-03
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of October 27, 2017, there were 18,642,406 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC.

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2017

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,485	$6,042
Contract receivables, net	288,060	281,365
Prepaid expenses and other	12,902	11,724
Income tax receivable	1,598	—
Total current assets	309,045	299,131
Total property and equipment, net	36,027	40,484
Other assets:
Goodwill	685,922	683,683
Other intangible assets, net	37,971	46,129
Restricted cash	1,251	1,843
Other assets	17,431	14,301
Total Assets	$1,087,647	$1,085,571

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$62,604	$70,586
Accrued salaries and benefits	54,807	39,763
Accrued expenses and other current liabilities	44,377	52,631
Deferred revenue	34,485	29,394
Income tax payable	—	106
Total Current Liabilities	196,273	192,480
Long-term Liabilities:
Long-term debt	230,080	259,389
Deferred rent	14,970	15,600
Deferred income taxes	47,160	39,114
Other	14,378	12,984
Total Liabilities	502,861	519,567

Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 22,009,402 and 21,663,432 shares issued; 18,639,314 and 19,021,262 shares outstanding as of September 30, 2017 and December 31, 2016, respectively	22	22
Additional paid-in capital	305,394	292,427
Retained earnings	407,696	371,890
Treasury stock	(121,716)	(88,695)
Accumulated other comprehensive loss	(6,610)	(9,640)
Total Stockholders’ Equity	584,786	566,004
Total Liabilities and Stockholders’ Equity	$1,087,647	$1,085,571

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenue	$305,301	$306,520	$907,988	$895,538
Direct Costs	189,992	191,310	564,495	562,697
Operating costs and expenses:
Indirect and selling expenses	84,558	84,193	259,600	250,393
Depreciation and amortization	4,613	4,130	13,431	12,233
Amortization of intangible assets	2,742	3,111	8,225	9,387
Total operating costs and expenses	91,913	91,434	281,256	272,013

Operating income	23,396	23,776	62,237	60,828
Interest expense	(2,175)	(2,407)	(6,663)	(7,312)
Other (expense) income	(311)	732	24	950
Income before income taxes	20,910	22,101	55,598	54,466
Provision for income taxes	7,218	8,664	19,792	20,555
Net income	$13,692	$13,437	$35,806	$33,911

Earnings per Share:
Basic	$0.73	$0.71	$1.90	$1.79
Diluted	$0.72	$0.70	$1.86	$1.75

Weighted-average Shares:
Basic	18,666	18,965	18,807	18,989
Diluted	19,024	19,329	19,218	19,345

Other comprehensive income (loss), net of tax	558	(165)	3,030	(3,108)
Comprehensive income, net of tax	$14,250	$13,272	$38,836	$30,803

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities
Net income	$35,806	$33,911
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash equity compensation	8,158	7,674
Depreciation and amortization	21,655	21,620
Facilities consolidation reserve	1,351	—
Deferred taxes and other adjustments, net	7,473	5,223
Changes in operating assets and liabilities:
Contract receivables, net	(3,876)	(18,286)
Prepaid expenses and other assets	(2,835)	(4,875)
Accounts payable	(8,822)	(4,387)
Accrued salaries and benefits	14,795	18,921
Accrued expenses and other current liabilities	(9,996)	3,779
Deferred revenue	4,470	160
Income tax receivable and payable	(1,710)	(5,567)
Other liabilities	3,815	(386)
Net Cash Provided by Operating Activities	70,284	57,787

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(8,475)	(10,654)
Payments for business acquisitions, net of cash received	(92)	—
Net Cash Used in Investing Activities	(8,567)	(10,654)

Cash Flows from Financing Activities
Advances from working capital facilities	460,875	360,947
Payments on working capital facilities	(490,184)	(391,285)
Payments on capital expenditure obligations	(3,394)	(3,030)
Debt issue costs	(1,591)	—
Proceeds from exercise of options	4,722	2,104
Net payments for stockholder issuances and buybacks	(32,934)	(13,408)
Net Cash Used in Financing Activities	(62,506)	(44,672)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	640	(596)

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(149)	1,865
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	7,885	9,109
Cash, Cash Equivalents, and Restricted Cash, End of Period	$7,736	$10,974

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$6,042	$6,085
Income taxes	$15,085	$15,137

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

NOTE 1 - NATURE OF OPERATIONS AND BASIS OF PRESENTATION

Nature of Operations

ICF International, Inc. and its subsidiaries (collectively, the “Company”) provide professional services, including management, technology, and policy consulting and implementation services, to government, and commercial clients that operate in four key markets: energy, environment, and infrastructure; health, education and social programs; safety and security; and consumer and financial. The Company offers a full range of services to these clients throughout the entire life cycle of a policy, program, project or initiative, ranging from initial research and analysis, to design and implementation of programs and technology-based solutions, including the provision and delivery of engagement services and programs.

The Company’s major clients are United States (“U.S.”) federal government departments and agencies, most significantly the Department of Health and Human Services, the Department of State, and the Department of Defense. The Company also serves U.S. state and local government departments and agencies, international governments, and commercial clients worldwide. Commercial clients include: airlines, airports, electric and gas utilities, hospitals, health insurers and other health-related companies, oil companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local governments, unless otherwise indicated.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 55 offices in the U.S. and more than 10 offices in key markets outside the U.S., including offices in the United Kingdom, Belgium, China, India, and Canada.

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating and reportable segment. Operating results for the three and nine-months period ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2016, and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2017 (the “Annual Report”).

Reclassifications

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications were immaterial to the financial statements taken as a whole.

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

Effective for the annual goodwill impairment test for 2017 and for future testing, the Company will perform the required annual test as of October 1 of each year rather than on September 30. The Company does not believe that the change in the date of the annual goodwill impairment test is a material change in the method of applying an accounting principle nor does it expect that it will result in any delay, acceleration or impact to the results of the impairment testing. The Company believes this date is preferable because it aligns with the timing of the annual planning process which largely occurs during the fourth quarter. Retrospective application to prior periods is impracticable as the Company is unable to objectively determine, without the use of hindsight, the assumptions that would be used in those earlier periods. Other than the anticipated change in the date of its annual goodwill impairment test, there have been no other changes to any other significant accounting policy as further described in “Note 2—Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” in the Annual Report.

Other Comprehensive Income

Other comprehensive income represents foreign currency translation adjustments arising from the use of differing exchange rates from period to period and the change in the fair value of the derivatives which are designated as a cash flow hedges. The financial positions and results of operations of the Company’s foreign subsidiaries are based on the local currency as the functional currency and are translated to U.S. dollars for financial reporting purposes. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each period-end. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments are included in accumulated other comprehensive income (“AOCI”) in stockholders’ equity in the Company’s consolidated balance sheets.

The activity included in other comprehensive income (loss) in the Company’s consolidated statements of comprehensive income for each period reported is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Foreign currency translation adjustments	$330	$(165)	$2,802	$(3,108)
Change in fair value of derivative designated as cash flow hedge	228	—	228	—
Other comprehensive income (loss), net of tax (1)	$558	$(165)	$3,030	$(3,108)
(1)

Net of tax of $0.6 million and $1.6 million for the three months ended September 30, 2017 and 2016, respectively, and $1.3 million and $3.0 million for the nine months ended September 30, 2017 and 2016, respectively.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments that addressed eight specific cash flow issues to reduce the existing diversity in practice.  During the third quarter of 2017, the Company elected to early adopt ASU 2016-15, which did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (a consensus of the FASB Emerging Issues Task Force), which requires entities to show the changes in the total of cash, cash equivalents, restricted cash, and restricted cash equivalents in the statement of cash flows. As a result, entities will no longer present transfers between cash and cash equivalents and restricted cash and cash equivalents in the statement of cash flows. During the third quarter of 2017, the Company elected to early adopt ASU 2016-18 retrospectively, with adjustments to the 2017 and 2016 fiscal years’ consolidated statements of cash flows reflected as of the beginning of the fiscal years.  The impact of the adoption on the Company’s previously reported consolidated statements of cash flows is summarized as follows:

	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
	As Reported	As Adjusted	As Reported	As Adjusted
Restricted cash	$603	$—	$(12)	$—
Net Cash Provided by (Used in) Operating Activities	6,705	6,102	(13,377)	(13,365)
Effect of exchange rate changes on cash	41	34	449	449
Increase in Cash and Cash Equivalents	2,165	—	1,612	—
Increase in Cash, Cash Equivalents, and Restricted Cash	—	1,569	—	1,624
Cash and Cash Equivalents, Beginning Period	6,042	—	7,747	—
Cash, Cash Equivalents, and Restricted Cash, Beginning Period	—	7,885	—	9,109
Cash and Cash Equivalents, End of Period	8,207	—	9,359	—
Cash, Cash Equivalents, and Restricted Cash, End of Period	—	9,454	—	10,733

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
	As Reported	As Adjusted	As Reported	As Adjusted
Restricted cash	$597	$—	$(3)	$—
Net Cash Provided by Operating Activities	17,242	16,645	15,737	15,740
Effect of exchange rate changes on cash	359	367	405	405
Increase in Cash and Cash Equivalents	3,451	—	3,101	—
Increase in Cash, Cash Equivalents, and Restricted Cash	—	2,862	—	3,104
Cash and Cash Equivalents, Beginning Period	6,042	—	7,747	—
Cash, Cash Equivalents, and Restricted Cash, Beginning Period	—	7,885	—	9,109
Cash and Cash Equivalents, End of Period	9,493	—	10,848	—
Cash, Cash Equivalents, and Restricted Cash, End of Period	—	10,747	—	12,213

	Nine Months Ended September 30, 2016
	As Reported	As Adjusted
Other adjustments, net	5,254	5,223
Net Cash Provided by Operating Activities	57,818	57,787
Effect of exchange rate changes on cash	(592)	(596)
Increase (Decrease) in Cash and Cash Equivalents	1,900	—
Increase in Cash, Cash Equivalents, and Restricted Cash	—	1,865
Cash and Cash Equivalents, Beginning Period	7,747	—
Cash, Cash Equivalents, and Restricted Cash, Beginning Period	—	9,109
Cash and Cash Equivalents, End of Period	9,647	—
Cash, Cash Equivalents, and Restricted Cash, End of Period	—	10,974

Recent Accounting Pronouncements Not Yet Adopted

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition framework and supersedes existing revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for determining the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures. In August 2015, the FASB issued ASU 2015-14 to amend ASU 2014-09 in order to defer the effective date of the new standard. In accordance with this update, the Company elected to adopt the requirements of the new standard effective January 1, 2018.

The Company has evaluated the impact of the new guidance on the timing of revenue and expanded disclosure requirements.  The Company has concluded that, for the majority of its contracts, there is no change in the timing of revenue recognition. However, the new standard will result in a change in revenue timing for performance incentives under certain contracts. Under current guidance, performance incentives are recognized as revenue when specific quantitative goals are achieved, generally at the end of a measurement period. Under the new standard, these incentives are considered variable consideration and the Company will include the most likely amount of the priced incentives to be earned and recognize revenue associated with the incentives over the term of the agreement. This change is not expected to result in a material change to the Company’s annual revenue since most incentives have a one-year measurement period which is aligned with the Company’s fiscal year, but the change may accelerate revenue recognized on a quarterly basis. Adoption and successful implementation of the new standard will include modifying existing policies, processes and controls as they relate to revenue recognition as well as to the preparation of the required disclosures.

The Company intends to adopt the standard using the modified retrospective transition method. Under the modified retrospective approach, the new standard will, for the period beginning January 1, 2018, apply to new contracts and those that were not completed as of January 1, 2018. For those contracts not completed as of January 1, 2018, this method will result in a cumulative catch-up adjustment to retained earnings. Prior periods will not be retrospectively adjusted, but the Company will maintain dual reporting for the year of initial application in order to disclose the effect on revenue of adopting the new guidance.

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

Goodwill

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350), which simplifies the measurement of goodwill during the preparation of a goodwill impairment test in the event that there is evidence of an impairment based on qualitative or quantitative assessments. ASU 2017-04 does not change how the goodwill impairment is identified, and the Company will continue to perform a qualitative assessment annually to determine whether the two-step impairment test is required. The current accounting standard requires the impairment loss to be recognized under Step 2 of the impairment test. This requires the Company to determine whether the carrying amount of the reporting unit’s goodwill exceeds its implied fair value.  The implied fair value is calculated by assigning the fair value of the reporting unit to all of its assets and liabilities as if it had been acquired in a business combination. The new standard would require the Company to determine the fair value of the reporting unit and subtract the carrying value from the fair value of the reporting unit to determine if there is an impairment. ASU 2017-04 is effective for the Company for fiscal years after December 15, 2019, and early adoption is permitted. ASU 2017-04 is required to be adopted prospectively and the adoption is effective for annual goodwill impairment tests performed in the year of adoption.

The Company continues to evaluate the impact of adopting ASU 2017-04, but does not anticipate the changes to have a material impact on its consolidated financial statements.

Derivative and Hedging

In August 2017, the FASB issued ASU 2017-12: Derivatives and Hedging (Topic 815) (ASU 2017-12).  ASU 2017-12’s objective is to improve the financial reporting of an entity’s hedges and better aligns an entity’s hedge accounting with the entity’s risk management strategies, as well as simplify the current hedge accounting guidance. ASU 2017-12 is effective for the Company for fiscal years after December 15, 2018, and interim periods within those fiscal years.  Early adoption is permitted, and all elections should be applied to hedges existing on the date of adoption.  The Company is evaluating the impact of ASU 2017-12 on its consolidated financial statements resulting from the adoption of the standard.

NOTE 2 – CONTRACT RECEIVABLES

Contract receivables consisted of the following:

	September 30, 2017	December 31, 2016
Billed	$164,047	$170,436
Unbilled	127,620	113,520
Allowance for doubtful accounts	(3,607)	(2,591)
Contract receivables, net	$288,060	$281,365

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

NOTE 3 – LONG-TERM DEBT

On May 17, 2017, the Company entered into a Fifth Amended and Restated Business Loan and Security Agreement with a syndication of 11 commercial banks (the “Credit Facility”). The Credit Facility:  (i) includes modifications to the Company’s Fourth Amended and Restated Business Loan and Security Agreement, (ii) matures on May 17, 2022, (iii) increases the borrowing ceiling up to $600.0 million without a borrowing base requirement, taking into account financial, performance-based limitations, and (iv) provides for an “accordion,” which permits additional revolving credit commitments of up to $300.0 million, subject to lenders’ approval. While the modification of the Credit Facility did not increase our debt outstanding, $106.0 million of funds from new syndicated borrowings was used to pay off or pay down borrowings from syndicate members prior to the loan modification and align the allocation of debt within the syndication. These amounts were included within the “Advances from working capital facilities” and “Payments on working capital facilities” line items in the statement of cash flows for the period ended September 30, 2017.

The Company has the option to borrow funds under the Credit Facility at interest rates based on both LIBOR (1, 3, or 6 month rates) and the Base Rate, at its discretion, plus their applicable margins. Base Rates are fluctuating per annum rates of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, and (iii) the daily LIBOR rate, plus 1.00%. The interest accrued based on LIBOR rates is to be paid on the last business day of the interest period (1, 3, or 6 months), while interest accrued based on the Base Rates is to be paid in quarterly installments. The Credit Facility provides for letters of credit aggregating up to $60.0 million which reduce the funds available under the Credit Facility when issued. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants, require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio (as defined, under the Credit Facility) of not more than 3.75 to 1.00 (subject to adjustment, in certain circumstances) for each fiscal quarter. As of September 30, 2017, the Company was in compliance with its covenants under the Credit Facility.

As of September 30, 2017, the Company had $230.1 million long-term debt outstanding, 12 outstanding letters of credit totaling $3.7 million, and unused borrowing capacity of $366.2 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $227.7 million as of September 30, 2017. The weighted-average interest rate on debt outstanding was 2.7% and 2.5% for the first nine months of 2017 and 2016, respectively.

NOTE 4 – ACCRUED SALARIES AND BENEFITS

As of September 30, 2017 and December 31, 2016, accrued salaries and benefits included the following:

	September 30, 2017	December 31, 2016
Accrued paid time off and leave	$15,034	$11,342
Accrued salaries	19,979	9,443
Accrued bonuses, liability-classified awards and commissions	12,632	13,590
Accrued payroll taxes and withholdings	343	22
Accrued medical	4,604	3,026
Other	2,215	2,340
Total accrued salaries and benefits	$54,807	$39,763

NOTE 5 – ACCUMULATED OTHER COMPREHENSIVE LOSS

As of September 30, 2017 and December 31, 2016, accumulated other comprehensive loss, net of tax, included the following:

	September 30, 2017	December 31, 2016
Foreign currency translation adjustments	$9,013	$11,815
Gain on sale of interest rate hedge agreement (1)	(2,175)	(2,175)
Change in fair value on derivative designated as cash flow hedge (2)	(228)	—
Total	$6,610	$9,640

(1)

Represents the fair value of interest rate hedge agreement, designated as a cash flow hedge, which was sold on December 1, 2016. The fair value of the interest rate hedge agreement was recorded in other comprehensive income and will be reclassified to earnings when earnings are impacted by the hedged items, the interest payments on the Credit Facility or its replacement from January 31, 2018 to January 31, 2023 (See “Note 10—Derivative Instruments” in the “Notes to Consolidated Financial Statements” in the Annual Report).

(2)

Represents the change in fair value of interest rate hedge agreement, designated as a cash flow hedge, and entered into on August 31, 2017. The fair value of the interest rate hedge agreement was recorded in other comprehensive income and will be reclassified to earnings when earnings are impacted by the hedged items, the interest payments on the Credit Facility or its replacement from August 31, 2018 to August 31, 2023 (See “Note 7—Derivative Instruments and Hedging Activities”).

NOTE 6 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the statement of financial position at September 30, 2017 and 2016 to the total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows for the nine months ended September 30, 2017 and 2016:

	2017		2016
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$6,042	$6,485	$7,747	$9,647
Restricted cash	1,843	1,251	1,362	1,327
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$7,885	$7,736	$9,109	$10,974

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On August 31, 2017, the Company entered into a floating-to-fixed interest rate swap agreement for an aggregate notional amount of $25.0 million which hedges a portion of the Company’s floating rate indebtedness (the “Transaction”). The entry into a swap is intended to mitigate the Company’s interest rate risk as it provides for the Company to pay a fixed rate of 1.8475% per annum plus the applicable margin pursuant to the Credit Facility. Notwithstanding the terms of the interest rate swap transaction, the Company is ultimately obligated for all amounts due and payable under the Credit Facility. The cash flows from the Transaction begin August 31, 2018 and the swap matures August 31, 2023. The Company has designated the swap as a cash flow hedge. On a quarterly basis, management evaluates the swap to determine its effectiveness or ineffectiveness. For the portion of the swap deemed effective, changes in fair value will be recorded as part of accumulated other comprehensive income or loss. For the ineffective portion of the swap, changes in fair value will be recorded within net income. Management intends that the swap remain effective. Realized gains and losses in connection with each required interest payment will be reclassified from AOCI to interest expense.

The Company may enter into additional swap transactions in the future but does not hold or issue derivative financial instruments for trading or speculative purposes.

NOTE 8 – INCOME TAXES

The Company’s effective tax rate for each of the three and nine months ended September 30, 2017 and 2016 was 34.5% and 39.2%, and 35.6% and 37.7%, respectively.

The Company is subject to federal income taxes in the U.S. as well as to taxes in various state and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s 2014 through 2016 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state and foreign tax returns also remain open under the applicable statute of limitations and are subject to examination for the tax years from 2013 to 2016.

The Company’s total liability for unrecognized tax benefits as of September 30, 2017 was $0.8 million. Included in the balance as of September 30, 2017 was $0.7 million in tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax benefits may decrease by approximately $0.7 million.

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

NOTE 9 – ACCOUNTING FOR STOCK COMPENSATION

The ICF International, Inc. 2010 Omnibus Incentive Plan (as amended, the “Omnibus Plan”) provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors of the Company. As of September 30, 2017, the Company had approximately 1.9 million shares available for grant under the Omnibus Plan. Cash-settled RSUs (“CSRSUs”) have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share (“EPS”) calculations.

During the nine months ended September 30, 2017, the Company granted to its employees approximately 0.2 million shares in the form of RSUs with an average grant date fair value of $41.35, and the equivalent value of approximately 0.2 million shares in the form of CSRSUs with an average grant date fair value of $41.72. During the nine months ended September 30, 2017, the Company also granted approximately 0.1 million shares in the form of performance-based share awards (“PSAs”) to its employees with a grant date fair value of $38.81 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2017 have a performance period from January 1, 2017 through December 31, 2019 and the performance conditions are consistent with the PSAs granted in the prior years, except for a lower assumed compounded annual growth rate in the earnings per share during the performance period and a higher threshold for the Company to maximize performance shares to be awarded. The Company’s performance-based share program is further described in “Note 13—Accounting for Stock-Based Compensation”, in the “Notes to Consolidated Financial Statements” in the Annual Report.

The Company recognized stock-based compensation expense of $5.2 million and $4.7 million for the three months ended September 30, 2017 and 2016, respectively, and $13.4 million and $12.8 million for the nine months ended September 30, 2017 and 2016, respectively. Unrecognized compensation expense of approximately $14.8 million as of September 30, 2017 related to unsettled RSUs is expected to be recognized over a weighted-average period of 2.2 years. The unrecognized compensation expense related to CSRSUs totaled approximately $16.4 million at September 30, 2017 and is expected to be recognized over a weighted-average period of 2.1 years. Unrecognized compensation expense related to PSAs of approximately $3.3 million as of September 30, 2017 is expected to be recognized over a weighted-average period of 1.3 years.

NOTE 10 – EARNINGS PER SHARE

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

As of September 30, 2017, the PSAs granted during the year ended December 31, 2015 met the related performance conditions and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2016 and during the nine months ended September 30, 2017 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.  There was no weighted-average shares excluded from the calculation of EPS because they were anti-dilutive for the three and nine months ended September 30, 2017, and 0.2 million for each of the three and nine months ended September 30, 2016. The anti-dilutive shares were primarily associated with stock options and RSUs.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Income	$13,692	$13,437	$35,806	$33,911

Weighted-average number of basic shares outstanding during the period	18,666	18,965	18,807	18,989
Dilutive effect of stock options, RSUs, and performance shares	358	364	411	356
Weighted-average number of diluted shares outstanding during the period	19,024	19,329	19,218	19,345

Basic earnings per share	$0.73	$0.71	$1.90	$1.79
Diluted earnings per share	$0.72	$0.70	$1.86	$1.75

NOTE 11 – SHARE REPURCHASE PROGRAM

The Company’s current share repurchase program, which expires November 4, 2017, allows for share repurchases in the aggregate up to $75.0 million under shares repurchase plans approved by the Board of Directors pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  As part of the Company’s modification of the Credit Facility, the Credit Facility limits on share repurchases were eliminated to permit unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.25 to 1.00. As of September 30, 2017, approximately $25.7 million remained available for share repurchases.

During September 2017, the Board of Directors approved a new repurchase program and repurchase plan effective November 4, 2017 with a limit of $100.0 million.  The limitation under the Credit Facility remains unchanged.

NOTE 12 – FAIR VALUE

The Company measures and reports certain financial assets and liabilities at fair value in accordance with the Financial Accounting Standards Board Accounting Standards Codification ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available.  ASC 820 establishes a three-level hierarchy used to estimate fair-value by which each level is categorized based on the priority of the inputs used to measure fair value:

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

As of September 30, 2017 and December 31, 2016, there were no assets or liabilities measured at Level 3 on a recurring basis.

Certain financial instruments, including cash and cash equivalents, contract receivables, and accounts payable are carried at cost, which, due to their short maturities, the Company believes approximates their fair values at September 30, 2017 and December 31, 2016. The Company believes the carrying value of other long-term liabilities related to capital expenditure obligations approximates their fair value at September 30, 2017 and December 31, 2016 based on the current rates offered to the Company for similar instruments with comparable maturities (Level 2). The Company believes the carrying value of its Credit Facility at September 30, 2017 and December 31, 2016 approximate the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings (Level 2). The Company applies the provisions of ASC 820 to its assets and liabilities that are required to be measured at fair value pursuant to other accounting standards, including assets and liabilities resulting from the Company’s nonqualified deferred compensation plan, interest rate swap agreement, and foreign currency forward contract agreements not eligible for hedge accounting. The impact of the amounts recorded for the nonqualified deferred compensation plan, interest rate swap agreement, and the forward contract agreements was immaterial to the consolidated financial statements.

NOTE 13 – COMMITMENTS AND CONTINGENCIES

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

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to the Program’s grant recipients. The State of Louisiana separately supplemented the amount of recovery it is seeking in total to approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016. The State of Louisiana broadly alleges and seeks recoupment for the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD. In so doing, the Commissioner declined to reach a decision on the merits and stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim. The Commissioner subsequently authorized the parties to proceed on the matter in the previously filed judicial proceeding. The Company continues to believe that this claim has no merit and intends to vigorously defend its position. The Company has therefore not recorded a liability.

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

•	the current Presidential Administration may make substantial changes to fiscal and tax policies that may adversely affect the business;
•	results of routine and non-routine government audits and investigations;
•	dependence of commercial work on certain sectors of the global economy that are highly cyclical;
•	failure to receive the full amount of our backlog;
•	difficulties in integrating acquisitions generally;
•	risks resulting from expanding service offerings and client base;
•	the lawsuit filed by the State of Louisiana seeking approximately $220.2 million in alleged overpayments from the Road Home contract; and
•	additional risks as a result of having international operations.

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

OVERVIEW AND OUTLOOK

We provide professional services, including management, technology, and policy consulting and implementation services, to government and commercial clients. We help our clients conceive, develop, implement, and improve solutions that address complex natural resource, social, public safety, and business issues. Our services primarily support clients that operate in four key markets:

•	Energy, Environment, and Infrastructure;
•	Health, Education, and Social Programs;
•	Safety and Security; and
•	Consumer and Financial.

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

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about: clean energy and energy efficiency; health promotion, treatment, and cost control; and ongoing homeland security threats. We also see significant opportunity to further leverage our digital and client engagement capabilities across our commercial and government client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements spanning all aspects of the program life cycle as well as completing and successfully integrating strategic acquisitions. We will continue to focus on building scale in vertical and horizontal domain expertise, developing business with both our government and commercial clients, and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

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

CRITICAL ACCOUNTING POLICIES

Goodwill and Other Intangible Assets

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired, less liabilities assumed, based upon their respective fair values, with the excess recorded as goodwill. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized. Instead, we test them annually for impairment, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment if impairment indicators arise. As of September 30, 2017, goodwill and intangible assets were $685.9 million and $38.0 million, respectively.

We performed our annual goodwill impairment test as of the last day of the third quarter, September 30, of each year. Effective for our annual goodwill impairment test for 2017 and going forward, we will perform the test as of October 1 of each year, the first day of the fourth quarter. We believe that this date is preferable because it aligns with the timing of our annual planning process which largely occurs in the fourth quarter. We do not believe that the change in the date of our annual goodwill impairment test is a material change in our method of applying the relevant accounting principle.

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

Recent Accounting Pronouncements

Recent accounting standards are discussed in “Note 1—Nature of Operations and Basis of Presentation—Recent Accounting Pronouncements” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

SELECTED KEY METRICS

Client Markets

The table below shows our revenue generated from each client market and such revenue as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Energy, environment, and infrastructure	$123,371	40%	$121,199	40%	$365,661	40%	$344,272	39%
Health, education, and social programs	127,015	42%	129,518	42%	375,771	42%	385,990	43%
Safety and security	25,357	8%	25,084	8%	76,838	8%	73,722	8%
Consumer and financial	29,558	10%	30,719	10%	89,718	10%	91,554	10%
Total	$305,301	100%	$306,520	100%	$907,988	100%	$895,538	100%

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

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S. federal government	$142,253	47%	$149,638	49%	$421,641	46%	$435,225	49%
U.S. state and local government	29,845	10%	33,544	11%	99,071	11%	99,673	11%
International government	22,633	7%	17,284	5%	62,564	7%	55,842	6%
Government	194,731	64%	200,466	65%	583,276	64%	590,740	66%
Commercial	110,570	36%	106,054	35%	324,712	36%	304,798	34%
Total	$305,301	100%	$306,520	100%	$907,988	100%	$895,538	100%

Contract mix

We utilize three main types of contracts: Time-and-materials; Fixed-price; and Cost-based. For additional information regarding the types of contracts we utilize, see the “Contract Mix” section in Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Our contract mix varies from year to year and quarter to quarter due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract. The table below shows our revenue by contract type and revenue as a percentage of our total revenue for the periods indicated.

	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2016		September 30, 2017		September 30, 2016
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Time-and-materials	$125,586	41%	$129,094	42%	$383,193	42%	$384,805	43%
Fixed-price	122,199	40%	119,273	39%	357,193	39%	339,146	38%
Cost-based	57,516	19%	58,153	19%	167,602	19%	171,587	19%
Total	$305,301	100%	$306,520	100%	$907,988	100%	$895,538	100%

Contract backlog

Our funded and estimates of unfunded and total backlog on the dates indicated were as follows:

	September 30,		December 31,
(dollars in millions)	2017	2016	2016
Funded	$1,006.2	$1,071.0	$1,020.3
Unfunded	1,074.3	1,090.3	1,102.4
Total	$2,080.5	$2,161.3	$2,122.7

There were no backlog amounts in either 2017 or 2016 for which the contract award was under protest.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017, Compared to Three Months Ended September 30, 2016

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended September 30,				Three Months Ended
	Dollars		Percentages		September 30, 2016 and 2017
(dollars in thousands)	2017	2016	2017	2016	Dollars	Percent
Revenue	$305,301	$306,520	100.0%	100.0%	$(1,219)	(0.4%)
Direct Costs	189,992	191,310	62.2%	62.4%	(1,318)	(0.7%)
Operating Costs and Expenses:
Indirect and selling expenses	84,558	84,193	27.7%	27.5%	365	0.4%
Depreciation and amortization	4,613	4,130	1.5%	1.3%	483	11.7%
Amortization of intangible assets	2,742	3,111	0.9%	1.0%	(369)	(11.9%)
Total Operating Costs and Expenses	91,913	91,434	30.1%	29.8%	479	0.5%
Operating Income	23,396	23,776	7.7%	7.8%	(380)	(1.6%)
Interest expense	(2,175)	(2,407)	(0.7%)	(0.8%)	232	(9.6%)
Other (expense) income	(311)	732	(0.1%)	0.2%	(1,043)	(142.5%)
Income before Income Taxes	20,910	22,101	6.9%	7.2%	(1,191)	(5.4%)
Provision for Income Taxes	7,218	8,664	2.4%	2.8%	(1,446)	(16.7%)
Net Income	$13,692	$13,437	4.5%	4.4%	$255	1.9%

Revenue. Revenue for the three months ended September 30, 2017 was $305.3 million, compared to $306.5 million for the three months ended September 30, 2016, representing a decrease of $1.2 million or 0.4%. The decrease was primarily attributable to a $5.7 million decrease in government revenue primarily as a result of lower pass-through activity from our federal government clients in the health, education, and social programs market. The decrease in government revenue was partially offset by a $4.5 million increase in commercial revenue driven by continued growth from our energy, environment, and infrastructure clients.  The reduction in revenues across client types has primarily come from services provided to our clients who work within the health, education, and social programs market and consumer and financial market offset by increases in services provided to clients operating in the energy market.

Direct Costs. Direct costs for the three months ended September 30, 2017 were $190.0 million compared to $191.3 million for the three months ended September 30, 2016, a decrease of $1.3 million or 0.7%. The decrease in direct costs was primarily attributable to a $1.5 million decrease in direct labor and associated fringe benefits partially offset by an increase of $0.2 million in subcontractor and other direct costs. Effective January 1, 2017, in order to be consistent with updated cost accounting requirements under U.S. governmental cost accounting standards, we changed our labor cost allocation methodology for all contracts which resulted in the classification of certain labor and associated fringe costs as indirect and selling expenses rather than direct costs. In comparing the results of operations for the three months ended September 30, 2017 to the prior year, this change in labor allocation methodology resulted in the classification of an estimated $2.5 million of indirect and selling expenses as direct costs in the prior year. This change in methodology did not affect operating income. Direct costs as a percent of revenue decreased to 62.2% for the three months ended September 30, 2017, compared to 62.4% for the three months ended September 30, 2016.

Indirect and selling expenses. Indirect and selling expenses for the three months ended September 30, 2017 were $84.6 million compared to $84.2 million for the three months ended September 30, 2016, an increase of $0.4 million or 0.4%. The increase in indirect and selling expenses was primarily due to a $2.6 million increase in indirect compensation costs partially offset by a $2.3 million decrease primarily in general and administrative costs during the three months ended September 30, 2017. The increase in the indirect compensation costs was primarily driven by the change in labor cost allocation methodology previously mentioned. Indirect and selling expenses as a percent of revenue increased to 27.7% for the three months ended September 30, 2017, compared to 27.5% for the three months ended September 30, 2016.

Depreciation and amortization. Depreciation and amortization was $4.6 million for the three months ended September 30, 2017 compared to $4.1 million for the three months ended September 30, 2016, an increase of $0.5 million or 11.7%.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2017 was $2.7 million compared to $3.1 million for the three months ended September 30, 2016. The $0.4 million decrease was primarily due to reduced levels of intangible assets amortization associated with prior acquisitions.

Operating Income. Operating income was $23.4 million for the three months ended September 30, 2017 compared to $23.8 million for the three months ended September 30, 2016, a decrease of $0.4 million or 1.6%. Operating income as a percentage of revenue decreased to 7.7% for the three months ended September 30, 2017, compared to 7.8% for the same period in 2016. The changes were largely due to decreases in revenue offset by decreases in the operating costs and expenses, resulting in a net reduction in operating income with a relatively flat operating margin.

Interest expense. For the three months ended September 30, 2017 and 2016, interest expense was $2.2 million and $2.4 million, a decrease of $0.2 million or 9.6%. The lower interest expense for the three months ended September 30, 2017 was due to lower average debt balances for the three month period ending September 30, 2017 compared to the three months period ending September 30, 2016, partially offset by a slightly increase in the weighted-average interest rate compared to the same period in 2016.

Other (expense) income. Other expense was $0.3 million for the three months ended September 30, 2017 compared to other income of $0.7 million for the three months ended September 30, 2016. Other income for the three months ended September 30, 2016 was primarily due to the net gain on a corporate owned insurance policy.

Provision for Income Taxes. For the three months ended September 30, 2017, income tax expense was $7.2 million compared to $8.7 million for the three months ended September 30, 2016, a decrease of $1.5 million or 16.7%.  The decrease in income tax expense was primarily due to a decrease in tax expense of $0.8 million resulting from exercise of equity-based compensation and a decrease in profitability in the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

The effective income tax rate for the three months ended September 30, 2017 and 2016 was 34.5% and 39.2%, respectively. The decrease in the effective income tax rate between periods was due primarily to a combination of lower tax expense in the third quarter of 2017 related to equity-based compensation, non-taxable income and domestic return to provision adjustments. Our effective rate, including state and foreign taxes net of federal benefit, for the quarter ended September 30, 2017 was lower than the statutory tax rate primarily due to a decrease in tax expense of $0.8 million resulting from exercise of equity-based compensation.

Nine Months Ended September 30, 2017, Compared to Nine Months Ended September 30, 2016

The following table sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Nine Months Ended September 30,				Nine Months Ended
	Dollars		Percentages		September 30, 2016 and 2017
(dollars in thousands)	2017	2016	2017	2016	Dollars	Percent
Revenue	$907,988	$895,538	100.0%	100.0%	$12,450	1.4%
Direct Costs	564,495	562,697	62.2%	62.8%	1,798	0.3%
Operating Costs and Expenses:
Indirect and selling expenses	259,600	250,393	28.6%	28.0%	9,207	3.7%
Depreciation and amortization	13,431	12,233	1.5%	1.4%	1,198	9.8%
Amortization of intangible assets	8,225	9,387	0.9%	1.0%	(1,162)	(12.4%)
Total Operating Costs and Expenses	281,256	272,013	31.0%	30.4%	9,243	3.4%
Operating Income	62,237	60,828	6.8%	6.8%	1,409	2.3%
Interest expense	(6,663)	(7,312)	(0.7%)	(0.8%)	649	(8.9%)
Other income	24	950	—	0.1%	(926)	(97.5%)
Income before Income Taxes	55,598	54,466	6.1%	6.1%	1,132	2.1%
Provision for Income Taxes	19,792	20,555	2.2%	2.3%	(763)	(3.7%)
Net Income	$35,806	$33,911	3.9%	3.8%	$1,895	5.6%

Revenue. Revenue for the nine months ended September 30, 2017 was $908.0 million, compared to $895.5 million for the nine months ended September 30, 2016, representing an increase of $12.5 million or 1.4%. The increase was primarily attributable to a $19.9 million increase in commercial revenue driven by growth from our energy, environment and infrastructure clients.  The increase in commercial revenue was partially offset by a decrease of $7.5 million in government revenue, primarily as a result of lower pass-through activity. The growth in revenues across client types has primarily come from services provided to our clients who work within the energy, environment and infrastructure market offset by those in the health, education, and social programs market.

Direct Costs. Direct costs for the nine months ended September 30, 2017 were $564.5 million compared to $562.7 million for the nine months ended September 30, 2016, an increase of $1.8 million or 0.3%. The increase in direct costs was primarily attributable  to a $3.9 million increase in subcontractor and other direct costs due to the growth in our year-over-year revenues offset by a $2.1 million decrease in direct labor and associated fringe benefits. In comparing the results of operations for the nine months ended September 30, 2017, the change in labor cost allocation methodology described above resulted in the classification of an estimated $7.6 million of indirect and selling expenses as direct costs in the prior year. This change in methodology did not affect operating income. Direct costs as a percent of revenue decreased to 62.2% for the nine months ended September 30, 2017, compared to 62.8% for the nine months ended September 30, 2016.

Indirect and selling expenses. Indirect and selling expenses for the nine months ended September 30, 2017 were $259.6 million compared to $250.4 million for the nine months ended September 30, 2016, an increase of $9.2 million or 3.7%. The increase in indirect and selling expenses was due to a $9.2 million increase in indirect compensation costs during the nine months ended September 30, 2017. The increase in indirect compensation costs increase resulted from the change in labor cost allocation methodology described above and year-over-year growth in revenues. Indirect and selling expenses as a percent of revenue increased to 28.6% for the nine months ended September 30, 2017, compared to 28.0% for the nine months ended September 30, 2016.

Depreciation and amortization. Depreciation and amortization was $13.4 million for the nine months ended September 30, 2017 compared to $12.2 million for the nine months ended September 30, 2016, an increase of $1.2 million or 9.8%. The increase in depreciation and amortization was due an increase in depreciable or amortizable assets and to a $0.3 million charge to accelerated depreciation and amortization of assets associated with the facility consolidations.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2017 was $8.2 million compared to $9.4 million for the nine months ended September 30, 2016. The $1.2 million decrease was primarily due to reduced levels of intangible assets amortization associated with prior acquisitions.

Operating Income. Operating income was $62.2 million for the nine months ended September 30, 2017 compared to $60.8 million for the nine months ended September 30, 2016, an increase of $1.4 million or 2.3%. The change was largely due to the increase in operating revenues, partially offset by an increase in operating costs, which included $1.8 million in expenses related to facility consolidations. Operating income as a percent of revenue increased to 6.8% nine months ended September 30, 2017, compared to 6.8% for the same period in 2016.

Interest expense. For the nine months ended September 30, 2017, interest expense was $6.7 million, compared to $7.3 million for the nine months ended September 30, 2016, a decrease of $0.6 million or 8.9%. The decrease was primarily due to lower average debt balances outstanding for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016, partially offset by a slight increase in our weighted average interest rate compared to the same period in 2016 and additional amortization of unamortized loan costs related to the Credit Facility modification.

Other income. For the nine months ended September 30, 2017, other income was minimal compared to other income of $0.9 million for the nine months ended September 30, 2016. Other income for the nine months ended September 30, 2016 primarily represents the net gain on a corporate owned insurance policy.

Provision for Income Taxes. For the nine months ended September 30, 2017, income tax expense was $19.8 million compared to $20.6 million for the nine months ended September 30, 2016, a decrease of $0.8 million or 3.7%. The decrease in income tax expense was primarily due to a decrease in tax expense of $1.8 million resulting from annual vesting, forfeitures, and exercise of equity-based compensation, offset by an increase in profitability in the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

The effective income tax rate for the nine months ended September 30, 2017 and 2016, was 35.6% and 37.7%, respectively. The decrease in the effective income tax rate between periods was due primarily to a combination of lower tax expense related to equity-based compensation, non-taxable income and domestic return to provision adjustments. Our effective rate, including state and foreign taxes net of federal benefit, for the nine months ended September 30, 2017 was lower than the statutory tax rate primarily due to significant excess tax benefits of $1.8 million recognized due to the annual vesting, forfeitures, and exercise of equity-based compensation, non-taxable income and domestic return to provision adjustments.

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

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
(in thousands)	2017	2016	2017	2016
Revenue	$305,301	$306,520	$907,988	$895,538
Subcontractor and other direct costs	(83,534)	(83,346)	(241,514)	(237,567)
Service revenue	$221,767	$223,174	$666,474	$657,971

EBITDA and Adjusted EBITDA

Earnings before interest and other income and/or expense, tax, and depreciation and amortization (“EBITDA”) is a measure we use to evaluate performance. We believe EBITDA is useful in assessing ongoing trends and, as a result, may provide greater visibility in understanding our operating performance.

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2017	2016	2017	2016
Net income	$13,692	$13,437	$35,806	$33,911
Other expense (income)	311	(732)	(24)	(950)
Interest expense	2,175	2,407	6,663	7,312
Provision for income taxes	7,218	8,664	19,792	20,555
Depreciation and amortization	7,355	7,241	21,656	21,620
EBITDA	30,751	31,017	83,893	82,448
Special charges related to severance for staff realignment	264	389	841	1,475
Special charges related to facility consolidations and office closures	2	53	1,721	108
Adjusted EBITDA	$31,017	$31,459	$86,455	$84,031

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

The following table presents a reconciliation of diluted EPS to Non-GAAP EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Diluted EPS	$0.72	$0.70	$1.86	$1.75
Special charges related to severance for staff realignment	0.01	0.02	0.04	0.08
Special charges related to facility consolidations and office closures	0.01	—	0.11	0.01
Amortization of intangibles	0.14	0.16	0.43	0.49
Income tax effects(1)	(0.05)	(0.07)	(0.20)	(0.22)
Non-GAAP EPS	$0.83	$0.81	$2.24	$2.11
(1)

Income tax effects were calculated using an effective U.S. GAAP tax rate of 34.5% and 39.2% for the three months ended September 30, 2017 and 2016, respectively, and an effective tax rate of 35.6% and 37.7% for the nine months ended September 30, 2017 and 2016, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings. Our primary source of borrowings is from our Fifth Amended and Restated Business Loan and Security Agreement with a syndicate of 11 commercial banks (the “Credit Facility”), as described in “Note 3—Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

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

Financial Condition. There were several changes in our balance sheet during the nine months ended September 30, 2017. Cash and cash equivalents increased $0.4 million on September 30, 2017, from $6.0 million on December 31, 2016 and is further discussed in “Cash Flow” below. Contract receivables, net, increased $7.7 million compared to December 31, 2016, while days-sales-outstanding decreased from 78 days for the quarter ended December 31, 2016, to 75 days for the quarter ended September 30, 2017, primarily due to a reduction of temporary timing differences in client collections. Accounts payable and accrued expenses decreased $8.0 million and $8.3 million, respectively, due to timing of payments. Accrued salaries and benefits increased $11.8 million due to timing of payments. Long-term debt decreased to $230.1 million on September 30, 2017, from $259.4 million on December 31, 2016, primarily due to a net payment on working capital facilities of $29.3 million. We generally utilize cash flow from operations as our prime source of funding and turn to our Credit Facility to fund temporary fluctuations such as increases in accounts receivable, reductions in accounts payable and accrued expenses, and the purchase of treasury stock.

Accumulated other comprehensive loss within stockholders’ equity declined in the nine months ended September 30, 2017 primarily due to the impact of changes in foreign currency upon our cumulative translation adjustment. Both the currency conversion of the British Pound and the Euro experienced increases relative to the U.S. dollar resulting in the change in the cumulative translation adjustment.  We have explored various options for mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have forward contract agreements (“hedges”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair value of the hedges in our results of operations. We may increase the number, size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. The current impact of the hedges to the consolidated financial statements is immaterial.

Share Repurchase Program. The Board of Directors approved a share repurchase program (which expires November 4, 2017) that authorizes us to make share repurchases in the aggregate up to $75.0 million. Our total repurchases are also limited by the Credit Facility as described in “Note 11—Share Repurchase Program” in the “Notes to Consolidated Financial Statements”.  Our overall repurchase limit is the lower of the amount imposed by the Board of Directors and by the Credit Facility.  Purchases under the repurchase program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the nine months ended September 30, 2017, we repurchased 684,335 shares under this program at an average price of $44.88 per share. As of September 30, 2017, approximately $25.7 million remained available for share repurchases.

During September 2017, the Board of Directors approved a new share repurchase program and repurchase plan effective November 4, 2017 with a limit of $100.0 million.  The limitation under the Credit Facility remain unchanged.

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended
	September 30,
(in thousands)	2017	2016
Net Cash Provided by Operating Activities	$70,284	$57,787
Net Cash Used in Investing Activities	(8,567)	(10,654)
Net Cash Used in Financing Activities	(62,506)	(44,672)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	640	(596)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(149)	$1,865

The primary factors affecting our operating cash flow are the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage vendor payments terms. Operating activities provided $70.3 million in cash for the nine months ended September 30, 2017 compared to cash provided by operating activities of $57.8 million for the nine months ended September 30, 2016. Cash flows provided by operations for the nine months ended September 30, 2017 were positively impacted by higher net income and negatively impacted by the timing of payment of operating assets and liabilities relative to the quarter end date.

Investing activities used cash of $8.6 million for the nine months ended September 30, 2017, compared to $10.7 million for the nine months ended September 30, 2016. The cash used in investing activities for the nine months ended September 30, 2017 and 2016 was primarily for capital expenditures.

For the nine months ended September 30, 2017, cash flows used in financing activities of $62.5 million was largely attributable to cash used for net payments for stockholder issuances and buybacks of $32.9 million, primarily representing shares repurchased under our share repurchase program, and by net advances on our Credit Facility of $29.3 million. For the nine months ended September 30, 2016, cash flows used in financing activities of $44.7 million was largely attributable to cash used for net advances on our Credit Facility of $30.3 million and net payments for stock issuances and buybacks of $13.4 million.

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

The table below summarizes our contractual obligations as of September 30, 2017 that require us to make future cash payments. For contractual obligations, we include payments that we have an unconditional obligation to make.

		Payments due by Period
		Less than	1 to 3	3 to 5	More than
(in thousands)	Total	1 year	years	years	5 years
Long-term debt obligation (1)	$262,866	$7,088	$14,176	$241,602	$—
Rent of facilities	191,080	34,868	63,834	58,945	33,433
Operating lease obligations	2,150	1,179	866	102	3
Capital expenditure obligations	3,745	3,638	107	—	—
Total	$459,841	$46,773	$78,983	$300,649	$33,436
(1)

Represents the obligation for principal and variable interest payments related to our Credit Facility assuming that the principal amount outstanding and interest rates at September 30, 2017 remain fixed through maturity. These assumptions are subject to change in future periods.

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

An update on litigation related to our Road Home contract is discussed in “Note 13—Commitments and Contingencies — Road Home Contract” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

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

Issuances of Common Stock. For the three months ended September 30, 2017, a total of 3,999 shares of unregistered common stock, valued at an aggregate of $187,353 were issued to eight of our directors for director-related compensation on July 5, 2017. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for three months ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	—	$—	—	$33,307,804
August 1 - August 31	171,501	$44.79	169,100	$26,225,631
September 1 - September 30	—	$—	—	$25,732,466
Total	171,501	$44.79	169,100
(1)

The total number of shares purchased of 171,501 includes shares repurchased pursuant to our share repurchase program described further in footnote (2) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended September 30, 2017, we repurchased 2,401 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $45.88 per share.

(2)

The current share repurchase program, expiring on November 4, 2017, authorizes share repurchases in the aggregate up to $75.0 million, not to exceed the amount allowed under the Credit Facility. As part of the Company’s modification of the Credit Facility, the limits on share repurchases were eliminated except that our Leverage Ratio, prior to and after giving effect to any repurchase, must not be greater than 3.25 to 1.00. During the three months ended September 30, 2017, we repurchased 169,100 shares under the stock repurchase plan at an average price of $44.78 per share.

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

ICF INTERNATIONAL, INC.

November 3, 2017	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 3, 2017	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)