Form 10-Q
period 2018-03-31
ICF International, Inc.
filed 2018-05-03
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of April 27, 2018, there were 18,806,671 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$19,292	$11,809
Contract receivables, net	167,170	168,318
Contract assets	128,522	123,197
Prepaid expenses and other assets	15,010	11,327
Income tax receivable	7,008	5,596
Restricted cash - current	—	11,191
Total Current Assets	337,002	331,438
Property and Equipment, net	37,260	38,052
Other Assets:
Goodwill	694,338	686,108
Other intangible assets, net	35,861	35,304
Restricted cash - non-current	1,273	1,266
Other assets	21,287	18,087
Total Assets	$1,127,021	$1,110,255

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$68,601	$75,074
Contract liabilities	32,281	38,571
Accrued salaries and benefits	46,542	45,645
Accrued subcontractors and other direct costs	34,711	47,508
Accrued expenses and other current liabilities	25,069	17,572
Total Current Liabilities	207,204	224,370
Long-term Liabilities:
Long-term debt	231,490	206,250
Deferred rent	13,955	15,119
Deferred income taxes	36,386	33,351
Other	15,485	15,135
Total Liabilities	504,520	494,225

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 22,279,727 and 22,019,315 shares issued as of March 31, 2018 and December 31, 2017, respectively; 18,767,066 and 18,661,801 shares outstanding as of March 31, 2018 and December 31, 2017, respectively	22	22
Additional paid-in capital	311,941	307,821
Retained earnings	445,375	434,766
Treasury stock	(130,578)	(121,540)
Accumulated other comprehensive loss	(4,259)	(5,039)
Total Stockholders’ Equity	622,501	616,030
Total Liabilities and Stockholders’ Equity	$1,127,021	$1,110,255

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2018	2017
Revenue	$302,780	$296,295
Direct costs	188,826	183,607
Operating costs and expenses:
Indirect and selling expenses	89,659	88,802
Depreciation and amortization	4,469	4,519
Amortization of intangible assets	2,244	2,734
Total operating costs and expenses	96,372	96,055

Operating income	17,582	16,633
Interest expense	(1,666)	(1,951)
Other income	104	109
Income before income taxes	16,020	14,791
Provision for income taxes	3,603	4,614
Net income	$12,417	$10,177

Earnings per Share:
Basic	$0.67	$0.54
Diluted	$0.65	$0.52

Weighted-average Shares:
Basic	18,670	18,972
Diluted	19,158	19,423

Other comprehensive income, net of tax	1,609	372
Comprehensive income, net of tax	$14,026	$10,549

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities
Net income	$12,417	$10,177
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash equity compensation	2,388	2,618
Depreciation and amortization	6,712	7,253
Facilities consolidation reserve	(64)	1,747
Deferred taxes and other adjustments, net	2,866	5,944
Changes in operating assets and liabilities:
Net contract assets and liabilities	(11,413)	(2,926)
Contract receivables, net	3,319	3,814
Prepaid expenses and other assets	(5,107)	(2,170)
Accounts payable	(6,942)	(16,583)
Accrued salaries and benefits	834	6,058
Accrued subcontractors and other direct costs	(13,540)	(2,699)
Accrued expenses and other current liabilities	4,457	(6,352)
Income tax receivable and payable	(2,120)	(1,475)
Other liabilities	346	696
Net Cash (Used in) Provided by Operating Activities	(5,847)	6,102

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(3,236)	(2,571)
Payments for business acquisitions, net of cash received	(11,835)	(91)
Net Cash Used in Investing Activities	(15,071)	(2,662)

Cash Flows from Financing Activities
Advances from working capital facilities	138,240	127,179
Payments on working capital facilities	(112,999)	(110,725)
Payments on capital expenditure obligations	(814)	(1,454)
Debt issue costs	(21)	—
Proceeds from exercise of options	1,800	2,095
Net payments for stockholder issuances and buybacks	(9,109)	(19,014)
Net Cash Provided by (Used in) Financing Activities	17,097	(1,919)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	120	48

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(3,701)	1,569
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	24,266	7,885
Cash, Cash Equivalents, and Restricted Cash, End of Period	$20,565	$9,454

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$1,596	$1,988
Income taxes	$615	$1,296

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(in thousands, except per share amounts)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (“ICFI”) and its subsidiaries (collectively, the “Company”), and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company provides professional services and technology-based solutions to government and commercial clients, including management, marketing, technology, and policy consulting and implementation services in the areas of energy, environment, and infrastructure; health, education and social programs; safety and security; and consumer and financial services. The Company offers a full range of services to these clients throughout the entire life cycle of a policy, program, project, or initiative -- from research, analysis, assessment and advice to design and implementation of programs and technology-based solutions, as well as the provision of engagement services and programs.

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

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 55 offices in the U.S. and more than 15 offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India, and Canada.

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating and reportable segment. Operating results for the three-months period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2018 (the “Annual Report”).

Reclassifications

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the current year presentation. As a result of the adoption of ASU 2014-09, Revenue from Contracts with Customers (Topic 606), the Company presented balances entitled contract assets and contract liabilities within the consolidated balance sheet as well as the impact of changes in these balances within the consolidated statement of cash flows. The Company reclassified comparable balances within the December 31, 2017 consolidated balance sheet as well as the impact of changes in these balances within the consolidated statement of cash flows in order to enhance comparability. Any other reclassifications were immaterial to the financial statements taken as a whole.

Significant Accounting Policies

Revenue Recognition

The Company primarily provides services and technology-based solutions to clients that operate in a variety of markets. The Company provides services that may span the entire program life cycle from initial research and analysis to the design and implementation of solutions. The Company enters into agreements with clients that create enforceable rights and obligations and for which it is probable that the Company will collect the consideration to which it will be entitled as services and solutions are transferred to the client. Except in certain narrowly defined situations, the Company’s agreements with its clients are written and revenue is generally not recognized on oral or implied arrangements. The Company recognizes revenue based on the consideration specified in the agreement and excludes from revenue amounts collected on behalf of third parties. The Company evaluates whether two or more agreements should be accounted for as one single contract and whether combined or single agreements should be accounted for as more than one performance obligation.

For most contracts, the client requires the Company to perform a number of tasks in providing an integrated output and, hence, each of these contracts are tracked as having only one performance obligation. When contracts are separated into multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. The Company generally provides customized solutions in which the pricing is based on specific negotiations with each client, and, in these cases, the Company uses a cost plus margin approach to estimate the standalone selling price of each performance obligation. It is common for the Company’s long-term contracts to contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts are generally awarded at the completion of a prescribed measurement period based on the achievement of performance metrics, program milestones or cost targets, and the amount awarded may be subject to client discretion. The Company estimates variable consideration as the most likely amount to which the Company expects to be entitled.

Long-term contracts typically contain billing terms that provide for invoicing once a month and payment on a net 30-day basis. Exceptions to monthly billing terms are to ensure that the Company performs satisfactorily rather than representing a significant financing component. For cost-based contracts, the Company’s performance is evaluated during a contractually stipulated performance period and, while contract costs may be billed on a monthly basis, the Company is generally permitted to bill for incentive or award fees only after the completion of the performance period, which may occur quarterly, semi-annually or annually, and after the client completes the performance assessment. Fixed-price contracts may provide for milestone billings based on the attainment of specific project objectives rather than for billing on a monthly basis. Moreover, contracts may require retentions or hold backs that are paid at the end of the contract to ensure that the Company performs in accordance with requirements. The Company does not assess whether a contract contains a significant financing component if the Company expects, at contract inception, that the period between payment by the client and the transfer of promised services to the client will be one year or less.

The Company generally recognizes revenue over time as control is transferred to a client, based on the extent of progress towards satisfaction of the performance obligation. The selection of the method used to measure progress requires judgment and is dependent on the contract type selected by the client during contract negotiation and the nature of the services and solutions to be provided. When a performance obligation is billed using a time-and-materials contract type, the Company uses output progress measures to estimate revenue earned based on hours worked in contract performance at negotiated billing rates. Fixed-price level-of-effort contracts are substantially similar to time-and-materials contracts except that the Company is required to deliver a specified level of effort over a stated period of time. For these contracts, the Company estimates revenue earned using contract hours worked at negotiated bill rates as the Company delivers the contractually required workforce. For cost-based contracts, the Company recognizes revenue based on contract costs incurred, as the Company becomes contractually entitled to reimbursement of the contract costs, plus a most likely estimate of award or incentive fees earned on those costs even though final determination of fees earned occurs after the contractually-stipulated performance assessment period ends.

For performance obligations requiring the delivery of a service for a fixed price, the Company uses the ratio of actual costs incurred to total estimated costs, provided that costs incurred (an input method) provides a reasonable measure of progress towards the satisfaction of a performance obligation, in order to estimate the portion of total revenue earned. When this method is used, changes in estimated costs to complete these obligations result in adjustments to revenue on a cumulative catch-up basis which causes the effect of revised estimates for prior periods to be recognized in the current period. Changes in these estimates can routinely occur over contract performance for a variety of reasons, which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in estimated incentive or award fees; or performing better or worse than previously estimated.

In some fixed price service contracts, the Company performs services of a recurring nature, such as maintenance and other services of a “stand ready” nature. For these contracts, the Company has the right to consideration in an amount that corresponds directly with the value that the client has received. Therefore, the Company records revenue on a straight-line basis to reflect the transfer of control to the client throughout the contract.

Contracts are often modified to reflect changes in contract specifications and requirements, and these changes may create new enforceable rights and obligations. Most modifications are for services that are not distinct from the existing agreement due to the significant integration service that the Company provides. Therefore, most modifications are accounted for as part of an existing performance obligation. The effect of these modifications on transaction price, and the Company’s measure of progress in fulfilling the performance obligation to which it relates, may be recognized as an adjustment to revenue on a cumulative catch-up basis. Revenue from modifications that create new, distinct performance obligations is recognized based on the Company’s progress in fulfilling the requirements of the new obligation.

For contracts in which the estimated cost to perform exceeds the consideration to be received, the Company accrues for the entire estimated loss during the period in which the loss is determined by recording additional direct costs.

The Company recognizes the cost to fulfill contracts as incurred. The Company evaluates incremental costs of obtaining a contract and, if they are recoverable from the client and relate to a specific future contract, they are deferred and recognized over contract performance or the estimated life of the customer relationship if renewals are expected. The Company expenses these costs when incurred if the amortization period is one year or less.

Unfulfilled performance obligations represent amounts expected to be earned on contracts and do not include the value of negotiated, unexercised contract options which are classified as marketing offers. Indefinite delivery/indefinite quantity and similar arrangements provide a framework for the client to issue specific tasks, delivery or purchase orders (“orders”) in the future and these arrangements are considered marketing offers until a specific order is executed.

Revenue recognition entails the use of significant judgment, including, but not limited to, the following: evaluating agreements in terms of the number and nature of performance obligations, determining the appropriate method for measuring progress to satisfaction of obligations, and preparing estimates in terms of the amount of progress that the Company has made. Most of the Company’s revenue is recognized over time and for many fixed-price contracts, in particular, the Company estimates the proportion of total revenue earned using the ratio of contract costs incurred to total estimated contract costs which requires the Company to prepare estimates as work progresses of contract cost left to be incurred. Moreover, some of the Company’s contracts include variable consideration which requires the Company to estimate the most likely amounts that will be earned over the respective performance periods. For these obligations, changes in estimates result in cumulative catch-up adjustments and may have a significant impact on earnings during a given period.

The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract-related assets and liabilities, as highlighted below, are classified as current assets and current liabilities. Significant balance sheet accounts related to the revenue recognition cycle are as follows:

Contract receivables, net – This balance includes amounts billed or billable under contract terms. The amounts due are stated at their net realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The Company considers a number of factors in its estimate of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors that may be relevant to assessing the collectability of the receivables.

Contract assets – This balance includes unbilled amounts typically resulting from revenue recognized on long-term contracts when the amount of revenue recognized exceeds the amounts billed. It also includes contract retainages until the Company has met the contract-stipulated requirements for payment. Contract assets are reported in a net position on a contract by contract basis each period even though individual contracts may contain multiple performance obligations. On a contract by contract basis, amounts do not exceed their net realizable value.

Contract liabilities – This balance consists of advance payments received and billings in excess of revenue recognized on long-term contracts. Contact liabilities are reported in a net position on a contract by contract basis each period even though individual contracts may contain multiple performance obligations.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

Accumulated Other Comprehensive Loss

In February 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-02: Income Statement – Reporting Comprehensive Income (Topic 220) (ASU 2018-02). Under current accounting guidance, the income tax effects for changes in income tax rates and certain other transactions are recognized in income from continuing operations resulting in income tax effects recognized in AOCI that do not reflect the current tax rate of the entity (“stranded tax effects”). The new guidance allows the Company the option to reclassify these stranded tax effects to retained earnings that relate to the change in the federal tax rate resulting from the passage of the Tax Cuts and Jobs Act (the “Tax Act”). This update is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. During the first quarter of 2018, the Company elected to early adopt ASU 2018-02 which resulted in a one-time cumulative effect adjustment of $0.8 million from AOCI to retained earnings.

Revenue Recognition

The Company implemented ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018 using the modified retrospective method. This method requires that the Company apply the requirements of the new standard in the year of adoption to new contracts and those that were not completed as of the adoption date. Management evaluated those contracts not completed as of January 1, 2018 (or adoption date) and concluded that the impact of adopting ASC 606 did not have a material impact on the Company. Contract assets and contract liabilities were formerly reported as unbilled accounts receivable and deferred revenue, respectively. The titles have been changed in the table below to be consistent with accounts currently used under the new standard.

	December 31, 2017
	As Reported	As Adopted
Contract receivables, net	$291,515	$168,318
Contract assets	—	123,197
Deferred revenue	38,571	—
Contract liabilities	—	38,571
Retained earnings	434,766	434,766

Unfulfilled performance obligations for contracts in process as of the adoption date were $1.1 billion.

Under the modified retrospective method, the Company is required to maintain dual reporting during the year of adoption in order to present revenue under both the previous and new accounting for contracts initiated on or after the date of adoption and for those contracts having remaining obligations as of the adoption date. Revenue timing differences between the two methods resulted primarily from contracts with performance incentives. Under the new accounting, the Company has included in revenue the most likely amount of priced incentives earned as contract work was performed rather than waiting to recognize revenue from incentives until specific quantitative goals are achieved, generally at the end of the measurement period. This timing difference is not expected to result in a material change to the Company’s annual revenue since most incentives have a one-year measurement period which is aligned with the Company’s fiscal year. Revenue calculated under the old and new methods is as follows:

	Three months ended March 31, 2018
	Previous Accounting	New Accounting
Revenue	$302,236	$302,780

Contract assets	127,978	128,522
Contract liabilities	32,281	32,281

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This update revises an entity’s accounting for operating leases and requires lessees to recognize a right-of-use asset and lease liability for all leases with terms of more than 12 months. This update also requires that lessees recognize assets and liabilities on the balance sheet for the rights and obligations created by all such leases and requires disclosures designed to give financial statement users information regarding the amount and timing of lease expenses arising from such leases. These disclosures include certain qualitative and specific quantitative disclosures. For lessees, the new guidance is not expected to significantly change the recognition, measurement, and presentation of expenses arising from a lease.  This update is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. The Company continues to evaluate the impact of adopting the new pronouncement, the elections to be made at adoption using the modified retrospective adoption approach, the number and nature of leases currently in place, tools and process changes that will aid in implementation of and accounting for the new requirements, and the timing of adoption.

NOTE 2 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	March 31, 2018	December 31, 2017
Billed and billable	$171,744	$172,171
Allowance for doubtful accounts	(4,574)	(3,853)
Contract receivables, net	$167,170	$168,318

NOTE 3 – GOODWILL

The changes in the carrying amount of goodwill during the three month period ended March 31, 2018 were as follows:

Balance as of December 31, 2017	$686,108
Goodwill resulting from The Future Customer business combination	6,996
Effect of foreign currency translation	1,234
Balance as of March 31, 2018	$694,338

NOTE 4 – LONG-TERM DEBT

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

The Company has the option to borrow funds under the Credit Facility at interest rates based on both LIBOR (1, 3, or 6 month rates) and the Base Rate, at its discretion, plus their applicable margins. Base Rates are fluctuating per annum rates of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, and (iii) the daily LIBOR rate, plus a LIBOR Margin between 1.00% and 2.00% based on our Leverage Ratio (as defined under the Credit Facility). The interest accrued based on LIBOR rates is to be paid on the last business day of the interest period (1, 3, or 6 months), while interest accrued based on the Base Rates is to be paid in quarterly installments. The unused portion of the Credit Facility is subject to a commitment fee between 0.13% and 0.25% per annum based on a Leverage Ratio.

The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio of not more than 3.75 to 1.00 (subject to adjustment, in certain circumstances) for each fiscal quarter. As of March 31, 2018, the Company was in compliance with its covenants under the Credit Facility.

As of March 31, 2018, the Company had $231.5 million long-term debt outstanding, 12 outstanding letters of credit totaling $3.6 million, and unused borrowing capacity of $364.9 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $264.9 million as of March 31, 2018. The weighted-average interest rate on debt outstanding was 2.8% and 2.6% for the first three months of 2018 and 2017, respectively.

NOTE 5 – OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

The Company has adjusted the balance at December 31, 2017 of accumulated other comprehensive loss for the stranded tax effects caused by the enactment of the Tax Act. Other comprehensive income (loss) included foreign currency translation adjustments arising from the conversion of financial statements of foreign subsidiaries into U.S. dollars, the amortization of the gain on the sale of an interest rate hedge agreement, and the change in the fair value of a current interest rate hedge agreement. Components of accumulated other comprehensive loss as of March 31, 2018 and December 31, 2017 are as follows:

	Three Months Ended March 31, 2018
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Balance at December 31, 2017	$(7,638)	$2,158	$441	$(5,039)
Reclassification of stranded tax effects due to adoption of accounting principle	(1,307)	478	—	(829)
Adjusted beginning balance	(8,945)	2,636	441	(5,868)
Net current period other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications (3)	1,237	—	445	1,682
Amounts reclassified from accumulated other comprehensive income (3)	—	(73)	—	(73)
Total current period other comprehensive income (loss)	1,237	(73)	445	1,609
Balance at March 31, 2018	$(7,708)	$2,563	$886	$(4,259)

	Three Months Ended March 31, 2017
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Balance at December 31, 2016	$(11,815)	$2,175	$—	$(9,640)
Net current period other comprehensive income (loss)
Other comprehensive income (loss) before reclassifications (3)	372	—	—	372
Balance at March 31, 2017	$(11,443)	$2,175	$—	$(9,268)

(1) - Represents the fair value of an interest rate hedge agreement, designated as a cash flow hedge, which was sold on December 1, 2016. The fair value of the interest rate hedge agreement was recorded in other comprehensive income, net of tax, and will be reclassified to earnings when earnings are impacted by the hedged items as interest payments are made on the Credit Facility from January 31, 2018 to January 31, 2023.

(2) - Represents the change in fair value of an interest rate hedge agreement designated as a cash flow hedge, and entered into on August 31, 2017.  The fair value of the interest rate hedge agreement was recorded in other comprehensive income and will be reclassified to earnings when earnings are impacted by the hedged items as interest payments are made on the Credit Facility from August 31, 2018 to August 31, 2023.

(3) - Net of tax totaling $0.3 million and $0.2 million for the three months ended March 31, 2018 and 2017, respectively.

NOTE 6 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows for the three months ended March 31, 2018 and 2017:

	2018		2017
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$11,809	$19,292	$6,042	$8,207
Restricted cash - current (1)	11,191	—	—	—
Restricted cash - non-current	1,266	1,273	1,843	1,247
Total of cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$24,266	$20,565	$7,885	$9,454

(1) - Restricted cash – current as of December 31, 2017 represents amount held in an escrow account for the acquisition of The Future Customer (TFC). See Note 10 – Business Combination.

NOTE 7 – REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients, most of which is earned over time, into categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors. Those categories are: client market, client type and contract mix. Client market provides insight into the breadth of the Company’s expertise. In classifying revenue by client market, the Company attributes revenue from a client to the market that the Company believes is the client’s primary market. The Company also classifies revenue by the type of entity for which it does business which is an indicator of the diversity of its client base. The Company attributes revenue generated as a subcontractor to a commercial company as government revenue when the ultimate client is a government agency or department. Finally, disaggregation by contract mix provides insight in terms of the performance risk that the Company has assumed. Fixed-price contracts are considered to provide the highest amount of performance risk as the Company is required to deliver a scope of work or level of effort for a negotiated fixed price. Time-and-materials contracts require the Company to provide skilled employees on contract for negotiated fixed hourly rates. Since the Company is not required to deliver a scope of work, but merely skilled employees, it considers these contracts to be less risky than a fixed-price agreement. Cost-based contracts are considered to provide the lowest amount of performance risk since the Company is generally reimbursed for all contract costs incurred in performance of contract deliverables with only the amount of incentive or award fees (if applicable) dependent on the achievement of negotiated performance requirements.

Three Months Ended
March 31, 2018
Client Markets:
Energy, environment, and infrastructure	$124,352
Health, education, and social programs	123,204
Safety and security	25,322
Consumer and financial	29,902
Total	$302,780

Three Months Ended
March 31, 2018
Client Type:
U.S. federal government	$133,544
U.S. state and local government	31,986
International government	28,804
Total Government	194,334
Commercial	108,446
Total	$302,780

Three Months Ended
March 31, 2018
Contract Mix:
Fixed-price	$121,042
Time-and-materials	125,630
Cost-based	56,108
Total	$302,780

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing. The $11.6 million increase in our net contract assets (liabilities) is due to the timing of worked performed versus the milestone billing schedule on fixed price programs, particularly in our international operations, as well as revenue recognized in the three months ended March 31, 2018 on significant fourth quarter pre-billings for key marketing campaigns.  There were no changes to contract balances due to impairments or business combinations during the period.

	March 31, 2018	At date of adoption	Change
Contract asset	$128,522	$123,197	$5,325
Contract liabilities	(32,281)	(38,571)	6,290
Net contract assets (liabilities)	$96,241	$84,626	$11,615

Performance Obligations:

The Company had $1.1 billion in unfulfilled performance obligations as of March 31, 2018 which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts and were valued using an estimated cost plus margin approach with variable consideration being estimated at the most likely amount.  The Company expects to satisfy these performance obligations, on average, in one year.

NOTE 8 – INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2018 and 2017 was 22.5% and 31.2%, respectively.

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

The Company’s total liability for unrecognized tax benefits as of March 31, 2018 was $0.8 million. Included in the balance as of March 31, 2018 was $0.7 million in tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax benefits may decrease by approximately $0.7 million.

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

On December 20, 2017, the U.S. Congress passed the Tax Act, which was signed into law on December 22, 2017 and is generally effective beginning January 1, 2018. The Company will be impacted in several ways as a result of the Tax Act, including, but not limited to, provisions which include a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%. The Company has not completed the accounting for the tax effects of the enactment of the Tax Act; however, in certain cases, as described below, the Company made a provisional estimate of the effects on existing deferred tax balances and the one-time transition tax in the period of enactment. The Company recognized the provisional estimate as a reduction in the provision for income taxes during the fourth quarter of 2017.

The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, the Company is still analyzing certain aspects of the Tax Act and refining estimates, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  Pursuant to U.S. Securities and Exchange Commission Staff Accounting Bulletin 118 (SAB 118), the provisional amount recorded related to the re-measurement of the deferred tax balances has not been adjusted during the three months ended March 31, 2018.

The one-time “transition tax” is based on the Company’s total post-1986 earnings and profits (“E&P”) which the Company has previously deferred from U.S. income taxation. The Company has not yet completed the calculation of the total post-1986 foreign E&P and related foreign tax pools for these foreign subsidiaries.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount, as well as the related foreign tax credit utilization, may change when the Company finalizes the calculation of post-1986 foreign E&P and related foreign tax pools that were previously deferred from U.S. federal taxation and once the Company finalizes the amounts held in cash or other specified assets.  Similarly, the cumulative foreign tax credit carry forward balance as of December 31, 2017 and any valuation allowance required (as applicable) may also change.  No additional income taxes have been provided for on any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these foreign entities because these amounts continue to be permanently reinvested in foreign operations.  Pursuant to SAB 118, the provisional amount recorded related to the transition tax has not been adjusted during the three months ended March 31, 2018.

The impact of the re-measurement of the deferred tax balances and the transition tax are preliminary estimates and will not be finalized until the latter part of 2018.

The Tax Act subjects a U.S. corporations to current tax on global intangible low-taxed income (or “GILTI”) earned by certain foreign subsidiaries.  The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company has elected to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred.  The current provision for 2018 included no tax expense for GILTI.

NOTE 9 – ACCOUNTING FOR STOCK COMPENSATION

The ICF International, Inc. 2010 Omnibus Incentive Plan (as amended, the “Omnibus Plan”) provides for the granting of options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors of the Company. As of March 31, 2018, the Company had approximately 1.6 million shares available for grant under the Omnibus Plan. Cash-settled RSUs (“CSRSUs”) have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share (“EPS”) calculations.

During the three months ended March 31, 2018, the Company granted to its employees 118,892 shares in the form of RSUs with an average grant date fair value of $60.65, and the equivalent value of 142,457 shares in the form of CSRSUs with an average grant date fair value of $60.65. During the three months ended March 31, 2018, the Company also granted 45,136 shares in the form of performance-based share awards (“PSAs”) to its employees with a grant date fair value of $66.68 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2018 have a performance period from January 1, 2018 through December 31, 2020 and the performance conditions are consistent with the PSAs granted in 2017. The Company’s performance-based share program is further described in “Note 13—Accounting for Stock-Based Compensation”, in the “Notes to Consolidated Financial Statements” in the Annual Report.

The Company recognized stock-based compensation expense of $4.9 million and $3.5 million for the three months ended March 31, 2018 and 2017, respectively. Unrecognized compensation expense of approximately $15.5 million as of March 31, 2018 related to unsettled RSUs is expected to be recognized over a weighted-average period of 2.1 years. The unrecognized compensation expense related to CSRSUs totaled approximately $21.3 million at March 31, 2018 and is expected to be recognized over a weighted-average period of 2.2 years. Unrecognized compensation expense related to PSAs of approximately $5.5 million as of March 31, 2018 is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 10 – BUSINESS COMBINATION

In January 2018, the Company acquired The Future Customer (“TFC”), a leading boutique loyalty strategy and marketing company based in London (U.K.)  The acquisition of TFC enhanced and extended the Company’s customer loyalty business to Europe.  The acquisition was immaterial to the Company’s financial statements taken as a whole.

NOTE 11 – EARNINGS PER SHARE

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

As of March 31, 2018, the PSAs granted during the year ended December 31, 2016 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2017 and during the three months ended March 31, 2018 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.  There were 26,420 weighted-average shares excluded from the calculation of EPS because they were anti-dilutive for the three months ended March 31, 2018, and no shares excluded for the three months ended March 31, 2017. The anti-dilutive shares were primarily associated with RSUs.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended
	March 31,
	2018	2017
Net Income	$12,417	$10,177

Weighted-average number of basic shares outstanding during the period	18,670	18,972
Dilutive effect of stock options, RSUs, and performance shares	488	451
Weighted-average number of diluted shares outstanding during the period	19,158	19,423

Basic earnings per share	$0.67	$0.54
Diluted earnings per share	$0.65	$0.52

NOTE 12 – SHARE REPURCHASE PROGRAM

The Company’s current share repurchase program allows for share repurchases in the aggregate up to $100.0 million under share repurchase plans approved by the board of directors pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  As part of the Company’s modification of the Credit Facility, the Credit Facility limits on share repurchases were eliminated to permit unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.25 to 1.00. As of March 31, 2018, approximately $95.1 million remained available for share repurchases.

NOTE 13 – DIVIDENDS

On February 27, 2018, the Company’s board of directors approved a $0.14 per share cash dividend to shareholders of record as of the close of business on March 30, 2018.  The dividends were paid on April 16, 2018 in an aggregate amount of $2.6 million.

On May 2, 2018, the Company’s board of directors approved a $0.14 per share cash dividend to shareholders of record as of the close of business on June 8, 2018. The dividend will be paid on July 16, 2018.

NOTE 14 – COMMITMENTS AND CONTINGENCIES

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

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in the forward-looking statements, including, but not limited to:

•	Dependence on contracts with United States (“U.S.”) federal, state and local, and international governments, agencies and departments for the majority of our revenue;
•	Changes in federal government budgeting and spending priorities;
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

The terms “we,” “our,” “us,” and the “Company,” as used throughout this Quarterly Report, refer to ICF International, Inc. and its subsidiaries, unless otherwise indicated. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local governments, unless otherwise indicated. The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018 (our “Annual Report”).

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

We provide services across these four markets that deliver value throughout the entire life cycle of a policy, program, project, or initiative. Our primary services include:

•	Advisory Services;
•	Program Implementation Services;
•	Analytics Services;
•	Digital Services; and
•	Engagement Services.

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

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about: clean energy and energy efficiency; health promotion, treatment, and cost control; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Harvey, Irma and Maria) that devastated communities in Texas, Florida the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts.  We believe our prior experience with disaster relief and rebuild efforts, including those from Hurricanes Katrina and Rita, and Superstorm Sandy, put us in a favorable position to provide recovery assistance, housing, and environmental and infrastructure solutions on behalf of federal departments and agencies, state and local jurisdictions, and regional agencies.

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

Employees and Offices:

We have more than 5,500 full-time employees around the globe (excluding part-time and on-demand employees), including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, more than 55 regional offices throughout the U.S. and more than 15 offices in key regions outside the U.S., including offices in the United Kingdom (“U.K.”), Belgium, China, India and Canada.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of our financial condition and results of operations is based on our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of these consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and our application of critical accounting policies including: revenue recognition, impairment of goodwill and other intangible assets, income taxes, and stock-based compensation.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report and “Note 1—Basis of Presentation and Nature of Operations—Significant Accounting Policies” and “Note 1—Basis of Presentation and Nature of Operations—Recent Accounting Pronouncements” in the “Notes to Consolidated Financial Statements” in this Quarterly Report for further discussions of our significant accounting policies and estimates.

We periodically evaluate our critical accounting policies and estimates based on changes in generally accepted accounting principles that may have an effect on our financial statements.  Recent changes include the following: In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition framework and supersedes existing revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for determining the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures. The Company implemented Topic 606 on January 1, 2018 using the modified retrospective method. This method requires that the Company apply the requirements of the new standard in the year of adoption to new contracts and those that were not completed as of the adoption date. Contract assets and contract liabilities were formally reported as unbilled accounts receivable and deferred revenue, respectively. For further discussion see “Note 1—Basis of Presentation and Nature of Operations—Recent Accounting Pronouncements” in the “Notes to Consolidated Financial Statements” in this Quarterly Report for further discussions of our significant accounting policies and estimates.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting standards are discussed in “Note 1—Basis of Presentation and Nature of Operations—Recent Accounting Pronouncements” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

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

Client Markets

The table below shows our revenue generated from client markets and such revenue as a percentage of total revenue for the periods indicated. Certain immaterial amounts in prior year have been reclassified within client market categories based on our current view of the client’s primary market in order to increase comparability of the current year to prior years.

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
(dollars in thousands)	Dollars	Percent	Dollars	Percent
Energy, environment, and infrastructure	$124,352	41%	$119,010	40%
Health, education, and social programs	123,204	41%	124,056	42%
Safety and security	25,322	8%	25,152	8%
Consumer and financial	29,902	10%	28,077	10%
Total	$302,780	100%	$296,295	100%

Client mix

We categorize our clients into two client classifications: government and commercial. Within the government classification, we present three types of client sub-classifications: federal government, state and local government, and international government. We also serve a variety of commercial clients worldwide. The table below shows our revenue by client type and revenue as a percentage of total revenue for the periods indicated. Certain immaterial revenue amounts in prior year have been reclassified due to minor adjustments and reclassification within client type.

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
(dollars in thousands)	Dollars	Percent	Dollars	Percent
U.S. federal government	$133,544	44%	$137,685	46%
U.S. state and local government	31,986	10%	33,287	11%
International government	28,804	10%	19,961	7%
Government	194,334	64%	190,933	64%
Commercial	108,446	36%	105,362	36%
Total	$302,780	100%	$296,295	100%

Contract mix

We classify our contracts based on contract type which is an indicator, depending on changes in the proportionate amount of revenues derived from each type of contract, of the degree of performance risk we have assumed.  For additional information regarding the types of contracts we utilize, see the “Contract Mix” section in Part II Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Our contract mix varies from year to year and quarter to quarter due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract. The table below shows our revenue by contract type and revenue as a percentage of our total revenue for the periods indicated.  Certain immaterial revenue amounts in the prior year have been reclassified due to minor adjustments and reclassification within contract type.

	Three Months Ended		Three Months Ended
	March 31, 2018		March 31, 2017
(dollars in thousands)	Dollars	Percent	Dollars	Percent
Fixed-price	$121,042	40%	$113,685	39%
Time-and-materials	125,630	41%	128,635	43%
Cost-based	56,108	19%	53,975	18%
Total	$302,780	100%	$296,295	100%

Contract backlog

Our funded and estimates of unfunded and total backlog on the dates indicated were as follows.  Certain backlog in the prior year has been revised to conform to our current definition of backlog.

	March 31,		December 31,
(dollars in millions)	2018	2017	2017
Funded	$1,045.9	$1,009.2	$1,060.0
Unfunded	910.7	997.6	890.4
Total	$1,956.6	$2,006.8	$1,950.4

There were no backlog amounts in either 2018 or 2017 for which the contract award was under protest.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2018, Compared to Three Months Ended March 31, 2017

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended March 31,				Three Months Ended
	Dollars		Percentages		March 31, 2017 and 2018
(dollars in thousands)	2018	2017	2018	2017	Dollars	Percent
Revenue	$302,780	$296,295	100.0%	100.0%	$6,485	2.2%
Direct Costs	188,826	183,607	62.4%	62.0%	5,219	2.8%
Operating Costs and Expenses:
Indirect and selling expenses	89,659	88,802	29.6%	30.0%	857	1.0%
Depreciation and amortization	4,469	4,519	1.5%	1.5%	(50)	(1.1%)
Amortization of intangible assets	2,244	2,734	0.7%	0.9%	(490)	(17.9%)
Total Operating Costs and Expenses	96,372	96,055	31.8%	32.4%	317	0.3%
Operating Income	17,582	16,633	5.8%	5.6%	949	5.7%
Interest expense	(1,666)	(1,951)	(0.5%)	(0.6%)	285	(14.6%)
Other income	104	109	—	—	(5)	(4.6%)
Income before Income Taxes	16,020	14,791	5.3%	5.0%	1,229	8.3%
Provision for Income Taxes	3,603	4,614	1.2%	1.6%	(1,011)	(21.9%)
Net Income	$12,417	$10,177	4.1%	3.4%	$2,240	22.0%

Revenue. Revenue for the three months ended March 31, 2018 was $302.8 million, compared to $296.3 million for the three months ended March 31, 2017, representing an increase of $6.5 million or 2.2%. The increase was primarily attributable to a $3.4 million increase in government revenue and a $3.1 million increase in our commercial clients. The increase in government clients was the result of a $8.8 million increase in our international government clients, primarily as a result of increases in the energy, environmental and infrastructure and health, education, and social programs market, offset by a decrease of $5.4 million in our federal and state and local government clients, primarily the result of decreases in our health, education, and social program market clients and the energy, environmental, and infrastructure clients. The increase in commercial revenue was due to a $1.8 million increase in our consumer and financial clients and a $1.3 million increase split between our energy, environmental, and health, education and social program market clients.

Direct Costs. Direct costs for the three months ended March 31, 2018 were $188.8 million compared to $183.6 million for the three months ended March 31, 2017, an increase of $5.2 million or 2.8%. The increase in direct costs was primarily attributable to a $2.9 million increase in direct labor and associated fringe benefits and an increase of $2.3 million in subcontractor and other direct costs. The increase in both direct labor and subcontractor and other costs is the result of an increase in revenues. Direct costs as a percent of revenue increased to 62.4% for the three months ended March 31, 2018, compared to 62.0% for the three months ended March 31, 2017.

Indirect and selling expenses. Indirect and selling expenses for the three months ended March 31, 2018 were $89.7 million compared to $88.8 million for the three months ended March 31, 2017, an increase of $0.9 million or 1.0%. The increase in indirect and selling expenses was primarily due to a $0.8 million increase in indirect compensation costs partially offset by a $0.1 million decrease in general and administrative costs during the three months ended March 31, 2018. Indirect and selling expenses as a percent of revenue decreased to 29.6% for the three months ended March 31, 2018, compared to 30.0% for the three months ended March 31, 2017. The decline in the indirect and selling expense as a percentage of revenues is due to a larger increase in revenues as compared to indirect selling costs.

Depreciation and amortization. Depreciation and amortization was $4.5 million for the three months ended March 31, 2018 compared to $4.5 million for the three months ended March 31, 2017.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2018 was $2.2 million compared to $2.7 million for the three months ended March 31, 2017. The $0.5 million decrease was primarily due to reduced levels of intangible assets amortization associated with prior acquisitions.

Operating Income. Operating income was $17.6 million for the three months ended March 31, 2018 compared to $16.6 million for the three months ended March 31, 2017, an increase of $0.9 million or 5.7%. Operating income as a percentage of revenue increased to 5.8% for the three months ended March 31, 2018, compared to 5.6% for the same period in 2017. The changes were largely due to increases in revenue offset by decreases in the operating costs and expenses, resulting in a net reduction in operating income with a relatively flat operating margin.

Interest expense. For the three months ended March 31, 2018 and 2017, interest expense was $1.7 million and $2.0 million resulting in a decrease of $0.3 million or 14.6%. The lower interest expense for the three months ended March 31, 2018 was due to lower average debt balances for the three-month period ended March 31, 2018 compared to the three months ended March 31, 2017, partially offset by a slightly increase in the weighted-average interest rate compared to the same period in 2017.

Other income. Other income was $0.1 million for the three months ended March 31, 2018 and 2017, respectively.

Provision for Income Taxes. For the three months ended March 31, 2018, income tax expense was $3.6 million compared to $4.6 million for the three months ended March 31, 2017, a decrease of $1.0 million and the effective income tax rate for the three months ended March 31, 2018 and 2017 was 22.5% and 31.2%, respectively.  The decrease in income tax expense was primarily due to the decrease in the federal income tax rate from 35% to 21% pursuant to the enactment of the Tax Act in December 2017 and a decrease in tax expense of $1.0 million resulting from the exercise of stock options providing an additional tax deduction from equity-based compensation in the three months ended March 31, 2018 compared to the three months ended March 31, 2017.

In addition to the change in the U.S. federal corporate income tax rate from 35% to 21%, the Tax Act resulted in the revaluation of deferred tax assets and liabilities required as a result of the tax rate change and the application of a mandatory one-time “transition tax” on unremitted earnings of certain foreign subsidiaries that were previously tax deferred.

We have not completed the accounting for the tax effects of enactment of the Tax Act; however, in certain cases, we made a provisional estimate of the effects on our existing deferred tax balances and the one-time transition tax. We recognized the provisional estimate on the date of enactment, December 2017. We are continuing our evaluation of the impact of the Tax Act; however, no significant change in the impact of the Tax Act was recorded in the three months ended March 31, 2018. The impact of the transition tax is a preliminary estimate and will not be finalized until the later part of 2018.

The Tax Act subjects a U.S. corporations to current tax on global intangible low-taxed income (or “GILTI”) earned by certain foreign subsidiaries.  We elected to record changes to GILTI tax as a period cost, taxes due on future GILTI will be included as a current-period expense when incurred. The current provision for 2018 included no tax expense for the global intangible low-tax income (GILTI).

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

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended
	March 31, 2018
(in thousands)	2018	2017
Revenue	$302,780	$296,295
Subcontractor and other direct costs	(78,882)	$(76,534)
Service revenue	$223,898	$219,761

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Net income	$12,417	$10,177
Other income	(104)	(109)
Interest expense	1,666	1,951
Provision for income taxes	3,603	4,614
Depreciation and amortization	6,713	7,253
EBITDA	24,295	23,886
Acquisition-related expenses (1)	2	—
Special charges related to severance for staff realignment (2)	655	—
Special charges related to facility consolidations and office closures (3)	—	1,698
Adjusted EBITDA	$24,952	$25,584

(1)	Acquisition-related expenses related to closed and anticipated-to-close acquisitions, consisting primarily of consultant and other outside third-party costs.
(2)

Special charges related to severance for staff realignment: These costs are mainly due to either involuntary employee termination benefits for Company officers who have been terminated as part of a consolidation or reduction in operations, or collective termination benefits of an identifiable group of employees terminated as part of a discontinued service offering.

(3)

Special charges related to facility consolidation and office closures: These costs are exit costs associated with terminated leases or full office closures. These exit costs include charges incurred under a contractual obligation that existed as of the date of the accrual and for which we will either continue to pay until the contractual obligation is satisfied but with no economic benefit to us.

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

The following table presents a reconciliation of diluted EPS to Non-GAAP EPS for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Diluted EPS	$0.65	$0.52
Special charges related to severance for staff realignment	0.03	—
Special charges related to facility consolidations and office closures	—	0.10
Amortization of intangibles	0.12	0.14
Income tax effects(1)	(0.03)	(0.07)
Non-GAAP EPS	$0.77	$0.69
(1)	Income tax effects were calculated using an effective U.S. GAAP tax rate of 22.5%and 31.2% for the three months ended March 31, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings. Our primary source of borrowings is from our Fifth Amended and Restated Business Loan and Security Agreement with a syndicate of 11 commercial banks (the “Credit Facility”), as described in “Note 4—Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, quarterly cash dividends, and organic growth. We continuously analyze our capital structure to ensure we have sufficient capital to fund future strategic acquisitions. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources both from debt and equity sources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if we need additional borrowings or capital. We also believe that the combination of internally-generated funds, available bank borrowings, as well as cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, potential acquisitions, customary capital expenditures, and other current working capital requirements.

Financial Condition. There were several changes in our balance sheet during the three months ended March 31, 2018. Cash and cash equivalents increased $7.5 million on March 31, 2018, from $11.8 million on December 31, 2017 and is further discussed in “Cash Flow” below. Contract receivables, net, decreased $1.1 million compared to December 31, 2017, while days-sales-outstanding increased from 71 days for the quarter ended December 31, 2017, to 78 days for the quarter ended March 31, 2018, primarily due to a reduction of temporary timing differences in client collections. Our net contract assets (liabilities) changed by $11.6 million with the increase in unbilled receivables and a decrease in deferred revenue. Accounts payable and total accrued expenses decreased $6.5 million and $4.4 million, respectively, due to timing of payments. Long-term debt increased to $231.5 million on March 31, 2018, from $206.3 million on December 31, 2017, primarily due to a net payment on working capital facilities of $25.2 million. We generally utilize cash flow from operations as our prime source of funding and turn to our Credit Facility to fund temporary fluctuations such as increases in accounts receivable, reductions in accounts payable and accrued expenses, and the purchase of treasury stock.

Accumulated other comprehensive loss within stockholders’ equity declined in the three months ended March 31, 2108 primarily due to the impact of changes in foreign currency upon our cumulative translation adjustment offset by the reclassification of stranded tax effects in adoption of ASU 2018-02. Both the currency conversion of the British Pound and the Euro experienced increases relative to the U.S. dollar resulting in the change in the cumulative translation adjustment.  We have explored various options for mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have forward contract agreements (“hedges”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair value of the hedges in our results of operations. We may increase the number, size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. The current impact of the hedges to the consolidated financial statements is immaterial.

Share Repurchase Program. In September 2017 our board of directors approved a share repurchase program that authorizes us to make share repurchases in the aggregate up to $100.0 million. Our total repurchases are also limited by the Credit Facility as described in “Note 12—Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.  Our overall repurchase limit is the lower of the amount imposed by our board of directors and by the Credit Facility.  Purchases under the repurchase program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the three months ended March 31, 2018, we repurchased 88,052 shares under this program at an average price of $55.36 per share. As of March 31, 2018, approximately $95.1 million remained available for share repurchases.

Dividends.  On February 27, 2018, our board of directors approved a $0.14 per share cash dividend. The dividend were paid on April 16, 2018 in an aggregate amount of $2.6 million.  Subsequent to March 31, 2018, the board of directors approved a cash dividend of $0.14 per share.  Details of the cash dividends declared thus far in 2018 are as follows:

Date Authorized	Dividend Per Share	Record Date	Payment Date
February 27, 2018	$0.14	March 30, 2018	April 16, 2018
May 2, 2018	$0.14	June 8, 2018	July 16, 2018

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the three months ended March 31, 2018 and 2017:

	Three Months Ended
	March 31,
(in thousands)	2018	2017
Net Cash (Used in) Provided by Operating Activities	$(5,847)	$6,102
Net Cash Used in Investing Activities	(15,071)	(2,662)
Net Cash Provided by (Used in) Financing Activities	17,097	(1,919)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	120	48
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(3,701)	$1,569

The primary factors affecting our operating cash flow are the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and our ability to manage vendor payments terms. Operating activities used $5.8 million in cash for the three months ended March 31, 2018 compared to cash provided by operating activities of $6.1 million for the three months ended March 31, 2017. Cash flows used in operations for the three months ended March 31, 2018 were the result of the timing of the change in contract assets and liabilities and contract receivables, net and the timing of payment of prepaid expenses and operating liabilities relative to the quarter end date, partially offset by the improvement in net income.

Investing activities used cash of $15.1 million for the three months ended March 31, 2018, compared to $2.7 million for the three months ended March 31, 2017. The cash used in investing activities for the three months ended March 31, 2018 was primarily for the acquisition of TFC for $11.8 million and $3.2 for capital expenditures.  The cash used in investing activities for the three months ended March 31, 2017 was primarily for capital expenditures.

For the three months ended March 31, 2018, cash flows provided by financing activities of $17.1 million was largely attributable to cash provided by net advances on our Credit Facility of $25.2 million offset by cash used for net payments for stockholder issuances and buybacks of $9.1 million, primarily representing shares repurchased under our share repurchase program. For the three months ended March 31, 2017, cash flows used in financing activities of $1.9 million was largely attributable to cash used for payments for stock issuances and buybacks of $19.0 million offset by net advances on our Credit Facility of $16.5 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. We performed the evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As a result of the Company’s adoption of the new revenue standard (Topic 606), we implemented controls to ensure adequate evaluation of contracts and assessment of the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate its adoption on January 1, 2018.  There were not any significant changes to our internal control over financial reporting due to the adoption of the new standard, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the period covered by this Quarterly Report or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

An update on litigation related to our Road Home contract is discussed in “Note 14—Commitments and Contingencies — Road Home Contract” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

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

Issuances of Common Stock. For the three months ended March 31, 2018, a total of 3,180 shares of unregistered common stock, valued at an aggregate of $171,084 were issued to seven of our directors for director-related compensation. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for three months ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	43,832	$54.39	32,362	$98,249,566
February 1 - February 28	33,910	$54.35	33,910	$96,406,465
March 1 - March 31	80,585	$60.58	21,780	$95,125,745
Total	158,327	$57.53	88,052
(1)

The total number of shares purchased of 158,327 includes shares repurchased pursuant to our share repurchase program described further in footnote (2) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units and performance-based share awards in accordance with our applicable long-term incentive plan. During the three months ended March 31, 2018, we repurchased 70,275 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $60.26 per share.

(2)

The current share repurchase program authorizes share repurchases in the aggregate up to $100.0 million, not to exceed the amount allowed under the Credit Facility. As part of the Company’s modification of the Credit Facility, the limits on share repurchases were eliminated except that our Leverage Ratio, prior to and after giving effect to any repurchase, must not be greater than 3.25 to 1.00. During the three months ended March 31, 2018, we repurchased 88,052 shares under the stock repurchase plan at an average price of $55.36 per share.

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

ICF INTERNATIONAL, INC.

May 3, 2018	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 3, 2018	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)