Form 10-Q
period 2018-06-30
ICF International, Inc.
filed 2018-08-03
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of July 27, 2018, there were 18,860,323 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,322	$11,809
Contract receivables, net	174,652	168,318
Contract assets	130,241	123,197
Prepaid expenses and other assets	16,393	11,327
Income tax receivable	12,134	5,596
Restricted cash - current	—	11,191
Total Current Assets	339,742	331,438
Property and Equipment, net	44,937	38,052
Other Assets:
Goodwill	693,027	686,108
Other intangible assets, net	33,437	35,304
Restricted cash - non-current	1,279	1,266
Other assets	22,129	18,087
Total Assets	$1,134,551	$1,110,255

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$63,705	$75,074
Contract liabilities	25,886	38,571
Accrued salaries and benefits	44,125	45,645
Accrued subcontractors and other direct costs	30,228	47,508
Accrued expenses and other current liabilities	24,891	17,572
Total Current Liabilities	188,835	224,370
Long-term Liabilities:
Long-term debt	243,645	206,250
Deferred rent	14,214	15,119
Deferred income taxes	34,831	33,351
Other	17,655	15,135
Total Liabilities	499,180	494,225

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 22,328,695 and 22,019,315 shares issued as of June 30, 2018 and December 31, 2017, respectively; 18,825,993 and 18,661,801 shares outstanding as of June 30, 2018 and December 31, 2017, respectively	22	22
Additional paid-in capital	317,013	307,821
Retained earnings	456,358	434,766
Treasury stock	(130,446)	(121,540)
Accumulated other comprehensive loss	(7,576)	(5,039)
Total Stockholders’ Equity	635,371	616,030
Total Liabilities and Stockholders’ Equity	$1,134,551	$1,110,255

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenue	$324,315	$306,392	$627,095	$602,687
Direct costs	206,565	190,896	395,391	374,503
Operating costs and expenses:
Indirect and selling expenses	90,410	86,240	180,069	175,042
Depreciation and amortization	4,045	4,299	8,514	8,818
Amortization of intangible assets	2,270	2,749	4,514	5,483
Total operating costs and expenses	96,725	93,288	193,097	189,343

Operating income	21,025	22,208	38,607	38,841
Interest expense	(2,167)	(2,537)	(3,833)	(4,488)
Other (expense) income	(318)	226	(214)	335
Income before income taxes	18,540	19,897	34,560	34,688
Provision for income taxes	4,923	7,960	8,526	12,574
Net income	$13,617	$11,937	$26,034	$22,114

Earnings per Share:
Basic	$0.72	$0.64	$1.39	$1.17
Diluted	$0.71	$0.63	$1.36	$1.15

Weighted-average Shares:
Basic	18,806	18,775	18,738	18,840
Diluted	19,209	19,086	19,208	19,252

Cash dividends declared per common share	$0.14	$—	$0.28	$—

Other comprehensive (loss) income, net of tax	(3,317)	2,100	(1,708)	2,472
Comprehensive income, net of tax	$10,300	$14,037	$24,326	$24,586

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$26,034	$22,114
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Non-cash equity compensation	5,347	5,361
Depreciation and amortization	13,027	14,301
Facilities consolidation reserve	(127)	1,625
Deferred taxes and other adjustments, net	1,339	4,421
Changes in operating assets and liabilities:
Net contract assets and liabilities	(19,658)	(13,813)
Contract receivables, net	(5,971)	6,952
Prepaid expenses and other assets	(7,115)	(2,978)
Accounts payable	(11,283)	(9,953)
Accrued salaries and benefits	(1,378)	(3,375)
Accrued subcontractors and other direct costs	(17,280)	(6,550)
Accrued expenses and other current liabilities	3,757	(2,326)
Income tax receivable and payable	(7,315)	(5,441)
Other liabilities	(1,102)	6,307
Net Cash (Used in) Provided by Operating Activities	(21,725)	16,645

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(9,397)	(6,083)
Payments for business acquisitions, net of cash received	(11,838)	(91)
Net Cash Used in Investing Activities	(21,235)	(6,174)

Cash Flows from Financing Activities
Advances from working capital facilities	284,773	348,975
Payments on working capital facilities	(247,378)	(330,363)
Payments on capital expenditure obligations	(3,131)	(2,276)
Debt issue costs	(21)	(1,489)
Proceeds from exercise of options	3,533	2,431
Dividends Paid	(2,635)	—
Net payments for stockholder issuances and buybacks	(8,597)	(25,253)
Net Cash Provided by (Used in) Financing Activities	26,544	(7,975)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(249)	366

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(16,665)	2,862
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	24,266	7,885
Cash, Cash Equivalents, and Restricted Cash, End of Period	$7,601	$10,747

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$3,641	$3,923
Income taxes	$11,490	$12,982
Non-cash investing and financing transactions:
Capital expenditure obligations	$6,121	$—

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

Nature of Operations

The Company provides professional services and technology-based solutions to government and commercial clients, including management, marketing, technology, and policy consulting and implementation services in the areas of: energy, environment, and infrastructure; health, education and social programs; safety and security; and consumer and financial services. The Company offers a full range of services to these clients throughout the entire life cycle of a policy, program, project, or initiative, from research, analysis, assessment and advice to design and implementation of programs and technology-based solutions, as well as the provision of engagement services and programs.

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

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 55 offices in the U.S. and U.S. territories and more than 15 offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India, and Canada.

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating and reportable segment. Operating results for the three-months and six-months period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2018 (the “Annual Report”).

Reclassifications

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the current year presentation. As a result of the adoption of Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), the Company presented balances entitled contract assets and contract liabilities within the consolidated balance sheet as well as the impact of changes in these balances within the consolidated statement of cash flows. The Company reclassified comparable balances within the December 31, 2017 consolidated balance sheet as well as the impact of changes in these balances within the consolidated statement of cash flows in order to enhance comparability. Any other reclassifications were immaterial to the financial statements taken as a whole.

Significant Accounting Policies

Revenue Recognition

The Company primarily provides services and technology-based solutions to clients that operate in a variety of markets and may span the entire program life cycle, from initial research and analysis to the design and implementation of solutions. The Company enters into agreements with clients that create enforceable rights and obligations and for which it is probable that the Company will collect the consideration to which it will be entitled as services and solutions are transferred to the client. Except in certain narrowly defined situations, the Company’s agreements with its clients are written and revenue is generally not recognized on oral or implied arrangements. The Company recognizes revenue based on the consideration specified in the agreement and excludes from revenue amounts collected on behalf of third parties. Accordingly, sales and similar taxes which are collected for third parties are excluded from the transaction price. The Company also evaluates whether two or more agreements should be accounted for as one single contract and whether combined or single agreements should be accounted for as more than one performance obligation.

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

For performance obligations requiring the delivery of a service for a fixed price, the Company uses the ratio of actual costs incurred to total estimated costs, provided that costs incurred (an input method) provides a reasonable measure of progress towards the satisfaction of a performance obligation, in order to estimate the portion of total revenue earned. When this method is used, changes in estimated costs to complete these obligations result in adjustments to revenue on a cumulative catch-up basis, which causes the effect of revised estimates for prior periods to be recognized in the current period. Changes in these estimates can routinely occur over contract performance for a variety of reasons, which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in estimated incentive or award fees; or performing better or worse than previously estimated.

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

Unfulfilled performance obligations represent amounts expected to be earned on contracts and do not include the value of negotiated, unexercised contract options, which are classified as marketing offers. Indefinite delivery/indefinite quantity and similar arrangements provide a framework for the client to issue specific tasks, delivery or purchase orders in the future and these arrangements are considered marketing offers until a specific order is executed.

Revenue recognition entails the use of significant judgment, including, but not limited to, the following: evaluating agreements in terms of the number and nature of performance obligations, determining the appropriate method for measuring progress to satisfaction of obligations, and preparing estimates in terms of the amount of progress that the Company has made. Most of the Company’s revenue is recognized over time and for many fixed-price contracts, in particular, the Company estimates the proportion of total revenue earned using the ratio of contract costs incurred to total estimated contract costs, which requires the Company to prepare estimates as work progresses of contract cost left to be incurred. Moreover, some of the Company’s contracts include variable consideration, which requires the Company to estimate the most likely amounts that will be earned over the respective performance periods. For these obligations, changes in estimates result in cumulative catch-up adjustments and may have a significant impact on earnings during a given period.

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

Contract receivables, net – This account includes amounts billed or billable under contract terms. The amounts due are stated at their net realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The Company considers a number of factors in its estimate of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of the receivables.

Contract assets – This account includes unbilled amounts typically resulting from revenue recognized on long-term contracts when the amount of revenue recognized exceeds the amounts billed. It also includes contract retainages until the Company has met the contract-stipulated requirements for payment. Contract assets are reported in a net position on a contract by contract basis each period even though individual contracts may contain multiple performance obligations. On a contract by contract basis, amounts do not exceed their net realizable value.

Contract liabilities – This account consists of advance payments received and billings in excess of revenue recognized on long-term contracts. Contact liabilities are reported in a net position on a contract by contract basis each period even though individual contracts may contain multiple performance obligations.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

Accumulated Other Comprehensive Loss

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02: Income Statement – Reporting Comprehensive Income (Topic 220). Certain transactions were recorded in accumulated other comprehensive income in the past, net of tax. The tax had been calculated based on the tax rates enacted at the time the transaction occurred with no provision, under previous accounting, for adjusting the balance for changes in the enacted tax rate. Due to the passage of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), those historical rates were higher than the Company’s current tax rate. The new guidance allows the Company to reclassify these stranded tax effects directly to retained earnings. This update is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. During the first quarter of 2018, the Company elected to early adopt the update, which resulted in a one-time cumulative effect adjustment of $0.8 million from accumulated other comprehensive loss to retained earnings.

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

Under the modified retrospective method, the Company is required to maintain dual reporting during the year of adoption in order to present revenue under both the previous and new accounting for contracts initiated on or after the date of adoption and for those contracts having remaining obligations as of the adoption date. Revenue timing differences between the two methods resulted primarily from contracts with performance incentives. Under the new accounting, the Company has included in revenue the most likely amount of priced incentives earned as contract work was performed rather than, as under the old accounting, waiting to recognize revenue from incentives until specific quantitative goals were achieved, generally at the end of the measurement period. This timing difference is not expected to result in a material change to the Company’s annual revenue since most incentives have a one-year measurement period, which is aligned with the Company’s fiscal year. Revenue calculated under the old and new methods is as follows:

	Three months ended June 30, 2018		Six months ended June 30, 2018
	Previous Accounting	New Accounting	Previous Accounting	New Accounting
Revenue	$323,559	$324,315	$625,795	$627,095

Contract assets	129,298	130,241	129,298	130,241
Contract liabilities	26,243	25,886	26,243	25,886

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard revises the accounting for leases and requires lessees to recognize, for all leases with terms of greater than one year, a right-of-use asset and lease liability which depicts the rights and obligations arising from a lease. The standard also requires qualitative and quantitative disclosures designed to provide information regarding the nature, amount and timing of lease expense. For lessees, the new guidance is not expected to significantly change the recognition and measurement of lease expense.  This update is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption. The Company currently intends to adopt the standard on January 1, 2019, utilizing the alternative transition method. The Company is currently evaluating its leases, and designing new processes and controls that will aid in the implementation of and accounting for the new requirements. Until the implementation is completed, the Company cannot fully determine the effect of adopting the standard on the consolidated financial statements.  However, the Company currently anticipates that, on adoption, the Company will recognize right-of-use assets and lease liabilities that will each total from $100 to $200 million. The Company does not expect a material impact on the results of operations and cash flows.

Stock Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718).  The standard simplifies the accounting for share-based compensation to non-employees by aligning the guidance with share-based payments to employees.  It is effective for annual reporting periods beginning after December 15, 2018, and interim periods within those years, with early adoption permitted.  The Company is currently in the process of evaluating the impact of adoption, but does not anticipate a material impact on the consolidated financial statements.

NOTE 2 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	June 30, 2018	December 31, 2017
Billed and billable	$178,115	$172,171
Allowance for doubtful accounts	(3,463)	(3,853)
Contract receivables, net	$174,652	$168,318

NOTE 3 – GOODWILL

The changes in the carrying amount of goodwill during the six-months period ended June 30, 2018 were as follows:

Balance as of December 31, 2017	$686,108
Goodwill resulting from The Future Customer business combination	7,205
Effect of foreign currency translation	(286)
Balance as of June 30, 2018	$693,027

NOTE 4 – LONG-TERM DEBT

On May 17, 2017, the Company entered into a Fifth Amended and Restated Business Loan and Security Agreement with a syndication of 11 commercial banks (the “Credit Facility”). The Credit Facility: (i) includes modifications to the Company’s Fourth Amended and Restated Business Loan and Security Agreement, (ii) matures on May 17, 2022, (iii) increases the borrowing ceiling up to $600.0 million without a borrowing base requirement, taking into account financial, performance-based limitations, and (iv) provides for an “accordion,” which permits additional revolving credit commitments of up to $300.0 million, subject to lenders’ approval. The Credit Facility provides for letters of credit aggregating up to $60.0 million, which reduce the funds available under the Credit Facility when issued.

The Company has the option to borrow funds under the Credit Facility at interest rates based on both LIBOR (1, 3, or 6 month rates) and the Base Rate, at its discretion, plus their applicable margins. Base Rates are fluctuating per annum rates of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, and (iii) the daily LIBOR rate, plus a LIBOR Margin between 1.00% and 2.00% based on its Leverage Ratio (as defined under the Credit Facility). The interest accrued based on LIBOR rates is to be paid on the last business day of the interest period (1, 3, or 6 months), while interest accrued based on the Base Rates is to be paid in quarterly installments. The unused portion of the Credit Facility is subject to a commitment fee between 0.13% and 0.25% per annum based on the Leverage Ratio.

The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio of not more than 3.75 to 1.00 (subject to adjustment, in certain circumstances) for each fiscal quarter. As of June 30, 2018, the Company was in compliance with its covenants under the Credit Facility.

As of June 30, 2018, the Company had $243.6 million long-term debt outstanding, 10 outstanding letters of credit totaling $3.2 million, and unused borrowing capacity of $353.2 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $200.3 million as of June 30, 2018. The weighted-average interest rate on debt outstanding was 3.0% and 2.6% for the first six months of 2018 and 2017, respectively.

NOTE 5 – OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Other comprehensive income (loss) includes foreign currency translation adjustments arising from the conversion of financial statements of foreign subsidiaries into U.S. dollars, the amortization of the gain on the sale of an interest rate hedge agreement, and the change in the fair value of a current interest rate hedge agreement. Components of accumulated other comprehensive loss as of June 30, 2018 and December 31, 2017 are as follows:

	Three Months Ended June 30, 2018
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at March 31, 2018	$(7,708)	$2,563	$886	$(4,259)
Current period other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(3,366)	—	181	(3,185)
Amounts reclassified from accumulated other comprehensive income	—	(132)	—	(132)
Total current period other comprehensive (loss) income (4)	(3,366)	(132)	181	(3,317)
Accumulated other comprehensive (loss) income at June 30, 2018	$(11,074)	$2,431	$1,067	$(7,576)

	Three Months Ended June 30, 2017
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at March 31, 2017	$(11,443)	$2,175	$—	$(9,268)
Current period other comprehensive income (loss):
Other comprehensive income before reclassifications (4)	2,100	—	—	2,100
Accumulated other comprehensive (loss) income at June 30, 2017	$(9,343)	$2,175	$—	$(7,168)

	Six Months Ended June 30, 2018
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2017	$(7,638)	$2,158	$441	$(5,039)
Reclassification of stranded tax effects due to adoption of accounting principle(3)	(1,307)	478	—	(829)
Adjusted beginning balance	(8,945)	2,636	441	(5,868)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(2,129)	—	626	(1,503)
Amounts reclassified from accumulated other comprehensive income	—	(205)	—	(205)
Total current period other comprehensive (loss) income(4)	(2,129)	(205)	626	(1,708)
Accumulated other comprehensive (loss) income at June 30, 2018	$(11,074)	$2,431	$1,067	$(7,576)

	Six Months Ended June 30, 2017
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2016	$(11,815)	$2,175	$—	$(9,640)
Current period other comprehensive income (loss):
Other comprehensive income before reclassifications (4)	2,472	—	—	2,472
Accumulated other comprehensive (loss) income at June 30, 2017	$(9,343)	$2,175	$—	$(7,168)

(1) - Represents the fair value of an interest rate hedge agreement, designated as a cash flow hedge, which was sold on December 1, 2016. The fair value of the interest rate hedge agreement was recorded in other comprehensive income, net of tax, and will be reclassified to earnings when earnings are impacted by the hedged items and as interest payments are made on the Credit Facility from January 31, 2018 to January 31, 2023.

(2) - Represents the change in fair value of an interest rate hedge agreement designated as a cash flow hedge, and entered into on August 31, 2017.  The fair value of the interest rate hedge agreement was recorded in other comprehensive income and will be reclassified to earnings when earnings are impacted by the hedged items and as interest payments are made on the Credit Facility from August 31, 2018 to August 31, 2023.

(3) - The Company has adjusted the balance at December 31, 2017 of accumulated other comprehensive loss for the stranded tax effects caused by the enactment of the Tax Act.

(4) - Changes in other comprehensive income (loss) are shown net of a total tax benefit of $0.2 million and tax expense of $0.5 million for the three-months ended June 30, 2018 and 2017, respectively, and total tax expense of $0.1 million and $0.7 million for the six-months ended June 30,2018 and 2017, respectively.

NOTE 6 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows for the six months ended June 30, 2018 and 2017:

	2018		2017
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$11,809	$6,322	$6,042	$9,493
Restricted cash - current (1)	11,191	—	—	—
Restricted cash - non-current	1,266	1,279	1,843	1,254
Total of cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$24,266	$7,601	$7,885	$10,747

(1) - Restricted cash – current as of December 31, 2017 represents amount held in an escrow account for the acquisition of The Future Customer. See Note 10 – Business Combination.

NOTE 7 – REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients, most of which is earned over time, into categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors. Those categories are: client market, client type and contract mix. Client market provides insight into the breadth of the Company’s expertise. In classifying revenue by client market, the Company attributes revenue from a client to the market that the Company believes is the client’s primary market. The Company also classifies revenue by the type of entity for which it does business, which is an indicator of the diversity of its client base. The Company attributes revenue generated as a subcontractor to a commercial company as government revenue when the ultimate client is a government agency or department. Finally, disaggregation by contract mix provides insight in terms of the degree of performance risk that the Company has assumed. Fixed-price contracts are considered to provide the highest amount of performance risk as the Company is required to deliver a scope of work or level of effort for a negotiated fixed price. Time-and-materials contracts require the Company to provide skilled employees on contracts for negotiated fixed hourly rates. Since the Company is not required to deliver a scope of work, but merely skilled employees, it considers these contracts to be less risky than a fixed-price agreement. Cost-based contracts are considered to provide the lowest amount of performance risk since the Company is generally reimbursed for all contract costs incurred in performance of contract deliverables with only the amount of incentive or award fees (if applicable) dependent on the achievement of negotiated performance requirements.

	June 30, 2018
	Three Months Ended	Six Months Ended
Client Markets:
Energy, environment, and infrastructure	$132,563	$256,318
Health, education, and social programs	131,624	255,189
Safety and security	27,491	52,927
Consumer and financial	32,637	62,661
Total	$324,315	$627,095

	June 30, 2018
	Three Months Ended	Six Months Ended
Client Type:
U.S. federal government	$138,875	$272,597
U.S. state and local government	35,267	67,172
International government	34,508	63,245
Total Government	208,650	403,014
Commercial	115,665	224,081
Total	$324,315	$627,095

	June 30, 2018
	Three Months Ended	Six Months Ended
Contract Mix:
Fixed-price	$136,178	$258,825
Time-and-materials	128,243	252,268
Cost-based	59,894	116,002
Total	$324,315	$627,095

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing. The $19.7 million increase in the Company’s net contract assets (liabilities) is due to the timing of work performed in relation to billing schedule timing for fixed price programs, particularly in our international operations. There were no material changes to contract balances due to impairments or business combinations during the period.

	June 30, 2018	At date of adoption	Change
Contract asset	$130,241	$123,197	$7,044
Contract liabilities	(25,886)	(38,571)	12,685
Net contract assets (liabilities)	$104,355	$84,626	$19,729

Performance Obligations:

The Company had $1.2 billion in unfulfilled performance obligations as of June 30, 2018, which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts and were generally valued using an estimated cost plus margin approach, with variable consideration being estimated at the most likely amount.  The Company expects to satisfy these performance obligations, on average, in one year.

NOTE 8 – INCOME TAXES

The Company’s effective tax rate for the three and six months ended June 30, 2018 and 2017 was 26.6% and 40.0% and 24.7% and 36.3%, respectively.

The Company is subject to federal income taxes in the U.S. as well as to taxes in various state, local and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s 2014 through 2016 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state, local and foreign tax returns also remain open under the applicable statute of limitations and are subject to examination for the tax years from 2013 to 2016.

The Company’s total liability for unrecognized tax benefits as of June 30, 2018 was $1.1 million. Included in the balance as of June 30, 2018 was $1.0 million in tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax benefits may decrease by approximately $0.7 million.

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

The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, the Company is still analyzing certain aspects of the Tax Act and refining estimates, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts.  Pursuant to U.S. Securities and Exchange Commission Staff Accounting Bulletin 118 (“SAB 118”), the provisional amount recorded related to the re-measurement of the deferred tax balances has not been adjusted during the six months ended June 30, 2018.

The one-time “transition tax” is based on the Company’s total post-1986 earnings and profits (“E&P”) which the Company has previously deferred from U.S. income taxation. The Company has not yet completed the calculation of the total post-1986 foreign E&P and related foreign tax pools for these foreign subsidiaries.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount, as well as the related foreign tax credit utilization, may change when the Company finalizes the calculation of post-1986 foreign E&P and related foreign tax pools that were previously deferred from U.S. federal taxation and once the Company finalizes the amounts held in cash or other specified assets.  Similarly, the cumulative foreign tax credit carry forward balance as of December 31, 2017 and any valuation allowance required (as applicable) may also change.  No additional income taxes have been provided for on any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these foreign entities because these amounts continue to be permanently reinvested in foreign operations.  Pursuant to SAB 118, the provisional amount recorded related to the transition tax has not been adjusted during the six months ended June 30, 2018.

The impact of the re-measurement of the deferred tax balances and the transition tax are preliminary estimates and will not be finalized until the latter part of 2018.

The Tax Act subjects U.S. corporations to current tax on global intangible low-taxed income (or “GILTI”) earned by certain foreign subsidiaries.  The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company elected in the first quarter of fiscal year 2018 to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred.  The current provision for 2018 included no tax expense for GILTI.

NOTE 9 – ACCOUNTING FOR STOCK COMPENSATION

On April 4, 2018, the Company’s board of directors approved the 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”), which was subsequently approved by the stockholders and became effective on May 31, 2018 (the “Effective Date”). The 2018 Omnibus Plan replaced the previous 2010 Omnibus Incentive Plan (the “Prior Plan”).

On or after the Effective Date, the 2018 Omnibus Plan allows the Company to grant 1,185,000 shares of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance share awards (“PSAs”), cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 608,154 as of June 30, 2018, will remain subject to its terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date. As of June 30, 2018, the Company had approximately 1,185,000 shares available for grant under the 2018 Omnibus Plan. Cash-settled RSUs (“CSRSUs”) have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share (“EPS”) calculations.

During the six months ended June 30, 2018, the Company granted to its employees 159,749 shares in the form of RSUs with an average grant date fair value of $61.62, and the equivalent value of 145,980 shares in the form of CSRSUs with an average grant date fair value of $60.74. During the six months ended June 30, 2018, the Company also granted 45,136 shares in the form of PSAs to its employees with a grant date fair value of $66.68 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2018 have a performance period from January 1, 2018 through December 31, 2020 and the performance conditions are consistent with the PSAs granted in 2017. The Company’s performance-based share program is further described in “Note 13—Accounting for Stock-Based Compensation,” in the “Notes to Consolidated Financial Statements” in the Annual Report.

The Company recognized stock-based compensation expense of $5.4 million and $4.7 million for the three months ended June 30, 2018 and 2017, respectively, and $10.2 million and $8.2 million for the six months ended June 30, 2018 and 2017, respectively. Unrecognized compensation expense of approximately $14.9 million as of June 30, 2018 related to unsettled RSUs is expected to be recognized over a weighted-average period of 2.0 years. The unrecognized compensation expense related to CSRSUs totaled approximately $22.0 million at June 30, 2018 and is expected to be recognized over a weighted-average period of 2.0 years. Unrecognized compensation expense related to PSAs of approximately $4.7 million as of June 30, 2018 is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 10 – BUSINESS COMBINATION

In January 2018, the Company acquired The Future Customer (“TFC”), a leading boutique loyalty strategy and marketing company based in London (U.K.)  The acquisition of TFC enhanced and extended the Company’s customer loyalty business to Europe.  The acquisition was not significant to the Company’s financial statements taken as a whole.

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

As of June 30, 2018, the PSAs granted during the year ended December 31, 2016 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2017 and during the six months ended June 30, 2018 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.  There were no weighted-average shares excluded from the calculation of EPS because they were anti-dilutive for the three months ended June 30, 2018 and 2017, respectively, as well as for the six months ended June 30, 2017.  There were 12,415 shares excluded for the six months ended June 30, 2018. The anti-dilutive shares were associated with RSUs.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Income	$13,617	$11,937	$26,034	$22,114

Weighted-average number of basic shares outstanding during the period	18,806	18,775	18,738	18,840
Dilutive effect of stock options, RSUs, and performance shares	403	311	470	412
Weighted-average number of diluted shares outstanding during the period	19,209	19,086	19,208	19,252

Basic earnings per share	$0.72	$0.64	$1.39	$1.17
Diluted earnings per share	$0.71	$0.63	$1.36	$1.15

NOTE 12 – SHARE REPURCHASE PROGRAM

The Company’s current share repurchase program allows for share repurchases in the aggregate up to $100.0 million under share repurchase plans approved by the board of directors pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  As part of the Company’s modification of the Credit Facility, the Credit Facility limits on share repurchases were eliminated to permit unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.25 to 1.00. As of June 30, 2018, $95.0 million remained available for share repurchases. Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with the issuance of restricted stock, RSUs and PSAs.

NOTE 13 – SUBSEQUENT EVENTS

On August 2, 2018, the Company’s board of directors approved a $0.14 per share cash dividend.  The dividend will be paid on October 16, 2018 to shareholders as of the close of business on September 7, 2018.

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

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about: clean energy and energy efficiency; health promotion, treatment, and cost control; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Harvey, Irma and Maria) that devastated communities in Texas, Florida, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts.  We believe our prior experience with disaster relief and rebuild efforts, including those from Hurricanes Katrina and Rita, and Superstorm Sandy, put us in a favorable position to provide recovery assistance, housing, and environmental and infrastructure solutions on behalf of federal departments and agencies, state and local jurisdictions, and regional agencies.

We also see significant opportunity to further leverage our digital and client engagement capabilities across our commercial and government client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements spanning all aspects of the program life cycle as well as completely and successfully integrating strategic acquisitions. We will continue to focus on building scale in vertical and horizontal domain expertise, developing business with both our government and commercial clients, and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

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

Employees and Offices:

We have more than 5,500 full-time employees around the globe (excluding part-time and on-demand employees), including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, more than 55 regional offices throughout the U.S. and U.S. territories and more than 15 offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of our financial condition and results of operations is based on our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of these consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and our application of critical accounting policies, including: revenue recognition, impairment of goodwill and other intangible assets, income taxes, and stock-based compensation.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report and “Note 1—Basis of Presentation and Nature of Operations—Significant Accounting Policies” and “Note 1—Basis of Presentation and Nature of Operations—Recent Accounting Pronouncements” in the “Notes to Consolidated Financial Statements” in this Quarterly Report for further discussions of our significant accounting policies and estimates.

We periodically evaluate our critical accounting policies and estimates based on changes in generally accepted accounting principles that may have an effect on our financial statements.  In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 provides a single comprehensive revenue recognition framework and supersedes existing revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for determining the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures. The Company implemented Topic 606 on January 1, 2018 using the modified retrospective method. This method requires that the Company apply the requirements of the new standard in the year of adoption to new contracts and those that were not completed as of the adoption date. For further discussion see “Note 1—Basis of Presentation and Nature of Operations—Significant Accounting Policies — Revenue Recognition” and “Note 1—Basis of Presentation and Nature of Operations—Recent Accounting Pronouncements” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

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

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Energy, environment, and infrastructure	$132,563	41%	$120,925	39%	$256,318	41%	$239,517	40%
Health, education, and social programs	131,624	41%	127,106	42%	255,189	41%	251,770	42%
Safety and security	27,491	8%	26,651	9%	52,927	8%	51,548	8%
Consumer and financial	32,637	10%	31,710	10%	62,661	10%	59,852	10%
Total	$324,315	100%	$306,392	100%	$627,095	100%	$602,687	100%

Client mix

We categorize our clients into two classifications: government and commercial. Within the government classification, we present three types of sub-classifications: federal government, state and local government, and international government. We also serve a variety of commercial clients worldwide. The table below shows our revenue by client type and revenue as a percentage of total revenue for the periods indicated. Certain immaterial revenue amounts in prior year have been reclassified due to minor adjustments and reclassification within client mix.

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S. federal government	$138,875	43%	$141,278	46%	$272,597	43%	$279,297	46%
U.S. state and local government	35,267	11%	35,675	12%	67,172	11%	68,987	12%
International government	34,508	10%	20,873	7%	63,245	10%	40,834	7%
Government	208,650	64%	197,826	65%	403,014	64%	389,118	65%
Commercial	115,665	36%	108,566	35%	224,081	36%	213,569	35%
Total	$324,315	100%	$306,392	100%	$627,095	100%	$602,687	100%

Contract mix

We classify our contracts based on contract type which is an indicator, depending on changes in the proportionate amount of revenues derived from each type of contract, of the degree of performance risk we have assumed.  For additional information regarding the types of contracts we utilize, see the “Contract Mix” section in “Item 7”, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report. Our contract mix varies from year to year and quarter to quarter due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task, delivery or purchase orders issued under a contract. The table below shows our revenue by contract type and revenue as a percentage of our total revenue for the periods indicated.  Certain immaterial revenue amounts in the prior year have been reclassified due to minor adjustments and reclassification within contract mix.

	Three Months Ended				Six Months Ended
	June 30, 2018		June 30, 2017		June 30, 2018		June 30, 2017
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fixed-price	$136,178	42%	$120,934	40%	$258,825	41%	$234,619	39%
Time-and-materials	128,243	40%	129,353	42%	252,268	40%	257,988	43%
Cost-based	59,894	18%	56,105	18%	116,002	19%	110,080	18%
Total	$324,315	100%	$306,392	100%	$627,095	100%	$602,687	100%

Contract backlog

Our funded and estimates of unfunded and total backlog on the dates indicated were as follows:

	June 30,		December 31,
(dollars in millions)	2018	2017	2017
Funded	$1,146.5	$927.0	$1,060.0
Unfunded	1,024.7	1,104.1	890.4
Total	$2,171.2	$2,031.1	$1,950.4

There were no backlog amounts in either 2018 or 2017 for which the contract award was under protest. Certain backlog in the prior year has been revised to conform to our current definition of backlog.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2018, Compared to Three Months Ended June 30, 2017

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended June 30,				Three Months Ended
	Dollars		Percentages		June 30, 2017 and 2018
(dollars in thousands)	2018	2017	2018	2017	Dollars	Percent
Revenue	$324,315	$306,392	100.0%	100.0%	$17,923	5.8%
Direct Costs	206,565	190,896	63.7%	62.3%	15,669	8.2%
Operating Costs and Expenses:
Indirect and selling expenses	90,410	86,240	27.9%	28.1%	4,170	4.8%
Depreciation and amortization	4,045	4,299	1.3%	1.4%	(254)	(5.9%)
Amortization of intangible assets	2,270	2,749	0.7%	0.9%	(479)	(17.4%)
Total Operating Costs and Expenses	96,725	93,288	29.9%	30.4%	3,437	3.7%
Operating Income	21,025	22,208	6.4%	7.3%	(1,183)	(5.3%)
Interest expense	(2,167)	(2,537)	(0.6%)	(0.8%)	370	(14.6%)
Other (expense) income	(318)	226	(0.1%)	—	(544)	(240.7%)
Income before Income Taxes	18,540	19,897	5.7%	6.5%	(1,357)	(6.8%)
Provision for Income Taxes	4,923	7,960	1.5%	2.6%	(3,037)	(38.2%)
Net Income	$13,617	$11,937	4.2%	3.9%	$1,680	14.1%

Revenue. Revenue for the three months ended June 30, 2018 was $324.3 million, compared to $306.4 million for the three months ended June 30, 2017, representing an increase of $17.9 million or 5.8%. The increase was primarily attributable to a $10.8 million increase in government revenue and a $7.1 million increase in revenue from our commercial clients. The increase in government client revenue was the result of a $13.6 million increase in revenue from our international government clients, primarily as a result of increases in the energy, environment and infrastructure and health, education, and social programs market, offset by a decrease of $2.8 million in our federal and state and local government clients, primarily the result of decreases in our health, education, and social program market clients. The increase in commercial revenue was due to a $4.0 million increase in our health, education and social program market clients, a $2.1 million increase in our energy, environment and infrastructure market clients and a $0.9 million increase in our consumer and financial clients.

Direct Costs. Direct costs for the three months ended June 30, 2018 were $206.6 million compared to $190.9 million for the three months ended June 30, 2017, an increase of $15.7 million or 8.2%. The increase in direct costs was attributable to an increase of $11.9 million in subcontractor and other direct costs and $3.8 million increase in direct labor and associated fringe benefits. The increase in both direct labor and subcontractor and other direct costs is primarily due to an increase in revenues. Direct costs as a percent of revenue increased to 63.7% for the three months ended June 30, 2018, compared to 62.3% for the three months ended June 30, 2017.

Indirect and selling expenses. Indirect and selling expenses for the three months ended June 30, 2018 were $90.4 million compared to $86.2 million for the three months ended June 30, 2017, an increase of $4.2 million or 4.8%. The increase in indirect and selling expenses was primarily due to a $2.9 million increase in general and administrative costs, which included higher marketing costs and higher costs to invest in our internal processes, and a $1.3 million increase in indirect compensation costs during the three months ended June 30, 2018. Indirect and selling expenses as a percent of revenue decreased to 27.9% for the three months ended June 30, 2018, compared to 28.1% for the three months ended June 30, 2017. The decline in the indirect and selling expense as a percentage of revenues is due to a larger increase in revenues as compared to indirect and selling costs.

Depreciation and amortization. Depreciation and amortization was $4.0 million for the three months ended June 30, 2018 compared to $4.3 million for the three months ended June 30, 2017.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2018 was $2.3 million compared to $2.7 million for the three months ended June 30, 2017. The $0.5 million decrease was primarily due to reduced levels of intangible assets amortization associated with prior acquisitions.

Operating Income. Operating income was $21.0 million for the three months ended June 30, 2018 compared to $22.2 million for the three months ended June 30, 2017, a decrease of $1.2 million or 5.3%. Operating income as a percentage of revenue decreased to 6.4% for the three months ended June 30, 2018, compared to 7.3% for the same period in 2017. The changes were largely due to increases in revenue offset by proportionately larger increases in the direct costs, resulting in a net reduction in operating income and operating margin.

Interest expense. For the three months ended June 30, 2018 and 2017, interest expense was $2.2 million and $2.5 million resulting in a decrease of $0.3 million or 14.6%. The lower interest expense for the three months ended June 30, 2018 was due to lower average debt balances for such period compared to the three months ended June 30, 2017, partially offset by an increase in the weighted-average interest rate.

Other (expense) income. Other expense was $0.3 million for the three months ended June 30, 2018. Other income was $0.2 million for the three months ended June 30, 2017.

Provision for Income Taxes. For the three months ended June 30, 2018, income tax expense was $4.9 million compared to $8.0 million for the three months ended June 30, 2017, a decrease of $3.1 million and the effective income tax rate for the three months ended June 30, 2018 and 2017 was 26.6% and 40.0%, respectively.  The decrease in income tax expense was primarily due to the decrease in the federal income tax rate from 35% to 21% pursuant to the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Act”) in December 2017 and a decrease in tax expense of $0.3 million resulting from the exercise of stock options, which provided an additional tax deduction from equity-based compensation in the three months ended June 30, 2018 compared to the three months ended June 30, 2017.

In addition to the change in the U.S. federal corporate income tax rate from 35% to 21%, the Tax Act resulted in the revaluation of deferred tax assets and liabilities required as a result of the tax rate change and the application of a mandatory one-time “transition tax” on unremitted earnings of certain foreign subsidiaries that were previously tax deferred.

We have not completed the accounting for the tax effects resulting from the enactment of the Tax Act; however, in certain cases, we made a provisional estimate of the effects on our existing deferred tax balances and the one-time transition tax. We recognized the provisional estimate on the date of enactment, December 2017. We are continuing our evaluation of the impact of the Tax Act; however, no significant change in the impact of the Tax Act was recorded in the three months ended June 30, 2018. The impact of the transition tax is a preliminary estimate and will not be finalized until the later part of 2018.

The Tax Act subjects U.S. corporations to current tax on global intangible low-taxed income (or “GILTI”) earned by certain foreign subsidiaries.  We elected in the first quarter of 2018 to record changes to GILTI tax as a period cost, and taxes due on future GILTI will be included as a current-period expense when incurred. The current provision for 2018 included no tax expense for GILTI.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Six Months Ended June 30,				Six Months Ended
	Dollars		Percentages		June 30, 2017 and 2018
(dollars in thousands)	2018	2017	2018	2017	Dollars	Percent
Revenue	$627,095	$602,687	100.0%	100.0%	$24,408	4.0%
Direct Costs	395,391	374,503	63.1%	62.1%	20,888	5.6%
Operating Costs and Expenses:
Indirect and selling expenses	180,069	175,042	28.7%	29.0%	5,027	2.9%
Depreciation and amortization	8,514	8,818	1.4%	1.5%	(304)	(3.4%)
Amortization of intangible assets	4,514	5,483	0.7%	0.9%	(969)	(17.7%)
Total Operating Costs and Expenses	193,097	189,343	30.8%	31.4%	3,754	2.0%
Operating Income	38,607	38,841	6.1%	6.5%	(234)	(0.6%)
Interest expense	(3,833)	(4,488)	(0.6%)	(0.7%)	655	(14.6%)
Other (expense) income	(214)	335	—	—	(549)	(163.9%)
Income before Income Taxes	34,560	34,688	5.5%	5.8%	(128)	(0.4%)
Provision for Income Taxes	8,526	12,574	1.4%	2.1%	(4,048)	(32.2%)
Net Income	$26,034	$22,114	4.1%	3.7%	$3,920	17.7%

Revenue. Revenue for the six months ended June 30, 2018 was $627.1 million, compared to $602.7 million for the six months ended June 30, 2017, representing an increase of $24.4 million or an increase of 4.0%. The increase was attributable to a $13.9 million increase in government revenue and a $10.5 million increase in our commercial clients. The increase in government clients was the result of a $22.4 million increase in our international government clients, primarily as a result of increases in the energy, environment and infrastructure and health, education, and social programs market, offset by a decrease of $8.5 million in our federal and state and local government clients, primarily the result of decreases in our health, education, and social program market clients. The increase in commercial revenue was primarily due to a $5.2 million increase in our health, education and social program market clients, a $2.8 million increase in our consumer and financial market clients, and a $2.5 million increase in our energy, environment, and infrastructure market clients.

Direct Costs. Direct costs for the six months ended June 30, 2018 were $395.4 million compared to $374.5 million for the six months ended June 30, 2017, an increase of $20.9 million or 5.6%. The increase in direct costs was attributable to an increase of $14.2 million in subcontractor and other direct costs and a $6.7 million increase in direct labor and associated fringe benefits.  The increase in both direct labor and subcontractor and other costs is the result of an increase in revenues. Direct costs as a percent of revenue increased to 63.1% for the six months ended June 30, 2018, compared to 62.1% for the six months ended June 30, 2017.

Indirect and selling expenses. Indirect and selling expenses for the six months ended June 30, 2018 were $180.1 million compared to $175.0 million for the six months ended June 30, 2017, an increase of $5.0 million or 2.9%. The increase in indirect and selling expenses was primarily due to a $2.9 million increase in general and administrative costs, which included higher marketing costs and higher costs to invest in our internal processes, and a $2.1 million increase in indirect compensation costs during the six months ended June 30, 2018. Indirect and selling expenses as a percent of revenue decreased to 28.7% for the six months ended June 30, 2018, compared to 29.0% for the six months ended June 30, 2017. The decline in the indirect and selling expense as a percentage of revenues is due to a larger increase in revenues as compared to indirect selling costs.

Depreciation and amortization. Depreciation and amortization was $8.5 million for the six months ended June 30, 2018 compared to $8.8 million for the six months ended June 30, 2017.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2018 was $4.5 million compared to $5.5 million for the six months ended June 30, 2017. The $1.0 million decrease was primarily due to reduced levels of intangible assets amortization associated with prior acquisitions.

Operating Income. Operating income was $38.6 million for the six months ended June 30, 2018 compared to $38.8 million for the six months ended June 30, 2017, a decrease of $0.2 million or 0.6%. Operating income as a percentage of revenue decreased to 6.1% for the six months ended June 30, 2018, compared to 6.5% for the same period in 2017. The changes were largely due to increases in revenue offset by proportionately larger increases in the direct costs, resulting in a net reduction in operating income and operating margin.

Interest expense. For the six months ended June 30, 2018 and 2017, interest expense was $3.8 million and $4.5 million resulting in a decrease of $0.7 million or 14.6%. The lower interest expense for the six months ended June 30, 2018 was due to lower average debt balances for the six-month period ended June 30, 2018 compared to the six months ended June 30, 2017, partially offset by an increase in the weighted-average interest rate.

Other (expense) income. Other expense was $0.2 million for the six months ended June 30, 2018. Other income was $0.3 million for the six months ended June 30, 2017.

Provision for Income Taxes. For the six months ended June 30, 2018, income tax expense was $8.5 million compared to $12.6 million for the six months ended June 30, 2017, a decrease of $4.0 million and the effective income tax rate for the six months ended June 30, 2018 and 2017 was 24.7% and 36.3%, respectively.  The decrease in income tax expense and the effective tax rate was primarily due to the decrease in the federal income tax rate from 35% to 21% pursuant to the enactment of the Tax Act in December 2017 and a decrease in tax expense of $ 1.6 million resulting from the exercise of stock options providing an additional tax deduction from equity-based compensation in the six months ended June 30, 2018 compared to the six months ended June 30, 2017.

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

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Revenue	$324,315	$306,392	$627,095	$602,687
Subcontractor and other direct costs	(93,330)	(81,446)	(172,212)	(157,980)
Service revenue	$230,985	$224,946	$454,883	$444,707

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

EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP and should not be used as alternatives to net income as a measure of operating performance. This presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use, as they do not consider certain cash requirements such as interest payments, tax payments, capital expenditures, and debt service. The decrease in EBITDA and Adjusted EBITDA for the three months ended June 30, 2018 and the six months ended June 30, 2018 over the prior period is due to additional marketing costs and the investment in our internal processes.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2018	2017	2018	2017
Net income	$13,617	$11,937	$26,034	$22,114
Other expense (income)	318	(226)	214	(335)
Interest expense	2,167	2,537	3,833	4,488
Provision for income taxes	4,923	7,960	8,526	12,574
Depreciation and amortization	6,315	7,048	13,028	14,301
EBITDA	27,340	29,256	51,635	53,142
Acquisition-related expenses (1)	44	—	46	—
Special charges related to severance for staff realignment (2)	—	577	655	577
Special charges related to facility consolidations and office closures (3)	—	21	—	1,719
Adjusted EBITDA	$27,384	$29,854	$52,336	$55,438
(1)	Acquisition-related expenses: These costs are mainly related to closed and anticipated-to-close acquisitions, consisting primarily of consultant and other outside third-party costs.
(2)

Special charges related to severance for staff realignment: These costs are mainly due to either involuntary employee termination benefits for Company officers who have been terminated as part of a consolidation.

(3)

Special charges related to facility consolidation and office closures: These costs are exit costs associated with terminated leases or full office closures. These exit costs include charges incurred under a contractual obligation that existed as of the date of the accrual and for which we will continue to pay until the contractual obligation is satisfied but with no economic benefit to us.

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

The following table presents a reconciliation of diluted EPS to Non-GAAP EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Diluted EPS	$0.71	$0.63	$1.36	$1.15
Special charges related to severance for staff realignment	—	0.03	0.03	0.03
Special charges related to facility consolidations and office closures	—	—	—	0.10
Amortization of intangibles	0.12	0.14	0.24	0.28
Income tax effects(1)	(0.03)	(0.07)	(0.07)	(0.15)
Non-GAAP EPS	$0.80	$0.73	$1.56	$1.41
(1)	Income tax effects were calculated using an effective U.S. GAAP tax rate of 26.6% and 40.0%, and 24.7% and 36.3% for the three and six months ended June 30, 2018 and 2017, respectively.

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

Financial Condition. There were several changes in our balance sheet during the six months ended June 30, 2018. Cash and cash equivalents decreased $5.5 million on June 30, 2018, from $11.8 million on December 31, 2017, which is further discussed in “Cash Flow” below. Contract receivables, net, increased $6.3 million compared to December 31, 2017, while days-sales-outstanding increased from 71 days for the quarter ended December 31, 2017, to 77 days for the quarter ended June 30, 2018, primarily due to a reduction of temporary timing differences in client collections. Our net contract assets (liabilities) changed by $19.7 million with the increase in unbilled receivables and a decrease in deferred revenue. Property and equipment, net of depreciation and amortization, increased due to capital expenditures primarily related to capitalized software. Goodwill increased as a result of our acquisition of The Future Customer (“TFC”) and as a result of improvement in fluctuation of foreign currencies. Accounts payable decreased $11.4 million and net accrued subcontractors and other direct costs and accrued expenses and other current liabilities decreased $10.0 million due to timing of payments. Long-term debt increased to $243.6 million on June 30, 2018 from $206.3 million on December 31, 2017, primarily due to net cash received from our Credit Facility of $37.4 million, which was used to meet operating cash flow requirements and fund acquisitions. We generally utilize cash flow from operations as our prime source of funding and turn to our Credit Facility to fund temporary fluctuations such as increases in accounts receivable, reductions in accounts payable and accrued expenses, and the purchase of treasury stock.

Accumulated other comprehensive loss within stockholders’ equity declined in the six months ended June 30, 2018 primarily due to the impact of changes in foreign currency upon our cumulative translation adjustment offset by the reclassification of stranded tax effects in adoption of ASU 2018-02. Both the currency conversion of the British Pound and the Euro experienced increases relative to the U.S. dollar resulting in the change in the cumulative translation adjustment.  We have explored various options for mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have forward contract agreements (“hedges”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair value of the hedges in our results of operations. We may increase the number, size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. The current impact of the hedges to the consolidated financial statements is immaterial.

Share Repurchase Program. In September 2017 our board of directors approved a share repurchase program that authorizes us to make share repurchases in the aggregate up to $100.0 million. Our total repurchases are also limited by the Credit Facility as described in “Note 12—Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.  Our overall repurchase limit is the lower of the amount imposed by our board of directors and by the Credit Facility.  Purchases under the repurchase program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the six months ended June 30, 2018, we repurchased 90,252 shares under this program at an average price of $55.45 per share. As of June 30, 2018, $95.0 million remained available for share repurchases.

Dividends.  Cash dividends declared thus far in 2018 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 27, 2018	$0.14	March 30, 2018	April 16, 2018
May 2, 2018	$0.14	June 8, 2018	July 16, 2018
August 2, 2018	$0.14	September 7, 2018	October 16, 2018

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the six months ended June 30, 2018 and 2017:

	Six Months Ended
	June 30,
(in thousands)	2018	2017
Net Cash (Used in) Provided by Operating Activities	$(21,725)	$16,645
Net Cash Used in Investing Activities	(21,235)	(6,174)
Net Cash Provided by (Used in) Financing Activities	26,544	(7,975)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(249)	366
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(16,665)	$2,862

The primary factors affecting our operating cash flow are the overall profitability of our contracts, our ability, based on contractually-stipulated billing terms, to invoice and collect from our clients in a timely manner, and our ability to manage vendor payments terms. Operating activities used $21.7 million in cash for the six months ended June 30, 2018 compared to cash provided by operating activities of $16.6 million for the six months ended June 30, 2017. Cash flows used in operations for the six months ended June 30, 2018 were the result of favorable timing of collections of pass-through invoices during the prior year and the subsequent subcontractor payments in the current year as well as fewer contract prepayments, particularly related to international contracts, due to billing schedule timing. Additionally, the timing of payment of prepaid expenses impacted operating cash flows during the current year.

Investing activities used cash of $21.2 million for the six months ended June 30, 2018, compared to $6.2 million for the six months ended June 30, 2017. The cash used in investing activities for the six months ended June 30, 2018 was for the acquisition of TFC for $11.8 million and $9.4 for capital expenditures.  The cash used in investing activities for the six months ended June 30, 2017 was primarily for capital expenditures.

For the six months ended June 30, 2018, cash flows provided by financing activities of $26.5 million was largely attributable to cash provided by net advances on our Credit Facility of $37.4 million and cash received in the exercise of options of $3.5 million offset by cash used for net payments for stockholder issuances and buybacks of $8.6 million, primarily representing shares repurchased under our share repurchase program, $3.1 million payments on capital expenditure obligations, and cash dividends of $2.6 million. For the six months ended June 30, 2017, cash flows used in financing activities of $8.0 million was largely attributable to cash used for payments for stock issuances and buybacks of $25.3 million offset by net advances on our Credit Facility of $18.6 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. We performed the evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As a result of the Company’s adoption of the new revenue standard (Topic 606), we implemented controls to ensure adequate evaluation of contracts and assessment of the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate its adoption on January 1, 2018.  There were no other significant changes to our internal control over financial reporting due to the adoption of the new standard, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f) during the period covered by this Quarterly Report or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Issuances of Common Stock. For the three months ended June 30, 2018, a total of 2,872 shares of unregistered common stock, valued at an aggregate of $171,028 were issued to seven of our directors for director-related compensation. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for three months ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	2,200	$59.17	2,200	$94,993,817
May 1 - May 31	206	$66.21	—	$94,993,817
June 1 - June 30	—	$—	—	$94,993,817
Total	2,406	$59.77	2,200
(1)

The total number of shares purchased of 2,406 includes shares repurchased pursuant to our share repurchase program described further in footnote (2) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units and performance-based share awards in accordance with our applicable long-term incentive plan. During the three months ended June 30, 2018, we repurchased 206 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $66.21 per share.

(2)

The current share repurchase program authorizes share repurchases in the aggregate up to $100.0 million, not to exceed the amount allowed under the Credit Facility. As part of the Company’s modification of the Credit Facility, the limits on share repurchases were eliminated except that our Leverage Ratio, prior to and after giving effect to any repurchase, must not be greater than 3.25 to 1.00. During the three months ended June 30, 2018, we repurchased 2,200 shares under the stock repurchase plan at an average price of $59.15 per share.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 3, 2018	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 3, 2018	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)