Form 10-Q
period 2018-09-30
ICF International, Inc.
filed 2018-11-02
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes     ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    ☒  Yes     ☐  No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer,’’ ‘‘smaller reporting company,’’ and ‘‘emerging growth company’’ in Rule 12b–2 of the Exchange Act. (Check one):

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

As of October 26, 2018, there were 18,847,336 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2018

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,804	$11,809
Contract receivables, net	194,202	168,318
Contract assets	143,161	123,197
Prepaid expenses and other assets	16,608	11,327
Income tax receivable	10,275	5,596
Restricted cash - current	—	11,191
Total Current Assets	370,050	331,438
Property and Equipment, net	45,742	38,052
Other Assets:
Goodwill	702,585	686,108
Other intangible assets, net	33,234	35,304
Restricted cash - non-current	1,286	1,266
Other assets	23,147	18,087
Total Assets	$1,176,044	$1,110,255

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$69,168	$75,074
Contract liabilities	26,489	38,571
Accrued salaries and benefits	58,802	45,645
Accrued subcontractors and other direct costs	40,347	47,508
Accrued expenses and other current liabilities	29,418	17,572
Total Current Liabilities	224,224	224,370
Long-term Liabilities:
Long-term debt	232,504	206,250
Deferred rent	14,335	15,119
Deferred income taxes	37,330	33,351
Other	16,978	15,135
Total Liabilities	525,371	494,225

Commitments and Contingencies (Note 16)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 22,419,587 and 22,019,315 shares issued as of September 30, 2018 and December 31, 2017, respectively; 18,868,431 and 18,661,801 shares outstanding as of September 30, 2018 and December 31, 2017, respectively	22	22
Additional paid-in capital	322,600	307,821
Retained earnings	470,386	434,766
Treasury stock	(134,191)	(121,540)
Accumulated other comprehensive loss	(8,144)	(5,039)
Total Stockholders’ Equity	650,673	616,030
Total Liabilities and Stockholders’ Equity	$1,176,044	$1,110,255

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenue	$332,968	$305,301	$960,063	$907,988
Direct costs	213,060	189,992	608,451	564,495
Operating costs and expenses:
Indirect and selling expenses	88,960	84,558	269,029	259,600
Depreciation and amortization	4,210	4,613	12,724	13,431
Amortization of intangible assets	2,516	2,742	7,030	8,225
Total operating costs and expenses	95,686	91,913	288,783	281,256

Operating income	24,222	23,396	62,829	62,237
Interest expense	(2,240)	(2,175)	(6,073)	(6,663)
Other (expense) income	(351)	(311)	(565)	24
Income before income taxes	21,631	20,910	56,191	55,598
Provision for income taxes	4,960	7,218	13,486	19,792
Net income	$16,671	$13,692	$42,705	$35,806

Earnings per Share:
Basic	$0.88	$0.73	$2.27	$1.90
Diluted	$0.86	$0.72	$2.22	$1.86

Weighted-average Shares:
Basic	18,873	18,666	18,783	18,807
Diluted	19,306	19,024	19,256	19,218

Cash dividends declared per common share	$0.14	$—	$0.42	$—

Other comprehensive (loss) income, net of tax	(568)	558	(2,276)	3,030
Comprehensive income, net of tax	$16,103	$14,250	$40,429	$38,836

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities
Net income	$42,705	$35,806
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash equity compensation	8,682	8,158
Depreciation and amortization	19,753	21,655
Facilities consolidation reserve	(193)	1,351
Deferred taxes and other adjustments, net	5,262	7,473
Changes in operating assets and liabilities:
Net contract assets and liabilities	(32,158)	(8,046)
Contract receivables, net	(24,050)	8,640
Prepaid expenses and other assets	(6,841)	(2,835)
Accounts payable	(5,882)	(8,822)
Accrued salaries and benefits	12,921	14,795
Accrued subcontractors and other direct costs	(7,897)	(7,975)
Accrued expenses and other current liabilities	3,602	(2,021)
Income tax receivable and payable	(5,535)	(1,710)
Other liabilities	(16)	3,815
Net Cash Provided by Operating Activities	10,353	70,284

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(15,593)	(8,475)
Payments for business acquisitions, net of cash received	(22,847)	(92)
Net Cash Used in Investing Activities	(38,440)	(8,567)

Cash Flows from Financing Activities
Advances from working capital facilities	444,637	460,875
Payments on working capital facilities	(418,383)	(490,184)
Payments on capital expenditure obligations	(3,243)	(3,394)
Debt issue costs	(21)	(1,591)
Proceeds from exercise of options	5,842	4,722
Dividends Paid	(5,269)	—
Net payments for stockholder issuances and buybacks	(12,399)	(32,934)
Net Cash Provided by (Used in) Financing Activities	11,164	(62,506)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(253)	640

Decrease in Cash, Cash Equivalents, and Restricted Cash	(17,176)	(149)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	24,266	7,885
Cash, Cash Equivalents, and Restricted Cash, End of Period	$7,090	$7,736

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$7,193	$6,042
Income taxes	$13,056	$15,085
Non-cash investing and financing transactions:
Capital expenditure obligations	$6,121	$—

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

The Company’s major clients are U.S. federal government departments and agencies, most significantly the Department of Health and Human Services, Department of State and Department of Defense. The Company also serves U.S. state and local government departments and agencies, international governments, and commercial clients worldwide. U.S. state and local governments include the governments of U.S. territories. Commercial clients include airlines, airports, electric and gas utilities, oil companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local governments and U.S. territorial governments, unless otherwise indicated.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including 55 or more offices in the U.S. and U.S. territories and 15 or more offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India, and Canada.

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating and reportable segment. Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the year ended December 31, 2017 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2018 (the “Annual Report”).

Reclassifications

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the current year presentation. As a result of the adoption of Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), the Company presented balances, titled contract assets and contract liabilities, within the consolidated balance sheet as well as the net impact of changes in these balances within the consolidated statement of cash flows. The Company reclassified comparable balances within the December 31, 2017 consolidated balance sheet as well as the impact of changes in these balances within the consolidated statement of cash flows in order to enhance comparability. Any other reclassifications were immaterial to the financial statements taken as a whole.

Significant Accounting Policies

Revenue Recognition

The Company primarily provides services and technology-based solutions for clients that operate in a variety of markets and the solutions may span the entire program life cycle, from initial research and analysis to the design and implementation of solutions. The Company enters into agreements with clients that create enforceable rights and obligations and for which it is probable that the Company will collect the consideration to which it will be entitled as services and solutions are transferred to the client. Except in certain narrowly defined situations, the Company’s agreements with its clients are written and revenue is generally not recognized on oral or implied arrangements. The Company recognizes revenue based on the consideration specified in the agreement and excludes from revenue amounts collected on behalf of third parties. Accordingly, sales and similar taxes which are collected for third parties are excluded from the transaction price. The Company also evaluates whether two or more agreements should be accounted for as one single contract and whether combined or single agreements should be accounted for as more than one performance obligation.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

Accumulated Other Comprehensive Loss

In February 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-02: Income Statement – Reporting Comprehensive Income (Topic 220). In the past, certain transactions were recorded in accumulated other comprehensive income net of applicable taxes. The tax had been calculated based on the tax rates enacted at the time the transaction occurred with no provision, under previous accounting, for adjusting the balance for changes in the enacted tax rate. Due to the passage of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), those historical tax rates used for recording the transactions were higher than the Company’s current enacted rate. The new guidance allows the Company to reclassify these stranded tax effects directly to retained earnings. This update is effective for fiscal years beginning after December 15, 2018, including interim periods therein, and early adoption is permitted. During the first quarter of 2018, the Company elected to early adopt the update, which resulted in a one-time cumulative effect adjustment of $0.8 million from accumulated other comprehensive loss to retained earnings.

Revenue Recognition

The Company implemented ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018 using the modified retrospective method. This method requires that the Company apply the requirements of the new standard in the year of adoption to new contracts and those that were not completed as of the adoption date. Management evaluated those contracts not completed as of January 1, 2018 (the adoption date) and concluded that the impact of adopting ASC 606 did not have a material impact on the Company. Contract assets and contract liabilities were formerly reported as unbilled accounts receivable and deferred revenue, respectively. The titles have been changed in the table below to be consistent with accounts currently used under the new standard.

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

	Three months ended September 30, 2018		Nine months ended September 30, 2018
	Previous Accounting	New Accounting	Previous Accounting	New Accounting
Revenue	$331,978	$332,968	$957,773	$960,063

Contract assets	141,391	143,161	141,391	143,161
Contract liabilities	27,009	26,489	27,009	26,489

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard revises the accounting for leases and requires lessees to recognize, for all leases with terms of greater than one year, a right-of-use asset and lease liability which depicts the rights and obligations arising from a lease. The standard also requires qualitative and quantitative disclosures designed to provide information regarding the nature, amount and timing of lease expense. For lessees, the new guidance is not expected to significantly change the recognition and measurement of lease expense.  This standard is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption. The Company will adopt the standard beginning January 1, 2019. The Company intends to adopt the standard using the alternative transition method. The Company is currently evaluating its leases and designing new processes and controls that will aid in the implementation of and accounting for the new requirements. At this time, the Company cannot fully determine the effect of adopting the standard on the consolidated financial statements.  However, the Company currently anticipates that, on adoption, the Company will recognize right-of-use assets and lease liabilities that will each total from $100 to $200 million. The Company does not expect a material impact from adopting the new standard on the results of operations and cash flows.

Stock Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718).  The standard simplifies the accounting for share-based compensation to non-employees by aligning the guidance with share-based payments to employees.  It is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted.  The Company is currently in the process of evaluating the impact of adoption, but does not anticipate a material impact on the consolidated financial statements.

Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is considered a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard also requires the entity to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement and present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting arrangement. The standard is effective for interim periods and fiscal years beginning after December 15, 2019 with early adoption permitted. The standard may be implemented using either the retrospective or prospective method. The Company is currently in the process of evaluating the impact of adoption and mode of adoption, but does not anticipate that there will be a material impact on the consolidated financial statements as a result of adopting the standard.

NOTE 2 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	September 30, 2018	December 31, 2017
Billed and billable	$198,204	$172,171
Allowance for doubtful accounts	(4,002)	(3,853)
Contract receivables, net	$194,202	$168,318

NOTE 3 – GOODWILL

The changes in the carrying amount of goodwill during the nine-months period ended September 30, 2018 were as follows:

Balance as of December 31, 2017	$686,108
Goodwill resulting from The Future Customer business combination	7,597
Goodwill resulting from DMS Disaster Consultants business combination	10,254
Effect of foreign currency translation	(1,374)
Balance as of September 30, 2018	$702,585

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

The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio of not more than 3.75 to 1.00 (subject to adjustment, in certain circumstances) for each fiscal quarter. As of September 30, 2018, the Company was in compliance with its covenants under the Credit Facility.

As of September 30, 2018, the Company had $232.5 million long-term debt outstanding, 10 outstanding letters of credit totaling $3.2 million, and unused borrowing capacity of $364.3 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $214.0 million as of September 30, 2018. The weighted-average interest rate on debt outstanding was 3.2% and 2.7% for the first nine months of 2018 and 2017, respectively.

NOTE 5 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

On August 8, 2018, the Company entered into two floating-to-fixed interest rate swap agreements (the “Swaps”) for an aggregate notional amount of $75.0 million in order to hedge a portion of the Company’s floating rate Credit Facility (which is discussed in Note 4 – Long-Term Debt.) The Company has designated the Swaps as cash flow hedges. Similar to the previous swap agreement that the Company entered into, these Swaps are intended to mitigate the risk of rising interest rates. The Swaps provide a fixed rate of 2.8530% per annum on the notional amount, plus the applicable margin pursuant to the Credit Facility. The cash flows from the Swaps began August 31, 2018 and end on  August 31, 2023, and the realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to interest expense during the period of the cash flows. On a quarterly basis, management evaluates all swap agreements to determine each agreement’s effectiveness or ineffectiveness and records the change in fair value as an adjustment to other comprehensive income or loss.

NOTE 6 – OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Other comprehensive income (loss) includes foreign currency translation adjustments arising from the conversion of financial statements of foreign subsidiaries into U.S. dollars, the amortization of the gain on the sale of an interest rate hedge agreement, and the change in the fair value of current interest rate hedge agreements. Components of accumulated other comprehensive loss as of September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30, 2018
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2) (5)	Total
Accumulated other comprehensive (loss) income at June 30, 2018	$(11,074)	$2,431	$1,067	$(7,576)
Current period other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(255)	—	371	116
Amounts reclassified from accumulated other comprehensive income	—	(180)	(41)	(221)
Effect of taxes (3)	(142)	47	(368)	(463)
Total current period other comprehensive (loss) income	(397)	(133)	(38)	(568)
Accumulated other comprehensive (loss) income at September 30, 2018	$(11,471)	$2,298	$1,029	$(8,144)

	Three Months Ended September 30, 2017
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)(5)	Total
Accumulated other comprehensive (loss) income at June 30, 2017	$(9,343)	$2,175	$—	$(7,168)
Current period other comprehensive income (loss):
Other comprehensive income before reclassifications	943	—	228	1,171
Effect of taxes (3)	(613)	—	—	(613)
Total current period other comprehensive income	330	—	228	558
Accumulated other comprehensive (loss) income at September 30, 2017	$(9,013)	$2,175	$228	$(6,610)

	Nine Months Ended September 30, 2018
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)(5)	Total
Accumulated other comprehensive (loss) income at January 1, 2018	$(7,638)	$2,158	$441	$(5,039)
Reclassification of stranded tax effects due to adoption of accounting principle (4)	(1,307)	478	—	(829)
Adjusted beginning balance	(8,945)	2,636	441	(5,868)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(2,530)	—	997	(1,533)
Amounts reclassified from accumulated other comprehensive income	—	(480)	(41)	(521)
Effect of taxes (3)	4	142	(368)	(222)
Total current period other comprehensive (loss) income	(2,526)	(338)	588	(2,276)
Accumulated other comprehensive (loss) income at September 30, 2018	$(11,471)	$2,298	$1,029	$(8,144)

	Nine Months Ended September 30, 2017
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)(5)	Total
Accumulated other comprehensive (loss) income at January 1, 2017	$(11,815)	$2,175	$—	$(9,640)
Current period other comprehensive income (loss):
Other comprehensive income before reclassifications	4,113	—	228	4,341
Effect of taxes (3)	(1,311)	—	—	(1,311)
Total current period other comprehensive income	2,802	—	228	3,030
Accumulated other comprehensive (loss) income at September 30, 2017	$(9,013)	$2,175	$228	$(6,610)

(1) - Represents the fair value of an interest rate hedge agreement, designated as a cash flow hedge, which was sold on December 1, 2016. The fair value of the interest rate hedge agreement was recorded in other comprehensive income, net of tax, and will be reclassified to interest expense when earnings are impacted by the hedged items and as interest payments are made on the Credit Facility from January 31, 2018 to January 31, 2023.

(2) - Represents the change in fair value of interest rate hedge agreements designated as a cash flow hedge.  The fair value of the interest rate hedge agreements were recorded in other comprehensive income and will be reclassified to interest expense when earnings are impacted by the hedged items and as interest payments are made on the Credit Facility from August 31, 2018 to August 31, 2023.

(3) - The Company’s effective tax rate for the three and nine months ended September 30, 2018 and 2017 was 22.9% and 34.5% and 24.0% and 35.6%, respectively.

(4) - The Company has adjusted the balance at December 31, 2017 of accumulated other comprehensive loss for the stranded tax effects caused by the enactment of the Tax Act.

(5) - The fair value of the fixed interest rate swap asset is included in other assets on the consolidated balance sheet.

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Three Months Ended September 30, 2018
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2018	18,826	$22	$317,013	$456,358	3,502	$(130,446)	$(7,576)	$635,371
Net income	—	—	—	16,671	—	—	—	16,671
Other comprehensive income	—	—	—	—	—	—	(568)	(568)
Equity compensation	—	—	3,292	—	—	43	—	3,335
Exercise of stock options	85	—	2,309	—	—	—	—	2,309
Issuance of shares pursuant to vesting of restricted stock units	8	—	—	—	(1)	—	—	—
Net payments for stock issuances and buybacks	(51)	—	(14)	—	51	(3,788)	—	(3,802)
Reclassification of stranded tax effects due to adoption of accounting principle	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	(2,643)	—	—	—	(2,643)
Balance at September 30, 2018	18,868	$22	$322,600	$470,386	3,552	$(134,191)	$(8,144)	$650,673

	Three Months Ended September 30, 2017
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at July 1, 2017	18,718	$22	$300,394	$394,004	3,202	$(114,122)	$(7,168)	$573,130
Net income	—	—	—	13,692	—	—	—	13,692
Other comprehensive income	—	—	—	—	—	—	558	558
Equity compensation	—	—	2,709	—	—	89	—	2,798
Exercise of stock options	82	—	2,291	—	—	—	—	2,291
Issuance of shares pursuant to vesting of restricted stock units	11	—	—	—	(4)	—	—	—
Net payments for stock issuances and buybacks	(172)	—	—	—	172	(7,683)	—	(7,683)
Balance at September 30, 2017	18,639	$22	$305,394	$407,696	3,370	$(121,716)	$(6,610)	$584,786

	Nine Months Ended September 30, 2018
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2018	18,662	$22	$307,821	$434,766	3,357	$(121,540)	$(5,039)	$616,030
Net income	—	—	—	42,705	—	—	—	42,705
Other comprehensive income	—	—	—	—	—	—	(2,276)	(2,276)
Equity compensation	—	—	8,507	—	—	178	—	8,685
Exercise of stock options	210	—	5,842	—	—	—	—	5,842
Issuance of shares pursuant to vesting of restricted stock units	198	—	—	—	(7)	—	—	—
Net payments for stock issuances and buybacks	(202)	—	430	—	202	(12,829)	—	(12,399)
Reclassification of stranded tax effects due to adoption of accounting principle	—	—	—	829	—	—	(829)	—
Dividends declared	—	—	—	(7,914)	—	—	—	(7,914)
Balance at September 30, 2018	18,868	$22	$322,600	$470,386	3,552	$(134,191)	$(8,144)	$650,673

	Nine Months Ended September 30, 2017
	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Shares	Amount	Accumulated Other Comprehensive Loss	Total
Balance at January 1, 2017	19,021	$22	$292,427	$371,890	2,642	$(88,695)	$(9,640)	$566,004
Net income	—	—	—	35,806	—	—	—	35,806
Other comprehensive income	—	—	—	—	—	—	3,030	3,030
Equity compensation	—	—	7,921	—	—	238	—	8,159
Exercise of stock options	176	—	4,722	—	—	—	—	4,722
Issuance of shares pursuant to vesting of restricted stock units	181	—	—	—	(11)	—	—	—
Net payments for stock issuances and buybacks	(739)	—	324	—	739	(33,259)	—	(32,935)
Balance at September 30, 2017	18,639	$22	$305,394	$407,696	3,370	$(121,716)	$(6,610)	$584,786

NOTE 8 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows for the nine months ended September 30, 2018 and 2017:

	2018		2017
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$11,809	$5,804	$6,042	$6,485
Restricted cash - current (1)	11,191	—	—	—
Restricted cash - non-current	1,266	1,286	1,843	1,251
Total of cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$24,266	$7,090	$7,885	$7,736

(1) - Restricted cash – current as of December 31, 2017 represents amount held in an escrow account for the acquisition of The Future Customer. See Note 12 – Business Combinations.

NOTE 9 – REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients, most of which is earned over time, into categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors. Those categories are client market, client type and contract mix. Client market provides insight into the breadth of the Company’s expertise. In classifying revenue by client market, the Company attributes revenue from a client to the market that the Company believes is the client’s primary market. The Company also classifies revenue by the type of entity for which it does business, which is an indicator of the diversity of its client base. The Company attributes revenue generated as a subcontractor to a commercial company as government revenue when the ultimate client is a government agency or department. Finally, disaggregation by contract mix provides insight in terms of the degree of performance risk that the Company has assumed. Fixed-price contracts are considered to provide the highest amount of performance risk as the Company is required to deliver a scope of work or level of effort for a negotiated fixed price. Time-and-materials contracts require the Company to provide skilled employees on contracts for negotiated fixed hourly rates. Since the Company is not required to deliver a scope of work, but merely skilled employees, it considers these contracts to be less risky than a fixed-price agreement. Cost-based contracts are considered to provide the lowest amount of performance risk since the Company is generally reimbursed for all contract costs incurred in performance of contract deliverables with only the amount of incentive or award fees (if applicable) dependent on the achievement of negotiated performance requirements.

	September 30, 2018
	Three Months Ended	Nine Months Ended
Client Markets:
Energy, environment, and infrastructure	$147,840	$404,476
Health, education, and social programs	126,347	381,287
Safety and security	29,446	82,412
Consumer and financial	29,335	91,888
Total	$332,968	$960,063

	September 30, 2018
	Three Months Ended	Nine Months Ended
Client Type:
U.S. federal government	$139,875	$412,403
U.S. state and local government	55,828	122,958
International government	26,559	89,968
Total Government	222,262	625,329
Commercial	110,706	334,734
Total	$332,968	$960,063

	September 30, 2018
	Three Months Ended	Nine Months Ended
Contract Mix:
Fixed-price	$126,332	$384,870
Time-and-materials	146,472	399,023
Cost-based	60,164	176,170
Total	$332,968	$960,063

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing. The $32.0 million increase in the Company’s net contract assets (liabilities) is due to the timing of work performed in relation to billing schedule timing for fixed price programs which resulted in a reduction in contract liabilities, particularly in our international operations. The increase in contract assets is primarily due to hurricane relief and rebuild work for U.S. state and local governments which is considered part of the energy, environment and infrastructure client market, and most of which has been performed on time-and-materials agreements. There were no material changes to contract balances due to impairments or business combinations during the period.

	September 30, 2018	At date of adoption	Change
Contract assets	$143,161	$123,197	$19,964
Contract liabilities	(26,489)	(38,571)	12,082
Net contract assets (liabilities)	$116,672	$84,626	$32,046

Performance Obligations:

The Company had $1.5 billion in unfulfilled performance obligations as of September 30, 2018, which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts and were generally valued using an estimated cost plus margin approach, with variable consideration being estimated at the most likely amount.  The Company expects to satisfy these performance obligations, on average, in one year.

NOTE 10 – INCOME TAXES

The Company’s effective tax rate for the three and nine months ended September 30, 2018 and 2017 was 22.9% and 34.5% and 24.0% and 35.6%, respectively.

The Company is subject to federal income taxes as well as to taxes in various state, local and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s 2015 through 2017 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state, local and foreign tax returns also remain open under the applicable statute of limitations and are subject to examination for the tax years from 2014 to 2017.

The Company’s total liability for unrecognized tax benefits as of September 30, 2018 was $0.1 million. There were no tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate.

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

On December 20, 2017, the U.S. Congress passed the Tax Act, which was signed into law on December 22, 2017 and is generally effective beginning January 1, 2018. The Company has been impacted in several ways as a result of the Tax Act, including, but not limited to, provisions which include a permanent reduction in the federal corporate income tax rate from 35% to 21%. The Company has completed the accounting for the tax effects of the enactment of the Tax Act; accordingly, the Company recorded adjustments to the provisional estimate of the effects on existing deferred tax balances and the one-time transition tax in the period of enactment. The Company recognized these adjustments to the provisional estimate as an increase in the provision for income taxes during the third quarter of 2018.

The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.  However, the Company has completed its analysis of the Tax Act and refining its provisional estimates, which affected the measurement of these balances.  Pursuant to Securities and Exchange Commission Staff Accounting Bulletin 118 (“SAB 118”), the provisional amount recorded related to the re-measurement of the deferred tax balances has been adjusted during the nine months ended September 30, 2018 as an increase in the provision for income taxes, including adjustments to valuation allowances, of approximately $1.3 million.

The one-time “transition tax” is based on the Company’s total post-1986 earnings and profits (“E&P”) which the Company has previously deferred from U.S. income taxation. The Company has completed the calculation of the total post-1986 foreign E&P and related foreign tax pools for these foreign subsidiaries.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount, as well as the related foreign tax credit utilization, changed as the Company finalized its calculation of post-1986 foreign E&P and related foreign tax pools that were previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets.  Similarly, the cumulative foreign tax credit carry forward balance as of December 31, 2017 increased by approximately $2.2 million and the valuation allowance required increased by approximately $2.2 million.  No additional income taxes have been provided for on any remaining undistributed foreign earnings not subject to the transition tax and any additional outside basis difference inherent in these foreign entities because these amounts continue to be permanently reinvested in foreign operations.  Pursuant to SAB 118, the provisional amount recorded related to the transition tax has been adjusted during the nine months ended September 30, 2018.  The Company recognized this adjustment to the provisional estimate as a decrease in the provision for income taxes of approximately $1.1 million during the third quarter of 2018.

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

NOTE 11 – ACCOUNTING FOR STOCK COMPENSATION

On April 4, 2018, the Company’s board of directors approved the 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”), which was subsequently approved by the stockholders and became effective on May 31, 2018 (the “Effective Date”). The 2018 Omnibus Plan replaced the previous 2010 Omnibus Incentive Plan (the “Prior Plan”).

On or after the Effective Date, the 2018 Omnibus Plan allows the Company to grant 1,185,000 shares using stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance share awards (“PSAs”), cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 599,811 as of September 30, 2018, will remain subject to its terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date. As of September 30, 2018, the Company had approximately 1,138,609 shares available for grant under the 2018 Omnibus Plan. Cash-settled RSUs (“CSRSUs”) have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share (“EPS”) calculations.

During the nine months ended September 30, 2018, the Company granted to its employees 206,140 shares in the form of RSUs with an average grant date fair value of $64.30, and the equivalent value of 146,831 shares in the form of CSRSUs with an average grant date fair value of $60.82. During the nine months ended September 30, 2018, the Company also granted 45,136 shares in the form of PSAs to its employees with a grant date fair value of $60.65 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2018 have a performance period from January 1, 2018 through December 31, 2020 and the performance conditions are consistent with the PSAs granted in 2017.

The Company recognized stock-based compensation expense of $4.5 million and $5.2 million for the three months ended September 30, 2018 and 2017, respectively, and $14.7 million and $13.4 million for the nine months ended September 30, 2018 and 2017, respectively. Unrecognized compensation expense of approximately $14.9 million as of September 30, 2018 related to unsettled RSUs is expected to be recognized over a weighted-average period of 1.9 years. The unrecognized compensation expense related to CSRSUs totaled approximately $21.6 million at September 30, 2018 and is expected to be recognized over a weighted-average period of 1.7 years. Unrecognized compensation expense related to PSAs of approximately $4.0 million as of September 30, 2018 is expected to be recognized over a weighted-average period of 1.1 years.

NOTE 12 – BUSINESS COMBINATIONS

In January 2018, the Company acquired The Future Customer (“TFC”), a leading boutique loyalty strategy and marketing company based in London (U.K.)  The acquisition of TFC enhanced and extended the Company’s customer loyalty business to Europe.

In August 2018, the Company acquired the disaster management and recovery firm, DMS Disaster Consultants (“DMS”).  DMS assists public sector clients with man-made and natural disaster planning and preparedness, and post-disaster response and recovery efforts by assisting clients in obtaining funding from Federal Emergency Management Agency (FEMA), insurance companies, and other sources.

The combined purchase consideration for these acquisitions was $24.9 million, which included $22.8 million of initial cash payments and $1.2 million estimated the fair value (Level 3) of contingent consideration to be paid to the former owners if certain objectives are achieved.  The Company recognized the fair value of the assets acquired and liabilities assumed and allocated $17.9 million to goodwill and $5.1 million to intangible assets. The intangible assets primarily consist of customer relationships and are amortized on an accelerated basis based on projected customer payments. The Company determined the fair value of the contingent consideration as of each acquisition date using a valuation model which included the most likely outcome and the application of an appropriate discount rate. At the end of the reporting period, the fair value of the contingent consideration will be remeasured and any changes will be recorded in current operations. There were no material remeasurements recorded through September 30, 2018. The acquisitions were not significant to the Company’s financial statements taken as a whole.

NOTE 13 – EARNINGS PER SHARE

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

As of September 30, 2018, the PSAs granted during the year ended December 31, 2016 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2017 and during the nine months ended September 30, 2018 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.  There were no material weighted-average shares excluded from the calculation of EPS because they were anti-dilutive for the three and nine months ended September 30, 2018 and 2017, respectively.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Income	$16,671	$13,692	$42,705	$35,806

Weighted-average number of basic shares outstanding during the period	18,873	18,666	18,783	18,807
Dilutive effect of stock options, RSUs, and performance shares	433	358	473	411
Weighted-average number of diluted shares outstanding during the period	19,306	19,024	19,256	19,218

Basic earnings per share	$0.88	$0.73	$2.27	$1.90
Diluted earnings per share	$0.86	$0.72	$2.22	$1.86

NOTE 14 – SHARE REPURCHASE PROGRAM

The Company’s current share repurchase program allows for share repurchases in the aggregate up to $100.0 million under share repurchase plans approved by the board of directors pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  As part of the Company’s modification of the Credit Facility, the Credit Facility limits on share repurchases were eliminated to permit unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.25 to 1.00. As of September 30, 2018, $91.4 million remained available for share repurchases. Share repurchases also include shares surrendered by employees to satisfy tax withholding obligations in connection with the issuance of restricted stock, RSUs and PSAs.

NOTE 15 – SUBSEQUENT EVENTS

In October 2018, the Company acquired We Are Vista Limited (“Vista”), a communications company headquartered in Leeds, U. K., with additional presence in London.  Vista provides advisory services and solutions to clients in the financial, retail, automobile, and energy industries.

On November 1, 2018, the Company’s board of directors approved a $0.14 per share cash dividend.  The dividend will be paid on January 16, 2019 to shareholders of record as of the close of business on December 7, 2018.

NOTE 16 – COMMITMENTS AND CONTINGENCIES

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

•	Results of routine and non-routine government audits and investigations;
•	Dependence of commercial work on certain sectors of the global economy that are highly cyclical;
•	Failure to realize the full amount of our backlog;
•	Difficulties in integrating acquisitions generally;
•	Risks resulting from expanding service offerings and client base;
•	The lawsuit filed by the State of Louisiana seeking approximately $220.2 million in alleged overpayments from the Road Home contract; and
•	Additional risks as a result of having international operations.

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

The terms “we,” “our,” “us,” and the “Company,” as used throughout this Quarterly Report, refer to ICF International, Inc. and its subsidiaries, unless otherwise indicated. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local governments and the governments of U.S. territories, unless otherwise indicated. The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on February 28, 2018 (our “Annual Report”).

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

We provide services to our diverse client base that deliver value throughout the entire life cycle of a policy, program, project, or initiative. Our primary services include:

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

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about: clean energy and energy efficiency; health promotion, treatment, and cost control; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Harvey, Irma, Maria and Michael) that devastated communities in Texas, Florida, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts.  We believe our prior experience with disaster relief and rebuild efforts, including those from Hurricanes Katrina and Rita, and Superstorm Sandy, put us in a favorable position to provide recovery assistance, housing, and environmental and infrastructure solutions on behalf of federal departments and agencies, state and local jurisdictions, and regional agencies.

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

While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers. Administrative and legislative actions by the federal government to address changing priorities or in response to the budget deficit could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. However, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the federal government as well as to state and local and international governments and commercial clients.

Employees and Offices:

We have more than 5,500 full-time employees around the globe (excluding part-time and on-demand employees), including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, 55 or more regional offices throughout the U.S. and U.S. territories and 15 or more offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

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

SELECTED KEY METRICS

In order to evaluate operations, we track revenue by key metrics that provide useful information about the nature of our business. Client markets provide insight into the breadth of our expertise. Client mix is an indicator of the diversity of our client base. Revenue by contract mix provides insight in terms of the degree of performance risk that we have assumed. Significant variances in the key metrics tables that are provided below are discussed under the revenue section of the results of operations.

Client Markets

The table below shows our revenue generated from client markets and such revenue as a percentage of total revenue for the periods indicated. Certain immaterial amounts in prior year have been reclassified within client market categories based on our current view of the client’s primary market in order to increase comparability of the current year to the prior year.

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Energy, environment, and infrastructure	$147,840	44%	$121,064	40%	$404,476	42%	$359,967	40%
Health, education, and social programs	126,347	38%	128,335	42%	381,287	40%	380,281	42%
Safety and security	29,446	9%	25,938	8%	82,412	9%	77,486	8%
Consumer and financial	29,335	9%	29,964	10%	91,888	9%	90,254	10%
Total	$332,968	100%	$305,301	100%	$960,063	100%	$907,988	100%

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

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S. federal government	$139,875	42%	$142,514	47%	$412,403	43%	$421,810	46%
U.S. state and local government	55,828	17%	29,910	10%	122,958	13%	98,861	11%
International government	26,559	8%	22,429	7%	89,968	9%	63,091	7%
Government	222,262	67%	194,853	64%	625,329	65%	583,762	64%
Commercial	110,706	33%	110,448	36%	334,734	35%	324,226	36%
Total	$332,968	100%	$305,301	100%	$960,063	100%	$907,988	100%

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

	Three Months Ended				Nine Months Ended
	September 30, 2018		September 30, 2017		September 30, 2018		September 30, 2017
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Fixed-price	$126,332	38%	$122,305	40%	$384,870	40%	$356,927	39%
Time-and-materials	146,472	44%	125,887	41%	399,023	42%	383,873	42%
Cost-based	60,164	18%	57,109	19%	176,170	18%	167,188	19%
Total	$332,968	100%	$305,301	100%	$960,063	100%	$907,988	100%

Contract backlog

Our funded and estimates of unfunded and total backlog on the dates indicated were as follows:

	September 30,		December 31,
(dollars in millions)	2018	2017	2017
Funded	$1,277.9	$1,006.2	$1,060.0
Unfunded	1,236.6	1,074.3	890.4
Total	$2,514.5	$2,080.5	$1,950.4

There were no backlog amounts in either 2018 or 2017 for which the contract award was under protest. Certain backlog in the prior year has been revised to conform to our current definition of backlog. Backlog increased primarily due to contract awards related to hurricane relief and recovery efforts.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2018, Compared to Three Months Ended September 30, 2017

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended September 30,				Three Months Ended
	Dollars		Percentages		September 30, 2017 and 2018
(dollars in thousands)	2018	2017	2018	2017	Dollars	Percent
Revenue	$332,968	$305,301	100.0%	100.0%	$27,667	9.1%
Direct Costs	213,060	189,992	64.0%	62.2%	23,068	12.1%
Operating Costs and Expenses:
Indirect and selling expenses	88,960	84,558	26.7%	27.7%	4,402	5.2%
Depreciation and amortization	4,210	4,613	1.3%	1.5%	(403)	(8.7%)
Amortization of intangible assets	2,516	2,742	0.7%	0.9%	(226)	(8.2%)
Total Operating Costs and Expenses	95,686	91,913	28.7%	30.1%	3,773	4.1%
Operating Income	24,222	23,396	7.3%	7.7%	826	3.5%
Interest expense	(2,240)	(2,175)	(0.7%)	(0.7%)	(65)	3.0%
Other (expense) income	(351)	(311)	(0.1%)	(0.1%)	(40)	12.9%
Income before Income Taxes	21,631	20,910	6.5%	6.9%	721	3.4%
Provision for Income Taxes	4,960	7,218	1.5%	2.4%	(2,258)	(31.3%)
Net Income	$16,671	$13,692	5.0%	4.5%	$2,979	21.8%

Revenue. Revenue for the three months ended September 30, 2018 was $333.0 million, compared to $305.3 million for the three months ended September 30, 2017, representing an increase of $27.7 million or 9.1%. The increase was primarily attributable to a $27.4 million increase in government revenue and a $0.3 million increase in revenue from commercial clients. The increase in government client revenue was the result of a $25.9 million increase in revenue earned on state and local government contracts, primarily as a result of increases in the energy, environment and infrastructure client market in response to hurricane relief and recovery efforts, and a $4.1 million increase in revenue from our international government clients, primarily as a result of increases in the energy, environment and infrastructure and health, education, and social programs client markets, offset by a decrease of $2.6 million in our federal government clients. The decrease in federal government clients is the result of a $7.5 million decrease in our health, education, and social program market clients, offset by a $4.6 million increase in safety and security clients and a $0.3 million increase in energy, environment and infrastructure clients. The increase in commercial revenue was due to a $1.8 million increase in our health, education and social program market clients, offset primarily by a $0.9 million decrease in our energy, environment and infrastructure market clients and a $0.6 million decrease in our consumer and financial clients. Revenue from time-and-materials contracts increased due to hurricane relief and recovery efforts.

Direct Costs. Direct costs for the three months ended September 30, 2018 were $213.1 million compared to $190.0 million for the three months ended September 30, 2017, an increase of $23.1 million or 12.1%. The increase in direct costs was attributable to an increase of $18.2 million in subcontractor and other direct costs and $4.9 million increase in direct labor and associated fringe benefits. The increase in both direct labor and subcontractor and other direct costs is primarily due to an increase in revenues. Direct costs as a percent of revenue increased to 64.0% for the three months ended September 30, 2018, compared to 62.2% for the three months ended September 30, 2017.

Indirect and selling expenses. Indirect and selling expenses for the three months ended September 30, 2018 were $89.0 million compared to $84.6 million for the three months ended September 30, 2017, an increase of $4.4 million or 5.2%. The increase in indirect and selling expenses was primarily due to a $2.7 million increase in general and administrative costs, which included higher costs to invest in our internal processes and professional fees related to our acquisitions and a $1.7 million increase in indirect compensation costs during the three months ended September 30, 2018. Indirect and selling expenses as a percent of revenue decreased to 26.7% for the three months ended September 30, 2018, compared to 27.7% for the three months ended September 30, 2017. The decline in the indirect and selling expense as a percentage of revenues is due to a larger increase in revenues as compared to indirect and selling costs as we realize revenue on recently awarded contracts.

Depreciation and amortization. Depreciation and amortization was $4.2 million for the three months ended September 30, 2018 compared to $4.6 million for the three months ended September 30, 2017.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2018 was $2.5 million compared to $2.7 million for the three months ended September 30, 2017. The $0.2 million decrease was primarily due to reduced levels of intangible assets amortization associated with prior acquisitions, which were only partially offset by amortization from recent acquisitions.

Operating Income. Operating income was $24.2 million for the three months ended September 30, 2018 compared to $23.4 million for the three months ended September 30, 2017, an increase of $0.8 million or 3.5%. Operating income as a percentage of revenue decreased to 7.3% for the three months ended September 30, 2018, compared to 7.7% for the same period in 2017. The changes were largely due to increases in revenue offset by proportionately larger increases in the direct costs, resulting in a net reduction in operating income and operating margin.

Interest expense. For the three months ended September 30, 2018 and 2017, interest expense was $2.2 million and $2.2 million. The change in interest expense for the three months ended September 30, 2018 was primarily due to an increase in the weighted-average interest rate offset by lower average debt balances for such period compared to the three months ended September 30, 2017 and the reclassification of interest expense from our hedging activities.

Other (expense) income. Other expense was unchanged at $0.3 million for the three months ended September 30, 2018 and 2017.

Provision for Income Taxes. For the three months ended September 30, 2018, income tax expense was $5.0 million compared to $7.2 million for the three months ended September 30, 2017, a decrease of $2.2 million, and the effective income tax rate for the three months ended September 30, 2018 and 2017 was 22.9% and 34.5%, respectively.  The decrease in income tax expense was primarily due to the decrease in the federal income tax rate from 35% to 21% pursuant to the enactment of the Tax Cuts and Jobs Act of 2017 (“Tax Act”) in December 2017 and a decrease in tax expense of $0.7 million due to the reversal of an uncertain tax position due to expiration of the statute of limitations and an increase in windfall tax benefit of $0.2 million resulting from the exercise of stock options in the three months ended September 30, 2018 compared to the three months ended September 30, 2017.

In addition to the change in the federal income tax rate from 35% to 21%, the Tax Act resulted in the revaluation of deferred tax assets and liabilities required as a result of the tax rate change and the application of a mandatory one-time “transition tax” on unremitted earnings of certain foreign subsidiaries that were previously tax deferred.

We have updated the accounting for the tax effects resulting from the enactment of the Tax Act. In certain cases we made a provisional estimate of the effects on our existing deferred tax balances and the one-time transition tax as of the date of enactment, December 2017. We have now completed our evaluation of the impact of the Tax Act and an immaterial change in the impact of the Tax Act was recorded to income tax expense in the three months ended September 30, 2018.

The Tax Act subjects U.S. corporations to current tax on global intangible low-taxed income (or “GILTI”) earned by certain foreign subsidiaries.  We elected in the first quarter of 2018 to record changes to GILTI tax as a period cost, and taxes due on future GILTI will be included as a current-period expense when incurred. The current provision for 2018 included no tax expense for GILTI.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Nine Months Ended September 30,				Nine Months Ended
	Dollars		Percentages		September 30, 2017 and 2018
(dollars in thousands)	2018	2017	2018	2017	Dollars	Percent
Revenue	$960,063	$907,988	100.0%	100.0%	$52,075	5.7%
Direct Costs	608,451	564,495	63.4%	62.2%	43,956	7.8%
Operating Costs and Expenses:
Indirect and selling expenses	269,029	259,600	28.0%	28.6%	9,429	3.6%
Depreciation and amortization	12,724	13,431	1.3%	1.5%	(707)	(5.3%)
Amortization of intangible assets	7,030	8,225	0.7%	0.9%	(1,195)	(14.5%)
Total Operating Costs and Expenses	288,783	281,256	30.0%	31.0%	7,527	2.7%
Operating Income	62,829	62,237	6.6%	6.8%	592	1.0%
Interest expense	(6,073)	(6,663)	(0.6%)	(0.7%)	590	(8.9%)
Other (expense) income	(565)	24	(0.1%)	—	(589)	(2454.2%)
Income before Income Taxes	56,191	55,598	5.9%	6.1%	593	1.1%
Provision for Income Taxes	13,486	19,792	1.4%	2.2%	(6,306)	(31.9%)
Net Income	$42,705	$35,806	4.5%	3.9%	$6,899	19.3%

Revenue. Revenue for the nine months ended September 30, 2018 was $960.1 million, compared to $908.0 million for the nine months ended September 30, 2017, representing an increase of $52.1 million or 5.7%. The increase was attributable to a $41.6 million increase in government client revenue and a $10.5 million increase in our commercial clients. The increase in government clients was the result of a $26.9 million increase in our international government clients, primarily as a result of increases in the energy, environment and infrastructure and health, education, and social programs market, and an increase of $24.1 million in state and local government clients, primarily the result of increases in our energy, environment and infrastructure market clients, offset by a decrease of $9.4 million in our federal government clients. The decrease in federal government clients was the result of a $15.9 million decrease in our health, education, and social program market clients, offset by a $5.3 million increase in safety and security clients and a $1.2 million increase in energy, environment and infrastructure clients. The increase in commercial revenue was primarily due to a $7.0 million increase in our health, education and social program market clients, a $1.9 million increase in our energy, environment, and infrastructure market clients, and a $1.6 million increase in our consumer and financial market clients.

Direct Costs. Direct costs for the nine months ended September 30, 2018 were $608.5 million compared to $564.5 million for the nine months ended September 30, 2017, an increase of $44.0 million or 7.8%. The increase in direct costs was attributable to an increase of $32.4 million in subcontractor and other direct costs and an $11.6 million increase in direct labor and associated fringe benefits.  The increase in both direct labor and subcontractor and other costs is the result of an increase in revenues. Direct costs as a percent of revenue increased to 63.4% for the nine months ended September 30, 2018, compared to 62.2% for the nine months ended September 30, 2017.

Indirect and selling expenses. Indirect and selling expenses for the nine months ended September 30, 2018 were $269.0 million compared to $259.6 million for the nine months ended September 30, 2017, an increase of $9.4 million or 3.6%. The increase in indirect and selling expenses was primarily due to a $5.6 million increase in general and administrative costs, which included higher costs to invest in our internal processes and costs related to our acquisitions and a $3.8 million increase in indirect compensation costs during the nine months ended September 30, 2018. Indirect and selling expenses as a percent of revenue decreased to 28.0% for the nine months ended September 30, 2018, compared to 28.6% for the nine months ended September 30, 2017. The decline in the indirect and selling expense as a percentage of revenues is due to a larger increase in revenues as compared to indirect selling costs.

Depreciation and amortization. Depreciation and amortization was $12.7 million for the nine months ended September 30, 2018 compared to $13.4 million for the nine months ended September 30, 2017.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2018 was $7.0 million compared to $8.2 million for the nine months ended September 30, 2017. The $1.2 million decrease was primarily due to reduced levels of intangible assets amortization associated with prior acquisitions, which were only partially offset by amortization from recent acquisitions.

Operating Income. Operating income was $62.8 million for the nine months ended September 30, 2018 compared to $62.2 million for the nine months ended September 30, 2017, an increase of $0.6 million or 1.0%. Operating income as a percentage of revenue decreased to 6.6% for the nine months ended September 30, 2018, compared to 6.8% for the same period in 2017. The changes were largely due to increases in revenue offset by proportionately larger increases in direct costs, resulting in a smaller increase in operating income and a reduction in the operating margin.

Interest expense. For the nine months ended September 30, 2018 and 2017, interest expense was $6.1 million and $6.7 million resulting in a decrease of 0.6 million or 8.9%. The lower interest expense for the nine months ended September 30, 2018 was due to lower average debt balances for the nine-month period ended September 30, 2018 compared to the nine months ended September 30, 2017 and the activity from our hedging instruments, which was only partially offset by an increase in the weighted-average interest rate.

Other (expense) income. Other expense was $0.6 million for the nine months ended September 30, 2018. The nine months ended September 30, 2017 has a nominal amount of other income.

Provision for Income Taxes. For the nine months ended September 30, 2018, income tax expense was $13.5 million compared to $19.8 million for the nine months ended September 30, 2017, a decrease of $6.3 million, and the effective income tax rate for the nine months ended September 30, 2018 and 2017 was 24.0% and 35.6%, respectively.  The decrease in income tax expense and the effective tax rate was primarily due to the decrease in the federal income tax rate from 35% to 21% pursuant to the enactment of the Tax Act in December 2017, a decrease in tax expense of $0.8 million resulting from the exercise of stock options providing an additional windfall tax benefit from equity-based compensation and a decrease in tax expense of $0.7 million due to the reversal of an uncertain tax position due to the expiration of the statute of limitations in the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017.

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

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Revenue	$332,968	$305,301	$960,063	$907,988
Subcontractor and other direct costs	(101,708)	(83,534)	(273,920)	(241,514)
Service revenue	$231,260	$221,767	$686,143	$666,474

EBITDA and Adjusted EBITDA

Earnings before interest and other income and/or expense, tax, and depreciation and amortization (“EBITDA”) is a measure we use to evaluate operating performance. We believe EBITDA is useful in assessing ongoing trends and, as a result, may provide greater visibility in understanding our operations.

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

EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP and should not be used as alternatives to net income as a measure of operating performance. This presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. EBITDA and Adjusted EBITDA are not intended to be a measure of free cash flow for management’s discretionary use as these measures do not include certain cash requirements such as interest payments, tax payments, capital expenditures and debt service. The decrease in EBITDA and Adjusted EBITDA for the nine months ended September 30, 2018 over the prior period is due to additional marketing costs, investment in our internal processes and, in terms of Adjusted EBITDA, increased acquisition activity in the current year which were, in terms of Adjusted EBITDA, only partially offset by higher special charges for facility consolidation sand office closures during the prior year.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2018	2017	2018	2017
Net income	$16,671	$13,692	$42,705	$35,806
Other expense (income)	351	311	565	(24)
Interest expense	2,240	2,175	6,073	6,663
Provision for income taxes	4,960	7,218	13,486	19,792
Depreciation and amortization	6,726	7,355	19,754	21,656
EBITDA	30,948	30,751	82,583	83,893
Special charges related to acquisition expenses (1)	507	—	613	—
Special charges related to severance for staff realignment (2)	340	264	995	841
Special charges related to facility consolidations and office closures (3)	115	2	115	1,721
Total special charges	962	266	1,723	2,562
Adjusted EBITDA	$31,910	$31,017	$84,306	$86,455
(1)	Special charges related to acquisition expenses: These costs are mainly related to closed and anticipated-to-close acquisitions, consisting primarily of consultant and other outside third-party costs.
(2)

Special charges related to severance for staff realignment: These costs are mainly due to involuntary employee termination benefits for Company officers or groups of employees who have been notified that they will be terminated as part of a consolidation or reorganization.

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

The following table presents a reconciliation of diluted EPS to Non-GAAP EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Diluted EPS	$0.86	$0.72	$2.22	$1.86
Special charges related to acquisition expenses	0.03	—	0.03	—
Special charges related to severance for staff realignment	0.02	0.01	0.05	0.04
Special charges related to facility consolidations and office closures	0.01	0.01	0.01	0.11
Amortization of intangibles	0.13	0.14	0.37	0.43
Income tax effects (1)	(0.04)	(0.05)	(0.11)	(0.20)
Non-GAAP EPS	$1.01	$0.83	$2.57	$2.24
(1)	Income tax effects were calculated using an effective U.S. GAAP tax rate of 22.9% and 34.5%, and 24.0% and 35.6% for the three and nine months ended September 30, 2018 and 2017, respectively.

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

We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures and acquisitions, quarterly cash dividends and organic growth. Additionally, we continuously analyze our capital structure to ensure we have sufficient capital to fund future significant, strategic acquisitions. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources both from debt and equity sources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if, in the future, we need additional borrowings or capital.

Financial Condition. There were several changes in our balance sheet as of September 30, 2018 compared to the balance sheet as of December 31, 2017.   Cash and cash equivalents decreased $6.0 million on September 30, 2018, from $11.8 million on December 31, 2017, which is further discussed in “Cash Flow” below. Contract receivables, net, increased $25.9 million compared to December 31, 2017 primarily due to revenue growth.     Our net contract assets (liabilities) increased by $32.0 million due to the increase in unbilled receivables due primarily to disaster recovery contracts and a decrease in deferred revenue due to milestone billing timing. Days-sales-outstanding increased from 71 days for the quarter ended December 31, 2017, compared to 84 days for the quarter ended September 30, 2018, primarily due to temporary timing differences in client collections. Accounts payable decreased $5.9 million and net accrued subcontractors and other direct costs and accrued expenses and other current liabilities increased $17.8 million due to timing of payments, partially offset by accrued expenses related to acquisition related working capital adjustments and contingent consideration.

Property and equipment, net of depreciation and amortization, increased due to capital expenditures primarily related to increases in capitalized software as the Company invests in its infrastructure as well as in other asset accounts related to recent acquisitions.

Goodwill and intangible assets increased due to recent acquisitions. The Company recognized fair value of the assets and liabilities assumed and allocated $17.9 million to goodwill and $5.1 million to intangible assets and $1.2 million to estimated fair value of contingent consideration to be paid to the former owners on the achievement of certain objectives. The intangible assets primarily consist of customer relationships and are amortized on an accelerated basis based on forecasted customer cash payments. The Company determined the fair value of the contingent consideration as of the acquisition date using a valuation model which included the most likely outcome and the application of an appropriate discount rate.  At the end of each reporting period, the fair value of the contingent consideration will be remeasured and any changes will be recorded as an adjustment to current operations.  There was no material re-measurement recorded through September 30, 2018.

Long-term debt increased to $232.5 million on September 30, 2018 from $206.3 million on December 31, 2017, primarily due to net cash received from our Credit Facility of $26.3 million, which was used to meet operating cash flow requirements and fund acquisitions. See “Cash Flow” below. We generally utilize cash flow from operations as our prime source of funding and turn to our Credit Facility to fund temporary fluctuations such as increases in accounts receivable, reductions in accounts payable and accrued expenses, the purchase of treasury stock and meet funding requirements of acquisitions.

Accumulated other comprehensive loss within stockholders’ equity declined in the nine months ended September 30, 2018 primarily due to the impact of changes in foreign currency as a result of our cumulative translation adjustment which was offset by the activity of the interest rate hedging instruments and the revaluation of balances at the enacted tax rate as a result of the Tax Act. The British Pound and the Euro both experienced increases relative to the U.S. dollar which resulted in the change in the cumulative translation adjustment. We have explored various options for mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have forward contract agreements (“currency hedges”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair value of the currency hedges in our results of operations. We may increase the number, size and scope of our currency hedges as we analyze options for mitigating our foreign exchange risk. Management views the current impact of the hedges to the consolidated financial statements as not significant.

On August 8, 2018, the Company entered into two additional floating-to-fixed interest rate swap agreements (the “Swaps”) for an aggregate notional amount of $75.0 million in order to hedge a portion of the Company’s floating rate Credit Facility. The Company has designated the Swaps as cash flow hedges. Similar to the previous swap agreement that the Company entered into, these Swaps are intended to mitigate the risk of rising interest rates by providing a fixed rate of 2.8530% per annum on the notional amount, plus the applicable margin pursuant to the Credit Facility. On a quarterly basis, management records the change in fair value of the Swaps as other comprehensive income or loss. The cash flows from the Swaps began August 31, 2018 and end on August 31, 2023, and the realized gains and losses in connection with each required interest payment will be reclassified from AOCI to interest expense during the period of the cash flows.

Share Repurchase Program. In September 2017 our board of directors approved a share repurchase program that authorizes us to make share repurchases in the aggregate up to $100.0 million. Our total repurchases are also limited by the Credit Facility as described in “Note 14—Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.  Our overall repurchase limit is the lower of the amount imposed by our board of directors and by the Credit Facility.  Purchases under the repurchase program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the nine months ended September 30, 2018, we repurchased 138,537 shares under this program at an average price of $62.30 per share. As of September 30, 2018, $91.4 million remained available for share repurchases.

Dividends.  Cash dividends declared thus far in 2018 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 27, 2018	$0.14	March 30, 2018	April 16, 2018
May 2, 2018	$0.14	June 8, 2018	July 16, 2018
August 2, 2018	$0.14	September 7, 2018	October 16, 2018
November 1, 2018	$0.14	December 7, 2018	January 16, 2019

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended
	September 30,
(in thousands)	2018	2017
Net Cash Provided by Operating Activities	$10,353	$70,284
Net Cash Used in Investing Activities	(38,440)	(8,567)
Net Cash Provided by (Used in) Financing Activities	11,164	(62,506)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(253)	640
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(17,176)	$(149)

The primary factors affecting our operating cash flow are the overall profitability of our contracts, our ability, based on contractually-stipulated billing terms, to invoice and collect from our clients in a timely manner, and our ability to manage vendor payments terms. Operating activities provided $10.4 million in cash for the nine months ended September 30, 2018 compared to cash provided by operating activities of $70.3 million for the nine months ended September 30, 2017. The decrease in cash flows provided by operations for the nine months ended September 30, 2018 compared to the prior year was the result of favorable timing of collections of pass-through invoices during the prior year and the subsequent subcontractor payments in the current year as well as fewer contract prepayments, particularly related to international contracts, due to billing schedule timing. Additionally, the timing of payment of prepaid expenses impacted operating cash flows during the current year.

Investing activities used cash of $38.4 million for the nine months ended September 30, 2018, compared to $8.6 million for the nine months ended September 30, 2017. The cash used in investing activities for the nine months ended September 30, 2018 included acquisitions of $22.8 million and $15.6 million for capital expenditures.  The cash used in investing activities for the nine months ended September 30, 2017 was primarily for capital expenditures.

For the nine months ended September 30, 2018, cash flows provided by financing activities of $11.2 million was largely attributable to cash provided by net advances on our Credit Facility of $26.3 million and cash received in the exercise of options of $5.8 million offset by cash used for net payments for stockholder issuances and buybacks of $12.4 million, primarily representing shares repurchased under our share repurchase program, $3.2 million of payments on capital expenditure obligations, and cash dividends of $5.3 million. For the nine months ended September 30, 2017, cash flows used in financing activities of $62.5 million was largely attributable to cash used for payments for stock issuances and buybacks of $32.9 million and net advances on our Credit Facility of $29.3 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. We performed the evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As a result of the Company’s adoption of the new revenue standard (Topic 606), we implemented controls to ensure adequate evaluation of contracts and assessment of the impact of the new accounting standard related to revenue recognition on our financial statements to facilitate its adoption on January 1, 2018.  There were no other significant changes to our internal control over financial reporting due to the adoption of the new standard, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the period covered by this Quarterly Report or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Issuances of Common Stock. For the three months ended September 30, 2018, a total of 1,933 shares of unregistered common stock, valued at an aggregate of $139,853, were issued to seven of our directors for director-related compensation. The issuance of these shares is exempt from registration under Section 4(2) of the Securities Act of 1933, as amended.

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for three months ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	20,371	$73.36	20,371	$93,501,276
August 1 - August 31	16,316	$76.77	14,214	$92,410,669
September 1 - September 30	13,700	$76.02	13,700	$91,369,186
Total	50,387	$75.19	48,285
(1)

The total number of shares purchased of 50,387 includes shares repurchased pursuant to our share repurchase program described further in footnote (2) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of any restricted stock units and performance-based share awards in accordance with our applicable long-term incentive plan. During the three months ended September 30, 2018, we repurchased 2,102 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $77.05 per share.

(2)

The current share repurchase program authorizes share repurchases in the aggregate up to $100.0 million, not to exceed the amount allowed under the Credit Facility. As part of the Company’s modification of the Credit Facility, the limits on share repurchases were eliminated except that our Leverage Ratio, prior to and after giving effect to any repurchase, must not be greater than 3.25 to 1.00. During the three months ended September 30, 2018, we repurchased 48,285 shares under the stock repurchase plan at an average price of $75.10 per share.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2018 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

November 2, 2018	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

November 2, 2018	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)