Form 10-K
period 2018-12-31
ICF International, Inc.
filed 2019-02-27
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,293 million based upon the closing price per share of $71.05, as quoted on the NASDAQ Global Select Market on June 30, 2018. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2019, 18,814,206 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the 2019 Annual Meeting of Stockholders expected to be held in May 2019.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” or otherwise described in our filings with the Securities and Exchange Commission (“SEC”), as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including, but not limited to:

•	Our dependence on contracts with United States (“U.S.”) federal, state and local, and international governments, agencies and departments for the majority of our revenue;
•	Changes in federal government budgeting and spending priorities;
•	Failure by Congress or other governmental bodies to approve budgets and debt ceiling increases in a timely fashion and related reductions in government spending;
•	Failure of the Administration and Congress to agree on spending priorities, which may result in temporary shutdowns of non-essential federal functions, including our work to support such functions;
•	Results of routine and non-routine government audits and investigations;
•	Dependence of our commercial work on certain sectors of the global economy that are highly cyclical;
•	Failure to receive the full amount of our backlog;
•	Difficulties in integrating acquisitions generally;
•	Risks resulting from expanding our service offerings and client base;
•	The lawsuit filed by the State of Louisiana seeking approximately $220.2 million in alleged overpayments from the Road Home contract; and
•	Additional risks as a result of having international operations.

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

We perform work for both government and commercial clients. Our government clients include U.S. federal agencies, state and local governments, as well as governments outside the U.S. Our commercial clients include both U.S. and international clients. Our clients utilize our services because we offer a combination of deep subject matter expertise, technical solutions, and institutional experience which ensures that our solutions are beneficial. We believe that our domain expertise and the program knowledge developed from our advisory engagements further position us to provide our full suite of services.

We report operating results and financial data in one operating and reportable segment. We generated revenue of $1,338.0 million, $1,229.2 million, and $1,185.1 million in 2018, 2017, and 2016, respectively. Our total backlog was approximately $2,377.7 million, $1,950.4 million, and $2,122.7 million as of December 31, 2018, 2017, and 2016, respectively.

As of December 31, 2018, we had more than 7,000 full and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our more than 65 regional offices throughout the U.S., and more than 15 offices outside the U.S., including offices in the United Kingdom (“U.K.”), Belgium, China, India and Canada.

OUR COMPANY INFORMATION

ICF International, Inc. began as a Delaware limited liability company formed in 1999 under the name ICF Consulting Group Holdings, LLC. It was formed to purchase our principal operating subsidiary, which was founded in 1969, from a larger services organization. A number of our current senior managers participated in this transaction, along with private equity investors. We converted to a Delaware corporation in 2003 and changed our name to ICF International, Inc. in 2006. We completed our initial public offering in September 2006.

Our principal executive office is located at 9300 Lee Highway, Fairfax, Virginia 22031, and our telephone number is (703) 934-3000. We maintain an internet website at www.icf.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC also maintains an internet website that contains reports, proxy, and information statements and other information, regarding issuers that file electronically with the SEC at http://www.sec.gov.

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

In the safety and security market, these factors include: the continuing spectrum of all-hazard threats, including cybersecurity threats, terrorism, severe weather and climatological changes, as well as infrastructure protection in both the physical realm and the cyber realms, and the intersection of those two.

In the consumer and financial market, these factors include increased use of interactive data technologies to link organizations with consumers and other stakeholders in more varied and personalized ways, and less reliance on traditional print and television marketing; changing industry structures in marketing and advertising services; the desire for greater return on marketing investment; and the continued elevation of data analytics as a business management and marketing tool, as well as the concomitant growth of concerns about, and regulation of, data capture and exploitation for marketing and other private and public sector purposes.

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

We believe that demand for our services will continue as government, industry, and other stakeholders seek to understand and respond to these and other factors. We expect that our government clients will continue to utilize professional services firms with relevant domain expertise to assist with designing new programs, enhancing existing ones, offering transformational solutions, and deploying innovative information and communications technology. In addition, commercial organizations affected by these programs will need to understand such changes, as well as their implications, in order for them to plan appropriately. More broadly, we believe our commercial clients will demand innovative services and solutions that can help them connect with customers and stakeholders in an increasingly connected and crowded marketplace. We also see opportunity to further leverage our digital and client engagement capabilities across our commercial and government client base.  We believe that our institutional knowledge and subject matter expertise are a distinct competitive advantage in providing our clients with practical, innovative solutions, which are directly applicable to their mission or business, and deploying them quickly with the right resources. Moreover, we believe we will be able to leverage the domain expertise and program knowledge we have developed through advisory assignments and our experience with program management, technology-based solutions, and engagement projects to win larger engagements, which generally lead to increasing returns on business development investment and promote higher employee utilization.  Rapid changes in technology, including the omnipresent influence of mobile, social, and cloud technologies, also demand new ways of communicating, evaluating and implementing programs, and we are focused on leveraging our expertise in technology to capitalize on those changes.

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

While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers. Administrative and legislative actions by the federal government to address changing priorities could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. However, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the federal government as well as to state and local and international governments and commercial clients.

Our portfolio includes a sizable amount of federal client work and we take active measures to minimize the impact of any federal government shutdown on our performance and our people. While a significant portion of our federal business was not impacted by the recent U.S. government shutdown, we did receive stop-work orders for several of our federal contracts which were lifted once operations resumed in the affected government organizations. We do not anticipate a material impact on our operations as a result of the shutdown.  However, a federal government shutdown of any length is highly unpredictable for our impacted employees, for our clients, and for us as a company and, in the event of any future shutdowns, we cannot predict the impact on us or our operations.

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

Health, Education, and Social Programs

We also apply our expertise across our full suite of services in the areas of health, education, and social programs. We believe that a confluence of factors will drive an increased need for public and private focus on these areas, including, among others:

•	Expanded healthcare services to underserved segments of the population;
•	Rising healthcare expenditures, which require the evaluation of the effectiveness and efficiency of current and new programs;

•	Rampant substance abuse and widespread social and health impacts of the opioid abuse epidemic;
•	Growing awareness of the threats from the global spread of disease;
•	The emphasis on improving the effectiveness of the U.S. and other countries’ educational systems;
•	The need for greater transparency and accountability of public sector programs;
•	A continued high need for social support systems;
•	The need to recover from natural disasters such as hurricanes, wildfires, and earthquakes;
•	A changing regulatory environment; and
•	Military personnel returning home from active duty with health and social service needs.

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

In the area of public health, we support many agencies and programs within the U.S. Department of Health and Human Services (“HHS”) (including the National Institutes of Health (“NIH”) and the Centers for Disease Control and Prevention (“CDC”)) by conducting primary data collection and analyses, assisting in designing, delivering and evaluating programs, managing technical assistance centers, providing instructional systems, developing information technology applications, and managing information clearinghouse operations. Increasingly, we provide multichannel communications and messaging for public health programs using capabilities similar to our commercial marketing business. We also provide training and technical assistance for early care and educational programs (such as Head Start), and health and demographic surveys in developing countries for the U.S. Department of State (“DOS”). In the area of social programs, we provide extensive training, technical assistance, and program analysis and support services for a number of the housing and disaster recovery programs of the U.S. Department of Housing and Urban Development (“HUD”) and state, territorial, and local governments. In addition, we provide research, program design, evaluation, and training for educational initiatives at the federal and state level. We provide similar services to a variety of U.K. ministries, as well as several Directorates-General of the European Commission.

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

These security concerns create demand for government programs that can identify, prevent, and mitigate key cybersecurity and the societal issues they cause.

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about: clean energy and energy efficiency; health promotion, treatment, and cost control; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Harvey, Irma, Maria and Michael) that devastated communities in Texas, Florida, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts.  We believe our prior experience with disaster relief and rebuild efforts, including those from Hurricanes Katrina and Rita and Superstorm Sandy, puts us in a favorable position to provide recovery assistance, housing, and environmental and infrastructure solutions on behalf of federal departments and agencies, state, territorial and local jurisdictions, and regional agencies.

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

We provide key services to DoD, the U.S. Department of Homeland Security (“DHS”), the U.S. Department of Justice (“DOJ”), and analogous Directorates-General at the European Commission. We support DoD by providing high-end strategic planning, analysis, and technology-based solutions in the areas of logistics management, operational support, command and control, and cybersecurity. We also provide the defense sector with critical infrastructure protection, environmental management, human capital assessment, military community research, and technology-enabled solutions. At DHS, we assist in shaping and managing critical programs to ensure the safety of communities, developing critical infrastructure protection plans and processes, establishing goals and capabilities for national preparedness at all levels of government in the U.S., and managing the national program to test radiological emergency preparedness at the state and local government levels in communities adjacent to nuclear power facilities. At DOJ, we provide technical and communications assistance to programs that help victims of crime and at-risk youths. At the European Commission, we provide support and analytical services related to justice and home affairs issues within the European context.

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

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly-educated professional staff with deep subject matter knowledge

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs across our clients’ markets. Our thought leadership is based on years of training, experience, and education. We are able to apply our in-depth knowledge of our subject matter experts and our experience developed over 40 years of providing advisory services to address the problems and issues our clients are facing. As of December 31, 2018, approximately 34% of our benefits-eligible staff held post-graduate degrees in diverse fields such as the social sciences, business and management, physical sciences, public policy, human capital, information technology, mathematics, engineering, planning, economics, life sciences, and law. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

We believe our diverse range of client markets, services, and projects provide a stimulating work environment for our employees that enhances their professional development. The use of multi-disciplinary teams provides our staff the opportunity to develop and refine common skills required in many types of engagements. Our approach to managing people fosters collaboration and significant cross-utilization of the skills and experience of both industry experts and other personnel who can develop creative solutions by drawing on their different experiences. The types of services we provide, and the manner in which we do so, enable us to attract and retain talented professionals from a variety of backgrounds while maintaining a culture that fosters teamwork and excellence.

We have strong, long-standing relationships with clients across a diverse set of markets

The long-term relationships we maintain with many of our clients reflect our successful track record of fulfilling our clients’ needs. We have advised both the U.S. Environmental Protection Agency (“EPA”) and HHS for more than 30 years, the U.S. Department of Energy (“DOE”) for more than 25 years, DoD for more than 20 years, certain commercial clients in our energy markets for more than 20 years, the European Commission for more than 15 years, and we have multi-year relationships with many of our other clients in both our government and commercial client base. We have numerous contacts at various levels within our clients’ organizations, ranging from key decision-makers to functional managers. The long-standing nature and breadth of our client relationships adds greatly to our institutional knowledge, which, in turn, helps us carry out our client engagements more effectively and maintain and expand such relationships. Our extensive experience and client contacts, together with our prime-contractor position on a substantial majority of our contracts, and experience working alongside our clients, gives us clearer visibility into future opportunities and emerging requirements. We believe our balance between government civilian and defense agencies, our commercial presence, and the diversity of markets in which our clients operate help mitigate the impact of policy or political shifts, as well as annual shifts in our clients’ budgets and priorities.

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

Our proprietary tools, analytics and methods allow us to deliver superior solutions to our clients

We believe our innovative, and often proprietary, analytics and methods are key competitive differentiators because they enhance our ability to deliver customized solutions to our clients and enable us to deliver services in a more cost-effective manner than our competitors. For example, we have developed industry-standard energy and environmental models that are used by governments and commercial entities around the world for energy planning and air quality analyses and have also developed a suite of proprietary climate change tools to help the private sector develop strategies for complying with GHG emission reduction requirements. Our loyalty marketing services are often provided via our proprietary Tally software, software as a service. We maintain proprietary databases that we continually refine and that are available to be incorporated quickly into our analyses on client engagements. In addition, we also have proprietary program management methodologies and services that we believe can help clients improve performance measurement, support chief information officer and science and engineering program activities, and reduce security risks.

We are led by an experienced management team

Our management team, consisting of approximately 264 officers with the title of vice president or higher, possesses extensive industry experience and had an average tenure of 13.7 years with us as of December 31, 2018 (including prior service with companies we have acquired). This low turnover allows us to retain institutional knowledge. Our managers are experienced both in marketing efforts and in successfully managing and executing our key services. Our management team also has experience in acquiring other businesses and integrating those operations with our own. A number of our managers are industry-recognized thought leaders. We believe that our management’s successful past performance and deep understanding of our clients’ needs have been and will continue to be differentiating factors in competitive situations.

We have a broad global presence

We serve our clients with a global network of more than 65 regional offices throughout the U.S., and more than 15 offices in key markets outside the U.S., including offices in the U.K., Belgium, China, India and Canada. Our global presence also gives us access to many of the leading experts on a variety of issues from around the world, allowing us to expand our knowledge base and areas of functional expertise. Over the past year, we worked in dozens of countries, helping government and commercial clients with energy, environment, infrastructure, healthcare, marketing, interactive technology/e-commerce, and air transport matters.

STRATEGY

Our strategy to increase our revenue and shareholder value involves the following key elements:

Expand our commercial businesses

We plan to continue to pursue profitable commercial projects and we believe we have strong, global client relationships in both the commercial energy and air transport markets. We continue to see growth opportunities in our current commercial business in the utility sector, as well as significant potential for us to expand our business in other commercial areas, such as aviation and digital marketing services and strategic communications services, both domestically and internationally.

We view the energy industry as a particularly attractive sector for us over the next decade due to concerns over controlling energy costs and limiting climate and environmental impacts, increased state and federal regulation, the need for cleaner and more diverse sources of energy, and the concomitant need for infrastructure to transport, store, and/or convert those new energy sources. We also believe that the combination of our vertical domain expertise with our digital marketing expertise makes us a provider of choice for high value-added assignments in that arena. Although we believe the utility industry will continue to be a strong market for advisory services, particularly in light of the changing focus on regulatory actions and alternative energy sources, we intend to leverage our existing relationships and institutional expertise to pursue and capture additional, typically higher-margin opportunities. For example, we believe we can continue to expand our program and technology-based services in areas such as assisting with the implementation of energy efficiency programs, information technology applications, and environmental management services for larger utilities. In addition, the growth of interest in sustainability and energy efficiency issues has created opportunities to offer these types of services to new clients beyond our traditional sectors. We believe these factors, coupled with our expansive national and global footprint, will result in a greater number of engagements that will also be larger in size and scope.

We expect that interest in energy advisory services will continue to expand as clients in a number of industries, including information service providers and companies engaged in travel and tourism, seek to better understand their energy consumption options and the positive benefits of demonstrating environmental stewardship. Our broad range of services to the aviation industry makes us well positioned to capitalize on significant industry changes, including substantial airline equipment upgrades to newer, more efficient aircraft models in a cost-constrained environment; renovations of older airports to adapt to newer aircraft; and changes to airport business models and strategy as they place increasing importance on passenger experience.

Our engagement services, including marketing, interactive technology, and strategic communications offerings, are well-positioned to support the continuing growth of multichannel engagement and e-commerce. We have broadened our client offerings, particularly in the areas of content management, marketing and digital services. We can now offer complete end-to-end solutions for chief marketing officers, chief communications officers, and chief technology officers as they invest in digital marketing platforms and solutions. We deliver cutting-edge digital strategy support, as well as the creative services that help brands, products and services succeed in a crowded marketplace. As a means of more comprehensively communicating and delivering our engagement services to customers in both the private and public sectors, ICF recently announced the creation of ICF Next, an umbrella under which all of ICF’s engagement capabilities can be integrated, communicated, and delivered to clients.

Replicate our business model across government and industry in selected geographies

We believe the services we provide to our energy, environment, and infrastructure market have strong growth potential in selected geographies. Our domain expertise is well suited in Europe to meet the need for cutting-edge climate change, energy and environmental solutions, particularly with our offerings to the U.K. government and European Commission. We have also focused our geographic footprint, when prudent, by selectively closing or reducing the size of offices which appear to be unlikely to generate profitable growth in the near to medium term, generally in nations or regions undergoing either economic or political challenges.

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

Defend, expand, and deepen our presence in core U.S. federal and state and local government markets

Changing political priorities at the U.S. federal, state (including territories), and local government levels have created challenging market conditions for all competitors in the government services sector. We will focus not only on defending our current market footprint, but also on innovating to continue expanding across key growth markets, such as U.S. federal government health-related and cybersecurity initiatives, digital services, and disaster recovery work for state and local governments. We will continue to provide innovative solutions that help our public sector clients do more with less. We will specifically target deeper penetration of those agencies that currently procure services only from one or two of our service areas. We believe we can leverage many of our long-term client relationships by introducing these existing clients, where appropriate, to our other services in order to better meet their needs. For example, we plan to introduce many of our advisory clients to our capabilities to provide associated information technology, cybersecurity, large-scale program management, and strategic communications and digital services. We can also offer clients our extensive performance measurement, program evaluation, and performance management services. Finally, having more than 65 offices across the U.S allows us to focus more of our business development efforts on addressing the needs of U.S. federal and state and local government agencies with operations outside of the Washington, D.C. metropolitan area.

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

Pursue strategic acquisitions

We plan to augment our organic growth with selective, strategic acquisitions when the target company will enable us to obtain new clients, increase our presence in attractive markets, and/or obtain capabilities that complement our existing portfolio of services, provided that the target company has a cultural compatibility and we expect that that the acquisition will have a positive financial impact.

These elements of our strategy permeate all of the Company and influence day-to-day decisions. We believe that, collectively, they support the overall long-term growth of the organization.

CLIENT AND CONTRACT MIX

Government clients (including U.S. federal, state (including territories) and local, as well as international, governments) accounted for approximately 64%, 62%, and 65% of our 2018, 2017, and 2016 revenue, respectively.  Commercial clients (including U.S. and international clients) accounted for approximately 36%, 38%, and 35% of our 2018, 2017, and 2016 revenue, respectively. Our clients span a broad range of civilian and defense agencies and commercial enterprises. Commercial clients include non-profit organizations and universities, while government clients include the World Bank and the United Nations. In general, a client is considered to be a government client if its primary funding is from a government agency or institution. If we are a subcontractor, we classify the revenue based on the nature of the ultimate client receiving the services.

In the fiscal years 2018, 2017, and 2016, our three largest clients were HHS, DOS, and DoD. The following table summarizes the percentage of our total revenue for each of these.

	Year ended December 31,
	2018	2017	2016
Department of Health and Human Services	17%	20%	19%
Department of State	6%	6%	6%
Department of Defense	5%	5%	5%
Total	28%	31%	30%

Most of our revenue is derived from prime contracts in which we work directly for the end customer, which accounted for approximately 92%, 91%, and 90% of our revenue for 2018, 2017, and 2016, respectively.

Our contract periods typically extend from one month to five years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. In 2018, 2017, and 2016, no single contract accounted for more than 4% of our revenue. Our 10 largest contracts by revenue collectively accounted for approximately 18%, 15%, and 14% of our revenue in 2018, 2017, and 2016, respectively.

International revenues increased by $40.4 million for the year ended December 31, 2018 compared to the year ended December 31, 2017, as a result of both organic growth and growth through acquisitions, due to increases in our international government client services in the energy, environment and infrastructure and in the health, education, and social program client markets and increases in our international commercial client services in the consumer and financial client markets.

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

We define unfunded backlog as the difference between total backlog and funded backlog. Our estimate of unfunded backlog for a particular contract is based, to a large extent, on the amount of revenue we have recently recognized on the particular contract under the assumption that future utilization will be similar, our past experience in utilizing contract capacity on similar types of contracts, and our professional judgment. Accordingly, if contract utilization is different from our expectations, the revenue eventually earned on a contract may be lower or higher than that implied by our estimate, at a point in time or during the life of a contract, of total backlog, including unfunded backlog. Although we expect our total backlog to result in revenue, the timing of revenue associated with both funded and unfunded backlog will vary based on a number of factors, and we may not recognize revenue associated with a particular component of backlog when anticipated, or at all. Our government clients generally have the right to cancel any contract, or ongoing or planned work under any contract, at any time. In addition, there can be no assurance that revenue from funded or unfunded backlog will have similar profitability to previous work or will be profitable at all. Generally speaking, we believe the risk that a particular component of backlog will not result in future revenue is higher for unfunded backlog than for funded backlog.

Our funded and estimates of unfunded and total backlog were as follows at December 31:

	2018	2017	2016
	(in millions)
Funded	$1,140.1	$1,060.0	$1,020.3
Unfunded	1,237.6	890.4	1,102.4
Total backlog	$2,377.7	$1,950.4	$2,122.7

There were no awards included in our 2018, 2017 or 2016 backlog amounts that were under protest.

BUSINESS DEVELOPMENT

Our business development efforts are critical to our organic growth. Our business development processes and systems are designed to enable agility and speed-to-market over the business development life cycle, especially given the distinctions between commercial and government clients. Business development efforts in priority market areas, which include some of our largest federal agency accounts (HHS, DOS, DOE, U.S. Department of Transportation and EPA), are executed through account teams, each of which is headed by a corporate account executive and supported by dedicated corporate business development professionals and senior staff from the relevant operational area. Each account executive has significant authority and accountability to set priorities, focusing on larger and strategically important pursuits, and utilize appropriate resources to win new work. Each team participates in regular executive reviews of marketing plans and proposal development process. Our non-federal government clients are served by account leaders from operating units and coordinated by senior executives with industry experience where such coordination is deemed appropriate to enhance our business development success. This account-based approach allows deep insight into the needs of current and future clients. It also helps us anticipate our clients’ evolving requirements over the coming 12 to 18 months and position ourselves to meet those requirements. Each administrative group is responsible for maximizing sales in our existing accounts and finding opportunities in closely-related accounts.

The corporate business development function also includes a market research and competitive intelligence group, a proposal group, a marketing group, a communications group, and a strategic capture unit. The marketing group engages in brand marketing and strategic marketing program development and execution to raise awareness of our services and solutions across our markets, and to generate leads for further pursuit by sales personnel. Our contracts and administration function supports bid price development in partnership with the business development account teams.

COMPETITION

We operate in a highly competitive and fragmented marketplace and compete against a number of firms in each of our clients’ key markets. Some of our principal competitors include: Abt Associates Inc.; AECOM Technology Corporation; Alliance Data Systems Corporation; Booz Allen Hamilton Holding Corporation; CACI International Inc.; Cambridge Systematics, Inc.; CRA International, Inc.; Deloitte LLP; Eastern Research Group, Inc.; Cardno ENTRIX, Inc.; L-3 Technologies, Inc.; Leidos Holdings, Inc.; Lockheed Martin Corporation; ManTech International Corporation; Navigant Consulting, Inc.; Northrop Grumman Corporation; Omnicom Group Inc.; PA Consulting Group; PricewaterhouseCoopers (PwC); Publicis Group; Science Applications International Corp; Research Triangle Institute; Tetra Tech Inc.; Westat, Inc., and WPP Plc. In addition, we have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Some of our competitors are significantly larger than we are and have greater access to resources and stronger brand recognition than we do.

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

EMPLOYEES

As of December 31, 2018, we had more than 6,000 benefits-eligible (full-time or benefits eligible) employees, approximately 34% of whom held post-graduate degrees in diverse fields such as social sciences, business and management, physical sciences, public policy, human capital, information technology and mathematics, engineering, planning, economics, life sciences, and law. Approximately 80% of our employees held a bachelor’s degree or equivalent or higher. Our professional environment encourages advanced training to acquire industry-recognized certifications, rewards strong job performance with advancement opportunities, and fosters ethical and honest conduct. Our salary structure, incentive compensation, and benefit packages are competitive within our industry.

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

RISKS RELATED TO OUR INDUSTRY

The failure of Congress to approve appropriations bills in a timely manner for the federal government agencies and departments we support, or the failure of the Administration and Congress to reach an agreement on fiscal issues, could delay and reduce spending, cause us to lose revenue and profit, and affect our cash flow.

On an annual basis, Congress is required to approve appropriations bills that govern spending by each of the federal government agencies and departments we support. When Congress is, or Congress and the Administration are, unable to agree on budget priorities, and thus unable to pass annual appropriations bills on a timely basis, Congress typically enacts a continuing resolution. Continuing resolutions generally allow federal government agencies and departments to operate at spending levels based on the previous fiscal year. When agencies and departments operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and for new initiatives may be delayed or cancelled. Recently Congress and the Administration have failed to agree on a continuing resolution, resulting in a temporary shutdown of non-essential federal government functions and our work on such functions. Thus, the failure by Congress and the Administration to approve appropriations bills in a timely manner can result in the loss of revenue and profit when federal government agencies and departments are required to cancel or change existing or new initiatives or the deferral of revenue and profit to later periods due to shutdowns or delays in implementing existing or new initiatives. There is also the possibility that Congress will fail to raise the U.S. debt ceiling when necessary. This can also result in federal government shutdowns. The delayed funding or shutdown of many parts of the federal government, including agencies, departments, programs, and projects we support could have a substantial negative affect on our revenue, profit, and cash flows. The budgets of many of our state and local government clients are also subject to similar processes, and, as a result, subject us to similar risks and uncertainties.

In addition, in an effort to control the federal government deficit, Congress passed the Budget Control Act of 2011 (the “Budget Act”), which mandated the reduction of discretionary spending by the federal government by $1.2 trillion over 10 years. While some of these reductions have been rescinded and certain spending caps were raised for Fiscal Years 2018 and 2019, the spending caps for Fiscal Years 2020 and 2021 remain in place and, unless they are also rescinded, could continue to constrain federal discretionary spending for the services we provide. Because we derive a significant portion of our revenue from contracts with federal government clients, a decline in federal government expenditures and/or a shift of expenditures away from programs in which we provide support, whether as a result of the Budget Act or otherwise, would likely have a negative impact on our business and results.

Government budgeting and spending priorities may change in a manner adverse to our business.

We derived approximately 41%, 45%, and 48% of our revenue in 2018, 2017, and 2016, respectively, from contracts with federal government clients, and approximately 23%, 17%, and 17% of our revenue from contracts with state and local governments and international governments in 2018, 2017, and 2016, respectively. Expenditures by our federal government clients may be restricted or reduced by presidential or congressional actions, by action of the Office of Management and Budget, by action of individual agencies or departments, or by other actions. In addition, many state and local governments are not permitted to operate with budget deficits and nearly all state and local governments face considerable challenges in balancing their budgets. Accordingly, we expect, due to changing government budgeting and spending priorities, that some of our government clients in the future may delay payments due to us, may eventually fail to pay what they owe us, and/or may delay certain programs and projects. For some government clients, we may face a difficult choice: turn down (or stop) work due to budget uncertainty with the risk of damaging a valuable client relationship or perform work with the risk of not being paid in a timely fashion or perhaps at all. Federal and/or state and local government elections could also affect spending priorities and budgets at all levels of government. In addition, increased deficits and debt at all levels of government, both domestic and international, may lead to reduced spending by agencies and departments on projects or programs we support.

Our failure to comply with complex laws, rules, and regulations could cause us to lose business and subject us to a variety of penalties and sanctions.

We must comply with laws, rules, and regulations that affect how we do business with our government clients and impose added costs on our business. Each government client has its own laws, rules, and regulations that affect its contracts. Some of the more significant laws and regulations affecting the formation, administration, and performance of U.S. government contracts include:

•	U.S. Federal Acquisition Regulation as well as Cost Accounting Standards, and agency and department regulations analogous or supplemental to federal regulation;
•	U.S. Foreign Corrupt Practices Act;
•	U.S. Truthful Cost or Pricing Data Act (formerly known as the Truth in Negotiations Act);
•	U.S. Procurement Integrity Act;
•	U.S. Civil False Claims Act and the False Statements Act; and
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

In addition, the federal government and other governments with which we do business may change their procurement practices or adopt new contracting laws, rules, or regulations that could be costly to satisfy or that could impair our ability to obtain new contracts and reduce our revenue and profit, such as curtailing the use of services firms or increasing the use of firms with a “preferred status,” such as small businesses.

In addition to our U.S. operations, we also have a significant presence in key markets outside the U.S., including offices in the U.K., Belgium, China, India and Canada. Failure to abide by laws, rules and regulations applicable to us because of our work outside the U.S., such as the U.K. Bribery Act and European Union’s General Data Protection Regulation, could have similar effects to those described above.

We are subject to various routine and non-routine governmental and other reviews, audits and investigations, and unfavorable results could force us to adjust previously reported operating results, could affect future operating results, and could subject us to a variety of penalties and sanctions.

Federal government departments and agencies and many state, territorial and local government clients review, audit and investigate our contract performance, pricing practices, cost structure, financial capability, and compliance with applicable laws, rules, and regulations. We have experienced growth in services related to disaster recovery in recent years, and those activities, by their nature, may involve interaction with a combination of federal, state, territorial and local governments, citizens and subcontractors that increase the risk of audits, investigations, reviews, monitoring and litigation.  Any of these reviews, audits and investigations could raise issues that have significant adverse effects, including, but not limited to, substantial adjustments to our previously reported operating results and substantial effects on future operating results. If a government review, audit, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal and state and local government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and/or the value of our stock. We may also lose business if we are found not to be sufficiently able to meet ongoing cash flow and financial obligations on a timely basis.  In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether true or not. Federal government audits have been completed on our incurred contract costs only through 2010 and audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews by federal and state and local governments may still be conducted on all our government contracts, even for periods before 2010.

Our contracts may contain provisions that are unfavorable to us and permit our clients to, among other things, terminate our contracts partially or completely at any time prior to completion.

Our contracts may contain provisions that allow our clients to terminate or modify these contracts at their convenience on short notice. If a client terminates one of our contracts for convenience, we may only bill the client for work completed prior to the termination, plus any commitments and settlement expenses the client agrees to pay, but not for any work not yet performed. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in contract options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we would have no right to seek lost fees or other damages. In addition, certain contracts with international government clients may have more severe and/or different contract clauses than what we are accustomed to with federal and state and local government clients, such as penalties for any delay in performance. If a client were to terminate, decline to exercise options under, or curtail further performance under one or more of our major contracts, our revenue and operating results could be adversely affected.

Our commercial work depends on certain sectors of the global economy that are highly cyclical, which can lead to substantial variations in our revenue and profit from period to period.

In recent years, we have expanded our work with commercial clients. Our commercial clients, which include clients outside the U.S., generated approximately 36%, 38%, and 35% of our revenue in 2018, 2017, and 2016, respectively. This increased reliance on commercial clients presents new risks and challenges. For example, our commercial work is heavily concentrated in industries which can be cyclical, such as: energy, air transportation, environmental, health, retail and financial services. Demand for our services from our commercial clients has historically declined when their industries have experienced downturns, and we expect a decline in demand for our services when these industries experience downturns in the future.

As we expand our national and global footprint, we may become involved in a greater number of engagements that will be larger in size and scope. The increase in size and scope of the engagements in which we become involved in subjects us to the potential for a larger impact of a change in the credit risk associated with certain larger customers, particularly among our commercial clients. Our customers may face unexpected circumstances that adversely impact their ability to pay their trade payables to us and we may face unexpected losses as a result. Such circumstances could lead to the customer filing for bankruptcy. This can ultimately lead to variations in our profit from period to period. We monitor the aging of receivables regularly and make assessments of the ability of customers to pay amounts due.

RISKS RELATED TO OUR BUSINESS

Changes to U.S. tax laws may adversely affect our financial condition or results of operation and create the risk that we may need to adjust our accounting for these changes.

The Tax Cuts and Jobs Act (the “Tax Act”), enacted in late 2017, made significant changes to U.S. tax laws and included numerous provisions that affect businesses, including ours.  For instance, as a result of lower corporate tax rates, the Tax Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities.  It also limits interest rate deductions and the amount of net operating losses that can be used each year and alters the expensing of capital expenditures.  Other provisions have international tax consequences for businesses like ours that operate internationally. The Tax Act is unclear in certain respects and will require interpretations and implementing regulations by the Internal Revenue Service, as well as state tax authorities, and the Tax Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of the Tax Act. The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods.  Others will primarily affect future periods

Maintaining our client relationships and professional reputation are critical to our ability to successfully win new contracts and renew expired contracts.

Our client relationships and professional reputation are key factors in maintaining and growing our business, revenue and profit levels under contracts with our clients. We continually bid for and execute new contracts, and our existing contracts continually become subject to re-competition and expiration. If we are not able to replace the revenue from these contracts, either through follow-on contracts or new contracts for those requirements or for other requirements, our revenue and operating results may be adversely affected. On the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. There can be no assurance that those expiring contracts we are servicing will continue after their expiration, that the client will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition (e.g. set asides for small businesses), or that we will be successful in any such re-procurements or in obtaining subcontractor roles. Any factor that diminishes client relationships and/or professional reputation with federal, state, territorial and local and international government clients, as well as commercial clients, could make it substantially more difficult for us to compete successfully for new engagements and qualified employees. To the extent our client relationships and/or professional reputation deteriorate, our revenue and operating results could be adversely affected.

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

The calculation of backlog is highly subjective and conditioned on numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based on factors such as the amount of revenue we have recently recognized on that contract under the assumption that future utilization will be similar, our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. In the case of contracts that may be renewed at the option of the client, we generally calculate backlog by assuming that the client will exercise all of its renewal options; however, the client may elect not to do so. In addition, federal government contracts rely on congressional appropriation of funding, which is typically provided only partially at any point during the term of federal government contracts, and all or some of the work to be performed under a contract may require future appropriations by Congress and the subsequent allocation of funding by the procuring agency or department to the contract. Protests of contracts continue to be common in our industry.  We do not include contract awards that are subject to a pending protest in our calculation of backlog.  If a contract previously included in backlog becomes the subject of a protest, we would adjust backlog to remove that amount and reassess following resolution of the protest. Our estimate of the portion of backlog that we expect to recognize as revenue in any future period may differ from actual results because the receipt and timing of this revenue often depends on subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders and delivery orders, many of which are beyond our control. In addition, we may never receive revenue from some of the engagements that are included in our backlog, and this risk is greater with respect to unfunded backlog. Although we adjust our backlog to reflect modifications to or renewals of existing contracts, awards of new contracts, or approvals of expenditures, if we subsequently fail to realize revenue corresponding to our backlog, our revenue and operating results could be adversely affected.

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

If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which could decrease our operating margins and reduce our profits. In particular, the unpredictability of our earnings could increase on our fixed-price contracts if we cannot accurately estimate and control our contract costs.

It is important for us to accurately estimate and control our contract costs so that we can maintain positive operating margins and profitability. As described elsewhere in this Form 10-K, we generally enter into three principal types of contracts with our clients: fixed-price, time-and-materials and cost-plus.

We derived 39%, 39%, and 39% of our revenue from fixed-price contracts 2018, 2017, and 2016, respectively. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. We realize a profit on fixed-price contracts only if we can control our costs and prevent cost overruns while also meeting contract requirements. Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs, and availability of labor, equipment and materials, and other exigencies. We could experience cost overruns if these estimates are inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, or the inability of our vendors or subcontractors to perform. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have an adverse impact on our business and earnings.

We provide digital marketing services in highly competitive and constantly evolving markets. Our success in these markets depends on our ability to develop and integrate new technologies into our business and enhance our existing products and services, as well as our ability to respond to rapid changes in technology in order to remain competitive.

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

Our success in this competitive market depends in part on our ability to adapt to rapid technological advances and evolving standards in computer and mobile device hardware and software development and media infrastructure, changing and increasingly sophisticated customer needs, newly-developed digital marketing services and platform introductions and enhancements. If, within this market, we are unable to develop new or sufficiently differentiated products and services, to enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet demand, our overall business and operating results could be adversely affected.

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

The Road Home contract provided us with significant opportunities, but also created substantial risks. A number of these risks continued beyond the term of the contract. We still have lawsuits pending, and other claims have been made against us in connection with this contract. New lawsuits may be filed, and new claims may be made against us in the future including, but not limited to, claims by subcontractors and others who are dissatisfied with the amount of money they have received from, or their treatment under, the Program. We have defended such lawsuits and claims vigorously and plan to continue to do so, but we may not prevail in future cases. Although the contract provides that, with several exceptions, we are allowed to charge, as an expense under the contract, reasonable costs and fees incurred in defending and paying claims brought by third parties arising out of our performance, there can be no assurance that our legal costs and fees will be reimbursed. The State of Louisiana has not reimbursed us for the majority of such costs or fees and has not reimbursed any such costs or fees since 2008. The outstanding contract receivables related to defending and paying claims were fully reserved as of December 31, 2018.

In addition, as discussed in “Note 19—Commitments and Contingencies – Road Home Contract” in our financial statements, on June 10, 2016, the OCD filed a written administrative demand (the “Administrative Demand”) with the Louisiana Commissioner of Administration against ICF Emergency in connection with the administration of the Program. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to Program grant recipients. The OCD separately supplemented the amount of recovery it is seeking in total approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit (the “Proceeding”) in Louisiana state court on June 10, 2016 broadly alleging and seeking recoupment for the same claim made in the Administrative Demand. On September 21, 2016, the Commissioner of the Division of Administration notified the OCD and the Company of his decision to defer jurisdiction of the Administrative Demand. In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the Proceeding. The Company continues to believe that neither the Administrative Demand nor the Proceeding has any merit, intends to vigorously defend its position, and has therefore not recorded a liability as of December 31, 2018.

As discussed above, the Road Home contract has been, and may continue to be, the subject of audit, investigations, and reviews by federal and state government authorities and their representatives. These activities may consume significant management time and effort. Further, the contract provides that we are subject to audits for a period after the date of the last payment made under the contract. Findings from any audit, investigation, review, monitoring, or similar activity could subject us to civil and criminal penalties and administrative sanctions from federal and state government authorities, which could substantially adversely affect our reputation, our revenue, our operating results, and the value of our stock.

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

Moreover, in order to protect our competitive position, we may protest the contract awards of our competitors. This process takes the time and energy of our executives and employees, is likely to divert management’s attention from other important matters and could cause us to incur additional legal and consultant costs.

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

Our business in the U.K. and the European Union could be negatively affected by the timing and terms of, and uncertainties related to, the U.K.’s exit, and potential other exits, from the European Union.

Geopolitical events in the European Union ("E.U.") may adversely impact our business. On June 23, 2016 voters in the U.K. approved an exit from the E.U. On March 29, 2017 the U.K. initiated the process under Article 50 of the Treaty on the European Union, commencing a period of up to two years for the E.U. and other E.U. member states to negotiate with the U.K. the terms of a withdrawal (often referred to as “Brexit”).  Such an exit from the E.U. is unprecedented, and it is still unclear how the U.K.’s access to the E.U. Single Market, and the wider commercial, legal and regulatory environment in which we, our customers and our counterparties operate, will be impacted.  Our U.K. and Belgian operations have traditionally serviced most of our European clients, including the E.U., and these operations could be disrupted by Brexit, particularly if there is a change in the U.K.’s relationship to the E.U. Single Market. Completion of a so-called “hard/ no-deal Brexit,” whereby the U.K. exits the E.U. with no negotiated market access or agreements on issues such as customs and citizen mobility, would likely cause economic, logistical, and legal disruptions, any or all of which could adversely affect our operations and financial results. Such an event, potentially driven by Parliament’s failure to approve Prime Minister May’s negotiated Brexit plan, could also induce other actions, such as further movement towards secession from the U.K. by Scotland or other elements of the U.K., with different but significant negative consequences. It is also possible that the U.K. and E.U. will agree to extend the deadline for withdrawal, thus extending the uncertainty.  The uncertainties surrounding the timing and terms of the U.K.’s exit and its consequences could adversely impact customer and investor confidence, result in additional market volatility and adversely affect our businesses and results of operations. These impacts could derive from delays or reductions in contract awards, canceled contracts, changes in exchange rates, difficulty in recruiting or in gaining permission to employ existing staff, or less favorable payment terms.

Other member states or portions thereof may conduct similar referenda leading to an exit from the E.U. or demands for greater freedom from the strictures deriving from the E.U., resulting in a reduction in funding for the European Commission that could lead to a decrease in the funding and scope of our work for that client. In addition, security and sovereignty and financial system stability issues resulting from geopolitical events, or the E.U. negotiations driven by those events, could change the current balance of responsibility established between the European Commission and member nations, or affect the results of the E.U. budget-setting process, either of which could also reduce the funding and scope of our work for that client.

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

Such growth efforts place substantial additional demands on our management and staff, as well as on our information, financial, administrative and operational systems. We may not be able to manage these demands successfully. Growth may require increased recruiting efforts, business development, and selling, marketing and other actions that are expensive and increase risk. We may need to invest more in our people and systems, controls, compliance efforts, policies and procedures than we anticipate. Further, we may need to enhance or modify our systems or processes, or transition to more efficient or effective ones, and these changes and how we handle them may impact the business in short- or long-term. Therefore, even if we do grow, the demands on our people and systems, controls, compliance efforts, policies and procedures may adversely affect the quality of our work, our operating margins, and our operating results, at least in the short-term, and perhaps in the long-term.

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

The diversity of the services we provide, and the clients we serve, may create actual, potential, and perceived conflicts of interest and business conflicts that limit our growth and could lead to potential liabilities for us.

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

Our success depends in part upon our internally-developed technology and models, proprietary processes, and other intellectual property that we incorporate in our products and utilize to provide our services. If we fail to protect our intellectual property, our competitors could market services or products similar to our services and products, which could reduce demand for our offerings. Government clients typically retain a perpetual, worldwide, royalty-

free right to use the intellectual property we develop for them in a manner defined within government regulations, including providing it to other government agencies or departments, as well as to our competitors in connection with their performance of government contracts. When necessary, we seek authorization to use intellectual property developed for the government or to secure export authorization. Government clients may grant us the right to commercialize software developed with government funding, but they are not required to do so. If we improperly use intellectual property that was even partially funded by government clients, these clients could seek damages and royalties from us, sanction us, and prevent us from working on future government contracts. Actions could also be taken against us if we improperly use intellectual property belonging to others besides our government clients. In addition, there can be substantial costs associated with protecting our intellectual property, which can also have an adverse effect on our results of operations.

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

Improper disclosure of confidential and personal data and breaches of, or disruptions to, our information technology systems or those of our third- party providers, could adversely affect our business and could result in liability and harm our reputation.

We store and process increasingly large amounts of confidential information concerning our employees, customers and vendors, as well as confidential information on behalf of our customers (such as information regarding applicants in programs on which we perform services through our contractual relationships with customers). Therefore, we must ensure that we are at all times compliant with the various privacy laws, rules, and regulations in all of the countries within which we are operating. These laws, rules, and regulations can vary significantly from country to country, with many being more onerous than those in the U.S. For example, the European Union adopted a new regulation that became effective in May 2018, called the General Data Protection Regulation (“GDPR”), which requires companies to meet stringent requirements regarding the handling of personal data, including its use, protection and transfer and the ability of persons whose data is stored to correct or delete such data about themselves. Failure to meet the GDPR requirements could result in significant penalties, including fines up to 4% of annual worldwide revenue. The GDPR also confers a private right of action on certain individuals and associations.  Moreover, we must ensure that all of our vendors who have access to such information also have the appropriate privacy policies, procedures and protections in place. There can be substantial costs associated with protecting confidential information and maintaining compliance with the various privacy laws, rules and regulations, which could have an adverse effect on our results of operations. In addition, any inability, real or perceived, to adequately address privacy and data protection concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations, or other legal obligations (including at newly acquired companies), could result in additional cost and liability to us, damage our reputation, inhibit our ability to win new contracts, and otherwise adversely affect our business.

The continued occurrence of high-profile data breaches of other companies provides evidence of an external environment increasingly hostile to information security. In particular, cybersecurity attacks are evolving, and we face the constant risk of cybersecurity threats, whether from deliberate attacks or unintentional events, including computer viruses, attacks by computer hackers, malicious code, cyber and phishing attacks, and other electronic security breaches, including unauthorized access to our and our clients’ systems, that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and/or corruption of data. In particular, as a federal government contractor, we face a heightened risk of a security breach or disruption with respect to personally identifiable, sensitive but unclassified, classified, or otherwise protected data resulting from an attack by computer hackers, foreign governments and/or cyber terrorists. Improper disclosure of this information could harm our reputation and affect our relationships with business partners, lead to legal exposure, or subject us to liability under laws, rules and regulations that protect personal or other confidential data, resulting in increased costs or loss of revenue. Although we devote significant resources to our cybersecurity programs and have implemented security measures to protect our systems and to prevent, detect and respond to cybersecurity incidents, there can be no assurance that our efforts will prevent these threats. As these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect and respond against cybersecurity attacks, system disruptions and security breaches. Moreover, we also rely in part on third-party software and information technology vendors to run our information systems. Any failure of these third-party systems, which are outside of our control but still impact us, could have similar adverse effects.

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

All of our acquisitions have involved purchase prices well in excess of tangible asset values net of liabilities assumed, resulting in the creation of a significant amount of goodwill and other intangible assets. As of

December 31, 2018, goodwill and purchased intangibles accounted for approximately 59% and 3%, respectively, of our total assets. Under U.S. generally accepted accounting principles (“U.S. GAAP”), we do not amortize goodwill and intangible assets acquired in a purchase business combination that are determined to have indefinite useful lives.  Instead, we review them for impairment annually (or more frequently if impairment indicators arise). Although we have to date determined that such assets have not been impaired, future events or changes in circumstances that result in an impairment of goodwill or other intangible assets would have a negative impact on our profitability and operating results.

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

As of December 31, 2018, we had an aggregate of $200.4 million of outstanding indebtedness under a credit facility that will mature on May 17, 2022. Subject to the limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future. Our ability to pay interest and repay the principal for our indebtedness, as well as meet our financial and operating covenant requirements, is dependent upon our ability to, among other things, manage our business operations, and generate sufficient cash flows to service such debt. If we are unable to comply with the terms of our financing agreements or obtain additional required financing, this could ultimately result in a significant adverse effect on our financial results and the value of our stock. Among other things, our debt could:

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

The board of directors authorized, declared and paid regular dividends in each quarter of 2018 for the first time in the Company’s history.  The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the board of directors taking into account future earnings, cash flows, net income, dividend yield and other factors. Authorization of dividends by the Board is subject to adherence/compliance with the Company’s credit facility. There can be no assurance that the board of directors will declare any dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our offices and do not own any real estate. As of December 31, 2018, we leased approximately 313,658 square feet of office space at our corporate headquarters at 9300/9302 Lee Highway, Fairfax, Virginia (in the Washington, D.C. metropolitan area) through December 2022 (the “Fairfax Offices”). The Fairfax Offices house a portion of our operations and almost all of our corporate functions, including most of our staff within executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts.

As of December 31, 2018, we had leases in place for approximately 1.2 million square feet of office space in more than 80 office locations throughout the U.S. and around the world, with various lease terms expiring over the next nine years. As of December 31, 2018, approximately 13,325 square feet of the space we leased was subleased to other parties. We believe that our current office space, as well as other office space we expect to be able to lease, will meet our needs for the next several years. Lastly, a portion of our operations staff is housed at client-provided facilities, pursuant to the terms of a number of our client contracts.

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

An update on litigation related to our Road Home contract is discussed in “Note 19— Commitments and Contingencies — Road Home Contract” in our financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “ICFI.”

Holders

As of February 22, 2019, there were 32 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

Dividends

We currently expect to continue paying dividends comparable with our historic dividend payments. The declaration and payment of any dividends is at the sole discretion of the board of directors and is not guaranteed. Our amended credit facility contains certain restrictions related to the payment of cash dividends, requiring us to meet certain covenants prior to and after the declaration of any dividend.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2013 through December 31, 2018, with the cumulative total return on (i) the NASDAQ Composite, (ii) the Russell 2000 stock index, and (iii) the Company’s 2018 peer group composed of other governmental and commercial service providers: Booz Allen Hamilton Holding Corporation; CACI International Inc.; CBIZ, Inc.; CRA International, Inc.; Engility Holdings, Inc.; Exponent Inc.; FTI Consulting, Inc.; GP Strategies Corporation; Huron Consulting Group Inc.; ManTech International Corporation; Maximus, Inc.; Navigant Consulting, Inc.; Resources Connection, Inc.; Science Applications International Corporation; Tetra Tech, Inc.; Unisys Corporation; and VSE Corporation (the “2018 Peer Group”). As part of the annual process of reviewing the peer group, management ensures that the selected companies remain aligned with the Company’s evolving business strategy. With respect to our 2018 Peer Group, there was one company that was on the 2017 peer group that has been removed due to mergers and acquisition activities during the year, Convergys Corporation. Engility Holdings, Inc. was added to the 2018 Peer Group. The comparison below assumes an initial investment of $100.00 on December 31, 2013 in which all dividends (if any) are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

	Year Ended December 31,
	2014	2015	2016	2017	2018
ICF International, Inc.	$118.06	$102.45	$159.03	$151.25	$188.17
NASDAQ Composite	114.62	122.81	133.19	172.11	165.84
Russell 2000 Index	104.89	100.26	121.63	139.44	124.09
2017 Peer Group	117.42	115.62	150.32	157.22	173.31
2018 Peer Group	117.72	115.75	148.95	154.51	169.80

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended December 31, 2018 for our share repurchase plan and shares purchased in satisfaction of employee tax withholding obligations.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 – October 31	27,600	$73.08	27,600	$89,352,091
November 1 – November 30	28,029	$71.23	25,200	$87,561,797
December 1 – December 31	22,800	$65.76	22,800	$86,062,468
Total	78,429	$70.29	75,600

(a)

The total number of shares purchased of 78,429 includes shares repurchased pursuant to our share repurchase program described further in footnote (b) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended December 31, 2018, the Company repurchased 2,829 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $72.86 per share.

(b)

The current share repurchase program authorizes share repurchases in the aggregate up to $100.0 million. Our Credit Facility limits our Leverage Ratio (as defined under the Credit Facility), prior to and after giving effect to any repurchase, to 3.25 to 1.00 or less. During the three months ended December 31, 2018, we repurchased 75,600 shares under the share repurchase program at an average price of $70.19.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Statement of Earnings Data:
Revenue	$1,337,973	$1,229,162	$1,185,097	$1,132,232	$1,050,134
Direct costs	857,508	771,725	745,137	694,436	654,946
Operating costs and expenses:
Indirect and selling expenses	360,987	346,440	328,048	329,159	302,020
Depreciation and amortization	17,163	17,691	16,638	16,222	13,369
Amortization of intangible assets	10,043	10,888	12,481	17,184	10,437
Total operating costs and expenses	388,193	375,019	357,167	362,565	325,826
Operating income	92,272	82,418	82,793	75,231	69,362
Interest expense	(8,710)	(8,553)	(9,470)	(10,072)	(4,254)
Other (expense) income	(735)	121	1,184	(1,559)	(958)
Income before income taxes	82,827	73,986	74,507	63,600	64,150
Provision for income taxes	21,427	11,110	27,923	24,231	24,120
Net income	$61,400	$62,876	$46,584	$39,369	$40,030

Earnings per share (“EPS”):
Basic	$3.27	$3.35	$2.45	$2.04	$2.04
Diluted	$3.18	$3.27	$2.40	$2.00	$2.00

Weighted-average common shares outstanding:
Basic	18,797	18,766	18,989	19,335	19,608
Diluted	19,335	19,244	19,416	19,663	19,997

Cash dividends declared per common share(1)	$0.56	$—	$—	$—	$—

	As of December 31,
	2018	2017	2016	2015	2014
Consolidated balance sheet data:
Cash and cash equivalents	$11,694	$11,809	$6,042	$7,747	$12,122
Total assets	1,213,862	1,110,255	1,085,571	1,080,290	1,110,340
Long-term debt	200,424	206,250	259,389	311,532	350,052
Total stockholders’ equity	660,417	616,030	566,004	523,276	500,689
(1)	No cash dividends were declared during the years ended December 31, 2017, 2016, 2015, and 2014.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW AND OUTLOOK

We provide professional services and technology-based solutions to government and commercial clients. Our services include management, marketing, technology, and policy consulting and implementation services. We help our clients conceive, develop, implement, and improve solutions that address complex natural resource, social, and public safety issues. Our clients operate in four key markets: energy, environment, and infrastructure; health, education, and social programs; safety and security; and consumer and financial. Drawing from our domain knowledge and staff experience in working in multi-disciplinary teams for clients in a variety of markets, we provide services that deliver value throughout the entire life cycle of a policy, program, project, or initiative, from initial research, analysis, assessment and advice to design and implementation of programs and technology-based solutions, and the provision of engagement services and programs.

Our clients utilize our services because we combine diverse institutional knowledge and experience with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. We have successfully worked with many of our clients for decades, with the result that we have a thorough and nuanced perspective of their objectives and needs. We serve both governmental and commercial clients. Our government clients include those from departments and agencies of the federal government, state (including territories) and local governments, and international governments. Our government efforts include work performed under subcontract agreements to commercial clients whose ultimate customer is government agencies and departments.

Our largest clients are U.S. federal government departments and agencies. In fact, our federal government clients have included every cabinet-level department, most significantly HHS, DOS, and DoD. Federal government clients generated approximately 41%, 45%, and 48% of our revenue in 2018, 2017, and 2016, respectively. State and local government clients generated approximately 14%, 10%, and 11% of our revenue in 2018, 2017, and 2016, respectively. International government clients generated approximately 9%, 7%, and 6% of our revenue in 2018, 2017, and 2016, respectively.

We also serve a variety of commercial clients worldwide, including: airlines, airports, electric and gas utilities, oil companies, hospitals, health insurers and other health-related companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. Our commercial clients, which include clients outside the U.S., generated approximately 36%, 38%, and 35% of our revenue in 2018, 2017, and 2016, respectively.

We report operating results and financial data as a single segment based on the consolidated information used by our chief operating decision-maker in evaluating the financial performance of our business and allocating resources. Our single segment represents our core business—professional services for government and commercial clients. Although we describe our multiple service offerings to clients that operate in four markets to provide a better understanding of the scope and scale of our business, we do not manage our business or allocate our resources based on those service offerings or client markets. Rather, on a project by project basis, we assemble the best team from throughout the enterprise to deliver highly customized solutions that are tailored to meet the needs of each client.

In 2018, our total revenue increased to $1,338.0 million, an increase of $108.8 million, or 8.9%, for the year ended December 31, 2018 compared to $1,229.2 million in the prior year. Operating income increased $9.9 million, or 12.0%, to $92.3 million for the year ended December 31, 2018 compared to the prior year due to the increase in gross profit which outpaced increases in indirect and selling expenses, and decreases in depreciation and amortization expense, and amortization of intangible assets. Indirect and selling expenses increased by $14.5 million compared to the prior year primarily due to increases in indirect labor and indirect operating expenses, offset by a reduction in incentive compensation. Net income decreased $1.5 million, or 2.3%, to $61.4 million, largely driven by an increase of income tax expense of $10.3 million compared to the prior year due to a $16.8 million decrease in income tax expense in 2017, which related to a one-time favorable adjustments of $16.2 million recorded in 2017 as a result of the enactment of the Tax Act in December 2017.

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about clean energy and energy efficiency; health promotion, treatment, and cost control; and ongoing homeland security threats. We also see significant opportunity to further leverage our digital and client engagement capabilities across our commercial and government client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements that span the entire program life cycle, and to complete and successfully integrate additional strategic acquisitions. We will continue to focus on broadening domain expertise and building scale in key client markets and geographies by developing business with existing and new government and commercial clients and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities, seeking acquisitions that promote the achievement of strategic objectives like enhancing our subject matter knowledge, broadening our service offerings, and/or providing scale in specific geographies, and from which we believe that we can earn an acceptable return.

U.S. federal government revenue was 41% of our total revenue for the year ended December 31, 2018. While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers, including top-line legislative constraints on federal government discretionary spending and actions by Congress or the Administration that could result in a delay or reduction to our current revenue, profit and cash flows, and have a negative impact on our on-going business and results of operations. However, we believe we are well positioned in budget areas that will continue to be priorities to the federal government.

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

Our results of operations and cash flows may vary significantly from quarter to quarter depending on a number of factors, including, but not limited to:

•	Progress of contract performance;
•	Extraordinary economic events and natural disasters;
•	Number of billable days in a quarter;
•	Timing of client orders;
•	Timing of award fee notices;
•	Changes in the scope of contracts;
•	Variations in purchasing patterns under our contracts;
•	Federal and state (including territories) and local governments’ and other clients’ spending levels;
•	Federal government shutdowns;
•	Timing of billings to, and payments by clients;
•	Timing of receipt of invoices from, and payments to, employees and vendors;
•	Commencement, completion, and termination of contracts;
•	Strategic decisions, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, and changes in business strategy;
•	Timing of significant costs and investments (such as bid and proposal costs and the costs involved in planning or making acquisitions);
•	Timing of events related to discrete tax items;
•	Our contract mix and use of subcontractors or the timing of other direct costs for which we may earn lower contract margin;

•	Changes in contract margin performance due to performance risks;
•	Additions to, and departures of, staff;
•	Changes in staff utilization;
•	Paid time off taken by our employees;
•	Level and cost of our debt;
•	Changes in accounting principles and policies; and/or
•	General market and economic conditions.

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

ACQUISITIONS AND BUSINESS COMBINATIONS

A key element of our growth strategy is to pursue acquisitions. In 2016, we acquired Trade NTE and in 2018, we acquired The Future Customer (“TFC”), DMS Disaster Consultants (“DMS”), and We Are Vista Limited (“Vista”).  While providing capabilities and access to new clients in support of our growth strategy, these acquisitions were not significant to our financial statements taken as a whole.

Trade NTE. - In November 2016, we acquired certain contracts of Trade NTE, a Georgia-based company specializing in strategic marketing and branding services. The acquisition enhanced our branding services through existing engagements and relationships with its clients and customers.

The Future Customer. - In January 2018, we acquired TFC, a leading boutique loyalty strategy and marketing company based in London.  TFC has provided additional capabilities and access to clients in support of our 1to1 loyalty and customer relationship marketing efforts.

DMS Disaster Consultants – In August 2018, we acquired DMS, a disaster management and recovery firm, to broaden our capabilities in support of assisting communities, businesses and individuals recover from man-made and nature disasters. DMS assists public sector clients with man-made and natural disaster planning and preparedness, and post-disaster response and recovery efforts by assisting clients in obtaining federal funding from Federal Management Agency (FEMA), insurance companies, and other sources.

We Are Vista Limited – In October 2018, we acquired Vista, a communications company headquartered in Leeds, U.K., with an additional presence in London. Vista provides advisory services and solutions to clients in the financial, retail, automobile, and energy industries and broadens our capabilities in the region.

CRITICAL ACCOUNTING POLICIES

Our discussion of our financial condition and results of operations is based on our consolidated financial statements prepared in accordance with U.S. GAAP.  The preparation of these consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and our application of critical accounting policies, including: revenue recognition, impairment of goodwill and other intangible assets, income taxes, and stock-based compensation. If any of these estimates or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe that the estimates, assumptions and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and, therefore, consider them to be critical accounting policies. Significant accounting policies, including the critical accounting policies listed below, are more fully described and discussed in “Note 2—Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

Revenue Recognition

We periodically evaluate our critical accounting policies and estimates based on changes in U.S. GAAP that may have an effect on our consolidated financial statements.  In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 provides a single comprehensive revenue recognition framework and supersedes existing revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for determining the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures.

We implemented Topic 606 on January 1, 2018 using the modified retrospective method. This method requires that we apply the requirements of the new standard in the year of adoption to new contracts and those that were not completed as of the adoption date, but not retroactively restate prior years. Management evaluated those contracts not completed as of January 1, 2018 (the adoption date) and concluded that the impact of adopting ASC 606 did not have a material impact on our consolidated financial statements taken as a whole. Contract assets and contract liabilities were formerly reported as unbilled accounts receivable and deferred revenue, respectively. For further discussion see “Note 2 – Summary of Significant Accounting Policies – Revenue Recognition” and “Note 2 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements – Revenue Recognition” in the “Notes to Consolidated Financial Statements” in this Annual Report.

Under the modified retrospective method, we were required to maintain dual reporting during the year of adoption in order to present revenue under both the previous and new accounting for contracts initiated on or after the date of adoption and for those contracts having remaining obligations as of the adoption date. Revenue timing differences between the two methods resulted primarily from contracts with performance incentives. Under the new accounting, we have included in revenue the most likely amount of priced incentives earned as contract work was performed rather than, as under the old accounting, waiting to recognize revenue from incentives until specific quantitative goals were achieved, generally at the end of each contractually-stipulated performance assessment period. While there were differences in the amount of revenue recognized during each quarter of the year, the timing differences did not result in a material change to our annual revenue since most incentives have performance assessment periods which are aligned with our fiscal year.

We primarily provide services and technology-based solutions for clients that operate in a variety of markets and the solutions may span the entire program life cycle, from initial research and analysis to the design and implementation of solutions. We enter into agreements with clients that create enforceable rights and obligations and for which it is probable that we will collect the consideration to which it will be entitled as services and solutions are transferred to the client. Except in certain narrowly defined situations, our agreements with its clients are written and revenue is generally not recognized on oral or implied arrangements. We recognize revenue based on the consideration specified in the applicable agreement and exclude from revenue amounts collected on behalf of third parties. Accordingly, sales and similar taxes which are collected for third parties are excluded from the transaction price.

We also evaluate whether two or more agreements should be accounted for as one single contract and whether combined or single agreements should be accounted for as more than one performance obligation. For most contracts, the client requires that we perform a number of tasks in providing an integrated output and, hence, each of these contracts are tracked as having only one performance obligation. When contracts are separated into multiple performance obligations, we allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. We generally provide customized solutions in which the pricing is based on specific negotiations with each client, and, in these cases, we use a cost-plus margin approach to estimate the standalone selling price of each performance obligation. It is common for our long-term contracts to contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts are generally awarded at the completion of a prescribed performance assessment period based on the achievement of performance metrics, program milestones or cost targets, and the amount awarded may be subject to client discretion. We estimate variable consideration as the most likely amount to which we expect to be entitled.

We evaluate contractual arrangements to determine whether revenue should be recognized on a gross versus net basis. Our assessment is based on the nature of the promise to the client. In most cases, we agree to provide specified services to the client as a principal and revenue is recognized on a gross basis. In rare cases, we act as an agent and merely arrange for another party to provide services to the client and revenue is recognized on a net basis in reflection of the fact that we do not control the goods or services provided to the client by the other party.

Long-term contracts typically contain billing terms that provide for invoicing once a month and payment on a net 30-day basis. Exceptions to monthly billing terms are to ensure that we perform satisfactorily rather than representing a significant financing component. For cost-based contracts, our performance is evaluated during a contractually stipulated performance period and, while contract costs may be billed on a monthly basis, we are generally permitted to bill for incentive or award fees only after the completion of the performance assessment period, which may occur quarterly, semi-annually or annually, and after the client completes the performance assessment. Fixed-price contracts may provide for milestone billings based on the attainment of specific project objectives and, since they are tied to our project performance, these type of billing terms do not represent a significant financing component. Moreover, contracts may require retentions or hold backs that are paid at the end of the contract to ensure that we perform in accordance with requirements which do not represent our providing financing to our clients but rather are a means to ensure that we meet contract requirements. We do not assess whether a contract contains a significant financing component if we expect, at contract inception, that the period between payment by the client and the transfer of promised services to the client will be one year or less.

As a service provider, we generally recognize revenue over time as control is transferred to a client, based on the extent of progress towards satisfaction of the performance obligation. The selection of the method used to measure progress requires judgment and, among other things, is dependent on the contract type selected by the client during contract negotiation and the nature of the services and solutions to be provided.

When a performance obligation is billed using a time-and-materials contract type, we use output progress measures to estimate revenue earned based on hours worked in contract performance at negotiated billing rates. Fixed-price level-of-effort contracts are substantially similar to time-and-materials contracts except that we are required to deliver a specified level of effort over a stated period of time. For these contracts, we estimate revenue earned using contract hours worked at negotiated bill rates as we deliver the contractually required workforce.

For cost-based contracts, we recognize revenue as a single performance obligation based on contract costs incurred, as we become contractually entitled to reimbursement of the contract costs, plus a most likely estimate of award or incentive fees earned on those costs even though final determination of fees earned occurs after the contractually-stipulated performance assessment period ends.

For performance obligations requiring the delivery of a service for a fixed price, we use the ratio of actual costs incurred to total estimated costs, provided that costs incurred (an input method) represents a reasonable measure of progress towards the satisfaction of a performance obligation, in order to estimate the portion of total revenue earned. This method provides a faithful depiction of the transfer of value to the client when we are satisfying a performance obligation that entails integration of tasks for a combined output which requires us to coordinate the work of employees, subcontractors and delivery of other contract costs. Contract costs that are not reflective of our progress to satisfying a performance obligation are not included in the calculation of the measure of progress. When this method is used, changes in estimated costs to complete these obligations result in adjustments to revenue on a cumulative catch-up basis, which causes the effect of revised estimates for prior periods to be recognized in the current period. Changes in these estimates can routinely occur over contract performance for a variety of reasons, which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in estimated incentive or award fees; or performing better or worse than previously estimated.

In some fixed price service contracts we performs services of a recurring nature, such as maintenance and other services of a “stand ready” nature. For these contracts, we have the right to consideration in an amount that corresponds directly with the value that the client has received. Therefore, the Company records revenue on a time-elapsed basis to reflect the transfer of control to the client throughout the contract.

Our operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract-related assets and liabilities, as highlighted below, are classified as current assets and current liabilities. Significant balance sheet accounts related to the revenue recognition cycle are as follows:

Contract receivables, net – This account includes amounts billed or billable under contract terms. The amounts due are stated at their net realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. We consider a number of factors in its estimate of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of the receivables.

Contract assets – This account includes unbilled amounts typically resulting from revenue recognized on long-term contracts when the amount of revenue recognized exceeds the amounts billed. It also includes contract retainages until we have met the contract-stipulated requirements for payment. Contract assets are reported in a net position on a contract by contract basis each period even though individual contracts may contain multiple performance obligations. On a contract by contract basis, amounts do not exceed their net realizable value.

Contract liabilities – This account consists of advance payments received and billings in excess of revenue recognized on long-term contracts. Contact liabilities are reported in a net position on a contract by contract basis each period even though individual contracts may contain multiple performance obligations.

Revenue recognition entails the use of significant judgment, including, but not limited to, the following: evaluating agreements in terms of the number and nature of performance obligations; determining the appropriate method for measuring progress to satisfaction of obligations; and preparing estimates in terms of the amount of progress that we have made. Most of our revenue is recognized over time and for many fixed-price contracts, in particular, we estimate the proportion of total revenue earned using the ratio of contract costs incurred to total estimated contract costs, which requires us to prepare estimates as work progresses of contract cost left to be incurred. Moreover, some of our contracts include variable consideration, which requires us to estimate the most likely amounts that will be earned over the respective contractually-stipulated performance assessment periods. For these obligations, changes in estimates result in cumulative catch-up adjustments and may have a significant impact on earnings during a given period.

Contractual arrangements are evaluated to assess whether revenue should be recognized on a gross versus net basis. Management’s assessment when determining gross versus net revenue recognition is based the nature of the promise to the client. In most cases, we agree to provide specified services to the client as a principal and revenue is recognized on a gross basis. In rare cases, we act as an agent and merely arrange for another party to provide services to the client and revenue is recognized on a net basis in reflection of the fact that we do not control the goods or services provided to the client by the other party.

Payments on cost-based contracts with the U.S. federal government are provisional payments subject to audit and adjustment. Indirect costs applied to government contracts are also subject to audit and adjustment and such audits have been finalized only through December 31, 2010. Contract revenue has been recorded in amounts that are expected to be realized on final audit and settlement of costs.

We prepare client invoices in accordance with the terms of the applicable contract, and billing terms may not be directly related to the performance of services. Unbilled receivables are invoiced based on the achievement of specific events as defined by each contract, including deliverables, timetables, and incurrence of certain costs. Unbilled receivables are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as contract liabilities until the revenue recognition criteria are met. Reimbursements of out-of-pocket expenses are included in revenue with corresponding costs incurred by us included in the cost of revenue. We record revenue net of taxes collected from clients when the taxes are collected on behalf of the governmental authorities.

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

Goodwill and Other Intangible Assets

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired, less liabilities assumed, based on their respective fair values, with the excess recorded as goodwill. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment if impairment indicators arise. As of December 31, 2018, goodwill and intangibles assets were $715.6 million and $35.5 million, respectively.

For the purpose of performing the annual goodwill impairment review as of October 1, 2018, we have one aggregated reporting unit at a consolidated entity level. We assess goodwill at the reporting level.  As our business is highly integrated and all of our components have similar economic characteristics, we concluded we have one reporting unit at the consolidated entity level. For the goodwill impairment test, we opted to perform a qualitative assessment of whether it is more likely than not that the reporting unit's fair value is less than its carrying amount. If, after completing the qualitative assessment, we determine that it is more likely than not that the estimated fair value of the reporting unit exceeded the carrying amount, we may conclude that no impairment exists. If we conclude otherwise, a goodwill impairment test must be performed, which includes a comparison of the fair value of the reporting unit to its carrying amount and recognizing as an impairment loss the difference of the estimated fair value of the reporting unit over its carrying amount.

Our qualitative analysis as of October 1, 2018 included macroeconomic and industry and market-specific considerations, financial performance indicators and measurements, and other factors. Based on this qualitative assessment, we determined that it is more likely than not that the fair value of our one reporting unit exceeded its carrying amount, and thus the impairment test was not required to be performed. Therefore, based on management’s review, no goodwill impairment charge was required as of October 1, 2018. Historically, we have not recorded any goodwill impairment charges.

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

On December 20, 2017 the United States House of Representatives and the Senate passed the Tax Act which was signed into law on December 22, 2017 and was generally effective beginning January 1, 2018. We were impacted in several ways as a result of the Tax Act including, but not limited to, provisions which include a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, the revaluation of deferred tax assets and liabilities that was required as a result of the tax rate change and the application of a mandatory one-time “transition tax” on unremitted earnings of certain foreign subsidiaries that were previously tax deferred.

We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is now generally 26.4%.  We completed our analysis of the Tax Act and finalized our provisional estimates, which affected the measurement of these balances.  Pursuant to Securities and Exchange Commission Staff Accounting Bulletin 118 (“SAB 118”), the provisional amount recorded related to the re-measurement of the deferred tax balances has been adjusted during the year ended December 31, 2018 as an increase in the provision for income taxes, including adjustments to valuation allowances, of approximately $1.1 million.

The one-time “transition tax” imposed by the Tax Act is based on our total post-1986 earnings and profits (“E&P”) which we had previously deferred from U.S. income taxation. We have completed the calculation of the total post-1986 foreign E&P and related foreign tax pools for these foreign subsidiaries.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount, as well as the related foreign tax credit utilization, changed as we finalized our calculation of post-1986 foreign E&P and related foreign tax pools that were previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets.  Similarly, the cumulative foreign tax credit carry forward balance as of December 31, 2017 increased by approximately $2.2 million and the valuation allowance required increased by approximately $2.2 million.  No additional income taxes have been provided for on any remaining undistributed foreign earnings not subject to the transition tax. No additional deferred taxes have been provided for the $8.2 million of favorable outside basis differences inherent in these foreign entities because these amounts continue to be permanently reinvested in foreign operations.  Pursuant to SAB 118, the provisional amount recorded related to the transition tax has been adjusted during the year ended December 31, 2018.  We recognized this adjustment to the provisional estimate as a decrease in the provision for income taxes of approximately $1.0 million during 2018.

The Tax Act subjects U.S. corporations to current tax on global intangible low-taxed income (or “GILTI”) earned by certain foreign subsidiaries.  The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. We elected in the first quarter of fiscal year 2018 to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred, with no material effect on the consolidated financial statements.  The current provision for 2018 includes no tax expense for GILTI.

Stock-based Compensation

The ICF International, Inc. Omnibus Incentive Plans provide for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors. On April 4, 2018, our board of directors approved the 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”), which was subsequently approved by the stockholders and became effective on May 31, 2018 (the “Effective Date”).  The 2018 Omnibus Plan replaced the previous 2010 Omnibus Incentive Plan (the “Prior Plan”). As of December 31, 2018, there were approximately 1,098,906 shares available for grant under the 2018 Omnibus Plan.

We utilize cash-settled RSUs (“CSRSUs”) which are settled only in cash payments. The cash payment is calculated by multiplying the number of CSRSUs vested by our closing stock price on the vesting date, subject to a maximum payment cap and a minimum payment floor. CSRSUs have no impact on the shares available for grant under the Omnibus Plan and have no impact on the calculated shares used in earnings per share (“EPS”) calculations.

We began granting awards of registered shares to our non-employee directors on an annual basis under the 2018 Omnibus Plan in the third quarter of 2018. Previously, under the Prior Plan, we granted awards of unregistered shares to the directors under the Annual Equity Election program. Those awards were issued from treasury stock and had no impact on the shares available for grant under the Omnibus Plans.

We recognized total compensation expense relating to stock-based compensation of $19.6 million, $17.5 million, and $15.9 million for the years ended December 31, 2018, 2017, and 2016, respectively. We recognize stock-based compensation expense for stock options, restricted stock awards, and RSUs on a straight-line basis over the requisite service period, which is generally the vesting period. We treat CSRSUs as liability-classified awards, and account for them at fair value based on the closing price of our stock at the balance sheet date. We recognize expense for performance-based share awards (“PSAs”), which are subject to a performance condition and a market condition, on a straight-line basis over the performance period. Non-employee director awards are expensed over the performance period.

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

We are required to adjust stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. We estimate the rate of future forfeitures based on factors which include our historical experience, but the amount of actual forfeitures may differ from current estimates particularly if the rate of future forfeitures is different from previous experience. In addition, the estimation of PSAs that will ultimately vest requires judgment in terms of estimates of future performance. To the extent actual forfeitures differ from estimated forfeitures and actual performance or updated performance estimates differ from current estimates, such expense amounts are recorded as a cumulative adjustment in the period the estimates are revised. See “Note 14—Accounting for Stock-based Compensation” in the “Notes to Consolidated Financial Statements” for further discussion.

Recent Accounting Pronouncements

New accounting standards are discussed in “Note 2—Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

SELECTED KEY METRICS

In order to evaluate operations, we track revenue by key metrics that provide useful information about the nature of our operations. Client markets provide insight into the breadth of our expertise. Client type is an indicator of the diversity of our client base. Revenue by contract mix provides insight in terms of the degree of performance risk that we have assumed. Significant variances in the key metrics tables that are provided below are discussed under the revenue section of the results of operations.

Client markets

The following table shows revenue generated from client markets as a percent of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market. Certain minor revenue amounts reported in the prior years have been reclassified within key market categories based on our current view of the client’s primary market in order to increase comparability of the current year to prior years.

	Year ended December 31, 2018		Year ended December 31, 2017		Year ended December 31, 2016
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Energy, environment, and infrastructure	$565,125	42%	$487,001	40%	$457,992	39%
Health, education, and social programs	535,314	40%	518,675	42%	508,903	43%
Safety and security	111,072	8%	102,645	8%	98,358	8%
Consumer and financial	126,462	10%	120,841	10%	119,844	10%
Total	$1,337,973	100%	$1,229,162	100%	$1,185,097	100%

Our primary clients are the agencies and departments of the federal government and commercial clients. Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us strong client relationships. In 2018, 2017, and 2016, approximately 92%, 91%, and 90% of our revenue, respectively, was from prime contracts.

Client type

The table below shows our revenue by type of client as a percentage of total revenue for the periods indicated. Certain immaterial revenue amounts in the prior years have been reclassified due to minor adjustments and reclassification within client type.

	Year ended December 31, 2018		Year ended December 31, 2017		Year ended December 31, 2016
	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S. federal government	$543,918	41%	$550,794	45%	$563,498	48%
U.S. state and local government	185,130	14%	127,797	10%	132,287	11%
International government	122,293	9%	91,318	7%	75,636	6%
Government	851,341	64%	769,909	62%	771,421	65%
Commercial	486,632	36%	459,253	38%	413,676	35%
Total	$1,337,973	100%	$1,229,162	100%	$1,185,097	100%

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

The following table shows the approximate percentage of our revenue for each of these types of contracts for the periods indicated. Certain immaterial revenue amounts in the prior years have been reclassified due to minor adjustments and reclassification within contract type.

	Year ended December 31, 2018		Year ended December 31, 2017		Year ended December 31, 2016
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Time-and-materials	$581,965	44%	$529,606	43%	$511,747	43%
Fixed-price	526,728	39%	480,584	39%	456,065	39%
Cost-based	229,280	17%	218,972	18%	217,285	18%
Total	$1,337,973	100%	$1,229,162	100%	$1,185,097	100%

Payments to us on cost-based contracts with the federal government are provisional payments subject to adjustment upon audit by the government. Such audits have been finalized through December 31, 2010, and any adjustments have been immaterial. Contract revenue for subsequent periods has been recorded in amounts that are expected to be realized on final audit and settlement of costs in those years.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of comprehensive income, expresses these items as a percentage of revenue for the periods indicated and the period-over-period rate of change in each of them.

Years Ended December 31, 2018, 2017, and 2016

(dollars in thousands)

	Year Ended December 31,						Year to Year Change
	2018	2017	2016	2018	2017	2016	2017 to 2018		2016 to 2017
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
Revenue	$1,337,973	$1,229,162	$1,185,097	100.0%	100.0%	100.0%	$108,811	8.9%	$44,065	3.7%
Direct Costs	857,508	771,725	745,137	64.1%	62.8%	62.9%	85,783	11.1%	26,588	3.6%
Operating Costs and Expenses
Indirect and selling expenses	360,987	346,440	328,048	27.0%	28.2%	27.7%	14,547	4.2%	18,392	5.6%
Depreciation and amortization	17,163	17,691	16,638	1.3%	1.4%	1.4%	(528)	(3.0)%	1,053	6.3%
Amortization of intangible assets	10,043	10,888	12,481	0.8%	0.9%	1.0%	(845)	(7.8)%	(1,593)	(12.8)%
Total Operating Costs and Expenses	388,193	375,019	357,167	29.1%	30.5%	30.1%	13,174	3.5%	17,852	5.0%
Operating Income	92,272	82,418	82,793	6.9%	6.7%	7.0%	9,854	12.0%	(375)	(0.5)%
Interest expense	(8,710)	(8,553)	(9,470)	(0.7)%	(0.7)%	(0.8)%	(157)	1.8%	917	(9.7)%
Other (expense) income	(735)	121	1,184	(0.1)%	—	0.1%	(856)	(707.4)%	(1,063)	(89.8)%
Income Before Income Taxes	82,827	73,986	74,507	6.1%	6.0%	6.3%	8,841	11.9%	(521)	(0.7)%
Provision for Income Taxes	21,427	11,110	27,923	1.6%	0.9%	2.4%	10,317	92.9%	(16,813)	(60.2)%
Net Income	$61,400	$62,876	$46,584	4.6%	5.1%	3.9%	$(1,476)	(2.3)%	$16,292	35.0%

Year ended December 31, 2018 compared to year ended December 31, 2017

Revenue. Revenue for the year ended December 31, 2018, was $1,338.0 million, compared to $1,229.2 million for the year ended December 31, 2017, representing an increase of $108.8 million or 8.9%. The increase in revenue was attributable to an increase in governmental revenue of $81.4 million or 10.6% and an increase in commercial revenue of $27.4 million or 6.0%.  The growth in governmental revenue by client markets was driven by increases in revenue from energy, environment, and infrastructure and safety and security clients, partially offset by our health, education, and social program clients compared to the prior year.  The changes in government revenue by client type were driven by the increases in state (including territorial), from our disaster recovery clients, and local and international government revenues, partially offset by a decline in federal government revenue. The increase in our commercial revenue by client market was driven by increases in revenue from health, education, and social program, consumer and financial, and energy, environments and infrastructure clients compared to the prior year. The increase in our revenues is partially attributable to revenue from acquired companies of $15.6 million, which positively impacted our commercial clients ‘consumer and financial market and our government clients ‘energy, environment and infrastructure market. As a result of the larger growth in government revenues compared to the growth in commercial revenues, the governmental and commercial revenues as a percent of total revenue were 64% and 36% for the year ended December 31, 2018 compared with 62% and 38% for the prior year.

Direct costs. Direct costs for the year ended December 31, 2018, were $857.5 million compared to $771.7 million for the year ended December 31, 2017, an increase of $85.8 million or 11.1%. The increase in direct costs year-over-year was attributable to an increase in subcontractor and other direct costs of $67.3 million and an increase in direct labor and related fringe costs of $18.5 million. Direct costs as a percent of revenue increased 1.3% to 64.1% for the year ended December 31, 2018, compared to 62.8% for the prior year.  The increase in subcontractor and other direct costs was due to a change in the mix of our services and other direct costs and an increased need for other direct costs to fulfill contract requirements. While direct labor and related fringe costs increased by the $18.5 million, it decreased as a percent of revenue from 34.7% to 33.3%.

Changes in the mix of services and other direct costs provided under our contracts can result in variability in our direct costs as a percentage of revenue. For example, when we perform work in the area of systems implementation, we expect that more of our services will be performed in client-provided facilities. Such work generally has a higher staff utilization than much of our current advisory work since the staff are dedicated to a single longer-term project, and we anticipate decreased indirect expenses since our staff are working at the client facilities. In addition, to the extent we are successful in winning larger contracts, while staff utilization generally increases, our own labor services component will generally decrease because larger contracts typically are broader in scope and require more diverse capabilities, potentially resulting in more subcontracted effort, more other direct costs, and lower margins. Although the duration of our contracts and type of work may impact the ratio of direct costs as a percentage of revenue or gross margins, the economics of these larger jobs are, nonetheless, generally favorable because they tend to increase income, broaden our revenue base, and have a favorable return on invested capital.

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2018, were $361.0 million compared to $346.4 million for the prior year, an increase of $14.6 million or 4.2%. Indirect and selling expenses increased due to increases in indirect labor and fringe of $10.2 million and in general and administrative expenses of $4.4 million. The increase in indirect labor and fringe is due in part to the increase in indirect labor and selling expenses from acquired companies, higher costs to invest in our internal processes and infrastructure costs, costs added as a result of acquisitions, an increase in bad debt due to a large customer filing bankruptcy, partially offset by a reduction in the incentive compensation. Indirect and selling expenses as a percent of revenue decreased to 27.0% for the year ended December 31, 2018, compared to 28.2% for the year ended December 31, 2017.

Indirect and selling expenses generally include our management, facilities, and infrastructure costs for all employees and the salaries and wages related to indirect activities, including stock-based and cash-based incentive compensation provided to employees whose compensation and other benefit costs are included in indirect and selling expenses, plus associated fringe benefits not directly related to client engagements.

Depreciation and amortization. Depreciation and amortization was $17.2 million for the year ended December 31, 2018, compared to $17.7 million for the prior year, a decrease of $0.5 million or 3.0%.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2018 was $10.0 million compared to $10.9 million for the prior year. The $0.9 million decrease was primarily due to reduced levels of intangible asset amortization associated with prior acquisitions, partially offset by an increase in amortization from current acquisitions.

Operating income. For the year ended December 31, 2018, operating income was $92.3 million compared to $82.4 million for the prior year, an increase of $9.9 million or 12.0%. Operating income as a percent of revenue was 6.9% for the year ended December 31, 2018 compared to 6.7% for the prior year largely due to the increase in gross profits of $23.0 million, offset by higher indirect and selling expenses of $14.6 million.

Interest expense. For the year ended December 31, 2018, interest expense was $8.7 million, compared to $8.6 million for the prior year, an increase of $0.1 million or 1.8%.

Other (expense) income. For the year ended December 31, 2018, other expense was $0.7 million compared to other income of $0.1 million for the prior year. The change was primarily due to net unrealized and realized foreign losses of $0.6 million for the year ended December 31, 2018 compared to net unrealized and realized gains of $0.2 million for the year ended December 31, 2017.

Provision for income taxes. The effective income tax rate for the years ended December 31, 2018 and December 31, 2017, was 25.9% and 15.0%, respectively. The increase in the rate for 2018 was primarily related to one-time favorable adjustments of $16.2 million recorded in 2017 related to the enactment of the Tax Act in December 2017. As a result, we were required to make favorable provisional adjustments for revaluing our deferred tax assets and liabilities and permanent non-taxable income that were partially offset by the “transition tax” and establishment of a valuation allowance on certain deferred tax assets.  Our effective tax rate, including state and foreign taxes net of federal benefit for the year ended December 31, 2018 was lower than the statutory tax rate for the year primarily due to tax benefits for stock-based compensation, and state tax credits partially offset by the establishment of a valuation allowance on certain deferred tax assets, permanent differences related to compensation costs and other expenses not deductible for tax purposes.

We account for the expected impact of discrete tax items once we determine that they are both reasonably quantified and we are confident they will be realized due to the associated event occurring (such as the filing of an amended tax return, enactment of tax legislation, or the closure of an audit examination).

Year ended December 31, 2017 compared to year ended December 31, 2016

Revenue. Revenue for the year ended December 31, 2017, was $1,229.2 million, compared to $1,185.1 million for the prior year, representing an increase of $44.1 million or 3.7%. The increase in revenue was attributable to increases in commercial revenue of $46.7 million, partially offset by a decrease in government revenue of $2.6 million compared to the prior year.  The growth in commercial revenue was driven by increases in our revenue from our energy, environment, and infrastructure and health, education, and social programs clients. The decline in government revenues was due to a decrease in health, education, and social programs clients, partially offset by increases in revenue from our energy, environment, and infrastructure and safety and security government clients. As a result of these changes the governmental and commercial revenues as a percent of total revenue were 62% and 38% for the year ended December 31, 2017 compared with 65% and 35% for the prior year.

Direct costs. Direct costs for the year ended December 31, 2017, were $771.7 million compared to $745.1 million for the prior year, an increase of $26.6 million or 3.6%. The increase in direct costs year-over-year was attributable to an increase in both subcontractor and other direct costs of $24.6 million and an increase in direct labor and related fringe costs of $2.0 million. Direct costs as a percent of revenue decreased 0.1% to 62.8% for the year ended December 31, 2017, compared to 62.9% for the prior year.  This decrease was due to the decrease in direct labor and related fringe costs (a 1.1% decrease as a percent of revenue), offset by an increase in subcontractor and other direct costs (a 1.0% increase as a percent of revenue). The decrease in direct labor and fringe costs is the result of a change in our labor allocation. Effective January 1, 2017, in order to be consistent with updated cost accounting requirements under U.S. government cost accounting standards, we changed our labor cost allocation methodology for all contracts which resulted in the classification of certain labor and associated fringe costs as indirect and selling expenses rather than direct costs. In comparing the results of operations for the year ended December 31, 2017 to the prior year, this change in labor allocation methodology resulted in the classification of an estimated $9.5 million of indirect and selling expenses as direct costs in the prior year.

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2017, were $346.4 million compared to $328.0 million for the prior year, an increase of $18.4 million or 5.6%. Indirect and selling expenses increased due to an increase in indirect labor and fringe of $12.0 million, which was due, in part, to the change in labor cost allocation described above, as well as an increase in incentive compensation of $4.4 million, of which $3.0 million was an increase in cash bonuses to take advantage of tax rate differentials, and an increase in other indirect costs of $2.0 million. In response to the Tax Act that was passed in December 2017, we increased the portion of bonuses that will be paid in cash, which resulted in an acceleration of incentive compensation expense for the year as opposed to recording the expense as equity awards vest. The increase in cash bonus expense as a proportion of incentive compensation increased the amount that can be deducted for income tax purposes for 2017 due to the higher corporate tax rate. The increase in other indirect costs was primarily due to $1.7 million of facility consolidations related to reductions in office space utilized at our corporate and U.K offices.  Indirect and selling expenses as a percent of revenue increased to 28.2% for the year ended December 31, 2017, compared to 27.7% for the prior year.

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

Interest expense. For the year ended December 31, 2017, interest expense was $8.6 million, compared to $9.5 million for the prior year a decrease of $0.9 million or 9.7%. The decrease was primarily due to lower average debt balances outstanding for the year compared to the prior year, partially offset by a slight increase in our weighted average interest rate compared to the same period in 2016 and additional amortization of unamortized loan costs related to the Credit Facility modification.

Other (expense) income. For the year ended December 31, 2017, other income was $0.1 million compared to other income of $1.2 million for the prior year.  Other income for the year ended December 31, 2017, which primarily represents foreign currency gains primarily offset by the loss on disposal of fixed assets, compared to other income for the prior year.  The net gain on a corporate owned insurance policy impacted other income during the prior year 2016.

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

NON-GAAP MEASURES

These following tables provide reconciliations of financial measures that are not U.S. GAAP (“non-GAAP) to the most applicable U.S. GAAP measures. While we believe that these non-GAAP financial measures may be useful in evaluating our financial information, they should be considered supplemental in nature and not as a substitute for financial information prepared in accordance with U.S. GAAP. Other companies may define similarly titled non-GAAP measures differently and, accordingly, care should be exercised in understanding how we define these measures.

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

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Year ended December 31,
	2018	2017	2016
Revenue	$1,337,973	$1,229,162	$1,185,097
Subcontractor and other direct costs	(412,216)	(344,913)	(320,332)
Service revenue	$925,757	$884,249	$864,765

EBITDA and Adjusted EBITDA. EBITDA, or earnings before interest and other income and/or expense, tax, and depreciation and amortization, is a measure that we use to evaluate our performance. We believe EBITDA is useful to investors because similar measures are frequently used by securities analysts, investors, and other interested parties in evaluating companies in our industry by providing a view of a company’s operations before the impact of capital budgeting, tax strategy and capital structure decisions. Adjusted EBITDA is EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of the performance of our ongoing operations. We evaluate these adjustments on an individual basis based on both the quantitative and qualitative aspects of each respective item, which include its size and whether or not we expect it to occur as part of our normal business on a regular basis. We believe that the adjustments applied in calculating adjusted EBITDA are reasonable and appropriate to provide additional information related to our operating performance.

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

A reconciliation of net income to EBITDA and adjusted EBITDA follows:

	Year ended December 31,
	2018	2017	2016
Net income	$61,400	$62,876	$46,584
Other expense (income)	735	(121)	(1,184)
Interest expense	8,710	8,553	9,470
Provision for income taxes	21,427	11,110	27,923
Depreciation and amortization	27,206	28,579	29,119
EBITDA	119,478	110,997	111,912
Special charges related to acquisitions (1)	1,361	239	20
Special charges related to severance for staff realignment (2)	1,554	1,583	1,701
Special charges related to facilities consolidations and office closures (3)	115	2,060	258
Special charges due to additional cash bonus expense (4)	—	3,000	—
Special charges related to bad debt reserve (5)	1,240	—	—
Total special charges and adjustments	4,270	6,882	1,979
Adjusted EBITDA	$123,748	$117,879	$113,891
(1)

Special charges related to acquisitions.  These costs are mainly related to closed and anticipated-to-close acquisitions, consisting primarily of consultants and other outside party costs, an increase in the contingent consideration liability and amortization of deferred consideration payments, discounted as part of the acquisition.

(2)

Special charges related to severance for staff realignment: These costs are due to involuntary employee termination benefits for Company officers or groups of employees who have been terminated as part of a consolidation or reorganization.

(3)

Special charges related to facilities consolidations and office closures: These costs are exit costs associated with terminated leases or full office closures. These exit costs include charges incurred under a contractual obligation that existed as of the date of the accrual and for which we will continue to pay until the contractual obligation is satisfied but with no economic benefit to us.

(4)

Special charges due to additional cash bonus expense: In response to the Tax Act, we increased the portion of bonuses that will be paid in cash, which increased the amount that can be deducted for income tax purposes for 2017.

(5)	Special charge related bad debt reserve. This cost is related to the January 2019 bankruptcy filing of a utility client.

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

A reconciliation of diluted EPS to non-GAAP EPS, including income tax effects calculated using an effective U.S. GAAP tax rate of 25.9%, 15.0% (or 37.0% effective tax rate for the period prior to any adjustments for the new tax regulation), and 37.5%, respectively, follows:

	Year ended December 31,
	2018	2017	2016
Diluted EPS	$3.18	$3.27	$2.40
Special charges related to acquisitions	0.07	0.01	—
Special charges related to severance for staff realignment	0.08	0.08	0.09
Special charges related to facilities consolidations and office closures	0.01	0.12	0.02
Special charges due to additional cash bonus expense	—	0.16	—
Special charges related to bad debt reserve	0.06	—	—
Amortization of intangibles	0.52	0.57	0.64
Income tax effects on amortization, special charges, and adjustments	(0.19)	(0.35)	(0.28)
Adjustments for changes in the tax rate under new Tax Act	—	(0.84)	—
Non-GAAP EPS	$3.73	$3.02	$2.87

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Our business generally requires minimal infrastructure investment because we are primarily a service provider for which facilities requirements are provided for under operating leases or on client premises. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flows from operations and borrowings under our Fifth Amended and Restated Business Loan and Security Agreement with a syndicate of eleven commercial banks (the “Credit Facility”).

We anticipate that our long-term liquidity requirements, including any future acquisitions, will be funded through a combination of cash flows from operations, borrowings under our Credit Facility, additional secured or unsecured debt, or the issuance of common stock, each of which may be initially funded through borrowings under our Credit Facility.

We believe that the combination of internally generated funds, available bank borrowings under our Credit Facility, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures, and other current working capital requirements. We are continuously analyzing our capital structure to ensure we have sufficient capital to fund internal growth, repurchase of common stock and fund future acquisitions. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources both from debt and equity sources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if we need additional borrowings or capital.

Financial Condition. There were several changes in our balance sheet during the year ended December 31, 2018. Cash and cash equivalents decreased slightly to $11.7 million on December 31, 2018, from $11.8 million on December 31, 2017. Restricted cash (current and non-current) decreased $11.2 million to $1.3 million at December 31, 2018. The decrease in restricted cash is due to funds that were held in escrow at the end of 2017 related to our acquisition of TFC, which was subsequently completed in January 2018 and is discussed in “Acquisitions and Business Combinations” section above.

Contract receivables are the principal component of our working capital and generally increase due to revenue growth and may be favorably or unfavorably impacted by our collections efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients.

Contract assets and contract liabilities represent contract costs in excess of billings, and billings in excess of costs, respectively, both of which arise from timing of billings on our contracts with customers. At December 31, 2018, contract assets and contract liabilities were $126.7 million and $33.5 million, respectively, compared to $123.2 million and $38.6 million, respectively, at December 31, 2017. Total accounts receivable consists of billed receivables net of allowance for doubtful accounts. We evaluate our collections efforts using the days sales outstanding ratio, or DSO, which we calculate by dividing total accounts receivable, net of deferred revenues, by revenue per day. DSO for the year ended December 31, 2018 was 77 days compared to 71 days during the prior year with the increase occurring largely due to disaster recovery work that began in 2018.

Property and equipment, net of depreciation and amortization, increased due to capital expenditures primarily related to increases in capitalized software as we invest in our infrastructure as well as in other asset accounts related to recent acquisitions.

Goodwill and intangible assets increased due to recent acquisitions. As a result of the three acquisitions that occurred in 2018, we recognized the fair value of the assets and liabilities assumed and allocated $32.1 million to goodwill, $10.6 million to intangible assets and $1.2 million to estimated fair value of contingent consideration to be paid to the former owners on the achievement of certain objectives. The intangible assets primarily consist of customer relationships and are amortized on an accelerated basis based on forecasted customer cash payments. We determined the fair value of the contingent consideration as of the acquisition date using a valuation model which included the most likely outcome and the application of an appropriate discount rate.  At December 31, 2018, the fair value of the contingent consideration was remeasured and a charge of $0.5 million was incurred due to the increase in the contingent liability.

Accounts payable, accrued salaries and benefits, accrued subcontractors and other direct costs, and accrued expenses and other current liabilities increased to $102.6 million, $44.1 million, $58.8 million and $39.1 million, respectively, on December 31, 2018 from $75.1 million, $45.6 million, $47.5 million, and $17.6 million on December 31, 2017, respectively. The increases in the liabilities are due primarily to timing of payments in the fourth quarter of 2018, the increased activity in the fourth quarter and, to a lesser extent, the impact of the acquired companies.

Long-term debt decreased to $200.4 million on December 31, 2018, from $206.3 million on December 31, 2017, due to net payments on our Credit Facility of $5.8 million. The weighted average debt balance on the credit facility for the years ended December 31, 2018 and 2017 was $237.0 million and $259.4 million. The weighted average interest rate on the Credit Facility for the years ended December 31, 2018 and 2017 was 3.29% and 2.65%.

On August 8, 2018, we entered into two floating-to-fixed interest rate hedging agreements for an aggregate notional amount of $75.0 million to hedge a portion of our Credit Facility. We entered into the hedge to help manage the risk related to interest rate volatility and designated the swap as a cash flow hedge. The cash flows from the hedge began on August 31, 2018 and the swap matures August 31, 2023. The hedging agreements add to the agreement that we had entered into in 2017.  At December 31, 2018, the aggregate notional amount hedged totaled $100.0 million, excluding the hedge sold on December 1, 2016.

Treasury stock increased to $139.7 million on December 31, 2018 from $121.5 million on December 31, 2017 primarily due to share buybacks under our share repurchase plan and from vesting of stock-based awards of $18.3 million.

The increase in accumulated other comprehensive loss of $7.5 million was driven by $6.7 million due to the change in the value of certain foreign currencies relative to the U.S. dollar (primarily the British Pound, Euro and Canadian dollar) and by the change in the fair value of the interest rate hedging agreement as described above, and $0.8 million due to the adoption of new accounting principle in 2019 (see Note 2—Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”)

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

	Year ended December 31,
(in thousands)	2018	2017	2016
Net cash provided by operating activities	$74,670	$117,191	$80,057
Net cash used in investing activities	(56,387)	(14,604)	(13,891)
Net cash used in financing activities	(28,771)	(87,300)	(66,974)
Effect of exchange rate changes on cash	(792)	1,094	(416)
Increase (decrease) in cash, cash equivalents and restricted cash	$(11,280)	$16,381	$(1,224)

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered.

Comparing the net cash provided by operating activities for December 31, 2018 and 2017, cash flows from operating activities for 2018 were positively impacted by net income, the adjustments to reconcile net income to net cash provided by operating activities for non-cash expenses, such as depreciation, equity compensation and deferred income taxes, the change in accrued expenses and accounts payable, and the use of tax deposits to satisfy tax liabilities. The cash flows from operations were negatively impacted by the change in contract receivables and net contract assets and liabilities. The increase in 2018 for the adjustment for the non-cash deferred taxes was the result of the 2017 impact of the Tax Act, the revaluation of the deferred taxes in 2017 related to the change in tax rates and to our continued use of equity compensation. The positive impact upon cash flows from operations due to changes in the accrued expenses and accounts payable is due to the timing of payment of current liabilities and the commencement of new, large contracts in the latter part of the year increasing the volume and activity. The negative impact upon cash flow from operations due to the change in contract receivables and net contract assets and liabilities was also due to the commencement of large disaster recovery contracts in the latter part of the year. We evaluate our collections efforts using the day’s sales outstanding ratio, or DSO, which we calculate by dividing total accounts receivable, net of deferred revenues, by revenue per day. DSO for the year ended December 31, 2018 were 77 days compared to 71 days during the prior year.

Comparing the net cash provided by operating activities for December 31, 2017 and 2016, cash flows from operating activities for 2017 were positively impacted by net income, the change in contract receivables and net contract assets and liabilities, and the changes in accrued expenses, and accounts payable. The cash flows from operations was negatively impacted by the adjustments to reconcile net income to net cash flow provided by operations and the adjustment for deferred taxes. The change in contract receivables and net contract assets and liabilities was due to the significantly improved DSO metric on a year over year basis. DSO for the year ended December 31, 2017 improved to 71 days compared to 78 days during the prior year. The negative impact upon the adjustment for deferred taxes is a result of a non-cash adjustment of the deferred tax liabilities due to the decrease in the effective tax rate from the Tax Act.

Our cash flows used in investing activities consists primarily of capital expenditures and acquisitions. During the year ended 2018, we purchased capital assets totaling $21.8 million and had payments for business acquisitions of $34.6 million, net of cash received. During the year ended 2017, we purchased capital assets totaling $14.5 million. During the year ended 2016, we purchased capital assets totaling $13.8 million.

Our cash flows used in and provided by financing activities consists primarily of debt and equity transactions. For the year ended 2018, cash flows used in financing activities were primarily due to net payments on our Credit Facility of $5.8 million, dividends paid of $7.9 million, and share repurchases under our share repurchase plan of $13.9 million. For the year ended 2017, cash flows used in financing activities were primarily due to net payments on our Credit Facility of $53.1 million, and share repurchases under our share repurchase plan of $30.7 million. For the year ended 2016, cash flows used in financing activities were primarily due to net payments on our Credit Facility of $52.1 million, and share repurchases under our share repurchase plan of $11.9 million.

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

In addition, we also had eleven outstanding letters of credit provided for under our Credit Facility with a total value of $3.3 million, primarily related to deposits to support our facility leases.

The following table summarizes our contractual obligations as of December 31, 2018 that require us to make future cash payments. Our summary of contractual obligations includes payments that we have an unconditional obligation to make.

		Payments due by Period
		Less than	1 to 3	3 to 5	More than
(in thousands)	Total	1 year	years	years	5 years
Long-term debt obligation (1)	$230,194	$8,826	$17,652	$203,716	$—
Rent of facilities	187,242	38,003	70,621	49,702	28,916
Operating lease obligations	2,186	1,029	899	258	—
Capital expenditure obligations	13,061	5,263	6,108	1,690	—
Other obligations related to acquisitions	7,169	2,832	4,337	—	—
Total	$439,852	$55,953	$99,617	$255,366	$28,916
(1)

Represents the obligation for principal and variable interest payments related to the Credit Facility assuming the principal amount outstanding and interest rates at December 31, 2018 remain fixed through maturity. These assumptions are subject to change in future periods.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under the Credit Facility and foreign exchange rate risk.

We monitor interest rate fluctuations and outlook as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects of higher interest rates on our results of operations. As part of this strategy, we may use interest rate swap arrangements to hedge all or a portion of our interest rate risk by securing hedges that effectively convert our variable rate debt to fixed rate debt. We do not use such instruments for speculative or trading purposes. Our exposure to market risk includes changes in interest rates for borrowings under the Credit Facility. These borrowings accrue interest at variable rates. Based on our borrowings under this facility and amount of hedging in 2018, a 1% increase in interest rates would have increased interest expense by approximately $2.4 million, pre-tax, and would have decreased our annual net income and operating cash flows by a comparable amount.

As a result of conducting business in currencies other than the U.S. dollar, we are subject to market risk with respect to adverse fluctuations in currency exchange rates. In general, our currency risk is mitigated largely by matching costs with revenues in a given currency. However, our exposure to fluctuations in other currencies against the U.S. dollar increases as a greater portion of our revenue is generated in currencies other than the U.S. dollar. We currently have hedges in place to mitigate our foreign exchange risk related to our operations in Europe; however, given the amount of business conducted in Europe, there is some risk that revenue and profits will be affected by foreign currency exchange fluctuations. We use a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue. During the year ended December 31, 2018, 14.8% of our revenue was generated from our international operations based on the location to which a contract was awarded. As a result, a 10% increase or decrease in the value of the U.S. dollar against all currencies would have an estimated impact on revenue of approximately 1.5%, or $19.8 million. Actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure. As of December 31, 2018, we held approximately $11.9 million in cash in foreign bank accounts to be utilized on behalf of our foreign subsidiaries, thereby partially mitigating foreign currency conversion risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of ICF International, Inc. and subsidiaries are provided in Part IV in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2018 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2018. The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears on page F-2 of this Form 10-K.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting, and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP; (iii) that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Changes in Internal Control Over Financial Reporting. There were no material changes in our internal control over financial reporting during 2018, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Inherent Limitations Over Internal Controls. A control system, no matter how well designed and operated, can provide only reasonable (not absolute) assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of internal controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Because of the inherent limitations in any control system, misstatements due to error or fraud may occur and may not be detected. Also, any evaluations of the effectiveness of controls in future periods are subject to the risk that those internal controls may become inadequate because of changes in business conditions, or that the degree of compliance with the policies or procedures may deteriorate.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders (the “2019 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2019 Proxy Statement and is incorporated herein by reference.

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

10.1	2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 (File No. 333-134018), filed May 11, 2006). +

10.2

ICF International, Inc. Nonqualified Deferred Compensation Plan, as amended and restated as of January 1, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K, filed March 1, 2013). +

10.3

ICF International, Inc. 2018 Omnibus Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 2018 Annual Meeting of Stockholders, filed April 20, 2018). +

10.4	Form of Restricted Stock Unit Award under the 2018 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed June 1, 2018). +

10.5	Form of Non-Employee Restricted Stock Unit Award under the 2018 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 27, 2018). +

10.6	Form of CEO Performance Share Award Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed June 1, 2018). +

10.7	Form of COO Performance Share Award Agreement (Incorporated by reference to Exhibit 10.5 to the Company’s Form 8-K, filed June 1, 2018). +

10.8	Form of General Performance Share Award Agreement under the 2018 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed June 1, 2018). +

10.9	Form of Cash-Settled Restricted Stock Unit Award under the 2018 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 1, 2018). +

Exhibit Number	Exhibit

10.10	Restated Employment Agreement by and between the Company and Sudhakar Kesavan, dated December 29, 2008 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed December 30, 2008). +

10.11

Restated Severance Protection Agreement by and between the Company and Sudhakar Kesavan, dated December 29, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed December 30, 2008). +

10.12

Restated Severance Protection Agreement by and between the Company and John Wasson, dated December 12, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed December 18, 2008). +

10.13	Amended Severance Letter Agreement by and between the Company and John Wasson, dated December 12, 2008 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed December 18, 2008). +

10.14	Employment Terms by and between the Company and James C. Morgan, dated June 8, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 6, 2012). +

10.15

Severance Benefit/Protection Agreement by and between the Company and James C. Morgan, dated June 8, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed August 6, 2012). +

10.16	Severance Letter Agreement by and between the Company and Ellen Glover, dated February 21, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed May 4, 2012). +

10.17	Severance Letter Agreement by and between the Company and Sergio J. Ostria, dated March 6, 2012 (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K, filed on March 8, 2016). +

10.18	Fifth Amended and Restated Business Loan and Security Agreement, dated May 17, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 18, 2017).

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

*	Submitted electronically herewith.
+	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 27, 2019	ICF INTERNATIONAL, INC.
	By:	/s/ SUDHAKAR KESAVAN
Sudhakar Kesavan
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ SUDHAKAR KESAVAN	Chairman, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2019
Sudhakar Kesavan

/s/ JAMES MORGAN	Chief Financial Officer (Principal Financial Officer)	February 27, 2019
James Morgan

/s/ RICHARD TAYLOR	Controller (Principal Accounting Officer)	February 27, 2019
Richard Taylor

/s/ EILEEN O’SHEA AUEN	Director	February 27, 2019
Eileen O’Shea Auen

/s/ Dr. SRIKANT M. DATAR	Director	February 27, 2019
Dr. Srikant M. Datar

/s/ CHERYL GRISÉ	Director	February 27, 2019
Cheryl Grisé

/s/ PETER SCHULTE	Director	February 27, 2019
Peter Schulte

/s/ MICHAEL VAN HANDEL	Director	February 27, 2019
Michael Van Handel

/s/ RANDALL MEHL	Director	February 27, 2019
Randall Mehl

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2019 expressed an unqualified opinion.

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

February 27, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2018, and our report dated February 27, 2019 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia

February 27, 2019

ICF International, Inc. and Subsidiaries

Consolidated Balance Sheets

(in thousands, except share and per share amounts)

	December 31, 2018	December 31, 2017
Assets
Current Assets:
Cash and cash equivalents	$11,694	$11,809
Restricted cash - current	—	11,191
Contract receivables, net	230,966	168,318
Contract assets	126,688	123,197
Prepaid expenses and other	16,253	11,327
Income tax receivable	6,505	5,596
Total Current Assets	392,106	331,438
Total Property and Equipment, net	48,105	38,052
Other Assets:
Restricted cash - non-current	1,292	1,266
Goodwill	715,644	686,108
Other intangible assets, net	35,494	35,304
Other assets	21,221	18,087
Total Assets	$1,213,862	$1,110,255

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$102,599	$75,074
Contract liabilities	33,494	38,571
Accrued salaries and benefits	44,103	45,645
Accrued subcontractors and other direct costs	58,791	47,508
Accrued expenses and other current liabilities	39,072	17,572
Total Current Liabilities	278,059	224,370
Long-term Liabilities:
Long-term debt	200,424	206,250
Deferred rent	13,938	15,119
Deferred income taxes	40,165	33,351
Other	20,859	15,135
Total Liabilities	553,445	494,225

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 22,445,576 and 22,019,315 shares issued; and 18,817,495 and 18,661,801 shares outstanding as of December 31, 2018 and December 31, 2017, respectively	22	22
Additional paid-in capital	326,208	307,821
Retained earnings	486,442	434,766
Treasury stock	(139,704)	(121,540)
Accumulated other comprehensive loss	(12,551)	(5,039)
Total Stockholders’ Equity	660,417	616,030
Total Liabilities and Stockholders’ Equity	$1,213,862	$1,110,255

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

(in thousands, except per share amounts)

	Years ended December 31,
	2018	2017	2016
Revenue	$1,337,973	$1,229,162	$1,185,097
Direct costs	857,508	771,725	745,137
Operating costs and expenses
Indirect and selling expenses	360,987	346,440	328,048
Depreciation and amortization	17,163	17,691	16,638
Amortization of intangible assets	10,043	10,888	12,481
Total operating costs and expenses	388,193	375,019	357,167
Operating income	92,272	82,418	82,793
Interest expense	(8,710)	(8,553)	(9,470)
Other (expense) income	(735)	121	1,184
Income before income taxes	82,827	73,986	74,507
Provision for income taxes	21,427	11,110	27,923
Net income	$61,400	$62,876	$46,584

Earnings per share:
Basic	$3.27	$3.35	$2.45
Diluted	$3.18	$3.27	$2.40

Weighted-average common shares outstanding:
Basic	18,797	18,766	18,989
Diluted	19,335	19,244	19,416

Cash dividends declared per common share	0.56	—	—

Other comprehensive (loss) income, net of tax	(6,683)	4,601	(2,149)
Comprehensive income, net of tax	$54,717	$67,477	$44,435

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(in thousands)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2016	19,032	$21	$280,113	$325,306	2,282	$(74,673)	$(7,491)	$523,276
Net income	—	—	—	46,584	—	—	—	46,584
Other comprehensive loss	—	—	—	—	—	—	(2,149)	(2,149)
Equity compensation	—	—	8,734	—	—	348	—	9,082
Exercise of stock options	128	1	3,033	—	—	—	—	3,034
Issuance of shares pursuant to vesting of restricted stock units	221	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(360)	—	547	—	360	(14,370)	—	(13,823)
Balance at December 31, 2016	19,021	22	292,427	371,890	2,642	(88,695)	(9,640)	566,004
Net income	—	—	—	62,876	—	—	—	62,876
Other comprehensive income	—	—	—	—	—	—	4,601	4,601
Equity compensation	—	—	9,985	—	—	306	—	10,291
Exercise of stock options	176	—	4,722	—	—	—	—	4,722
Issuance of shares pursuant to vesting of restricted stock units	180	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(715)	—	687	—	715	(33,151)	—	(32,464)
Balance at December 31, 2017	18,662	22	307,821	434,766	3,357	(121,540)	(5,039)	616,030
Net income	—	—	—	61,400	—	—	—	61,400
Other comprehensive loss	—	—	—	—	—	—	(6,683)	(6,683)
Equity compensation	—	—	11,328	—	—	178	—	11,506
Exercise of stock options	209	—	5,842	—	—	—	—	5,842
Issuance of shares pursuant to vesting of restricted stock units	226	—	—	—	(8)	—	—	—
Net payments for stock issuances and buybacks	(280)	—	1,217	—	280	(18,342)	—	(17,125)
Reclassification of stranded tax effects due to adoption of accounting principle	—	—	—	829	—	—	(829)	—
Dividends declared	—	—	—	(10,553)	—	—	—	(10,553)
Balance at December 31, 2018	18,817	$22	$326,208	$486,442	3,629	$(139,704)	$(12,551)	$660,417

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities
Net income	$61,400	$62,876	$46,584
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	2,480	1,480	1,089
Deferred income taxes	5,100	(7,390)	6,535
Non-cash equity compensation	11,506	10,291	9,082
Depreciation and amortization	27,206	28,579	29,119
Deferred rent	523	(177)	(43)
Proceeds from hedge sale	—	—	3,600
Facilities consolidation reserve	(260)	1,479	—
Remeasurement of contingent acquisition liability	505	—	—
Amortization of debt issuance costs	510	673	532
Other adjustments, net	449	275	(1,169)
Changes in operating assets and liabilities, net of the effect of acquisitions:
Net contract assets and liabilities	(14,148)	405	(20,025)
Contract receivables	(60,096)	702	(9,702)
Prepaid expenses and other assets	(6,650)	(1,844)	(2,792)
Accounts payable	28,309	3,631	8,941
Accrued salaries and benefits	(2,159)	5,597	1,140
Accrued subcontractors and other direct costs	10,762	15,507	4,522
Accrued expenses and other current liabilities	11,120	(2,250)	5,730
Income tax receivable and payable	(2,063)	(5,697)	(2,447)
Other liabilities	176	3,054	(639)
Net Cash Provided by Operating Activities	74,670	117,191	80,057

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(21,812)	(14,513)	(13,791)
Payments for business acquisitions, net of cash received	(34,575)	(91)	(100)
Net Cash Used in Investing Activities	(56,387)	(14,604)	(13,891)

Cash Flows from Financing Activities
Advances from working capital facilities	573,991	590,225	478,584
Payments on working capital facilities	(579,817)	(643,363)	(530,728)
Payments on capital expenditure obligations	(3,726)	(4,808)	(4,041)
Debt issue costs	(21)	(1,612)	—
Proceeds from exercise of options	5,842	4,722	3,034
Dividends paid	(7,915)	—	—
Net payments for stockholder issuances and buybacks	(17,125)	(32,464)	(13,823)
Net Cash Used in Financing Activities	(28,771)	(87,300)	(66,974)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(792)	1,094	(416)

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(11,280)	16,381	(1,224)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	24,266	7,885	9,109
Cash, Cash Equivalents, and Restricted Cash, End of Period	$12,986	$24,266	$7,885

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$9,893	$7,922	$8,937
Income taxes	$14,870	$21,659	$21,094
Non-cash investing and financing transactions:
Deferred and contingent consideration arising from businesses acquired	$8,391	$—	$—
Capital expenditure obligations	$6,121	$—	$—

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in tables in thousands, except share and per share data)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation and Nature of Operations

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (“ICFI”) and its principal subsidiary, ICF Consulting Group, Inc. (“Consulting,” and together with ICFI, “the Company”), and have been prepared in accordance with United States (“U.S.) generally accepted accounting principles (“U.S. GAAP”). Consulting is a wholly owned subsidiary of ICFI. ICFI is a holding company with no operations or assets other than its investment in the common stock of Consulting. All other subsidiaries of the Company are wholly owned by Consulting. All significant intercompany transactions and balances have been eliminated.

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

The Company’s major clients are U.S. federal government departments and agencies, most significantly the Department of Health and Human Services, Department of State and Department of Defense. The Company also serves U.S. state (including territories) and local government departments and agencies, international governments, and commercial clients worldwide. Commercial clients include airlines, airports, electric and gas utilities, oil companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state (including territories) and local governments, unless otherwise indicated.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 65 offices in the U.S. and U.S. territories and more than 15 offices in key markets outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

Reclassifications

Certain amounts in the 2017 and 2016 consolidated financial statements have been reclassified to conform to the current year presentation.

As a result of the adoption of Accounting Standard Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606), the Company presented balances, titled contract assets and contract liabilities, within the consolidated balance sheet as well as the net impact of changes in these balances within the consolidated statement of cash flows.  The Company reclassified comparable balances within the December 31, 2017 consolidated balance sheet as well as the impact of changes in these balances within the 2017 and 2016 consolidated statement of cash flows in order to enhance comparability. Any other reclassifications were immaterial to the financial statements taken as a whole.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and contingent liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting periods. Actual results could differ from those estimates.

Revenue Recognition

The Company primarily provides services and technology-based solutions for clients that operate in a variety of markets and the solutions may span the entire program life cycle, from initial research and analysis to the design and implementation of solutions. The Company enters into agreements with clients that create enforceable rights and obligations and for which it is probable that the Company will collect the consideration to which it will be entitled as services and solutions are transferred to the client. Except in certain narrowly defined situations, the Company’s agreements with its clients are written and revenue is generally not recognized on oral or implied arrangements. The Company recognizes revenue based on the consideration specified in the applicable agreement and excludes from revenue amounts collected on behalf of third parties. Accordingly, sales and similar taxes which are collected on behalf of third parties are excluded from the transaction price.

The Company evaluates whether two or more agreements should be accounted for as one single contract and whether combined or single agreements should be accounted for as more than one performance obligation. For most contracts, the client requires the Company to perform a number of tasks in providing an integrated output for which the client has contracted, and, hence, contracts of this type are tracked as having only one performance obligation since a substantial part of the Company’s promise is to ensure the individual tasks are incorporated into a combined output in accordance with contract requirements. When contracts are separated into multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. The Company generally provides customized solutions in which the pricing is based on specific negotiations with each client, and, in these cases, the Company uses a cost-plus margin approach to estimate the standalone selling price of each performance obligation. It is common for the Company’s long-term contracts to contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts are generally awarded at the completion of a contractually-stipulated performance assessment period based on the achievement of performance metrics, program milestones or cost targets, and the amount awarded may be subject to client discretion. The Company estimates variable consideration as the most likely amount to which the Company expects to be entitled.

The Company evaluates contractual arrangements to determine whether revenue should be recognized on a gross versus net basis. The Company’s assessment is based on the nature of the promise to the client. In most cases, the Company itself agrees to provide specified services to the client as a principal and revenue is recognized on a gross basis. In rare cases, the Company acts as an agent and merely arranges for another party to provide services to the client and revenue is recognized on a net basis in reflection of the fact that the Company does not control the goods or services provided to the client by the other party.

Long-term contracts typically contain billing terms that provide for invoicing once a month and payment on a net 30-day basis. Exceptions to monthly billing terms are to ensure that the Company performs satisfactorily rather than representing a significant financing component. For cost-based contracts, for example, the Company’s performance is evaluated during a contractually stipulated performance period and, while contract costs may be billed on a monthly basis, the Company is generally permitted to bill for incentive or award fees only after the completion of the performance assessment period, which may occur quarterly, semi-annually or annually, and after the client completes the performance assessment. Similarly, fixed-price contracts, in order to ensure that the Company meets contract requirements, may provide for milestone billings based on the attainment of specific project objectives rather than for billing on a monthly basis. Moreover, contracts may require retentions or hold backs that are paid at the end of the contract to ensure that the Company performs in accordance with requirements. The Company does not assess whether a contract contains a significant financing component if the Company expects, at contract inception, that the period between payment by the client and the transfer of promised services to the client will be one year or less.

As a service provider, the Company generally recognizes revenue over time as control is transferred to a client, based on the extent of progress towards satisfaction of the performance obligation. The selection of the method used to measure progress requires judgment and is dependent, among other factors, on the contract type selected by the client during contract negotiation and the nature of the services and solutions to be provided.

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

For performance obligations requiring the delivery of a service for a fixed price, the Company uses the ratio of actual costs incurred to total estimated costs, provided that costs incurred (an input method) represents a reasonable measure of progress towards the satisfaction of a performance obligation, in order to estimate the portion of total revenue earned. This method provides a faithful depiction of the transfer of value to the client when the Company is satisfying a performance obligation that entails integration of tasks for a combined output which requires the Company to coordinate the work of employees, subcontractors and delivery of other contract costs. Contract costs that are not reflective of the Company’s progress to satisfying a performance obligation are not included in the calculation of the measure of progress. When this method is used, changes in estimated costs to complete these obligations result in adjustments to revenue on a cumulative catch-up basis, which causes the effect of revised estimates for prior periods to be recognized in the current period. Changes in these estimates can routinely occur over contract performance for a variety of reasons, which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in estimated incentive or award fees; or performing better or worse than previously estimated.

In some fixed price service contracts, the Company performs services of a recurring nature, such as maintenance and other services of a “stand ready” nature. For these contracts, the Company has the right to consideration in an amount that corresponds directly with the value that the client has received. Therefore, the Company records revenue on a time elapsed basis to reflect the transfer of control to the client throughout the contract.

Contracts are often modified to reflect changes in contract specifications and requirements, and these changes may create new enforceable rights and obligations. Most modifications are for services that are not distinct from the existing agreement due to the significant integration service that the Company provides. Therefore, most modifications are accounted for as part of an existing performance obligation. The effect of these modifications on transaction price, and the Company’s measure of progress in fulfilling the performance obligation to which they relate, may be recognized as an adjustment to revenue on a cumulative catch-up basis. Revenue from modifications that create new, distinct performance obligations is recognized based on the Company’s progress in fulfilling the requirements of the new obligation.

For contracts in which the estimated cost to perform exceeds the consideration to be received, the Company accrues for the entire estimated loss during the period in which the loss is determined by recording additional direct costs.

For performance obligations that are satisfied over time, the Company recognizes the cost to fulfill contracts as incurred, unless the costs are within the scope of another topic in which case the guidance of that topic is applied. The Company evaluates incremental costs of obtaining a contract and, if they are recoverable from the client and relate to a specific future contract, they are deferred and recognized over contract performance or the estimated life of the customer relationship if renewals are expected. The Company expenses these costs when incurred if the amortization period is one year or less.

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

Revenue recognition entails the use of significant judgment, including, but not limited to, the following: evaluating agreements in terms of the number and nature of performance obligations; determining the appropriate method for measuring progress to satisfaction of obligations; determining if the Company is acting as a principal or an agent, and preparing estimates in terms of the amount of progress that the Company has made. Most of the Company’s revenue is recognized over time. For many fixed-price contracts, in particular, the Company estimates the proportion of total revenue earned using the ratio of contract costs incurred to total estimated contract costs, which requires the Company to prepare and, as necessary, revise estimates, as work progresses, of the total contract costs required to satisfy each respective performance obligation. Moreover, some of the Company’s contracts include variable consideration, which requires the Company to estimate and, as necessary, revise the most likely amounts that will be earned over the respective performance assessment periods. For these obligations, changes in estimates result in cumulative catch-up adjustments and may have a significant impact on earnings during a given period.

The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract-related assets and liabilities are classified as current assets and current liabilities. Significant balance sheet accounts related to the revenue recognition cycle are as follows:

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

Allowance for Doubtful Accounts

The Company considers a number of factors in its estimate of allowance for doubtful accounts, including the client’s financial condition, historical collection experience, and other factors that may bear on collectability of the receivables. The Company writes off specific contract receivables when such amounts are determined to be uncollectible.

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

Impairment

The Company performs its annual goodwill impairment test as of October 1 of each year. The Company assesses goodwill at the reporting level. As its business is highly integrated and all of its components have similar economic characteristics, the Company concluded it has one reporting unit at the consolidated entity level.  the goodwill impairment test as of October 1, 2018, the Company opted to perform a qualitative assessment of whether it is more likely than not that its reporting unit's fair value is less than its carrying amount. If, after completing its qualitative assessment, the Company determines that it is more likely than not that the estimated fair value of the reporting unit exceeded its carrying amount, it may conclude that no impairment exists. If the Company concludes otherwise, a goodwill impairment test must be performed, which includes a comparison of the reporting unit’s fair value to the carrying amount and recognizing, as an impairment loss, the difference of the reporting unit’s fair value and the carrying amount of goodwill.

The Company’s qualitative analysis as of October 1, 2018 included macroeconomic, industry and market specific considerations, financial performance indicators and measurements, and other factors. Based on this qualitative assessment, the Company determined that it is more likely than not that the fair value of its reporting unit exceeded its carrying amount, and thus the impairment test was not required to be performed. Therefore, based on management’s review, a goodwill impairment loss was not required for 2018. Historically, the Company has not recorded any goodwill impairment losses.

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

Capitalized Software

The Company capitalizes certain costs to develop enhancements and upgrades to internal-use software that are incurred subsequent to the preliminary project stage. Amortization expense is recorded on a straight-line basis over the expected economic life of the software, typically lasting three to five years.  During the years ended December 31, 2018, 2017 and 2016, the costs capitalized for the development of internal-use software were not material to the Company’s consolidated financial statements.

Deferred Rent

The Company recognizes rent expense on a straight-line basis over the non-cancellable term of each lease, including renewal option periods when renewal is reasonably assured or executed. Lease incentives or abatements received at or near the inception of leases are accrued and amortized ratably over the life of the lease.

Stock-based Compensation

The Company recognizes stock-based compensation expense related to share-based payments to employees, including grants of employee stock options, restricted stock awards, restricted stock units (“RSUs”), and cash-settled restricted stock units (“CSRSUs”) on a straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes expense for performance-based share awards (“PSAs”), which have both performance requirements and vesting conditions, on a straight-line basis over the three-year performance period. Non-employee director awards, which do not include vesting conditions, are for board-related services and therefore expensed when earned.

Stock-based compensation expense is based on the estimated fair value of the instruments on award and the estimated number of shares the Company ultimately expects will vest.  The Company estimates the rate of future forfeitures based on factors which include the historical forfeiture experience for each applicable employee class under the assumption that the rate of future forfeitures will be similar to that experienced in the past. In addition, the estimation of PSAs that will ultimately vest requires judgment based on the performance and market conditions that will be achieved over the performance period. Changes to these estimates are recorded as a cumulative adjustment in the period estimates are revised.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) represents foreign currency translation adjustments arising from the use of differing exchange rates from period to period, the gain on the sale of an interest rate hedge agreement designated as a cash flow hedge, and the changes in fair value of interest rate agreements designated as cash flow hedges, net of taxes. The financial positions and results of operations of the Company’s foreign subsidiaries are based on the local currency as the functional currency and are translated to U.S. dollars for financial reporting purposes. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments are reported in accumulated other comprehensive loss included in stockholders’ equity in the Company’s consolidated balance sheets.

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

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company evaluates its ability to benefit from all deferred tax assets and establishes valuation allowances for amounts it believes will more likely than not be unrealizable. For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that meet the more-likely-

than-not recognition threshold are measured in order to determine the tax benefit recognized in the financial statements. Penalties, if probable and reasonably estimable, and interest expense related to uncertain tax positions are not recognized as a component of income tax expense but recorded separately in indirect expenses and interest expense, respectively.

Treasury Shares

Treasury shares are accounted for under the cost method.

Segment, Customer and Geographic Information

The Company operates in one segment based on the consolidated information used by its chief operating decision maker in evaluating the financial performance of its business and allocating resources. This single segment represents the Company’s core business which is providing professional services for government and commercial clients. Although, the Company disaggregates its revenue by client market areas and type, the Company does not manage its business or allocate resources based on client market or type.

Approximately $543.9 million, $550.3 million, and $563.0 million of the Company’s revenue for the years 2018, 2017, and 2016, respectively, was derived under prime contracts and subcontracts with agencies and departments of the federal government representing 41%, 45%, and 48% of total revenue, respectively. No other customer accounted for 10% or more of the Company’s revenue during the years ended 2018, 2017, and 2016, respectively.

The Company’s international operations provide services to both commercial and international government clients. Revenue is attributed to a particular geographic area based on the administrative location of the client that awarded the contract. The Company’s revenue generated from international clients as a percentage of total revenue was approximately 15%, 9%, and 10% for the years 2018, 2017, and 2016, respectively.

At December 31, 2018 and 2017, long-lived assets held internationally were 12.2% and 7.9% of total long-lived assets, respectively.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and contract receivables. The majority of the Company’s cash transactions are processed through one U.S. commercial bank. Cash held domestically in excess of daily requirements is used to reduce any amounts outstanding under the Company’s Credit Facility. As of December 31, 2018 and 2017, the Company held approximately $11.9 million and $10.4 million, respectively, of cash in foreign bank accounts (not including outstanding deposits and checks). To date, the Company has not incurred losses related to cash and cash equivalents.

The Company’s receivables consist principally of amounts due from agencies and departments of the federal government, state and local governments, and international governments, as well as from commercial organizations. The credit risk, with respect to federal and other government clients, is limited due to the credit-worthiness of the respective governmental entity. Amounts due for work performed as a subcontractor to a commercial organization also represent limited credit risk when the commercial client is performing as the prime contractor on a government contract due to the ultimate credit-worthiness of the end client. Receivables from commercial clients generally pose a greater credit risk, and, as a result, are subject to ongoing monitoring. The Company extends credit in the normal course of operations and does not require collateral from its clients.

The Company has historically been, and continues to be, heavily dependent on contracts with the federal government which are subject to audit by agencies and departments of the federal government. Such audits determine, among other things, whether an adjustment to invoices previously rendered are required under regulations as well as the underlying terms of each respective contract. Management does not expect significant adjustments as a result of government audits that will adversely affect the Company’s financial position and results of operations.

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

Revenue Recognition

The Company implemented ASU 2014-09, Revenue from Contracts with Customers (Topic 606), on January 1, 2018 using the modified retrospective method. This method requires that the Company apply the requirements of the new standard in the year of adoption to new contracts and those that were not completed as of the adoption date. Management evaluated those contracts not completed as of the adoption date and concluded that the required cumulative adjustment to those contracts did not have a material impact on the Company. Contract assets and contract liabilities were formerly reported as unbilled accounts receivable and deferred revenue, respectively. The titles have been changed in the table below to be consistent with accounts currently used under the new standard.

	December 31, 2017
	As Reported	As Adopted
Contract receivables, net	$291,515	$168,318
Contract assets	—	123,197
Deferred revenue	38,571	—
Contract liabilities	—	38,571
Retained earnings	434,766	434,766

Unfulfilled performance obligations for contracts in process as of the adoption date were $1.1 billion.

Under the modified retrospective method, the Company is required to maintain dual reporting during the year of adoption in order to present revenue under both the previous and new accounting for contracts initiated on or after the date of adoption and for those contracts having remaining obligations as of the adoption date. Revenue timing differences between the two methods resulted primarily from contracts with performance incentives. Under the new accounting, the Company has included in revenue the most likely amount of priced incentives earned as contract work was performed rather than, as under the old accounting, waiting to recognize revenue from incentives until specific quantitative goals were achieved, generally at the end of the performance assessment period. This timing difference did not result in a material change to the Company’s annual revenue since most incentives have one-year performance assessment periods which are aligned with the Company’s fiscal year. Revenue calculated under the old and new methods is as follows:

	Year ended December 31, 2018
	Previous Accounting	New Accounting
Revenue	$1,337,973	$1,337,973

Contract assets	126,688	126,688
Contract liabilities	33,494	33,494

Recent Accounting Pronouncements Not Yet Adopted

Leases

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This standard revises the accounting for leases and requires lessees to recognize, for all leases with terms of greater than one year, a right-of-use asset and lease liability which depicts the rights and obligations arising from a lease. The standard also requires qualitative and quantitative disclosures designed to provide information regarding the nature, amount and timing of lease expense. The new guidance is not expected to significantly change the recognition and measurement of lease expense.  It is effective for the first interim and annual periods beginning after December 15, 2018, with early adoption permitted. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842), Targeted Improvements permitting the recognition of a cumulative-effect adjustment to retained earnings on the date of adoption. The Company adopted the standard beginning January 1, 2019 using the alternative transition method. The Company is finalizing the value as of the adoption date of the right-of-use asset and lease liabilities and estimates that the right-of-use asset will be between $140 million and $165 million and the lease liability will be between $155 million and $180 million. The Company does not expect a material impact from adopting the new standard on the results of operations or cash flows.

Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The standard requires that the Company present financial assets measured at amortized costs at the net amount expected to be collected based on historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the assets.  The standard is effective for annual reporting periods beginning after December 15, 2019, including interim periods within that reporting period. The Company is currently in the process of evaluating the impact of adoption, but does not anticipate a material impact on the consolidated financial statements as a result of adopting the standard.

Stock Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718).  The standard simplifies the accounting for share-based compensation to non-employees by aligning the guidance with share-based payments to employees.  It is effective for interim and annual reporting periods beginning after December 15, 2018 with early adoption permitted.  The Company is currently in the process of evaluating the impact of adoption, but does not anticipate a material impact on the consolidated financial statements as a result of adopting the standard.

Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is considered a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard also requires the entity to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement and present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting arrangement. The standard is effective for interim periods and fiscal years beginning after December 15, 2019 with early adoption permitted. The standard may be implemented using either the retrospective or prospective method. The Company is currently in the process of evaluating the impact of adoption and mode of adoption but does not anticipate that there will be a material impact on the consolidated financial statements as a result of adopting the standard.

NOTE 3 - CONTRACT RECEIVABLES

Contract receivables consisted of the following:

	December 31, 2018	December 31, 2017
Billed receivables	$236,250	$172,171
Allowance for doubtful accounts	(5,284)	(3,853)
Contract receivables, net	$230,966	$168,318

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2018	2017
Leasehold improvements	$19,444	$18,873
Software	50,967	42,835
Furniture and equipment	27,435	26,076
Computers	31,568	28,826
	129,414	116,610
Accumulated depreciation and amortization	(81,309)	(78,558)
Total property and equipment, net	$48,105	$38,052

Depreciation and amortization expense for the years ended December 31, 2018, 2017, and 2016, was approximately $17.2 million, $17.7 million, and $16.6 million, respectively.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2018	2017
Balance as of January 1	$686,108	$683,683
Goodwill resulting from The Future Customer business combination	7,597	—
Goodwill resulting from DMS Disaster Consultants business combination	10,121	—
Goodwill resulting from We Are Vista business combination	14,392	—
Effect of foreign currency translation	(2,574)	2,425
Total goodwill	$715,644	$686,108

Other Intangible Assets

Intangible assets with definite lives are primarily amortized over periods ranging from approximately 1 to 10 years. The weighted-average period of amortization for all intangible assets as of December 31, 2018 is 8.4 years. The customer-related intangible assets, which consist of customer contracts, backlog, and non-contractual customer relationships, are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The weighted-average period of amortization of the customer-related intangibles is 8.4 years. Intangible assets related to developed technology are being amortized on an accelerated basis over a weighted-average period of 4.8 years. Intangible assets with an indefinite life consist of a domain name.

Other intangibles consisted of the following at December 31:

	2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$94,500	$(59,289)	$35,211
Developed technology	733	(545)	188
Total amortizable intangible assets	95,233	(59,834)	35,399
Intangible with indefinite life	95	—	95
Total other intangible assets	$95,328	$(59,834)	$35,494

	2017
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$84,878	$(49,782)	$35,096
Developed technology	1,463	(1,350)	113
Total amortizable intangible assets	86,341	(51,132)	35,209
Intangible with indefinite life	95	—	95
Total other intangible assets	$86,436	$(51,132)	$35,304

Aggregate amortization expense for the years ended December 31, 2018, 2017, and 2016, was approximately $10.0 million, $10.9 million, and $12.5 million, respectively. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2019	$8,345
2020	6,653
2021	5,574
2022	5,193
2023	4,768
Thereafter	4,866
Total	$35,399

NOTE 6 - ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2018	2017
Accrued paid time off and leave	$11,708	$11,904
Accrued salaries	13,335	9,343
Accrued bonuses, liability-classified awards and commissions	13,214	16,909
Accrued payroll taxes and withholdings	765	2,557
Accrued medical	3,136	3,720
Other	1,945	1,212
Total accrued salaries and benefits	$44,103	$45,645

NOTE 7 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

	2018	2017
Deposits	$17,485	$6,641
Accrued IT and software licensing costs	3,359	2,261
Accrued taxes and insurance premiums	4,160	2,697
Accrued facilities rental and lease exit costs	2,271	1,673
Accrued interest	308	705
Accrued professional services	1,828	1,318
Accrued dividends	2,639	—
Contingent liabilities from acquisitions	2,323	—
Other accrued expenses and current liabilities	4,699	2,277
Total accrued expenses and other current liabilities	$39,072	$17,572

NOTE 8 - LONG-TERM DEBT

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

The Company has the option to borrow funds under the Credit Facility at interest rates based on both LIBOR (1, 3, or 6 month rates) and the Base Rate, at its discretion, plus their applicable margins. Base Rates are fluctuating per annum rates of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, and (iii) the daily LIBOR rate, plus a LIBOR Margin of between 1.00% and 2.00% based on our Leverage Ratio (as defined under the Credit Facility), 1.25% as of December 31, 2018. The interest accrued based on LIBOR rates is to be paid on the last business day of the interest period (1, 3, or 6 months), while interest accrued based on the Base Rates is to be paid in quarterly installments. The Credit Facility provides for letters of credit aggregating up to $60.0 million which reduce the funds available under the Credit Facility when issued. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio of not more than 3.75 to 1.00 (subject to adjustment, in certain circumstances) for each fiscal quarter. As of December 31, 2018, the Company was in compliance with its covenants under the Credit Facility.

The Credit Facility was subject to a commitment fee on the unused portion of the Credit Facility of between 0.13% and 0.25% per annum, based on our Leverage Ratio, 0.15% per annum at December 31, 2018 and 0.15% per annum at December 31, 2017.

As of December 31, 2018, the available borrowing capacity under the Credit Facility (excluding the accordion) was $396.3 million. Taking into account the financial and performance-based limitations, the available borrowing capacity (excluding the accordion) was $284.3 million as of December 31, 2018.

Long-term debt outstanding and the weighted average interest rate is summarized as follows:

	December 31, 2018		December 31, 2017
	Debt Outstanding	Weighted Average Interest Rate	Debt Outstanding	Weighted Average Interest Rate
Revolving Line of Credit/Swing Line	$200,424	3.29%	$206,250	2.65%

Debt Issuance Cost

The Company’s debt issuance costs, which are included within other assets, are amortized over the term of indebtedness. Amortizable debt issuance costs were $6.9 million and $6.9 million as of December 31, 2018 and 2017, respectively. Accumulated amortization related to debt issuance costs were $5.2 million and $4.7 million, as of December 31, 2018 and 2017, respectively. Amortization expense of $0.5 million, $0.7 million, and $0.5 million was recorded for each of the years ended December 31, 2018, 2017, and 2016, respectively.

Letters of Credit

At December 31, 2018 and 2017, the Company had eleven and twelve outstanding letters of credit totaling approximately $3.3 million and $3.7 million, respectively. These letters of credit are renewed annually.

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

	Year ended December 31,
	2018	2017	2016
Client Markets:
Energy, environment, and infrastructure	$565,125	$487,001	$457,992
Health, education, and social programs	535,314	518,675	508,903
Safety and security	111,072	102,645	98,358
Consumer and financial	126,462	120,841	119,844
Total	$1,337,973	$1,229,162	$1,185,097

	Year ended December 31,
	2018	2017	2016
Client Type:
U.S. federal government	$543,918	$550,794	$563,498
U.S. state and local government	185,130	127,797	132,287
International government	122,293	91,318	75,636
Total Government	851,341	769,909	771,421
Commercial	486,632	459,253	413,676
Total	$1,337,973	$1,229,162	$1,185,097

	Year ended December 31,
	2018	2017	2016
Contract Mix:
Time-and-materials	$581,965	$529,606	$511,747
Fixed-price	526,728	480,584	456,065
Cost-based	229,280	218,972	217,285
Total	$1,337,973	$1,229,162	$1,185,097

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing. The $8.6 million increase in the Company’s net contract assets (liabilities) is due to the timing of work performed in relation to billing schedule timing for fixed price programs which resulted in a reduction in contract liabilities, particularly in our international operations. The increase in contract assets is primarily due to hurricane relief and rebuild work for U.S. state and local governments which is considered part of the energy, environment and infrastructure client market, and most of which has been performed on time-and-materials agreements. The decrease in contract liabilities is primarily due to advanced billing for costs in 2017 that has been recognized as revenue in 2018. There were no material changes to contract balances due to impairments or business combinations during the period.

	December 31, 2018	At date of adoption	Change
Contract assets	$126,688	$123,197	$3,491
Contract liabilities	(33,494)	(38,571)	5,077
Net contract assets (liabilities)	$93,194	$84,626	$8,568

Performance Obligations:

The Company had $1.4 billion in unfulfilled performance obligations as of December 31, 2018, which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts and were generally valued using an estimated cost-plus margin approach, with variable consideration being estimated at the most likely amount.  The Company expects to satisfy these performance obligations, on average, in one year.

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate swap arrangements (the “Swaps”) to manage or hedge its interest rate risk. Notwithstanding the terms of the Swaps, the Company is ultimately obligated for all amounts due and payable under the Credit Facility. The Company does not use such instruments for speculative or trading purposes.

On August 8, 2018, the Company entered into two floating-to-fixed interest rate Swaps for an aggregate notional amount of $75.0 million in order to hedge a portion of the Company’s floating rate indebtedness under the Credit Facility.  The Company designated these Swaps as cash flow hedges.  These Swaps requires us to pay a fixed rate of 2.8530% per annum on the notional amount.  The cash flows from these Swaps began August 31, 2018 and end on August 31, 2023.

On August 31, 2017, the Company entered into a floating-to-fixed interest rate Swap for an aggregate notional amount of $25.0 million to hedge a portion of the Company’s floating rate indebtedness. This Swap requires us to pay a fixed rate of 1.8475% per annum on the notional amount. The cash flows from the transaction began August 31, 2018 and end on August 31, 2023. The Company has designated this hedge as a cash flow hedge.

On September 30, 2016, the Company entered into a floating-to-fixed interest rate hedge agreement for an aggregate notional amount of $100.0 million to hedge a portion of the Company’s floating rate indebtedness. The cash flows from the interest rate swap agreement began on January 31, 2018 and end on January 31, 2023. The Company designated this hedge as a cash flow hedge. On December 1, 2016, the Company sold the interest rate hedge agreement. The fair value of the interest rate hedge, as of the date of the sale, was recorded in other comprehensive income, net of tax.  The gain from the sale will be recognized into earnings when earnings are impacted by the cash flows of the previously hedged items, as interest payments are made on the Credit Facility from January 31, 2018 to January 31, 2023.

Realized gains and losses in connection with each required interest payment will be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to interest expense during the period of the cash flows.  On a quarterly basis, management evaluates all Swaps to determine each agreement’s effectiveness or ineffectiveness and records the change in fair value as an adjustment to other comprehensive income or loss. Management intends that the Swaps remain effective. Realized gains and losses in connection with each required interest payment will be reclassified from AOCI to interest expense. As of December 31, 2018, the net amount of realized gains and losses from the hedge agreements expected to be reclassified from AOCI into earnings within the next 12 months is $0.6 million.

NOTE 11 - INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows for the years ended December 31:

	2018	2017	2016
Domestic	$74,479	$69,347	$69,159
Foreign	8,348	4,639	5,348
Income before income taxes	$82,827	$73,986	$74,507

Income tax expense consisted of the following for the years ended December 31:

	2018	2017	2016
Current:
Federal	$9,700	$12,995	$12,979
State	4,035	3,243	3,514
Foreign	2,418	1,476	1,932
Total current	16,153	17,714	18,425
Deferred:
Federal	4,072	(9,425)	8,872
State	1,452	2,749	1,222
Foreign	(250)	72	(596)
Total deferred	5,274	(6,604)	9,498
Income tax expense	$21,427	$11,110	$27,923

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.

Deferred tax assets (liabilities) consisted of the following at December 31:

	2018	2017
Deferred Tax Assets
Allowance for bad debt	$1,321	$1,003
Accrued paid time off	1,437	1,624
Foreign net operating loss (NOL) carry forward	1,144	1,301
State net operating loss (NOL) carry forward	507	507
Stock option compensation	2,332	2,726
Deferred rent	3,127	3,355
Deferred compensation	3,348	3,238
Foreign tax credits	3,968	505
State tax credits	2,041	1,785
Foreign exchange	2,430	2,051
Foreign deferred	342	—
Accrued liabilities and other	4,079	3,272
	26,076	21,367
Less: Valuation Allowance	(5,112)	(1,636)
Total Deferred Tax Assets	20,964	19,731

Deferred Tax Liabilities
Retention	(1,239)	(1,375)
Prepaid expenses	(1,301)	(1,045)
Payroll taxes	(495)	(489)
Unbilled revenue	(4,135)	(5,407)
Depreciation	(7,306)	(4,773)
Amortization	(46,051)	(39,993)
Deferred gain and other	(602)	—
Total Deferred Tax Liabilities	(61,129)	(53,082)
Total Net Deferred Tax Liability	$(40,165)	$(33,351)

On December 20, 2017, the U.S. Congress passed the Tax Act, which was signed into law on December 22, 2017 and is generally effective beginning January 1, 2018. The Company was impacted in several ways as a result of the Tax Act, including, but not limited to, provisions which include a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, the revaluation of deferred tax assets and liabilities required as a result of the tax rate change and the application of a mandatory one-time “transition tax” on unremitted earnings of certain foreign subsidiaries that were previously tax deferred.

The Company has completed its accounting for the tax effects of enactment of the Tax Act. The Company recorded adjustments to the provisional estimate of the effects on existing deferred tax balances and the one-time transition tax in the period of enactment.  The Company recognized these adjustments to the provisional estimate as a decrease in the provision for income taxes.

The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is now generally 26.4%.  The Company has completed its analysis of the Tax Act and refining its provisional estimates, which affected the measurement of these balances.  Pursuant to U.S. Securities and Exchange Commission Staff Accounting Bulletin 118 (“SAB 118”), the provisional amount recorded related to the re-measurement of the deferred tax balances has been adjusted during the measurement period ended December 22, 2018 as an increase in the provision for income taxes, including adjustments to valuation allowances, of approximately $1.0 million.

The one-time “transition tax” is based on the Company’s total post-1986 earnings and profits (“E&P”) which the Company has previously deferred from U.S. income taxation. The Company has completed the calculation of the total post-1986 foreign E&P and related foreign tax pools for these foreign subsidiaries.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount, as well as the related foreign tax credit utilization, changed as the Company finalized its calculation of post-1986 foreign E&P and related foreign tax pools that were previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets.  Similarly, the cumulative foreign tax credit carry forward balance as of December 31, 2017 increased by approximately $2.2 million and the valuation allowance required increased by approximately $2.2 million.  No additional income taxes have been provided for on any remaining undistributed foreign earnings not subject to the transition tax.  No additional deferred income taxes have been provided for the $8.2 million of additional favorable outside basis differences inherent in these foreign entities because these amounts continue to be permanently reinvested in foreign operations.  Pursuant to SAB 118, the provisional amount recorded related to the transition tax has been adjusted during the measurement period ended December 22, 2018.  The Company recognized this adjustment to the provisional estimate as a decrease in the provision for income taxes of approximately $1.1 million during the third quarter of 2018.

At both December 31, 2018 and 2017, the Company had net operating loss (“NOL”) carry-forwards for foreign income taxes of approximately $3.5 million and $4.1 million, respectively, all of which may be carried forward indefinitely.

At December 31, 2018, the Company had NOL carry-forwards for state income tax purposes of approximately $8.9 million, which expire in 2034. The Company acquired these NOLs as a result of its purchase of Olson in November 2014. Internal Revenue Code Section 382 imposes an annual limitation on the use of a corporation’s NOLs, tax credits and other carryovers after an “ownership change” occurs. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs and credits. In general, the annual limitation is determined by multiplying the value of the corporation’s stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused portion of the annual limitation is available for use in future years until such NOLs are scheduled to expire (in general, NOLs may be carried forward 20 years). The Company presently estimates that it will be able to fully utilize the remaining acquired NOLs prior to their expiration.

At December 31, 2018, the Company had gross state income tax credit carry-forwards of approximately $2.6 million, which expire between 2021 and 2027. A deferred tax asset of approximately $2.0 million (net of federal benefit) has been established related to these state income tax credit carry-forwards as of December 31, 2018.

The need to establish valuation allowances for deferred assets is based on a more-likely-than-not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration has been given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives. The Company concluded that a valuation allowance of approximately $1.1 million and $1.1 million was required for tax attributes related to specified foreign jurisdictions as of December 31, 2018 and 2017, respectively, and an additional $3.5 million valuation allowance was recorded against our US foreign tax credit carry forwards as a result of enactment of the Tax Act as of December 31, 2017.

The total amount of unrecognized tax benefits as of December 31, 2018 and 2017, was $0.2 million and $0.8 million, respectively. Included in the balance as of December 31, 2018 and 2017, were $0.2 million and $0.7 million, respectively, of tax positions that, if recognized, would impact the effective tax rate.

The unrecognized tax benefit reconciliation, excluding penalty and interest, is as follows:

Unrecognized tax benefits at January 1, 2016	$400
Increase attributable to tax positions taken during a prior period	925
Decrease attributable to lapse of statute of limitations	(140)
Unrecognized tax benefits at December 31, 2016	1,185
Decrease attributable to lapse of statute of limitations	(365)
Unrecognized tax benefits at December 31, 2017	820
Increase attributable to tax positions taken during the current period	216
Decrease attributable to settlements with taxing authorities	(37)
Decrease attributable to lapse of statute of limitations	(783)
Unrecognized tax benefits at December 31, 2018	$216

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company had approximately zero and $0.2 million of accrued penalty and interest at December 31, 2018 and 2017, respectively.

The Company’s 2014 to 2017 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state and foreign tax jurisdictions are also either currently under examination or remain open under the statutes of limitation and subject to examination for the tax years from 2014 to 2017.

Although the Company believes it has adequately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions on federal, state and foreign income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are effectively settled or otherwise resolved. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax positions may not change.

The Company’s provision for income taxes differs from the federal statutory rate. The differences between the statutory rate and the Company’s provision are as follows:

	2018	2017	2016
Taxes at statutory rate	21.0%	35.0%	35.0%
State taxes, net of federal benefit	5.2%	4.4%	3.9%
Foreign tax rate differential	0.5%	(0.3)%	(0.1)%
Tax legislation	—	(22.6)%	—
Other permanent differences	1.8%	0.7%	0.8%
Prior year tax adjustments	0.2%	(0.3)%	(1.0)%
Unrecognized tax benefits	(0.6)%	0.1%	1.0%
Valuation allowance	1.3%	0.7%	(0.3)%
Equity-based compensation	(3.0)%	(2.1)%	(1.0)%
Tax credits	(0.5)%	(0.6)%	(0.8)%
Taxes at effective rate	25.9%	15.0%	37.5%

NOTE 12 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss included the following:

	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Changes in Fair Value of Interest Rate Hedge Agreements (2)(5)	Total
Accumulated other comprehensive (loss) income at January 1, 2016	$(7,491)	$—	$—	$(7,491)
Current period other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(7,924)	3,600	—	(4,324)
Effect of taxes (3)	3,600	(1,425)	—	2,175
Total current period other comprehensive (loss) income	(4,324)	2,175	—	(2,149)
Accumulated other comprehensive (loss) income at December 31, 2016	(11,815)	2,175	—	(9,640)
Current period other comprehensive income (loss):
Other comprehensive income before reclassifications	6,476	—	441	6,917
Effect of taxes (3)	(2,299)	(17)	—	(2,316)
Total current period other comprehensive income (loss)	4,177	(17)	441	4,601
Accumulated other comprehensive (loss) income at December 31, 2017	(7,638)	2,158	441	(5,039)
Reclassification of stranded tax effects due to adoption of accounting principle (4)	(1,307)	478	—	(829)
Adjusted beginning balance	(8,945)	2,636	441	(5,868)
Current period other comprehensive income (loss):
Other comprehensive loss before reclassifications	(4,711)	—	(1,184)	(5,895)
Amounts reclassified from accumulated other comprehensive income	—	(660)	(12)	(672)
Effect of taxes (3)	(512)	188	208	(116)
Total current period other comprehensive (loss) income	(5,223)	(472)	(988)	(6,683)
Accumulated other comprehensive (loss) income at December 31, 2018	$(14,168)	$2,164	$(547)	$(12,551)

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

(2)

Represents the change in fair value of an interest rate hedge agreement designated as a cash flow hedge and entered into on August 31, 2017.  The fair value of the interest rate hedge agreement was recorded in other comprehensive income and will be reclassified to earnings when earnings are impacted by the hedged items, as interest payments are made on the Credit Facility from August 31, 2018 to August 31, 2023. See additional details of the hedge agreement in Note 10 - Derivative Instruments and Hedging Activities.

(3)	The Company’s effective tax rate for the years ended December 31, 2018, 2017, and 2016 was 25.9%, 15.0%, and 37.5%, respectively.
(4)

The Company has adjusted the balance of accumulated other comprehensive (loss) income at December 31, 2017 after the adoption of ASU 2018-02.  See additional details of the adoption of ASU 2018-02 in Note 2 – Summary of Significant Accounting Policies.

(5)	The fair value of the interest rate hedge agreements is included in other liabilities on the consolidated balance sheet.

NOTE 13 - RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets at December 31, 2018 and 2017 to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the years ended December 31, 2018, 2017, and 2016:

	2018		2017		2016
	Beginning	Ending	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$11,809	$11,694	$6,042	$11,809	$7,747	$6,042
Restricted cash - current (1)	11,191	—	—	11,191	—	—
Restricted cash - non-current	1,266	1,292	1,843	1,266	1,362	1,843
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$24,266	$12,986	$7,885	$24,266	$9,109	$7,885

(1)	Restricted cash – current for the year ended December 31, 2017 represents amounts held in an escrow account for the acquisition of The Future Customer (“TFC”).

NOTE 14 - ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

On April 4, 2018, the Company’s board of directors approved the 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”), which was subsequently approved by the stockholders and became effective on May 31, 2018 (the “Effective Date”).  The 2018 Omnibus Plan replaced the previous 2010 Omnibus Incentive Plan (the “Prior Plan”).

On or after the Effective Date, the 2018 Omnibus Plan allows the Company to grant 1,185,000 shares using stock options, stock appreciation rights, restricted stock, RSUs, performance units and PSAs, cash-based awards, and other stock-based awards to all key officers, key employees, and non-employee directors of the Company.  Outstanding grants under the Prior Plan, totaling 568,801, remain subject to their terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date.  As of December 31, 2018, the Company had approximately 1,098,906 shares available to grant under the 2018 Omnibus Plan. CSRSUs have no impact on the shares available for grant under the 2018 Omnibus Plan and have no impact on the calculated shares used in earnings per share calculations.

The total stock-based compensation expense for the years ended December 31, 2018, 2017, and 2016, the unrecognized compensation expense at December 31, 2018, and the weighted-average period to recognize the remaining unrecognized shares are as follows:

	Stock-Based Compensation Expense
	Recognized as of December 31,			Unrecognized
	2018	2017	2016	December 31, 2018	Weighted-Average Period to Recognize (years)
Stock Options	$—	$164	$909	$—	—
Restricted Stock Units	7,410	7,080	6,325	13,484	1.8
Cash-Settled Restricted Stock Units	8,214	7,253	7,091	10,550	1.6
Non-Employee Director Awards	764	671	741	327	0.4
Performance Shares	3,193	2,376	877	3,000	1.5
Total	$19,581	$17,544	$15,943	$27,361

The assumptions of employment termination forfeiture rates used in the determination of fair value of stock awards during the 2018 calendar year were based on the Company’s historical average of actual forfeitures from the previous 5 years preceding the reporting period. The expected annualized forfeiture rates used during the 2018 calendar year varied from 0% to 18.17%, and the Company does not expect these termination rates to vary significantly in the future.

Stock Options

Option awards are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. All options outstanding as of December 31, 2018 have a 10-year contractual term. Options generally have a vesting term of three or four years. There were no option awards granted during 2018, 2017, and 2016.

The following table summarizes the changes in outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2016	723,005	$28.62
Exercised	(128,301)	$23.65
Granted	—	$—
Forfeited/Expired	(7,297)	$40.68
Outstanding at December 31, 2016	587,407	$29.56
Exercised	(175,909)	$26.84
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2017	411,498	$30.71
Exercised	(209,688)	$27.86
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2018	201,810	$33.68	$6,276,432

Vested plus expected to vest at December 31, 2018	201,810	$33.68	$6,276,432
Exercisable at December 31, 2018	201,810	$33.68	$6,276,432

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $64.78 as of December 31, 2018. The total intrinsic value of options exercised was $8.3 million, $4.5 million, and $2.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. The fair value of shares vested was $0, $1.9 million, and $1.3 million for the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, the weighted-average remaining contractual term for options vested was 4.7 years and for exercisable options was 4.7 years.

Information regarding stock options outstanding as of December 31, 2018 is summarized below:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding As of December 31, 2018	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of December 31, 2018	Weighted Average Exercise Price
$21.77 to $25.00	1,915	2.3	$21.77	1,915	$21.77
$25.01 to $28.00	100,114	4.1	$26.93	100,114	$26.93
$28.01 to $40.68	99,781	5.2	$40.68	99,781	$40.68
$21.77 to $41.00	201,810	4.7	$33.68	201,810	$33.68

Restricted Stock Units

RSUs generally have a vesting term of three to four years. On vesting the employee is issued one share of stock for each RSU awarded. The fair value of shares vested was $6.5 million, $6.3 million, and $7.2 million for the years ended December 31, 2018, 2017, and 2016, respectively.

A summary of the Company’s RSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2016	555,904	$35.40
Granted	240,868	$34.68
Vested	(221,659)	$32.45
Cancelled	(67,115)	$37.60
Non-vested RSUs at December 31, 2016	507,998	$36.12
Granted	194,227	$41.41
Vested	(179,974)	$35.19
Cancelled	(58,664)	$36.04
Non-vested RSUs at December 31, 2017	463,587	$38.71
Granted	235,480	$65.37
Vested	(169,279)	$38.66
Cancelled	(54,742)	$47.50
Non-vested RSUs at December 31, 2018	475,046	$50.93	$30,773,480
RSUs expected to vest in the future	425,272	$49.77	$27,549,127

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $64.78 per share as of December 31, 2018.

Cash-Settled Restricted Stock Units

CSRSUs generally have a vesting term of three to four years. A summary of the Company’s CSRSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested CSRSUs at January 1, 2016	446,663	$37.18
Granted	233,790	$34.29
Vested	(146,619)	$34.70
Cancelled	(70,812)	$37.55
Non-vested CSRSUs at December 31, 2016	463,022	$35.96
Granted	174,419	$42.06
Vested	(161,576)	$40.78
Cancelled	(83,949)	$36.43
Non-vested CSRSUs at December 31, 2017	391,916	$38.80
Granted	147,103	$60.84
Vested	(147,759)	$38.71
Cancelled	(51,695)	$43.07
Non-vested CSRSUs at December 31, 2018	339,565	$47.73	$21,997,021
CSRSUs expected to vest in the future	301,532	$47.00	$19,533,238

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $64.78 per share as of December 31, 2018. The fair value of CSRSUs vested and settled in cash for the years ended December 31, 2018, 2017, and 2016 was $7.7 million, $6.9 million and $5.9 million, respectively.

Non-Employee Director Awards

In the first six months of 2018, the Company granted awards of unregistered shares to its non-employee directors on a quarterly basis under its Annual Equity Election. The awards were issued from the Company’s treasury stock and had no impact on the shares available for grant under the 2018 Omnibus Plan or the Prior Plan. The awards do not include vesting conditions; thus, there was no unrecognized expense related to these awards at December 31, 2018.

A summary of the Company’s non-employee director awards of unregistered shares granted by fiscal year is presented below.

For the Year ended December 31,	Number of shares Granted	Weighted- Average Grant Date Fair Value
2016	15,299	$39.32
2017	13,861	$48.41
2018	7,985	$60.36

On July 2, 2018, the Company granted awards of registered shares to its non-employee directors on an annual basis under the Omnibus Plan.  A summary of the non-employee director awards is presented below:

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSAs at January 1, 2018	—	$—
Granted	11,606	$72.35
Vested	(5,395)	$72.35
Cancelled	(1,243)	$72.35
Non-vested RSAs at December 31, 2018	4,968	$72.35	$321,827
RSAs expected to vest in the future	4,968	$72.35	$321,827

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $64.78 per share as of December 31, 2018.

Performance Share Awards

In the first quarter of 2015, the Company’s Board of Directors approved a performance-based share program (the “Program”) that provides for the issuance of PSAs to its senior management. Under the Program, the number of PSAs that the participant will receive depends on the Company’s achievement of two performance goals during two performance periods. The performance goals under the Program are based on (i) the Company’s compounded annual growth rate in earnings per share (“EPS”) during a two-year performance period and (ii) the Company’s cumulative total shareholder return (“rTSR”) relative to its peer group during a performance period from the first day of the performance period (typically January 1 of the year awarded) to the last day of the third year of the performance period (typically December 31). The PSAs will only be eligible to vest following the expiration of the three-year performance period. Actual shares vested will be subject to both continued employment by the Company (barring certain exceptions allowing for partial performance periods) and actual financial measures achieved. The actual number of shares of common stock that will be issued to each participant at the end of the applicable performance period will be determined by multiplying the award by the product of two percentages, one based on the Company’s EPS performance and a second one based on the Company’s rTSR performance, subject to a minimum and maximum performance level. As of December 31, 2018, shares granted during 2016, 2017, and 2018 are within year three, two, and one of the performance period, respectively, and therefore have not vested.  A total of 30,576 shares granted in 2015 vested during 2018 after meeting the performance goals.

A summary of the Company’s PSAs is presented below.

	Number of Shares	Weighted-Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSAs at January 1, 2016	58,822	$44.21
Granted	74,574	$37.75
Vested	—	$—
Cancelled	(3,422)	$41.61
Non-vested PSAs at December 31, 2016	129,974	$40.57
Granted	60,929	$38.81
Vested	—	$—
Cancelled	(3,881)	$42.83
Non-vested PSAs at December 31, 2017	187,022	$39.95
Granted	45,136	$65.05
Vested	(30,576)	$44.21
Cancelled	(32,096)	$43.72
Non-vested PSAs at December 31, 2018	169,486	$45.15	$10,979,303
PSAs expected to vest in the future	97,309	$50.35	$6,303,674

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $64.78 per share as of December 31, 2018.  The fair value of the awards is estimated on the grant date using a Monte Carlo simulation model due to the market condition for the rTSR component. The fair value assumptions using the Monte Carlo simulation model for awards granted in 2018, 2017, and 2016 were 0.9%, 0.0% and 0.0% for dividend yields, respectively; 31.9%, 31.3% and 30.9% for historical volatility, respectively; and 2.4%, 1.5%, and 1.0% both risk-free rate of returns, respectively.

NOTE 15 – BUSINESS COMBINATIONS

In January 2018, the Company acquired TFC, a leading boutique loyalty strategy and marketing company based in London, United Kingdom.  The acquisition of TFC enhanced and extended the Company’s customer loyalty business to Europe.

In August 2018, the Company acquired DMS Disaster Consultants (“DMS”), a disaster management and recovery firm based in Florida.  DMS assists public sector clients with man-made and natural disaster planning and preparedness, and post-disaster response and recovery efforts by assisting clients in obtaining funding from Federal Emergency Management Agency, insurance companies, and other sources.

In October 2018, the Company acquired We Are Vista (“Vista”), a communication company headquartered in Leeds, U.K., with an additional presence in London.  Vista provides advisory services and solutions to clients in the financial, retail, automobile, and energy industries.

The combined purchase consideration for these acquisitions totaled $51.2 million, which included $34.6 million of initial cash payments, net of cash acquired.  The Company recognized the fair value of the assets acquired and liabilities assumed and allocated $32.1 million to goodwill, $10.6 million to intangible assets consisting primarily of customer relationships that will be amortize on an accelerated basis based on projected customer payments and $1.2 million in contingent consideration to be paid to a former owner if certain objectives are achieved (Level 3 fair value.). As of December 31, 2018, the Company has recorded $6.5 million of extended purchase commitments under the acquisition agreements.  The Company determined the fair value of the contingent liability as of the acquisition date using a valuation model which included the most likely outcome and the application of an appropriate discount rate.  At December 31, 2018, the Company remeasured the contingent liability and, as a result of the remeasurement, recorded $0.5 million charge.  As part of one of the acquisitions, the purchase agreement includes additional consideration in the form of two warranty and indemnity hold back payments, one for approximately $2.0 million scheduled to be released in 18 months following the close date and the other for $1.2 million scheduled to be released four years from the close date. The two warranty and indemnity liabilities were recorded at their fair value discounting the liabilities at 3.0% and 3.25%, respectively.

Separately or in the aggregate, the acquisitions were not significant to the Company’s financial statements taken as a whole.

NOTE 16 - EARNINGS PER SHARE

EPS is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents of stock options, RSUs, and PSAs were exercised or converted into stock. PSAs are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. For the years ended December 31, 2018, 2017, and 2016, there were 20,291 weighted-average shares, 142 weighted-average shares, and 163,564 weighted-average shares excluded from the calculation of EPS because they were anti-dilutive, respectively.

The dilutive effect of stock options, RSUs, and performance shares for each period reported is summarized below:

(in thousands)	2018	2017	2016
Basic weighted-average shares outstanding	18,797	18,766	18,989
Effect of potential exercise of stock options, RSUs, and performance shares	538	478	427
Diluted weighted-average shares outstanding	19,335	19,244	19,416

NOTE 17 - SHARE REPURCHASE PROGRAM

In the third quarter of 2015, the Company’s board of directors approved a share repurchase plan that allowed for share repurchases through November 2017 and authorized share repurchases in the aggregate up to $75.0 million, not to exceed limits under the Credit Facility.  As part of the Company’s modification of the Credit Facility, the prior Credit Facility limits on share repurchases were eliminated to permit unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.25 to 1.00.  During September 2017, the board of directors approved a new repurchase program and repurchase plan effective November 4, 2017 through November 4, 2019 with a limit of $100.0 million.  The limitation under the Credit Facility remains unchanged.

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

During the year ended December 31, 2018, the Company repurchased 214,137 shares at a total cost of $13.9 million under this program. As of December 31, 2018, approximately $86.1 million remained available under the share repurchase plan.

NOTE 18 - FAIR VALUE

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
•

Level 2: Quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability (e.g. interest rates and yield curves that are observable at commonly quoted intervals, and implied volatilities); and inputs derived principally from or corroborated by observable market data by correlation or other means; and

•

Level 3: Uses inputs that are unobservable and require the Company to make certain assumptions and require significant estimation and judgment from management to use in pricing the fair value of the assets and liabilities.

As of December 31, 2018, the Company had a $1.7 million contingent liability related to an acquisition which was measured at Level 3 (See Note 15 – Business Combinations). As of December 31, 2017, there were no assets or liabilities measured at Level 3 on a recurring basis.

Certain financial instruments, including cash and cash equivalents, contract receivables, and accounts payable are carried at cost, which, due to their short maturities, approximates their fair values at December 31, 2018 and 2017. The carrying value of other long-term liabilities related to capital expenditure obligations approximates their fair value at December 31, 2018 and 2017 based on the current rates offered to the Company for similar instruments with comparable maturities (Level 2). The Company believes the carrying value of its Credit Facility at December 31, 2018 and 2017 approximates the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings (Level 2). The Company applies the provisions of ASC 820 to its assets and liabilities that are required to be measured at fair value pursuant to other accounting standards, including assets and liabilities resulting from the Company’s nonqualified deferred compensation plan, interest rate swap agreement (see Note 10 – Derivative Instruments and Hedging Activities), and foreign currency forward contract agreements not eligible for hedge accounting. The impact of the amounts recorded for the nonqualified deferred compensation plan, interest rate swap agreement, and the forward contract agreements was immaterial to the consolidated financial statements.

NOTE 19 - COMMITMENTS AND CONTINGENCIES

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

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to Program grant recipients.  The State separately supplemented the amount of recovery it is seeking to total approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016 broadly alleging, and seeking recoupment for, the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD.  In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the previously filed judicial proceeding.  The Company continues to believe that this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of December 31, 2018.

Operating Leases

On March 8, 2010, the Company entered into a new lease that replaced its prior headquarters lease, which was due to expire in October 2012. The new lease was initially for approximately 258,000 square feet, with approximately 72,000 square feet of additional space subsequently added. The lease commenced on April 1, 2010 and will expire on December 31, 2022. Base rent under the agreement is approximately $0.9 million per month with annual escalations fixed at 2.5% per year, yielding a total lease commitment of approximately $150.6 million over the twelve-year term of the lease.

The Company has entered into various other operating leases for office space and equipment. Certain facility leases may contain fixed escalation clauses, certain facility leases require the Company to pay operating expenses in addition to base rental amounts, and nine leases require the Company to maintain letters of credit. Future minimum rental payments under all non-cancelable operating leases are as follows:

Year ending December 31,	(in thousands)
2019	$39,031
2020	36,210
2021	35,311
2022	33,624
2023	16,336
Thereafter	28,916
$189,428

Minimum lease payments have been reduced by minimum sublease rentals of $1.2 million due in the future under non-cancelable subleases.

Rent expense is recognized on a straight-line basis over the lease term, net of sublease payments. Rent expense consists of the following for the years ended December 31:

(in thousands)	2018	2017	2016
Rent	$34,924	$36,269	$39,537
Sublease income	(45)	(142)	(147)
Total rent expense	$34,879	$36,127	$39,390

NOTE 20 - EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the “Retirement Savings Plan”). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants in the Retirement Savings Plan are able to elect to defer up to 70% of their compensation, subject to statutory limitations, and are entitled to receive 100% employer matching contributions for the first 3% and 50% for the next 2% of their compensation. Contribution expense related to the Retirement Savings Plan for the years ended December 31, 2018, 2017, and 2016, was approximately $16.2 million, $15.1 million, and $14.9 million, respectively.

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

Employee Stock Purchase Plan

The Company has a 2006 Employee Stock Purchase Plan (“ESPP”) under which one million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of our common stock through payroll deductions up to $25,000 per calendar year over six-month offering periods at a discount not to exceed 5% of the market value on the date of each purchase period. For the year ended December 31, 2018, 22,320 shares were purchased by employees, at an average purchase price of $63.92, and 702,506 shares remain available for future issuance. The Company does not recognize compensation expense related to the ESPP.

NOTE 21 - SUBSEQUENT EVENTS

On February 26, 2019, the Company’s board of directors approved a $0.14 per share cash dividend. The dividend will be paid on April 16, 2019 to shareholders of record as of the close of business on March 29, 2019.

NOTE 22 - SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	2018	2017	2016
Balance at beginning of period	$3,853	$2,591	$2,138
Bad debt expense	2,480	1,480	1,089
Write-offs, net of recoveries	(1,027)	(219)	(635)
Effect of foreign currency translation	(22)	1	(1)
Balance at end of period	$5,284	$3,853	$2,591

Income Tax Valuation Allowance

	2018	2017	2016
Balance at beginning of period	$1,636	$1,131	$933
Provision for income taxes - valuation allowance	3,476	505	198
Balance at end of period	$5,112	$1,636	$1,131

NOTE 23 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2018				2017
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$302,780	$324,315	$332,968	$377,910	$296,295	$306,392	$305,301	$321,174
Operating income	$17,582	$21,025	$24,222	$29,443	$16,633	$22,208	$23,396	$20,181
Net income	$12,417	$13,617	$16,671	$18,695	$10,177	$11,937	$13,692	$27,070

Earnings per share:
Basic	$0.67	$0.72	$0.88	$0.99	$0.54	$0.64	$0.73	$1.45
Diluted	$0.65	$0.71	$0.86	$0.97	$0.52	$0.63	$0.72	$1.41

Weighted-average common shares outstanding
(in thousands)
Basic	18,670	18,806	18,873	18,838	18,972	18,775	18,666	18,646
Diluted	19,158	19,209	19,306	19,333	19,423	19,086	19,024	19,136

Cash dividends declared per common share	$0.14	$0.14	$0.14	$0.14	$-	$-	$-	$-