Form 10-Q
period 2019-03-31
ICF International, Inc.
filed 2019-05-03
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock	ICFI	NASDAQ

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

As of April 26, 2019, there were 18,830,058 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$5,689	$11,694
Contract receivables, net	222,472	230,966
Contract assets	151,805	126,688
Prepaid expenses and other assets	15,548	16,253
Income tax receivable	4,222	6,505
Total Current Assets	399,736	392,106
Property and Equipment, net	50,888	48,105
Other Assets:
Restricted cash - non-current	—	1,292
Goodwill	720,360	715,644
Other intangible assets, net	33,520	35,494
Operating lease - right-of-use assets	127,587	—
Other assets	22,530	21,221
Total Assets	$1,354,621	$1,213,862

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$87,039	$102,599
Contract liabilities	35,936	33,494
Operating lease liabilities - current	30,324	—
Accrued salaries and benefits	50,014	44,103
Accrued subcontractors and other direct costs	49,955	58,791
Accrued expenses and other current liabilities	27,902	39,072
Total Current Liabilities	281,170	278,059
Long-term Liabilities:
Long-term debt	232,318	200,424
Operating lease liabilities - non-current	112,676	—
Deferred rent	—	13,938
Deferred income taxes	43,344	40,165
Other	22,542	20,859
Total Liabilities	692,050	553,445

Commitments and Contingencies (Note 15)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 22,660,508 and 22,445,576 shares issued as of March 31, 2019 and December 31, 2018, respectively; 18,865,729 and 18,817,495 shares outstanding as of March 31, 2019 and December 31, 2018, respectively	23	22
Additional paid-in capital	330,763	326,208
Retained earnings	499,126	486,442
Treasury stock	(155,073)	(139,704)
Accumulated other comprehensive loss	(12,268)	(12,551)
Total Stockholders’ Equity	662,571	660,417
Total Liabilities and Stockholders’ Equity	$1,354,621	$1,213,862

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended
	March 31,
	2019	2018
Revenue	$341,254	$302,780
Direct costs	215,949	188,826
Operating costs and expenses:
Indirect and selling expenses	96,519	89,659
Depreciation and amortization	4,762	4,469
Amortization of intangible assets	2,135	2,244
Total operating costs and expenses	103,416	96,372

Operating income	21,889	17,582
Interest expense	(2,453)	(1,666)
Other (expense) income	(412)	104
Income before income taxes	19,024	16,020
Provision for income taxes	3,706	3,603
Net income	$15,318	$12,417

Earnings per Share:
Basic	$0.81	$0.67
Diluted	$0.80	$0.65

Weighted-average Shares:
Basic	18,825	18,670
Diluted	19,263	19,158

Cash dividends declared per common share	$0.14	$0.14

Other comprehensive income, net of tax	283	1,609
Comprehensive income, net of tax	$15,601	$14,026

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(in thousands)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities
Net income	$15,318	$12,417
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	(159)	628
Deferred income taxes	3,144	2,640
Non-cash equity compensation	4,151	2,391
Depreciation and amortization	6,897	6,712
Facilities consolidation reserve	(67)	(64)
Amortization of debt issuance costs	127	130
Other adjustments, net	(264)	(535)
Changes in operating assets and liabilities:
Net contract assets and liabilities	(23,152)	(11,413)
Contract receivables	8,236	3,319
Prepaid expenses and other assets	1,353	(5,107)
Accounts payable	(15,561)	(6,942)
Accrued salaries and benefits	5,913	834
Accrued subcontractors and other direct costs	(8,796)	(13,540)
Accrued expenses and other current liabilities	(8,705)	4,457
Income tax receivable and payable	(757)	(2,120)
Other liabilities	(366)	346
Net Cash Used in Operating Activities	(12,688)	(5,847)

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(7,539)	(3,236)
Payments for business acquisitions, net of cash received	(1,819)	(11,835)
Net Cash Used in Investing Activities	(9,358)	(15,071)

Cash Flows from Financing Activities
Advances from working capital facilities	163,240	138,240
Payments on working capital facilities	(131,346)	(112,999)
Payments on capital expenditure obligations	—	(814)
Debt issue costs	—	(21)
Proceeds from exercise of options	404	1,800
Dividends paid	(2,636)	—
Net payments for stockholder issuances and buybacks	(15,218)	(9,109)
Net Cash Provided by Financing Activities	14,444	17,097
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	305	120

Decrease in Cash, Cash Equivalents, and Restricted Cash	(7,297)	(3,701)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	12,986	24,266
Cash, Cash Equivalents, and Restricted Cash, End of Period	$5,689	$20,565

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$1,597	$1,596
Income taxes	$1,066	$615

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

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including 65 or more offices in the U.S. and U.S. territories and 15 or more offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India, and Canada.

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three months periods ended March 31, 2019 and 2018 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2018 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2019 (the “Annual Report”).

Reclassifications

Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to the current year presentation. The reclassifications were immaterial.

Significant Accounting Policies

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, other liabilities (current and non-current) on the consolidated balance sheets.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments as of the commencement date. Since most lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate as of the commencement date in estimating the present value of future payments. The operating lease ROU asset is based on the present value of future lease payments and excludes impacts from lease incentives and initial costs incurred to obtain the lease. Lease terms, for the purposes of determining each lease’s present value, include options to extend or terminate the lease if it is reasonably certain and economically reasonable that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company uses leases to obtain use of a variety of different resources, including those for the use of facilities or equipment. These agreements may contain both lease and non-lease components which are generally accounted for separately. For equipment leases (including copier leases), the Company accounts for the lease component as well as insignificant non-lease components as a single lease.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard related to leases, Accounting Standard Update (“ASU”) 2016-02, Leases (Topic 842), to increase transparency and comparability among organizations by requiring the recognition of ROU assets and lease liabilities on the balance sheet for those leases classified as operating leases. Under the new standard, required disclosures enable users of financial statements to assess the amount, timing and uncertainty of cash flows arising from leases. The Company, using a modified retrospective adoption approach, is also required to recognize and measure leases existing at the beginning of the period of adoption, with certain practical expedients available.

The Company adopted the standard effective January 1, 2019. The Company choose the following practical expedients: not to re-assess existing and expired contracts to determine if they contain embedded leases; not to re-assess lease classification on existing leases; not to re-assess initial direct costs of obtaining leases; to account for lease and non-lease components as a single lease component for equipment leases; and to only apply the standard to leases with a term of twelve months or greater.

The most significant impact of adopting the standard was the recognition of ROU assets and lease liabilities for operating leases on the Company’s consolidated balance sheet but it did not have an impact on the Company’s consolidated statements of comprehensive income or consolidated statements of cash flow. The impact to the consolidated balance sheets before and after the adoption are as follows:

	January 1, 2019
	Before Adoption	Adoption Adjustments	After Adoption
Operating lease - right-of-use assets	$—	$137,152	$137,152
Operating lease liabilities - current	—	30,951	30,951
Accrued expenses and other current liabilities	1,843	(1,843)	—
Operating lease liabilities - non-current	—	121,982	121,982
Deferred rent	13,938	(13,938)	—

Stock Compensation

In June 2018, the FASB issued ASU 2018-07, Compensation—Stock Compensation (Topic 718).  The standard simplifies the accounting for share-based compensation to non-employees by aligning the guidance with share-based payments to employees.  It is effective for interim and annual reporting periods beginning after December 15, 2018.  The Company’s adoption of ASU 2018-07 did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

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

NOTE 2 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	March 31, 2019	December 31, 2018
Billed and billable	$227,583	$236,250
Allowance for doubtful accounts	(5,111)	(5,284)
Contract receivables, net	$222,472	$230,966

NOTE 3 – GOODWILL

The changes in the carrying amount of goodwill during the three-months period ended March 31, 2019 were as follows:

Balance as of December 31, 2018	$715,644
Goodwill resulting from business combination - Olson (1)	3,047
Goodwill resulting from business combination - We Are Vista (2)	579
Effect of foreign currency translation	1,090
Balance as of March 31, 2019	$720,360
(1)

In 2019, the Company recorded changes to goodwill representing an immaterial correction of an error for income tax balances related to acquired assets and liabilities from the business combination that occurred in 2014.  These balances were not significant to our previously reported financial position.

(2)	Goodwill measurement period adjustment related to the settlement of the working capital adjustment under the purchase agreement.

NOTE 4 – LONG-TERM DEBT

On May 17, 2017, the Company entered into a Fifth Amended and Restated Business Loan and Security Agreement with a syndication of 11 commercial banks (the “Credit Facility”). The Credit Facility: (i) included modifications to the Company’s Fourth Amended and Restated Business Loan and Security Agreement, (ii) matures on May 17, 2022, (iii) increased the borrowing ceiling up to $600.0 million without a borrowing base requirement, taking into account financial, performance-based limitations, and (iv) provided for an “accordion,” which permits additional revolving credit commitments of up to $300.0 million, subject to lenders’ approval.

The Company has the option to borrow funds under the Credit Facility at interest rates based on both LIBOR (1, 3, or 6 month rates) and the Base Rate (as defined herein), at its discretion, plus their applicable margins. Base Rates are fluctuating per annum rates of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, and (iii) the daily LIBOR rate, plus a LIBOR Margin between 1.00% and 2.00% based on its Leverage Ratio (as defined under the Credit Facility). The interest accrued based on LIBOR rates is to be paid on the last business day of the interest period (1, 3, or 6 months), while interest accrued based on the Base Rate is to be paid in quarterly installments. The Credit Facility also provides for letters of credit aggregating up to $60.0 million, which reduce the funds available under the Credit Facility when issued.  The unused portion of the Credit Facility is subject to a commitment fee between 0.13% and 0.25% per annum based on the Leverage Ratio.

The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio of not more than 3.75 to 1.00 (subject to adjustment, in certain circumstances) for each fiscal quarter. As of March 31, 2019, the Company was in compliance with its covenants under the Credit Facility.

As of March 31, 2019, the Company had $232.3 million long-term debt outstanding, ten outstanding letters of credit totaling $3.1 million, and unused borrowing capacity of $364.6 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $273.9 million as of March 31, 2019. The weighted-average interest rate on debt outstanding was 3.76% and 2.84% for the first three months of 2019 and 2018, respectively.

NOTE 5 – LEASES

The Company has operating leases for facilities and equipment which have remaining terms ranging from 1 to 29 years. The leases may include options to extend the lease periods for up to 5 years at rates approximating market rates and/or options to terminate the leases within 1 year. The leases may include a residual value guarantee or a responsibility to return the property to its original state of use. Certain leases contain provisions that provide for rental increases based on consumer price indices. The change in rent expense resulting from changes in these indices are included within variable rent.

Operating leases consisted of the following at March 31, 2019:

Real estate facilities	$132,596
Office equipment	2,062
Other	486
135,144
Amortization of right-of-use assets	(7,557)
Total operating lease right-of-use assets	$127,587

Rent expense is recognized on a straight-line basis over the lease term, net of sublease payments.  Rent expense consists of the following:

Three Months Ended
March 31, 2019
Operating lease costs	$8,896
Short-term lease costs	681
Variable lease costs	12
Total operating lease costs	9,589
Sublease income	—
Total rent expense	$9,589

Future minimum lease payments under non-cancellable leases as of March 31, 2019 were as follows:

March 31, 2020	$34,825
March 31, 2021	32,970
March 31, 2022	31,653
March 31, 2023	25,967
March 31, 2024	13,065
Thereafter	18,694
Total future minimum lease payments	157,174
Less: Interest	(14,174)
Total operating lease liabilities	$143,000

Operating lease liabilities - current	$30,324
Operating lease liabilities - non-current	112,676
Total operating lease liabilities	$143,000

Other information related to operating leases is as follows:

Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,389
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,159
Weighted-average remaining lease term - operating leases	5.1
Weighted-average discount rate - operating leases	3.8%

At March 31, 2019, the Company had additional operating leases that have not yet commenced of $16.6 million.  Such operating leases will commence within the next year and with lease terms of 1 year to 28 years.

NOTE 6 – OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Other comprehensive income (loss) includes foreign currency translation adjustments arising from the conversion of financial statements of foreign subsidiaries into U.S. dollars, the amortization of the gain on the sale of an interest rate hedge agreement, and the change in the fair value of current interest rate hedge agreements. Components of accumulated other comprehensive loss as of March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31, 2019
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)(5)	Total
Accumulated other comprehensive (loss) income at January 1, 2019	$(14,168)	$2,164	$(547)	$(12,551)
Current period other comprehensive (loss) income:
Other comprehensive income (loss) before reclassifications	1,254	—	(1,164)	90
Amounts reclassified from accumulated other comprehensive income	—	(180)	23	(157)
Effect of taxes (3)	—	47	303	350
Total current period other comprehensive (loss) income	1,254	(133)	(838)	283
Accumulated other comprehensive (loss) income at March 31, 2019	$(12,914)	$2,031	$(1,385)	$(12,268)

	Three Months Ended March 31, 2018
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at January 1, 2018	$(7,638)	$2,158	$441	$(5,039)
Reclassification of stranded tax effects due to adoption of accounting principle (4)	(1,307)	478	—	(829)
Adjusted beginning balance	(8,945)	2,636	441	(5,868)
Current period other comprehensive income (loss):
Other comprehensive income before reclassifications	1,578	—	445	2,023
Amounts reclassified from accumulated other comprehensive income	—	(120)	—	(120)
Effect of taxes (3)	(341)	47	—	(294)
Total current period other comprehensive (loss) income	1,237	(73)	445	1,609
Accumulated other comprehensive (loss) income at March 31, 2018	$(7,708)	$2,563	$886	$(4,259)

(1)

Represents the unamortized value of an interest rate hedge agreement, designated as a cash flow hedge, which was sold on December 1, 2016. The fair value of the interest rate hedge agreement, at the date of the sale, was recorded in other comprehensive income, net of tax, and is being reclassified to interest expense when earnings are impacted by the hedged items and as interest payments are made on the Credit Facility from January 31, 2018 to January 31, 2023.

(2)

Represents the change in fair value of interest rate hedge agreements designated as a cash flow hedge.  The fair value of the interest rate hedge agreements was recorded in other comprehensive income and will be reclassified to interest expense when earnings are impacted by the hedged items and as interest payments are made on the Credit Facility from August 31, 2018 to August 31, 2023.

(3)	The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was 19.5% and 22.5%, respectively.
(4)	The Company has adjusted the balance at December 31, 2017 of accumulated other comprehensive loss for the stranded tax effects caused by the enactment of the Tax Act.
(5)	The fair value of the fixed interest rate swap asset is included in other liabilities on the consolidated balance sheet.

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2019	18,817	$22	$326,208	$486,442	3,629	$(139,704)	$(12,551)	$660,417
Net income	—	—	—	15,318	—	—	—	15,318
Other comprehensive income	—	—	—	—	—	—	283	283
Equity compensation	—	—	4,151	—	—	—	—	4,151
Exercise of stock options	11	—	404	—	—	—	—	404
Issuance of shares pursuant to vesting of stock units	255	1	—	—	—	—	—	1
Net payments for stock issuances and buybacks	(217)	—	—	—	217	(15,369)	—	(15,369)
Dividends declared	—	—	—	(2,634)	—	—	—	(2,634)
Balance at March 31, 2019	18,866	$23	$330,763	$499,126	3,846	$(155,073)	$(12,268)	$662,571

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2018	18,662	$22	$307,821	$434,766	3,357	$(121,540)	$(5,039)	$616,030
Net income	—	—	—	12,417	—	—	—	12,417
Other comprehensive income	—	—	—	—	—	—	1,609	1,609
Equity compensation	—	—	2,320	—	—	71	—	2,391
Exercise of stock options	76	—	1,800	—	—	—	—	1,800
Issuance of shares pursuant to vesting of stock units	187	—	—	—	(3)	—	—	—
Net payments for stock issuances and buybacks	(158)	—	—	—	158	(9,109)	—	(9,109)
Reclassification of stranded tax effects due to adoption of accounting principle	—	—	—	829	—	—	(829)	—
Dividends declared	—	—	—	(2,637)	—	—	—	(2,637)
Balance at March 31, 2018	18,767	$22	$311,941	$445,375	3,512	$(130,578)	$(4,259)	$622,501

NOTE 8 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows for the three months ended March 31, 2019 and 2018:

	2019		2018
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$11,694	$5,689	$11,809	$19,292
Restricted cash - current (1)	—	—	11,191	—
Restricted cash - non-current	1,292	—	1,266	1,273
Total of cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$12,986	$5,689	$24,266	$20,565
(1)	Restricted cash – current at the beginning of 2018 represents amount held in an escrow account for a business acquisition.

NOTE 9 – REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients, most of which is earned over time, into categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors. Those categories are client market, client type and contract mix. Client market revenue information provides insight into the breadth of the Company’s expertise. In classifying revenue by client market, the Company attributes revenue from a client to the market that the Company believes is the client’s primary market. The Company also classifies revenue by the type of entity for which it does business, which is an indicator of the diversity of its client base. The Company attributes revenue generated as a subcontractor to a commercial company as government revenue when the ultimate client is a government agency or department. Finally, disaggregation by contract mix provides insight in terms of the degree of performance risk that the Company has assumed. Fixed-price contracts are considered to provide the highest amount of performance risk as the Company is required to deliver a scope of work or level of effort for a negotiated fixed price. Time-and-materials contracts require the Company to provide skilled employees on contracts for negotiated fixed hourly rates. Since the Company is not required to deliver a scope of work, but merely skilled employees, it considers these contracts to be less risky than a fixed-price agreement. Cost-based contracts are considered to provide the lowest amount of performance risk since the Company is generally reimbursed for all contract costs incurred in performance of contract deliverables with only the amount of incentive or award fees (if applicable) dependent on the achievement of negotiated performance requirements.

Increases in revenue from energy, environment, and infrastructure client markets, and U.S. state and local governments in the three months ended March 31, 2019 compared to the prior year period were primarily due to work performed on disaster recovery and relief efforts which also caused an increase in revenue generated through time-and-materials contracts. Consumer and financial client market revenue increased primarily due to acquisitions during the prior year.

	Three Months Ended
	March 31, 2019		March 31, 2018
	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, and infrastructure	$153,651	45%	$124,250	41%
Health, education, and social programs	121,337	35%	122,928	41%
Safety and security	29,052	9%	25,475	8%
Consumer and financial	37,214	11%	30,127	10%
Total	$341,254	100%	$302,780	100%

	Three Months Ended
	March 31, 2019		March 31, 2018
	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$131,823	39%	$134,185	44%
U.S. state and local government	65,522	19%	31,313	10%
International government	27,158	8%	28,767	10%
Total Government	224,503	66%	194,265	64%
Commercial	116,751	34%	108,515	36%
Total	$341,254	100%	$302,780	100%

	Three Months Ended
	March 31, 2019		March 31, 2018
	Dollars	Percent	Dollars	Percent
Contract Mix:
Fixed-price	$133,534	39%	$122,328	40%
Time-and-materials	156,347	46%	124,342	41%
Cost-based	51,373	15%	56,110	19%
Total	$341,254	100%	$302,780	100%

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed often due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing. The net contact assets (liabilities) increased $22.7 million due primarily to increases in contract assets offset partially by increases in contract liabilities. The increase in contract assets is primarily due to hurricane relief and rebuild work for U.S. state and local governments, which is considered part of the energy, environment and infrastructure client market, and most of which has been performed on time-and-materials agreements. There were no material changes to contract balances due to impairments or business combinations during the period.

	March 31, 2019	December 31, 2018	$ Change	% Change
Contract assets	$151,805	$126,688	$25,117	19.8%
Contract liabilities	(35,936)	(33,494)	(2,442)	7.3%
Net contract assets (liabilities)	$115,869	$93,194	$22,675	24.3%

Performance Obligations:

The Company had $1.4 billion in unfulfilled performance obligations as of March 31, 2019, which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts and were generally valued using an estimated cost plus margin approach, with variable consideration being estimated at the most likely amount.  The Company expects to satisfy these performance obligations, on average, in one year.

NOTE 10 – INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2019 and 2018 was 19.5% and 22.5%, respectively.

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

The Company’s total liability for unrecognized tax benefits as of March 31, 2019 was $0.2 million. There were $0.2 million in tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate.

The Company does not recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

On December 20, 2017, the U.S. Congress passed the Tax Cuts and Jobs Act (the “Tax Act”), which was signed into law on December 22, 2017 and was generally effective beginning January 1, 2018. The Company has been impacted in several ways as a result of the Tax Act, including, but not limited to, a permanent reduction in the federal corporate income tax rate from 35% to 21%.  The Company completed the accounting for the tax effects of the enactment of the Tax Act in the fourth quarter of 2018.

The Tax Act subjects U.S. corporations to current tax on global intangible low-taxed income (or “GILTI”) earned by certain foreign subsidiaries. Pursuant to FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company elected in the first quarter of fiscal year 2018 to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred.  The GILTI tax provision for the quarter ended March 31, 2019 and 2018 was immaterial.

NOTE 11 – ACCOUNTING FOR STOCK COMPENSATION

On April 4, 2018, the Company’s board of directors approved the 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”), which was subsequently approved by the stockholders and became effective on May 31, 2018 (the “Effective Date”). The 2018 Omnibus Plan replaced the previous 2010 Omnibus Incentive Plan (the “Prior Plan”).

On or after the Effective Date, the 2018 Omnibus Plan allows the Company to grant 1,185,000 shares using stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance share awards (“PSAs”), and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 347,629 as of March 31, 2019, remain subject to its terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date. As of March 31, 2019, the Company had approximately 915,297 shares available for grant under the 2018 Omnibus Plan. The 2018 Omnibus Plan also gives the Company the ability to issue cash-settled RSUs (“CSRSUs”). The CSRSUs have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share (“EPS”) calculations.

During the three months ended March 31, 2019, the Company granted to its employees 136,480 shares in the form of RSUs with an average grant date fair value of $76.56, and the equivalent value of 95,638 shares in the form of CSRSUs with an average grant date fair value of $76.56. During the three months ended March 31, 2019, the Company also granted 47,290 shares in the form of PSAs to its employees with a grant date fair value of $82.38 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2019 have a performance period from January 1, 2019 through December 31, 2021 and the performance conditions are consistent with the PSAs granted in prior years.

The Company recognized stock-based compensation expense of $6.7 million and $4.9 million for the three months ended March 31, 2019 and 2018, respectively. Unrecognized compensation expense of approximately $21.3 million as of March 31, 2019 related to unsettled RSUs is expected to be recognized over a weighted-average period of 2.2 years. The unrecognized compensation expense related to CSRSUs totaled approximately $15.0 million at March 31, 2019 and is expected to be recognized over a weighted-average period of 1.9 years. Unrecognized compensation expense related to PSAs of approximately $7.0 million as of March 31, 2019 is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 12 – EARNINGS PER SHARE

Earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation was due entirely to the assumed exercise of stock options and the vesting and settlement of RSUs and PSAs. PSAs are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were also the end of the applicable performance period and the result would be dilutive under the treasury stock method.

As of March 31, 2019, the PSAs granted during the year ended December 31, 2017 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2018 and during the three months ended March 31, 2019 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.  There were 31,840 and 26,420 weighted-average shares excluded from the calculation of EPS because they were anti-dilutive for the three months ended March 31, 2019 and 2018, respectively.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended
	March 31,
	2019	2018
Net Income	$15,318	$12,417

Weighted-average number of basic shares outstanding during the period	18,825	18,670
Dilutive effect of stock options, RSUs, and performance shares	438	488
Weighted-average number of diluted shares outstanding during the period	19,263	19,158

Basic earnings per share	$0.81	$0.67
Diluted earnings per share	$0.80	$0.65

NOTE 13 – SHARE REPURCHASE PROGRAM

The Company’s current share repurchase program allows for share repurchases in the aggregate up to $100.0 million under share repurchase plans approved by the board of directors pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  The Credit Facility permits unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.25 to 1.00. As of March 31, 2019, $77.5 million remained available for share repurchases under the approved share repurchase program.

NOTE 14 – SUBSEQUENT EVENTS

On May 2, 2019, the Company’s board of directors approved a $0.14 per share cash dividend.  The dividend will be paid on July 16, 2019 to shareholders of record as of the close of business on June 14, 2019.

NOTE 15 – CONTINGENCIES

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

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in the forward-looking statements, including, but not limited to:

•	Our dependence on contracts with United States (“U.S.”) federal, state and local, and international governments, agencies and departments for the majority of our revenue;
•	Changes in federal government budgeting and spending priorities;
•	Failure by Congress or other governmental bodies to approve budgets and debt ceiling increases in a timely fashion and related reduction in government spending;
•	Failure of the Administration and Congress to agree on spending priorities, which may result in temporary shutdowns of non-essential federal functions, including our work to support such functions;
•	Results of routine and non-routine government audits and investigations;
•	Dependence of commercial work on certain sectors of the global economy that are highly cyclical;
•	Failure to realize the full amount of our backlog;
•	Difficulties in integrating acquisitions generally;
•	Risks resulting from expanding service offerings and client base;
•	The lawsuit filed by the State of Louisiana seeking approximately $220.2 million in alleged overpayments from the Road Home contract; and
•	Additional risks as a result of having international operations.

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

The terms “we,” “our,” “us,” and “Company,” as used throughout this Quarterly Report, refer to ICF International, Inc. and its subsidiaries, unless otherwise indicated. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local governments and the governments of U.S. territories. The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on February 27, 2019 (our “Annual Report”).

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

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about: clean energy and energy efficiency; health promotion, treatment, and cost control; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Harvey, Irma, Maria and Michael) that devastated communities in Texas, Florida, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts.  We believe our prior and current experience with disaster relief and rebuild efforts, including those from Hurricanes Maria, Katrina and Rita, and Superstorm Sandy, put us in a favorable position to continue to provide recovery assistance, housing, and environmental and infrastructure solutions on behalf of federal departments and agencies, state and local governments, and regional agencies.

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

Employees and Offices:

We have more than 7,000 full and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, 65 or more regional offices throughout the U.S. and U.S. territories and 15 or more offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of our financial condition and results of operations is based on our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of these consolidated financial statements requires us to make certain estimates and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and our application of critical accounting policies, including: revenue recognition, impairment of goodwill and other intangible assets, income taxes, and stock-based compensation.  See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” in our Annual Report and “Note 1—Basis of Presentation and Nature of Operations—Significant Accounting Policies” and “Note 1—Basis of Presentation and Nature of Operations—Recent Accounting Pronouncements” in the “Notes to Consolidated Financial Statements” in this Quarterly Report for further discussions of our significant accounting policies and estimates.

We periodically evaluate our critical accounting policies and estimates based on changes in generally accepted accounting principles that may have an effect on our financial statements.  In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 revises the accounting for leases and requires lessees to recognize a right-of-use asset and a corresponding lease liability that depicts the rights and obligations arising from a lease agreement. We implemented ASU 2016-02 on January 1, 2019 and elected certain practical expedients available under the ASU. The result of the adoption was the recognition of right-of-use asset totaling $136.9 million and lease liabilities totaling $152.7 million as of the adoption date. For further discussion see “Note 1—Basis of Presentation and Nature of Operations—Significant Accounting Policies — Leases” and “Note 1—Basis of Presentation and Nature of Operations—Recent Accounting Pronouncements Adopted” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting standards are discussed in “Note 1—Basis of Presentation and Nature of Operations—Recent Accounting Pronouncements” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

SELECTED KEY METRICS

In order to evaluate operations, we track revenue by key metrics that provide useful information about the nature of our business. Client markets provide insight into the breadth of our expertise. Client type is an indicator of the diversity of our client base. Revenue by contract mix provides insight in terms of the degree of performance risk that we have assumed. Significant variances in the key metrics tables that are provided below are discussed under the revenue section of the results of operations. For further discussion see “Note 9—Revenue Recognition” in this Quarterly Report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2019, Compared to Three Months Ended March 31, 2018

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended March 31,				Three Months Ended
	Dollars		Percentages		March 31, 2018 and 2019
(dollars in thousands)	2019	2018	2019	2018	Dollars	Percent
Revenue	$341,254	$302,780	100.0%	100.0%	$38,474	12.7%
Direct Costs	215,949	188,826	63.3%	62.4%	27,123	14.4%
Operating Costs and Expenses:
Indirect and selling expenses	96,519	89,659	28.3%	29.6%	6,860	7.6%
Depreciation and amortization	4,762	4,469	1.4%	1.5%	293	6.6%
Amortization of intangible assets	2,135	2,244	0.6%	0.7%	(109)	(4.9%)
Total Operating Costs and Expenses	103,416	96,372	30.3%	31.8%	7,044	7.3%
Operating Income	21,889	17,582	6.4%	5.8%	4,307	24.5%
Interest expense	(2,453)	(1,666)	(0.7%)	(0.5%)	(787)	47.2%
Other (expense) income	(412)	104	(0.1%)	—	(516)	(496.2%)
Income before Income Taxes	19,024	16,020	5.6%	5.3%	3,004	18.8%
Provision for Income Taxes	3,706	3,603	1.1%	1.2%	103	2.9%
Net Income	$15,318	$12,417	4.5%	4.1%	$2,901	23.4%

Revenue. Revenue for the three months ended March 31, 2019 was $341.3 million, compared to $302.8 million for the three months ended March 31, 2018, representing an increase of $38.5 million or 12.7%. The increase in revenue was primarily attributable to a $30.2 million increase in government revenue and a $8.3 million increase in revenue from commercial clients. The increase in government client revenue was the result of a $34.2 million increase in revenue earned on state and local government contracts, primarily because of increases in the energy, environment and infrastructure client market in response to hurricane relief and recovery efforts. This increase was partially offset by a decrease of $2.4 million in our federal government clients as a result of a partial federal government shutdown in January 2019, and a $1.6 million decrease in revenue from our international government clients. The increase in commercial revenue was primarily due to a $7.1 million increase in our consumer and financial client revenue driven primarily by revenue derived as a result of companies acquired in 2018, and a $1.3 million increase in our energy, environment and infrastructure client market revenue. During the three months ended March 31, 2019 when compared to the prior period ending March 31, 2018, organic revenue increased by $25.8 million and revenue from companies acquired after the first quarter of 2018 provided additional revenue of $12.7 million.

Direct Costs. Direct costs for the three months ended March 31, 2019 were $215.9 million compared to $188.8 million for the three months ended March 31, 2018, an increase of $27.1 million or 14.4%. The increase in direct costs was attributable to an increase of $21.0 million in subcontractor and other direct costs and $6.1 million increase in direct labor and associated fringe benefits. The increase in both direct labor and subcontractor and other direct costs is primarily due to an increase in revenues and the effect of additional costs related to companies acquired after the first quarter of 2018. As we have been successful in winning larger contracts, our own labor services component has generally decreased because larger contracts typically are broader in scope and require more diverse capabilities, resulting in more subcontracted effort, more other direct costs, and slightly lower margins. Direct costs as a percent of revenue increased to 63.3% for the three months ended March 31, 2019, compared to 62.4% for the three months ended March 31, 2018.

Indirect and selling expenses. Indirect and selling expenses for the three months ended March 31, 2019 was $96.5 million compared to $89.7 million for the three months ended March 31, 2018, an increase of $6.9 million or 7.6%. The increase in indirect and selling expense was primarily due to a $5.3 million increase in general and administrative costs and a $1.5 million increase in indirect labor and fringe. The increased costs included indirect labor and selling expense from companies acquired after the first quarter of 2018, planned investments in our internal processes and infrastructure and an increase in our incentive compensation. These increases were partially offset by a reduction in bad debt expense due to a change in our estimate of the collectability of amounts due from a client that recently filed for bankruptcy. Indirect and selling expenses as a percent of revenue decreased to 28.3% for the three months ended March 31, 2019, compared to 29.6% for the three months ended March 31, 2018. The decrease in indirect and selling expenses as a percent of revenues is due to higher growth in revenues when compared with a lower growth in indirect and selling expenses.

Depreciation and amortization. Depreciation and amortization was $4.8 million for the three months ended March 31, 2019 compared to $4.5 million for the three months ended March 31, 2018.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2019 was $2.1 million compared to $2.2 million for the three months ended March 31, 2018. The $0.1 million decrease was primarily due to reduced levels of intangible assets amortization associated with prior acquisitions, which were only partially offset by amortization from recent acquisitions.

Operating Income. Operating income was $21.9 million for the three months ended March 31, 2019 compared to $17.6 million for the three months ended March 31, 2018, an increase of $4.3 million or 24.5%. Operating income as a percentage of revenue increased to 6.4% for the three months ended March 31, 2019, compared to 5.8% for the three months ended March 31, 2018. Our higher revenue base, favorable business mix and cost discipline drove a net improvement in operating income and operating margin.

Interest expense. For the three months ended March 31, 2019 and 2018, interest expense was $2.5 million and $1.7 million. The change in interest expense for the three months ended March 31, 2019 was primarily due to an increase in the weighted average debt balance on the credit facility and the weighted-average interest rate on our long-term debt.

Other (expense) income. Other expense was $0.4 million for the three months ended March 31, 2019 compared to other income of $0.1 million for the three months ended March 31, 2018. The activity in other (expense) income for the three months ended March 31, 2019 and 2018 is primarily due to unrealized and realized foreign currency gains and losses.

Provision for Income Taxes. For the three months ended March 31, 2019, income tax expense was $3.7 million compared to $3.6 million for the three months ended March 31, 2018, an increase of $0.1 million. The increase in income tax expense is due to the increase in pre-tax income, partially offset by the decline in the effective income tax rate. The effective income tax rate for the three months ended March 31, 2019 and 2018 was 19.5% and 22.5%, respectively.  The decrease in the effective income tax rate was primarily due to a discrete, windfall tax benefit of $2.0 million resulting from the exercise of equity-based compensation and the recognition of permanently non-taxable income which were only partially offset by an increase in non-deductible executive compensation in the three months ended March 31, 2019.

NON-GAAP MEASURES

Service Revenue

Service revenue represents revenue less subcontractor and other direct costs, which, among other things, include third-party materials and travel expenses. We believe service revenue is a useful measure to investors since, as a consulting firm, a key source of our profit is revenue obtained from the services that we provide to our clients through our employees. Service revenue is not a recognized term under U.S. GAAP and should not be considered an alternative to revenue as a measure of operating performance. This presentation of service revenue may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures.

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Revenue	$341,254	$302,780
Subcontractor and other direct costs	(99,899)	(78,882)
Service revenue	$241,355	$223,898

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated. Certain immaterial amounts in the prior year has been revised to conform with the current presentation of Adjusted EBITDA:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Net income	$15,318	$12,417
Other expense (income)	412	(104)
Interest expense	2,453	1,666
Provision for income taxes	3,706	3,603
Depreciation and amortization	6,897	6,713
EBITDA	28,786	24,295
Special charges related to acquisition expenses (1)	—	62
Special charges related to severance for staff realignment (2)	454	655
Adjustment related to bad debt reserve (3)	(782)	—
Total special charges	(328)	717
Adjusted EBITDA	$28,458	$25,012

(1)

Special charges related to acquisition expenses: These costs are mainly related to closed and anticipated-to-close acquisitions, consisting primarily of consultant and other outside third-party costs and amortization of deferred consideration payments, discounted as part of the acquisition.

(2)

Special charges related to severance for staff realignment: These costs are mainly due to involuntary employee termination benefits for Company officers or groups of employees who have been notified that they will be terminated as part of a consolidation or reorganization.

(3)

Adjustment related to bad debt reserve: During 2018, we established a bad debt reserve for amounts due from a utility client that had filed for bankruptcy and included the reserve as an adjustment due to its relative size. The current quarter adjustment reflects a favorable revision of our estimate of collectability based on third party interest in acquiring the receivables.

Non-GAAP Diluted Earnings per Share

Non-GAAP diluted earnings per share (“EPS”) represents diluted EPS excluding the impact of certain items such as severance for staff realignment, and facility consolidations and office closures (which are also excluded from Adjusted EBITDA as described further above), as well as the impact of amortization of intangible assets related to our acquisitions. While these adjustments may be recurring and not infrequent or unusual, we do not consider these adjustments to be indicative of the performance of our ongoing operations. Non-GAAP diluted EPS is not a recognized term under U.S. GAAP and is not an alternative to basic or diluted EPS as a measure of performance. This presentation of Non-GAAP diluted EPS may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe that the supplemental adjustments applied in calculating Non-GAAP diluted EPS are reasonable and appropriate to provide additional information to investors.

The following table presents a reconciliation of diluted EPS to Non-GAAP diluted EPS for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Diluted EPS	$0.80	$0.65
Special charges related to severance for staff realignment	0.02	0.03
Adjustment related to bad debt reserve	(0.04)	—
Amortization of intangibles	0.11	0.12
Income tax effects (1)	(0.02)	(0.03)
Non-GAAP Diluted EPS	$0.87	$0.77
(1)	Income tax effects were calculated using an effective U.S. GAAP tax rate of 19.5% and 22.5% for the three months ended March 31, 2019 and 2018, respectively.

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

Financial Condition. There were several changes in our balance sheet as of March 31, 2019 compared to the balance sheet as of December 31, 2018.  Cash and cash equivalents decreased to $5.7 million as of March 31, 2019, from $11.7 million on December 31, 2018. Restricted cash (current and non-current) decreased $1.3 million to $0.0 million from $1.3 million at December 31, 2018. These changes are further discussed in “Cash Flow” below.

Contract receivables, net of allowance for doubtful accounts, decreased to $222.5 million compared to $231.0 million on December 31, 2018 primarily due to improved collections efforts. Contract receivables are a significant component of our working capital and generally increase due to revenue growth and may be favorably or unfavorably impacted by our collection’s efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients. Contract assets and contract liabilities, on a contract by contract basis, represent revenue in excess of billings, and billings in excess of revenue, respectively, both of which generally arise from revenue timing and contractually stipulated billing schedules or billing complexity. At March 31, 2019, contract assets and contract liabilities were $151.8 million and $35.9 million, respectively, compared to $126.7 million and $33.5 million, respectively, at December 31, 2018.

We evaluate our collections efforts using the days-sales-outstanding ratio, or DSO, which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities), by revenue per day. Days-sales-outstanding increased from 77 days for the quarter ended December 31, 2018 to 89 days for the quarter ended March 31, 2019 primarily due to timing differences in client billings driven largely by disaster relief and rebuild efforts which have complex reporting and billing requirements.

Property and equipment, net of depreciation and amortization, increased due to capital expenditures primarily related to increases in capitalized software and computer equipment as the Company invests in its infrastructure as well as obtaining additional property and equipment related to recent acquisitions.

Goodwill, as discussed in “Note 3—Goodwill” in the “Notes to Consolidated Financial Statements” in this Quarterly Report, increased due to an immaterial correction of an error from a prior acquisition and the impact of foreign currency translation.

Effective January 1, 2019, the Company implemented the new lease standard. The standard, among other changes, requires lessees to recognize, for all leases with terms of greater than one year, a right-of-use asset and lease liability which depicts the rights and obligations arising from a lease agreement. As a result, the Company has recorded a right-of-use asset totaling $127.6 million related to its operating leases and $30.3 million and $112.7 million of current and long-term lease liabilities, respectively. The adoption of the new standard is discussed in “Note 1-Basis of Presentation and Nature of Operations-Significant Accounting Policies” and “Note 1—Basis of Presentation and Nature of Operations—Recent Accounting Pronouncements” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

Total current liabilities, exclusive of the current portion of operating lease liabilities and contract liabilities (both of which are discussed above), consists of: accounts payable, accrued salaries and benefits, accrued subcontractors and other direct costs and accrued expenses and other current liabilities.  These operating liabilities were $214.9 million at March 31, 2019, a decrease of $29.7 million compared to $244.6 million at December 31, 2018. The net decrease in these liabilities was due primarily to timing of payments in the first quarter of 2019, the increased activity in the fourth quarter of 2018 and, to a lesser extent, the impact of the acquired companies.

Long-term debt increased to $232.3 million on March 31, 2019 from $200.4 million on December 31, 2018, primarily due to net draws on our Credit Facilities of $31.9 million to fund current operations and business acquisitions. The weighted average debt balance on the credit facility for the three months ended March 31, 2019 and 2018 was $230.9 million and $206.0 million. The weighted average interest rate on the Credit Facility for the three months ended March 31, 2019 and 2018 was 3.76% and 2.84%. We generally utilize cash flow from operations as our primary source of funding and turn to our Credit Facility to fund temporary fluctuations such as increases in accounts receivable, reductions in accounts payable and accrued expenses, the purchase of treasury stock and to meet funding requirements of acquisitions.

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

Share Repurchase Program. In September 2017 the board of directors approved a share repurchase program that authorizes share repurchases in the aggregate up to $100.0 million. Our total repurchases are also limited by the Credit Facility as described in “Note 13—Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.  Our overall repurchase limit is the lower of the amount imposed by our board of directors and by the Credit Facility.  Purchases under the repurchase program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the three months ended March 31, 2019, we repurchased 122,000 shares under this program at an average price of $70.53 per share. As of March 31, 2019, $77.5 million remained available for share repurchases.

Dividends.  Cash dividends declared thus far in 2019 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 26, 2019	$0.14	March 29, 2019	April 16, 2019
May 2, 2019	$0.14	June 14, 2019	July 16, 2019

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the three months ended March 31, 2019 and 2018:

	Three Months Ended
	March 31,
(in thousands)	2019	2018
Net Cash Used in Operating Activities	$(12,688)	$(5,847)
Net Cash Used in Investing Activities	(9,358)	(15,071)
Net Cash Provided by Financing Activities	14,444	17,097
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	305	120
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(7,297)	$(3,701)

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered. Operating activities used $12.7 million in cash for the three months ended March 31, 2019 compared to cash used by operating activities of $5.8 million for the three months ended March 31, 2018. The decrease in cash flows provided by operations for the three months ended March 31, 2019 compared to the prior year was primarily due to the increase in contract assets and net decrease in our operating liabilities, accounts payable, accrued salaries and benefits, accrued subcontractors and other direct costs and accrued expenses and other liabilities, partially offset by the improvement in net income, contract receivables, deferred income taxes and non-cash equity compensation.

Investing activities used cash of $9.4 million for the three months ended March 31, 2019, compared to $15.1 million for the three months ended March 31, 2018. Our cash flows used in investing activities consists primarily of capital expenditures and acquisitions.  The cash used in investing activities for the three months ended March 31, 2019 included acquisitions of $1.8 million and $7.5 million for capital expenditures.  The cash used in investing activities for the three months ended March 31, 2018 included acquisition costs $11.8 million and $3.2 million of capital expenditures.

Our cash flows provided by financing activities consists primarily of debt and equity transactions. For the three months ended March 31, 2019, cash flows provided by financing activities of $14.4 million was largely attributable to cash provided by net advances on our Credit Facility of $31.9 million, partially offset by cash used for net payments for stock issuances and buybacks of $15.2 million, primarily representing shares repurchased under our share repurchase program, and payments of cash dividends totaling $2.6 million. For the three months ended March 31, 2018, cash flows used in financing activities of $17.1 million was largely attributable to net advances on our Credit Facility of $25.2 million, partially offset by cash used for payments for stock issuances and buybacks of $9.1 million and payments of cash dividends totaling $2.6 million

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. We performed the evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As a result of the Company’s adoption of the new lease accounting standard ASU 2016-02, Leases (Topic 842), we implemented controls to ensure adequate evaluation of our lease commitments and assessment of the impact of the new accounting standard related to our financial statements to facilitate its adoption on January 1, 2019.  There were no other significant changes to our internal control over financial reporting due to the adoption of the new standard, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the period covered by this Quarterly Report or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

  Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for three months ended March 31, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 - January 31	79,269	$64.14	42,000	$83,356,460
February 1 - February 28	39,020	$71.37	38,000	$80,636,821
March 1 - March 31	99,164	$75.63	42,000	$77,457,354
Total	217,453	$70.68	122,000
(1)

The total number of shares purchased of 217,453 includes shares repurchased pursuant to our share repurchase program described further in footnote (3) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of any restricted stock units and performance-based share awards in accordance with our applicable long-term incentive plan.

(2)	During the three months ended March 31, 2019, we repurchased 95,453 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $70.86 per share.
(3)

The current share repurchase program authorizes share repurchases in the aggregate up to $100.0 million, not to exceed the amount allowed under the Credit Facility. During the three months ended March 31, 2019, we repurchased 122,000 shares under the stock repurchase plan at an average price of $70.53 per share.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 formatted in eXtensible Business Reporting Language (XBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 3, 2019	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

May 3, 2019	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)