Form 10-Q
period 2019-06-30
ICF International, Inc.
filed 2019-08-02
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 26, 2019, there were 18,789,454 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets
Current Assets:
Cash and cash equivalents	$6,304	$11,694
Contract receivables, net	276,982	230,966
Contract assets	141,960	126,688
Prepaid expenses and other assets	16,733	16,253
Income tax receivable	12,194	6,505
Total Current Assets	454,173	392,106
Property and Equipment, net	54,455	48,105
Other Assets:
Restricted cash - non-current	—	1,292
Goodwill	719,117	715,644
Other intangible assets, net	29,548	35,494
Operating lease - right-of-use assets	132,715	—
Other assets	23,762	21,221
Total Assets	$1,413,770	$1,213,862

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$95,068	$102,599
Contract liabilities	33,435	33,494
Operating lease liabilities - current	29,238	—
Accrued salaries and benefits	47,636	44,103
Accrued subcontractors and other direct costs	41,275	58,791
Accrued expenses and other current liabilities	27,311	39,072
Total Current Liabilities	273,963	278,059
Long-term Liabilities:
Long-term debt	288,544	200,424
Operating lease liabilities - non-current	116,940	—
Deferred rent	—	13,938
Deferred income taxes	42,079	40,165
Other long-term liabilities	25,607	20,859
Total Liabilities	747,133	553,445

Contingencies (Note 15)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 22,722,494 and 22,445,576 shares issued as of June 30, 2019 and December 31, 2018, respectively; 18,758,986 and 18,817,495 shares outstanding as of June 30, 2019 and December 31, 2018, respectively	23	22
Additional paid-in capital	335,345	326,208
Retained earnings	511,095	486,442
Treasury stock	(164,705)	(139,704)
Accumulated other comprehensive loss	(15,121)	(12,551)
Total Stockholders’ Equity	666,637	660,417
Total Liabilities and Stockholders’ Equity	$1,413,770	$1,213,862

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

(in thousands, except per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenue	$366,717	$324,315	$707,971	$627,095
Direct costs	235,053	206,565	451,002	395,391
Operating costs and expenses:
Indirect and selling expenses	101,450	90,410	197,969	180,069
Depreciation and amortization	5,595	4,045	10,357	8,514
Amortization of intangible assets	2,077	2,270	4,212	4,514
Total operating costs and expenses	109,122	96,725	212,538	193,097

Operating income	22,542	21,025	44,431	38,607
Interest expense	(2,934)	(2,167)	(5,387)	(3,833)
Other income (expense)	186	(318)	(226)	(214)
Income before income taxes	19,794	18,540	38,818	34,560
Provision for income taxes	5,183	4,923	8,889	8,526
Net income	$14,611	$13,617	$29,929	$26,034

Earnings per Share:
Basic	$0.78	$0.72	$1.59	$1.39
Diluted	$0.76	$0.71	$1.56	$1.36

Weighted-average Shares:
Basic	18,805	18,806	18,815	18,738
Diluted	19,133	19,209	19,213	19,208

Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28

Other comprehensive loss, net of tax	(2,853)	(3,317)	(2,570)	(1,708)
Comprehensive income, net of tax	$11,758	$10,300	$27,359	$24,326

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

(in thousands)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$29,929	$26,034
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	304	638
Deferred income taxes	2,872	598
Non-cash equity compensation	7,865	5,347
Depreciation and amortization	14,569	13,027
Facilities consolidation reserve	(134)	(127)
Amortization of debt issuance costs	254	256
Impairment of long-lived assets	1,728	—
Other adjustments, net	(450)	485
Changes in operating assets and liabilities:
Net contract assets and liabilities	(15,508)	(19,658)
Contract receivables	(46,212)	(6,609)
Prepaid expenses and other assets	(1,609)	(7,115)
Accounts payable	(7,569)	(11,283)
Accrued salaries and benefits	3,535	(1,378)
Accrued subcontractors and other direct costs	(17,479)	(17,280)
Accrued expenses and other current liabilities	(11,460)	3,757
Income tax receivable and payable	(8,733)	(7,315)
Other liabilities	152	(1,102)
Net Cash Used in Operating Activities	(47,946)	(21,725)

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(14,516)	(9,397)
Payments for business acquisitions, net of cash received	(1,819)	(11,838)
Net Cash Used in Investing Activities	(16,335)	(21,235)

Cash Flows from Financing Activities
Advances from working capital facilities	378,474	284,773
Payments on working capital facilities	(290,354)	(247,378)
Payments on capital expenditure obligations	(1,621)	(3,131)
Debt issue costs	—	(21)
Proceeds from exercise of options	429	3,533
Dividends paid	(5,278)	(2,635)
Net payments for stockholder issuances and buybacks	(24,158)	(8,597)
Net Cash Provided by Financing Activities	57,492	26,544
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	107	(249)

Decrease in Cash, Cash Equivalents, and Restricted Cash	(6,682)	(16,665)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	12,986	24,266
Cash, Cash Equivalents, and Restricted Cash, End of Period	$6,304	$7,601

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$4,697	$3,641
Income taxes	$15,426	$11,490
Non-cash investing and financing transactions:
Capital expenditure obligations	$—	$6,121

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

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including 69 offices in the U.S. and U.S. territories and 15 offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India, and Canada.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the consolidated financial statements where estimates may have the most significant effect include contractual and regulatory reserves, valuation and lives of tangible and intangible assets, contingent consideration related to business acquisitions, impairment of long-lived assets, accrued liabilities, revenue recognition and costs to complete fixed-price contracts, bonus and other incentive compensation, stock-based compensation, reserves for tax benefits and valuation allowances on deferred tax assets, provisions for income taxes, collectability of receivables, and loss accruals for litigation. Actual results experienced by the Company may differ from management's estimates.

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three and six month periods ended June 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2018 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2019 (the “Annual Report”).

Reclassifications

Certain amounts in the 2018 consolidated statements of cash flows have been reclassified to conform to the current year presentation.

Significant Accounting Policies

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities (current and non-current) on the consolidated balance sheets.

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

The Company uses leases to obtain use of a variety of different resources, including those for the use of facilities or equipment. These agreements may contain both lease and non-lease components which are generally accounted for separately. For equipment leases (including copier leases), the Company accounts for the lease component as well as insignificant non-lease components, as a single lease.

Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset. The Company recognized impairment expense, included in indirect and selling expenses, of $1.7 million in the second quarter of 2019 related to intangible assets associated with a historical business acquisition.

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

The Company adopted the standard effective January 1, 2019. The Company chose the following practical expedients: not to re-assess existing and expired contracts to determine if they contain embedded leases; not to re-assess lease classification on existing leases; not to re-assess initial direct costs of obtaining leases; to account for lease and non-lease components as a single lease component for equipment leases; and to only apply the standard to leases with a term greater than twelve months.

The most significant impact of adopting the standard was the recognition of ROU assets and lease liabilities for operating leases on the Company’s consolidated balance sheets but it did not have a material impact on the Company’s consolidated statements of comprehensive income or consolidated statements of cash flow. The impact to the consolidated balance sheets before and after the adoption are as follows:

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

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.  The ASU requires companies to measure credit losses by using a methodology that reflects the expected credit losses based on historical information, current economic conditions, and reasonable and supportable information. The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted.  The Company is currently in the process of evaluating the impact of adoption but does not anticipate that there will be a material impact on the consolidated financial statements as a result of adopting the standard.

NOTE 2 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	June 30, 2019	December 31, 2018
Billed and billable	$282,335	$236,250
Allowance for doubtful accounts	(5,353)	(5,284)
Contract receivables, net	$276,982	$230,966

NOTE 3 – GOODWILL

The changes in the carrying amount of goodwill during the six-months period ended June 30, 2019 were as follows:

Balance as of December 31, 2018	$715,644
Goodwill resulting from business combination - Olson (1)	3,047
Goodwill resulting from business combination - We Are Vista (2)	579
Goodwill resulting from business combination - DMS Disaster Consultants (3)	(50)
Effect of foreign currency translation	(103)
Balance as of June 30, 2019	$719,117
(1)

In 2019, the Company recorded changes to goodwill representing an immaterial correction of an error for income tax balances related to acquired assets and liabilities from the business combination that occurred in 2014.  These balances were not significant to our previously reported financial position.

(2)	Goodwill measurement period adjustment related to the settlement of the working capital adjustment under the purchase agreement.
(3)	Goodwill measurement period adjustment related to the settlement of the extended purchase commitments under the purchase agreement.

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

The Company has the option to borrow funds under the Credit Facility at interest rates based on both LIBOR (1, 3, or 6-month rates) and the Base Rate (as defined herein), at its discretion, plus their applicable margins. Base Rates are fluctuating per annum rates of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate (as defined under the Credit Facility) and (iii) the daily LIBOR rate, plus a LIBOR Margin between 1.00% and 2.00% based on its Leverage Ratio (as defined under the Credit Facility). The interest accrued based on LIBOR rates is to be paid on the last business day of the interest period (1, 3, or 6 months), while interest accrued based on the Base Rate is to be paid in quarterly installments. The Credit Facility also provides for letters of credit aggregating up to $60.0 million, which reduce the funds available under the Credit Facility when issued.  The unused portion of the Credit Facility is subject to a commitment fee between 0.13% and 0.25% per annum based on the Leverage Ratio.

The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio of not more than 3.75 to 1.00 (subject to adjustment, in certain circumstances) for each fiscal quarter. As of June 30, 2019, the Company was in compliance with its covenants under the Credit Facility.

As of June 30, 2019, the Company had $288.5 million long-term debt outstanding, ten outstanding letters of credit totaling $3.2 million, $1.5 million of net derivative obligations and unused borrowing capacity of $306.8 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $231.7 million as of June 30, 2019. The weighted-average interest rate on the Credit Facility (excluding any fees and unamortized debt issuance costs) was 3.75% and 3.01% for the first six months of 2019 and 2018, respectively.

NOTE 5 – LEASES

The Company has operating leases for facilities and equipment which have remaining terms ranging from 1 to 9 years. The leases may include options to extend the lease periods for up to 5 years at rates approximating market rates and/or options to terminate the leases within 1 year. The leases may include a residual value guarantee or a responsibility to return the property to its original state of use. Certain leases contain provisions that provide for rental increases based on consumer price indices. The change in rent expense resulting from changes in these indices are included within variable rent.

Operating leases consisted of the following at June 30, 2019:

Real estate facilities	$145,359
Office equipment	2,203
Other	523
148,085
Amortization of right-of-use assets	(15,370)
Total operating lease right-of-use assets	$132,715

Rent expense is recognized on a straight-line basis over the lease term.  Rent expense consists of the following:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Operating lease costs	$8,610	$17,506
Short-term lease costs	322	1,003
Variable lease costs	172	184
Total rent expense	9,104	18,693

Future minimum lease payments under non-cancellable leases as of June 30, 2019 were as follows:

June 30, 2020	$33,866
June 30, 2021	34,515
June 30, 2022	32,963
June 30, 2023	23,595
June 30, 2024	14,643
Thereafter	22,363
Total future minimum lease payments	161,945
Less: Interest	(15,767)
Total operating lease liabilities	$146,178

Operating lease liabilities - current	$29,238
Operating lease liabilities - non-current	116,940
Total operating lease liabilities	$146,178

Other information related to operating leases is as follows:

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,594
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,896
Weighted-average remaining lease term - operating leases	5.1
Weighted-average discount rate - operating leases	3.7%

At June 30, 2019, the Company had additional operating leases that have not yet commenced of $16.7 million.  Such operating leases will commence within the next year, with lease terms of 1 year to 8 years.

NOTE 6 – OTHER COMPREHENSIVE INCOME (LOSS) AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Other comprehensive income (loss) includes foreign currency translation adjustments arising from the conversion of financial statements of foreign subsidiaries into U.S. dollars, the amortization of the gain on the sale of an interest rate hedge agreement, and the change in the fair value of current interest rate hedge agreements. Components of accumulated other comprehensive loss as of June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30, 2019
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at March 31, 2019	$(12,914)	$2,031	$(1,385)	$(12,268)
Current period other comprehensive income (loss):
Other comprehensive loss before reclassifications	(1,304)	—	(2,173)	(3,477)
Amounts reclassified from accumulated other comprehensive income	—	(180)	31	(149)
Effect of taxes (3)	163	47	563	773
Total current period other comprehensive loss	(1,141)	(133)	(1,579)	(2,853)
Accumulated other comprehensive (loss) income at June 30, 2019	$(14,055)	$1,898	$(2,964)	$(15,121)

	Six Months Ended June 30, 2019
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)(5)	Total
Accumulated other comprehensive (loss) income at January 1, 2019	$(14,168)	$2,164	$(547)	$(12,551)
Current period other comprehensive (loss) income:
Other comprehensive income (loss) before reclassifications	(50)	—	(3,337)	(3,387)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(360)	54	(306)
Effect of taxes (3)	163	94	866	1,123
Total current period other comprehensive income (loss)	113	(266)	(2,417)	(2,570)
Accumulated other comprehensive (loss) income at June 30, 2019	$(14,055)	$1,898	$(2,964)	$(15,121)

	Three Months Ended June 30, 2018
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at March 31, 2018	$(7,708)	$2,563	$886	$(4,259)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(3,561)	—	181	(3,380)
Amounts reclassified from accumulated other comprehensive income	—	(180)	—	(180)
Effect of taxes (3)	195	48	—	243
Total current period other comprehensive (loss) income	(3,366)	(132)	181	(3,317)
Accumulated other comprehensive (loss) income at June 30, 2018	$(11,074)	$2,431	$1,067	$(7,576)

	Six Months Ended June 30, 2018
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at January 1, 2018	$(7,638)	$2,158	$441	$(5,039)
Reclassification of stranded tax effects due to adoption of accounting principle (4)	(1,307)	478	—	(829)
Adjusted beginning balance	(8,945)	2,636	441	(5,868)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(1,983)	—	626	(1,357)
Amounts reclassified from accumulated other comprehensive income	—	(300)	—	(300)
Effect of taxes (3)	(146)	95	—	(51)
Total current period other comprehensive (loss) income	(2,129)	(205)	626	(1,708)
Accumulated other comprehensive (loss) income at June 30, 2018	$(11,074)	$2,431	$1,067	$(7,576)

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

(3)	The Company’s effective tax rate for the three months ended June 30, 2019 and 2018 was 26.2% and 26.6%, respectively, and 22.9% and 24.7% for the six months ended June 30, 2019 and 2018, respectively.
(4)

The Company has adjusted the balance at December 31, 2017 of accumulated other comprehensive loss for the stranded tax effects caused by the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

(5)	The fair value of the fixed interest rate swap is included in other liabilities on the June 30, 2019 consolidated balance sheet.

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three and six months ended June 30, 2019 and 2018 are as follows:

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at March 31, 2019	18,866	$23	$330,763	$499,126	3,846	$(155,073)	$(12,268)	$662,571
Net income	—	—	—	14,611	—	—	—	14,611
Other comprehensive income	—	—	—	—	—	—	(2,853)	(2,853)
Equity compensation	—	—	3,714	—	—	—	—	3,714
Exercise of stock options	1	—	25	—	—	—	—	25
Issuance of shares pursuant to vesting of restricted stock units	8	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(117)	—	843	—	129	(9,632)	—	(8,789)
Dividends declared	—	—	—	(2,642)	—	—	—	(2,642)
Balance at June 30, 2019	18,758	$23	$335,345	$511,095	3,975	$(164,705)	$(15,121)	$666,637

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2019	18,817	$22	$326,208	$486,442	3,629	$(139,704)	$(12,551)	$660,417
Net income	—	—	—	29,929	—	—	—	29,929
Other comprehensive income	—	—	—	—	—	—	(2,570)	(2,570)
Equity compensation	—	—	7,865	—	—	—	—	7,865
Exercise of stock options	12	—	429	—	—	—	—	429
Issuance of shares pursuant to vesting of restricted stock units	263	1	—	—	—	—	—	1
Net payments for stock issuances and buybacks	(334)	—	843	—	346	(25,001)	—	(24,158)
Dividends declared	—	—	—	(5,276)	—	—	—	(5,276)
Balance at June 30, 2019	18,758	$23	$335,345	$511,095	3,975	$(164,705)	$(15,121)	$666,637

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at March 31, 2018	18,767	$22	$311,941	$445,375	3,512	$(130,578)	$(4,259)	$622,501
Net income	—	—	—	13,617	—	—	—	13,617
Other comprehensive income	—	—	—	—	—	—	(3,317)	(3,317)
Equity compensation	—	—	2,895	—	—	64	—	2,959
Exercise of stock options	49	—	1,733	—	—	—	—	1,733
Issuance of shares pursuant to vesting of restricted stock units	3	—	—	—	(3)	—	—	—
Net payments for stock issuances and buybacks	7	—	444	—	(7)	68	—	512
Dividends declared	—	—	—	(2,634)	—	—	—	(2,634)
Balance at June 30, 2018	18,826	$22	$317,013	$456,358	3,502	$(130,446)	$(7,576)	$635,371

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2018	18,662	$22	$307,821	$434,766	3,357	$(121,540)	$(5,039)	$616,030
Net income	—	—	—	26,034	—	—	—	26,034
Other comprehensive income	—	—	—	—	—	—	(1,708)	(1,708)
Equity compensation	—	—	5,215	—	—	135	—	5,350
Exercise of stock options	125	—	3,533	—	—	—	—	3,533
Issuance of shares pursuant to vesting of restricted stock units	190	—	—	—	(6)	—	—	—
Net payments for stock issuances and buybacks	(151)	—	444	—	151	(9,041)	—	(8,597)
Reclassification of stranded tax effects due to adoption of accounting principle	—	—	—	829	—	—	(829)	—
Dividends declared	—	—	—	(5,271)	—	—	—	(5,271)
Balance at June 30, 2018	18,826	$22	$317,013	$456,358	3,502	$(130,446)	$(7,576)	$635,371

NOTE 8 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the six months ended June 30, 2019 and 2018:

	2019		2018
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$11,694	$6,304	$11,809	$6,322
Restricted cash - current (1)	—	—	11,191	—
Restricted cash - non-current	1,292	—	1,266	1,279
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$12,986	$6,304	$24,266	$7,601
(1)	Restricted cash – current at the beginning of 2018 represents an amount held in an escrow account for a business acquisition.

NOTE 9 – REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients, most of which is earned over time, into categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors. Those categories are client market, client type and contract mix. Client market revenue information provides insight into the breadth of the Company’s expertise. In classifying revenue by client market, the Company attributes revenue from a client to the market that the Company believes is the client’s primary market. The Company also classifies revenue by the type of entity for which it does business, which is an indicator of the diversity of its client base. The Company attributes revenue generated from being a subcontractor to a commercial company as government revenue when the ultimate client is a government agency or department. Finally, disaggregation by contract mix provides insight in terms of the degree of performance risk that the Company has assumed. Fixed-price contracts are considered to provide the highest amount of performance risk as the Company is required to deliver a scope of work or level of effort for a negotiated fixed price. Time-and-materials contracts require the Company to provide skilled employees on contracts for negotiated fixed hourly rates. Since the Company is not required to deliver a scope of work, but merely skilled employees, it considers these contracts to be less risky than a fixed-price agreement. Cost-based contracts are considered to provide the lowest amount of performance risk since the Company is generally reimbursed for all contract costs incurred in performance of contract deliverables with only the amount of incentive or award fees (if applicable) dependent on the achievement of negotiated performance requirements.

Increases in revenue from energy, environment, and infrastructure client markets, and U.S. state and local governments in the three and six months ended June 30, 2019 compared to the prior year period were primarily due to work performed on disaster recovery and relief efforts which also caused an increase in revenue generated through time-and-materials contracts. Consumer and financial services client market revenue increased primarily due to acquisitions during the prior year.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, and infrastructure	$166,998	46%	$133,276	41%	$320,988	46%	$257,526	41%
Health, education, and social programs	133,919	36%	131,141	41%	255,057	36%	254,069	41%
Safety and security	29,818	8%	27,491	8%	59,047	8%	52,966	8%
Consumer and financial services	35,982	10%	32,407	10%	72,879	10%	62,534	10%
Total	$366,717	100%	$324,315	100%	$707,971	100%	$627,095	100%

	Three Months Ended				Six Months Ended June 30,
	June 30, 2019		June 30, 2018		2019		2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$141,193	38%	$139,517	43%	$273,363	39%	$273,750	44%
U.S. state and local government	72,893	20%	34,532	11%	138,400	19%	65,889	10%
International government	31,652	9%	34,615	11%	58,865	8%	63,383	10%
Total Government	245,738	67%	208,664	65%	470,628	66%	403,022	64%
Commercial	120,979	33%	115,651	35%	237,343	34%	224,073	36%
Total	$366,717	100%	$324,315	100%	$707,971	100%	$627,095	100%

	Three Months Ended				Six Months Ended June 30,
	June 30, 2019		June 30, 2018		2019		2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$167,457	46%	$128,103	39%	$323,459	46%	$252,290	40%
Fixed price	146,516	40%	136,220	42%	280,119	40%	258,609	41%
Cost-based	52,744	14%	59,992	19%	104,393	14%	116,196	19%
Total	$366,717	100%	$324,315	100%	$707,971	100%	$627,095	100%

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed often due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing. The net contact assets (liabilities) increased $15.3 million due primarily to increases in contract assets and by a slight decrease in contract liabilities. The increase in contract assets is primarily due to hurricane relief and rebuild work for U.S. state and local governments, which is considered part of the energy, environment and infrastructure client market, and most of which has been performed on time-and-materials agreements. There were no material changes to contract balances due to impairments or business combinations during the period.

	June 30, 2019	December 31, 2018	$ Change	% Change
Contract assets	$141,960	$126,688	$15,272	12.1%
Contract liabilities	(33,435)	(33,494)	59	(0.2%)
Net contract assets (liabilities)	$108,525	$93,194	$15,331	16.5%

Performance Obligations:

The Company had $1.5 billion in unfulfilled performance obligations as of June 30, 2019, which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts and were generally valued using an estimated cost plus margin approach, with variable consideration being estimated at the most likely amount.  The Company expects to satisfy these performance obligations, on average, in one to two years.

NOTE 10 – INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2019 and 2018 was 26.2% and 26.6%, respectively, and 22.9% and 24.7% for the six months ended June 30, 2019 and 2018, respectively.

The Company is subject to federal income taxes as well as taxes in various state, local and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s 2015 through 2017 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state, local and foreign tax returns also remain open under the applicable statute of limitations and are subject to examination for the tax years from 2014 to 2017.

The Company’s total liability for unrecognized tax benefits as of June 30, 2019 was $0.2 million. There were $0.2 million in tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate.

The Company does not recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

On December 20, 2017, the U.S. Congress passed the Tax Act, which was signed into law on December 22, 2017 and was generally effective beginning January 1, 2018. The Company has been impacted in several ways as a result of the Tax Act, including, but not limited to, a permanent reduction in the federal corporate income tax rate from 35% to 21%.  The Company completed the accounting for the tax effects of the enactment of the Tax Act in the fourth quarter of 2018.

The Tax Act subjects U.S. corporations to current tax on global intangible low-taxed income (or “GILTI”) earned by certain foreign subsidiaries. Pursuant to a FASB Staff Q&A, Topic 740 No. 5, “Accounting for Global Intangible Low-Taxed Income”, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company elected in the first quarter of fiscal year 2018 to recognize the resulting tax on GILTI as a period expense in the period the tax was incurred.  The GILTI tax provision for the three and six months ended June 30, 2019 and 2018 was immaterial.

NOTE 11 – ACCOUNTING FOR STOCK COMPENSATION

On April 4, 2018, the Company’s board of directors approved the 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”), which was subsequently approved by the stockholders and became effective on May 31, 2018 (the “Effective Date”). The 2018 Omnibus Plan replaced the previous 2010 Omnibus Incentive Plan (the “Prior Plan”).

On or after the Effective Date, the 2018 Omnibus Plan allows the Company to grant 1,185,000 shares using stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance share awards (“PSAs”), and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 340,134 as of June 30, 2019, remain subject to its terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date. As of June 30, 2019, the Company had approximately 914,603 shares available for grant under the 2018 Omnibus Plan. The 2018 Omnibus Plan also gives the Company the ability to issue cash-settled RSUs (“CSRSUs”). The CSRSUs have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share calculations.

During the six months ended June 30, 2019, the Company granted to its employees 139,633 shares in the form of RSUs with an average grant date fair value of $76.56, and the equivalent value of 97,633 shares in the form of CSRSUs with an average grant date fair value of $76.56. During the six months ended June 30, 2019, the Company also granted 47,290 shares in the form of PSAs to its employees with a grant date fair value of $82.38 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2019 have a performance period from January 1, 2019 through December 31, 2021 and the performance conditions are consistent with the PSAs granted in prior years.

The Company recognized stock-based compensation expense of $5.9 million and $5.4 million for the three months ended June 30, 2019 and 2018, respectively, and $12.6 million and $10.2 million for the six months ended June 30, 2019 and 2018, respectively. Unrecognized compensation expense of approximately $18.8 million as of June 30, 2019 related to unsettled RSUs is expected to be recognized over a weighted-average period of 2.0 years. The unrecognized compensation expense related to CSRSUs totaled approximately $15.9 million at June 30, 2019 and is expected to be recognized over a weighted-average period of 1.7 years. Unrecognized compensation expense related to PSAs of approximately $6.1 million as of June 30, 2019 is expected to be recognized over a weighted-average period of 1.4 years.

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

As of June 30, 2019, the PSAs granted during the year ended December 31, 2017 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2018 and during the six months ended June 30, 2019 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.  There were no weighted-average shares excluded from the calculation of EPS because they were anti-dilutive for the three months ended June 30, 2019 and 2018, respectively, and 1,743 and 12,415 shares were excluded for the six months ended June 30, 2019 and 2018, respectively. The anti-dilutive shares were associated with RSUs.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net Income	$14,611	$13,617	$29,929	$26,034

Weighted-average number of basic shares outstanding during the period	18,805	18,806	18,815	18,738
Dilutive effect of stock options, RSUs, and performance shares	328	403	398	470
Weighted-average number of diluted shares outstanding during the period	19,133	19,209	19,213	19,208

Basic earnings per share	$0.78	$0.72	$1.59	$1.39
Diluted earnings per share	$0.76	$0.71	$1.56	$1.36

NOTE 13 – SHARE REPURCHASE PROGRAM

The Company’s current share repurchase program allows for share repurchases in the aggregate up to $100.0 million under share repurchase plans approved by the board of directors pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.  The Credit Facility permits unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.25 to 1.00. As of June 30, 2019, $68.0 million remained available for share repurchases under the approved share repurchase program.

NOTE 14 – SUBSEQUENT EVENTS

On August 1, 2019, the Company’s board of directors approved a $0.14 per share cash dividend.  The dividend will be paid on October 15, 2019 to shareholders of record as of the close of business on September 13, 2019.

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

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to the Program’s grant recipients. The State of Louisiana separately supplemented the amount of recovery it is seeking in total to approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016. The State of Louisiana broadly alleges and seeks recoupment for the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD. In so doing, the Commissioner declined to reach a decision on the merits and stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim. The Commissioner subsequently authorized the parties to proceed on the matter in the previously filed judicial proceeding. The Company continues to believe that this claim has no merit and intends to vigorously defend its position. The Company believes, based on current information, that this matter is not expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows. The Company has not recorded a liability.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in our filings with the SEC, as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in the forward-looking statements, including, but not limited to:

•	Our dependence on contracts with United States (“U.S.”) federal, state and local, and international governments, agencies and departments for the majority of our revenue;
•	Changes in federal government budgeting and spending priorities;
•	Failure by Congress or other governmental bodies to approve budgets and debt ceiling increases in a timely fashion and related reduction in government spending;
•	Failure of the Administration and Congress to agree on spending priorities, which may result in temporary shutdowns of non-essential federal functions, including our work to support such functions;
•	Results of routine and non-routine government audits and investigations;
•	Dependence of commercial work on certain sectors of the global economy that are highly cyclical;
•	Failure to realize the full amount of our backlog;
•	Risks inherent in being engaged in significant and complex disaster relief efforts involving multiple tiers of government in very stressful environments;
•	Difficulties in integrating acquisitions generally;
•	Risks resulting from expanding service offerings and client base;
•	Acquisitions we undertake may present integration challenges, fail to perform as expected, increase our liabilities, and/or reduce our earnings;
•	The lawsuit filed by the State of Louisiana seeking approximately $220.2 million in alleged overpayments from the Road Home contract; and
•	Additional risks as a result of having international operations.

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

OVERVIEW AND OUTLOOK

We provide professional services and technology-based solutions to government and commercial clients, including management, marketing, technology, and policy consulting and implementation services. We help our clients conceive, develop, implement, and improve solutions that address complex business, natural resource, social, technological, and public safety issues. Our services primarily support clients that operate in four key markets:

•	Energy, Environment, and Infrastructure;
•	Health, Education, and Social Programs;
•	Safety and Security; and
•	Consumer and Financial Services.

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

We also see significant opportunity to further leverage our digital and client engagement capabilities across our commercial and government client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements spanning all aspects of the program life cycle, as well as completely and successfully integrating strategic acquisitions. We will continue to focus on building scale in vertical and horizontal domain expertise, developing business with both our government and commercial clients, and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

While we continue to see favorable long-term market opportunities, there are certain business challenges facing all government service providers. Administrative and legislative actions by the federal government to address changing priorities or in response to the budget deficit could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. Similarly, while disaster recovery work efforts are funded by the federal government, the very nature of opportunities arising out of disaster recovery mean they can involve unusual challenges.  Factors such as the overall stress on communities and people affected by disaster recovery situations, political complexities and challenges among involved government agencies, and a higher than normal risk of audits and investigations, may result in a reduction to our revenue and profit and adversely affect cash flow.  However, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the federal government, as well as to state and local and international governments and commercial clients.

Employees and Offices:

We have more than 7,000 full and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, 69 regional offices throughout the U.S. and U.S. territories and 15 offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

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

We periodically evaluate our critical accounting policies and estimates based on changes in generally accepted accounting principles that may have an effect on our financial statements.  In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 revised the accounting for leases and requires lessees to recognize an operating lease right-of-use asset and a corresponding operating lease liability (current and non-current) that depicts the rights and obligations arising from an operating lease agreement. We implemented ASU 2016-02 on January 1, 2019 and elected certain practical expedients available under the ASU. The result of the adoption was the recognition of an operating lease right-of-use asset totaling $137.2 million and operating lease liabilities totaling $152.9 million as of the adoption date. For further discussion see “Note 1—Basis of Presentation and Nature of Operations—Significant Accounting Policies — Leases” and “Note 1—Basis of Presentation and Nature of Operations—Recent Accounting Pronouncements Adopted” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting standards are discussed in “Note 1—Basis of Presentation and Nature of Operations—Recent Accounting Pronouncements” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

SELECTED KEY METRICS

In order to evaluate operations, we track revenue by key metrics that provide useful information about the nature of our business. Client markets provide insight into the breadth of our expertise. Client type is an indicator of the diversity of our client base. Revenue by contract mix provides insight in terms of the degree of performance risk that we have assumed. Significant variances in the key metrics are discussed under the revenue section of the results of operations. For further discussion see “Note 9—Revenue Recognition” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended June 30,				Three Months Ended
	Dollars		Percentages		June 30, 2018 and 2019
(dollars in thousands)	2019	2018	2019	2018	Dollars	Percent
Revenue	$366,717	$324,315	100.0%	100.0%	$42,402	13.1%
Direct Costs	235,053	206,565	64.1%	63.7%	28,488	13.8%
Operating Costs and Expenses:
Indirect and selling expenses	101,450	90,410	27.7%	27.9%	11,040	12.2%
Depreciation and amortization	5,595	4,045	1.5%	1.3%	1,550	38.3%
Amortization of intangible assets	2,077	2,270	0.6%	0.7%	(193)	(8.5%)
Total Operating Costs and Expenses	109,122	96,725	29.8%	29.9%	12,397	12.8%
Operating Income	22,542	21,025	6.1%	6.4%	1,517	7.2%
Interest expense	(2,934)	(2,167)	(0.8%)	(0.6%)	(767)	35.4%
Other income (expense)	186	(318)	0.1%	(0.1%)	504	(158.5%)
Income before Income Taxes	19,794	18,540	5.4%	5.7%	1,254	6.8%
Provision for Income Taxes	5,183	4,923	1.4%	1.5%	260	5.3%
Net Income	$14,611	$13,617	4.0%	4.2%	$994	7.3%

Revenue. Revenue for the three months ended June 30, 2019 was $366.7 million, compared to $324.3 million for the three months ended June 30, 2018, representing an increase of $42.4 million or 13.1%. The increase in revenue was primarily attributable to a $37.1 million increase in government revenue and a $5.3 million increase in revenue from commercial clients. The increase in government client revenue was the result of a $38.4 million increase in revenue earned on state and local government contracts, primarily because of increases in the energy, environment and infrastructure client market in response to hurricane relief and recovery efforts, and a $1.7 million increase in our federal government clients. This increase in government revenue was partially offset by a $3.0 million decrease in revenue from our international government clients. The increase in commercial revenue was primarily due to a $3.5 million increase in our consumer and financial services client revenue, a $1.4 million increase in our health, education and social programs client market and a $0.4 million increase in our energy, environment and infrastructure client market revenue.

Direct Costs. Direct costs for the three months ended June 30, 2019 were $235.1 million compared to $206.6 million for the three months ended June 30, 2018, an increase of $28.5 million or 13.8%. The increase in direct costs was attributable to an increase of $21.1 million in subcontractor and other direct costs and $7.4 million increase in direct labor and associated fringe benefits. The increase in both subcontractor and other direct costs and direct labor is primarily due to an increase in revenues. As we have been successful in winning larger contracts, our own labor services as a percentage of revenues has generally decreased because larger contracts typically are broader in scope and require more diverse capabilities, resulting in more subcontracted effort, additional other direct costs, and slightly lower margins. Direct costs as a percent of revenue increased to 64.1% for the three months ended June 30, 2019, compared to 63.7% for the three months ended June 30, 2018.

Indirect and selling expenses. Indirect and selling expenses for the three months ended June 30, 2019 was $101.5 million compared to $90.4 million for the three months ended June 30, 2018, an increase of $11.0 million or 12.2%. The increase in indirect and selling expense was primarily due to a $6.9 million increase in indirect labor and fringe due to expenses from increases in corporate overhead. General and administrative costs increased $4.1 million, which included expense related to the $1.7 million impairment of intangible assets, increased costs to invest in our internal infrastructure and processes, additional rent and related charges, and additional severance from our internal restructuring. Indirect and selling expenses as a percent of revenue decreased to  27.7% for the three months ended June 30, 2019, compared to 27.9% for the three months ended June 30, 2018.

Depreciation and amortization. Depreciation and amortization was $5.6 million for the three months ended June 30, 2019 compared to $4.0 million for the three months ended June 30, 2018. The increase in depreciation and amortization is the result of the depreciation of investment in infrastructure costs made by the Company over the last few years and the accelerated depreciation of leasehold improvements on leases that terminated during the period.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2019 was $2.1 million compared to $2.3 million for the three months ended June 30, 2018. The $0.2 million decrease was primarily due to reduced levels of amortization of intangible assets associated with prior acquisitions, which were partially offset by amortization of intangible assets from recent acquisitions.

Operating Income. Operating income was $22.5 million for the three months ended June 30, 2019 compared to $21.0 million for the three months ended June 30, 2018, an increase of $1.5 million or 7.2%. Operating income as a percentage of revenue decreased to 6.1% for the three months ended June 30, 2019, compared to 6.4% for the three months ended June 30, 2018. The increase in operating income is largely due to increases in revenue and the leveraging of our indirect and selling expenses, offset by proportionately larger increases in the direct costs from the increased utilization of subcontractors mentioned above and the impairment of an intangible asset. The decrease in the operating margin is due to the increased use of subcontractors and other direct costs.

Interest expense. For the three months ended June 30, 2019 and 2018, interest expense was $2.9 million and $2.2 million resulting in an increase of $0.8 million or 35.4%. The increase in interest expense for the three months ended June 30, 2019 was due to an increase in the weighted average debt balance and higher weighted-average interest rates on our long-term debt.

Other income (expense). Other income was $0.1 million for the three months ended June 30, 2019 compared to other expense of $0.3 million for the three months ended June 30, 2018. The activity in other income (expense) for the three months ended June 30, 2019 and 2018 is primarily due to unrealized and realized foreign currency gains and losses.

Provision for Income Taxes. For the three months ended June 30, 2019, income tax expense was $5.2 million compared to $4.9 million for the three months ended June 30, 2018, an increase of $0.3 million. The effective income tax rate for the three months ended June 30, 2019 and 2018 was 26.2% and 26.6%, respectively.  The decrease in the effective income tax rate was primarily due to a change in estimate of non-deductible executive compensation and recognition of permanently non-taxable income, which were partially offset by an increase in valuation allowance against excess foreign tax credits generated in the three months ended June 30, 2019.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Six Months Ended June 30,				Six Months Ended
	Dollars		Percentages		June 30, 2018 and 2019
(dollars in thousands)	2019	2018	2019	2018	Dollars	Percent
Revenue	$707,971	$627,095	100.0%	100.0%	$80,876	12.9%
Direct Costs	451,002	395,391	63.7%	63.1%	55,611	14.1%
Operating Costs and Expenses:
Indirect and selling expenses	197,969	180,069	28.0%	28.7%	17,900	9.9%
Depreciation and amortization	10,357	8,514	1.5%	1.4%	1,843	21.6%
Amortization of intangible assets	4,212	4,514	0.6%	0.7%	(302)	(6.7%)
Total Operating Costs and Expenses	212,538	193,097	30.1%	30.8%	19,441	10.1%
Operating Income	44,431	38,607	6.2%	6.1%	5,824	15.1%
Interest expense	(5,387)	(3,833)	(0.7%)	(0.6%)	(1,554)	40.5%
Other expense	(226)	(214)	—	—	(12)	5.6%
Income before Income Taxes	38,818	34,560	5.5%	5.5%	4,258	12.3%
Provision for Income Taxes	8,889	8,526	1.3%	1.4%	363	4.3%
Net Income	$29,929	$26,034	4.2%	4.1%	$3,895	15.0%

Revenue. Revenue for the six months ended June 30, 2019 was $708.0 million, compared to $627.1 million for the six months ended June 30, 2018, representing an increase of $80.9 million or 12.9%. The increase was attributable to a $67.6 million increase in government revenue and a $13.3 million increase in our commercial clients. The increase in government clients was the result of a $72.5 million increase in revenue earned on state and local government contracts, primarily because of increases in the energy, environment and infrastructure client market in response to hurricane relief and recovery efforts, offset by a decrease of $4.5 million in our federal clients, primarily the result of decreases in our health, education, and social program market clients. The increase in commercial revenue was primarily due to a $10.3 million increase in our consumer and financial services market clients, a $1.3 million increase in our health, education and social program market clients, and a $1.7 million increase in our energy, environment, and infrastructure market clients.

Direct Costs. Direct costs for the six months ended June 30, 2019 were $451.0 million compared to $395.4 million for the six months ended June 30, 2018, an increase of $55.6 million or 14.1%. The increase in direct costs was attributable to an increase of $42.1 million in subcontractor and other direct costs and a $13.5 million increase in direct labor and associated fringe benefits.  The increase in both subcontractor and other costs and direct labor is the result of an increase in revenues, as discussed above. Direct costs as a percent of revenue increased to 63.7% for the six months ended June 30, 2019, compared to 63.1% for the six months ended June 30, 2018. The increase in the direct costs as a percent of revenue is due to the increase use of subcontractors in performing contracts in the six months ended June 30, 2019 compared to the prior period particularly in connection with hurricane relief and recovery efforts.

Indirect and selling expenses. Indirect and selling expenses for the six months ended June 30, 2019 were $198.0 million compared to $180.1 million for the six months ended June 30, 2018, an increase of $17.9 million or 9.9%. The increase in indirect and selling expenses was primarily due to an increase in indirect labor and fringe of $10.6 million, which is due to additional labor costs associated with the acquisitions and the general increase in labor year over year, and a $7.3 million increase in general and administrative costs, which included expenses related to the $1.7 million impairment of intangible assets, increased costs to invest in our internal infrastructure and processes, additional rent and related charges, and additional severance from our internal restructuring, partially offset by a reduction in bad debt expense due to a change in our estimate of the collectability of amounts due from a client that recently filed for bankruptcy. Indirect and selling expenses as a percent of revenue decreased to 28.0% for the six months ended June 30, 2019, compared to 28.7% for the six months ended June 30, 2018.

Depreciation and amortization. Depreciation and amortization was $10.4 million for the six months ended June 30, 2019 compared to $8.5 million for the six months ended June 30, 2018. The increase in depreciation and amortization is the result of increased depreciation on investment in infrastructure costs made by us over the last few years and accelerated depreciation of leasehold improvements on leases that terminated during the period.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2019 was $4.2 million compared to $4.5 million for the six months ended June 30, 2018. The $0.3 million decrease was primarily due to reduced levels of intangible assets amortization associated with prior acquisitions, partially offset by amortization from recent acquisitions.

Operating Income. Operating income was $44.4 million for the six months ended June 30, 2019 compared to $38.6 million for the six months ended June 30, 2018, an increase of $5.8 million or 15.1%. Operating income as a percentage of revenue increased to 6.2% for the six months ended June 30, 2019, compared to 6.1% for the same period in 2018. The changes were largely due to growth in revenue and the leveraging of our indirect and selling expenses, offset by proportionately larger increases in the direct costs from the increased utilization of subcontractors.

Interest expense. For the six months ended June 30, 2019 and 2018, interest expense was $5.4 million and $3.8 million resulting in an increase of $1.6 million or 40.5%. The higher interest expense for the six months ended June 30, 2019 was due to higher weighted average interest rates and higher weighted average debt balances for the six-month period ended June 30, 2019 compared to the six months ended June 30, 2018.

Other expense. Other expense was $0.2 million and $0.2 million for the six months ended June 30, 2019 and 2018. The activity in other expense income for the six months ended June 30, 2019 and 2018 is primarily due to unrealized and realized foreign currency gains and losses.

Provision for Income Taxes. For the six months ended June 30, 2019, income tax expense was $8.9 million compared to $8.5 million for the six months ended June 30, 2018, an increase of $0.4 million and the effective income tax rate for the six months ended June 30, 2019 and 2018 was 22.9% and 24.7%, respectively.  The decrease in the effective tax rate was primarily due to additional tax deductions from equity-based compensation and permanently non-taxable income realized in the six months ended June 30, 2019 compared to the six months ended June 30, 2018.

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

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Revenue	$366,717	$324,315	$707,971	$627,095
Subcontractor and other direct costs	(114,381)	(93,330)	(214,280)	(172,212)
Service revenue	$252,336	$230,985	$493,691	$454,883

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated. Certain immaterial amounts in the prior year has been revised to conform with the current presentation of Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2019	2018	2019	2018
Net income	$14,611	$13,617	$29,929	$26,034
Other (income) expense	(186)	318	226	214
Interest expense	2,934	2,167	5,387	3,833
Provision for income taxes	5,183	4,923	8,889	8,526
Depreciation and amortization	7,672	6,315	14,569	13,028
EBITDA	30,214	27,340	59,000	51,635
Adjustment related to impairment of intangible assets (1)	1,728	—	1,728	—
Special charges related to acquisition expenses (2)	—	44	—	106
Special charges related to severance for staff realignment (3)	701	—	1,155	655
Special charges related to facilities consolidations and office closures (4)	69	—	69	—
Adjustment related to bad debt reserve (5)	—	—	(782)	—
Total special charges	2,498	44	2,170	761
Adjusted EBITDA	$32,712	$27,384	$61,170	$52,396
(1)

Adjustment related to impairment of intangible assets: The Company recognized impairment expense of $1.7 million in the second quarter of 2019 related to intangible assets associated with a historical business acquisition.

(2)

Special charges related to acquisition expenses: These costs are mainly related to closed and anticipated-to-close acquisitions, consisting primarily of consultant and other outside third-party costs and amortization of deferred consideration payments, discounted as part of the acquisition.

(3)

Special charges related to severance for staff realignment: These costs are mainly due to involuntary employee termination benefits for Company officers or groups of employees who have been notified that they will be terminated as part of a consolidation or reorganization.

(4)

Special charges related to facilities consolidation and office closure: These costs are exit costs associated with terminated leases or full office closures.  The exit costs include charges incurred under a contractual obligation that existed as of the date of the accrual and for which we will continue to pay until the contractual obligation is satisfied but with no economic benefit to us.

(5)

Adjustment related to bad debt reserve: During 2018, we established a bad debt reserve for amounts due from a utility client that had filed for bankruptcy and included the reserve as an adjustment due to its relative size. The adjustment reflects a favorable revision of our prior estimate of collectability based on third party interest in acquiring the receivables.

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

The following table presents a reconciliation of diluted EPS to Non-GAAP diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Diluted EPS	$0.76	$0.71	$1.56	$1.36
Adjustment related to impairment of intangible assets	0.09	—	0.09	—
Special charges related to severance for staff realignment	0.04	—	0.06	0.03
Special charges related to facilities consolidations and office closures	0.05	—	0.05	—
Adjustment related to bad debt reserve	—	—	(0.04)	—
Amortization of intangibles	0.11	0.12	0.22	0.24
Income tax effects (1)	(0.08)	(0.03)	(0.09)	(0.07)
Non-GAAP EPS	$0.97	$0.80	$1.85	$1.56
(1)

Income tax effects were calculated using an effective U.S. GAAP tax rate of 26.2% and 26.6% for the three months ended June 30, 2019 and 2018, respectively, and 22.9% and 24.7% for the six months ended June 30, 2019 and 2018, respectively.

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

We drew upon our Credit Facility due to the recent declines in our cash flows from operations. The decline in cash flow from operations has been primarily driven by the extended timing of client billings and collections of our disaster relief and rebuild efforts. Due to factors such as the overall stress of such situations, political complexities and challenges among involved government agencies, the timing of cash flow from such operations is more uncertain than others. Moreover, the billing processes have complex reporting requirements and the funding processes have been slow to distribute funds once billed. Management continues to address the cash flows from the disaster relief and rebuild effort to bring the collections to a more current basis and reduce our need to draw upon our Credit Facility to fund operations.

Financial Condition. There were several changes in our balance sheet as of June 30, 2019 compared to the balance sheet as of December 31, 2018.  Cash and cash equivalents decreased to $6.3 million as of June 30, 2019, from $11.7 million on December 31, 2018. Restricted cash (current and non-current) decreased to no restricted cash at June 30, 2019 from $1.3 million at December 31, 2018. These changes are further discussed in “Cash Flow” below.

Contract receivables, net of allowance for doubtful accounts, increased to $277.0 million compared to $231.0 million on December 31, 2018 primarily due to extended timing of billings and collections from the disaster relief and rebuild efforts. Contract receivables are a significant component of our working capital and generally increase due to revenue growth and may be favorably or unfavorably impacted by our collection’s efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients. Contract assets and contract liabilities, on a contract by contract basis, represent revenue in excess of billings, and billings in excess of revenue, respectively, both of which generally arise from revenue timing and contractually stipulated billing schedules or billing complexity. At June 30, 2019, contract assets and contract liabilities were $142.0 million and $33.4 million, respectively, compared to $126.7 million and $33.5 million, respectively, at December 31, 2018.

We evaluate our collections efforts using the days-sales-outstanding ratio, or DSO, which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities), by revenue per day. Days-sales-outstanding increased from 77 days for the quarter ended December 31, 2018 to 95 days for the quarter ended June 30, 2019 primarily due to timing differences in client billings and collections driven largely by disaster relief and rebuild efforts which have complex reporting and billing requirements. The DSO, excluding disaster relief and rebuild efforts, was 84 days for the quarter ended June 30, 2019 compared to the 77 days for the comparable quarter in 2018.

Property and equipment, net of depreciation and amortization, increased due to capital expenditures primarily related to increases in capitalized software and computer equipment as the Company invests in its infrastructure as well as obtaining additional property and equipment.

Goodwill, as discussed in “Note 3—Goodwill” in the “Notes to Consolidated Financial Statements” in this Quarterly Report, increased due to an immaterial correction of an error from a prior acquisition, settlement of contingent or extended commitments under the purchase agreements and the impact of foreign currency translation.

Effective January 1, 2019, the Company implemented the new lease standard. The standard, among other changes, requires lessees to recognize, for all leases with terms of greater than one year, an operating lease right-of-use asset and an operating lease liability (current and non-current), which depicts the rights and obligations arising from a lease agreement. As a result, the Company has reflected an operating lease right-of-use asset totaling $132.7 million related to its operating leases and $29.2 million and $116.9 million of current and non-current operating lease liabilities as of June 30, 2019, respectively. The adoption of the new standard is discussed in “Note 1-Basis of Presentation and Nature of Operations-Significant Accounting Policies” and “Note 1—Basis of Presentation and Nature of Operations—Recent Accounting Pronouncements” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

Total current liabilities, exclusive of the current portion of operating lease liabilities and contract liabilities (both of which are discussed above), consists of: accounts payable, accrued salaries and benefits, accrued subcontractors and other direct costs and accrued expenses and other current liabilities.  These operating liabilities were $211.3 million at June 30, 2019, a decrease of $33.3 million compared to $244.6 million at December 31, 2018. The net decrease in these liabilities was due primarily to timing of payments in the first half of 2019.

Long-term debt increased to $288.5 million on June 30, 2019 from $200.4 million on December 31, 2018, primarily due to net draws on our Credit Facility of $88.1 million to primarily fund current operations and capital improvements. The weighted average debt balance on the Credit Facility for the three and six months ended June 30, 2019 and 2018 was $283.1 million and $242.7 million and $267.1 million and $224.4 million. The weighted average interest rate on the Credit Facility, excluding any fees and unamortized debt issuance costs, for the three months ended June 30, 2019 and 2018 was 3.74% and 3.18%, respectively, and for the six months ended June 30, 2019 and 2018 was 3.75% and 3.01%, respectively. We generally utilize cash flow from operations as our primary source of funding and turn to our Credit Facility to fund temporary fluctuations such as increases in accounts receivable, reductions in accounts payable and accrued expenses, purchase of treasury stock and to meet funding requirements for acquisitions.

We have explored various options for mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have forward contract agreements (“currency hedges”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair value of the currency hedges in our results of operations. We may increase the number, size and scope of our currency hedges as we analyze options for mitigating our foreign exchange risk. Management views the current impact of the hedges to the consolidated financial statements as not material.

Share Repurchase Program. In September 2017 the board of directors approved a share repurchase program that authorizes share repurchases in the aggregate up to $100.0 million. Our total repurchases are also limited by the Credit Facility as described in “Note 13—Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.  Our overall repurchase limit is the lower of the amount imposed by our board of directors and by the Credit Facility.  Purchases under the repurchase program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the six months ended June 30, 2019, we repurchased 248,000 shares under this program at an average price of $72.79 per share. As of June 30, 2019, $68.0 million remained available for share repurchases under the share repurchase program.

Dividends.  Cash dividends declared thus far in 2019 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 26, 2019	$0.14	March 29, 2019	April 16, 2019
May 2, 2019	$0.14	June 14, 2019	July 16, 2019
August 1, 2019	$0.14	September 13, 2019	October 15, 2019

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the six months ended June 30, 2019 and 2018:

	Six Months Ended
	June 30,
(in thousands)	2019	2018
Net Cash Used in Operating Activities	$(47,946)	$(21,725)
Net Cash Used in Investing Activities	(16,335)	(21,235)
Net Cash Provided by Financing Activities	57,492	26,544
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	107	(249)
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(6,682)	$(16,665)

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered. Operating activities used $47.9 million in cash for the six months ended June 30, 2019 compared to cash used by operating activities of $21.7 million for the six months ended June 30, 2018. The decrease in cash flows provided by operations for the six months ended June 30, 2019 compared to the prior year was primarily due to the increase in contract assets and net decrease in our operating liabilities, partially offset by the improvement in net income. The increase in contract assets is primarily due to the slower collection from our disaster relief and rebuild clients, as evidenced by the increase in DSO from 77 days for the quarter ended December 31, 2018 to 95 days for the quarter ended June 30, 2019. The decrease in our operating liabilities is a result of our timing of payments in the first half of 2019.

Investing activities used cash of $16.3 million for the six months ended June 30, 2019, compared to $21.2 million for the six months ended June 30, 2018. Our cash flows used in investing activities consists primarily of capital expenditures and acquisitions.  The cash used in investing activities for the six months ended June 30, 2019 included acquisitions of $1.8 million and $14.5 million for capital expenditures.  The cash used in investing activities for the six months ended June 30, 2018 included acquisition costs of $11.8 million and $9.4 million of capital expenditures.

Our cash flows provided by financing activities consists primarily of debt and equity transactions. For the six months ended June 30, 2019, cash flows provided by financing activities of $57.5 million was largely attributable to cash provided by net advances on our Credit Facility of $88.1 million, partially offset by cash used for net payments for stock issuances and buybacks of $24.2 million, primarily representing shares repurchased under our share repurchase program, payments of cash dividends totaling $5.3 million and $1.6 million payments of capital expenditure obligations. For the six months ended June 30, 2018, cash flows used in financing activities of $26.5 million was largely attributable to net advances on our Credit Facility of $37.4 million and cash received in the exercise of options of $3.5 million, partially offset by cash used for payments for stock issuances and buybacks of $8.6 million, $3.1 million payments of capital expenditure obligations, and payments of cash dividends totaling $2.6 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for three months ended June 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 - April 30	43,895	$76.04	42,000	$74,262,799
May 1 - May 31	44,565	$74.98	44,000	$70,964,098
June 1 - June 30	40,000	$73.85	40,000	$68,010,294
Total	128,460	$74.99	126,000
(1)

The total number of shares purchased of 128,460 includes shares repurchased pursuant to our share repurchase program described further in footnote (3) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of any restricted stock units and performance-based share awards in accordance with our applicable long-term incentive plan.

(2)	During the three months ended June 30, 2019, we repurchased 2,460 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $75.66 per share.
(3)

The current share repurchase program authorizes share repurchases in the aggregate up to $100.0 million, not to exceed the amount allowed under the Credit Facility. During the three months ended June 30, 2019, we repurchased 126,000 shares under the stock repurchase plan at an average price of $74.98 per share.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 2, 2019	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Chairman and Chief Executive Officer
(Principal Executive Officer)

August 2, 2019	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)