Form 10-Q
period 2019-09-30
ICF International, Inc.
filed 2019-11-07
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 1, 2019, there were 18,811,087 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2019

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	September 30, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$7,452	$11,694
Contract receivables, net	269,368	230,966
Contract assets	153,055	126,688
Prepaid expenses and other assets	19,459	16,253
Income tax receivable	7,621	6,505
Total Current Assets	456,955	392,106
Property and Equipment, net	57,189	48,105
Other Assets:
Restricted cash - non-current	—	1,292
Goodwill	716,699	715,644
Other intangible assets, net	27,478	35,494
Operating lease - right-of-use assets	138,156	—
Other assets	23,939	21,221
Total Assets	$1,420,416	$1,213,862

LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$97,359	$102,599
Contract liabilities	32,086	33,494
Operating lease liabilities - current	30,935	—
Accrued salaries and benefits	67,163	44,103
Accrued subcontractors and other direct costs	40,507	58,791
Accrued expenses and other current liabilities	34,032	39,072
Total Current Liabilities	302,082	278,059
Long-term Liabilities:
Long-term debt	245,000	200,424
Operating lease liabilities - non-current	124,864	—
Deferred rent	—	13,938
Deferred income taxes	40,281	40,165
Other long-term liabilities	22,687	20,859
Total Liabilities	734,914	553,445

Contingencies (Note 16)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 22,788,318 and 22,445,576 shares issued as of September 30, 2019 and December 31, 2018, respectively; 18,811,087 and 18,817,495 shares outstanding as of September 30, 2019 and December 31, 2018, respectively	23	22
Additional paid-in capital	340,626	326,208
Retained earnings	528,103	486,442
Treasury stock	(164,848)	(139,704)
Accumulated other comprehensive loss	(18,402)	(12,551)
Total Stockholders’ Equity	685,502	660,417
Total Liabilities and Stockholders’ Equity	$1,420,416	$1,213,862

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2019	2018	2019	2018
Revenue	$373,918	$332,968	$1,081,889	$960,063
Direct costs	238,158	213,060	689,160	608,451
Operating costs and expenses:
Indirect and selling expenses	100,130	88,960	298,099	269,029
Depreciation and amortization	5,035	4,210	15,392	12,724
Amortization of intangible assets	1,931	2,516	6,143	7,030
Total operating costs and expenses	107,096	95,686	319,634	288,783

Operating income	28,664	24,222	73,095	62,829
Interest expense	(2,824)	(2,240)	(8,211)	(6,073)
Other expense	(141)	(351)	(367)	(565)
Income before income taxes	25,699	21,631	64,517	56,191
Provision for income taxes	6,069	4,960	14,958	13,486
Net income	$19,630	$16,671	$49,559	$42,705

Earnings per Share:
Basic	$1.04	$0.88	$2.63	$2.27
Diluted	$1.02	$0.86	$2.58	$2.22

Weighted-average Shares:
Basic	18,799	18,873	18,810	18,783
Diluted	19,169	19,306	19,208	19,256

Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42

Other comprehensive loss, net of tax	(3,281)	(568)	(5,851)	(2,276)
Comprehensive income, net of tax	$16,349	$16,103	$43,708	$40,429

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Cash Flows from Operating Activities
Net income	$49,559	$42,705
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	377	1,060
Deferred income taxes	1,089	3,176
Non-cash equity compensation	11,682	8,682
Depreciation and amortization	21,535	19,753
Facilities consolidation reserve	(204)	(193)
Amortization of debt issuance costs	380	385
Impairment of long-lived assets	1,728	—
Other adjustments, net	(1,110)	1,701
Changes in operating assets and liabilities:
Net contract assets and liabilities	(28,793)	(32,158)
Contract receivables	(39,711)	(25,110)
Prepaid expenses and other assets	(385)	(6,841)
Accounts payable	(5,052)	(5,882)
Accrued salaries and benefits	23,227	12,921
Accrued subcontractors and other direct costs	(16,895)	(7,897)
Accrued expenses and other current liabilities	(6,756)	3,602
Income tax receivable and payable	(4,134)	(5,535)
Other liabilities	(173)	(16)
Net Cash Provided by Operating Activities	6,364	10,353

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(20,686)	(15,593)
Payments for business acquisitions, net of cash received	(3,569)	(22,847)
Net Cash Used in Investing Activities	(24,255)	(38,440)

Cash Flows from Financing Activities
Advances from working capital facilities	545,539	444,637
Payments on working capital facilities	(500,963)	(418,383)
Payments on capital expenditure obligations	(1,621)	(3,243)
Debt issue costs	—	(21)
Proceeds from exercise of options	1,883	5,842
Dividends paid	(7,906)	(5,269)
Net payments for stockholder issuances and buybacks	(24,301)	(12,399)
Net Cash Provided by Financing Activities	12,631	11,164
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(274)	(253)

Decrease in Cash, Cash Equivalents, and Restricted Cash	(5,534)	(17,176)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	12,986	24,266
Cash, Cash Equivalents, and Restricted Cash, End of Period	$7,452	$7,090

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$7,581	$7,193
Income taxes	$18,061	$13,056
Non-cash investing and financing transactions:
Capital expenditure obligations	$—	$6,121

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

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including more than 70 offices in the U.S. and U.S. territories and 15 offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India, and Canada.

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

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three and nine month periods ended September 30, 2019 and 2018 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2018 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 27, 2019 (the “Annual Report”).

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

The Company uses leases to obtain use of a variety of different resources, including those for the use of facilities or equipment. These agreements may contain both lease and non-lease components, which are generally accounted for separately. For equipment leases (including copier leases), the Company accounts for the lease component, as well as insignificant non-lease components, as a single lease.

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

Recent Accounting Pronouncements Not Yet Adopted

Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is considered a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard also requires the entity to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement and present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting arrangement. The standard is effective for interim periods and fiscal years beginning after December 15, 2019 with early adoption permitted. The standard may be implemented using either the retrospective or prospective method. The Company does not anticipate that there will be a material impact on the consolidated financial statements as a result of adopting the standard and that it expects to adopt the standard utilizing a prospective method. The Company will continue to evaluate the impact of the new standard through its adoption.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.  The standard requires companies to measure credit losses by using a methodology that reflects the expected credit losses based on historical information, current economic conditions, and reasonable and supportable information. The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted.  The Company is currently in the process of evaluating the impact of adoption but does not anticipate that there will be a material impact on the consolidated financial statements as a result of adopting the standard. The Company anticipates that it will adopt the standard in the first quarter of 2020 utilizing a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the consolidated statement of stockholders’ equity as of the date of the adoption.

NOTE 2 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	September 30, 2019	December 31, 2018
Billed and billable	$274,237	$236,250
Allowance for doubtful accounts	(4,869)	(5,284)
Contract receivables, net	$269,368	$230,966

NOTE 3 – GOODWILL

The changes in the carrying amount of goodwill during the nine-months period ended September 30, 2019 were as follows:

Balance as of December 31, 2018	$715,644
Goodwill resulting from business combination - Olson (1)	3,047
Goodwill resulting from business combination - We Are Vista (2)	(370)
Goodwill resulting from business combination - DMS Disaster Consultants (3)	(50)
Effect of foreign currency translation	(1,572)
Balance as of September 30, 2019	$716,699
(1)

In 2019, the Company recorded changes to goodwill representing an immaterial correction of an error for income tax balances related to acquired assets and liabilities from the business combination that occurred in 2014.  These balances were not significant to our previously reported financial position.

(2)	Goodwill measurement period adjustment related to the settlement of the working capital adjustment under the purchase agreement and reversal of the pre-acquisition income tax provision.
(3)	Goodwill measurement period adjustment related to the settlement of the extended purchase commitments under the purchase agreement.

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

The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio of not more than 3.75 to 1.00 (subject to adjustment, in certain circumstances) for each fiscal quarter. As of September 30, 2019, the Company was in compliance with its covenants under the Credit Facility.

As of September 30, 2019, the Company had $245.0 million long-term debt outstanding, ten outstanding letters of credit totaling $3.2 million, $2.0 million of net derivative obligations and unused borrowing capacity of $349.8 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion) was $294.8 million as of September 30, 2019. The weighted-average interest rate on the Credit Facility (excluding any fees and unamortized debt issuance costs) was 3.6% and 3.4% for the three months ended September 30, 2019 and 2018, respectively, and 3.7% and 3.2% for the nine months ended September 30, 2019 and 2018, respectively.

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

Operating leases consisted of the following at September 30, 2019:

Real estate facilities	$162,873
Office equipment	1,401
Other	747
165,021
Amortization of right-of-use assets	(26,865)
Total operating lease right-of-use assets	$138,156

Rent expense is recognized on a straight-line basis over the lease term.  Rent expense consists of the following:

	Three Months Ended	Nine Months Ended
	September 30, 2019	September 30, 2019
Operating lease costs	$9,256	$26,762
Short-term lease costs	552	1,555
Variable lease costs	(180)	4
Total rent expense	9,628	28,321

Future minimum lease payments under non-cancellable leases as of September 30, 2019 were as follows:

September 30, 2020	$35,388
September 30, 2021	37,142
September 30, 2022	35,323
September 30, 2023	21,879
September 30, 2024	15,642
Thereafter	26,478
Total future minimum lease payments	171,852
Less: Interest	(16,053)
Total operating lease liabilities	$155,799

Operating lease liabilities - current	$30,935
Operating lease liabilities - non-current	124,864
Total operating lease liabilities	$155,799

Other information related to operating leases is as follows:

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,772
Right-of-use assets obtained in exchange for new operating lease liabilities	$28,763
Weighted-average remaining lease term - operating leases	5.3
Weighted-average discount rate - operating leases	3.7%

At September 30, 2019, the Company had additional operating leases that have not yet commenced of $1.3 million.  Such operating leases will commence within the next year, with lease terms of 1 year to 3 years.

NOTE 6 – OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Other comprehensive (loss) income includes foreign currency translation adjustments arising from the conversion of financial statements of foreign subsidiaries into U.S. dollars, the amortization of the gain on the sale of an interest rate hedge agreement, and the change in the fair value of current interest rate hedge agreements. Components of accumulated other comprehensive loss as of September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30, 2019
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at June 30, 2019	$(14,055)	$1,898	$(2,964)	$(15,121)
Current period other comprehensive (loss) income:
Other comprehensive loss before reclassifications	(2,858)	—	(746)	(3,604)
Amounts reclassified from accumulated other comprehensive income	—	(180)	90	(90)
Effect of taxes (3)	196	47	170	413
Total current period other comprehensive (loss) income	(2,662)	(133)	(486)	(3,281)
Accumulated other comprehensive (loss) income at September 30, 2019	$(16,717)	$1,765	$(3,450)	$(18,402)

	Nine Months Ended September 30, 2019
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)(5)	Total
Accumulated other comprehensive (loss) income at January 1, 2019	$(14,168)	$2,164	$(547)	$(12,551)
Current period other comprehensive (loss) income:
Other comprehensive income (loss) before reclassifications	(2,582)	—	(4,083)	(6,665)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(540)	144	(396)
Effect of taxes (3)	33	141	1,036	1,210
Total current period other comprehensive (loss) income	(2,549)	(399)	(2,903)	(5,851)
Accumulated other comprehensive (loss) income at September 30, 2019	$(16,717)	$1,765	$(3,450)	$(18,402)

	Three Months Ended September 30, 2018
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at June 30, 2018	$(11,074)	$2,431	$1,067	$(7,576)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(255)	—	371	116
Amounts reclassified from accumulated other comprehensive income	—	(180)	(41)	(221)
Effect of taxes (3)	(142)	47	(368)	(463)
Total current period other comprehensive (loss) income	(397)	(133)	(38)	(568)
Accumulated other comprehensive (loss) income at September 30, 2018	$(11,471)	$2,298	$1,029	$(8,144)

	Nine Months Ended September 30, 2018
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at January 1, 2018	$(7,638)	$2,158	$441	$(5,039)
Reclassification of stranded tax effects due to adoption of accounting principle (4)	(1,307)	478	—	(829)
Adjusted beginning balance	(8,945)	2,636	441	(5,868)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(2,530)	—	997	(1,533)
Amounts reclassified from accumulated other comprehensive income	—	(480)	(41)	(521)
Effect of taxes (3)	4	142	(368)	(222)
Total current period other comprehensive (loss) income	(2,526)	(338)	588	(2,276)
Accumulated other comprehensive (loss) income at September 30, 2018	$(11,471)	$2,298	$1,029	$(8,144)

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

(3)

The Company’s effective tax rate for the three months ended September 30, 2019 and 2018 was 23.6% and 22.9%, respectively, and 23.2% and 24.0% for the nine months ended September 30, 2019 and 2018, respectively.

(4)

The Company has adjusted the balance at December 31, 2017 of accumulated other comprehensive loss for the stranded tax effects caused by the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

(5)

The fair value of the fixed interest rate swaps at September 30, 2019 and December 31, 2018 was $4.7 million and $0.8 million, respectively, and is included in other liabilities on their respective consolidated balance sheet.

(6)

The Company expects to reclassify $0.7 million net gains related to the Gain on Sale of Interest Rate Hedge Agreement and $1.0 million net losses related to the Change in Fair Value of Interest Rate Hedge Agreement from accumulated other comprehensive loss into earnings during the next 12 months.

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2019	18,758	$23	$335,345	$511,095	3,975	$(164,705)	$(15,121)	$666,637
Net income	—	—	—	19,630	—	—	—	19,630
Other comprehensive income	—	—	—	—	—	—	(3,281)	(3,281)
Equity compensation	—	—	3,817	—	—	—	—	3,817
Exercise of stock options	46	—	1,464	—	—	—	—	1,464
Issuance of shares pursuant to vesting of restricted stock units	9	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(2)	—	—	—	2	(143)	—	(143)
Dividends declared	—	—	—	(2,622)	—	—	—	(2,622)
Balance at September 30, 2019	18,811	$23	$340,626	$528,103	3,977	$(164,848)	$(18,402)	$685,502

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2018	18,817	$22	$326,208	$486,442	3,629	$(139,704)	$(12,551)	$660,417
Net income	—	—	—	49,559	—	—	—	49,559
Other comprehensive income	—	—	—	—	—	—	(5,851)	(5,851)
Equity compensation	—	—	11,682	—	—	—	—	11,682
Exercise of stock options	58	—	1,893	—	—	—	—	1,893
Issuance of shares pursuant to vesting of restricted stock units	272	1	—	—	—	—	—	1
Net payments for stock issuances and buybacks	(336)	—	843	—	348	(25,144)	—	(24,301)
Dividends declared	—	—	—	(7,898)	—	—	—	(7,898)
Balance at September 30, 2019	18,811	$23	$340,626	$528,103	3,977	$(164,848)	$(18,402)	$685,502

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2018	18,826	$22	$317,013	$456,358	3,502	$(130,446)	$(7,576)	$635,371
Net income	—	—	—	16,671	—	—	—	16,671
Other comprehensive loss	—	—	—	—	—	—	(568)	(568)
Equity compensation	—	—	3,292	—	—	43	—	3,335
Exercise of stock options	85	—	2,309	—	—	—	—	2,309
Issuance of shares pursuant to vesting of restricted stock units	8	—	—	—	(1)	—	—	—
Net payments for stock issuances and buybacks	(51)	—	(14)	—	51	(3,788)	—	(3,802)
Dividends declared	—	—	—	(2,643)	—	—	—	(2,643)
Balance at September 30, 2018	18,868	$22	$322,600	$470,386	3,552	$(134,191)	$(8,144)	$650,673

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2017	18,662	$22	$307,821	$434,766	3,357	$(121,540)	$(5,039)	$616,030
Net income	—	—	—	42,705	—	—	—	42,705
Other comprehensive loss	—	—	—	—	—	—	(2,276)	(2,276)
Equity compensation	—	—	8,507	—	—	178	—	8,685
Exercise of stock options	210	—	5,842	—	—	—	—	5,842
Issuance of shares pursuant to vesting of restricted stock units	198	—	—	—	(7)	—	—	—
Net payments for stock issuances and buybacks	(202)	—	430	—	202	(12,829)	—	(12,399)
Reclassification of stranded tax effects due to adoption of accounting principle	—	—	—	829	—	—	(829)	—
Dividends declared	—	—	—	(7,914)	—	—	—	(7,914)
Balance at September 30, 2018	18,868	$22	$322,600	$470,386	3,552	$(134,191)	$(8,144)	$650,673

NOTE 8 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the nine months ended September 30, 2019 and 2018:

	2019		2018
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$11,694	$7,452	$11,809	$5,804
Restricted cash - current (1)	—	—	11,191	—
Restricted cash - non-current	1,292	—	1,266	1,286
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$12,986	$7,452	$24,266	$7,090
(1)	Restricted cash – current at the beginning of 2018 represents an amount held in an escrow account for a business acquisition.

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

Increases in revenue from energy, environment, and infrastructure client market, and U.S. state and local governments in the three and nine months ended September 30, 2019 compared to the prior year period were primarily due to work performed on disaster recovery and relief efforts, which also caused an increase in revenue generated through time-and-materials contracts. Consumer and financial services client market revenue increased primarily due to acquisitions during the prior year.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, and infrastructure	$172,217	46%	$147,914	44%	$492,509	46%	$404,870	42%
Health, education, and social programs	138,699	37%	126,424	38%	394,288	36%	381,063	40%
Safety and security	29,682	8%	29,478	9%	88,913	8%	82,444	8%
Consumer and financial services	33,320	9%	29,152	9%	106,179	10%	91,686	10%
Total	$373,918	100%	$332,968	100%	$1,081,889	100%	$960,063	100%

	Three Months Ended				Nine Months Ended September 30,
	September 30, 2019		September 30, 2018		2019		2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$148,181	40%	$140,276	42%	$421,287	39%	$413,599	43%
U.S. state and local government	71,540	19%	55,525	17%	210,324	19%	121,114	13%
International government	28,020	7%	26,559	8%	86,885	8%	89,950	9%
Total Government	247,741	66%	222,360	67%	718,496	66%	624,663	65%
Commercial	126,177	34%	110,608	33%	363,393	34%	335,400	35%
Total	$373,918	100%	$332,968	100%	$1,081,889	100%	$960,063	100%

	Three Months Ended				Nine Months Ended September 30,
	September 30, 2019		September 30, 2018		2019		2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$184,330	49%	$146,525	44%	$507,926	47%	$398,815	42%
Fixed price	135,274	36%	126,126	38%	415,258	38%	384,751	40%
Cost-based	54,314	15%	60,317	18%	158,705	15%	176,497	18%
Total	$373,918	100%	$332,968	100%	$1,081,889	100%	$960,063	100%

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed often due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing. The net contact assets (liabilities) increased $27.8 million. The increase in contract assets is primarily due to hurricane relief and rebuild work for U.S. state and local governments, which is considered part of the energy, environment and infrastructure client market, and most of which has been performed on time-and-materials agreements. There were no material changes to contract balances due to impairments or business combinations during the period.

	September 30, 2019	December 31, 2018	$ Change	% Change
Contract assets	$153,055	$126,688	$26,367	20.8%
Contract liabilities	(32,086)	(33,494)	1,408	(4.2%)
Net contract assets (liabilities)	$120,969	$93,194	$27,775	29.8%

Performance Obligations:

The Company had $1.6 billion in unfulfilled performance obligations as of September 30, 2019, which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts and were generally valued using an estimated cost plus margin approach, with variable consideration being estimated at the most likely amount.  The Company expects to satisfy these performance obligations, on average, in one to two years.

NOTE 10 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company manages its risk to changes in interest rates through the use of derivative instruments. The Company does not hold derivative instruments for trading or speculative purposes.  For variable rate borrowings, the Company uses fixed interest rate swaps, effectively converting a portion of the variable interest rate payments to fixed interest rate payments.  These swaps are designated as cash flow hedges.

NOTE 11 – INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2019 and 2018 was 23.6% and 22.9%, respectively, and 23.2% and 24.0% for the nine months ended September 30, 2019 and 2018, respectively.

The Company is subject to federal income taxes as well as taxes in various state, local and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s 2016 through 2018 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state, local and foreign tax returns also remain open under the applicable statute of limitations and are subject to examination for the tax years from 2015 to 2018.

The Company does not have any liability for unrecognized tax benefits as of September 30, 2019. There were no tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate.

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

The Tax Act subjects U.S. corporations to current tax on global intangible low-taxed income (or “GILTI”) earned by certain foreign subsidiaries. Pursuant to a FASB Staff Q&A, Topic 740 No. 5, “Accounting for Global Intangible Low-Taxed Income”, an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. The Company elected in the first quarter of fiscal year 2018 to recognize the resulting tax on GILTI as a period expense in the period the tax was incurred.  The GILTI tax provisions for the three and nine months ended September 30, 2019 and 2018 were immaterial.

NOTE 12 – ACCOUNTING FOR STOCK COMPENSATION

On April 4, 2018, the Company’s board of directors approved the 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”), which was subsequently approved by the stockholders and became effective on May 31, 2018 (the “Effective Date”). The 2018 Omnibus Plan replaced the previous 2010 Omnibus Incentive Plan (the “Prior Plan”).

On or after the Effective Date, the 2018 Omnibus Plan allows the Company to grant 1,185,000 shares using stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance share awards (“PSAs”), and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 330,998 as of September 30, 2019, remain subject to its terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date. As of September 30, 2019, the Company had approximately 905,795 shares available for grant under the 2018 Omnibus Plan. The 2018 Omnibus Plan also gives the Company the ability to issue cash-settled RSUs (“CSRSUs”). The CSRSUs have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share calculations.

During the nine months ended September 30, 2019, the Company granted to its employees 149,365 shares in the form of RSUs with an average grant date fair value of $76.39, and the equivalent value of 98,837 shares in the form of CSRSUs with an average grant date fair value of $76.60. During the nine months ended September 30, 2019, the Company also granted 47,290 shares in the form of PSAs to its employees with a grant date fair value of $82.38 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2019 have a performance period from January 1, 2019 through December 31, 2021 and the performance conditions are consistent with the PSAs granted in prior years.

The Company recognized stock-based compensation expense of $6.5 million and $4.5 million for the three months ended September 30, 2019 and 2018, respectively, and $19.1 million and $14.7 million for the nine months ended September 30, 2019 and 2018, respectively. Unrecognized compensation expense of approximately $16.7 million as of September 30, 2019 related to unsettled RSUs is expected to be recognized over a weighted-average period of 1.7 years. The unrecognized compensation expense related to CSRSUs totaled approximately $11.8 million at September 30, 2019 and is expected to be recognized over a weighted-average period of 1.8 years. Unrecognized compensation expense related to PSAs of approximately $5.1 million as of September 30, 2019 is expected to be recognized over a weighted-average period of 1.2 years.

NOTE 13 – EARNINGS PER SHARE

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

As of September 30, 2019, the PSAs granted during the year ended December 31, 2017 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2018 and during the nine months ended September 30, 2019 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.  There were no weighted-average shares excluded from the calculation of EPS because they were anti-dilutive for the three months ended September 30, 2019 and 2018, respectively, and 11 and 7,008 weighted-average shares were excluded for the nine months ended September 30, 2019 and 2018, respectively. The anti-dilutive shares were associated with RSUs.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net Income	$19,630	$16,671	$49,559	$42,705

Weighted-average number of basic shares outstanding during the period	18,799	18,873	18,810	18,783
Dilutive effect of stock options, RSUs, and performance shares	370	433	398	473
Weighted-average number of diluted shares outstanding during the period	19,169	19,306	19,208	19,256

Basic earnings per share	$1.04	$0.88	$2.63	$2.27
Diluted earnings per share	$1.02	$0.86	$2.58	$2.22

NOTE 14 – SHARE REPURCHASE PROGRAM

The Company’s current share repurchase program allows for share repurchases in the aggregate up to $100.0 million under share repurchase plans approved by the board of directors pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.  The Credit Facility permits unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.25 to 1.00. As of September 30, 2019, $68.0 million remained available for share repurchases under the approved share repurchase program.

NOTE 15 – SUBSEQUENT EVENTS

On October 24, 2019 the Company entered into a new commercial lease agreement for the Company’s corporate headquarters in Fairfax, Virginia. The Company’s prior corporate headquarters lease is set to expire on December 31, 2022. The new lease commences on March 1, 2022 and extends through April 30, 2039. Total base rent payable over the extended lease period is approximately $154.9 million. The Company has two options to extend the lease for an additional consecutive ten-year period under each option, or four options to extend the lease for an additional consecutive five-year period under each option with respect to the entire premises.

On November 6, 2019, the Company’s board of directors approved a $0.14 per share cash dividend.  The dividend will be paid on January 14, 2020 to shareholders of record as of the close of business on December 13, 2019.

NOTE 16 – CONTINGENCIES

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

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in our filings with the Securities and Exchange Commission (“SEC”), as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in the forward-looking statements, including, but not limited to:

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

The terms “we,” “our,” “us,” and “Company,” as used throughout this Quarterly Report, refer to ICF International, Inc. and its subsidiaries, unless otherwise indicated. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local governments and the governments of U.S. territories. The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the SEC on February 27, 2019 (our “Annual Report”).

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

Employees and Offices:

We have more than 7,000 full and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, and from more than 70 regional offices throughout the U.S. and U.S. territories and 15 offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

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

We periodically evaluate our critical accounting policies and estimates based on changes in U.S. GAAP that may have an effect on our financial statements.  In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”). ASU 2016-02 revised the accounting for leases and requires lessees to recognize an operating lease right-of-use asset and a corresponding operating lease liability (current and non-current) that depicts the rights and obligations arising from an operating lease agreement. We implemented ASU 2016-02 on January 1, 2019 and elected certain practical expedients available under the ASU. The result of the adoption was the recognition of an operating lease right-of-use asset totaling $137.2 million and operating lease liabilities totaling $152.9 million as of the adoption date. For further discussion see “Note 1—Basis of Presentation and Nature of Operations—Significant Accounting Policies — Leases” and “Note 1—Basis of Presentation and Nature of Operations—Recent Accounting Pronouncements – Recent Accounting Pronouncements Adopted – Leases” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended September 30,				Three Months Ended
	Dollars		Percentages		September 30, 2018 and 2019
(dollars in thousands)	2019	2018	2019	2018	Dollars	Percent
Revenue	$373,918	$332,968	100.0%	100.0%	$40,950	12.3%
Direct Costs	238,158	213,060	63.7%	64.0%	25,098	11.8%
Operating Costs and Expenses:
Indirect and selling expenses	100,130	88,960	26.8%	26.7%	11,170	12.6%
Depreciation and amortization	5,035	4,210	1.3%	1.3%	825	19.6%
Amortization of intangible assets	1,931	2,516	0.5%	0.7%	(585)	(23.3%)
Total Operating Costs and Expenses	107,096	95,686	28.6%	28.7%	11,410	11.9%
Operating Income	28,664	24,222	7.7%	7.3%	4,442	18.3%
Interest expense	(2,824)	(2,240)	(0.8%)	(0.7%)	(584)	26.1%
Other expense	(141)	(351)	—	(0.1%)	210	(59.8%)
Income before Income Taxes	25,699	21,631	6.9%	6.5%	4,068	18.8%
Provision for Income Taxes	6,069	4,960	1.6%	1.5%	1,109	22.4%
Net Income	$19,630	$16,671	5.3%	5.0%	$2,959	17.7%

Revenue. Revenue for the three months ended September 30, 2019 was $373.9 million, compared to $333.0 million for the three months ended September 30, 2018, representing an increase of $41.0 million or 12.3%. The increase in revenue was primarily attributable to a $25.4 million increase in government client revenue and a $15.6 million increase in revenue from our commercial clients. The increase in government client revenue was the result of a $16.0 million increase in revenue from our state and local government contracts, primarily because of increases in the energy, environment and infrastructure client market in response to hurricane relief and recovery efforts, a $7.9 million increase in revenue from our federal government clients, and a $1.5 million increase in revenue from international government clients. The increase in commercial revenue was primarily due to a $9.7 million increase in our energy, environment and infrastructure client market revenue, a $4.2 million increase in revenue from our consumer and financial services market clients, and a $1.8 million increase in revenue from our health, education and social programs client market.

Direct Costs. Direct costs for the three months ended September 30, 2019 were $238.2 million compared to $213.1 million for the three months ended September 30, 2018, an increase of $25.1 million or 11.8%. The increase in direct costs was attributable to an increase of $15.0 million or 14.7% in subcontractor and other direct costs and $10.1 million or 9.1% increase in direct labor and associated fringe benefits. Subcontractor and other direct costs for the three months ended September 30, 2019 was 49.0% of direct costs compared to 47.7% for the three months ended September 30, 2018. Direct labor and associated fringe benefits for the three months ended September 30, 2019 was 51.0% of direct costs compared to 52.3% for the three months ended September 30, 2018. The increase in both subcontractor and other direct costs and direct labor is primarily due to an increase in revenues. As we have been successful in winning larger contracts, our own labor services as a percentage of direct costs has generally decreased because larger contracts typically are broader in scope and require more diverse capabilities, resulting in more subcontracted effort and additional other direct costs. Direct costs as a percent of revenue decreased to 63.7% for the three months ended September 30, 2019, compared to 64.0% for the three months ended September 30, 2018.

Indirect and selling expenses. Indirect and selling expenses for the three months ended September 30, 2019 was $100.1 million compared to $89.0 million for the three months ended September 30, 2018, an increase of $11.2 million or 12.6% driven primarily by increased indirect labor and fringe expenses to support the growth in revenue, increased costs to invest in our internal infrastructure and processes and professional fees, partially offset by a reduction in bad debt expense. Indirect and selling expenses as a percent of revenue increased to 26.8% for the three months ended September 30, 2019, compared to 26.7% for the three months ended September 30, 2018.

Depreciation and amortization. Depreciation and amortization was $5.0 million for the three months ended September 30, 2019 compared to $4.2 million for the three months ended September 30, 2018. The increase in depreciation and amortization is the result of the depreciation of investment in infrastructure costs made by us over the last few years.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2019 was $1.9 million compared to $2.5 million for the three months ended September 30, 2018. The $0.6 million decrease was primarily due to reduced levels of amortization of intangible assets associated with prior acquisitions, which were partially offset by amortization of intangible assets from recent acquisitions.

Operating Income. Operating income was $28.7 million for the three months ended September 30, 2019 compared to $24.2 million for the three months ended September 30, 2018, an increase of $4.4 million or 18.3%. Operating income as a percentage of revenue increased to 7.7% for the three months ended September 30, 2019, compared to 7.3% for the three months ended September 30, 2018. The increase in operating income is largely due to increases in revenue while reducing direct costs as a percentage of revenues and the leveraging of our indirect and selling expenses.

Interest expense. For the three months ended September 30, 2019 and 2018, interest expense was $2.8 million and $2.2 million resulting in an increase of $0.6 million, or 26.1%. The increase in interest expense for the three months ended September 30, 2019 was due to an increase in the weighted average debt balance and higher weighted-average interest rates.

Other expense. Other expense was $0.1 million for the three months ended September 30, 2019 compared to $0.3 million for the three months ended September 30, 2018. The activity in other expense for the three months ended September 30, 2019 and 2018 is primarily due to a gain in the value of foreign currency swaps and unrealized and realized foreign currency gains and losses.

Provision for Income Taxes. For the three months ended September 30, 2019, income tax expense was $6.1 million compared to $5.0 million for the three months ended September 30, 2018, an increase of $1.1 million. The effective income tax rate for the three months ended September 30, 2019 and 2018 was 23.6% and 22.9%, respectively.  The increase in the effective income tax rate was primarily due to the reversal of liability for an uncertain tax position and realization of significant non-taxable income in the three months ended September 30, 2018 and an increase in valuation allowance against excess foreign tax credits generated in the three months ended September 30, 2019.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Nine Months Ended September 30,				Nine Months Ended
	Dollars		Percentages		September 30, 2018 and 2019
(dollars in thousands)	2019	2018	2019	2018	Dollars	Percent
Revenue	$1,081,889	$960,063	100.0%	100.0%	$121,826	12.7%
Direct Costs	689,160	608,451	63.7%	63.4%	80,709	13.3%
Operating Costs and Expenses:
Indirect and selling expenses	298,099	269,029	27.6%	28.0%	29,070	10.8%
Depreciation and amortization	15,392	12,724	1.4%	1.3%	2,668	21.0%
Amortization of intangible assets	6,143	7,030	0.6%	0.7%	(887)	(12.6%)
Total Operating Costs and Expenses	319,634	288,783	29.6%	30.0%	30,851	10.7%
Operating Income	73,095	62,829	6.7%	6.6%	10,266	16.3%
Interest expense	(8,211)	(6,073)	(0.7%)	(0.6%)	(2,138)	35.2%
Other expense	(367)	(565)	—	(0.1%)	198	(35.0%)
Income before Income Taxes	64,517	56,191	6.0%	5.9%	8,326	14.8%
Provision for Income Taxes	14,958	13,486	1.4%	1.4%	1,472	10.9%
Net Income	$49,559	$42,705	4.6%	4.5%	$6,854	16.0%

Revenue. Revenue for the nine months ended September 30, 2019 was $1,081.9 million, compared to $960.1 million for the nine months ended September 30, 2018, representing an increase of $121.8 million or 12.7%. The increase was attributable to a $93.8 million increase in government revenue and a $28.0 million increase in revenue from our commercial clients. The increase in government clients was the result of a $89.2 million increase in revenue from our state and local government contracts, primarily because of increases in revenues from the energy, environment and infrastructure client market in response to hurricane relief and recovery efforts and our health, education and social program market clients, and an increase of $7.7 million in revenue from our federal clients, primarily the result of increases in our safety and security market clients, offset by a net decrease in revenue from our international government clients of $3.1 million. The increase in commercial revenue was primarily due to a $14.4 million increase in revenue from our consumer and financial services market clients, a $10.7 million increase in revenue from our energy, environment, and infrastructure market clients, and a $2.9 million increase in revenue from our health, education and social program market clients.

Direct Costs. Direct costs for the nine months ended September 30, 2019 were $689.2 million compared to $608.5 million for the nine months ended September 30, 2018, an increase of $80.7 million or 13.3%. The increase in direct costs was attributable to an increase of $57.1 million or 20.8% in subcontractor and other direct costs and a $23.6 million or 7.1% increase in direct labor and associated fringe benefits.  Subcontractor and other direct costs for the nine months ended September 30, 2019 was 48.0% of direct costs compared to 45.0% for the nine months ended September 30, 2018. Direct labor and associated fringe benefits for the nine months ended September 30, 2019 was 52.0% of direct costs compared to 55.0% for the nine months ended September 30, 2018. The increase in both subcontractor and other costs and direct labor is the result of an increase in revenues. As we have been successful in winning larger contracts, our own labor services as a percentage of direct costs has generally decreased because larger contracts typically are broader in scope and require more diverse capabilities, resulting in more subcontracted effort and additional other direct costs. Direct costs as a percent of revenue increased to 63.7% for the nine months ended September 30, 2019, compared to 63.4% for the nine months ended September 30, 2018. The increase in the direct costs as a percent of revenue is due to the increased use of subcontractors in performing contracts in the nine months ended September 30, 2019 compared to the prior period, particularly in connection with hurricane relief and recovery efforts.

Indirect and selling expenses. Indirect and selling expenses for the nine months ended September 30, 2019 were $298.1 million compared to $269.0 million for the nine months ended September 30, 2018, an increase of $29.1 million or 10.8%. The increase is driven primarily by increased indirect labor and fringe to support revenue growth, increased costs to invest in our internal infrastructure and processes, the impairment of intangible assets and professional fees, partially offset by a reduction in bad debt expense due to a change in our estimate of the collectability of amounts due from a client that recently filed for bankruptcy. Indirect and selling expenses as a percent of revenue decreased to 27.6% for the nine months ended September 30, 2019, compared to 28.0% for the nine months ended September 30, 2018.

Depreciation and amortization. Depreciation and amortization was $15.4 million for the nine months ended September 30, 2019 compared to $12.7 million for the nine months ended September 30, 2018. The increase in depreciation and amortization is the result of increased depreciation on investment in infrastructure costs made by us over the last few years and accelerated depreciation of leasehold improvements on leases that terminated during the period.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2019 was $6.1 million compared to $7.0 million for the nine months ended September 30, 2018. The $0.9 million decrease was primarily due to reduced levels of intangible assets amortization associated with prior acquisitions, partially offset by amortization from recent acquisitions.

Operating Income. Operating income was $73.1 million for the nine months ended September 30, 2019 compared to $62.8 million for the nine months ended September 30, 2018, an increase of $10.3 million or 16.3%. Operating income as a percentage of revenue increased to 6.7% for the nine months ended September 30, 2019, compared to 6.6% for the same period in 2018. The changes were largely due to growth in revenue and the leveraging of our indirect and selling expenses, offset by proportionately larger increases in the direct costs from the increased utilization of subcontractors.

Interest expense. For the nine months ended September 30, 2019, and 2018 interest expense was $8.2 million and $6.1 million resulting in an increase of $2.1 million or 35.2%. The higher interest expense was due to higher weighted average interest rates and higher weighted average debt balances for the nine-month period ended September 30, 2019 compared to the nine months ended September 30, 2018.

Other expense. Other expense was $0.4 million and $0.6 million for the nine months ended September 30, 2019 and 2018. The activity in other expense for the nine months ended September 30, 2019 and 2018 is primarily due to unrealized and realized foreign currency gains and losses net of a gain in the value of foreign currency swaps.

Provision for Income Taxes. For the nine months ended September 30, 2019, income tax expense was $15.0 million compared to $13.5 million for the nine months ended September 30, 2018, an increase of $1.5 million and the effective income tax rate for the nine months ended September 30, 2019 and 2018 was 23.2% and 24.0%, respectively.  The decrease in the effective tax rate was primarily due to additional tax deductions from equity-based compensation and windfall tax benefits from the exercise of equity-based compensation awards in the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.

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

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Revenue	$373,918	$332,968	$1,081,889	$960,063
Subcontractor and other direct costs	(116,710)	(101,708)	(330,990)	(273,920)
Service revenue	$257,208	$231,260	$750,899	$686,143

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

EBITDA and Adjusted EBITDA are not recognized terms under U.S. GAAP and should not be used as alternatives to net income as a measure of operating performance. This presentation of EBITDA and Adjusted EBITDA may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use as these measures do not include certain cash requirements such as interest payments, tax payments, capital expenditures and debt service.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated. Certain immaterial amounts in the prior year have been revised to conform with the current presentation of Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2019	2018	2019	2018
Net income	$19,630	$16,671	$49,559	$42,705
Other expense	141	351	367	565
Interest expense	2,824	2,240	8,211	6,073
Provision for income taxes	6,069	4,960	14,958	13,486
Depreciation and amortization	6,966	6,726	21,535	19,754
EBITDA	35,630	30,948	94,630	82,583
Adjustment related to impairment of intangible assets (1)	—	—	1,728	—
Special charges related to acquisitions (2)	—	507	—	613
Special charges related to severance for staff realignment (3)	166	340	1,321	995
Special charges related to facilities consolidations, office closures, and our future corporate headquarters (4)	194	—	263	—
Adjustment related to bad debt reserve (5)	—	115	(782)	115
Total special charges	360	962	2,530	1,723
Adjusted EBITDA	$35,990	$31,910	$97,160	$84,306
(1)

Adjustment related to impairment of intangible assets: We recognized impairment expense of $1.7 million in the second quarter of 2019 related to intangible assets associated with a historical business acquisition.

(2)

Special charges related to acquisitions: These costs are mainly related to closed and anticipated-to-close acquisitions, consisting primarily of consultant and other outside third-party costs and amortization of deferred consideration payments, discounted as part of the acquisition.

(3)

Special charges related to severance for staff realignment: These costs are mainly due to involuntary employee termination benefits for our officers and groups of employees who have been notified that they will be terminated as part of a consolidation or reorganization.

(4)

Special charges related to facilities consolidations, office closures, and our future corporate headquarters: These costs are exit costs associated with terminated leases or full office closures.  The exit costs include charges incurred under a contractual obligation that existed as of the date of the accrual and for which we will continue to pay until the contractual obligation is satisfied but with no economic benefit to us.  Additionally, we incurred one-time charges with respect to the execution of a new lease agreement for our corporate headquarters.

(5)

Adjustment related to bad debt reserve: During 2018, we established a bad debt reserve for amounts due from a utility client that had filed for bankruptcy and included the reserve as an adjustment due to its relative size. The adjustment reflects a favorable revision of our prior estimate of collectability based on a third party acquiring the receivables.

Non-GAAP Diluted Earnings per Share

Non-GAAP diluted earnings per share (“EPS”) represents diluted EPS excluding the impact of certain items such as impairment of intangible assets, acquisition expenses, severance for staff realignment, facility consolidations and office closures, and certain adjustments to the bad debt reserve (which are also excluded from Adjusted EBITDA, as described further above), as well as the impact of amortization of intangible assets related to our acquisitions and income tax effects. While these adjustments may be recurring and not infrequent or unusual, we do not consider these adjustments to be indicative of the performance of our ongoing operations. Non-GAAP diluted EPS is not a recognized term under U.S. GAAP and is not an alternative to basic or diluted EPS as a measure of performance. This presentation of Non-GAAP diluted EPS may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe that the supplemental adjustments applied in calculating Non-GAAP diluted EPS are reasonable and appropriate to provide additional information to investors.

The following table presents a reconciliation of diluted EPS to Non-GAAP diluted EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Diluted EPS	$1.02	$0.86	$2.58	$2.22
Adjustment related to impairment of intangible assets	—	—	0.09	—
Special charges related to acquisitions	—	0.03	—	0.03
Special charges related to severance for staff realignment	0.01	0.02	0.07	0.05
Special charges related to facilities consolidations, office closures, and our future corporate headquarters	0.01	0.01	0.06	0.01
Adjustment related to bad debt reserve	—	—	(0.04)	—
Amortization of intangibles	0.10	0.13	0.32	0.37
Income tax effects (1)	(0.02)	(0.04)	(0.12)	(0.11)
Non-GAAP EPS	$1.12	$1.01	$2.96	$2.57
(1)

Income tax effects were calculated using an effective U.S. GAAP tax rate of 23.6% and 22.9% for the three months ended September 30, 2019 and 2018, respectively, and 23.2% and 24.0% for the nine months ended September 30, 2019 and 2018, respectively.

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

Financial Condition. There were several changes in our balance sheet as of September 30, 2019 compared to the balance sheet as of December 31, 2018.  Cash and cash equivalents decreased to $7.5 million as of September 30, 2019, from $11.7 million on December 31, 2018. Restricted cash (current and non-current) decreased from $1.3 million at December 31, 2018 to no restricted cash at September 30, 2019. These changes are further discussed in “Cash Flow” below.

Contract receivables, net of allowance for doubtful accounts, increased to $269.4 million compared to $231.0 million on December 31, 2018 primarily due to extended timing of billings and collections from the disaster relief and rebuild efforts. Contract receivables are a significant component of our working capital and generally increase due to revenue growth and may be favorably or unfavorably impacted by our collection efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients. Contract assets and contract liabilities, on a contract by contract basis, represent revenue in excess of billings, and billings in excess of revenue, respectively, both of which generally arise from revenue timing and contractually stipulated billing schedules or billing complexity. At September 30, 2019, contract assets and contract liabilities were $153.1 million and $32.1 million, respectively, compared to $126.7 million and $33.5 million, respectively, at December 31, 2018.

We evaluate our collections efforts using the days-sales-outstanding ratio, or DSO, which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities), by revenue per day for the three months ended September 30, 2019. Days-sales-outstanding increased from 77 days for the quarter ended December 31, 2018 to 94 days for the quarter ended September 30, 2019 primarily due to timing differences in client billings and collections driven largely by disaster relief and rebuild efforts which have complex reporting and billing requirements and have been slow to pay our invoices. The DSO, excluding disaster relief and rebuild efforts, was 76 days for the quarter ended September 30, 2019 compared to 71 days for the quarter ended December 31, 2018 and 84 days for the quarter ended June 30, 2019.

Property and equipment, net of depreciation and amortization, increased due to capital expenditures primarily related to increases in capitalized software and computer equipment as we invest in our infrastructure, as well as obtaining additional property and equipment.

Goodwill, as discussed in “Note 3—Goodwill” in the “Notes to Consolidated Financial Statements” in this Quarterly Report, increased due to an immaterial correction of an error from a prior acquisition, settlement of contingent or extended commitments under the purchase agreements, and the impact of foreign currency translation.

Effective January 1, 2019, the Company implemented ASU 2016-02. The standard, among other changes, requires lessees to recognize, for all leases with terms of greater than one year, an operating lease right-of-use asset and a corresponding operating lease liability (current and non-current), which depicts the rights and obligations arising from an operating lease agreement. As a result, the Company has reflected an operating lease right-of-use asset totaling $138.2 million related to its operating leases and $30.9 million and $124.9 million of current and non-current operating lease liabilities as of September 30, 2019, respectively. The adoption of the new standard is discussed in “Note 1—Basis of Presentation and Nature of Operations-Significant Accounting Policies – Leases” and “Note 1—Basis of Presentation and Nature of Operations—Recent Accounting Pronouncements – Recent Accounting Pronouncements Adopted – Leases ” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

Total current liabilities, exclusive of the current portion of operating lease liabilities and contract liabilities (both of which are discussed above), consists of: accounts payable, accrued salaries and benefits, accrued subcontractors and other direct costs and accrued expenses and other current liabilities.  These operating liabilities were $239.1 million at September 30, 2019, a decrease of $5.5 million from $244.6 million at December 31, 2018. The net decrease in these liabilities was due primarily to timing of payments during the third quarter of 2019.

Long-term debt increased to $245.0 million on September 30, 2019 from $200.4 million on December 31, 2018, primarily due to net draws on our Credit Facility of $44.6 million to primarily fund current operations and capital improvements. The weighted average debt balance on the Credit Facility for the three months ended September 30, 2019 and 2018 was $286.6 million and $249.1 million, respectively, and for the nine months ended September 30, 2018 was $273.7 million and $232.8 million, respectively. The weighted average interest rate on the Credit Facility, excluding any fees and unamortized debt issuance costs, for the three months ended September 30, 2019 and 2018 was 3.6% and 3.4%, respectively, and for the nine months ended September 30, 2019 and 2018 was 3.7% and 3.2%, respectively. We generally utilize cash flow from operations as our primary source of funding and turn to our Credit Facility to fund temporary fluctuations such as increases in accounts receivable, reductions in accounts payable and accrued expenses, purchase of treasury stock and to meet funding requirements for acquisitions.

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

Share Repurchase Program. In September 2017 the board of directors approved a share repurchase program that authorizes share repurchases in the aggregate up to $100.0 million. Our total repurchases are also limited by the Credit Facility as described in “Note 13—Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.  Our overall repurchase limit is the lower of the amount imposed by our board of directors and by the Credit Facility.  Purchases under the repurchase program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the nine months ended September 30, 2019, we repurchased 248,000 shares under this program at an average price of $72.79 per share. As of September 30, 2019, $68.0 million remained available for share repurchases under the share repurchase program.

Dividends.  Cash dividends declared thus far in 2019 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 26, 2019	$0.14	March 29, 2019	April 16, 2019
May 2, 2019	$0.14	June 14, 2019	July 16, 2019
August 1, 2019	$0.14	September 13, 2019	October 15, 2019
November 6, 2019	$0.14	December 13, 2019	January 14, 2020

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended
	September 30,
(in thousands)	2019	2018
Net Cash Provided by Operating Activities	$6,364	$10,353
Net Cash Used in Investing Activities	(24,255)	(38,440)
Net Cash Provided by Financing Activities	12,631	11,164
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(274)	(253)
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(5,534)	$(17,176)

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered. Operating activities provided $6.4 million in cash for the nine months ended September 30, 2019 compared to cash provided by operating activities of $10.4 million for the nine months ended September 30, 2018. The decrease in cash flows provided by operations for the nine months ended September 30, 2019 compared to the prior year was primarily due to the increase in contract receivables, a decrease in net contract assets and liabilities, and net decrease in our operating liabilities, partially offset by the improvement in net income. The increase in contract receivables is primarily due to the slower collection from our disaster relief and rebuild client, as evidenced by the increase in DSO from 77 days for the quarter ended December 31, 2018 to 94 days for the quarter ended September 30, 2019. The decrease in our operating liabilities is a result of our timing of payments through the third quarter of 2019.

Investing activities used cash of $24.3 million for the nine months ended September 30, 2019, compared to $38.4 million for the nine months ended September 30, 2018. Our cash flows used in investing activities consists primarily of capital expenditures and acquisitions.  The cash used in investing activities for the nine months ended September 30, 2019 included $20.7 million for capital expenditures and acquisitions of $3.6 million.  The cash used in investing activities for the nine months ended September 30, 2018 included business acquisitions cost of $22.8 million and $15.6 million of capital expenditures.

Our cash flows provided by financing activities consists primarily of debt and equity transactions. For the nine months ended September 30, 2019, cash flows provided by financing activities of $12.6 million was largely attributable to cash provided by net advances on our Credit Facility of $44.6 million, partially offset by cash used for net payments for stock issuances and buybacks of $24.3 million, primarily representing shares repurchased under our share repurchase program, payments of cash dividends totaling $7.9 million and $1.6 million payments of capital expenditure obligations, partially offset by cash received in the exercise of options of $1.9 million. For the nine months ended September 30, 2018, cash flows used in financing activities of $11.2 million was largely attributable to net advances on our Credit Facility of $26.3 million and cash received in the exercise of options of $5.8 million, partially offset by cash used for payments for stock issuances and buybacks of $12.4 million, $3.2 million payments of capital expenditure obligations, and payments of cash dividends totaling $5.3 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. We performed the evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. As a result of the Company’s adoption of the new lease accounting standard ASU 2016-02, Leases (Topic 842), we implemented controls to ensure adequate evaluation of our lease commitments and assessment of the impact of the new accounting standard related to our financial statements to facilitate its adoption on January 1, 2019.  There were no other significant changes to our internal control over financial reporting due to the adoption of the new standard, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the periods covered by this Quarterly Report or in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The risk factor concerning the possible withdrawal of the United Kingdom from the European Union that appears on page 22 of our Annual Report on 10-K for the year ended December 31, 2018 is updated by replacing it in its entirety with the following:

Our business in the United Kingdom and the European Union could be negatively affected by the timing and terms of, and uncertainties related to, the United Kingdom’s exit from, and potential other developments related to, the European Union.

On June 23, 2016 voters in the United Kingdom (“U.K.”) approved an exit from the European Union (“E.U.”).  On March 29, 2017 the U.K. initiated the process under Article 50 of the Treaty on the European Union, commencing a period, initially of up to two years, for the E.U. and other E.U. member states to negotiate with the U.K. the terms of a withdrawal (often referred to as “Brexit”). Such an exit from the E.U. is unprecedented, and it has been unclear how the commercial, legal and regulatory environment in which we, our customers and our counterparties operate will be affected, as regards both the terms of exit and the future terms of trade.  Our U.K. and Belgian operations have traditionally serviced most of our European clients, including the European Commission, and there has been, and remains, a risk that these operations could be disrupted by Brexit.

U.K. political developments have delayed resolution of the many issues associated with Brexit.  The U.K. and E.U. previously agreed to extend the deadline for agreement on the terms of withdrawal to October 31, 2019.  On October 17, 2019 Prime Minister Johnson and the E.U. announced a revised Withdrawal Agreement that would avoid a so-called “hard/no-deal Brexit”. Under a no-deal Brexit the U.K. would exit the E.U. with no transitional arrangements and no negotiated market access or agreements on issues such as customs and citizen mobility.   The E.U. approved the Withdrawal Agreement, but on October 19, 2019 the U.K. House of Commons withheld its approval for the Withdrawal Agreement, triggering a legislative requirement for Prime Minister Johnson to request that the E.U. grant a further delay of Brexit until January 31, 2020.  On October 22, 2019 the House of Commons narrowly gave preliminary approval to the Withdrawal Agreement, but subject to further scrutiny and votes on potential amendments.  The House of Commons voted against accepting a timetable for this scrutiny, which would have allowed for final approval in time for the October 31, 2019 deadline to leave the EU. On October 28, 2019 the E.U. granted an extension of the Withdrawal Agreement deadline to January 31, 2020. However, on October 29, 2019 the House of Commons determined to call a general election to be held on December 12, 2019. The election bill has received House of Lords approval and Royal Assent, thus becoming law.

The calling of a general election dissolved Parliament and means that there will be no further progress toward resolving Brexit issues in Parliament until after the election. There is no certainty that the election on December 12, 2019 will result in a government with a clear mandate to pursue Brexit on the basis of the Withdrawal Agreement.  The risk of a “hard/no-deal Brexit” on January 31, 2020 therefore remains.

If, after the election, the U.K. approves the Withdrawal Agreement, this would not relieve all difficulties. Among other things, the Withdrawal Agreement announced on October 17 provided for the U.K. to continue to abide by E.U. rules until the end of the transition period that would last until the end of 2020, extendable by mutual agreement for up to two years. After the transition period the U.K. would have its own customs territory and set its own tariffs. Although the Withdrawal Agreement contemplated the negotiation of free trade agreements with the E.U., those agreements are expected to be difficult and time-consuming to achieve and to focus on goods rather than services, which is what we provide in Europe.  There is a risk that, at the end of the transition period, in the absence of new free trade agreements, the UK would default onto WTO terms for all trade with the E.U., with the potential for significant disruption to existing patterns of trade.

The challenges that continue to surround the timing and terms of the U.K.’s exit from the E.U. and its consequences could adversely impact customer and investor confidence and relationships, result in additional market volatility and adversely affect our businesses and results of operations.  These effects could derive from delays or reductions in contract awards, canceled contracts, increased costs, changes in exchange rates, difficulty in recruiting or in gaining permission to employ existing staff, or less favorable payment terms.

There also remains the possibility of further movement toward secession from the U.K. by Scotland or Northern Ireland, with different but significant negative consequences.  And other E.U. member states or portions thereof may conduct their own referenda leading to an exit from the E.U. or demands for greater freedom from the strictures deriving from the E.U., resulting in a reduction in funding for the European Commission that could lead to a decrease in the funding and scope of our work for that client.  In addition, security and sovereignty and financial system stability issues resulting from Brexit or other geopolitical events, or the E.U. actions driven by those events, could change the current balance of responsibility established between the European Commission and member nations, or affect the results of the E.U. budget-setting process, either of which could also reduce the funding and scope of our work for that client.

The risks described above and in our Annual Report are not the only risks that we encounter. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 - July 31	—	$—	—	$68,010,294
August 1 - August 31	1,760	$81.51	—	$68,010,294
September 1 - September 30	—	$—	—	$68,010,294
Total	1,760	$81.51	—
(1)

The total number of shares purchased of 1,760 includes shares repurchased pursuant to our share repurchase program described further in footnote (3) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of any restricted stock units and performance-based share awards in accordance with our applicable long-term incentive plan.

(2)	During the three months ended September 30, 2019, we repurchased 1,760 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $81.51 per share.
(3)

The current share repurchase program authorizes share repurchases in the aggregate up to $100.0 million, not to exceed the amount allowed under the Credit Facility. During the three months ended September 30, 2019, we did not repurchase shares under the stock repurchase plan.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a). *

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a). *

32.1	Certification of the Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

November 7, 2019	By:	/s/ Sudhakar Kesavan
Sudhakar Kesavan
Executive Chairman
(Principal Executive Officer)

November 7, 2019	By:	/s/ James Morgan
James Morgan
Executive Vice President and Chief Financial Officer (Principal Financial Officer)