Form 10-K
period 2019-12-31
ICF International, Inc.
filed 2020-02-28
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From             to

Commission File Number: 001-33045

ICF INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	22-3661438
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

9300 Lee Highway Fairfax, VA	22031
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(703) 934-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ICFI	The NASDAQ Stock Market LLC

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,305 million based upon the closing price per share of $72.80, as quoted on the NASDAQ Global Select Market on June 30, 2019. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2020, 18,852,951 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the 2020 Annual Meeting of Stockholders expected to be held in May 2020.

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

The terms “we,” “our,” “us,” and “the Company,” as used throughout this Annual Report on Form 10-K, refer to ICF International, Inc. and its consolidated subsidiaries, unless otherwise indicated. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state (including U.S. territories) and local governments, unless otherwise indicated.

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

•

Digital Services. We design, develop, and implement cutting-edge technology systems and business tools that are key to our clients’ mission or business performance, and include solutions to optimize the customer and citizen experience for our clients. We provide cybersecurity solutions that support the full range of cybersecurity missions and protect evolving IT infrastructures in the face of relentless threats, and we modernize IT systems core to our clients’ operations.

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

We report operating results and financial data in one operating and reportable segment. We generated revenue of $1,478.5 million, $1,338.0 million, and $1,229.2 million in 2019, 2018, and 2017, respectively. Our total backlog was approximately $2,402.7 million, $2,377.7 million, and $1,950.4 million as of December 31, 2019, 2018, and 2017, respectively.

As of December 31, 2019, we had more than 7,000 full and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our more than 75 regional offices throughout the U.S., and more than 15 offices outside the U.S., including offices in the United Kingdom (“U.K.”), Belgium, China, India and Canada.

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

Our principal executive office is located at 9300 Lee Highway, Fairfax, Virginia 22031, and our telephone number is (703) 934-3000. We maintain an internet website at www.icf.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC also maintains an internet website that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

MARKET OPPORTUNITY, SERVICES, AND SOLUTIONS

Complex, long-term market factors, which include geopolitical, environmental and demographic trends, are changing the way people live and the way government and industry operate and interact. Some of these factors have significant impacts on the markets in which our clients operate.

In addition to these market-based factors, developments across all of our markets are increasing the demand for advisory services that drive our business. These trends include increased government focus on efficiency and mission performance management; generational changes; the emphasis on transparency and accountability; and an increased demand for combining domain knowledge of client mission and programs with innovative technology-enabled solutions. We see growth opportunities for technology-based solutions involving digital services and strategic communications across all of our markets.

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

While we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers. Administrative and legislative actions by governments to address changing priorities could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. However, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the federal government as well as to state and local and international governments and commercial clients.

Our portfolio includes a sizable amount of federal client work and we take active measures to minimize the impact of any federal government shutdown on our performance and our people. Past government shutdowns have not had a material impact on our performance, and federal government funding overall is relatively secure for the remainder of 2020. However, a federal government shutdown of any length is highly unpredictable for our impacted employees, for our clients, and for us as a company and, in the event of any future shutdowns, we cannot predict the impact on us or our operations.

Energy, Environment, and Infrastructure

For decades, we have advised on energy and environmental issues, including the impact of human activity on natural resources, and have helped develop solutions for infrastructure-related challenges. In addition to addressing government policy and regulation in these areas, our work focuses on industries that are affected by these policies and regulations, particularly those industries most heavily involved in the use and delivery of energy. Significant factors affecting suppliers, users, and regulators of energy are driving private and public sector demand for professional services firms, including:

•	Changing power markets, increasingly diverse sources of supply including distributed energy resources and an increased demand for alternative sources of energy and/or energy storage;
•	The changing role of the U.S. in the world’s energy markets;
•	Ongoing efforts to upgrade energy infrastructure to meet new power, transmission, environmental, and cybersecurity requirements and to enable more distributed forms of generation;
•	Changing public policy and regulations surrounding the modernization of and investment in an upgraded energy infrastructure, including new business models that may accompany those changes; and
•	The need to manage energy demand and increase efficient energy use in an era of environmental concerns, especially regarding carbon and other emissions.

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

We also assist commercial and government clients in designing, implementing, and evaluating demand side management programs, both for residential and for commercial and industrial sectors. Utility companies must balance the changing demand for energy with a price-sensitive, environmentally conscious consumer base. We help utilities meet these needs, guiding them through the entire life cycle of energy efficiency and related demand side management programs, including policy and planning, determining technical requirements, and program implementation and improvement.

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

We also have decades of experience in designing, evaluating, and implementing environmental policies and environmental compliance programs for transportation (including aviation) and other infrastructure projects. A number of key issues are driving increased demand for the services we provide in these areas, including:

•	Increased focus on the proper stewardship of natural resources;
•	Changing precipitation patterns and drought is affecting water infrastructure and availability;
•	Aging water, energy, and transportation infrastructure, particularly in the U.S.;
•	The increasing exposure of infrastructure to damage and interference by severe weather events influenced by a changing climate, and therefore the need to become more resilient to those effects;
•	Under-investment historically in transportation infrastructure; and
•	Changing patterns of economic development that require transportation systems and energy infrastructure to adapt to new patterns of demand.

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

Health, Education, and Social Programs

We also apply our expertise across our full suite of services in the areas of health, education, and social programs. We believe that a confluence of factors will drive an increased need for public and private focus on these areas, including, among others:

•	Expanded healthcare services to underserved portions of the population;
•	Rising healthcare expenditures, which require the evaluation of the effectiveness and efficiency of current and new programs;
•	Rampant substance abuse and widespread social and health impacts of the opioid abuse epidemic;
•	Growing awareness of the threats from the global spread of disease;
•	The emphasis on improving the effectiveness of the U.S. and other countries’ educational systems;
•	The need for greater transparency and accountability of public sector programs;
•	A continued high need for social support systems, in part due to an aging population;
•	The need to recover from natural disasters such as hurricanes, wildfires, and earthquakes;
•	The perceived declining performance of the U.S. educational system compared to other countries;
•	A changing regulatory environment; and
•	Military personnel returning home from active duty with health and social service needs.

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

In the area of public health, we support many agencies and programs within the U.S. Department of Health and Human Services (“HHS”) (including the National Institutes of Health (“NIH”) and the Centers for Disease Control and Prevention (“CDC”)) by conducting primary data collection and analyses, assisting in designing, delivering and evaluating programs, managing technical assistance centers, providing instructional systems, developing information technology applications, and managing information clearinghouse operations. Increasingly, we provide multichannel communications and messaging for public health programs using capabilities similar to to those used to provide marketing services to our commercial clients. We also provide training and technical assistance for early care and educational programs (such as Head Start), and health and demographic surveys in developing countries for the U.S. Department of State (“DOS”). In the area of social programs, we provide extensive training, technical assistance, and program analysis and support services for a number of the housing and disaster recovery programs of the U.S. Department of Housing and Urban Development (“HUD”) and state, territorial, and local governments. In addition, we provide research, program design, evaluation, and training for educational initiatives at the federal and state level. We provide similar services to a variety of U.K. ministries, as well as several Directorates-General of the European Commission.

Safety and Security

Safety and security programs continue to be a critical priority of the federal government, state and local governments, international governments (especially in Europe), and in the commercial sector. We believe we are positioned to meet the following key safety concerns:

•	Vulnerability of critical infrastructure to cyber and terrorist threats;
•	Increasing risks to enterprises’ reputations in the wake of a cyber attack;
•	Broadened homeland security concerns that include areas such as health, food, energy, water, and transportation;
•	Reassessment of the emergency management functions of homeland security in the face of natural disasters;
•	Safety issues around crime and at-risk behavior;
•	Increased dependence on private sector personnel and organizations in emergency response; and
•	The need to ensure that critical functions and sectors are resilient and able to recover quickly after attacks or disasters in either the physical or cyber realms.

These security concerns create demand for government programs that can identify, prevent, and mitigate key cybersecurity and the societal issues they cause.

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about: clean energy and energy efficiency; health promotion, treatment, and cost control; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Harvey, Irma, Maria and Michael) that devastated communities in Texas, Florida, North Carolina, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts.  We believe our prior experience with disaster relief and rebuild efforts, including those from Hurricanes Katrina and Rita and Superstorm Sandy, puts us in a favorable position to provide recovery and housing assistance, and environmental and infrastructure solutions to include disaster mitigation on behalf of federal departments and agencies, state, territorial and local jurisdictions, and regional agencies.

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

Consumer and Financial Markets

In the area of consumer and financial markets, some of the long-term market factors that we believe will have an impact on our clients include:

•

Increased use of interactive digital technologies to link organizations with consumers and other stakeholders in more varied and personalized ways, and less reliance on traditional print and television marketing;

•	Changing industry structures in marketing and advertising services;
•	The desire for greater return on marketing investment; and
•

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

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly educated professional staff with deep subject matter knowledge

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs across our clients’ markets. Our thought leadership is based on years of training, experience, and education. We are able to apply our in-depth knowledge of our subject matter experts and our experience developed over 40 years of providing advisory services to address the problems and issues our clients are facing. As of December 31, 2019, approximately 38% of our benefits-eligible staff held post-graduate degrees in diverse fields such as the social sciences, business and management, physical sciences, public policy, human capital, information technology, mathematics, engineering, planning, economics, life sciences, and law. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

We believe our diverse range of client markets, services, and projects provides a stimulating work environment for our employees that enhances their professional development. The use of multi-disciplinary teams provides our staff the opportunity to develop and refine common skills required in many types of engagements. Our approach to managing people fosters collaboration and significant cross-utilization of the skills and experience of both industry experts and other personnel who can develop creative solutions by drawing on their different experiences. The types of services we provide, and the manner in which we do so, enable us to attract and retain talented professionals from a variety of backgrounds while maintaining a culture that fosters teamwork and excellence.

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

Our advisory services position us to capture a full range of engagements

We believe our advisory approach, which is based on our subject matter expertise combined with an understanding of our clients’ requirements and objectives, is a significant competitive differentiator that helps us gain access to key client decision-makers during the initial phases of a policy, program, project, or initiative. We use our expertise and understanding to formulate customized recommendations for our clients. We believe this domain expertise and the program knowledge, developed from our advisory engagements, further position us to provide a full suite of services across the entire life cycle of a particular policy, program, project, or initiative. As a result, we are able to understand our clients’ requirements and objectives as they evolve over time. We then use this knowledge to provide continuous improvement across our entire range of services, which maintains the relevance of our recommendations.

Our technology-enabled solutions are driven by our subject matter expertise and creativity

Government and commercial decision-makers have become increasingly aware that, to be effective, technology-based solutions need to be seamlessly integrated with people and processes. We possess strong knowledge in information technology and a thorough understanding of organizational behavior and human decision processes. In addition, as a result of our acquisition of Incentive Technology Group, LLC (“ITG”) in January 2020, we have strong partnerships and experience in cloud-based technology platforms that are central to our federal government clients’ technology modernization agendas. This combination of skills, along with our domain knowledge, allows us to deliver technology-enabled solutions tailored to our clients’ business and organizational needs with less start-up time required to understand client issues. In addition, many of our clients seek to deploy cutting-edge solutions to communicate and transact with citizens, stakeholders, and customers in a multichannel environment, and doing so takes both our constantly refreshed technical know-how and world-class creativity.

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

We are led by an experienced management team

Our management team, consisting of approximately 270 officers with the title of vice president or higher, possesses extensive industry experience and had an average tenure of 13.7 years with us as of December 31, 2019 (including prior service with companies we have acquired). This low turnover allows us to retain institutional knowledge. Our managers are experienced both in marketing efforts and in successfully managing and executing our key services. Our management team also has experience in acquiring other businesses and integrating those operations with our own. A number of our managers are industry-recognized thought leaders. We believe that our management’s successful past performance and deep understanding of our clients’ needs have been and will continue to be differentiating factors in competitive situations.

We have a broad global presence

We serve our clients with a global network of more than 75 regional offices throughout the U.S., and more than 15 offices in key markets outside the U.S., including offices in the U.K., Belgium, China, India and Canada. Our global presence also gives us access to many of the leading experts on a variety of issues from around the world, allowing us to expand our knowledge base and areas of functional expertise. Over the past year, we worked in dozens of countries, helping government and commercial clients with energy, environment, infrastructure, healthcare, marketing, interactive technology/e-commerce, and air transport matters.

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

Our engagement services, including marketing, interactive technology, and strategic communications offerings, are well-positioned to support the continuing growth of multichannel engagement and e-commerce. We have broadened our client offerings, particularly in the areas of content management, marketing and digital services. We can now offer complete end-to-end solutions for chief marketing officers, chief communications officers, and chief technology officers as they invest in digital marketing platforms and solutions. We deliver cutting-edge digital strategy support, as well as the creative services that help brands, products and services succeed in a crowded marketplace. As a means of more comprehensively communicating and delivering our engagement services to customers in both the private and public sectors, we created ICF Next, an umbrella under which all of our engagement capabilities can be integrated, communicated, and delivered to clients.

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

Strengthen our technology-based offerings

We continue to strengthen our services in the fields of content and customer relationship management, loyalty marketing, and end-to-end e-commerce. In early 2020 we acquired ITG, which materially increased our skills and market presence in IT modernization, including the use of popular cloud-based platforms to modernize legacy IT systems. We are positioned to increase these services by expanding the technological underpinnings of our business, while bringing these cloud, marketing and e-commerce solutions, as well as expanded data management and analytics offerings, to our clients to better link them with consumers and other stakeholders.

Leverage advisory work into full life cycle solutions

We plan to continue to leverage our advisory services and strong client relationships to increase our revenue by winning longer term engagements. These engagements could include: information services and technology-based solutions; project and program management; business process solutions; marketing and communications delivery; strategic communications; and technical assistance and training. Our advisory services provide us with insight and understanding of our clients’ missions and goals. We believe the domain expertise and program knowledge we develop from these advisory assignments position us to capture a greater portion of the resulting larger engagements. However, we will need to undertake such expansion carefully to avoid actual, potential, and perceived conflicts of interest.

Defend, expand, and deepen our presence in core U.S. federal and state and local government markets

Changing political priorities at the U.S. federal, state, and local government levels have created challenging market conditions for all competitors in the government services sector. We will focus not only on defending our current market footprint, but also on innovating to continue expanding across key growth markets, such as U.S. federal government health-related and cybersecurity initiatives, digital services, and disaster recovery work for state and local governments. We will continue to provide innovative solutions that help our public sector clients do more with less. We will specifically target deeper penetration of those agencies that currently procure services only from one or two of our service areas and our recent acquisition of ITG, which provides us with strong skills and market presence in technology modernization, will provide additional capabilities in this effort. We believe we can leverage many of our long-term client relationships by introducing these existing clients, where appropriate, to our other services in order to better meet their needs. For example, we introduce many of our advisory clients to our capabilities to provide associated information technology, cybersecurity, large-scale program management, and strategic communications and digital services. We can also offer clients our extensive performance measurement, program evaluation, and performance management services. Finally, having more than 75 offices across the U.S allows us to focus more of our business development efforts on addressing the needs of U.S. federal and state and local government agencies with operations outside of the Washington, D.C. metropolitan area.

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

Pursue strategic acquisitions

We plan to augment our organic growth with selective, strategic acquisitions when the target company will enable us to obtain new clients, increase our presence in attractive markets, and/or obtain capabilities that complement our existing portfolio of services, provided that the target company has a cultural compatibility and we expect that the acquisition will have a positive financial impact. The acquisition of ITG is an example of this approach, both in the capabilities it brings and in the alignment of its client footprint to ours.

These elements of our strategy permeate all of the Company and influence day-to-day decisions. We believe that, collectively, they support the overall long-term growth of the organization.

CLIENT AND CONTRACT MIX

Government clients (including U.S. federal, state and local, as well as international, governments) accounted for approximately 65%, 64%, and 62% of our 2019, 2018, and 2017 revenue, respectively.  Commercial clients (including U.S. and international clients) accounted for approximately 35%, 36%, and 38% of our 2019, 2018, and 2017 revenue, respectively. Our clients span a broad range of civilian and defense agencies and commercial enterprises. Commercial clients include non-profit organizations and universities, while government clients include the World Bank and the United Nations. In general, a client is considered to be a government client if its primary funding is from a government agency or institution. If we are a subcontractor, we classify the revenue based on the nature of the ultimate client receiving the services.

In the fiscal years 2018 and 2017, revenue from our three largest clients were HHS, DOS, and the DoD, respectively. In 2019, revenue from our three largest clients grew year-over-year and were HHS, the Commonwealth of Puerto Rico, and the DoD, respectively. The following table summarizes the percentage of our total revenue for each of these.

	Year ended December 31,
	2019	2018	2017
Department of Health and Human Services	16%	17%	20%
Commonwealth of Puerto Rico	8%	—	—
Department of Defense	6%	5%	5%
Department of State	—	6%	6%
Total	30%	28%	31%

Most of our revenue is derived from prime contracts in which we work directly for the end customer, which accounted for approximately 92%, 92%, and 91% of our revenue for 2019, 2018, and 2017, respectively.

Our contract periods typically extend from one month to five years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. In 2019, 2018, and 2017, no single contract accounted for more than 9% of our revenue. Our 10 largest contracts by revenue collectively accounted for approximately 20%, 18%, and 15% of our revenue in 2019, 2018, and 2017, respectively.

International revenues increased by $21.1 million for the year ended December 31, 2019 compared to the year ended December 31, 2018. The increase was a result of both organic growth and growth through acquisitions, due to increases in our international commercial client services, in the consumer and financial client market, in the energy, environment and infrastructure client market, and in the safety and security programs market, partially offset by the health, education, and social program client markets.

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

We include expected revenue in funded backlog when we have been authorized by the client to proceed under a contract up to the dollar amount specified by our client, and this amount will be owed to us under the contract after we provide the services pursuant to the authorization. If we do not provide services authorized by a client prior to the expiration of the authorization, we remove amounts corresponding to the expired authorization from funded backlog. We do include expected revenue under an engagement in funded backlog when we do not have a signed contract, but only in situations when we have received client authorization to begin or continue working and we expect to sign a contract for the engagement. In this case, the amount of funded backlog is limited to the amount authorized. Our funded backlog does not represent the full revenue potential of our contracts because many government clients, and sometimes other clients, authorize work under a particular contract on a yearly or more frequent basis, even though the contract may extend over several years. Most of the services we provide to commercial clients are provided under fully funded contracts and task orders under MSAs. As a consequence, our backlog attributable to these clients is typically reflected in funded backlog and not in unfunded backlog.

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

Our funded and estimates of unfunded and total backlog were as follows at December 31:

	2019	2018	2017
	(in millions)
Funded	$1,268.4	$1,140.1	$1,060.0
Unfunded	1,134.3	1,237.6	890.4
Total backlog	$2,402.7	$2,377.7	$1,950.4

There were no awards included in our 2019, 2018 or 2017 backlog amounts that were under protest.

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

COMPETITION

We operate in a highly competitive and fragmented marketplace and compete against a number of firms in each of our clients’ key markets. Some of our principal competitors include: Abt Associates Inc.; AECOM Technology Corporation; Booz Allen Hamilton Holding Corporation; CACI International Inc.; Cambridge Systematics, Inc.; CRA International, Inc.; Deloitte LLP; Eastern Research Group, Inc.; Cardno ENTRIX, Inc.; Guidehouse; L-3 Harris Technologies, Inc.; Leidos Holdings, Inc.; Lockheed Martin Corporation; ManTech International Corporation;  Northrop Grumman Corporation; Omnicom Group Inc.; PA Consulting Group; PricewaterhouseCoopers (PwC); Publicis Group; Science Applications International Corp; Research Triangle Institute; Tetra Tech Inc.; Westat, Inc., and WPP Plc. In addition, we have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Some of our competitors are significantly larger than we are and have greater access to resources and stronger brand recognition than we do.

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

EMPLOYEES

As of December 31, 2019, of the more than 7,000 employees, we had more than 6,250 benefits-eligible (full-time or benefits eligible) employees, approximately 38% of whom held post-graduate degrees in diverse fields such as social sciences, business and management, physical sciences, public policy, human capital, information technology, mathematics, engineering, planning, economics, life sciences, and law. Approximately 77% of our employees held a bachelor’s degree or equivalent or higher. Our professional environment encourages advanced training to acquire industry-recognized certifications, rewards strong job performance with advancement opportunities, and fosters ethical and honest conduct. Our salary structure, incentive compensation, and benefit packages are competitive within our industry.

ITEM 1A.	RISK FACTORS

The following discussion of “risk factors” sets forth some of the most significant factors that may adversely affect our business, operations, financial position or future financial performance, reputation and/or value of our stock. This information should be read in conjunction with Management’s Discussion and Analysis and the consolidated financial statements and related notes contained in this Annual Report on Form 10-K. Because of the following factors, as well as other factors, whether known or unknown, affecting our business, operations, financial position or future financial performance, reputation and/or value of our stock, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

GOVERNMENT BUDGETING AND SPENDING PRIORITIES RISKS

The failure of Congress to approve appropriations bills in a timely manner for the federal government agencies and departments we support, or the failure of the Administration and Congress to reach an agreement on fiscal issues, could delay and reduce spending, cause us to lose revenue and profit, and affect our cash flow.

On an annual basis, Congress is required to approve appropriations bills that govern spending by each of the federal government agencies and departments we support. When Congress is, or Congress and the Administration are, unable to agree on budget priorities, and thus unable to pass annual appropriations bills on a timely basis, Congress typically enacts a continuing resolution. Continuing resolutions generally allow federal government agencies and departments to operate at spending levels based on the previous fiscal year. When agencies and departments operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and for new initiatives may be delayed or cancelled. Congress and the Administration have from time to time failed to agree on a continuing resolution, resulting in temporary shutdowns of non-essential federal government functions and our work on such functions. Thus, the failure by Congress and the Administration to enact appropriations bills in a timely manner can result in the loss of revenue and profit when federal government agencies and departments are required to cancel or change existing or new initiatives or the deferral of revenue and profit to later periods due to shutdowns or delays in implementing existing or new initiatives. There is also the possibility that Congress will fail to raise the U.S. debt ceiling when necessary. This can also result in federal government shutdowns.  The delayed funding or shutdown of many parts of the federal government, including agencies, departments, programs, and projects we support, could have a substantial negative affect on our revenue, profit, and cash flows.

Congress did not complete action on appropriations before the September 30, 2019 end of the previous federal fiscal year.  However, during the summer of 2019 Congress and the Administration raised the federal debt ceiling and discretionary spending caps, thereby avoiding a return to previous sequester-level caps.  Further, continuing resolutions sufficient to support federal operations were adopted by Congress in September and November.  In late December legislative packages that finalized necessary budget legislation were passed by Congress and signed by President Trump on December 20.

Budget compromises that may be needed for future fiscal years may be more difficult than normal to achieve given factors such as the increasing federal deficit, the 2020 presidential election, fallout from presidential impeachment proceedings, and geo-political events arising out of the Middle East.

The budgets of many of our state and local government clients are also subject to similar processes, and, as a result, subject us to similar risks and uncertainties as are inherent in the federal budget process.

Government spending priorities may change in a manner adverse to our business.

We derived approximately 38%, 41%, and 45% of our revenue in 2019, 2018, and 2017, respectively, from contracts with federal government clients, and approximately 27%, 23%, and 17% of our revenue from contracts with state and local governments and international governments in 2019, 2018, and 2017, respectively. Expenditures by our federal government clients may be restricted or reduced by Administration or Congressional actions, by action of the Office of Management and Budget, by action of individual agencies or departments, or by other actions. In addition, many state and local governments are not permitted to operate with budget deficits, and nearly all state and local governments face considerable challenges in balancing their budgets. Accordingly, we expect that, due to changing government budgeting and spending priorities, including necessary balancing of defense spending with civilian agency spending, and related disputes among Congress and the Administration, some of our government clients in the future may delay payments due to us, may eventually fail to pay what they owe us, and/or may delay certain programs and projects. For some government clients, we may face a difficult choice: turn down (or stop) work due to budget uncertainty with the risk of damaging a valuable client relationship or perform work with the risk of not being paid in a timely fashion or perhaps at all. Federal, state and local government, and /or international government elections could also affect spending priorities and budgets at all levels of government. In addition, increased deficits and debt at all levels of government, both domestic and international, may lead to reduced spending by agencies and departments on projects or programs we support.

Operational and Expansion Risks

As we develop new services, clients and practices, enter new lines of business, and focus more of our business on providing a full range of client solutions, our operating risks increase.

As part of our corporate strategy, we are attempting to leverage our advisory services to sell our full suite of services across the life cycle of a policy, program, project, or initiative, and we are regularly searching for ways to provide new services to clients. In addition, we plan to extend our services to new clients, lines of business, and selected geographic locations. As we focus more on our delivery of a full range of consulting services from advisory through implementation and attempt to develop new services, clients, practice areas and lines of business, these efforts could be unsuccessful and adversely affect our results of operations.

Such growth efforts place substantial additional demands on our management and staff, as well as on our information, financial, cash flow and administrative and operational systems. We may not be able to manage these demands successfully. Growth may require increased recruiting efforts, business development, and selling, marketing and other actions that are expensive and increase risk. We may need to invest more in our people and systems, controls, compliance efforts, policies and procedures than we anticipate. Further, we may need to enhance or modify our systems or processes, or transition to more efficient or effective ones, and these changes and how we handle them may impact the business. Therefore, even if we do grow, the demands on our people and systems, controls, compliance efforts, policies and procedures may adversely affect the quality of our work, our operating margins, and our operating results, at least in the short-term, and perhaps in the long-term.

Efforts involving a different focus, new services, new clients, new practice areas, and new lines of business include risks associated with our inexperience and competition from mature participants in those areas. Our expansion of services may result in decisions that could harm our profit and operating results. In particular, implementation and improvement services often relate to the development, implementation and improvement of critical infrastructure or operating systems that our clients may view as “mission critical,” and if we fail to satisfy the needs of our clients in providing these services, our clients could incur significant costs and losses for which they could seek compensation from us.

Maintaining our client relationships and professional reputation are critical to our ability to successfully win new contracts and renew expired contracts.

Our client relationships and professional reputation are key factors in maintaining and growing our business, revenue and profit levels under contracts with our clients. We continually bid for and execute new contracts, and our existing contracts continually become subject to re-competition and expiration. If we are not able to replace the revenue from these contracts, either through follow-on contracts or new contracts for those requirements or for other requirements, our revenue and operating results may be adversely affected. On the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. There can be no assurance that those expiring contracts we are servicing will continue after their expiration, that the client will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition (e.g., set asides for small businesses), or that we will be successful in any such re-procurements or in obtaining subcontractor roles. Any factor that diminishes client relationships and/or professional reputation with federal, state and local, and international government clients, as well as commercial clients, could make it substantially more difficult for us to compete successfully for new engagements and qualified employees. To the extent our client relationships and/or professional reputation deteriorate, our revenue and operating results could be adversely affected.

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

We derive significant revenue and profit from contracts that are awarded through a competitive bidding process. Competitive bidding imposes substantial costs and presents a number of risks, including the:

•	Substantial cost and managerial time and effort that we spend to prepare bids and proposals;
•	Need to estimate accurately the resources and costs that will be required to service any contracts we are awarded, sometimes in advance of the final determination of their full scope;
•	Expense and delay that may arise if our competitors protest or challenge awards made to us pursuant to competitive bidding, as discussed elsewhere; and
•	Opportunity cost of not bidding on and winning other contracts we may have otherwise pursued.

To the extent we engage in competitive bidding and are unable to win particular contracts, we not only incur substantial costs in the bidding process that negatively affect our operating results, but we may lose the opportunity to operate in the market for the services provided under those contracts for a number of years. Even if we win a particular contract through competitive bidding, our profit margins may be depressed, or we may even suffer losses as a result of the costs incurred through the bidding process and the need to lower our prices to overcome competition.

Our reliance on GSA Schedule and other IDIQ contracts creates the risk of volatility in our revenue and profit levels.

We believe that one of the elements of our success is our position as a prime contractor under GSA Schedule contracts and other IDIQ contracts, and we believe this position is important to our ability to sell our services to federal government clients. However, these contract vehicles require us to compete for each delivery order and task order, rather than having a more predictable stream of activity during the term of a multi-year contract. In addition, we may spend considerable cost and managerial time and effort to prepare bids and proposals for contracts, delivery orders or task orders that we may not win. There can be no assurance that we will continue to obtain revenue from such contracts at current levels, or in any amount, in the future. To the extent that federal government agencies and departments choose to employ GSA Schedule contracts and other IDIQ contracts encompassing activities for which we are not able to compete or provide services, we could lose business, which would negatively affect our revenue and profitability.

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

PROFITABILITY RISKS

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

We derived 38%, 39%, and 39% of our revenue from fixed-price contracts 2019, 2018, and 2017, respectively. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. We realize a profit on fixed-price contracts only if we can control our costs and prevent cost overruns while also meeting contract requirements. Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs, and availability of labor, equipment and materials, and other exigencies. We could experience cost overruns if these estimates are inaccurate as a result of errors or ambiguities in the contract specifications, or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, or the inability of our vendors or subcontractors to perform. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have an adverse impact on our business and earnings.

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

Certain lines of business of our commercial work depend on certain sectors of the global economy that are highly cyclical, which can lead to substantial variations in our revenue and profit from period to period.

In recent years, we have expanded our work with commercial clients. Our commercial clients, which include clients outside the U.S., generated approximately 35%, 36%, and 38% of our revenue in 2019, 2018, and 2017, respectively. This increased reliance on commercial clients presents new risks and challenges. For example, our commercial work is heavily concentrated in industries which can be cyclical, such as: energy, air transportation, environmental, retail and financial services. Demand for our services from our commercial clients has historically declined when their industries have experienced downturns, and we expect a decline in demand for our services when these industries experience downturns in the future.

Our efforts to become involved in engagements that are greater in terms of size, scope and performance demands may result in increased performance and credit risk.

As we expand our national and global footprint, we may become involved in a greater number of engagements that will be larger in size and scope. The increase in size and scope of the engagements in which we become involved in subjects us to the potential for a larger impact of performance risk associated with larger and more challenging engagements and the credit risk associated with certain larger customers, particularly among our commercial and other non-US Federal clients. Our customers may face unexpected circumstances that adversely impact their ability to pay their trade payables to us and we may face unexpected borrowing needs or losses as a result. Such circumstances could lead to our commercial customers filing for bankruptcy. This can ultimately lead to variations in our profit from period to period. We monitor the aging of receivables regularly and make assessments of the ability of customers to pay amounts due.

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

COMPLIANCE RISKS

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

We must comply with laws, rules, and regulations that affect how we do business with our government clients and impose added costs on our business. Each government client has its own laws, rules, and regulations that affect its contracts. Some of the more significant laws and regulations affecting the formation, administration, and performance of U.S. government contracts include:

•	U.S. Federal Acquisition Regulation, as well as Cost Accounting Standards, and agency and department regulations analogous or supplemental to federal regulation;
•	U.S. Foreign Corrupt Practices Act;
•	U.S. Truthful Cost or Pricing Data Act (formerly known as the Truth in Negotiations Act);
•	U.S. Procurement Integrity Act;
•	U.S. Civil False Claims Act and the False Statements Act; and
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

Federal government departments and agencies and many state and local government clients review, audit and investigate our contract performance, pricing practices, cost structure, financial capability, and compliance with applicable laws, rules, and regulations. We have experienced growth in services related to disaster recovery in recent years, and those activities, by their nature, may involve interaction with a combination of federal, state, territorial and local governments, citizens and subcontractors that increase the risk of audits, investigations, reviews, monitoring and litigation.  Any of these reviews, audits and investigations could raise issues that have significant adverse effects, including, but not limited to, delayed payments, substantial adjustments to our previously reported operating results and substantial effects on future operating results. If a government review, audit, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal and state and local government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and/or the value of our stock. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether true or not.

Federal government audits have been completed on our incurred contract costs only through 2011 and audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews by federal and state and local governments may still be conducted on all our government contracts, even for periods before 2011.

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

The Road Home contract provided us with significant opportunities, but also created substantial risks. A number of these risks continued beyond the term of the contract. We still have lawsuits pending, and other claims have been made against us in connection with this contract. New lawsuits may be filed, and new claims may be made against us in the future including, but not limited to, claims by subcontractors and others who are dissatisfied with the amount of money they have received from, or their treatment under, the Program. We have defended such lawsuits and claims vigorously and plan to continue to do so, but we may not prevail in future cases. Although the contract provides that, with several exceptions, we are allowed to charge, as an expense under the contract, reasonable costs and fees incurred in defending and paying claims brought by third parties arising out of our performance, there can be no assurance that our legal costs and fees will be reimbursed. The State of Louisiana has not reimbursed us for the majority of such costs or fees and has not reimbursed any such costs or fees since 2008. The outstanding contract receivables related to defending and paying claims were fully reserved as of December 31, 2019.

In addition, as discussed in “Note 20 - Contingencies – Road Home Contract” in our financial statements, on June 10, 2016, the OCD filed a written administrative demand (the “Administrative Demand”) with the Louisiana Commissioner of Administration against ICF Emergency in connection with the administration of the Program. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to Program grant recipients. The OCD separately supplemented the amount of recovery it is seeking in total approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit (the “Proceeding”) in Louisiana state court on June 10, 2016 broadly alleging and seeking recoupment for the same claim made in the Administrative Demand. On September 21, 2016, the Commissioner of the Division of Administration notified the OCD and the Company of his decision to defer jurisdiction of the Administrative Demand. In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the Proceeding. The Company continues to believe that neither the Administrative Demand nor the Proceeding has any merit, intends to vigorously defend its position, and has therefore not recorded a liability as of December 31, 2019.

The Road Home contract may continue to be the subject of audit, investigations, and reviews by federal and state government authorities and their representatives. These activities may consume significant management time and effort. Further, the contract provides that we are subject to audits for a period after the date of the last payment made under the contract. Findings from any audit, investigation, review, monitoring, or similar activity could subject us to civil and criminal penalties and administrative sanctions from federal and state government authorities, which could substantially adversely affect our reputation, our revenue, our operating results, and the value of our stock.

INTERNATIONAL OPERATIONS RISKS

Our international operations pose additional risks to our profitability and operating results.

We have offices in the U.K., Belgium, China, India, and Canada, among others, and expect to continue to have international operations and offices, some of which are in underdeveloped countries that do not have a well-established business infrastructure. We also perform work in some countries where we do not have a physical office. Some of the countries in which we work have a history of political instability or may expose our employees and subcontractors to physical danger. Expansion into selective new geographic regions requires considerable management and financial resources, the expenditure of which may negatively impact our results, and we may never see any return on our investment.

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

Our U.K. and Belgian operations have traditionally serviced most of our European clients, including the European Commission, and there has been, and remains, a risk that these operations could be disrupted by the withdrawal of the U.K. from the European Union (“EU”), often referred to as “Brexit.”

The U.K.’s withdrawal from the EU became effective on January 31, 2020, but is subject to a transition period that lasts until December 31, 2020 unless further extended by agreement of the U.K.-EU Joint Committee for a period of up to two years (any such extension having to be agreed by June 2020, according to the withdrawal Treaty).  The U.K. Government has said publicly that it does not intend to seek any extension.  During the transition period, the U.K. and the EU will both, broadly speaking, treat the U.K. as if it were still an EU member state.  As such it is not expected that material changes to the relationship between the U.K. and the EU will occur during the transition period.

Such an exit from the EU is unprecedented. It has been and remains unclear how the commercial, legal, regulatory and tax environment in which we, our customers and our counterparties operate will be affected by negotiations between the U.K. and the EU as regards the future terms of trade and related regulatory, tax and other issues. Among the many necessary changes, after the transition period the U.K. will have its own customs territory and set its own tariffs. The Political Declaration that accompanies the withdrawal Treaty states that the economic partnership should, through a free trade agreement, (i) ensure that there will be no tariffs, fees, charges or quantitative restrictions across all sectors for goods, and (ii) provide for the absence of substantially all discrimination for services in the covered sectors, with exceptions and limitations as appropriate.  Although the Political Declaration expresses the intent of both parties to conclude agreements in time for them to come into force by the end of 2020, the negotiations of free trade and related agreements between the U.K. and the EU are expected to be difficult and time-consuming. There is a risk that, at the end of the transition period, in the absence of new free trade agreements, the U.K. would default onto World Trade Organization terms for all trade with the EU, with the potential for significant disruption to existing patterns of trade.

The challenges that continue to surround the timing and terms of the U.K.’s exit from the EU and its consequences could adversely impact customer and investor confidence and relationships, result in additional market volatility and adversely affect our businesses and results of operations. These effects could derive from delays or reductions in contract awards, canceled contracts, increased costs, fluctuations in exchange rates, difficulty in recruiting or in gaining permission to employ existing staff, or less favorable payment terms.

There also remains the possibility of further political and constitutional changes within the U.K., specifically in relation to Scotland or Northern Ireland (which is accorded a special status with enhanced access to the EU Single Market under the withdrawal Treaty), with different but significant consequences. And other EU member states may conduct their own referenda leading to an exit from the EU or demands for greater freedom from the strictures deriving from the EU, resulting in a reduction in the financial resources of the European Commission that could lead to a decrease in the funding and scope of our work for that client. In addition, security and sovereignty and financial system stability issues resulting from Brexit or other geopolitical events, or the EU actions driven by those events, could change the current balance of responsibility established between the European Commission and member states, or affect the results of the EU budget-setting process, either of which could also reduce the funding and scope of our work for that client.

PRIVACY, CYBERSECURITY AND TECHNOLOGY RISKS

Our operations face continuous and evolving cybersecurity risks

The continued occurrence of high-profile data breaches of other companies provides evidence of an external environment hostile to information security. In particular, cybersecurity attacks are evolving, and we face the constant risk of cybersecurity threats, whether from deliberate attacks or unintentional events, including computer viruses, attacks by computer hackers, malicious code, cyber and phishing attacks, and other electronic security breaches, including unauthorized access to our and our clients’ systems, that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and/or corruption of data. The so-called “insider threat,” unauthorized data and changes being introduced into systems by employees and contractors, is an increasingly present risk to be managed.

As a federal government contractor, we face a heightened risk of a security breach or disruption with respect to personally identifiable, controlled unclassified information, classified, or otherwise protected data resulting from an attack by computer hackers, foreign governments and/or cyber terrorists. Improper disclosure of this information could harm our reputation and affect our relationships with business partners, lead to legal exposure, or subject us to liability under laws, rules and regulations that protect personal or other confidential data, resulting in increased costs or loss of revenue.

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

Impermissible use, misuse or an improper disclosure of personal data or confidential information and breaches of, or disruptions to, our information technology systems or those of our third-party providers, could adversely affect our business and could result in liability and harm our reputation.

We and our vendors process increasingly large amounts of personal and sensitive personal data (collectively, “Personal Data”) concerning our existing and potential employees, clients, client customers, vendors or other third parties (collectively, “Data Subjects”), as well as handle confidential information on our clients’ behalf. Therefore, we must ensure that we, as well as our vendors, can comply and demonstrate compliance with the various countries’ and U.S. states’ privacy and data protection laws, rules, and regulations (collectively, “Privacy and Data Protection Law(s)”) in any geolocation where we or our vendors process Data Subjects’ Personal Data. Privacy and Data Protection Laws often vary significantly, and the changes to existing laws and adoption of new, more rigorous laws occurs on an increasing basis. For example, the European Union’s 2018 General Data Protection Regulation (“GDPR”) requires us to meet stringent requirements regarding (i) our access, use, disclosure, transfer, protection, or otherwise processing of Personal Data; and (ii) the ability of Data Subjects’ to exercise their related various rights such as to access, correct or delete their Personal Data. The 2018 California Consumer Privacy Act (“CCPA”), which went into effect January 2020, now imposes similar requirements, and other U.S. states will likely follow. Failure to meet Privacy and Data Protection Law requirements could result in significant penalties (including under GDPR) fines up to 4% of annual worldwide revenue as well as criminal penalties).  Privacy and Data Protection Law requirements also confer a private right of action. We may incur substantial costs associated with protecting Personal Data and maintaining compliance with the various Privacy and Data Protection Laws. These costs could adversely affect our results of operations. In addition, any inability, real or perceived, to adequately address privacy and data protection concerns, or to comply with applicable Privacy and Data Protection Laws, policies, industry standards, or contractual obligations could result in additional cost and liability to us, damage our reputation, negatively impact our ability to win new contracts or process Personal Data in certain geolocations, and otherwise adversely affect our business.

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

Our success in this competitive market depends in part on our ability to adapt to rapid technological advances and evolving standards in computer and mobile device hardware and software development and media infrastructure, changing and increasingly sophisticated customer needs, newly developed digital marketing services and platform introductions and enhancements. If, within this market, we are unable to develop new or sufficiently differentiated products and services, to enhance and improve our products and support services in a timely manner or to position and/or price our products and services to meet demand, our overall business and operating results could be adversely affected.

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

All of our acquisitions have involved purchase prices in excess of tangible asset values net of liabilities assumed, resulting in the creation of an increased amount of goodwill and other intangible assets. As of December 31, 2019, goodwill and purchased intangibles accounted for approximately 52% and 2%, respectively, of our total assets. Under U.S. generally accepted accounting principles, we do not amortize goodwill acquired in a purchase business combination.  We evaluate the recoverability of recorded goodwill annually, as well as when events or circumstances indicate there may be an impairment or if we have a significant change in reporting units. Although we have to date determined that such assets have not been impaired, future events or changes in circumstances that result in an impairment of goodwill would have a negative impact on our profitability and operating results.

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

As of December 31, 2019, we had an aggregate of $165.4 million of outstanding indebtedness under a credit facility that will mature on May 17, 2022. The debt level increased as a result of the January 2020 acquisition of ITG, and we are in the process of negotiating an enlarged credit facility. Subject to the limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future. Our ability to pay interest and repay the principal for our indebtedness from time to time, as well as meet our financial and operating covenant requirements, is dependent upon our ability to, among other things, manage our business operations, and generate sufficient cash flows to service such debt. If we are unable to comply with the terms of our financing agreements or obtain additional required financing, this could ultimately result in a significant adverse effect on our financial results and the value of our stock. Among other things, our debt could:

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

Changes affecting the availability of the London Interbank Offered Rate (“LIBOR”) may have consequences for us that cannot yet reasonably be predicted.

The Company has outstanding debt, that matures in May 2022, and derivatives with variable interest rates based on LIBOR, which extend out to August 2023. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. Regulators in various jurisdictions have been working to replace LIBOR and other interbank offered rates with reference interest rates that are more firmly based on actual transactions and it is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. While the U.S Federal Reserve has identified replacements for LIBOR and the Financial Accounting Standards Board has issued proposals for the transition from existing reference interest rates to alternative rates, there has been no agreed-upon alternative rate. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after 2021.

At this time, it is not possible to accurately predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our financial instruments, may result in expenses, difficulties, complications or delays in connection with future financing efforts, may not be as favorable to us as those based on LIBOR, as well as other unforeseen effects, all of which could impact our results of operations and cash flows. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates. Uncertainty as to the nature of such potential changes may also adversely affect the trading market for our securities. Management continues to monitor the status and discussions regarding LIBOR. We are not yet able to reasonably estimate the expected impact.

We cannot assure you that we will pay special or regular dividends on our stock in the future.

The board of directors authorized, declared and paid regular dividends each quarter in 2019.  The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the board of directors taking into account future earnings, cash flows, net income, dividend yield and other factors. Authorization of dividends by the Board is subject to adherence/compliance with our credit facility. There can be no assurance that the board of directors will declare any dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our offices and do not own any real estate. As of December 31, 2019, we leased approximately 326,983 square feet of office space at our corporate headquarters at 9300/9302 Lee Highway, Fairfax, Virginia (in the Washington, D.C. metropolitan area) through December 2022 (the “Fairfax Offices”). The Fairfax Offices house a portion of our operations and almost all of our corporate functions, including most of our staff within executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts.

On October 24, 2019, we entered into a new commercial lease agreement for our corporate headquarters in Reston, Virginia. The new lease commences on March 1, 2022, the anticipated date we will take control of the property and commence buildout, and extends through April 30, 2039 and provides for the lease by us of approximately 208,000 square feet of space. Total base rent payable over the extended lease period is approximately $154.9 million. We have two options to extend the term of the lease for an additional consecutive ten-year period under each option, or four options to extend the lease for an additional consecutive five-year period under each option with respect to the entire premises.

As of December 31, 2019, we had leases in place for approximately 1.4 million square feet of office space in more than 90 office locations throughout the U.S. and around the world, with various lease terms expiring over the next nine years. As of December 31, 2019, approximately 13,325 square feet of the space we leased was subleased to other parties. We believe that our current office space, as well as other office space we expect to be able to lease, will meet our needs for the next several years. Lastly, a portion of our operations staff is housed at client-provided facilities, pursuant to the terms of a number of our client contracts.

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

An update on litigation related to our Road Home contract is discussed in “Note 20— Contingencies — Road Home Contract” in our financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “ICFI.”

Holders

As of February 21, 2020, there were 28 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2014 through December 31, 2019, with the cumulative total return on (i) the NASDAQ Composite, (ii) the Russell 2000 stock index, and (iii) the Company’s 2019 peer group composed of other governmental and commercial service providers: Booz Allen Hamilton Holding Corporation; CACI International Inc.; CBIZ, Inc.; CRA International, Inc.; Exponent Inc.; FTI Consulting, Inc.; GP Strategies Corporation; Huron Consulting Group Inc.; ManTech International Corporation; Maximus, Inc.; Resources Connection, Inc.; Science Applications International Corporation; Tetra Tech, Inc.; Unisys Corporation; and VSE Corporation (the “2019 Peer Group”). As part of the annual process of reviewing the peer group, management ensures that the selected companies remain aligned with the Company’s evolving business strategy. With respect to our 2019 Peer Group, there were two companies, Engility Holdings, Inc. and Navigant Consulting, Inc., that were on the 2018 peer group that have been removed due to mergers and acquisition activities during the year. The comparison below assumes an initial investment of $100.00 on December 31, 2014 in which all dividends (if any) are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

	Year Ended December 31,
	2015	2016	2017	2018	2019
ICF International, Inc.	$86.77	$134.70	$128.11	$159.38	$227.01
NASDAQ Composite	106.96	116.45	150.96	146.67	200.49
Russell 2000 Index	95.59	115.95	132.94	118.30	148.49
Peer Group	98.27	126.61	136.63	149.21	221.16

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended December 31, 2019 for our share repurchase plan and shares purchased in satisfaction of employee tax withholding obligations.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 – October 31	—	$—	—	$68,010,294
November 1 – November 30	1,338	$85.23	—	$68,010,294
December 1 – December 31	—	$—	—	$68,010,294
Total	1,338	$85.23	—

(a)

The total number of shares purchased of 1,338 includes any shares repurchased pursuant to our share repurchase program described further in footnote (b) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended December 31, 2019, the Company repurchased 1,338 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $85.23 per share.

(b)

The current share repurchase program, announced in September 2017 and extended in November 2019, authorizes share repurchases in the aggregate up to $100.0 million. Our existing Credit Facility limits our Leverage Ratio (as defined under the Credit Facility), prior to and after giving effect to any repurchase, to 3.25 to 1.00 or less. During the three months ended December 31, 2019, we did not repurchase any shares under the share repurchase program.

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

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Statement of Earnings Data:
Revenue	$1,478,525	$1,337,973	$1,229,162	$1,185,097	$1,132,232
Direct costs	953,187	857,508	771,725	745,137	694,436
Operating costs and expenses:
Indirect and selling expenses	395,763	360,987	346,440	328,048	329,159
Depreciation and amortization	20,099	17,163	17,691	16,638	16,222
Amortization of intangible assets	8,083	10,043	10,888	12,481	17,184
Total operating costs and expenses	423,945	388,193	375,019	357,167	362,565
Operating income	101,393	92,272	82,418	82,793	75,231
Interest expense	(10,719)	(8,710)	(8,553)	(9,470)	(10,072)
Other (expense) income	(501)	(735)	121	1,184	(1,559)
Income before income taxes	90,173	82,827	73,986	74,507	63,600
Provision for income taxes	21,235	21,427	11,110	27,923	24,231
Net income	$68,938	$61,400	$62,876	$46,584	$39,369

Earnings per share (“EPS”):
Basic	$3.66	$3.27	$3.35	$2.45	$2.04
Diluted	$3.59	$3.18	$3.27	$2.40	$2.00

Weighted-average common shares outstanding:
Basic	18,816	18,797	18,766	18,989	19,335
Diluted	19,224	19,335	19,244	19,416	19,663

Cash dividends declared per common share(1)	$0.56	$0.56	$—	$—	$—

	As of December 31,
	2019	2018	2017	2016	2015
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$6,482	$11,694	$11,809	$6,042	$7,747
Total assets	1,397,217	1,213,862	1,110,255	1,085,571	1,080,290
Long-term debt	165,444	200,424	206,250	259,389	311,532
Total stockholders’ equity	714,551	660,417	616,030	566,004	523,276

(1)	No cash dividends were declared during the years ended December 31, 2017, 2016, and 2015.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31,2018, which was filed with the SEC on February 27, 2019, and is incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our largest clients are U.S. federal government departments and agencies. In fact, our federal government clients have included every cabinet-level department, most significantly HHS, DOS, and DoD. Federal government clients generated approximately 38%, 41%, and 45% of our revenue in 2019, 2018, and 2017, respectively. State and local government clients generated approximately 19%, 14%, and 10% of our revenue in 2019, 2018, and 2017, respectively. International government clients generated approximately 8%, 9%, and 7% of our revenue in 2019, 2018, and 2017, respectively.

We also serve a variety of commercial clients worldwide, including: airlines, airports, electric and gas utilities, oil companies, hospitals, health insurers and other health-related companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. Our commercial clients, which include clients outside the U.S., generated approximately 35%, 36%, and 38% of our revenue in 2019, 2018, and 2017, respectively.

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

Our results of operations and cash flows may vary significantly from quarter to quarter depending on a number of factors, including, but not limited to:

•	Progress of contract performance;
•	Extraordinary economic events and natural disasters;
•	Number of billable days in a quarter;
•	Timing of client orders;
•	Timing of award fee notices;
•	Changes in the scope of contracts;
•	Variations in purchasing patterns under our contracts;
•	Federal and state and local governments’ and other clients’ spending levels;
•	Federal government shutdowns;
•	Timing of billings to, and collection of payments from clients;
•	Timing of receipt of invoices from, and payments to, employees and vendors;
•	Commencement, completion, and termination of contracts;
•	Strategic decisions, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, and changes in business strategy;
•	Timing of significant costs and investments (such as bid and proposal costs and the costs involved in planning or making acquisitions);
•	Timing of events related to discrete tax items;
•	Our contract mix and use of subcontractors or the timing of other direct costs for which we may earn lower contract margin;
•	Changes in contract margin performance due to performance risks;
•	Additions to, and departures of, staff;
•	Changes in staff utilization;

•	Paid time off taken by our employees;
•	Level and cost of our debt;
•	Changes in accounting principles and policies; and/or
•	General market and economic conditions.

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

BUSINESS COMBINATIONS

A key element of our growth strategy is to pursue acquisitions. In 2018, we acquired The Future Customer (“TFC”), DMS Disaster Consultants (“DMS”), and We Are Vista Limited (“Vista”).  In January 2020, we completed the acquisition of ITG. While providing capabilities and access to new clients in support of our growth strategy, these acquisitions were not significant to our financial statements taken as a whole.

The Future Customer. – In January 2018, we acquired TFC, a leading boutique loyalty strategy and marketing company based in London, U.K.  The acquisition of TFC enhanced and extended the Company’s customer loyalty business to Europe.

DMS Disaster Consultants – In August 2018, we acquired DMS, a disaster management and recovery firm based in Florida, to broaden our capabilities in support of assisting communities, businesses and individuals recover from man-made and nature disasters. DMS assists public sector clients with man-made and natural disaster planning and preparedness, and post-disaster response and recovery efforts by assisting clients in obtaining federal funding from Federal Emergency Management Agency (FEMA), insurance companies, and other sources.

We Are Vista Limited – In October 2018, we acquired Vista, a communications company headquartered in Leeds, U.K., with an additional presence in London. Vista provides advisory services and solutions to clients in the financial, retail, automobile, and energy industries and broadens our capabilities in the region.

Incentive Technology Group, LLC – In January 2020, we completed the acquisition of ITG, one of the leading providers of cloud-based platform services to the federal government. ITG provides solutions through the adoption of next generation technologies for federal government agencies, many of which are among our long-standing clients.

CRITICAL ACCOUNTING POLICIES

Our discussion of our financial condition and results of operations is based on our consolidated financial statements prepared in accordance with U.S. GAAP.  The preparation of these consolidated financial statements requires us to make certain estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses during the reporting period and our application of critical accounting policies, including: revenue recognition, impairment of goodwill and other intangible assets, income taxes, and stock-based compensation. If any of these estimates or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. We believe that the estimates, assumptions and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and, therefore, consider them to be critical accounting policies. Significant accounting policies, including the critical accounting policies listed below, are more fully described and discussed in “Note 2—Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

Revenue Recognition

We periodically evaluate our critical accounting policies and estimates based on changes in U.S. GAAP that may have an effect on our consolidated financial statements.  In May 2014, FASB issued Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 provides a single comprehensive revenue recognition framework and supersedes existing revenue recognition guidance. Included in the new principles-based revenue recognition model are changes to the basis for determining the timing for revenue recognition. In addition, the standard expands and improves revenue disclosures.

We implemented ASU 2014-09 on January 1, 2018 using the modified retrospective method. This method requires that we apply the requirements of the new standard in the year of adoption to new contracts and those that were not completed as of the adoption date, but not retroactively restate prior years. Management evaluated those contracts not completed as of January 1, 2018 (the adoption date) and concluded that the impact of adopting ASU 2014-09 did not have a material impact on our consolidated financial statements taken as a whole. Contract assets and contract liabilities were formerly reported as unbilled accounts receivable and deferred revenue, respectively. For further discussion see “Note 2 – Summary of Significant Accounting Policies – Revenue Recognition” in the “Notes to Consolidated Financial Statements.”

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

We primarily provide services and technology-based solutions for clients that operate in a variety of markets and the solutions may span the entire program life cycle, from initial research and analysis to the design and implementation of solutions. We enter into agreements with clients that create enforceable rights and obligations and for which it is probable that we will collect the consideration to which we will be entitled as services and solutions are transferred to the client. Except in certain narrowly defined situations, our agreements with our clients are written and revenue is generally not recognized on oral or implied arrangements. We recognize revenue based on the consideration specified in the applicable agreement and exclude from revenue amounts collected on behalf of third parties. Accordingly, sales and similar taxes which are collected for third parties are excluded from the transaction price.

We also evaluate whether two or more agreements should be accounted for as one single contract and whether combined or single agreements should be accounted for as more than one performance obligation. For most contracts, the client requires that we perform a number of tasks in providing an integrated output and, hence, each of these contracts is tracked as having only one performance obligation. When contracts are separated into multiple performance obligations, we allocate the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. We generally provide customized solutions in which the pricing is based on specific negotiations with each client, and, in these cases, we use a cost-plus margin approach to estimate the standalone selling price of each performance obligation. It is common for our long-term contracts to contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts are generally awarded at the completion of a prescribed performance assessment period based on the achievement of performance metrics, program milestones or cost targets, and the amount awarded may be subject to client discretion. Variable consideration is estimated based on the most likely amount.  Estimates of variable consideration will be constrained only to the extent that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur.

We evaluate contractual arrangements to determine whether revenue should be recognized on a gross versus net basis. Our assessment is based on the nature of the promise to the client. In most cases, we agree to provide specified services to the client as a principal and revenue is recognized on a gross basis. In certain instances, we act as an agent and merely arrange for another party to provide services to the client and revenue is recognized on a net basis in reflection of the fact that we do not control the goods or services provided to the client by the other party.

Long-term contracts typically contain billing terms that provide for invoicing monthly or upon completion of milestones and payment on a net 30-day basis. Exceptions to monthly billing terms are to ensure that we perform satisfactorily rather than representing a significant financing component. For cost-based contracts, our performance is evaluated during a contractually stipulated performance period and, while contract costs may be billed on a monthly basis, we are generally permitted to bill for incentive or award fees only after the completion of the performance assessment period, which may occur quarterly, semi-annually or annually, and after the client completes the performance assessment. Fixed-price contracts may provide for milestone billings based on the attainment of specific project objectives and, since they are tied to our project performance, these type of billing terms do not represent a significant financing component. Moreover, contracts may require retentions or hold backs that are paid at the end of the contract to ensure that we perform in accordance with requirements which do not represent our providing financing to our clients but rather are a means to ensure that we meet contract requirements. We do not assess whether a contract contains a significant financing component if we expect, at contract inception, that the period between payment by the client and the transfer of promised services to the client will be one year or less.

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

When a performance obligation is billed using a time-and-materials contract type, we use the right to invoice practical expedient output progress measures to estimate revenue earned based on hours worked in contract performance at negotiated billing rates. Fixed-price level-of-effort contracts are substantially similar to time-and-materials contracts except that we are required to deliver a specified level of effort over a stated period of time. For these contracts, we estimate revenue earned using contract hours worked at negotiated bill rates as we deliver the contractually required workforce.

For cost-based contracts, we recognize revenue as a single performance obligation based on contract costs incurred, as we become contractually entitled to reimbursement of the contract costs, plus a most likely estimate of award or incentive fees earned on those costs even though final determination of fees earned occurs after the contractually-stipulated performance assessment period ends.

For performance obligations requiring the delivery of a service for a fixed price, we use the ratio of actual costs incurred to total estimated costs, provided that costs incurred (an input method) represents a reasonable measure of progress towards the satisfaction of a performance obligation, in order to estimate the portion of total revenue earned. This method provides a faithful depiction of the transfer of value to the client when we are satisfying a performance obligation that entails integration of tasks for a combined output, which requires us to coordinate the work of employees, subcontractors and delivery of other contract costs. Contract costs that are not reflective of our progress toward satisfying a performance obligation are not included in the calculation of the measure of progress. When this method is used, changes in estimated costs to complete these obligations result in adjustments to revenue on a cumulative catch-up basis, which causes the effect of revised estimates for prior periods to be recognized in the current period. Changes in these estimates can routinely occur over contract performance for a variety of reasons, which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in estimated incentive or award fees; or performing better or worse than previously estimated.

In some fixed price service contracts, we perform services of a recurring nature, such as maintenance and other services of a “stand ready” nature. For these contracts, we have the right to consideration in an amount that corresponds directly with the value that the client has received. Therefore, we record revenue on a time-elapsed basis to reflect the transfer of control to the client throughout the contract.

Our operating cycle for long-term contracts may be greater than one year and is measured by the average time intervening between the inception and the completion of those contracts. Contract-related assets and liabilities, as highlighted below, are classified as current assets and current liabilities. Significant balance sheet accounts related to the revenue recognition cycle are as follows:

Contract receivables, net – This account includes amounts billed or billable under contract terms. The amounts due are stated at their net realizable value. We maintain an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. We consider a number of factors in our estimate of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of the receivables.

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

Revenue recognition entails the use of significant judgment, including, but not limited to, the following: evaluating agreements in terms of the number and nature of performance obligations; determining the appropriate method for measuring progress of the satisfaction of obligations; and preparing estimates in terms of the amount of progress that we have made. Most of our revenue is recognized over time and for many fixed-price contracts, in particular, we estimate the proportion of total revenue earned using the ratio of contract costs incurred to total estimated contract costs, which requires us to prepare estimates as work progresses of contract cost left to be incurred. Moreover, some of our contracts include variable consideration, which requires us to estimate the most likely amounts that will be earned over the respective contractually stipulated performance assessment periods. For these obligations, changes in estimates result in cumulative catch-up adjustments and may have a significant impact on earnings during a given period.

Payments on cost-based contracts with the U.S. federal government are provisional payments subject to audit and adjustment. Indirect costs applied to government contracts are also subject to audit and adjustment and such audits have been finalized only through December 31, 2011. Contract revenue has been recorded in amounts that are expected to be realized on final audit and settlement of costs.

We prepare client invoices in accordance with the terms of the applicable contract, and billing terms may not be directly related to the performance of services. Contract assets are invoiced based on the achievement of specific events as defined by each contract, including deliverables, timetables, and incurrence of certain costs. Contract assets are classified as a current asset. Advanced billings to clients in excess of revenue earned are recorded as contract liabilities until the revenue recognition criteria are met. Reimbursements of out-of-pocket expenses are included in revenue with corresponding costs incurred by us included in the cost of revenue. We record revenue net of taxes collected from clients when the taxes are collected on behalf of the governmental authorities.

We may proceed with work based on client direction prior to the completion and signing of formal contract documents. We have a review process for approving any such work. Revenue associated with such work is recognized only when it can be reliably estimated, and realization is probable. We base our estimates on a variety of factors, including previous experiences with the client, communications with the client regarding funding status, and our knowledge of available funding for the contract.

Goodwill and Other Intangible Assets

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired, less liabilities assumed, based on their respective fair values, with the excess recorded as goodwill. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment if impairment indicators arise. As of December 31, 2019, goodwill and intangibles assets were $719.9 million and $25.8 million, respectively.

For the purpose of performing the annual goodwill impairment review as of October 1, 2019, as our business is highly integrated and all of our components have similar economic characteristics, we have concluded we have one aggregated reporting unit at a consolidated entity level. We assess goodwill at the reporting level.  For the goodwill impairment test, we opted to perform a qualitative assessment of whether it is more likely than not that the reporting unit's fair value is less than its carrying amount. If, after completing the qualitative assessment, we determine that it is more likely than not that the estimated fair value of the reporting unit exceeded the carrying amount, we may conclude that no impairment exists. If we conclude otherwise, a goodwill impairment test must be performed, which includes a comparison of the fair value of the reporting unit to its carrying amount and recognizing, as an impairment loss, the difference of the estimated fair value of the reporting unit over its carrying amount.

Our qualitative analysis as of October 1, 2019 included macroeconomic and industry and market-specific considerations, financial performance indicators and measurements, and other factors. Based on this qualitative assessment, we determined that it is more likely than not that the fair value of our one reporting unit exceeded its carrying amount, and thus the impairment test was not required to be performed. Therefore, based on management’s review, no goodwill impairment charge was required as of October 1, 2019. Historically, we have not recorded any goodwill impairment charges.

We are required to review other intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable.

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

We re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is now generally 26.3%.  We completed our analysis of the Tax Act and finalized our provisional estimates, which affected the measurement of these balances.  Pursuant to SEC Staff Accounting Bulletin 118 (“SAB 118”), the provisional amount recorded related to the re-measurement of the deferred tax balances was adjusted during the year ended December 31, 2018 as an increase in the provision for income taxes, including adjustments to valuation allowances, of approximately $1.1 million.

The one-time “transition tax” imposed by the Tax Act is based on our total post-1986 earnings and profits (“E&P”) which we had previously deferred from U.S. income taxation. We have completed the calculation of the total post-1986 foreign E&P and related foreign tax pools for these foreign subsidiaries.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount, as well as the related foreign tax credit utilization, changed as we finalized our calculation of post-1986 foreign E&P and related foreign tax pools that were previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets.  Similarly, the cumulative foreign tax credit carryforward balance as of December 31, 2019 increased by approximately $1.0 million and the valuation allowance required increased by approximately $1.0 million.  No additional income taxes have been provided for on any remaining undistributed foreign earnings not subject to the transition tax. No additional deferred taxes have been provided for the $2.7 million of favorable outside basis differences inherent in these foreign entities because these amounts continue to be permanently reinvested in foreign operations.

The Tax Act subjects U.S. corporations to current tax on global intangible low-taxed income (or “GILTI”) earned by certain foreign subsidiaries.  The FASB Staff Q&A, Topic 740 No. 5, Accounting for Global Intangible Low-Taxed Income, states that an entity can make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or provide for the tax expense related to GILTI resulting from those items in the year the tax is incurred. We elected in the first quarter of fiscal year 2018 to recognize the resulting tax on GILTI as a period expense in the period the tax is incurred, with no material effect on the consolidated financial statements.  The current provision for 2019 and 2018 includes no tax expense for GILTI.

Stock-based Compensation

The ICF International, Inc. 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors.  The 2018 Omnibus Plan replaced the previous 2010 Omnibus Incentive Plan (the “Prior Plan”). As of December 31, 2019, there were approximately 886,045 shares available for grant under the 2018 Omnibus Plan.

We utilize cash-settled RSUs (“CSRSUs”) which are settled only in cash payments. The cash payment is calculated by multiplying the number of CSRSUs vested by our closing stock price on the vesting date, subject to a maximum payment cap and a minimum payment floor. CSRSUs have no impact on the shares available for grant under the 2018 Omnibus Plan and have no impact on the calculated shares used in EPS calculations.

We began granting awards of registered shares to our non-employee directors on an annual basis under the 2018 Omnibus Plan in the third quarter of 2018. Previously, under the Prior Plan, we granted awards of unregistered shares to the directors under the Annual Equity Election program. Those awards were issued from treasury stock and had no impact on the shares available for grant under the Prior Plan.

We recognized total compensation expense relating to stock-based compensation of $26.0 million, $19.6 million, and $17.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. We recognize stock-based compensation expense for stock options, restricted stock awards, and RSUs on a straight-line basis over the requisite service period, which is generally the vesting period. We treat CSRSUs as liability-classified awards, and account for them at fair value based on the closing price of our stock at the balance sheet date. We recognize expense for performance-based share awards (“PSAs”), which are subject to a performance condition and a market condition, on a straight-line basis over the performance period. Non-employee director awards are expensed over the performance period.

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

We are required to adjust stock-based compensation expense for the effects of estimated forfeitures of awards over the expense recognition period. We estimate the rate of future forfeitures based on factors which include our historical experience, but the amount of actual forfeitures may differ from current estimates particularly if the rate of future forfeitures is different from previous experience. In addition, the estimation of PSAs that will ultimately vest requires judgment in terms of estimates of future performance. To the extent actual forfeitures differ from estimated forfeitures and actual performance or updated performance estimates differ from current estimates, such expense amounts are recorded as a cumulative adjustment in the period the estimates are revised. See “Note 15—Accounting for Stock-based Compensation” in the “Notes to Consolidated Financial Statements” for further discussion.

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

	Year ended December 31, 2019		Year ended December 31, 2018		Year ended December 31, 2017
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Energy, environment, and infrastructure	$665,185	45%	$564,736	42%	$487,001	40%
Health, education, and social programs	552,600	37%	535,578	40%	518,675	42%
Safety and security	120,078	8%	111,660	8%	102,645	8%
Consumer and financial	140,662	10%	125,999	10%	120,841	10%
Total	$1,478,525	100%	$1,337,973	100%	$1,229,162	100%

Our primary clients are the agencies and departments of the federal government and commercial clients. Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us strong client relationships. In 2019, 2018, and 2017, approximately 92%, 92%, and 91% of our revenue, respectively, was from prime contracts.

Client type

The table below shows our revenue by type of client as a percentage of total revenue for the periods indicated. Certain immaterial revenue amounts in the prior years have been reclassified due to minor adjustments and reclassification within client type.

	Year ended December 31, 2019		Year ended December 31, 2018		Year ended December 31, 2017
	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S. federal government	$561,022	38%	$546,050	41%	$550,794	45%
U.S. state and local government	280,357	19%	183,900	14%	127,797	10%
International government	122,307	8%	122,186	9%	91,318	7%
Government	963,686	65%	852,136	64%	769,909	62%
Commercial	514,839	35%	485,837	36%	459,253	38%
Total	$1,478,525	100%	$1,337,973	100%	$1,229,162	100%

Contract mix

Contract mix varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract. There are three main types of contracts: time-and-materials contracts, fixed-price contracts, and cost-based contracts. For a detailed discussion of contract types, see ”Critical Accounting Policies - Revenue Recognition” above.

The following table shows the approximate percentage of our revenue for each of these types of contracts for the periods indicated. Certain immaterial revenue amounts in the prior years have been reclassified due to minor adjustments and reclassification within contract type.

	Year ended December 31, 2019		Year ended December 31, 2018		Year ended December 31, 2017
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Time-and-materials	$703,467	48%	$581,446	44%	$529,606	43%
Fixed-price	562,985	38%	526,751	39%	480,584	39%
Cost-based	212,073	14%	229,776	17%	218,972	18%
Total	$1,478,525	100%	$1,337,973	100%	$1,229,162	100%

Payments to us on cost-based contracts with the federal government are provisional payments subject to adjustment upon audit by the government. Such audits have been finalized through December 31, 2011, and any adjustments have been immaterial. Contract revenue for subsequent periods has been recorded in amounts that are expected to be realized on final audit and settlement of costs in those years.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of comprehensive income, expresses these items as a percentage of revenue for the periods indicated and the period-over-period rate of change in each of them.

Years Ended December 31, 2019, 2018, and 2017

(dollars in thousands)

	Year Ended December 31,						Year to Year Change
	2019	2018	2017	2019	2018	2017	2018 to 2019		2017 to 2018
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
Revenue	$1,478,525	$1,337,973	$1,229,162	100.0%	100.0%	100.0%	$140,552	10.5%	$108,811	8.9%
Direct Costs	953,187	857,508	771,725	64.5%	64.1%	62.8%	95,679	11.2%	85,783	11.1%
Operating Costs and Expenses
Indirect and selling expenses	395,763	360,987	346,440	26.8%	27.0%	28.2%	34,776	9.6%	14,547	4.2%
Depreciation and amortization	20,099	17,163	17,691	1.4%	1.3%	1.4%	2,936	17.1%	(528)	(3.0)%
Amortization of intangible assets	8,083	10,043	10,888	0.5%	0.8%	0.8%	(1,960)	(19.5)%	(845)	(7.8)%
Total Operating Costs and Expenses	423,945	388,193	375,019	28.7%	29.1%	30.4%	35,752	9.2%	13,174	3.5%
Operating Income	101,393	92,272	82,418	6.9%	6.9%	6.7%	9,121	9.9%	9,854	12.0%
Interest expense	(10,719)	(8,710)	(8,553)	(0.7)%	(0.7)%	(0.7)%	(2,009)	23.1%	(157)	1.8%
Other (expense) income	(501)	(735)	121	—	(0.1)%	—	234	(31.8)%	(856)	(707.4)%
Income Before Income Taxes	90,173	82,827	73,986	6.2%	6.1%	6.0%	7,346	8.9%	8,841	11.9%
Provision for Income Taxes	21,235	21,427	11,110	1.4%	1.6%	0.9%	(192)	(0.9)%	10,317	92.9%
Net Income	$68,938	$61,400	$62,876	4.7%	4.6%	5.1%	$7,538	12.3%	$(1,476)	(2.3)%

Year ended December 31, 2019 compared to year ended December 31, 2018

Revenue. Revenue for the year ended December 31, 2019, was $1,478.5 million, compared to $1,338.0 million for the year ended December 31, 2018, representing an increase of $140.6 million or 10.5%. The increase in revenue was attributable to an increase in governmental revenue of $111.5 million or 13.1% and an increase in commercial revenue of $29.0 million or 6.0%.  The growth in governmental revenue by client markets was driven by increases in revenue from energy, environment, and infrastructure, health, education, and social program clients and safety and security clients compared to the prior year.  The changes in government revenue by client type were driven by the increase in state and local government revenue, from our disaster recovery clients, an increase in federal government revenue, and flat international government revenue. The increase in our commercial revenue by client market was driven by increases in revenue from consumer and financial clients, energy, environments and infrastructure clients, and health, education, and social program clients, partially offset by a decrease in safety and security clients compared to the prior year. As a result of the larger growth in government revenues compared to the growth in commercial revenues, the governmental and commercial revenues as a percent of total revenue were 65% and 35% for the year ended December 31, 2019 compared with 64% and 36% for the prior year.

Direct costs. Direct costs for the year ended December 31, 2019, were $953.2 million compared to $857.5 million for the year ended December 31, 2018, an increase of $95.7 million or 11.2%. The increase in direct costs year-over-year was attributable to an increase in subcontractor and other direct costs of $63.5 million and an increase in direct labor and related fringe costs of $32.2 million. Direct costs as a percent of revenue increased 0.4% to 64.5% for the year ended December 31, 2019, compared to 64.1% for the prior year.  The increase in both subcontractor and other direct costs and direct labor and related fringe costs is primarily due to an increase in revenue. As we have been successful in winning larger contracts, our own labor services as a percent of direct costs has generally decreased because large contracts typically are broader in scope and require more diverse capabilities, resulting in more subcontracted effort and additional direct costs. The increase in subcontractor and other direct costs was also due to a change in the mix of our services and other direct costs and an increased need for other direct costs to fulfill contract requirements.

Indirect and selling expenses. Indirect and selling expenses for the year ended December 31, 2019, were $395.8 million compared to $361.0 million for the prior year, an increase of $34.8 million or 9.6%. The increase was driven primarily by increased indirect labor and fringe costs to support revenue growth, increased costs to invest in our internal infrastructure and processes, increased professional fees associated with our acquisition activity, an increase in facilities costs due to our continued growth, and the impairment of intangible assets, partially offset by a reduction in bad debt expense due to a change in our estimate of the collectability of amounts due from a client that recently filed for bankruptcy. Indirect and selling expenses as a percent of revenue decreased to 26.8% for the year ended December 31, 2019, compared to 27.0% for the year ended December 31, 2018. The decrease in indirect and selling expenses as a percent of revenue is due to our leveraging our indirect and selling expenses and having a lower increase in indirect and selling expenses compared to the increase in revenues.

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

Depreciation and amortization. Depreciation and amortization was $20.1 million for the year ended December 31, 2019, compared to $17.2 million for the prior year, an increase of $2.9 million or 17.1%. The increase in depreciation and amortization is the result of increased depreciation in investments in infrastructure costs made by us over the last few years and accelerated depreciation of leasehold improvements on leases that terminated during the year.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2019 was $8.1 million compared to $10.0 million for the prior year. The $1.9 million decrease was primarily due to reduced levels of intangible asset amortization associated with prior acquisitions, partially offset by an increase in amortization from recent acquisitions.

Operating income. For the year ended December 31, 2019, operating income was $101.4 million compared to $92.3 million for the prior year, an increase of $9.1 million or 9.9%. The increase in operating income was largely due to the increase in gross profits of $44.8 million and the decrease in amortization of intangible assets of $1.9 million, offset by higher indirect and selling expenses of $34.8 million and an increase in depreciation and amortization expense of $2.9 million. Operating income as a percent of revenue was 6.9% for the year ended December 31, 2019 compared to 6.9% for the prior year. The consistent measure of operating income as a percent of revenue is due to the increase in revenue and the leveraging of our indirect and selling expenses and amortization of intangibles, partially offset by the increase in our direct costs and depreciation and amortization as a percentage of revenue.

Interest expense. For the year ended December 31, 2019, interest expense was $10.7 million, compared to $8.7 million for the prior year, an increase of $2.0 million or 23.1%. The higher interest expense was due to higher weighted average debt balances and higher average interest rates for the period ended December 31, 2019 compared to the period ended December 31, 2018.

Other (expense) income. For the year ended December 31, 2019, other expense was $0.5 million compared to other expense of $0.7 million for the prior year. The change was primarily due to a gain in the value of foreign currency swaps and unrealized and realized foreign currency gains and losses for the year ended December 31, 2019 compared to the change in the value of foreign currency swaps and unrealized and realized foreign currency gains and losses for the year ended December 31, 2018.

Provision for income taxes. The effective income tax rate for the years ended December 31, 2019 and December 31, 2018, was 23.6% and 25.9%, respectively. Our effective tax rate, including state and foreign taxes net of federal benefit for the year ended December 31, 2019, was lower than the statutory tax rate for the year primarily due to tax benefits for stock-based compensation, permanently non-taxable income and state tax credits partially offset by the establishment of a valuation allowance on certain deferred tax assets, permanent differences related to compensation costs and other expenses not deductible for tax purposes.

We account for the expected impact of discrete tax items once we determine that they are both reasonably quantified and we are confident they will be realized due to the associated event occurring (such as the filing of an amended tax return, enactment of tax legislation, or the closure of an audit examination).

NON-GAAP MEASURES

These following tables provide reconciliations of financial measures that are not U.S. GAAP (“non-GAAP”) to the most applicable U.S. GAAP measures. While we believe that these non-GAAP financial measures may be useful in evaluating our financial information, they should be considered supplemental in nature and not as a substitute for financial information prepared in accordance with U.S. GAAP. Other companies may define similarly titled non-GAAP measures differently and, accordingly, care should be exercised in understanding how we define these measures.

Service Revenue

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

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Year ended December 31,
	2019	2018	2017
Revenue	$1,478,525	$1,337,973	$1,229,162
Subcontractor and other direct costs	(475,717)	(412,216)	(344,913)
Service revenue	$1,002,808	$925,757	$884,249

EBITDA and Adjusted EBITDA

Earnings before interest and other income and/or expense, tax, and depreciation and amortization (“EBITDA”) is a measure we use to evaluate operating performance. We believe EBITDA is useful in assessing ongoing trends and, as a result, may provide greater visibility in understanding our operations.

Adjusted EBITDA is EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of the performance of our ongoing operations. We evaluate these adjustments on an individual basis based on both the quantitative and qualitative aspects of the item, including their size and nature, as well as whether or not we expect them to occur as part of our normal business on a regular basis. We believe that the adjustments applied in calculating adjusted EBITDA are reasonable and appropriate to provide additional information to investors.

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

A reconciliation of net income to EBITDA and adjusted EBITDA follows:

	Year ended December 31,
	2019	2018	2017
Net income	$68,938	$61,400	$62,876
Other expense (income)	501	735	(121)
Interest expense	10,719	8,710	8,553
Provision for income taxes	21,235	21,427	11,110
Depreciation and amortization	28,182	27,206	28,579
EBITDA	129,575	119,478	110,997
Adjustment related to impairment of intangible assets (1)	1,728	—	—
Special charges related to acquisitions (2)	1,771	1,361	239
Special charges related to severance for staff realignment (3)	1,774	1,554	1,583
Special charges related to facilities consolidations, and office closures, and our future corporate headquarters (4)	717	115	2,060
Special charges due to additional cash bonus expense (5)	—	—	3,000
Adjustments related to bad debt reserve (6)	(782)	1,240	—
Total special charges and adjustments	5,208	4,270	6,882
Adjusted EBITDA	$134,783	$123,748	$117,879

(1)

Adjustment related to impairment of intangible assets: We recognized impairment expense of $1.7 million in the second quarter of 2019 related to intangible assets associated with a historical business acquisition.

(2)

Special charges related to acquisitions: These costs consist primarily of consultants and other outside party costs, and an adjustment to the contingent consideration liability from a previous acquisition.

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

(6)

Adjustments related to bad debt reserve: During 2018, we established a bad debt reserve for amounts due from a utility client that had filed for bankruptcy and included the reserve as an adjustment due to its relative size. The adjustment in 2019 reflects a favorable revision of our prior estimate of collectability based on a third party acquiring the receivables.

Non-GAAP Diluted Earnings per Share

Non-GAAP diluted EPS represents diluted EPS excluding the impact of certain items such as impairment of intangible assets, acquisition expenses, severance for staff realignment, facility consolidations and office closures, and certain adjustments to the bad debt reserve (which are also excluded from Adjusted EBITDA, as described further above), as well as the impact of amortization of intangible assets related to our acquisitions and income tax effects. While these adjustments may be recurring and not infrequent or unusual, we do not consider these adjustments to be indicative of the performance of our ongoing operations. Non-GAAP diluted EPS is not a recognized term under U.S. GAAP and is not an alternative to basic or diluted EPS as a measure of performance. This presentation of non-GAAP diluted EPS may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe that the supplemental adjustments applied in calculating non-GAAP diluted EPS are reasonable and appropriate to provide additional information to investors.

The following table presents a reconciliation of diluted EPS to non-GAAP diluted EPS for the periods indicated:

	Year ended December 31,
	2019	2018	2017
Diluted EPS	$3.59	$3.18	$3.27
Adjustment related to impairment of intangible assets	0.09	—	—
Special charges related to acquisitions	0.10	0.07	0.01
Special charges related to severance for staff realignment	0.09	0.08	0.08
Special charges related to facilities consolidations and office closures, and our future corporate headquarters	0.08	0.01	0.12
Special charges due to additional cash bonus expense	—	—	0.16
Adjustments related to bad debt reserve	(0.04)	0.06	—
Amortization of intangibles	0.42	0.52	0.57
Income tax effects on amortization, special charges, and adjustments	(0.18)	(0.19)	(0.35)
Adjustments for changes in the tax rate under new Tax Act	—	—	(0.84)
Non-GAAP EPS	$4.15	$3.73	$3.02

(1)

Income tax effects were calculated using an effective U.S. GAAP tax rate of 23.6%, 25.9% and 15.0% (or 37.0% effective tax rate for the period prior to any adjustments for the new Tax Act) for the year ended December 31, 2019, 2018 and 2017, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, and the need to provide any debt service. We expect to meet these requirements through a combination of cash flow from operations and borrowings. Our primary source of borrowings is from our Fifth Amended and Restated Business Loan and Security Agreement with a syndicate of 11 commercial banks (the “Credit Facility”), as described in “Note 9—Long-Term Debt” in the “Notes to Consolidated Financial Statements.” We believe that the combination of internally generated funds, cash and cash equivalents on hand and available bank borrowings will provide the required liquidity and capital resources necessary to fund on-going operations, capital expenditures and acquisitions, quarterly cash dividends and organic growth. Additionally, we continuously analyze our capital structure to ensure we have sufficient capital to fund future significant, strategic acquisitions. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if we need additional borrowings or capital. In January 2020, the Company borrowed on the Credit Facility to provide the initial financing of our $255 million acquisition of ITG.

During the year we drew upon our Credit Facility due to temporary declines in our cash flows from operations. The decline in cash flow from operations had been primarily driven by the extended timing of client billings and collections associated with a contract for which we support disaster relief and rebuilding efforts. Due to factors such as the overall stress of such situations, political complexities and challenges among involved government agencies, the timing of cash flow from such operations is more uncertain than others. Moreover, the billing processes for such contracts have complex reporting requirements and the funding processes have been slow to distribute funds once billed. Management continues to address the cash flows from the disaster relief and rebuild effort to bring the collections to a more current basis and reduce our need to draw upon our Credit Facility to fund operations.

Financial Condition. There were several changes in our balance sheet during the year ended December 31, 2019 compared to the balance sheet as of December 31, 2018. Cash and cash equivalents decreased to $6.5 million on December 31, 2019, from $11.7 million on December 31, 2018. Restricted cash (current and non-current) decreased $1.3 million. These changes are further discussed in “Cash Flow” below.

Contract receivables, net of allowance for doubtful accounts, increased to $261.2 million compared to $231.0 million on December 31, 2018 primarily due to extended timing of billings and collections associated with a contract for which we support disaster relief and rebuilding efforts. Contract receivables are a significant component of our working capital and generally increase due to revenue growth and may be favorably or unfavorably impacted by our collection efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients. Contract assets and contract liabilities, on a contract by contract basis, represent revenue in excess of billings, and billings in excess of revenue, respectively, both of which generally arise from revenue timing and contractually stipulated billing schedules or billing complexity. At December 31, 2019, contract assets and contract liabilities were $142.3 million and $37.4 million, respectively, compared to $126.7 million and $33.5 million, respectively, at December 31, 2018.

We evaluate our collections efforts using the days-sales-outstanding ratio, or DSO, which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities) by revenue per day for the three months ended December 31, 2019. Days-sales-outstanding increased to 83 days compared to 77 days during the prior year primarily due to timing differences in client billings and collections driven largely by disaster relief and rebuilding efforts, which have complex reporting and billing requirements and have been slow to pay our invoices. The DSO, excluding disaster relief and rebuilding efforts, was 71 days for the year ended December 31, 2019, same as 71 days for the year ended December 31, 2018.

Property and equipment, net of depreciation and amortization, increased due to capital expenditures primarily related to increases in leasehold improvements, capitalized software, and computer equipment as we invest in our infrastructure.

Goodwill, as discussed in “Note 5—Goodwill and Other Intangible Assets” in the “Notes to Consolidated Financial Statements”, increased due to an immaterial correction of an error from a prior acquisition, settlement of contingent or extended commitments under certain purchase agreements, and the impact of foreign currency translation. The goodwill and other intangible assets and related amortization of other intangible assets are expected to increase with our recent acquisition of ITG.

Effective January 1, 2019, the Company implemented ASU 2016-02 (as defined and described in “Note 2 – Summary of Significant Accounting Policies – Recent Accounting Pronouncements Adopted – Leases”). The standard, among other changes, requires lessees to recognize, for all leases with terms of greater than one year, an operating lease right-of-use asset and a corresponding operating lease liability (current and non-current), which depicts the rights and obligations arising from an operating lease agreement. As a result, the Company has reflected an operating lease right-of-use asset totaling $134.0 million related to its operating leases and $32.5 million and $119.3 million of current and non-current operating lease liabilities as of December 31, 2019, respectively. The adoption of the new standard is discussed in “Note 2—Summary of Significant Accounting Policies – Recent Accounting Pronouncements Adopted – Leases ” in the “Notes to Consolidated Financial Statements.”

Total current liabilities, exclusive of the current portion of operating lease liabilities and contract liabilities (both of which are discussed above), consists of: accounts payable, accrued salaries and benefits, accrued subcontractors and other direct costs and accrued expenses and other current liabilities.  These operating liabilities were $268.1 million at December 31, 2019, an increase of $23.5 million from $244.6 million at December 31, 2018. The net increase in these liabilities was due primarily to timing of payments during 2019.

Long-term debt decreased to $165.4 million on December 31, 2019 from $200.4 million on December 31, 2018, primarily due to net payments on our Credit Facility of $35.0. The average debt balance on the Credit Facility for the years ended December 31, 2019 and 2018 was $268.6 million and $237.0 million, respectively. The average interest rate on the Credit Facility, excluding any fees and unamortized debt issuance costs, for the year ended December 31, 2019 and 2018 was 3.6% and 3.3%, respectively. We generally utilize cash flow from operations as our primary source of funding and turn to our Credit Facility to fund any temporary fluctuations such as increases in contract receivables, reductions in accounts payable and accrued expenses, purchase of treasury stock, payment of declared dividends, additional capital expenditures, and to meet funding requirements for new acquisitions. In January 2020, the Company borrowed on the Credit Facility to provide the initial financing of our $255 million acquisition of ITG.

On August 8, 2018, we entered into two floating-to-fixed interest rate hedging agreements for an aggregate notional amount of $75.0 million to hedge a portion of our Credit Facility to help manage the risk related to interest rate volatility and designated the swap as a cash flow hedge. The cash flows from the hedges began on August 31, 2018 and the swap matures August 31, 2023. These hedging agreements add to the agreement that we had entered into in 2017. At December 31, 2019, the aggregate notional amount hedged totaled $100.0 million, excluding the hedge sold on December 1, 2016, and were valued at an unrealized loss of $3.8 million, before tax, and are included in other liabilities and accumulated other comprehensive loss. See “Note 11—Derivative Instruments and Hedging Activities” in the “Notes to Consolidated Financial Statements.”

On February 20, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Swap”) for a notional amount of $100.0 million in order to hedge a portion of the Company’s floating rate Credit Facility (which is discussed in Note 11 – Derivative Instruments and Hedging Activities.) Similar to the previous swap agreements that the Company has entered into, this Swap is intended to mitigate the risk of rising interest rates. The Swaps provide a fixed rate of 1.2940% per annum on the notional amount. The cash flows from the Swap began February 28, 2020 and end on February 28, 2025.

The decrease in accumulated other comprehensive loss of $0.4 million was driven by $3.2 million of comprehensive income from the change in the value of certain foreign currencies relative to the U.S. dollar (primarily the British Pound, Euro and Canadian dollar), offset by a comprehensive loss from a change of $2.2 million in the fair value of the interest rate hedging instruments as described above. See “Note 13—Accumulated Other Comprehensive Loss” in the “Notes to Consolidated Financial Statements.”

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

Share Repurchase Program. In September 2017 the board of directors approved a share repurchase program that authorizes share repurchases in the aggregate up to $100.0 million. Our total repurchases are also limited by the Credit Facility as described in “Note 18—Share Repurchase Program” in the “Notes to Consolidated Financial Statements”.  Our overall repurchase limit is the lower of the amount imposed by our board of directors and by the Credit Facility.  Purchases under the repurchase program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the year ended December 31, 2019, we repurchased 248,000 shares under this program at an average price of $72.79 per share. As of December 31, 2019, $68.0 million remained available for share repurchases under the share repurchase program.

Dividends.  Cash dividends declared in 2019 were as follows:

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

	Year ended December 31,
(in thousands)	2019	2018	2017
Net cash provided by operating activities	$91,440	$74,670	$117,191
Net cash used in investing activities	(30,470)	(56,387)	(14,604)
Net cash used in financing activities	(67,640)	(28,771)	(87,300)
Effect of exchange rate changes on cash	166	(792)	1,094
(Decrease) increase in cash, cash equivalents and restricted cash	$(6,504)	$(11,280)	$16,381

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered.

Operating activities provided $91.4 million in cash for the year ended December 31, 2019 compared to cash provided by operating activities of $74.7 million for the year ended December 31, 2018. The increase in cash flows provided by operations for the year ended December 31, 2019 compared to the prior year was primarily due to the improvement in net income, a slower growth rate in the contract receivables and net contract assets and liabilities, and continued increase in the use of equity compensation, partially offset by the use of cash to decrease our operating liabilities. While the growth rate of our contract receivables has declined, we still experienced an increase in contract receivables primarily due to the slower collection from our disaster relief and rebuild client, as evidenced by the increase in DSO from 77 days for the year ended December 31, 2018 to 83 days for the year ended December 31, 2019. The increase in our operating liabilities is a result of our timing of payments through the fourth quarter of 2019.

Investing activities used cash of $30.4 million for the year ended December 31, 2019, compared to $56.4 million for the year ended December 31, 2018. Our cash flows used in investing activities consists primarily of capital expenditures and acquisitions.  The cash used in investing activities for the year ended December 31, 2019 included $26.9 million for capital expenditures and acquisitions of $3.6 million.  The cash used in investing activities for the year ended December 31, 2018 included business acquisitions cost of $34.6 million and $21.8 million of capital expenditures.

Our cash flows used in financing activities consists primarily of debt and equity transactions. For the year ended 2019, cash flows used in financing activities were primarily due to net payments on our Credit Facility of $35.0 million, dividends paid of $10.5 million, and share repurchases under our share repurchase plan and shares purchased from employees to pay required withholding taxes related to settlement of restricted stock units of $23.4 million. For the year ended 2018, cash flows used in financing activities were primarily due to net payments on our Credit Facility of $5.8 million, dividends paid of $7.9 million, and share repurchases under our share repurchase plan and shares purchased from employees to pay required withholding taxes related to settlement of restricted stock units of $17.1 million.

OFF-BALANCE SHEET ARRANGEMENTS

Contractual Obligations

We had nine outstanding letters of credit provided for under our Credit Facility with a total value of $3.0 million, primarily related to deposits to support our facility leases.

The following table summarizes our contractual obligations as of December 31, 2019 that require us to make future cash payments. Our summary of contractual obligations includes payments that we have an unconditional obligation to make.

		Payments due by Period
		Less than	1 to 3	3 to 5	More than
(in thousands)	Total	1 year	years	years	5 years
Long-term debt obligation (1)	$178,834	$5,642	$173,192	$—	$—
Operating lease obligations (2)	322,657	38,214	73,226	37,758	173,459
Other obligations related to acquisitions	3,923	2,703	1,220	—	—
Total	$505,414	$46,559	$247,638	$37,758	$173,459

(1)

Represents the obligation for principal and variable interest payments related to the Credit Facility assuming the principal amount outstanding and interest rates at December 31, 2019 remain fixed through maturity. These assumptions are subject to change in future periods.

(2)

Operating lease obligations include leases of facilities and equipment. See “Note 6—Leases” in the “Notes to Consolidated Financial Statements.” The operating lease obligations includes the contractual obligations related to our new HQ lease in Reston, Virginia.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under the Credit Facility and foreign exchange rate risk.

We monitor interest rate fluctuations and outlook as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects of higher interest rates on our results of operations. As part of this strategy, we may use interest rate swap arrangements to hedge all or a portion of our interest rate risk by securing hedges that effectively convert our variable rate debt to fixed rate debt. We do not use such instruments for speculative or trading purposes. Our exposure to market risk includes changes in interest rates for borrowings under the Credit Facility. These borrowings accrue interest at variable rates. Based on our borrowings under this facility and amount of hedging in 2019, a 1% increase in interest rates would have increased interest expense by approximately $2.7 million, and would have decreased our annual net income and operating cash flows by a comparable amount. At December 31, 2019, we have three interest rate swap agreements with a total aggregate notional amount of $100.0 million to hedge against changes in interest rates and offset potential increases in interest expense.  See “Note 11—Derivative Instruments and Hedging Activities” in the “Notes to Consolidated Financial Statements.”

As a result of conducting business in currencies other than the U.S. dollar, we are subject to market risk with respect to adverse fluctuations in currency exchange rates. In general, our currency risk is mitigated largely by matching costs with revenues in a given currency. However, our exposure to fluctuations in other currencies against the U.S. dollar increases as a greater portion of our revenue is generated in currencies other than the U.S. dollar. We currently have hedges in place to mitigate our foreign exchange risk related to our operations in Europe; however, given the amount of business conducted in Europe, there is some risk that revenue and profits will be affected by foreign currency exchange rate fluctuations. We use a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue. During the year ended December 31, 2019, 7.9% of our revenue was generated from our international operations based on the location to which a contract was awarded. As a result, a 10% increase or decrease in the value of the U.S. dollar against all currencies would have an estimated impact on revenue of approximately 1.3%, or $17.7 million. Actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure. As of December 31, 2019, we held approximately $7.1 million in cash in foreign bank accounts to be utilized on behalf of our foreign subsidiaries, thereby partially mitigating foreign currency conversion risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of ICF International, Inc. and subsidiaries are provided in Part IV in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the Company’s management, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2019 to provide reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2019. The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears on page F-2 of this Form 10-K.

The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting, and the preparation of financial statements for external purposes in accordance with U.S. GAAP. The Company’s internal control over financial reporting includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the Company’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP; (iii) that the Company’s receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and (iv) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Changes in Internal Control Over Financial Reporting. There were no material changes in our internal control over financial reporting during the last quarter of 2019, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2020 Proxy Statement and is incorporated herein by reference.

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

4.3	Description of Securities. *

10.1	2006 Employee Stock Purchase Plan (Incorporated by reference to Exhibit 10.3 to the Company’s Form S-1 (File No. 333-134018), filed May 11, 2006). +

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

10.11

Restated Severance Protection Agreement by and between the Company and Sudhakar Kesavan, dated December 29, 2008 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed December 30, 2008). +

10.12

Restated Severance Protection Agreement between John Wasson and ICF International, Inc. dated October 1, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed October 1, 2019).+

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

10.20	Lease Agreement between ICF Consulting Group, Inc. and CRS Plaza II, LLC, dated as of October 24, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed October 30, 2019).

10.21

Equity Purchase Agreement between Incentive Technology Group, LLC, Project Lucky Holdings, LLC, Shadi Michelle Branch, Adam Branch, and ICF Incorporated, L.L.C., dated January 13, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A, filed January 14, 2020).

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

101

The following materials from the ICF International, Inc. Annual Report on Form 10-K for the year ended December 31, 2019 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. *

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in Inline XBRL

*	Submitted electronically herewith.
+	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 28, 2020	ICF INTERNATIONAL, INC.
	By:	/s/ JOHN WASSON
John Wasson
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN WASSON	President and Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2020
John Wasson

/s/ SUDHAKAR KESAVAN	Executive Chairman and Director	February 28, 2020
Sudhakar Kesavan

/s/ JAMES MORGAN	Chief Financial Officer (Principal Financial Officer)	February 28, 2020
James Morgan

/s/ THERESA GOLINVAUX	Controller (Principal Accounting Officer)	February 28, 2020
Theresa Golinvaux

/s/ EILEEN O’SHEA AUEN	Director	February 28, 2020
Eileen O’Shea Auen

/s/ Dr. SRIKANT M. DATAR	Director	February 28, 2020
Dr. Srikant M. Datar

/s/ CHERYL GRISÉ	Director	February 28, 2020
Cheryl Grisé

/s/ PETER SCHULTE	Director	February 28, 2020
Peter Schulte

/s/ MICHAEL VAN HANDEL	Director	February 28, 2020
Michael Van Handel

/s/ RANDALL MEHL	Director	February 28, 2020
Randall Mehl

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ICF International,  Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2020 expressed an unqualified opinion.

Change in accounting principle

As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for leases as of January 1, 2019, in accordance with the adoption of Accounting Standards Codification (ASC) Topic 842, Leases.

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

Critical audit matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Estimates-at-Completion

As described further in Note 2 to the consolidated financial statements, the Company generally recognizes revenue over time as control transfers to a client, based on the extent of progress towards satisfaction of the related performance obligation.  The selection of the method used to measure progress requires judgment and is dependent on the contract type selected by the client during contract negotiation and the nature of the services and solutions to be provided.  For performance obligations requiring the delivery of a service for a fixed price, the Company uses the ratio of actual costs incurred to total estimated costs, provided that costs incurred (an input model) represents a reasonable measure of progress toward the satisfaction of a performance obligation, in order to estimate the portion of total transaction price earned.   We identified the initial development and subsequent changes related to estimates-at-completion as a critical audit matter.

The principal considerations for our determination that the use of estimates-at-completion in recognizing revenue is a critical audit matter are the significant management judgments involved in the initial creation and subsequent updates to the Company’s estimates-at-completion and related profit recognized, which required challenging and subjective auditor judgment in the execution of our procedures. Inputs and assumptions requiring significant management judgment included anticipated direct labor, subcontract labor, and other direct costs required to deliver on unfinished performance obligations.

Our audit procedures in response to this matter included the following, among others.

•

We tested the design and operating effectiveness of controls relating to the initial drafting of estimates-at-completion and the ongoing monitoring of changes in estimates specific to the estimates-at-completion.

•

We tested management’s process for developing, revising and applying estimates-at-completion to a sample of contracts.  Our testing included evaluating key inputs and assumptions by comparing them to underlying supporting documentation or other corroborating evidence, such as subcontractor agreements, historical hours for similar service offerings, or other contractual documentation that supports estimated costs.

•	We performed analytical procedures of gross margin fluctuations on a contract by contract basis to corroborate cumulative catch-up adjustments or forward loss provisions on negative margins.
•

We obtained subsequent event information on a contract-by-contract basis and performed a “look-back” analysis of contracts completed during the year ended December 31, 2019 and compared the final gross margin to the estimated margins throughout the contract life cycle to assess the Company’s ability to develop reliable estimates.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2000.

Arlington, Virginia

February 28, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ICF International, Inc.  (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2019, and our report dated February 28, 2020 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia

February 28, 2020

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2019	December 31, 2018
ASSETS
Current Assets:
Cash and cash equivalents	$6,482	$11,694
Contract receivables, net	261,176	230,966
Contract assets	142,337	126,688
Prepaid expenses and other	17,402	16,253
Income tax receivable	7,320	6,505
Total Current Assets	434,717	392,106
Total Property and Equipment, net	58,237	48,105
Other Assets:
Restricted cash - non-current	—	1,292
Goodwill	719,934	715,644
Other intangible assets, net	25,829	35,494
Operating lease - right-of-use assets	133,965	—
Other assets	24,535	21,221
Total Assets	$1,397,217	$1,213,862

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$134,578	$102,599
Contract liabilities	37,413	33,494
Operating lease liabilities - current	32,500	—
Accrued salaries and benefits	52,130	44,103
Accrued subcontractors and other direct costs	45,619	58,791
Accrued expenses and other current liabilities	35,742	39,072
Total Current Liabilities	337,982	278,059
Long-term Liabilities:
Long-term debt	165,444	200,424
Operating lease liabilities - non-current	119,250	—
Deferred rent	—	13,938
Deferred income taxes	37,621	40,165
Other	22,369	20,859
Total Liabilities	682,666	553,445

Contingencies (Note 20)

Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 22,846,374 and 22,445,576 shares issued; and 18,867,555 and 18,817,495 shares outstanding at December 31, 2019 and December 31, 2018, respectively	23	22
Additional paid-in capital	346,795	326,208
Retained earnings	544,840	486,442
Treasury stock, 3,978,819 and 3,628,081 shares at December 31, 2019 and 2018, respectively	(164,963)	(139,704)
Accumulated other comprehensive loss	(12,144)	(12,551)
Total Stockholders’ Equity	714,551	660,417
Total Liabilities and Stockholders’ Equity	$1,397,217	$1,213,862

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in thousands, except per share amounts)	2019	2018	2017
Revenue	$1,478,525	$1,337,973	$1,229,162
Direct costs	953,187	857,508	771,725
Operating costs and expenses
Indirect and selling expenses	395,763	360,987	346,440
Depreciation and amortization	20,099	17,163	17,691
Amortization of intangible assets	8,083	10,043	10,888
Total operating costs and expenses	423,945	388,193	375,019
Operating income	101,393	92,272	82,418
Interest expense	(10,719)	(8,710)	(8,553)
Other (expense) income	(501)	(735)	121
Income before income taxes	90,173	82,827	73,986
Provision for income taxes	21,235	21,427	11,110
Net income	$68,938	$61,400	$62,876

Earnings per share:
Basic	$3.66	$3.27	$3.35
Diluted	$3.59	$3.18	$3.27

Weighted-average common shares outstanding:
Basic	18,816	18,797	18,766
Diluted	19,224	19,335	19,244

Cash dividends declared per common share	0.56	0.56	—

Other comprehensive income (loss), net of tax	407	(6,683)	4,601
Comprehensive income, net of tax	$69,345	$54,717	$67,477

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2017	19,021	$22	$292,427	$371,890	2,642	$(88,695)	$(9,640)	$566,004
Net income	—	—	—	62,876	—	—	—	62,876
Other comprehensive income	—	—	—	—	—	—	4,601	4,601
Equity compensation	—	—	9,985	—	—	306	—	10,291
Exercise of stock options	176	—	4,722	—	—	—	—	4,722
Issuance of shares pursuant to vesting of restricted stock units	180	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(715)	—	687	—	715	(33,151)	—	(32,464)
Balance at December 31, 2017	18,662	22	307,821	434,766	3,357	(121,540)	(5,039)	616,030
Net income	—	—	—	61,400	—	—	—	61,400
Other comprehensive loss	—	—	—	—	—	—	(6,683)	(6,683)
Equity compensation	—	—	11,328	—	—	178	—	11,506
Exercise of stock options	209	—	5,842	—	—	—	—	5,842
Issuance of shares pursuant to vesting of restricted stock units	226	—	—	—	(8)	—	—	—
Net payments for stock issuances and buybacks	(280)	—	1,217	—	280	(18,342)	—	(17,125)
Reclassification of stranded tax effects due to adoption of accounting principle	—	—	—	829	—	—	(829)	—
Dividends declared	—	—	—	(10,553)	—	—	—	(10,553)
Balance at December 31, 2018	18,817	22	326,208	486,442	3,629	(139,704)	(12,551)	660,417
Net income	—	—	—	68,938	—	—	—	68,938
Other comprehensive income	—	—	—	—	—	—	407	407
Equity compensation	—	—	15,818	—	—	—	—	15,818
Exercise of stock options	94	—	2,924	—	—	—	—	2,924
Issuance of shares pursuant to vesting of restricted stock units	306	1	—	—	—	—	—	1
Net payments for stock issuances and buybacks	(349)	—	1,845	—	349	(25,259)	—	(23,414)
Dividends declared	—	—	—	(10,540)	—	—	—	(10,540)
Balance at December 31, 2019	18,868	$23	$346,795	$544,840	3,978	$(164,963)	$(12,144)	$714,551

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2019	2018	2017
Cash Flows from Operating Activities
Net income	$68,938	$61,400	$62,876
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	624	2,480	1,480
Deferred income taxes	(123)	5,100	(7,390)
Non-cash equity compensation	15,818	11,506	10,291
Depreciation and amortization	28,182	27,206	28,579
Deferred rent	(1,247)	523	(177)
Facilities consolidation reserve	(274)	(260)	1,479
Remeasurement of contingent acquisition liability	—	505	—
Amortization of debt issuance costs	507	510	673
Impairment of long-lived assets	1,728	—	—
Other adjustments, net	181	449	275
Changes in operating assets and liabilities, net of the effect of acquisitions:
Net contract assets and liabilities	(11,963)	(14,148)	405
Contract receivables	(31,300)	(60,096)	702
Prepaid expenses and other assets	1,997	(6,650)	(1,844)
Accounts payable	31,949	28,309	3,631
Accrued salaries and benefits	8,012	(2,159)	5,597
Accrued subcontractors and other direct costs	(12,293)	10,762	15,507
Accrued expenses and other current liabilities	(4,951)	11,120	(2,250)
Income tax receivable and payable	(4,489)	(2,063)	(5,697)
Other liabilities	144	176	3,054
Net Cash Provided by Operating Activities	91,440	74,670	117,191

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(26,901)	(21,812)	(14,513)
Payments for business acquisitions, net of cash received	(3,569)	(34,575)	(91)
Net Cash Used in Investing Activities	(30,470)	(56,387)	(14,604)

Cash Flows from Financing Activities
Advances from working capital facilities	686,830	573,991	590,225
Payments on working capital facilities	(721,809)	(579,817)	(643,363)
Payments on capital expenditure obligations	(1,621)	(3,726)	(4,808)
Debt issue costs	—	(21)	(1,612)
Proceeds from exercise of options	2,914	5,842	4,722
Dividends paid	(10,540)	(7,915)	—
Net payments for stockholder issuances and buybacks	(23,414)	(17,125)	(32,464)
Net Cash Used in Financing Activities	(67,640)	(28,771)	(87,300)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	166	(792)	1,094

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(6,504)	(11,280)	16,381
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	12,986	24,266	7,885
Cash, Cash Equivalents, and Restricted Cash, End of Period	$6,482	$12,986	$24,266

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,424	$9,893	$7,922
Income taxes	$26,595	$14,870	$21,659
Non-cash investing and financing transactions:
Deferred and contingent consideration arising from businesses acquired	$—	$8,391	$—
Capital expenditure obligations	$—	$6,121	$—

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in tables in thousands, except share and per share data)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (“ICFI”) and its principal subsidiary, ICF Consulting Group, Inc. (“Consulting,” and together with ICFI, “the Company”), and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). Consulting is a wholly owned subsidiary of ICFI. ICFI is a holding company with no operations or assets other than its investment in the common stock of Consulting. All other subsidiaries of the Company are wholly owned by Consulting. All significant intercompany transactions and balances have been eliminated.

Nature of Operations

The Company provides professional services and technology-based solutions to government and commercial clients, including management, marketing, technology, and policy consulting and implementation services, in the areas of energy, environment, and infrastructure; health, education, and social programs; safety and security; and consumer and financial. The Company offers a full range of services to these clients throughout the entire life cycle of a policy, program, project, or initiative, from research and analysis and assessment and advice to design and implementation of programs and technology-based solutions, and the provision of engagement services and programs.

The Company’s major clients are U.S. federal government departments and agencies, most significantly the Department of Health and Human Services, Department of State and Department of Defense. The Company also serves U.S. state (including territories) and local government departments and agencies, international governments, and commercial clients worldwide. Commercial clients include airlines, airports, electric and gas utilities, oil companies, hospitals, health insurers and other health-related companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state (including territories) and local governments, unless otherwise indicated.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 75 offices in the U.S. and U.S. territories and more than 15 offices in key markets outside the U.S., including offices in the United Kingdom (“U.K.), Belgium, China, India and Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the consolidated financial statements where estimates may have the most significant effect include contractual and regulatory reserves, valuation and lives of tangible and intangible assets, contingent consideration related to business acquisitions, impairment of long-lived assets, accrued liabilities, revenue recognition and costs to complete fixed-price contracts, bonus and other incentive compensation, stock-based compensation, reserves for tax benefits and valuation allowances on deferred tax assets, provisions for income taxes, collectability of receivables, and loss accruals for litigation. Actual results experienced by the Company may differ from management's estimates.

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

The Company evaluates whether two or more agreements should be accounted for as one single contract and whether combined or single agreements should be accounted for as more than one performance obligation. For most contracts, the client requires the Company to perform a number of tasks in providing an integrated output for which the client has contracted, and, hence, contracts of this type are tracked as having only one performance obligation since a substantial part of the Company’s promise is to ensure the individual tasks are incorporated into a combined output in accordance with contract requirements. When contracts are separated into multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. The Company generally provides customized solutions in which the pricing is based on specific negotiations with each client, and, in these cases, the Company uses a cost-plus margin approach to estimate the standalone selling price of each performance obligation. It is common for the Company’s long-term contracts to contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts are generally awarded at the completion of a contractually-stipulated performance assessment period based on the achievement of performance metrics, program milestones or cost targets, and the amount awarded may be subject to client discretion. Variable consideration is estimated based on the most likely amount.  Once the Company selects a method to estimate variable consideration, it applies that method consistently.  Estimates of variable consideration will be constrained only to the extent that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur.

The Company evaluates contractual arrangements to determine whether revenue should be recognized on a gross versus net basis. The Company’s assessment is based on the nature of the promise to the client. In most cases, the Company itself agrees to provide specified services to the client as a principal and revenue is recognized on a gross basis. In certain instances, the Company acts as an agent and merely arranges for another party to provide services to the client and revenue is recognized on a net basis in reflection of the fact that the Company does not control the goods or services provided to the client by the other party.

Long-term contracts typically contain billing terms that provide for invoicing monthly or upon completion of milestones,  and payment on a net 30-day basis. Exceptions to monthly billing terms are to ensure that the Company performs satisfactorily rather than representing a significant financing component. For cost-based contracts the Company’s performance is evaluated during a contractually stipulated performance period and, while contract costs may be billed on a monthly basis, the Company is generally permitted to bill for incentive or award fees only after the completion of the performance assessment period, which may occur quarterly, semi-annually or annually, and after the client completes the performance assessment. Fixed-price contracts may provide for milestone billings based on the attainment of specific project objectives rather than for billing on a monthly basis. Moreover, contracts may require retentions or hold backs that are paid at the end of the contract to ensure that the Company performs in accordance with requirements. The Company does not assess whether a contract contains a significant financing component if the Company expects, at contract inception, that the period between payment by the client and the transfer of promised services to the client will be one year or less.

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

When a performance obligation is billed using a time-and-materials contract type, the Company uses the right to invoice practical expedient output progress measure to estimate revenue earned based on hours worked in contract performance at negotiated billing rates. Fixed-price level-of-effort contracts are substantially similar to time-and-materials contracts except that the Company is required to deliver a specified level of effort over a stated period of time. For these contracts, the Company estimates revenue earned using contract hours worked at negotiated bill rates as the Company delivers the contractually required workforce.

For cost-based contracts, the Company recognizes revenue based on contract costs incurred, as the Company becomes contractually entitled to reimbursement of the contract costs, plus a most likely estimate of award or incentive fees earned on those costs even though final determination of fees earned occurs after the contractually-stipulated performance assessment period ends.

For performance obligations requiring the delivery of a service for a fixed price, the Company uses the ratio of actual costs incurred to total estimated costs, provided that costs incurred (an input method) represents a reasonable measure of progress towards the satisfaction of a performance obligation, in order to estimate the portion of total revenue earned. This method provides a faithful depiction of the transfer of value to the client when the Company is satisfying a performance obligation that entails integration of tasks for a combined output, which requires the Company to coordinate the work of employees, subcontractors and delivery of other contract costs. Contract costs that are not reflective of the Company’s progress toward satisfying a performance obligation are not included in the calculation of the measure of progress. When this method is used, changes in estimated costs to complete these obligations result in adjustments to revenue on a cumulative catch-up basis, which causes the effect of revised estimates for prior periods to be recognized in the current period. Changes in these estimates can routinely occur over contract performance for a variety of reasons, which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in estimated incentive or award fees; or performing better or worse than previously estimated.

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

Restricted Cash

The Company had restricted cash representing amounts held in escrow accounts and/or not readily available due to contractual restrictions.

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

Impairment

The Company performs its annual goodwill impairment test as of October 1 of each year. As its business is highly integrated and all of its components have similar economic characteristics, the Company has concluded it has one aggregated reporting unit at the consolidated entity level. The Company assesses goodwill at the reporting level. For the goodwill impairment test as of October 1, 2018, the Company opted to perform a qualitative assessment of whether it is more likely than not that its reporting unit's fair value is less than its carrying amount. If, after opting to complete a qualitative assessment, the Company determines that it is more likely than not that the estimated fair value of the reporting unit exceeded its carrying amount, it may conclude that no impairment exists. If the Company concludes otherwise, a goodwill impairment test must be performed, which includes a comparison of the reporting unit’s fair value to the carrying amount and recognizing, as an impairment loss, the difference of the reporting unit’s fair value and the carrying amount of goodwill.

The Company’s qualitative analysis as of October 1, 2019 included macroeconomic, industry and market specific considerations, financial performance indicators and measurements, and other factors. Based on this qualitative assessment, the Company determined that it is more likely than not that the fair value of its reporting unit exceeded its carrying amount, and thus any additional quantitative impairment test was not required to be performed. Therefore, based on management’s review, a goodwill impairment loss was not required for 2019. Historically, the Company has not recorded any goodwill impairment losses.

Long-Lived Assets

The Company is required to review long-lived assets and intangible assets other than goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the asset exceeds its fair value. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less cost to sell.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities (current and non-current) on the consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments as of the commencement date. Since most lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate as of the commencement date in estimating the present value of future payments. The operating lease ROU asset is based on the present value of future lease payments and excludes impacts from lease incentives and initial costs incurred to obtain the lease. At the lease commencement date, the Company estimates its collateralized incremental borrowing rate based on publicly available yields adjusted for Company-specific considerations and the Company's varying lease terms in determining the present value of future payments. Lease terms, for the purposes of determining each lease’s present value, include options to extend or terminate the lease if it is reasonably certain and economically reasonable that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company uses leases to obtain use of a variety of different resources, including those for the use of facilities or equipment. These agreements may contain both lease and non-lease components, which are generally accounted for separately. For office equipment leases (primarily copier leases), the Company elected to account for the lease and non-lease components as a single lease component and not recognize ROU assets and lease liabilities for leases with a term not greater than twelve months.

Capitalized Software

The Company capitalizes certain costs to develop enhancements and upgrades to internal-use software that are incurred subsequent to the preliminary project stage. Amortization expense is recorded on a straight-line basis over the expected economic life of the software or the service contract, typically lasting three to five years.  As of December 31, 2019, and 2018, capitalized software costs were not material to the Company’s consolidated financial statements.

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

Derivative Instruments

Derivative instruments designated as cash flow hedges are recorded on the consolidated balance sheets at fair value as of the reporting date, and the effective portion of the hedge is recorded in other comprehensive income (loss) on the consolidated statements of comprehensive income and reclassified to earnings in the period that the hedged instruments affect earnings.  Management reviews the effectiveness of the hedges on a quarterly basis.

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

Segment, Customer and Geographic Information

The Company operates in one segment based on the consolidated information used by its chief operating decision maker in evaluating the financial performance of its business and allocating resources. This single segment represents the Company’s core business, which is providing professional services for government and commercial clients. Although the Company disaggregates its revenue by client market areas and type, the Company does not manage its business or allocate resources based on client market or type.

Approximately $561.0 million, $546.1 million, and $550.2 million of the Company’s revenue for the years 2019, 2018, and 2017, respectively, was derived under prime contracts and subcontracts with agencies and departments of the federal government representing 38%, 41%, and 45% of total revenue, respectively. No other customer accounted for 10% or more of the Company’s revenue during the years ended 2019, 2018, and 2017.

The Company’s international operations provide services to both commercial and international government clients. Revenue is attributed to a particular geographic area based on the administrative location of the client that awarded the contract. The Company’s revenue generated from international clients as a percentage of total revenue was approximately 8%, 13%, and 9% for the years 2019, 2018, and 2017, respectively.

At December 31, 2019 and 2018, long-lived assets held internationally were 17% and 12% of total long-lived assets, respectively.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and contract receivables. The majority of the Company’s cash transactions are processed through one U.S. commercial bank. Cash held domestically in excess of daily requirements is used to reduce any amounts outstanding under the Company’s Credit Facility. As of December 31, 2019 and 2018, the Company held approximately $7.1 million and $11.9 million, respectively, of cash in foreign bank accounts (not including outstanding deposits and checks). To date, the Company has not incurred losses related to cash and cash equivalents.

The Company’s receivables consist principally of amounts due from agencies and departments of the federal government, state and local governments, and international governments, as well as from commercial organizations. The credit risk, with respect to federal and other government clients, is limited due to the creditworthiness of the respective governmental entity. Amounts due for work performed as a subcontractor to a commercial organization also represent limited credit risk when the commercial client is performing as the prime contractor on a government contract due to the ultimate creditworthiness of the end client. Receivables from commercial clients generally pose a greater credit risk, and, as a result, are subject to ongoing monitoring. The Company extends credit in the normal course of operations and does not require collateral from its clients.

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

The most significant impact of adopting the standard was the recognition of ROU assets and lease liabilities for operating leases on the Company’s consolidated balance sheets, but it did not have a material impact on the Company’s consolidated statements of comprehensive income or consolidated statements of cash flows. The impact to the consolidated balance sheets before and after the adoption are as follows:

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

Recent Accounting Pronouncements Not Yet Adopted

Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the FASB issued ASU 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is considered a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard also requires the entity to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement and present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting arrangement. The standard is effective for interim periods and fiscal years beginning after December 15, 2019 with early adoption permitted. The standard may be implemented using either the retrospective or prospective method. The Company does not anticipate that there will be a material impact on the consolidated financial statements as a result of adopting the standard and that it expects to adopt the standard in the first quarter of 2020 utilizing a prospective method. The Company will continue to evaluate the impact of the new standard through its adoption.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.  The standard, as amended, requires companies to measure credit losses by using a methodology that reflects the expected credit losses based on historical information, current economic conditions, and reasonable and supportable information. The new standard is effective for fiscal years beginning after December 15, 2019 with early adoption permitted.  The Company is currently in the process of evaluating the impact of adoption but does not anticipate that there will be a material impact on the consolidated financial statements as a result of adopting the standard. The Company will adopt the standard in the first quarter of 2020 utilizing a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the consolidated statements of stockholders’ equity as of the date of the adoption.

NOTE 3 - CONTRACT RECEIVABLES

Contract receivables consisted of the following:

	December 31, 2019	December 31, 2018
Billed receivables	$264,682	$236,250
Allowance for doubtful accounts	(3,506)	(5,284)
Contract receivables, net	$261,176	$230,966

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2019	2018
Leasehold improvements	$25,882	$19,444
Software	52,343	50,967
Furniture and equipment	29,437	27,435
Computers	38,014	31,568
	145,676	129,414
Accumulated depreciation and amortization	(87,439)	(81,309)
Total property and equipment, net	$58,237	$48,105

Depreciation and amortization expense for the years ended December 31, 2019, 2018, and 2017, was approximately $20.1 million, $17.2 million, and $17.7 million, respectively.

NOTE 5 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2019	2018
Balance as of January 1	$715,644	$686,108
Goodwill resulting from business combination - The Future Customer	—	7,597
Goodwill resulting from business combination - DMS Disaster Consultants	(50)	10,121
Goodwill resulting from business combination - We Are Vista	(370)	14,392
Goodwill resulting from business combination - Olson (1)	3,047	—
Effect of foreign currency translation	1,663	(2,574)
Total goodwill	$719,934	$715,644

1)

In 2019, the Company recorded changes to goodwill representing an immaterial correction of an error for income tax balances related to acquired assets and liabilities from the business combination that occurred in 2014.  These balances were not significant to our previously reported financial position.

2)	Other adjustments to goodwill are measurement period adjustments.

Other Intangible Assets

Intangible assets with definite lives are primarily amortized over periods ranging from approximately 1 to 10 years. The weighted-average period of amortization for all intangible assets as of December 31, 2019 is 9.3 years. The customer-related intangible assets, which consist of customer contracts, backlog, and non-contractual customer relationships, are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The weighted-average period of amortization of the customer-related intangibles is 9.3 years. Intangible assets related to developed technology are being amortized on an accelerated basis over a weighted-average period of 4.8 years. Intangible assets with an indefinite life consist of a domain name.

Other intangibles consisted of the following at December 31:

	2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$95,038	$(69,425)	$25,613
Developed technology	733	(612)	121
Total amortizable intangible assets	95,771	(70,037)	25,734
Intangible with indefinite life	95	—	95
Total other intangible assets	$95,866	$(70,037)	$25,829

	2018
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$94,500	$(59,289)	$35,211
Developed technology	733	(545)	188
Total amortizable intangible assets	95,233	(59,834)	35,399
Intangible with indefinite life	95	—	95
Total other intangible assets	$95,328	$(59,834)	$35,494

Aggregate amortization expense for the years ended December 31, 2019, 2018, and 2017, was approximately $8.1 million, $10.0 million, and $10.9 million, respectively. The Company recognized impairment expense, included in indirect and selling expense, of $1.7 million in the second quarter of 2019 related to the intangible asset associated with a historical business acquisition. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2020	$6,283
2021	5,306
2022	4,992
2023	4,615
2024	4,141
Thereafter	397
Total	$25,734

NOTE 6 – LEASES

The Company has operating leases for facilities and equipment which have remaining terms ranging from 1 to 17 years. The leases may include options to extend the lease periods for up to 5 years at rates approximating market rates and/or options to terminate the leases within 1 year. The leases may include a residual value guarantee or a responsibility to return the property to its original state of use. A limited number of leases contain provisions that provide for rental increases based on consumer price indices. The change in rent expense resulting from changes in these indices are included within variable rent.

Operating leases consisted of the following at December 31, 2019:

Real estate facilities	$165,752
Office equipment	1,631
Other	892
168,275
Amortization of right-of-use assets	(34,310)
Total operating lease right-of-use assets	$133,965

Rent expense is recognized on a straight-line basis over the lease term.  Rent expense consists of the following:

Year Ended December 31,
2019
Operating lease costs	$36,287
Short-term lease costs	2,153
Variable lease costs	5
Total rent expense	$38,445

Future minimum lease payments under non-cancellable leases as of December 31, 2019 were as follows:

December 31, 2020	$38,179
December 31, 2021	37,671
December 31, 2022	35,482
December 31, 2023	18,044
December 31, 2024	14,160
Thereafter	23,059
Total future minimum lease payments	166,595
Less: Interest	(14,845)
Total operating lease liabilities	$151,750

Operating lease liabilities - current	$32,500
Operating lease liabilities - non-current	119,250
Total operating lease liabilities	$151,750

Other information related to operating leases is as follows:

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$36,907
Right-of-use assets obtained in exchange for new operating lease liabilities	$31,123
Weighted-average remaining lease term - operating leases	5.1
Weighted-average discount rate - operating leases	3.7%

At December 31, 2019, the Company had additional operating leases that have not yet commenced of $117.5 million.  Such operating leases are anticipated to commence, where we take possession of the property and commence any required buildout, over the next three years, with lease terms of 2 years to 17 years.

Rent expense, for periods prior to the adoption of the new lease standard, is recognized on a straight-line basis over the lease term, net of sublease payments. Rent expense consists of the following for the years ended December 31:

	2018	2017
Rent	$34,924	$36,269
Sublease income	(45)	(142)
Total rent expense	$34,879	$36,127

NOTE 7 - ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2019	2018
Accrued bonuses, liability-classified awards, and commissions	$17,660	$13,214
Accrued salaries	16,170	13,335
Accrued paid time off and leave	12,157	11,708
Accrued medical	3,063	3,136
Accrued payroll taxes and withholdings	930	765
Other	2,150	1,945
Total accrued salaries and benefits	$52,130	$44,103

NOTE 8 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

	2019	2018
Deposits	$9,608	$17,485
Accrued IT and software licensing costs	3,983	3,359
Accrued taxes and insurance premiums	3,498	4,160
Accrued facilities rental and lease exit costs	1,223	2,271
Accrued interest	693	308
Accrued professional services	3,929	1,828
Accrued dividends	2,639	2,639
Contingent and contractual liabilities from acquisitions	2,700	2,323
Other accrued expenses and current liabilities	7,469	4,699
Total accrued expenses and other current liabilities	$35,742	$39,072

NOTE 9 - LONG-TERM DEBT

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

The Company has the option to borrow funds under the Credit Facility at interest rates based on both LIBOR (1, 3, or 6 month rates) and the Base Rate, at its discretion, plus their applicable margins. Base Rates are fluctuating per annum rates of interest equal to the highest of (i) the Federal Funds Open Rate, plus 0.5%, (ii) the Prime Rate, and (iii) the daily LIBOR rate, plus a LIBOR Margin of between 1.00% and 2.00% based on our Leverage Ratio (as defined under the Credit Facility), 1.00% as of December 31, 2019. The interest accrued based on LIBOR rates is to be paid on the last business day of the interest period (1, 3, or 6 months), while interest accrued based on the Base Rates is to be paid in quarterly installments. The Credit Facility provides for letters of credit aggregating up to $60.0 million which reduce the funds available under the Credit Facility when issued. The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio of not more than 3.75 to 1.00 (subject to adjustment, in certain circumstances) for each fiscal quarter. As of December 31, 2019, the Company was in compliance with its covenants under the Credit Facility.

The Credit Facility was subject to a commitment fee on the unused portion of the Credit Facility of between 0.13% and 0.25% per annum. Based on our Leverage Ratio that amount was 0.15% per annum at December 31, 2019 and 0.15% per annum at December 31, 2018.

As of December 31, 2019, the available borrowing capacity under the Credit Facility (excluding the accordion) was $430.7 million. Taking into account the financial and performance-based limitations, the available borrowing capacity (excluding the accordion) was $373.4 million as of December 31, 2019.

Long-term debt outstanding and the average debt outstanding and interest rate is summarized as follows:

	December 31, 2019			December 31, 2018
	Debt Outstanding	Average Debt Outstanding	Average Interest Rate	Debt Outstanding	Average Debt Outstanding	Average Interest Rate
Revolving Line of Credit/Swing Line	$165,444	$268,550	3.59%	$200,424	$237,012	3.29%

Debt Issuance Cost

The Company’s debt issuance costs, which are included within other assets, are amortized over the term of indebtedness. The balance of net debt issuance costs at December 31, 2019 and 2018 are as follows:

	2019	2018
Amortizable debt issuance costs	$6,921	$6,921
Accumulated amortization	(5,738)	(5,231)
Net debt issuance costs	$1,183	$1,690

Amortization of debt issuance costs totaling $0.5 million, $0.5 million, and $0.7 million was recorded for each of the years ended December 31, 2019, 2018, and 2017, respectively, and was included as part of interest expense.

Letters of Credit

At December 31, 2019 and 2018, the Company had nine and eleven outstanding letters of credit totaling approximately $3.0 million and $3.3 million, respectively. These letters of credit are renewed annually.

NOTE 10 – REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients, most of which is earned over time, into categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic factors. Those categories are client market, client type and contract mix. Client markets provide insight into the breadth of the Company’s expertise. In classifying revenue by client market, the Company attributes revenue from a client to the market that the Company believes is the client’s primary market. The Company also classifies revenue by the type of entity for which it does business, which is an indicator of the diversity of its client base. The Company attributes revenue generated as a subcontractor to a commercial company as government revenue when the ultimate client is a government agency or department. Disaggregation by contract mix provides insight in terms of the degree of performance risk that the Company has assumed. Fixed-price contracts are considered to provide the highest amount of performance risk as the Company is required to deliver a scope of work or level of effort for a negotiated fixed price. Time-and-materials contracts require the Company to provide skilled employees on contracts for negotiated fixed hourly rates. Since the Company is not required to deliver a scope of work, but merely skilled employees, it considers these contracts to be less risky than a fixed-price agreement. Cost-based contracts are considered to provide the lowest amount of performance risk since the Company is generally reimbursed for all contract costs incurred in performance of contract deliverables with only the amount of incentive or award fees (if applicable) dependent on the achievement of negotiated performance requirements.

	Year ended December 31,
	2019	2018	2017
Client Markets:
Energy, environment, and infrastructure	$665,185	$564,736	$487,001
Health, education, and social programs	552,600	535,578	518,675
Safety and security	120,078	111,660	102,645
Consumer and financial	140,662	125,999	120,841
Total	$1,478,525	$1,337,973	$1,229,162

	Year ended December 31,
	2019	2018	2017
Client Type:
U.S. federal government	$561,022	$546,050	$550,794
U.S. state and local government	280,357	183,900	127,797
International government	122,307	122,186	91,318
Total Government	963,686	852,136	769,909
Commercial	514,839	485,837	459,253
Total	$1,478,525	$1,337,973	$1,229,162

	Year ended December 31,
	2019	2018	2017
Contract Mix:
Time-and-materials	$703,467	$581,446	$529,606
Fixed-price	562,985	526,751	480,584
Cost-based	212,073	229,776	218,972
Total	$1,478,525	$1,337,973	$1,229,162

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing. The $11.7 million increase in the Company’s net contract assets (liabilities) is due to the timing of work performed in relation to billing schedule timing for fixed price programs which resulted in the change in contract liabilities, particularly in our international operations. The increase in contract assets is primarily due to hurricane relief and rebuild work for U.S. state and local governments which is considered part of the energy, environment and infrastructure client market, and most of which has been performed on time-and-materials agreements. The increase in contract liabilities is primarily due to advanced billing for costs in 2019. There were no material changes to contract balances due to impairments or business combinations during the period.

	December 31, 2019	December 31, 2018	Change
Contract assets	$142,337	$126,688	$15,649
Contract liabilities	(37,413)	(33,494)	(3,919)
Net contract assets (liabilities)	$104,924	$93,194	$11,730

Performance Obligations:

The Company had $1.5 billion in unfulfilled performance obligations as of December 31, 2019, which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts and were generally valued using an estimated cost-plus margin approach, with variable consideration being estimated at the most likely amount.  The Company expects to satisfy these performance obligations, on average, in one to two years.

NOTE 11 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate swap arrangements (the “Swaps”) to manage or hedge its interest rate risk. Notwithstanding the terms of the Swaps, the Company is ultimately obligated for all amounts due and payable under the Credit Facility. The Company does not use such instruments for speculative or trading purposes.

The Company designated the Swaps as cash flow hedges. Realized gains and losses in connection with each interest payment will be reclassified from accumulated other comprehensive income (loss) (“AOCI”) to interest expense in that period.  Management intends that the Swaps remain effective and, on a quarterly basis, evaluates them to determine their effectiveness or ineffectiveness and records the change in fair value as an adjustment to other comprehensive income or loss. Realized gains and losses in connection with the required interest payments will be reclassified from AOCI to interest expense.

A summary of interest rate swaps derivatives designated as cash flow hedges as of December 31, 2019 are as follows:

			Dates of Effected Cash Flows
Date of Interest Rate Swap Agreement	Notional Amount ($million)	Paid Fixed Interest Rate%	Beginning	Ending
September 30, 2016 (1)	$100.0	-	January 31, 2018	January 31, 2023
August 31, 2017	$25.0	1.8475%	August 31, 2018	August 31, 2023
August 8, 2018	$50.0	2.8540%	August 31, 2018	August 31, 2023
August 8, 2018	$25.0	2.8510%	August 31, 2018	August 31, 2023

(1)

On December 1, 2016, the Company sold the interest rate hedge agreement.  The fair value of the interest rate hedge, as of the date of the sale, was recorded in other comprehensive income, net of tax.  The gain from the sale will be recognized into earnings when earnings are impacted by the cash flows of the previously hedged variable interest rate.

The effect of the Swaps on the Company’s financial statements are as follows:

Cash Flow Hedging Derivatives	Total Gain or (Loss) Recognized in AOCI		Amount of (Gain) or Loss Reclassified from AOCI into Income
	2019	2018	2019	2018
Interest Rate Swaps	$(3,362)	$(1,184)	$(387)	$(672)

As of December 31, 2019, the net amount of realized losses from the hedge agreements expected to be reclassified from AOCI into earnings within the next 12 months is $0.3 million.

NOTE 12 - INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows for the years ended December 31:

	2019	2018	2017
Domestic	$87,622	$74,479	$69,347
Foreign	2,551	8,348	4,639
Income before income taxes	$90,173	$82,827	$73,986

Income tax expense consisted of the following for the years ended December 31:

	2019	2018	2017
Current:
Federal	$14,123	$9,700	$12,995
State	5,698	4,035	3,243
Foreign	1,537	2,418	1,476
Total current	21,358	16,153	17,714
Deferred:
Federal	320	4,072	(9,425)
State	(25)	1,452	2,749
Foreign	(418)	(250)	72
Total deferred	(123)	5,274	(6,604)
Income tax expense	$21,235	$21,427	$11,110

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.

Deferred tax assets (liabilities) consisted of the following at December 31:

	2019	2018
Deferred Tax Assets
Allowance for bad debt	$888	$1,321
Accrued paid time off	1,671	1,437
Foreign net operating loss (NOL) carry forward	866	1,144
State net operating loss (NOL) carry forward	714	507
Stock option compensation	2,666	2,332
Deferred rent	3,129	3,127
Deferred compensation	3,902	3,348
Foreign tax credits	4,508	3,968
State tax credits	2,026	2,041
Foreign exchange	3,579	2,430
Foreign deferred	200	342
Accrued liabilities and other	5,318	4,079
	29,467	26,076
Less: Valuation Allowance	(5,374)	(5,112)
Total Deferred Tax Assets	24,093	20,964

Deferred Tax Liabilities
Retention	(1,395)	(1,239)
Prepaid expenses	(1,451)	(1,301)
Payroll taxes	(593)	(495)
Unbilled revenue	(2,691)	(4,135)
Depreciation	(3,112)	(7,306)
Amortization	(52,076)	(46,051)
Deferred gain and other	(396)	(602)
Total Deferred Tax Liabilities	(61,714)	(61,129)
Total Net Deferred Tax Liability	$(37,621)	$(40,165)

On December 20, 2017, the U.S. Congress passed the Tax Cuts and Job Act of 2017 (the “Tax Act”), which was signed into law on December 22, 2017 and is generally effective beginning January 1, 2018. The Company was impacted in several ways as a result of the Tax Act, including, but not limited to, provisions which include a permanent reduction in the U.S. federal corporate income tax rate from 35% to 21%, the revaluation of deferred tax assets and liabilities required as a result of the tax rate change and the application of a mandatory one-time “transition tax” on unremitted earnings of certain foreign subsidiaries that were previously tax deferred.

The Company completed its accounting for the tax effects of enactment of the Tax Act in 2018 and recorded adjustments to the provisional estimate of the effects on existing deferred tax balances and the one-time transition tax in the period of enactment.  The Company recognized these adjustments to the provisional estimate as a decrease in the provision for income taxes.

The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is now generally 26.3%.  The Company has completed its analysis of the Tax Act and refining its provisional estimates, which affected the measurement of these balances.  Pursuant to U.S. Securities and Exchange Commission Staff Accounting Bulletin 118 (“SAB 118”), the provisional amount recorded related to the re-measurement of the deferred tax balances was adjusted during the measurement period ended December 22, 2018 as an increase in the provision for income taxes, including adjustments to valuation allowances, of approximately $1.0 million.

The one-time “transition tax” is based on the Company’s total post-1986 earnings and profits (“E&P”) which the Company has previously deferred from U.S. income taxation. The Company has completed the calculation of the total post-1986 foreign E&P and related foreign tax pools for these foreign subsidiaries.  Further, the transition tax is based in part on the amount of those earnings held in cash and other specified assets.  This amount, as well as the related foreign tax credit utilization, changed as the Company finalized its calculation of post-1986 foreign E&P and related foreign tax pools that were previously deferred from U.S. federal taxation and the amounts held in cash or other specified assets.  Similarly, the cumulative foreign tax credit carryforward balance as of December 31, 2019 increased by approximately $1.0 million and the valuation allowance required increased by approximately $1.0 million.  No additional income taxes have been provided for on any remaining undistributed foreign earnings not subject to the transition tax.  No additional deferred income taxes have been provided for the $2.7 million of additional favorable outside basis differences inherent in these foreign entities as of December 31, 2019 because these amounts continue to be permanently reinvested in foreign operations.

At both December 31, 2019 and 2018, the Company had net operating loss (“NOL”) carryforwards for foreign income taxes of approximately $2.5 million and $3.5 million, respectively, all of which may be carried forward indefinitely.

At December 31, 2019, the Company had NOL carryforwards for state income tax purposes of approximately $8.2 million, which expire in 2034. The Company acquired these NOLs as a result of its purchase of Olson in November 2014. Internal Revenue Code Section 382 imposes an annual limitation on the use of a corporation’s NOLs, tax credits and other carryovers after an “ownership change” occurs. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs and credits. In general, the annual limitation is determined by multiplying the value of the corporation’s stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused portion of the annual limitation is available for use in future years until such NOLs are scheduled to expire (in general, NOLs may be carried forward 20 years). The Company presently estimates that it will be able to fully utilize the remaining acquired NOLs prior to their expiration.

At December 31, 2019, the Company had gross state income tax credit carryforwards of approximately $2.6 million, which expire between 2021 and 2029. A deferred tax asset of approximately $2.0 million (net of federal benefit) has been established related to these state income tax credit carryforwards as of December 31, 2019.

The need to establish valuation allowances for deferred assets is based on a more-likely-than-not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration has been given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives. The Company concluded that a valuation allowance of approximately $0.9 million and $1.1 million was required for tax attributes related to specified foreign jurisdictions as of December 31, 2019 and 2018, respectively, and an additional $4.5 million valuation allowance was recorded against our U.S. foreign tax credit carry forwards as a result of enactment of the Tax Act as of December 31, 2017.

The total amount of unrecognized tax benefits as of December 31, 2019 and 2018, was zero and $0.2 million, respectively. Included in the balance as of December 31, 2019 and 2018, were zero and $0.2 million, respectively, of tax positions that, if recognized, would impact the effective tax rate.

The unrecognized tax benefit reconciliation, excluding penalty and interest, is as follows:

Unrecognized tax benefits at January 1, 2017	$1,185
Decrease attributable to lapse of statute of limitations	(365)
Unrecognized tax benefits at December 31, 2017	820
Increase attributable to tax positions taken during the current period	216
Decrease attributable to settlements with taxing authorities	(37)
Decrease attributable to lapse of statute of limitations	(783)
Unrecognized tax benefits at December 31, 2018	216
Decrease attributable to tax positions taken during a prior period	(216)
Unrecognized tax benefits at December 31, 2019	$—

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company had no accrued penalty and interest at December 31, 2019 and 2018.

The Company’s 2016 to 2018 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state and foreign tax jurisdictions are also either currently under examination or remain open under the statutes of limitation and subject to examination for the tax years from 2015 to 2018.

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

The Company’s provision for income taxes differs from the federal statutory rate. The differences between the statutory rate and the Company’s provision are as follows:

	2019	2018	2017
Taxes at statutory rate	21.0%	21.0%	35.0%
State taxes, net of federal benefit	5.3%	5.2%	4.4%
Foreign tax rate differential	0.3%	0.5%	(0.3)%
Tax legislation	—	—	(22.6)%
Other permanent differences	1.3%	1.8%	0.7%
Prior year tax adjustments	(1.0)%	0.2%	(0.3)%
Unrecognized tax benefits	(0.2)%	(0.6)%	0.1%
Valuation allowance	1.1%	1.3%	0.7%
Equity-based compensation	(3.6)%	(3.0)%	(2.1)%
Tax credits	(0.6)%	(0.5)%	(0.6)%
Taxes at effective rate	23.6%	25.9%	15.0%

NOTE 13 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss included the following:

	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Changes in Fair Value of Interest Rate Hedge Agreements (2)(5)	Total
Accumulated other comprehensive (loss) income at January 1, 2017	$(11,815)	$2,175	$—	$(9,640)
Current period other comprehensive income (loss):
Other comprehensive income before reclassifications	6,476	—	441	6,917
Effect of taxes (3)	(2,299)	(17)	—	(2,316)
Total current period other comprehensive income (loss)	4,177	(17)	441	4,601
Accumulated other comprehensive (loss) income at December 31, 2017	(7,638)	2,158	441	(5,039)
Reclassification of stranded tax effects due to adoption of accounting principle (4)	(1,307)	478	—	(829)
Adjusted beginning balance	(8,945)	2,636	441	(5,868)
Current period other comprehensive (loss) income:
Other comprehensive loss before reclassifications	(4,711)	—	(1,184)	(5,895)
Amounts reclassified from accumulated other comprehensive income	—	(660)	(12)	(672)
Effect of taxes (3)	(512)	188	208	(116)
Total current period other comprehensive loss	(5,223)	(472)	(988)	(6,683)
Accumulated other comprehensive (loss) income at December 31, 2018	(14,168)	2,164	(547)	(12,551)
Other comprehensive income (loss) before reclassifications	2,338	—	(3,362)	(1,024)
Amounts reclassified from accumulated other comprehensive income	—	(720)	333	(387)
Effect of taxes (3)	835	190	793	1,818
Total current period other comprehensive income (loss)	3,173	(530)	(2,236)	407
Accumulated other comprehensive (loss) income at December 31, 2019	$(10,995)	$1,634	$(2,783)	$(12,144)

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

(2)

Represents the change in fair value of an interest rate hedge agreements designated as a cash flow hedge and entered into on August 31, 2017 and August 8, 2018.  The fair value of the interest rate hedge agreement was recorded in other comprehensive income and will be reclassified to earnings when earnings are impacted by the hedged items, as interest payments are made on the Credit Facility from August 31, 2018 to August 31, 2023. See additional details of the hedge agreement in Note 11 - Derivative Instruments and Hedging Activities.

(3)	The Company’s effective tax rate for the years ended December 31, 2019, 2018, and 2017 was 23.6%, 25.9%, and 15.0%, respectively.
(4)	The Company has adjusted the balance of accumulated other comprehensive (loss) income at December 31, 2017 after the adoption of ASU 2018-02.
(5)	The fair value of the interest rate hedge agreements is included in other liabilities on the consolidated balance sheet.

NOTE 14 - RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets at December 31, 2019 and 2018 to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the years ended December 31, 2019, 2018, and 2017:

	2019		2018		2017
	Beginning	Ending	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$11,694	$6,482	$11,809	$11,694	$6,042	$11,809
Restricted cash - current (1)	—	—	11,191	—	—	11,191
Restricted cash - non-current	1,292	—	1,266	1,292	1,843	1,266
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$12,986	$6,482	$24,266	$12,986	$7,885	$24,266

(1)	Restricted cash – current for the year ended December 31, 2017 represents amounts held in an escrow account for the acquisition of The Future Customer (“TFC”).

NOTE 15 - ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

On April 4, 2018, the Company’s board of directors approved the 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”), which was subsequently approved by the stockholders and became effective on May 31, 2018 (the “Effective Date”).  The 2018 Omnibus Plan replaced the previous 2010 Omnibus Incentive Plan (the “Prior Plan”).

The 2018 Omnibus Plan allows the Company to grant 1,185,000 shares using stock options, stock appreciation rights, restricted stock, RSUs, performance units and PSAs, cash-based awards, and other stock-based awards to all key officers, key employees, and non-employee directors of the Company.  Outstanding grants under the Prior Plan, totaling 322,576, remain subject to their terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date.  As of December 31, 2019, the Company had approximately 886,045 shares available to grant under the 2018 Omnibus Plan. CSRSUs have no impact on the shares available for grant under the 2018 Omnibus Plan and have no impact on the calculated shares used in earnings per share (“EPS”) calculations.

The total stock-based compensation expense for the years ended December 31, 2019, 2018, and 2017, the unrecognized compensation expense at December 31, 2019, and the weighted-average period to recognize the remaining unrecognized shares are as follows:

	Stock-Based Compensation Expense
	Recognized as of December 31,			Unrecognized
	2019	2018	2017	December 31, 2019	Weighted-Average Period to Recognize (years)
Stock Options	$—	$—	$164	$—	—
Restricted Stock Units	10,644	7,410	7,080	15,345	1.6
Cash-Settled Restricted Stock Units	10,213	8,214	7,253	10,400	1.7
Non-Employee Director Awards	719	764	671	328	0.4
Performance Shares	4,455	3,193	2,376	4,200	1.5
Total	$26,031	$19,581	$17,544	$30,273

The assumptions of employment termination forfeiture rates used in the determination of fair value of stock awards during the 2019 calendar year were based on the Company’s historical average of actual forfeitures from the previous 10 years preceding the reporting period. The expected annualized forfeiture rates used during the 2019 calendar year varied from 0% to 15.2%, and the Company does not expect these termination rates to vary significantly in the future.

Stock Options

Option awards are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. All options outstanding as of December 31, 2019 have a 10-year contractual term. Options generally have a vesting term of three or four years. There were no option awards granted during 2019, 2018, and 2017.

The following table summarizes the changes in outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2017	587,407	$29.56
Exercised	(175,909)	$26.84
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2017	411,498	$30.71
Exercised	(209,688)	$27.86
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2018	201,810	$33.68
Exercised	(93,682)	$31.21
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2019	108,128	$35.82	$6,033,654
Vested plus expected to vest at December 31, 2019	108,128	$35.82	$6,033,654
Exercisable at December 31, 2019	108,128	$35.82	$6,033,654

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $91.62 as of December 31, 2019. The total intrinsic value of options exercised was $4.9 million, $8.3 million, and $4.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. All options vested as of December 31, 2017. The fair value of options vested was $1.9 million for the year ended December 31, 2017. As of December 31, 2019, the weighted-average remaining contractual term for options vested was 3.8 years and for exercisable options was 3.8 years.

Information regarding stock options outstanding as of December 31, 2019 is summarized below:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding As of December 31, 2019	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of December 31, 2019	Weighted Average Exercise Price
$21.77 to $25.00	1,915	1.3	$21.77	1,915	$21.77
$25.01 to $27.00	6,332	2.2	$25.66	6,332	$25.66
$27.01 to $40.00	28,886	3.2	$27.03	28,886	$27.03
$40.01 to $41.00	70,995	4.2	$40.88	70,995	$40.68
$21.77 to $41.00	108,128	3.8	$35.82	108,128	$35.82

Restricted Stock Units

RSUs generally have a vesting term of three to four years. On vesting the employee is issued one share of stock for each RSU awarded. The fair value of shares vested was $7.2 million, $6.5 million, and $6.3 million for the years ended December 31, 2019, 2018, and 2017, respectively.

A summary of the Company’s RSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2017	507,998	$36.12
Granted	194,227	$41.41
Vested	(179,974)	$35.19
Cancelled	(58,664)	$36.04
Non-vested RSUs at December 31, 2017	463,587	$38.71
Granted	235,480	$65.37
Vested	(169,279)	$38.66
Cancelled	(55,548)	$47.50
Non-vested RSUs at December 31, 2018	474,240	$50.93
Granted	159,831	$77.74
Vested	(164,913)	$43.82
Cancelled	(19,183)	$56.18
Non-vested RSUs at December 31, 2019	449,975	$62.48	$41,226,710
RSUs expected to vest in the future	419,706	$61.77	$38,453,464

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $91.62 per share as of December 31, 2019.

Cash-Settled Restricted Stock Units

CSRSUs generally have a vesting term of three to four years. A summary of the Company’s CSRSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested CSRSUs at January 1, 2017	463,022	$35.96
Granted	174,419	$42.06
Vested	(161,576)	$40.78
Cancelled	(83,949)	$36.43
Non-vested CSRSUs at December 31, 2017	391,916	$38.80
Granted	147,103	$60.84
Vested	(147,759)	$38.71
Cancelled	(53,854)	$43.07
Non-vested CSRSUs at December 31, 2018	337,406	$47.73
Granted	103,606	$77.03
Vested	(123,395)	$44.61
Cancelled	(21,496)	$53.92
Non-vested CSRSUs at December 31, 2019	296,121	$58.83	$27,130,606
CSRSUs expected to vest in the future	276,247	$57.98	$25,309,750

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $91.62 per share as of December 31, 2019. The fair value of CSRSUs vested and settled in cash for the years ended December 31, 2019, 2018, and 2017 was $7.2 million, $7.7 million and $6.9 million, respectively.

Non-Employee Director Awards

In the first six months of 2018 and for the year ended December 31, 2017, the Company granted awards of unregistered shares to its non-employee directors on a quarterly basis under its Annual Equity Election. The awards were issued from the Company’s treasury stock and had no impact on the shares available for grant under the 2018 Omnibus Plan or the Prior Plan.

A summary of the Company’s non-employee director awards of unregistered shares granted by fiscal year is presented below.

For the Year ended December 31,	Number of shares Granted	Weighted- Average Grant Date Fair Value
2017	13,861	$48.41
2018	7,985	$60.36

Beginning on July 2, 2018, the Company granted awards of registered shares to its non-employee directors on an annual basis under the Omnibus Plan.  A summary of the non-employee director awards is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2018	—	$—
Granted	11,606	$72.35
Vested	(5,395)	$72.35
Cancelled	(1,243)	$72.35
Non-vested RSUs at December 31, 2018	4,968	$72.35
Granted	9,732	$73.94
Vested	(9,840)	$73.14
Cancelled	—	$—
Non-vested RSUs at December 31, 2019	4,860	$73.94	$445,273
RSUs expected to vest in the future	4,860	$73.94	$445,273

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $91.62 per share as of December 31, 2019.

Performance Share Awards

In 2015, the Company’s Board of Directors approved a performance-based share program (the “Program”) that provides for the issuance of PSAs to its senior management. Under the Program, the number of PSAs that the participant will receive depends on the Company’s achievement of two performance goals during two performance periods. The performance goals under the Program are based on (i) the Company’s compounded annual growth rate in EPS during a two-year performance period and (ii) the Company’s cumulative total shareholder return (“rTSR”) relative to its peer group during a performance period from the first day of the performance period (typically January 1 of the year awarded) to the last day of the third year of the performance period (typically December 31). The PSAs will only be eligible to vest following the expiration of the three-year performance period. Actual shares vested will be subject to both continued employment by the Company (barring certain exceptions allowing for partial performance periods) and actual financial measures achieved. The actual number of shares of common stock that will be issued to each participant at the end of the applicable performance period will be determined by multiplying the award by the product of two percentages, one based on the Company’s EPS performance and a second one based on the Company’s rTSR performance, subject to a minimum and maximum performance level. As of December 31, 2019, shares granted during 2017, 2018, and 2019 are within year three, two, and one of the performance period, respectively, and therefore have not vested.  A total of 107,000 shares granted in 2016 vested during 2019 after meeting the performance goals, and a total of 88,038 shares (adjusted for partial performance periods) granted in 2017 is expected to vest in 2020.

A summary of the Company’s PSAs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSAs at January 1, 2017	129,974	$40.57
Granted	60,929	$38.81
Vested	—	$—
Cancelled	(3,881)	$42.83
Non-vested PSAs at December 31, 2017	187,022	$39.95
Granted	45,136	$65.05
Vested	(30,576)	$44.21
Cancelled	(32,096)	$43.72
Non-vested PSAs at December 31, 2018	169,486	$45.15
Granted	85,928	$62.07
Vested	(107,000)	$37.21
Cancelled	—	$—
Non-vested PSAs at December 31, 2019	148,414	$60.67	$13,597,691
PSAs expected to vest in the future	89,525	$73.83	$8,202,281

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $91.62 per share as of December 31, 2019.  The fair value of the awards is estimated on the grant date using a Monte Carlo simulation model due to the market condition for the rTSR component. The fair value assumptions using the Monte Carlo simulation model for awards granted in 2019, 2018, and 2017 were:

	2019	2018	2017
Dividend Yield	0.7%	0.9%	0.0%
Historical Volatility	29.3%	31.9%	31.3%
Risk-Free Rate of Returns	2.4%	2.4%	1.5%

NOTE 16 – BUSINESS COMBINATIONS

In January 2018, the Company acquired TFC, a leading boutique loyalty strategy and marketing company based in London, U.K.  The acquisition of TFC enhanced and extended the Company’s customer loyalty business to Europe.

In August 2018, the Company acquired DMS Disaster Consultants (“DMS”), a disaster management and recovery firm based in Florida to broaden its capabilities in support of assisting communities, businesses and individuals recover from man-made and nature disasters.  DMS assists public sector clients with man-made and natural disaster planning and preparedness, and post-disaster response and recovery efforts by assisting clients in obtaining funding from Federal Emergency Management Agency, insurance companies, and other sources.

In October 2018, the Company acquired We Are Vista (“Vista”), a communication company headquartered in Leeds, U.K., with an additional presence in London.  Vista provides advisory services and solutions to clients in the financial, retail, automobile, and energy industries and broadens the Company’s capabilities in the region.

Separately or in the aggregate, the acquisitions were not significant to the Company’s financial statements taken as a whole.

NOTE 17 - EARNINGS PER SHARE

EPS is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents of stock options, RSUs, and PSAs were exercised or converted into stock. PSAs are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. For the years ended December 31, 2019, 2018, and 2017, there were 2,822 weighted-average shares, 20,291 weighted-average shares, and 142 weighted-average shares, respectively, excluded from the calculation of EPS because they were anti-dilutive.

The dilutive effect of stock options, RSUs, and performance shares for each period reported is summarized below:

	2019	2018	2017
Basic weighted-average shares outstanding	18,816	18,797	18,766
Effect of potential exercise of stock options, RSUs, and PSAs	408	538	478
Diluted weighted-average shares outstanding	19,224	19,335	19,244

NOTE 18 - SHARE REPURCHASE PROGRAM

In the third quarter of 2015, the Company’s board of directors approved a share repurchase plan that allowed for share repurchases through November 2017 and authorized share repurchases in the aggregate up to $75.0 million, not to exceed limits under the Credit Facility.  As part of the Company’s modification of the Credit Facility, the prior Credit Facility limits on share repurchases were eliminated to permit unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.25 to 1.00.  During September 2017, the board of directors approved a new repurchase program and repurchase plan effective November 4, 2017 with an open-end period and a limit of $100.0 million. The limitation under the Credit Facility remains unchanged.

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

During the year ended December 31, 2019, the Company repurchased 248,000 shares at a total cost of $18.1 million under this program. As of December 31, 2019, approximately $68.0 million remained available under the share repurchase plan.

NOTE 19 - FAIR VALUE

The Company measures and reports certain financial assets and liabilities at fair value in accordance with Accounting Standard Codification (“ASC 820”), Fair Value Measurements and Disclosures (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available. ASC 820 establishes a three-level hierarchy used to estimate fair value by which each level is categorized based on the priority of the inputs used to measure fair value:

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

Certain financial instruments, including cash and cash equivalents, contract receivables, and accounts payable are carried at cost, which, due to their short maturities, approximates their fair values at December 31, 2019 and 2018. The carrying value of other long-term liabilities related to capital expenditure obligations approximates their fair value at December 31, 2019 and 2018 based on the current rates offered to the Company for similar instruments with comparable maturities (Level 2). The Company believes the carrying value of its Credit Facility at December 31, 2019 and 2018 approximates the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings (Level 2).

The Company applies the provisions of ASC 820 to its assets and liabilities that are required to be measured at fair value pursuant to other accounting standards, including assets and liabilities resulting from the Company’s nonqualified deferred compensation plan, interest rate swap agreement (see Note 11 – Derivative Instruments and Hedging Activities), and foreign currency forward contract agreements not eligible for hedge accounting.

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated financial statements are as follows:

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$733	$—	$733	Prepaid expenses and other
Deferred compensation investments in cash surrender life insurance	—	15,020	—	15,020	Other assets
Total	$—	$15,753	$—	$15,753

Liabilities:
Deferred compensation plan liabilities	$—	$14,855	$—	$14,855	Long-term Liabilities: Other
Interest rate swaps	—	3,811	—	3,811	Long-term Liabilities: Other
Total	$—	$18,666	$—	$18,666

	December 31, 2018
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Deferred compensation investments in cash surrender life insurance	$—	$12,816	$—	$12,816	Other assets

Liabilities:
Deferred compensation plan liabilities	$—	$12,703	$—	$12,703	Long-term Liabilities: Other
Interest rate swaps	—	782	—	782	Long-term Liabilities: Other
Contingent liability related to acquisition	—	—	1,750	1,750	Accrued expenses and other current liabilities
Total	$—	$13,485	$1,750	$15,235

NOTE 20 - CONTINGENCIES

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

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to Program grant recipients.  The State separately supplemented the amount of recovery it is seeking to total approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016 broadly alleging, and seeking recoupment for, the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD.  In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the previously filed judicial proceeding.  The Company continues to believe that this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of December 31, 2019.

NOTE 21 - EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the “Retirement Savings Plan”). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants in the Retirement Savings Plan are able to elect to defer up to 70% of their compensation, subject to statutory limitations, and are entitled to receive 100% employer matching contributions for the first 3% and 50% for the next 2% of their compensation. Contribution expense related to the Retirement Savings Plan for the years ended December 31, 2019, 2018, and 2017 was approximately $17.3 million, $16.2 million, and $15.1 million, respectively.

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

Employee Stock Purchase Plan

The Company has a 2006 Employee Stock Purchase Plan (“ESPP”) under which one million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions up to $25,000 per calendar year over six-month offering periods at a discount not to exceed 5% of the market value on the date of each purchase period. For the years ended December 31, 2019 and 2018, employees purchased a total of 23,636 and 22,320 shares at an average purchase price of $78.05 and $63.92, respectively.  At December 31, 2019 and 2018, there were 678,870 and 702,506 shares remaining available for future issuance. The Company does not recognize compensation expense related to the ESPP.

NOTE 22 - SUBSEQUENT EVENTS

Acquisition

On January 13, 2020, the Company, by and through its wholly-owned subsidiary, ICF Incorporated, L.L.C., a Delaware limited liability company, (“ICF Incorporated”), entered into an Equity Purchase Agreement (the “Purchase Agreement”) by and among ICF Incorporated, L.L.C., Incentive Technology Group, LLC, a Virginia limited liability company (“ITG”), Project Lucky Holdings, LLC, a Delaware limited liability company and parent company of ITG (“Lucky”), and Shadi Michelle Branch and Adam Branch (“Equity Holders”). By the terms of the Purchase Agreement, which contains customary representations and warranties, ICF Incorporated will acquire 100% of the membership interests in ITG (the “Acquisition”), which will become a wholly owned subsidiary of ICF Incorporated and an indirect subsidiary of the Company. The Company will pay a base purchase price of $255.0 million (the “Purchase Price”) in cash payable to Lucky, which will distribute the proceeds to the Equity Holders (subject to adjustment as provided in the Purchase Agreement). The Company borrowed on the Credit Facility to provide the initial financing.

At the closing of the Acquisition, on January 31, 2020, the Company (i) held back $2.0 million of the Purchase Price for any applicable post-closing and working capital adjustments to the Purchase Price; and (ii) placed $0.9 million of the Purchase Price into an escrow account for potential indemnification claims relating to breaches of representations, warranties or covenants.

On February 20, 2020, the Company entered into a floating-to-fixed interest rate swap agreement (the “Swap”) for a notional amount of $100.0 million in order to hedge a portion of the Company’s floating rate Credit Facility (which is discussed in Note 11 – Derivative Instruments and Hedging Activities.) Similar to the previous swap agreements that the Company has entered into, this Swap is intended to mitigate the risk of rising interest rates. The Swaps provide a fixed rate of 1.294% per annum on the notional amount. The cash flows from the Swap began February 28, 2020 and end on February 28, 2025.

Dividend

On February 27, 2020, the Company’s board of directors approved a $0.14 per share cash dividend. The dividend will be paid on April 13, 2020 to shareholders of record as of the close of business on March 27, 2020.

NOTE 23 - SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	2019	2018	2017
Balance at beginning of period	$5,284	$3,853	$2,591
Bad debt expense	624	2,480	1,480
Write-offs, net of recoveries	(2,403)	(1,027)	(219)
Effect of foreign currency translation	1	(22)	1
Balance at end of period	$3,506	$5,284	$3,853

Income Tax Valuation Allowance

	2019	2018	2017
Balance at beginning of period	$5,112	$1,636	$1,131
Provision for income taxes - valuation allowance	262	3,476	505
Balance at end of period	$5,374	$5,112	$1,636

NOTE 24 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2019				2018
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$341,254	$366,717	$373,918	$396,636	$302,780	$324,315	$332,968	$377,910
Operating income	$21,889	$22,542	$28,664	$28,298	$17,582	$21,025	$24,222	$29,443
Net income	$15,318	$14,611	$19,630	$19,379	$12,417	$13,617	$16,671	$18,695

Earnings per share:
Basic	$0.81	$0.78	$1.04	$1.03	$0.67	$0.72	$0.88	$0.99
Diluted	$0.80	$0.76	$1.02	$1.01	$0.65	$0.71	$0.86	$0.97

Weighted-average common shares outstanding
(in thousands)
Basic	18,825	18,805	18,799	18,834	18,670	18,806	18,873	18,838
Diluted	19,263	19,133	19,169	19,234	19,158	19,209	19,306	19,333

Cash dividends declared per common share	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14