Form 10-Q
period 2020-03-31
ICF International, Inc.
filed 2020-05-06
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 1, 2020, there were 18,827,268 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	March 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$58,661	$6,482
Contract receivables, net	238,474	261,176
Contract assets	151,558	142,337
Prepaid expenses and other assets	19,885	17,402
Income tax receivable	10,280	7,320
Total Current Assets	478,858	434,717
Property and Equipment, net	61,951	58,237
Other Assets:
Goodwill	905,177	719,934
Other intangible assets, net	70,048	25,829
Operating lease - right-of-use assets	145,344	133,965
Other assets	22,645	23,352
Total Assets	$1,684,023	$1,396,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$10,000	$-
Accounts payable	92,818	134,578
Contract liabilities	29,318	37,413
Operating lease liabilities - current	33,333	32,500
Accrued salaries and benefits	57,615	52,130
Accrued subcontractors and other direct costs	34,906	45,619
Accrued expenses and other current liabilities	31,893	35,742
Total Current Liabilities	289,883	337,982
Long-term Liabilities:
Long-term debt	506,979	164,261
Operating lease liabilities - non-current	128,990	119,250
Deferred income taxes	39,494	37,621
Other long-term liabilities	27,921	22,369
Total Liabilities	993,267	681,483

Contingencies (Note 18)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 23,106,335 and 22,846,374 shares issued at March 31, 2020 and December 31, 2019, respectively; 18,827,268 and 18,867,555 shares outstanding at March 31, 2020 and December 31, 2019, respectively	23	23
Additional paid-in capital	350,658	346,795
Retained earnings	552,303	544,840
Treasury stock, 4,279,067 and 3,978,819 shares at March 31, 2020 and December 31, 2019, respectively	(188,961)	(164,963)
Accumulated other comprehensive loss	(23,267)	(12,144)
Total Stockholders’ Equity	690,756	714,551
Total Liabilities and Stockholders’ Equity	$1,684,023	$1,396,034

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2020	2019
Revenue	$358,238	$341,254
Direct costs	230,616	215,949
Operating costs and expenses:
Indirect and selling expenses	103,271	96,519
Depreciation and amortization	5,179	4,762
Amortization of intangible assets	2,853	2,135
Total operating costs and expenses	111,303	103,416

Operating income	16,319	21,889
Interest expense	(3,525)	(2,453)
Other income (expense)	190	(412)
Income before income taxes	12,984	19,024
Provision for income taxes	2,372	3,706
Net income	$10,612	$15,318

Earnings per Share:
Basic	$0.56	$0.81
Diluted	$0.55	$0.80

Weighted-average Shares:
Basic	18,840	18,825
Diluted	19,197	19,263

Cash dividends declared per common share	$0.14	$0.14

Other comprehensive (loss) income, net of tax	(11,123)	283
Comprehensive (loss) income, net of tax	$(511)	$15,601

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$10,612	$15,318
Adjustments to reconcile net income to net cash used in operating activities:
Bad debt expense	444	(159)
Deferred income taxes	4,756	3,144
Non-cash equity compensation	3,826	4,151
Depreciation and amortization	8,032	6,897
Facilities consolidation reserve	(71)	(67)
Amortization of debt issuance costs	246	127
Other adjustments, net	(766)	(264)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(17,349)	(23,152)
Contract receivables	40,488	8,236
Prepaid expenses and other assets	(1,070)	1,353
Accounts payable	(49,200)	(15,561)
Accrued salaries and benefits	4,453	5,913
Accrued subcontractors and other direct costs	(10,326)	(8,796)
Accrued expenses and other current liabilities	(5,835)	(8,705)
Income tax receivable and payable	(2,996)	(757)
Other liabilities	(476)	(366)
Net Cash Used in Operating Activities	(15,232)	(12,688)

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(4,704)	(7,539)
Payments for business acquisitions, net of cash received	(253,021)	(1,819)
Net Cash Used in Investing Activities	(257,725)	(9,358)

Cash Flows from Financing Activities
Advances from working capital facilities	744,331	163,240
Payments on working capital facilities	(389,776)	(131,346)
Debt issue costs	(2,081)	—
Proceeds from exercise of options	37	404
Dividends paid	(2,639)	(2,636)
Net payments for stock issuances and buybacks	(23,998)	(15,218)
Net Cash Provided by Financing Activities	325,874	14,444
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(738)	305

Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	52,179	(7,297)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	6,482	12,986
Cash, Cash Equivalents, and Restricted Cash, End of Period	$58,661	$5,689

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$3,892	$1,597
Income taxes	$895	$1,066

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

Nature of Operations

The Company provides professional services and technology-based solutions to government and commercial clients, including management, marketing, technology, and policy consulting and implementation services, in the areas of: energy, environment, and infrastructure; health, education and social programs; safety and security; and consumer and financial services. The Company offers a full range of services to these clients throughout the entire life cycle of a policy, program, project, or initiative, from research and analysis, and assessment and advice to design and implementation of programs and technology-based solutions, and the provision of engagement services and programs.

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

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including more than 75 offices in the U.S. and U.S. territories and 15 offices in key markets outside the U.S., including offices in the United Kingdom, Belgium, China, India, and Canada.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the consolidated financial statements where estimates may have the most significant effect include contractual and regulatory reserves, valuation and lives of tangible and intangible assets, contingent consideration related to business acquisitions, impairment of goodwill and long-lived assets, accrued liabilities, revenue recognition and costs to complete fixed-price contracts, bonus and other incentive compensation, stock-based compensation, reserves for tax benefits and valuation allowances on deferred tax assets, provisions for income taxes, collectability of receivables, and loss accruals for litigation. Actual results experienced by the Company may differ from management's estimates.

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three months periods ended March 31, 2020 and 2019 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2019 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2020 (the “Annual Report”).

Reclassifications

As part of an amendment to the Credit Facility, as defined in Note 4 “Long-term Debt” below, the Company currently has both a term loan and a revolving debt facility within its Credit Facility. Previously, the unamortized debt issuance costs was included within Other assets in accordance with U.S. GAAP. The Company has reclassified unamortized debt issuance costs as of December 31, 2019 as Long-term debt for consistency of presentation.

Significant Accounting Policies

Goodwill

The Company tests for impairment, at a minimum, on an annual basis or earlier where certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. As of March 31, 2020, the Company’s market capitalization based on its stock price was above its book value and has not fluctuated below book value subsequent to that date. The Company has experienced declines in the market price of its stock subsequent to the end of the first quarter as a result of the impact from the COVID-19 pandemic on the global economy. If there are significant decreases in its stock price for a sustained period or other unfavorable factors, the Company may be required to perform a goodwill impairment assessment, which may result in a recognition of goodwill impairment that could be material to the consolidated financial statements.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-15, Intangibles – Goodwill and Other – Internal-Use Software (Subtopic 350-40). The standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is considered a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. The standard also requires the entity to expense the capitalized implementation costs of a hosting arrangement over the term of the hosting arrangement and present the expense related to the capitalized implementation costs in the same line item in the statement of income as the fees associated with the hosting arrangement. The Company adopted the standard in the first quarter of 2020 and the standard was implemented using the prospective method. The Company’s adoption of ASU 2018-15 did not have a material impact on the consolidated financial statements.

Measurement of Credit Losses on Financial Instruments

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) – Measurement of Credit Losses on Financial Instruments.  The standard, as amended, requires companies to measure credit losses by using a methodology that reflects the expected credit losses based on historical information, current economic conditions, and reasonable and supportable information. The Company adopted the standard in the first quarter of 2020 utilizing a modified-retrospective transition approach that required a cumulative-effect adjustment of $0.5 million to the opening retained earnings in the consolidated statement of stockholders’ equity as of the date of the adoption.

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (LIBOR) and other interbank offered rates to alternative reference rates. This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

NOTE 2 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	March 31, 2020	December 31, 2019
Billed and billable	$242,808	$264,682
Allowance for doubtful accounts	(4,334)	(3,506)
Contract receivables, net	$238,474	$261,176

NOTE 3 – GOODWILL

The changes in the carrying amount of goodwill during the three-months period ended March 31, 2020 were as follows:

Balance as of December 31, 2019	$719,934
Goodwill resulting from business combination - ITG	188,339
Effect of foreign currency translation	(3,096)
Balance as of March 31, 2020	$905,177

NOTE 4 – LONG-TERM DEBT

At March 31, 2020 and December 31, 2019, debt consisted of:

	March 31, 2020		December 31, 2019
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$200,000		$—
Revolving Credit		320,000		165,444
Total before debt issuance costs	3.05%	520,000	3.59%	165,444
Unamortized debt issuance costs		(3,021)		(1,183)
		$516,979		$164,261

Current portion of long-term debt		$10,000		$—
Long-term debt - non-current		506,979		164,261
		$516,979		$164,261

On March 3, 2020, the Company entered into the First Amendment (the “First Amendment”) to the Fifth Amended and Restated Business Loan and Security Agreement with a group of ten commercial banks (the “Credit Facility”). The First Amendment amended the Fifth Amended and Restated Business Loan and Security Agreement to, among other things, (i) add a new term loan facility in the original principal amount of $200.0 million; (ii) increase the swing line commitment amount by $25.0 million to $75.0 million; (iii) extend the maturity date; and (iv) modify certain definitions and certain covenants. As a result, the Credit Facility now consists of (i) a term loan facility of $200.0 million; (ii) a revolving line of credit of up to $600.0 million with additional revolving credit commitments of up to $300.0 million, subject to lenders’approval; and (iii) a sub-limit of $75.0 million for swing line loans.  The Credit Facility matures on March 3, 2025.

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

The Credit Facility is collateralized by substantially all the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio of not more than 4.00 to 1.00 (subject to a step-up to 4.25 to 1.0 for a four quarter period following permitted acquisitions as defined under the Credit Facility) for each fiscal quarter. As of March 31, 2020, the Company had elected to step-up its leverage ratio covenant and was in compliance with its covenants under the Credit Facility.

As of March 31, 2020, the Company had $520.0 million long-term debt outstanding from the Credit Facility (including the term loan, exclusive of unamortized debt issuance costs), outstanding letters of credit totaling $2.9 million, net derivative obligations of $9.9 million and unused borrowing capacity of $277.1 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion and the term loan) was $125.6 million as of March 31, 2020.

Future repayments of debt principal are as follows:

		Payments due by March 31,
	2021	2022	2023	2024	2025	Thereafter	Total
Term Loan	$10,000	$10,000	$10,000	$15,000	$155,000	$—	$200,000
Revolving Credit	—	—	—	—	320,000	—	320,000
Total	$10,000	$10,000	$10,000	$15,000	$475,000	$—	$520,000

NOTE 5 – LEASES

The Company has operating leases for facilities and equipment which have remaining terms ranging from 1 to 14 years. The leases may include options to extend the lease periods for up to 5 years at rates approximating market rates and/or options to terminate the leases within 1 year. The leases may include a residual value guarantee or a responsibility to return the property to its original state of use. A limited number of leases contain provisions that provide for rental increases based on consumer price indices. The change in rent expense resulting from changes in these indices are included within variable rent.

Operating leases consisted of the following at March 31, 2020 and December 31, 2019:

	March 31, 2020	December 31, 2019
Real estate facilities	$178,227	$165,752
Office equipment	2,269	1,631
Other	863	892
	181,359	168,275
Amortization of right-of-use assets	(36,015)	(34,310)
Total operating lease right-of-use assets	$145,344	$133,965

Rent expense is recognized on a straight-line basis over the lease term.  Rent expense consists of the following:

	Three Months Ended
	March 31, 2020	March 31, 2019
Operating lease costs	$9,326	$8,896
Short-term lease costs	431	681
Variable lease costs	1	4
Total rent expense	$9,758	$9,581

Future minimum lease payments under non-cancellable leases as of March 31, 2020 were as follows:

March 31, 2021	$39,815
March 31, 2022	39,877
March 31, 2023	33,163
March 30, 2024	20,008
March 30, 2025	22,838
Thereafter	193,009
Total future minimum lease payments	348,710
Less: Interest	(186,387)
Total operating lease liabilities	$162,323

Operating lease liabilities - current	$33,333
Operating lease liabilities - non-current	128,990
Total operating lease liabilities	$162,323

Other information related to operating leases is as follows:

	March 31, 2020	March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,526	$9,389
Right-of-use assets obtained in exchange for new operating lease liabilities	$21,098	$2,159
Weighted-average remaining lease term - operating leases	6.0	5.1
Weighted-average discount rate - operating leases	3.6%	3.8%

At March 31, 2020, the Company had additional operating leases that have not yet commenced with a potential lease liability of $129.8 million.  Such operating leases are anticipated to commence, where we take possession of the property and commence any required buildout, over the next three years, with lease terms of 5 years to 17 years.

NOTE 6 – OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Other comprehensive (loss) income includes foreign currency translation adjustments arising from the conversion of financial statements of foreign subsidiaries into U.S. dollars, the amortization of the gain on the sale of an interest rate hedge agreement, and the change in the fair value of current interest rate hedge agreements. Components of accumulated other comprehensive loss as of March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31, 2020
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2019	$(10,995)	$1,634	$(2,783)	$(12,144)
Current period other comprehensive (loss) income:
Other comprehensive loss before reclassifications	(5,430)	—	(8,601)	(14,031)
Amounts reclassified from accumulated other comprehensive income (4)	—	(180)	230	50
Effect of taxes (3)	612	47	2,199	2,858
Total current period other comprehensive (loss) income	(4,818)	(133)	(6,172)	(11,123)
Accumulated other comprehensive (loss) income at March 31, 2020	$(15,813)	$1,501	$(8,955)	$(23,267)

	Three Months Ended March 31, 2019
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2018	$(14,168)	$2,164	$(547)	$(12,551)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications (4)	1,254	—	(1,164)	90
Amounts reclassified from accumulated other comprehensive income	—	(180)	23	(157)
Effect of taxes (3)	—	47	303	350
Total current period other comprehensive (loss) income	1,254	(133)	(838)	283
Accumulated other comprehensive (loss) income at March 31, 2019	$(12,914)	$2,031	$(1,385)	$(12,268)

(1)

Represents the unamortized value of an interest rate hedge agreement, designated as a cash flow hedge, which was sold on December 1, 2016. The fair value of the interest rate hedge agreement, at the date of the sale, was recorded in other comprehensive income, net of tax, and is being reclassified to interest expense when earnings are impacted by the hedged items and as interest payments are made on the Credit Facility from January 31, 2018 to January 31, 2023 (see Note 10—Derivative Instruments and Hedging Activities).

(2)

Represents the change in fair value of interest rate hedge agreements designated as a cash flow hedge.  The fair value of the interest rate hedge agreements was recorded in other comprehensive income and will be reclassified to interest expense when earnings are impacted by the hedged items and as interest payments are made on the Credit Facility from August 31, 2018 to February 28, 2025 (see Note 10—Derivative Instruments and Hedging Activities).

(3)	The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was 18.3% and 19.5%, respectively.
(4)

The Company expects to reclassify $0.7 million net gains related to the Gain on Sale of Interest Rate Hedge Agreement and $2.5 million net losses related to the Change in Fair Value of Interest Rate Hedge Agreement from accumulated other comprehensive loss into earnings during the next 12 months.

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2019	18,868	$23	$346,795	$544,840	3,978	$(164,963)	$(12,144)	$714,551
Net income	—	—	—	10,612	—	—	—	10,612
Other comprehensive income	—	—	—	—	—	—	(11,123)	(11,123)
Equity compensation	—	—	3,826	—	—	—	—	3,826
Exercise of stock options	1	—	37	—	—	—	—	37
Issuance of shares pursuant to vesting of restricted stock units	269	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(311)	—	—	—	311	(23,998)	—	(23,998)
Cumulative-effect adjustment for adoption of accounting principle	—	—	—	(513)	—	—	—	(513)
Dividends declared	—	—	—	(2,636)	—	—	—	(2,636)
Balance at March 31, 2020	18,827	$23	$350,658	$552,303	4,289	$(188,961)	$(23,267)	$690,756

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2018	18,817	$22	$326,208	$486,442	3,629	$(139,704)	$(12,551)	$660,417
Net income	—	—	—	15,318	—	—	—	15,318
Other comprehensive loss	—	—	—	—	—	—	283	283
Equity compensation	—	—	4,151	—	—	—	—	4,151
Exercise of stock options	11	—	404	—	—	—	—	404
Issuance of shares pursuant to vesting of restricted stock units	255	1	—	—	—	—	—	1
Net payments for stock issuances and buybacks	(217)	—	—	—	217	(15,369)	—	(15,369)
Dividends declared	—	—	—	(2,634)	—	—	—	(2,634)
Balance at March 31, 2019	18,866	$23	$330,763	$499,126	3,846	$(155,073)	$(12,268)	$662,571

NOTE 8 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the three months ended March 31, 2020 and 2019:

	2020		2019
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$6,482	$58,661	$11,694	$5,689
Restricted cash - non-current	—	—	1,292	—
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$6,482	$58,661	$12,986	$5,689

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

Increases in revenue in the three months ended March 31, 2020 compared to the prior year period were primarily from the health, education, and social programs client market as a result of additional work performed for government clients. Revenue from time-and-materials contracts for the three months ended March 31, 2020 increased as compared to the three months ended March 31, 2019.

	Three Months Ended March 31,
	2020		2019
	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, and infrastructure	$151,362	42%	$153,403	45%
Health, education, and social programs	143,423	40%	121,423	35%
Safety and security	31,585	9%	29,551	9%
Consumer and financial services	31,868	9%	36,877	11%
Total	$358,238	100%	$341,254	100%

	Three Months Ended
	March 31, 2020		March 31, 2019
	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$155,375	44%	$132,092	39%
U.S. state and local government	61,330	17%	65,950	19%
International government	23,092	6%	27,135	8%
Total Government	239,797	67%	225,177	66%
Commercial	118,441	33%	116,077	34%
Total	$358,238	100%	$341,254	100%

	Three Months Ended
	March 31, 2020		March 31, 2019
	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$168,213	47%	$155,182	45%
Fixed price	133,128	37%	134,448	40%
Cost-based	56,896	16%	51,624	15%
Total	$358,238	100%	$341,254	100%

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed often due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing. The net contract assets (liabilities) as of March 31, 2020 increased by $17.3 million as compared to December 31, 2019. The increase in contract assets is primarily due to work in the health, education and social programs and energy, environmental, and infrastructure client markets for the U.S. federal government, most of which has been performed on time-and-materials contracts. There were no material changes to contract balances due to impairments or business combinations during the period.

	March 31, 2020	December 31, 2019	$ Change	% Change
Contract assets	$151,558	$142,337	$9,221	6.5%
Contract liabilities	(29,318)	(37,413)	8,095	(21.6%)
Net contract assets (liabilities)	$122,240	$104,924	$17,316	16.5%

Performance Obligations:

The Company had $1.5 billion in unfulfilled performance obligations as of March 31, 2020, which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts and were generally valued using an estimated cost-plus margin approach, with variable consideration being estimated at the most likely amount.  The Company expects to satisfy these performance obligations, on average, in one to two years.

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

On February 20, 2020, the Company entered into a floating-to-fixed interest rate swap for an aggregate notional amount of $100.0 million to hedge a portion of the Company’s variable rate indebtedness.  The Company designated the swap as a cash flow hedge.  The swap requires the Company to pay a fixed rate of 1.294% per annum on the notional amount starting on February 28, 2020 to February 28, 2025. The floating-to-fixed interest rate settles monthly during the period of the cash flows and the realized gains and losses from the swap are recognized as a component of interest expense.  On a quarterly basis, management evaluates the swap to determine its effectiveness and record the change in fair value as an adjustment to other comprehensive income or loss.  Management intends that the swap remain effective.

A summary of interest rate swap derivatives designated as cash flow hedges as of March 31, 2020 are as follows:

			Dates of Effected Cash Flows
Date of Interest Rate Swap Agreement	Notional Amount ($million)	Paid Fixed Interest Rate%	Beginning	Ending
September 30, 2016 (1)	$100.0	-	January 31, 2018	January 31, 2023
August 31, 2017	$25.0	1.8475%	August 31, 2018	August 31, 2023
August 8, 2018	$50.0	2.8540%	August 31, 2018	August 31, 2023
August 8, 2018	$25.0	2.8510%	August 31, 2018	August 31, 2023
February 20, 2020	$100.0	1.2940%	February 28, 2020	February 28, 2025
(1)

On December 1, 2016, the Company sold the interest rate hedge agreement.  The fair value of the interest rate hedge, as of the date of the sale, was recorded in other comprehensive income, net of tax.  The gain from the sale will be recognized into earnings when earnings are impacted by the cash flows of the previously hedged variable interest rate.

NOTE 11 – INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2020 and 2019 was 18.3% and 19.5%, respectively.

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

The Company does not have any liability for unrecognized tax positions as of March 31, 2020. There were no tax positions that, if recognized, would have a favorable impact on the Company’s effective tax rate.

The Company does not recognize accrued interest and penalties related to unrecognized tax positions as a component of tax expense. The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

NOTE 12 – ACCOUNTING FOR STOCK COMPENSATION

On April 4, 2018, the Company’s board of directors approved the 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”), which was subsequently approved by the stockholders and became effective on May 31, 2018 (the “Effective Date”). The 2018 Omnibus Plan replaced the previous 2010 Omnibus Incentive Plan (the “Prior Plan”).

On or after the Effective Date, the 2018 Omnibus Plan allows the Company to grant 1,185,000 shares using stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance share awards (“PSAs”), and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 109,832 as of March 31, 2020, remain subject to its terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date. As of March 31, 2020, the Company had approximately 669,643 shares available for grant under the 2018 Omnibus Plan. The 2018 Omnibus Plan also gives the Company the ability to issue cash-settled RSUs (“CSRSUs”). The CSRSUs have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share calculations.

During the three months ended March 31, 2020, the Company granted to its employees 164,468 shares in the form of RSUs with an average grant date fair value of $57.76, and the equivalent value of 110,895 shares in the form of CSRSUs with an average grant date fair value of $57.76. During the three months ended March 31, 2020, the Company also granted 55,264 shares in the form of PSAs to its employees with a grant date fair value of $58.76 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2020 have a performance period from January 1, 2020 through December 31, 2022 and the performance conditions are consistent with the PSAs granted in prior years.

The Company recognized stock-based compensation expense of $5.1 million and $6.7 million for the three months ended March 31, 2020 and 2019, respectively. Unrecognized compensation expense of approximately $20.6 million as of March 31, 2020 related to unsettled RSUs is expected to be recognized over a weighted-average period of 2.41 years. The unrecognized compensation expense related to CSRSUs totaled approximately $11.7 million at March 31, 2020 and is expected to be recognized over a weighted-average period of 2.1 years. Unrecognized compensation expense related to PSAs of approximately $6.5 million as of March 31, 2020 is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 13 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	March 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$233	$—	$233	Prepaid expenses and other assets
Deferred compensation investments in cash surrender life insurance	—	12,707	—	12,707	Other assets
Total	$—	$12,940	$—	$12,940

Liabilities:
Deferred compensation plan liabilities	$—	$12,294	$—	$12,294	Other long-term liabilities
Interest rate swaps	—	12,183	—	12,183	Other long-term liabilities
Total	$—	$24,477	$—	$24,477

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$733	$—	$733	Prepaid expenses and other assets
Deferred compensation investments in cash surrender life insurance		15,020		15,020	Other assets
Total	$—	$15,753	$—	$15,753

Liabilities:
Deferred compensation plan liabilities	$—	$14,855	$—	$14,855	Other long-term liabilities
Interest rate swaps	—	3,811	—	3,811	Other long-term liabilities
Total	$—	$18,666	$—	$18,666

NOTE 14 – BUSINESS COMBINATION

On January 31, 2020, the Company acquired all of the membership interests in Incentive Technology Group, LLC (“ITG”), a Virginia limited liability company, for the purchase price of $255.0 million (subject to post-closing and working capital adjustments).  Headquartered in Arlington, Virginia, ITG is an information technology consulting firm that provides cloud-based platform services to the federal government.  The acquisition is expected to augment the Company’s federal government business. The acquisition was not significant to the Company’s financial statements taken as a whole. The acquisition of ITG includes provisions that adjust the consideration transferred for excesses or shortfalls in the stipulated amount of working capital as of the acquisition date, as defined.

The acquisition was accounted for under the purchase method. The preliminary allocation of the total purchase price to the tangible and intangible assets and liabilities of ITG is based on management’s preliminary estimate of fair value as of the acquisition date and is subject to revision until the purchase price adjustments and valuations of intangible assets and goodwill are finalized, which will occur prior to September 30, 2020. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $235.6 million. The Company has allocated approximately $188.3 million to goodwill and $47.3 million to other intangible assets. The goodwill recorded as part of the acquisition primarily reflects the value of providing an established platform to leverage the Company’s existing digital interactive technologies and domain expertise, synergies expected to arise from providing end-to-end customer solutions to a combined client-base across all channels, as well as any intangible assets that do not qualify for separate recognition. The weighted average amortization period for the amount allocated to other intangible assets in total is 5.7 years from the acquisition date. The intangible assets consist of approximately $46.4 million of customer-related intangibles that are being amortized over 6.9 years from the acquisition date and $0.9 million of marketing-related intangibles that are being amortized over 0.9 years from the acquisition date. The ITG acquisition is treated as a deemed asset purchase for income tax purposes; therefore, goodwill and amortization of other intangibles created via this acquisition will be amortized for income tax purposes over 15 years.

A prior acquisition’s purchase agreement included additional consideration in the form of two warranty and indemnity hold back payments, one for approximately $1.9 million to be released in the second quarter of 2020 and the other for approximately $1.2 million scheduled to be released in the fourth quarter of 2022. The two warranty and indemnity liabilities were recorded at their fair value at the date of the acquisition discounting the liabilities at 3.0% and 3.25%, respectively.

NOTE 15 – EARNINGS PER SHARE

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

As of March 31, 2020, the PSAs granted during the year ended December 31, 2018 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2019 and during the three months ended March 31, 2020 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.  There were no weighted-average shares excluded from the calculation of EPS because they were anti-dilutive for the three months ended March 31, 2020 and 31,840 weighted-average shares were excluded for the three months ended March 31, 2019. The anti-dilutive shares were associated with RSUs.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended
	March 31,
	2020	2019
Net Income	$10,612	$15,318

Weighted-average number of basic shares outstanding during the period	18,840	18,825
Dilutive effect of stock options, RSUs, and performance shares	357	438
Weighted-average number of diluted shares outstanding during the period	19,197	19,263

Basic earnings per share	$0.56	$0.81
Diluted earnings per share	$0.55	$0.80

NOTE 16 – SHARE REPURCHASE PROGRAM

The Company’s share repurchase program previously allowed for share repurchases in the aggregate up to $100.0 million under share repurchase plans approved by the board of directors pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.  On March 13, 2020, the Company terminated the Rule 10b5-1 plan element of the share repurchase program. The Credit Facility permits unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.50 to 1.00. As of March 31, 2020, $9.4 million remained available for share repurchases under the Credit Facility.

NOTE 17 – SUBSEQUENT EVENTS

Dividend

On May 5, 2020, the Company’s board of directors approved a $0.14 per share cash dividend.  The dividend will be paid on July 14, 2020 to shareholders of record as of the close of business on June 12, 2020.

COVID-19

The Company is closely monitoring the impact of the coronavirus (“COVID-19”), which has caused a global pandemic. The assessment is on-going and encompasses all aspects of the Company’s business, including how COVID-19 will impact its customers, employees, subcontractors and other suppliers and business partners and the capital markets.  Although the Company did not experience significant disruptions during the three months ended March 31, 2020, the Company continues to assess the financial impacts to its business based on currently known events. However, the Company is unable to fully predict the impact COVID-19 will have on its future financial position, results of operations, or cash flows.

NOTE 18 – CONTINGENCIES

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

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to the Program’s grant recipients, and separately supplemented the amount of recovery it sought in total to approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016. The State of Louisiana broadly alleges and sought recoupment for the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD. In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the previously filed judicial proceeding.  The Company continues to believe that this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of March 31, 2020.

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
•

Effects of the novel coronavirus disease (“COVID-19”), or any other future pandemic, and related national, state and local government actions and reactions on the health of our staff and that of our clients, the continuity of our and our clients’ operations, our results of operations and our outlook;

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

The terms “we,” “our,” “us,” and “Company,” as used throughout this Quarterly Report, refer to ICF International, Inc. and its subsidiaries, unless otherwise indicated. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local governments and the governments of U.S. territories. The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the SEC on February 28, 2020 (our “Annual Report”).

Impacts of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization characterized the novel strain of coronavirus disease COVID-19 as a global pandemic. There is significant uncertainty as to the effects of this pandemic on the global economy, which in turn may impact, among other things, our operations, balance sheet, results of operations or cash flows. Adverse events such as health-related concerns about working in our offices, the inability to travel, the potential impact on our clients, subcontractors and other suppliers and business partners, a slow-down in customer decision-making that affects procurement cycles, a reprioritization of client spending, and other matters affecting the general work and business environment could harm our business and delay the implementation of our business strategy. We cannot anticipate all the ways in which the current global health crisis, economic slowdown and financial market conditions could adversely impact our business in the future. Although we cannot predict with certainty the impact of the COVID-19 pandemic, the longer the duration of the event, the more likely it is that it could have an adverse effect on our business, financial position, results of operations and/or cash flows.

We are primarily a service business, and our staffing, and that of our subcontractors, has been maintained, substantially on a work from home basis, fortunately with little COVID-19 illness among our staff. To date we have experienced continuity in the majority of our work for our government clients, which accounted for approximately 65 percent of our revenues in 2019. There have been postponements of events and challenges around some project work requiring international travel, but overall our government clients have continued to require our services. We are unable to predict whether, and to what extent, this trend will continue.  It would be reasonable to expect some deterioration of certain client activities due to COVID-19, including as a result of the massive government spending directed at COVID-19 and its effect on health and the economy and government spending priorities, but there is also the possibility of additional demand from federal agencies such as the Center for Disease Control and Prevention, the Department of Health and Human Services, and the Federal  Emergency Management Agency, as well as state and local and international government agencies.

Of the remaining 35 percent of our 2019 total revenue, the vast majority was generated from commercial energy markets and commercial marketing services, each of which represented roughly half of that total. In commercial energy, where we work primarily for utility clients, we have experienced trends similar to those with our government clients, although there are some aspects of energy efficiency programs that have been put on hold as they involve direct interaction with consumers. In our commercial marketing services, a key component of our business is our industry-leading loyalty platform, where we have long-term implementation contracts, and we believe our clients, many of which are in the hospitality space, will prioritize staying engaged with their most loyal customers. The other parts of commercial marketing services, which include public relations and marketing technology, will likely be impacted. As a result, we are monitoring that business area closely. These elements of commercial marketing services represented less than 15 percent of our total 2019 Company-wide revenues.

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

Notwithstanding the impact of COVID-19 we believe, in the long-term, that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about: clean energy and energy efficiency; health promotion, treatment, and cost control; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Harvey, Irma, Maria and Michael) that devastated communities in Texas, Florida, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts.  We believe our prior and current experience with disaster relief and rebuild efforts, including those from Hurricanes Maria, Katrina and Rita, and Superstorm Sandy, put us in a favorable position to continue to provide recovery assistance, housing, and environmental and infrastructure solutions on behalf of federal departments and agencies, state and local governments, and regional agencies.

We also see significant opportunity to further leverage our digital and client engagement capabilities across our commercial and government client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements spanning all aspects of the program life cycle, as well as completely and successfully integrating strategic acquisitions. We will continue to focus on building scale in vertical and horizontal domain expertise, developing business with both our government and commercial clients, and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities, such as our recent acquisition of Incentive Technology Group, LLC (“ITG”), that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

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

Employees and Offices:

We have more than 7,000 full and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our more than 75 regional offices throughout the U.S. and more than 15 offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

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

We periodically evaluate our critical accounting policies and estimates based on changes in U.S. GAAP and the current environment that may have an effect on our financial statements.

Goodwill and Other Intangible Assets

It is our policy to test for impairment, at a minimum, on an annual basis or earlier when certain events or changes in circumstances indicate that goodwill or intangible assets may more likely than not be impaired. The effect of COVID-19 created a triggering event that required us to test for impairment.

As of March 31, 2020, our market capitalization, based on our stock price, was above our book value and our market capitalization has not fluctuated below book value subsequent to that date. As a result, there has been no goodwill impairment. If there are further decreases in our stock price for a sustained period or other unfavorable factors, we may be required to perform additional goodwill impairment assessments, which may result in a recognition of goodwill impairment that could be material to the consolidated financial statements.

We have also reviewed other intangible assets for signs of impairment and had no impairment as of March 31, 2020. However, if there are further, sustained financial impacts as a result of COVID-19 upon us or other unfavorable factors, we may be required to perform additional intangible asset impairment assessments, which may result in a recognition of intangible asset impairment that could be material to the consolidated financial statements.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended March 31,				Three Months Ended
	Dollars		Percentages		March 31, 2019 and 2020
(dollars in thousands)	2020	2019	2020	2019	Dollars	Percent
Revenue	$358,238	$341,254	100.0%	100.0%	$16,984	5.0%
Direct Costs	230,616	215,949	64.4%	63.3%	14,667	6.8%
Operating Costs and Expenses:
Indirect and selling expenses	103,271	96,519	28.8%	28.3%	6,752	7.0%
Depreciation and amortization	5,179	4,762	1.4%	1.4%	417	8.8%
Amortization of intangible assets	2,853	2,135	0.8%	0.6%	718	33.6%
Total Operating Costs and Expenses	111,303	103,416	31.0%	30.3%	7,887	7.6%
Operating Income	16,319	21,889	4.6%	6.4%	(5,570)	(25.4%)
Interest expense	(3,525)	(2,453)	(1.0%)	(0.7%)	(1,072)	43.7%
Other income (expense)	190	(412)	—	(0.1%)	602	(146.1%)
Income before Income Taxes	12,984	19,024	3.6%	5.6%	(6,040)	(31.7%)
Provision for Income Taxes	2,372	3,706	0.7%	1.1%	(1,334)	(36.0%)
Net Income	$10,612	$15,318	2.9%	4.5%	$(4,706)	(30.7%)

Revenue. Revenue for the three months ended March 31, 2020 was $358.2 million, compared to $341.3 million for the three months ended March 31, 2019, representing an increase of $17.0 million or 5.0%. The increase in revenue was attributable to a $14.6 million increase in government client revenue and a $2.4 million increase in revenue from our commercial clients. The increase in government client revenue was the result of a $23.3 million increase in revenue from our federal government clients, partially offset by a $4.6 million decrease in revenue from our state and local government contracts, primarily due to decreases in the energy, environment and infrastructure client market in response to hurricane relief and recovery efforts, and a $4.0 million decrease in our international government clients. The increase in commercial revenue was primarily due to a $6.3 million increase in our health, education and social programs and a $1.2 million increase in our energy, environment and infrastructure client market revenue, offset by a $5.0 million decrease in revenue from our consumer and financial services market clients.

Direct Costs. Direct costs for the three months ended March 31, 2020 were $230.6 million compared to $215.9 million for the three months ended March 31, 2019, an increase of $14.7 million or 6.8%. The increase in direct costs was attributable to an increase in direct labor and associated fringe benefits and subcontractor costs. Direct labor and associated fringe benefits for the three months ended March 31, 2020 was 55.4% of direct costs compared to 53.7% for the three months ended March 31, 2019. Subcontractor and other direct costs for the three months ended March 31, 2020 was 44.6% of direct costs compared to 46.3% for the three months ended March 31, 2019. The increase in both direct labor and associated fringe benefits and subcontractor and other direct costs is primarily due to an increase in revenues. Direct costs as a percent of revenue increased to 64.4% for the three months ended March 31, 2020, compared to 63.3% for the three months ended March 31, 2019. The increase relates to a shift in our contract mix and client type.

Indirect and selling expenses. Indirect and selling expenses for the three months ended March 31, 2020 was $103.3 million compared to $96.5 million for the three months ended March 31, 2019, an increase of $6.8 million or 7.0% driven primarily by increased indirect labor and fringe expenses to support the growth in revenue, increased costs related to acquisition activities, and costs associated with our investment in our infrastructure. Indirect and selling expenses as a percent of revenue increased to 28.8% for the three months ended March 31, 2020, compared to 28.3% for the three months ended March 31, 2019.

Depreciation and amortization. Depreciation and amortization was $5.2 million for the three months ended March 31, 2020 compared to $4.8 million for the three months ended March 31, 2019. The increase in depreciation and amortization is the result of the depreciation of leasehold improvements, property and equipment and investment in infrastructure costs made by us over the last few years.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2020 was $2.9 million compared to $2.1 million for the three months ended March 31, 2019. The $0.7 million increase was primarily due to an increase in the amortization of $47.3 million of intangible assets related to the ITG acquisition, partially offset by reduced levels of amortization of intangible assets associated with prior acquisitions.

Operating Income. Operating income was $16.3 million for the three months ended March 31, 2020 compared to $21.9 million for the three months ended March 31, 2019, a decrease of $5.6 million or 25.4%. The decrease in operating income was largely due to increases in indirect and selling expense, amortization of intangible assets and depreciation and amortization and costs related to acquisition activities, offset by an increase in revenue. Operating income as a percentage of revenue decreased to 4.6% for the three months ended March 31, 2020, compared to 6.4% for the three months ended March 31, 2019. The decrease in operating income as a percent of revenue is largely due to decreases in gross margin as a percent of revenue and increases in indirect and selling expense, amortization of intangible assets and depreciation and amortization as a percentage of revenues, due in part to acquisition activities, and amortization costs related to the  acquisition of ITG.

Interest expense. For the three months ended March 31, 2020 and 2019, interest expense was $3.5 million and $2.5 million resulting in an increase of $1.1 million, or 43.7%. The increase in interest expense was due to higher weighted average debt balances, due in part to the financing of the ITG acquisition, partially offset by lower average interest rates for the three months ended March 31, 2020 compared to the three months ended March 31, 2019.

Other income (expense). For the three months ended March 31, 2020, other income was $0.2 million compared to other expense of $0.4 million for the three months ended March 31, 2019. The change was primarily due to a gain in the value of foreign currency swaps and unrealized and realized foreign currency gains and losses for the three months ended March 31, 2020 compared to the change in the value of foreign currency swaps and unrealized and realized foreign currency gains and losses for the three months ended March 31, 2019.

Provision for Income Taxes. For the three months ended March 31, 2020, income tax expense was $2.4 million compared to $3.7 million for the three months ended March 31, 2019, a decrease of $1.3 million. The effective income tax rate for the three months ended March 31, 2020 and 2019 was 18.3% and 19.5%, respectively.  The decrease in the effective income tax rate was primarily due to windfall tax benefits from the vesting of stock-based compensation, partially offset by executive compensation not deductible for income tax purposes in the three months ended March 31, 2020 and 2019.

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

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Revenue	$358,238	$341,254
Subcontractor and other direct costs	(102,836)	(99,899)
Service revenue	$255,402	$241,355

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated. Certain immaterial amounts in the prior year have been revised to conform with the current presentation of Adjusted EBITDA:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Net income	$10,612	$15,318
Other (income) expense	(190)	412
Interest expense	3,525	2,453
Provision for income taxes	2,372	3,706
Depreciation and amortization	8,032	6,897
EBITDA	24,351	28,786
Special charges related to acquisitions (1)	1,844	—
Special charges related to severance for staff realignment (2)	1,770	454
Adjustment related to bad debt reserve (3)	—	(782)
Total special charges	3,614	(328)
Adjusted EBITDA	$27,965	$28,458

(1)	Special charges related to acquisitions: These costs consist primarily of consultants and other outside third-party costs, as well as integration costs associated with an acquisition.
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

The following table presents a reconciliation of diluted EPS to Non-GAAP diluted EPS for the periods indicated:

	Three Months Ended
	March 31,
	2020	2019
Diluted EPS	$0.55	$0.80
Special charges related to acquisitions	0.10	—
Special charges related to severance for staff realignment	0.09	0.02
Adjustment related to bad debt reserve	—	(0.04)
Amortization of intangibles	0.15	0.11
Income tax effects (1)	(0.06)	(0.02)
Non-GAAP EPS	$0.83	$0.87
(1)	Income tax effects were calculated using an effective U.S. GAAP tax rate of 18.3% and 19.5% for the three months ended March 31, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. On March 3, 2020, we entered into the First Amendment (the “First Amendment”) to the Fifth Amended and Restated Business Loan and Security Agreement with a group of 10 lenders (the “Credit Facility”). The First Amendment amends the Fifth Amended and Restated Business Loan and Security Agreement, entered into on May 17, 2017. As a result of the First Amendment, we increased our borrowing capacity by $200.0 million through the addition of a $200.0 million term loan to the Credit Facility. The First Amendment also made certain other changes to the Credit Facility as described in “Note 4—Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. Additionally, we incurred additional loan fees of $2.1 million.

We drew upon our Credit Facility to fund the ITG acquisition and to support our working capital needs. The decline in cash flow from operations continues to be primarily driven by the extended timing of client billings and collections of our disaster relief and rebuild efforts. Due to factors such as the overall stress of the economy, political complexities and challenges among involved government agencies, the timing of cash flow from disaster relief and rebuilding efforts is more uncertain than others. Moreover, the billing processes have complex reporting requirements and the funding processes have been slow to distribute funds once billed. Management continues to address the cash flows from the disaster relief and rebuild effort to bring the collections to a more current basis and reduce our need to draw upon our Credit Facility to fund operations.

Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, debt service, dividends and share repurchases. We expect to meet these requirements through a combination of cash flow from operations and borrowings. Our primary source of borrowings is from our Credit Facility, as described in “Note 4—Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

In March 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. There is significant uncertainty as to effects of this pandemic on the global economy, which in turn may impact, among other things, our ability to generate historical levels of positive cash flows from operations and our ability to successfully execute and fund key initiatives. However, our current belief is that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures and acquisitions, quarterly cash dividends, share repurchases and organic growth. Additionally, we continuously analyze our capital structure to ensure we have sufficient capital to fund future significant, strategic acquisitions. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources both from debt and equity sources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if, in the future, we need additional borrowings or capital.

Financial Condition. There were several changes in our consolidated balance sheet as of March 31, 2020 compared to the consolidated balance sheet as of December 31, 2019.  Cash and cash equivalents increased to $58.7 million as of March 31, 2020, from $6.5 million on December 31, 2019. These changes are further discussed in “Cash Flow” below.

Contract receivables, net of allowance for doubtful accounts, decreased to $238.5 million compared to $261.2 million on December 31, 2019 primarily due to improved collections from both the disaster relief and rebuild efforts and with the receivables overall. Contract receivables are a significant component of our working capital and generally increase due to revenue growth and may be favorably or unfavorably impacted by our collection efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients. Contract assets and contract liabilities, on a contract by contract basis, represent revenue in excess of billings, and billings in excess of revenue, respectively, both of which generally arise from revenue timing and contractually stipulated billing schedules or billing complexity. At March 31, 2020, contract assets and contract liabilities were $151.6 million and $29.3 million, respectively, compared to $142.3 million and $37.4 million, respectively, at December 31, 2019.

We evaluate our collections efforts using the days-sales-outstanding ratio, or DSO, which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities), by revenue per day for the three months ended March 31, 2020. Days-sales-outstanding increased from 83 days for the quarter ended December 31, 2019 to 88 days for the quarter ended March 31, 2020 (inclusive of an estimate for revenue related to the ITG acquisition to include a full 3 month period). We continue to be impacted by disaster relief and rebuild efforts which have complex reporting and billing requirements and have been slow to pay our invoices. The DSO, excluding disaster relief and rebuild efforts, was 78 days for the quarter ended March 31, 2020 compared to 71 days for the quarter ended December 31, 2019. We do experience seasonality with respect to DSO, in that our first quarter typically has a higher DSO as compared to other quarters.  We did see a one-day improvement for the quarter ended March 31, 2020 as compared to the quarter ended March 31, 2019. However, with the onset of COVID-19, we anticipate that current business environment will result in further increases to our DSO, as customers consolidate their cash and try to extend their payment of outstanding receivables.

Property and equipment, net of depreciation and amortization, increased due to capital expenditures primarily related to increases in capitalized software and computer equipment as we invest in our infrastructure, as well as obtaining additional property and equipment.

Goodwill and other intangible assets, as discussed in “Note 3—Goodwill” and “Note 14 – Business Combinations” in the “Notes to Consolidated Financial Statements” in this Quarterly Report, increased due to the acquisition of ITG and the impact of foreign currency translation. On January 31, 2020, we acquired ITG, for the purchase price of $255.0 million (subject to post-closing and working capital adjustments). The acquisition resulted in the recording of $188.3 million in goodwill and $47.3 million in intangible assets.

Total current liabilities, exclusive of the current portion of operating lease liabilities and contract liabilities (both of which are discussed above), consists of: accounts payable, accrued salaries and benefits, accrued subcontractors and other direct costs and accrued expenses and other current liabilities, which we call our operating liabilities.  These operating liabilities were $217.2 million at March 31, 2020, a decrease of $50.9 million from $268.1 million at December 31, 2019. The net decrease in these liabilities was due primarily to timing of payments during the first quarter of 2020.

Long-term debt (exclusive of unamortized debt issuance costs) increased to $520.0 million on March 31, 2020 from $165.4 million on December 31, 2019, primarily due to net draws on our Credit Facility of $354.6 million to primarily fund the acquisition of ITG for approximately $253.0 million, current operations, including uncertainties associated with COVID-19 pandemic, and capital improvements. The average debt balance on the Credit Facility for the three months ended March 31, 2020 and 2019 was $407.0 million and $230.9 million, respectively. The average interest rate on the Credit Facility, excluding any fees and unamortized debt issuance costs, for the three months ended March 31, 2020 and 2019 was 3.1% and 3.8%, respectively. We generally utilize cash flow from operations as our primary source of funding and turn to our Credit Facility to fund temporary fluctuations such as increases in accounts receivable, reductions in accounts payable and accrued expenses, purchase of treasury stock and to meet funding requirements for acquisitions.

We have explored various options for mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have forward contract agreements (“currency hedges”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair value of the currency hedges in our results of operations. We may increase the number, size and scope of our currency hedges as we analyze options for mitigating our foreign exchange risk. Management views the current impact of the currency hedges to the consolidated financial statements as not material.

On February 20, 2020, we entered into a floating-to-fixed interest rate swap for an aggregate notional amount of $100.0 million to hedge a portion of our variable rate indebtedness. We designated the swap as a cash flow hedge. The swap requires us to pay a fixed rate of 1.294% per annum on the notional amount starting on February 28, 2020 to February 28, 2025. The floating-to-fixed interest rate settles monthly during the period of the cash flows and the realized gains and losses from the swap are recognized as a component of interest expense. On a quarterly basis, management evaluates the swap to determine its effectiveness and record the change in fair value as an adjustment to other comprehensive income or loss. Management intends that the swap remain effective.

Share Repurchase Program. In September 2017 the board of directors approved a share repurchase program that authorizes share repurchases in the aggregate up to $100.0 million. Our total repurchases are also limited by the Credit Facility as described in “Note 16—Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.  Our overall repurchase limit is the lower of the amount imposed by our board of directors and by the Credit Facility.  Previously, purchases under the repurchase program would be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. On March 13, 2020, we terminated the Rule 10b5-1 element of the share repurchase program out of an abundance of caution given uncertainties associated with the COVID-19 pandemic. Purchases under Rule 10b-18 will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the three months ended March 31, 2020, we repurchased 206,820 shares under this program at an average price of $80.41 per share. The Credit Facility permits unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.50 to 1.00. As of March 31, 2020, $9.4 million remained available for share repurchases under the Credit Facility.

Dividends.  Cash dividends declared thus far in 2020 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 27, 2020	$0.14	March 27, 2020	April 13, 2020
May 5, 2020	$0.14	June 12, 2020	July 14, 2020

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the three months ended March 31, 2020 and 2019:

	Three Months Ended
	March 31,
(in thousands)	2020	2019
Net Cash Used in Operating Activities	$(15,232)	$(12,688)
Net Cash Used in Investing Activities	(257,725)	(9,358)
Net Cash Provided by Financing Activities	325,874	14,444
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(738)	305
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$52,179	$(7,297)

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered. Operating activities used $15.2 million in cash for the three months ended March 31, 2020 compared to cash used in operating activities of $12.7 million for the three months ended March 31, 2019. The increase in cash flows used in operations for the three months ended March 31, 2020 compared to the prior year was primarily due to the decrease in net income, the decrease in accounts payable and our other operating liabilities due to timing of payments, and an increase in net contract assets and liabilities, partially offset by a decrease in contract receivables. The decrease in contract receivables is primarily due to the collection efforts across all of our clients, as evidenced by the decrease in DSO from 89 days for the quarter ended March 31, 2019 to 88 days for the quarter ended March 31, 2020. The DSO, excluding disaster relief and rebuild efforts, was 78 days for the quarter ended March 31, 2020 compared to 82 days for the quarter ended March 31, 2019.

Investing activities used cash of $257.7 million for the three months ended March 31, 2020, compared to $9.4 million for the three months ended March 31, 2019. Our cash flows used in investing activities consists primarily of payments for business acquisitions, net of cash received and capital expenditures.  The cash used in investing activities for the three months ended March 31, 2020 included payments for the ITG acquisition, net of cash received of $253.0 million, and capital expenditures of $4.7 million.  The cash used in investing activities for the three months ended March 31, 2019 included payments for business acquisitions of $1.8 million and $7.5 million of capital expenditures.

Our cash flows provided by financing activities consists primarily of debt and equity transactions. For the three months ended March 31, 2020, cash flows provided by financing activities was $325.9 million. This was largely attributed to cash provided by net advances on our Credit Facility of $354.6 million to fund the ITG acquisition and to meet operating cash flow needs, partially offset by cash used for net payments for stock issuances and buybacks of $24.0 million, primarily representing shares repurchased under our share repurchase program, payments of cash dividends totaling $2.6 million, and payment of debt financing costs of $2.1 million. For the three months ended March 31, 2019, cash flows provided by financing activities was $14.4 million. This was largely attributable to net advances on our Credit Facility of $31.9 million, partially offset by cash used for payments for stock issuances and buybacks of $15.2 million and payments of cash dividends totaling $2.6 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. We performed the evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the periods covered by this Quarterly Report or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2019 are updated by adding the following:

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face various risks and uncertainties related to health epidemics, pandemics and similar outbreaks, including the global pandemic resulting from the outbreak of the novel strain of coronavirus (“COVID-19”).  These risks relate to, among other things, the demand for our services, the availability of our staffing and business partners, a possible slowdown of client decision-making as to our services, a significant deterioration of global business conditions, and a possible reprioritization of spending by our clients.

We serve both government and commercial clients around the globe, with our services concentrated in the U.S. and Europe, both of which have experienced severe levels of COVID-19 illness. The effects of the pandemic on client needs, priorities, spending patterns and decision-making can be significant and have a material effect on our activity levels and revenues.

The pandemic may also affect significant portions of our workforce, and that of our subcontractors and other suppliers and business partners, who may be unable to work effectively due to illness, quarantines, government actions, facility closures or other reasons in connection with the COVID-19 pandemic.  As a result, our operations and operating results could be adversely affected by factors such as inability to perform fully or efficiently on our contracts, and some of our costs may not be fully recoverable or be adequately covered by insurance.

It is possible that the spread of COVID-19 may also cause delays in the willingness or ability of clients to perform, including making timely payments to us, and other unpredictable events.

In addition, the volatility in the global capital markets resulting from the pandemic and related business conditions could restrict our access to capital and/or increase our cost of capital.

We continue to work with our stakeholders (including customers, employees, subcontractors and other suppliers and business partners) to assess, address and mitigate the impact this global pandemic. At this time, we cannot predict the impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for the three months ended March 31, 2020:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 - January 31	74,269	$90.33	41,800	$64,187,770
February 1 - February 28	64,317	$81.96	64,317	$58,916,181
March 1 - March 31	171,553	$69.99	100,703	$51,379,133
Total	310,139	$77.34	206,820

(1)

The total number of shares purchased of 310,139 includes shares repurchased pursuant to our share repurchase program described further in footnote (3) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of any restricted stock units and performance-based share awards in accordance with our applicable long-term incentive plan.

(2)	During the three months ended March 31, 2020, we repurchased 103,319 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $71.19 per share.
(3)

The current share repurchase program authorizes share repurchases in the aggregate up to $100.0 million, not to exceed the amount allowed under the Credit Facility. During the three months ended March 31, 2020, we repurchased 206,820 shares under the stock repurchase program.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Exhibit

10.1

First Amendment to Fifth Amended and Restated Business Loan and Security Agreement (together with Exhibit A thereto), dated March 3, 2020 (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed on March 5, 2020).

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 6, 2020	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

May 6, 2020	By:	/s/ Bettina Welsh
Bettina Welsh
Senior Vice President and Chief Financial Officer (Principal Financial Officer)