Form 10-Q
period 2020-06-30
ICF International, Inc.
filed 2020-08-05
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, there were 18,848,522 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	June 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$9,064	$6,482
Contract receivables, net	224,379	261,176
Contract assets	150,577	142,337
Prepaid expenses and other assets	19,566	17,402
Income tax receivable	15,455	7,320
Total Current Assets	419,041	434,717
Property and Equipment, net	61,039	58,237
Other Assets:
Goodwill	905,101	719,934
Other intangible assets, net	66,558	25,829
Operating lease - right-of-use assets	139,189	133,965
Other assets	24,596	23,352
Total Assets	$1,615,524	$1,396,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$10,000	$-
Accounts payable	76,785	134,578
Contract liabilities	30,135	37,413
Operating lease liabilities - current	33,028	32,500
Accrued salaries and benefits	57,872	52,130
Accrued subcontractors and other direct costs	36,112	45,619
Accrued expenses and other current liabilities	25,365	35,742
Total Current Liabilities	269,297	337,982
Long-term Liabilities:
Long-term debt	440,928	164,261
Operating lease liabilities - non-current	121,921	119,250
Deferred income taxes	38,118	37,621
Other long-term liabilities	40,157	22,369
Total Liabilities	910,421	681,483

Contingencies (Note 18)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 23,138,271 and 22,846,374 shares issued at June 30, 2020 and December 31, 2019, respectively; 18,848,522 and 18,867,555 shares outstanding at June 30, 2020 and December 31, 2019, respectively	23	23
Additional paid-in capital	354,200	346,795
Retained earnings	563,322	544,840
Treasury stock, 4,289,749 and 3,978,819 shares at June 30, 2020 and December 31, 2019, respectively	(189,011)	(164,963)
Accumulated other comprehensive loss	(23,431)	(12,144)
Total Stockholders’ Equity	705,103	714,551
Total Liabilities and Stockholders’ Equity	$1,615,524	$1,396,034

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenue	$353,987	$366,717	$712,225	$707,971
Direct costs	223,407	235,053	454,023	451,002
Operating costs and expenses:
Indirect and selling expenses	99,255	101,450	202,526	197,969
Depreciation and amortization	5,064	5,595	10,243	10,357
Amortization of intangible assets	3,479	2,077	6,332	4,212
Total operating costs and expenses	107,798	109,122	219,101	212,538

Operating income	22,782	22,542	39,101	44,431
Interest expense	(3,908)	(2,934)	(7,433)	(5,387)
Other income (loss)	349	186	539	(226)
Income before income taxes	19,223	19,794	32,207	38,818
Provision for income taxes	5,567	5,183	7,939	8,889
Net income	$13,656	$14,611	$24,268	$29,929

Earnings per Share:
Basic	$0.73	$0.78	$1.29	$1.59
Diluted	$0.72	$0.76	$1.27	$1.56

Weighted-average Shares:
Basic	18,829	18,805	18,835	18,815
Diluted	19,020	19,133	19,120	19,213

Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28

Other comprehensive loss, net of tax	(164)	(2,853)	(11,287)	(2,570)
Comprehensive income, net of tax	$13,492	$11,758	$12,981	$27,359

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$24,268	$29,929
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Bad debt expense	1,153	304
Deferred income taxes	6,070	2,872
Non-cash equity compensation	6,344	7,865
Depreciation and amortization	16,575	14,569
Facilities consolidation reserve	(141)	(134)
Amortization of debt issuance costs	403	254
Impairment of long-lived assets	—	1,728
Other adjustments, net	(1,646)	(450)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(15,050)	(15,508)
Contract receivables	54,729	(46,212)
Prepaid expenses and other assets	(1,866)	(1,609)
Accounts payable	(65,293)	(7,569)
Accrued salaries and benefits	4,658	3,535
Accrued subcontractors and other direct costs	(9,227)	(17,479)
Accrued expenses and other current liabilities	(8,685)	(11,460)
Income tax receivable and payable	(8,158)	(8,733)
Other liabilities	6,667	152
Net Cash Provided by (Used in) Operating Activities	10,801	(47,946)

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(9,015)	(14,516)
Payments for business acquisitions, net of cash acquired	(253,090)	(1,819)
Net Cash Used in Investing Activities	(262,105)	(16,335)

Cash Flows from Financing Activities
Advances from working capital facilities	914,507	378,474
Payments on working capital facilities	(626,159)	(290,354)
Payments on capital expenditure obligations	(1,712)	(1,621)
Debt issue costs	(2,084)	—
Proceeds from exercise of options	37	429
Dividends paid	(5,275)	(5,278)
Net payments for stock issuances and buybacks	(23,024)	(24,158)
Payments on business acquisition liabilities	(1,924)	—
Net Cash Provided by Financing Activities	254,366	57,492
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(480)	107

Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	2,582	(6,682)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	6,482	12,986
Cash, Cash Equivalents, and Restricted Cash, End of Period	$9,064	$6,304

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$7,875	$4,697
Income taxes	$10,123	$15,426

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

Nature of Operations

The Company provides professional services and technology-based solutions to government and commercial clients, including management, marketing, technology, and policy consulting and implementation services, in our four key client markets: energy, environment, and infrastructure; health, education, and social programs; safety and security; and consumer and financial services. The Company offers a full range of services to these clients throughout the entire life cycle of a policy, program, project, or initiative. Our primary services include: advisory services, program implementation services, analytics services, digital services, and engagement services.

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

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three and six month periods ended June 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2019 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2020 (the “Annual Report”).

Reclassifications

As part of an amendment to the Credit Facility, as defined in Note 4 “Long-term Debt” below, the Company currently has both a term loan and a revolving debt facility within its Credit Facility. Previously, the unamortized debt issuance costs were included within Other assets in accordance with U.S. GAAP. The Company has reclassified unamortized debt issuance costs as of December 31, 2019 as Long-term debt for consistency of presentation.

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

Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset.  The Company recognized impairment expense, included in indirect and selling expenses, of $1.7 million in the second quarter of 2019 related to intangible assets associated with a historical business acquisition. There was no impairment recognized during the year ended June 30, 2020.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities (current and non-current) on the consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments as of the commencement date. Since most lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate as of the commencement date in estimating the present value of future payments. The operating lease ROU asset is based on the present value of future lease payments and includes impacts from lease incentives and initial costs incurred to obtain the lease. Lease terms, for the purposes of determining each lease’s present value, include options to extend or terminate the lease if it is reasonably certain and economically reasonable that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company uses leases to obtain use of a variety of different resources, including those for the use of facilities or equipment. These agreements may contain both lease and non-lease components, which are generally accounted for separately. For equipment leases (including copier leases), the Company accounts for the lease component, as well as insignificant non-lease components, as a single lease component and does not recognize ROU assets and liabilities for leases with a term not greater than twelve months.

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

NOTE 2 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	June 30, 2020	December 31, 2019
Billed and billable	$229,327	$264,682
Allowance for doubtful accounts	(4,948)	(3,506)
Contract receivables, net	$224,379	$261,176

NOTE 3 – GOODWILL

The changes in the carrying amount of goodwill during the six-months period ended June 30, 2020 were as follows:

Balance as of December 31, 2019	$719,934
Goodwill resulting from business combination - ITG	188,369
Effect of foreign currency translation	(3,202)
Balance as of June 30, 2020	$905,101

NOTE 4 – LONG-TERM DEBT

At June 30, 2020 and December 31, 2019, debt consisted of:

	June 30, 2020		December 31, 2019
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$197,500		$—
Revolving Credit		256,292		165,444
Total before debt issuance costs	2.74%	453,792	3.59%	165,444
Unamortized debt issuance costs		(2,864)		(1,183)
		$450,928		$164,261

Current portion of long-term debt		$10,000		$—
Long-term debt - non-current		440,928		164,261
		$450,928		$164,261

On March 3, 2020, the Company entered into the First Amendment (the “First Amendment”) to the Fifth Amended and Restated Business Loan and Security Agreement with a group of ten commercial banks (the “Credit Facility”). The First Amendment amended the Fifth Amended and Restated Business Loan and Security Agreement to, among other things, (i) add a new term loan facility in the original principal amount of $200.0 million; (ii) increase the swing line commitment amount by $25.0 million to $75.0 million; (iii) extend the maturity date; and (iv) modify certain definitions and certain covenants. As a result, the Credit Facility now consists of (i) a term loan facility of $200.0 million; (ii) a revolving line of credit of up to $600.0 million with additional revolving credit commitments of up to $300.0 million, subject to lenders’ approval; and (iii) a sub-limit of $75.0 million for swing line loans.  The Credit Facility matures on March 3, 2025.

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

The Credit Facility is collateralized by substantially all the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio of not more than 4.00 to 1.00 (subject to a step-up to 4.25 to 1.0 for a four quarter period following permitted acquisitions as defined under the Credit Facility) for each fiscal quarter. As of June 30, 2020, the Company had elected to step-up its leverage ratio covenant and was in compliance with its covenants under the Credit Facility.

As of June 30, 2020, the Company had $453.8 million long-term debt outstanding from the Credit Facility (including the term loan, exclusive of unamortized debt issuance costs), outstanding letters of credit totaling $2.9 million, net derivative obligations of $11.2 million and unused borrowing capacity of $340.9 million under the Credit Facility (excluding the accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion and the term loan) was $180.2 million as of June 30, 2020.

Future repayments of debt principal are as follows:

		Payments due by June 30,
	2021	2022	2023	2024	2025	Thereafter	Total
Term Loan	$10,000	$10,000	$11,250	$15,000	$151,250	$—	$197,500
Revolving Credit	—	—	—	—	256,292	—	256,292
Total	$10,000	$10,000	$11,250	$15,000	$407,542	$—	$453,792

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

Operating leases consisted of the following at June 30, 2020 and December 31, 2019:

	June 30, 2020	December 31, 2019
Real estate facilities	$182,437	$162,150
Office equipment	2,458	1,595
Other	935	935
	185,830	164,680
Amortization of right-of-use assets	(46,641)	(30,715)
Total operating lease right-of-use assets	$139,189	$133,965

Rent expense is recognized on a straight-line basis over the lease term.  Rent expense consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating lease costs	$9,444	$8,610	$18,770	$17,505
Short-term lease costs	442	322	873	1,003
Variable lease costs	1	172	1	184
Total rent expense	$9,887	$9,104	$19,644	$18,692

Future minimum lease payments under non-cancellable leases as of June 30, 2020 were as follows:

June 30, 2021	$37,255
June 30, 2022	38,545
June 30, 2023	28,364
June 29, 2024	18,955
June 29, 2025	12,619
Thereafter	36,327
Total future minimum lease payments	172,065
Less: Interest	(17,116)
Total operating lease liabilities	$154,949

Operating lease liabilities - current	$33,028
Operating lease liabilities - non-current	121,921
Total operating lease liabilities	$154,949

Other information related to operating leases is as follows:

	June 30, 2020	June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,086	$18,594
Right-of-use assets obtained in exchange for new operating lease liabilities	$22,721	$14,896
Weighted-average remaining lease term - operating leases	5.9	5.1
Weighted-average discount rate - operating leases	2.9%	3.7%

At June 30, 2020, the Company had additional operating leases that have not yet commenced with a potential lease liability of $129.1 million.  Such operating leases are anticipated to commence, where we take possession of the property and commence any required buildout, over the next three years, with lease terms of 10 years to 17 years.

NOTE 6 – OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Other comprehensive (loss) income includes foreign currency translation adjustments arising from the conversion of financial statements of foreign subsidiaries into U.S. dollars, the amortization of the gain on the sale of an interest rate hedge agreement, and the change in the fair value of current interest rate hedge agreements. Components of accumulated other comprehensive loss as of June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30, 2020
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at March 31, 2020	$(15,813)	$1,501	$(8,955)	$(23,267)
Current period other comprehensive (loss) income:
Other comprehensive loss before reclassifications	609	—	(1,582)	(973)
Amounts reclassified from accumulated other comprehensive income (3)	—	(180)	721	541
Effect of taxes (4)	(5)	47	226	268
Total current period other comprehensive (loss) income	604	(133)	(635)	(164)
Accumulated other comprehensive (loss) income at June 30, 2020	$(15,209)	$1,368	$(9,590)	$(23,431)

	Three Months Ended June 30, 2019
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at March 31, 2019	$(12,914)	$2,031	$(1,385)	$(12,268)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(1,304)	—	(2,173)	(3,477)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(180)	31	(149)
Effect of taxes (4)	163	47	563	773
Total current period other comprehensive (loss) income	(1,141)	(133)	(1,579)	(2,853)
Accumulated other comprehensive (loss) income at June 30, 2019	$(14,055)	$1,898	$(2,964)	$(15,121)

	Six Months Ended June 30, 2020
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2019	$(10,995)	$1,634	$(2,783)	$(12,144)
Current period other comprehensive (loss) income:
Other comprehensive income (loss) before reclassifications	(4,821)	—	(10,155)	(14,976)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(360)	923	563
Effect of taxes (4)	607	94	2,425	3,126
Total current period other comprehensive (loss) income	(4,214)	(266)	(6,807)	(11,287)
Accumulated other comprehensive (loss) income at June 30, 2020	$(15,209)	$1,368	$(9,590)	$(23,431)

	Six Months Ended June 30, 2019
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2018	$(14,168)	$2,164	$(547)	$(12,551)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(50)	—	(3,337)	(3,387)
Amounts reclassified from accumulated other comprehensive income (3)	—	(360)	54	(306)
Effect of taxes (4)	163	94	866	1,123
Total current period other comprehensive (loss) income	113	(266)	(2,417)	(2,570)
Accumulated other comprehensive (loss) income at June 30, 2019	$(14,055)	$1,898	$(2,964)	$(15,121)

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

(3)

The Company expects to reclassify $0.7 million net gains related to the Gain on Sale of Interest Rate Hedge Agreement and $3.7 million net losses related to the Change in Fair Value of Interest Rate Hedge Agreement from accumulated other comprehensive loss into earnings during the next 12 months.

(4)	The Company’s effective tax rate for the three months ended June 30, 2020 and 2019 was 29.0% and 26.2%, respectively, and 24.6% and 22.9% for the six months ended June 30, 2020 and 2019, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three and six months ended June 30, 2020 and 2019 are as follows:

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at March 31, 2020	18,827	$23	$350,658	$552,303	4,289	$(188,961)	$(23,267)	$690,756
Net income	—	—	—	13,656	—	—	—	13,656
Other comprehensive income	—	—	—	—	—	—	(164)	(164)
Equity compensation	—	—	2,518	—	—	—	—	2,518
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of shares pursuant to vesting of restricted stock units	22	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	—	—	1,024	—	—	(50)	—	974
Cumulative-effect adjustment for adoption of accounting principle	—	—	—	—	—	—	—	—
Dividends declared	—	—	—	(2,637)	—	—	—	(2,637)
Balance at June 30, 2020	18,849	$23	$354,200	$563,322	4,289	$(189,011)	$(23,431)	$705,103

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at March 31, 2019	18,866	$23	$330,763	$499,126	3,846	$(155,073)	$(12,268)	$662,571
Net income	—	—	—	14,611	—	—	—	14,611
Other comprehensive loss	—	—	—	—	—	—	(2,853)	(2,853)
Equity compensation	—	—	3,714	—	—	—	—	3,714
Exercise of stock options	1	—	25	—	—	—	—	25
Issuance of shares pursuant to vesting of restricted stock units	8	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(117)	—	843	—	129	(9,632)	—	(8,789)
Dividends declared	—	—	—	(2,642)	—	—	—	(2,642)
Balance at June 30, 2019	18,758	$23	$335,345	$511,095	3,975	$(164,705)	$(15,121)	$666,637

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2019	18,868	$23	$346,795	$544,840	3,978	$(164,963)	$(12,144)	$714,551
Net income	—	—	—	24,268	—	—	—	24,268
Other comprehensive income	—	—	—	—	—	—	(11,287)	(11,287)
Equity compensation	—	—	6,344	—	—	—	—	6,344
Exercise of stock options	1	—	37	—	—	—	—	37
Issuance of shares pursuant to vesting of restricted stock units	291	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(311)	—	1,024	—	311	(24,048)	—	(23,024)
Cumulative-effect adjustment for adoption of accounting principle	—	—	—	(513)	—	—	—	(513)
Dividends declared	—	—	—	(5,273)	—	—	—	(5,273)
Balance at June 30, 2020	18,849	$23	$354,200	$563,322	4,289	$(189,011)	$(23,431)	$705,103

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2018	18,817	$22	$326,208	$486,442	3,629	$(139,704)	$(12,551)	$660,417
Net income	—	—	—	29,929	—	—	—	29,929
Other comprehensive loss	—	—	—	—	—	—	(2,570)	(2,570)
Equity compensation	—	—	7,865	—	—	—	—	7,865
Exercise of stock options	12	—	429	—	—	—	—	429
Issuance of shares pursuant to vesting of restricted stock units	263	1	—	—	—	—	—	1
Net payments for stock issuances and buybacks	(334)	—	843	—	346	(25,001)	—	(24,158)
Dividends declared	—	—	—	(5,276)	—	—	—	(5,276)
Balance at June 30, 2019	18,758	$23	$335,345	$511,095	3,975	$(164,705)	$(15,121)	$666,637

NOTE 8 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019:

	2020		2019
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$6,482	$9,064	$11,694	$6,304
Restricted cash - non-current	—	—	1,292	—
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$6,482	$9,064	$12,986	$6,304

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

Changes in the three and six months ended June 30, 2020 compared to the prior year period were primarily from the increase of revenue in the health, education, and social programs client market as a result of additional work performed for U.S. government clients, including the ITG acquisition, offset by decreases in revenue from the commercial clients primarily in the consumer and financial services and health, education and social programs markets and decreases in the U.S. state and local clients in the energy, environment, and infrastructure markets. Similarly, for the three and six months ended June 30, 2020 revenue from time-and-materials and cost-based contracts increased while revenue from fixed price contracts decreased compared to the prior year period.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, and infrastructure	$151,481	43%	$166,520	45%	$303,839	43%	$320,035	45%
Health, education, and social programs	148,528	42%	134,346	37%	291,114	41%	256,255	36%
Safety and security	31,440	9%	30,030	8%	63,025	9%	59,581	9%
Consumer and financial services	22,538	6%	35,821	10%	54,247	7%	72,100	10%
Total	$353,987	100%	$366,717	100%	$712,225	100%	$707,971	100%

	Three Months Ended				Six Months Ended June 30,
	June 30, 2020		June 30, 2019		2020		2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$170,748	48%	$141,253	38%	$326,318	46%	$273,465	39%
U.S. state and local government	57,982	17%	73,101	20%	119,288	17%	138,928	20%
International government	18,098	5%	31,617	9%	41,190	6%	58,751	8%
Total Government	246,828	70%	245,971	67%	486,796	69%	471,144	67%
Commercial	107,159	30%	120,746	33%	225,429	31%	236,827	33%
Total	$353,987	100%	$366,717	100%	$712,225	100%	$707,971	100%

	Three Months Ended				Six Months Ended June 30,
	June 30, 2020		June 30, 2019		2020		2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$168,489	48%	$167,009	46%	$336,639	47%	$322,191	45%
Fixed price	123,970	35%	146,967	40%	257,122	36%	281,416	40%
Cost-based	61,528	17%	52,741	14%	118,464	17%	104,364	15%
Total	$353,987	100%	$366,717	100%	$712,225	100%	$707,971	100%

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed often due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing. The net contract assets (liabilities) as of June 30, 2020 increased by $15.5 million as compared to December 31, 2019. The increase in net contract assets (liabilities) is primarily due to work in the health, education and social programs, including the ITG acquisition, and energy, environmental, and infrastructure client markets, offset by consumer and financial services markets. There were no material changes to contract balances due to impairments during the period.

	June 30, 2020	December 31, 2019	$ Change	% Change
Contract assets	$150,577	$142,337	$8,240	5.8%
Contract liabilities	(30,135)	(37,413)	7,278	(19.5%)
Net contract assets (liabilities)	$120,442	$104,924	$15,518	14.8%

Performance Obligations:

The Company had $1.5 billion in unfulfilled performance obligations as of June 30, 2020, which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts and were generally valued using an estimated cost-plus margin approach, with variable consideration being estimated at the most likely amount.  The Company expects to satisfy these performance obligations, on average, in one to two years.

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

A summary of interest rate swap derivatives designated as cash flow hedges as of June 30, 2020 are as follows:

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

NOTE 11 – INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2020 and 2019 was 29.0% and 26.2%, respectively, and 24.6% and 22.9% for the six months ended June 30, 2020 and 2019, respectively.

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

The total amount of unrecognized tax benefits as of June 30, 2020 and 2019, was $2.7 million and $0.2 million, respectively, resulting from tax positions taken in a prior period.  Included in the balance as of June 30, 2020 and 2019, were $0.3 million and $0.2 million, respectively, of tax positions that, if recognized, would impact the effective tax rate.

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company had approximately $0.1 million and $0.1 million of accrued penalty and interest at June 30, 2020 and 2019, respectively.

The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

In response to the COVID-19 pandemic, the U.S. federal, state and local governments as well as numerous foreign governments have enacted tax-related relief programs to provide both direct and indirect tax assistance in the form of tax subsidies, exemptions, deferrals and credits.  The Company is continuously analyzing these programs as they are introduced in order to determine our eligibility and the risks and benefits of participation.

During the quarter ended June 30, 2020, the Company elected to participate in several COVID-19 tax-relief programs for which it was eligible. For example, pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, the Company exercised the option to defer payment of the employer portion of the Social Security tax, with 50% to be repaid by December 31, 2021 and the remainder by December 31, 2022.  The Company deferred payment of approximately $6.4 million of employer Social Security taxes during the quarter ended June 30, 2020.

NOTE 12 – ACCOUNTING FOR STOCK COMPENSATION

On April 4, 2018, the Company’s board of directors approved the 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”), which was subsequently approved by the stockholders and became effective on May 31, 2018 (the “Effective Date”). The 2018 Omnibus Plan replaced the previous 2010 Omnibus Incentive Plan (the “Prior Plan”).

On or after the Effective Date, the 2018 Omnibus Plan (as amended in May 2020) allows the Company to grant 1,185,000 shares using stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance share awards (“PSAs”), and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 107,141 as of June 30, 2020, remain subject to its terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date. As of June 30, 2020, the Company had approximately 1,095,772 shares available for grant under the 2018 Omnibus Plan. The 2018 Omnibus Plan also gives the Company the ability to issue cash-settled RSUs (“CSRSUs”). The CSRSUs have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share calculations.

During the six months ended June 30, 2020, the Company granted to its employees 166,051 shares in the form of RSUs with an average grant date fair value of $57.82, and the equivalent value of 112,479 shares in the form of CSRSUs with an average grant date fair value of $57.85. During the six months ended June 30, 2020, the Company also granted 55,264 shares in the form of PSAs to its employees with a grant date fair value of $58.76 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2020 have a performance period from January 1, 2020 through December 31, 2022 and the performance conditions are consistent with the PSAs granted in prior years.

The Company recognized stock-based compensation expense of $4.0 million and $5.9 million for the three months ended June 30, 2020 and 2019, respectively. Unrecognized compensation expense of approximately $17.9 million as of June 30, 2020 related to unsettled RSUs is expected to be recognized over a weighted-average period of 2.2 years. The unrecognized compensation expense related to CSRSUs totaled approximately $9.4 million at June 30, 2020 and is expected to be recognized over a weighted-average period of 1.9 years. Unrecognized compensation expense related to PSAs of approximately $3.8 million as of June 30, 2020 is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 13 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	June 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Deferred compensation investments in cash surrender life insurance	$—	$14,435	$—	$14,435	Other assets
Total	$—	$14,435	$—	$14,435

Liabilities:
Deferred compensation plan liabilities	$—	$14,353	$—	$14,353	Other long-term liabilities
Interest rate swaps	—	13,044	—	13,044	Other long-term liabilities
Total	$—	$27,397	$—	$27,397

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$733	$—	$733	Prepaid expenses and other assets
Deferred compensation investments in cash surrender life insurance		15,020		15,020	Other assets
Total	$—	$15,753	$—	$15,753

Liabilities:
Deferred compensation plan liabilities	$—	$14,855	$—	$14,855	Other long-term liabilities
Interest rate swaps	—	3,811	—	3,811	Other long-term liabilities
Total	$—	$18,666	$—	$18,666

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

The acquisition was accounted for under the purchase method. The preliminary allocation of the total purchase price to the tangible and intangible assets and liabilities of ITG is based on management’s preliminary estimate of fair value as of the acquisition date and is subject to revision until the purchase price adjustments and valuations of intangible assets and goodwill are finalized, which will occur prior to September 30, 2020. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $235.7 million. The Company has allocated approximately $188.4 million to goodwill and $47.3 million to other intangible assets. The goodwill recorded as part of the acquisition primarily reflects the value of providing an established platform to leverage the Company’s existing digital interactive technologies and domain expertise, synergies expected to arise from providing end-to-end customer solutions to a combined client-base across all channels, as well as any intangible assets that do not qualify for separate recognition. The weighted average amortization period for the amount allocated to other intangible assets in total is 5.7 years from the acquisition date. The intangible assets consist of approximately $46.4 million of customer-related intangibles that are being amortized over 6.9 years from the acquisition date and $0.9 million of marketing-related intangibles that are being amortized over 0.9 years from the acquisition date. The ITG acquisition is treated as a deemed asset purchase for income tax purposes; therefore, goodwill and amortization of other intangibles created via this acquisition will be amortized for income tax purposes over 15 years.

A prior acquisition’s purchase agreement included additional consideration in the form of two warranty and indemnity hold back payments, one for approximately $1.9 million which was released in the second quarter of 2020 and the other for approximately $1.2 million scheduled to be released in the fourth quarter of 2022. The two warranty and indemnity liabilities were recorded at their fair value at the date of the acquisition discounting the liabilities at 3.0% and 3.25%, respectively.

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

As of June 30, 2020, the PSAs granted during the year ended December 31, 2018 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2019 and during the six months ended June 30, 2020 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.  For the three months ended June 30, 2020 and 2019, there were 19,755 and 1,743 weighted-average shares excluded from the calculation of EPS because they were anti-dilutive, respectively.  For the six months ended June 30, 2020, there were 19,881 weighted-average shares were excluded because they were anti-dilutive. Three were no shares excluded for the six months ended June 30, 2019. The anti-dilutive shares were associated with RSUs.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net Income	$13,656	$14,611	$24,268	$29,929

Weighted-average number of basic shares outstanding during the period	18,829	18,805	18,835	18,815
Dilutive effect of stock options, RSUs, and performance shares	191	328	285	398
Weighted-average number of diluted shares outstanding during the period	19,020	19,133	19,120	19,213

Basic earnings per share	$0.73	$0.78	$1.29	$1.59
Diluted earnings per share	$0.72	$0.76	$1.27	$1.56

NOTE 16 – SHARE REPURCHASE PROGRAM

The Company’s share repurchase program previously allowed for share repurchases in the aggregate up to $100.0 million under share repurchase plans approved by the board of directors pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.  On March 13, 2020, the Company terminated the Rule 10b5-1 plan element of the share repurchase program. The Credit Facility permits unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.50 to 1.00. As of June 30, 2020, $51.4 million remained available for share repurchases under the program.

NOTE 17 – SUBSEQUENT EVENTS

Dividend

On August 4, 2020, the Company’s board of directors approved a $0.14 per share cash dividend.  The dividend will be paid on October 13, 2020 to shareholders of record as of the close of business on September 11, 2020.

COVID-19

The Company is closely monitoring the impact of the coronavirus (“COVID-19”), which has caused a global pandemic. The assessment is on-going and encompasses all aspects of the Company’s business, including how COVID-19 will impact its customers, employees, subcontractors and other suppliers and business partners and the capital markets.  While the Company continues to assess the financial impacts to its business based on currently known events, the Company is unable to fully predict the impact COVID-19 will have on its future financial position, results of operations, or cash flows.

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

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to the Program’s grant recipients, and separately supplemented the amount of recovery it sought in total to approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016. The State of Louisiana broadly alleges and sought recoupment for the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD. In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the previously filed judicial proceeding.  The Company continues to believe that this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of June 30, 2020.

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

Impacts of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization characterized the novel strain of coronavirus disease COVID-19 as a global pandemic. There is significant uncertainty as to the effects of this pandemic on the global economy, which in turn may impact, among other things, our operations, balance sheet, results of operations or cash flows. Adverse events such as health-related concerns about working in our offices, the inability to travel, the potential impact on our employees, clients, subcontractors and other suppliers and business partners, a slow-down in customer decision-making that affects procurement cycles, a reprioritization of client spending, and other matters affecting the general work and business environment could harm our business and delay the implementation of our business strategy. We cannot anticipate all the ways in which the current global health crisis, economic slowdown and financial market conditions could adversely impact our business in the future. Although we cannot predict with certainty the impact of the COVID-19 pandemic, the longer the duration of the event, the more likely it is that it could have an adverse effect on our business, financial position, results of operations and/or cash flows.

We are primarily a service business, and our staffing, and that of our subcontractors, has been maintained, substantially on a work from home basis, fortunately with little COVID-19 illness among our staff. To date we have experienced continuity in the majority of our work for our government clients, which accounted for approximately 69 percent of our revenues for the six months ended June 30, 2020. There have been postponements of events and challenges around some project work requiring travel, but overall, our government clients have continued to require our services. We are unable to predict whether, and to what extent, this trend will continue.  It would be reasonable to expect some deterioration of certain client activities due to COVID-19, including as a result of the massive government spending directed at COVID-19 and its effect on health and the economy and government spending priorities, but there is also the possibility of additional demand from federal agencies such as the Center for Disease Control and Prevention, the Department of Health and Human Services, and the Federal  Emergency Management Agency, as well as state and local and international government agencies.

Of the remaining 31 percent of our total revenue for the six months ended June 30, 2020, the majority was generated from commercial energy markets and commercial marketing services, each of which represented roughly half of that total. In commercial energy, where we work primarily for utility clients, we have experienced trends similar to those with our government clients, although there are some aspects of energy efficiency programs that have been put on hold as they involve direct interaction with consumers. In our commercial marketing services, a key component of our business is our industry-leading loyalty platform, where we have long-term implementation contracts, and we believe our clients, many of which are in the hospitality space, will continue to stay engaged with their most loyal customers. The other parts of commercial marketing services, which include public event management and marketing technology was impacted based on the restriction upon travel worldwide and the deferral or cancellation of marketing events. As a result, we are monitoring that business area closely. These elements of commercial marketing services represented less than 12 percent of our total Company-wide revenues for the six months ended June 30, 2020.

We are monitoring the evolving situation related to the COVID-19 outbreak and we continue to work with our stakeholders to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. To protect employee health and safety while COVID-19 remains a threat, we plan to continue to deliver a majority of our services to clients remotely for the foreseeable future and continue to evaluate our return to office plans. While the Coronavirus Aid, Relief and Economic Security (“CARES”) Act contains a provision that allows federal contractors to seek specified reimbursement for certain employees who are unable to perform their contract requirements due to government restrictions, we believe we have limited claims under the CARES Act and reimbursements are also subject to limitations and do not extend past September 30, 2020. Additionally, the Company exercised the option to defer payment of the employer portion of the Social Security tax, with 50% to be repaid by December 31, 2021 and the remainder by December 31, 2022.  The Company deferred payment of approximately $6.4 million of employer Social Security taxes during the quarter ended June 30, 2020.

As part of management actions to counter the impact of COVID -19, we continue to align our costs with anticipated revenues. In the U.S. and in our international operations, we have used staff reductions, furloughs, and other temporary wage reduction programs in response to the pandemic. The Company is currently participating in several international government subsidy programs whose objective is to encourage eligible companies to keep employees on the payroll during the COVID -19 pandemic. A requirement of these subsidies is that the Company is to continue to employ the identified employees who might otherwise have been impacted by a reaction to COVID -19. The subsidies are limited in the amount and time in which payroll costs are covered.

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

Notwithstanding the impact of COVID-19 we believe that, in the long-term, demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about: clean energy and energy efficiency; health promotion, treatment, and cost control; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Harvey, Irma, Maria and Michael) that devastated communities in Texas, Florida, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts.  We believe our prior and current experience with disaster relief and rebuild efforts, including those from Hurricanes Maria, Katrina and Rita, and Superstorm Sandy, put us in a favorable position to continue to provide recovery assistance, housing, and environmental and infrastructure solutions on behalf of federal departments and agencies, state and local governments, and regional agencies.

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

Goodwill and Other Intangible Assets

It is our policy to test for impairment, at a minimum, on an annual basis or earlier when certain events or changes in circumstances indicate that goodwill or intangible assets may more likely than not be impaired. We are monitoring the impacts of COVID-19 on the fair value of goodwill. While we currently do not anticipate any impairments to goodwill as a result of COVID-19, future changes in the expectations as to the impact on our operations, financial performance and cash flows related to the intangible assets and goodwill could cause these assets to be impaired.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended June 30,				Three Months Ended
	Dollars		Percentages		June 30, 2019 and 2020
(dollars in thousands)	2020	2019	2020	2019	Dollars	Percent
Revenue	$353,987	$366,717	100.0%	100.0%	$(12,730)	(3.5%)
Direct Costs	223,407	235,053	63.1%	64.1%	(11,646)	(5.0%)
Operating Costs and Expenses:
Indirect and selling expenses	99,255	101,450	28.0%	27.7%	(2,195)	(2.2%)
Depreciation and amortization	5,064	5,595	1.4%	1.5%	(531)	(9.5%)
Amortization of intangible assets	3,479	2,077	1.0%	0.6%	1,402	67.5%
Total Operating Costs and Expenses	107,798	109,122	30.4%	29.8%	(1,324)	(1.2%)
Operating Income	22,782	22,542	6.5%	6.1%	240	1.1%
Interest expense	(3,908)	(2,934)	(1.1%)	(0.8%)	(974)	33.2%
Other income	349	186	—	0.1%	163	87.6%
Income before Income Taxes	19,223	19,794	5.4%	5.4%	(571)	(2.9%)
Provision for Income Taxes	5,567	5,183	1.6%	1.4%	384	7.4%
Net Income	$13,656	$14,611	3.8%	4.0%	$(955)	(6.5%)

Revenue. Revenue for the three months ended June 30, 2020 was $354.0 million, compared to $366.7 million for the three months ended June 30, 2019, representing a decrease of $12.7 million or 3.5%. The decrease in revenue was attributable to a $13.6 million decrease in revenue from our commercial clients, partially offset by a $0.9 million increase in government client revenue. The decrease in commercial revenue was primarily due to a $13.2 million decrease in revenue from our consumer and financial services market clients. Some of these commercial clients perform work in travel-related markets and have been impacted by the COVID-19 pandemic. The increase in government client revenue was the result of a $29.5 million increase in revenue from our federal government clients, including our ITG acquisition, partially offset by a $15.1 million decrease in revenue from our state and local government contracts, primarily due to decreases in the energy, environment and infrastructure client market in response to hurricane relief and recovery efforts, and a $13.5 million decrease in our international government clients.

Direct Costs. Direct costs for the three months ended June 30, 2020 were $223.4 million compared to $235.1 million for the three months ended June 30, 2019, a decrease of $11.6 million or 5.0%. The decrease in direct costs was attributable to a $21.6 million decrease in subcontractor and other direct costs, partially offset by an $9.9 million increase in direct labor and associated fringe benefits. Subcontractor and other direct costs for the three months ended June 30, 2020 was 41.5% of direct costs compared to 48.7% for the three months ended June 30, 2019. Direct labor and associated fringe benefits for the three months ended June 30, 2020 was 58.5% of direct costs compared to 51.3% for the three months ended June 30, 2019. The decrease in subcontractor and other direct costs is primarily due the decline in our commercial client revenue, as those clients typically utilize a larger percentage of subcontractor and other direct costs, and a general decline in travel required to perform client work, offset by an increase in subcontractor and other direct costs from our federal government clients. The increase in direct labor and fringe costs is primarily due to our federal government clients, partially offset by a decline direct labor and fringe benefit costs from our commercial costs. The direct labor and fringe benefits from commercial clients decline both through the client demands and by the use of foreign government subsidies. Direct costs as a percent of revenue decreased to 63.1% for the three months ended June 30, 2020, compared to 64.1% for the three months ended June 30, 2019.

Indirect and selling expenses. Indirect and selling expenses for the three months ended June 30, 2020 was $99.3 million compared to $101.5 million for the three months ended June 30, 2019, a decrease of $2.2 million or 2.2% driven primarily by a decrease in travel-related costs, the impairment costs in the prior year and the decline in non-labor related administrative costs, partially offset by an increase in indirect labor and fringe expenses, including our ITG acquisition, to support the anticipated growth in revenue and costs associated with our investment in our infrastructure. Indirect and selling expenses as a percent of revenue increased to 28.0% for the three months ended June 30, 2020, compared to 27.7% for the three months ended June 30, 2019.

Depreciation and amortization. Depreciation and amortization was $5.1 million for the three months ended June 30, 2020 compared to $5.6 million for the three months ended June 30, 2019. The decrease in depreciation and amortization is the result of the accelerated depreciation of leasehold improvements on leases that terminated during the three months ended June 30, 2019.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2020 was $3.5 million compared to $2.1 million for the three months ended June 30, 2019. The $1.4 million increase was primarily due to an increase in the amortization of $47.3 million of intangible assets related to the ITG acquisition, partially offset by reduced levels of amortization of intangible assets associated with prior acquisitions.

Operating Income. Operating income was $22.8 million for the three months ended June 30, 2020 compared to $22.5 million for the three months ended June 30, 2019, an increase of $0.3 million or 1.1%. The increase in operating income was largely due to decreases in indirect and selling expense and depreciation and offset by a decrease in revenue. Operating income as a percentage of revenue increased to 6.5% for the three months ended June 30, 2020, compared to 6.1% for the three months ended June 30, 2019. The increase in operating income as a percent of revenue is largely due to increases in gross margin as a percent of revenue and reduction in indirect and selling expense and depreciation and amortization as a percentage of revenue.

Interest expense. For the three months ended June 30, 2020 and 2019, interest expense was $3.9 million and $2.9 million resulting in an increase of $1.0 million, or 33.2%. The increase in interest expense was due to higher average debt balances, primarily due to the financing of the ITG acquisition, partially offset by lower average interest rates for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.

Other income (expense). For the three months ended June 30, 2020, other income was $0.3 million compared to other income of $0.2 million for the three months ended June 30, 2019. The change was primarily due to unrealized and realized foreign currency gains and losses, net for the three months ended June 30, 2020 compared to unrealized and realized foreign currency gains and losses, net for the three months ended June 30, 2019.

Provision for Income Taxes. For the three months ended June 30, 2020, income tax expense was $5.6 million compared to $5.2 million for the three months ended June 30, 2019, an increase of $0.4 million. The effective income tax rate for the three months ended June 30, 2020 and 2019 was 29.0% and 26.2%, respectively.  The increase in the effective income tax rate was primarily due to non-deductible losses on certain investments in 2020 compared with 2019 partially offset by reduced expenses not deductible for income tax purposes in the three months ended June 30, 2020 and 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Six Months Ended June 30,				Six Months Ended
	Dollars		Percentages		June 30, 2019 and 2020
(dollars in thousands)	2020	2019	2020	2019	Dollars	Percent
Revenue	$712,225	$707,971	100.0%	100.0%	$4,254	0.6%
Direct Costs	454,023	451,002	63.7%	63.7%	3,021	0.7%
Operating Costs and Expenses:
Indirect and selling expenses	202,526	197,969	28.4%	28.0%	4,557	2.3%
Depreciation and amortization	10,243	10,357	1.4%	1.5%	(114)	(1.1%)
Amortization of intangible assets	6,332	4,212	0.9%	0.6%	2,120	50.3%
Total Operating Costs and Expenses	219,101	212,538	30.7%	30.1%	6,563	3.1%
Operating Income	39,101	44,431	5.6%	6.2%	(5,330)	(12.0%)
Interest expense	(7,433)	(5,387)	(1.0%)	(0.8%)	(2,046)	38.0%
Other income (expense)	539	(226)	0.1%	—	765	(338.5%)
Income before Income Taxes	32,207	38,818	4.7%	5.4%	(6,611)	(17.0%)
Provision for Income Taxes	7,939	8,889	1.1%	1.3%	(950)	(10.7%)
Net Income	$24,268	$29,929	3.6%	4.1%	$(5,661)	(18.9%)

Revenue. Revenue for the six months ended June 30, 2020 was $712.2 million, compared to $708.0 million for the six months ended June 30, 2019, representing an increase of $4.3 million or 0.6%. The increase was attributable to a $15.6 million increase in government revenue offset by a $11.3 million decrease in our commercial clients. The increase in government clients was the result of a $52.9 million increase in revenue from our federal clients, including our ITG acquisition, offset by our state and local government contracts, primarily because of decreases in the energy, environment and infrastructure client market in response to hurricane relief and recovery efforts. The decrease in commercial revenue was primarily due to a $17.9 million decrease in our consumer and financial services market clients, offset by a $3.3 million  increase decrease in our health, education and social program market clients, and a $3.3 million increase in our energy, environment, and infrastructure market clients. Some of the commercial clients perform work in travel-related markets and have been impacted by the COVID-19 pandemic.

Direct Costs. Direct costs for the six months ended June 30, 2020 was $454.0 million compared to $451.0 million for the six months ended June 30, 2019, an increase of $3.0 million or 0.7%. The increase in direct costs was attributable to an increase of $21.7 million in direct labor and associated fringe benefits offset by $18.7 million decrease in subcontractor and other direct costs.  The direct labor increase is the result of an increase in our government contract revenues, as discussed above. The decrease in subcontractor and other costs is due to the decline in revenues of contracts reliant upon subcontractor and other direct costs, such as marketing services and the hurricane relief and recovery efforts. Direct costs as a percent of revenue remained unchanged at 63.7% for the six months ended June 30, 2020, compared to 63.7% for the six months ended June 30, 2019.

Indirect and selling expenses. Indirect and selling expenses for the six months ended June 30, 2020 were $202.5 million compared to $198.0 million for the six months ended June 30, 2019, an increase of $4.5 million or 2.3%. The increase in indirect and selling expenses was primarily due to an increase in indirect labor and fringe of $ 7.7 million, including our ITG acquisition, offset by a decrease in general and administrative costs of $3.2 million. The increase in indirect labor is due to the general increase in labor year over year, and additional severance from our internal restructuring. The decrease in general and administrative costs, included a reduction of travel related expenses of $3.6 million, expenses related to the $1.7 million impairment of intangible assets in the prior year and the decline in non-labor related administrative costs, partially offset by increased costs to invest in our internal infrastructure and processes and an increase in professional fees and insurance costs associated with our acquisition activities. Indirect and selling expenses as a percent of revenue increased to 28.4% for the six months ended June 30, 2020, compared to 28.0% for the six months ended June 30, 2019.

Depreciation and amortization. Depreciation and amortization was $10.2 million for the six months ended June 30, 2020 compared to $10.4 million for the six months ended June 30, 2019. The decrease in depreciation and amortization is the result of accelerated depreciation of leasehold improvements on leases that terminated during the six months ended June 30, 2019.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2020 was $6.3 million compared to $4.2 million for the six months ended June 30, 2019. The $2.1 million increase was primarily due to an increase in the amortization of $47.3 million of intangible assets related to the ITG acquisition, partially offset by reduced levels of amortization of intangible assets associated with prior acquisitions.

Operating Income. Operating income was $39.1 million for the six months ended June 30, 2020 compared to $44.4 million for the six months ended June 30, 2019, a decrease of $5.3 million or 12.0%. Operating income as a percentage of revenue decreased to 5.6% for the six months ended June 30, 2020, compared to 6.2% for the same period in 2019. The changes were largely due to a constant margin with an increase in amortization of intangible assets and increase in our indirect and selling expenses.

Interest expense. For the six months ended June 30, 2020 and 2019, interest expense was $7.4 million and $5.4 million resulting in an increase of $2.0 million or 38.0%. The higher interest expense for the six months ended June 30, 2020 was due to higher weighted average debt balances, primarily due to the financing of the ITG acquisition, partially offset by lower average interest rates for the six-month period ended June 30, 2020 compared to the six months ended June 30, 2019.

Other income (expense). For the six months ended June 30, 2020 other income was $0.5 million compared to other expense of $0.2 million for the six months ended June 30, 2019. The change was primarily due to net unrealized and realized foreign currency gains, net of the change in the value of foreign currency swaps, for the six months ended June 30, 2020 compared to net unrealized and realized foreign currency losses, net of the change in the value of foreign currency swaps, for the three months ended June 30, 2019.

Provision for Income Taxes. For the six months ended June 30, 2020, income tax expense was $7.9 million compared to $8.9 million for the six months ended June 30, 2019, a decrease of $1.0 million and the effective income tax rate for the six months ended June 30, 2020 and 2019 was 24.6% and 22.9%, respectively. The increase in the effective income tax rate was primarily due to non-deductible losses on certain investments in 2020 compared with 2019 partially offset by reduced expenses not deductible for income tax purposes in the six months ended June 30, 2020 and 2019.

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

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Revenue	$353,987	$366,717	$712,225	$707,971
Subcontractor and other direct costs	(92,789)	(114,381)	(195,625)	(214,280)
Service revenue	$261,198	$252,336	$516,600	$493,691

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated. Certain immaterial amounts in the prior year have been revised to conform with the current presentation of Adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2020	2019	2020	2019
Net income	$13,656	$14,611	$24,268	$29,929
Other (income) expense	(349)	(186)	(539)	226
Interest expense	3,908	2,934	7,433	5,387
Provision for income taxes	5,567	5,183	7,939	8,889
Depreciation and amortization	8,543	7,672	16,575	14,569
EBITDA	31,325	30,214	55,676	59,000
Adjustment related to impairment of intangible assets (1)	—	1,728	—	1,728
Special charges related to acquisitions (2)	98	—	1,942	—
Special charges related to severance for staff realignment (3)	1,078	701	2,848	1,155
Special charges related to facilities consolidations and office closures (4)	—	69	—	69
Adjustment related to bad debt reserve (5)	—	—	—	(782)
Total special charges	1,176	2,498	4,790	2,170
Adjusted EBITDA	$32,501	$32,712	$60,466	$61,170

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
(3)

Special charges related to severance for staff realignment: These costs are mainly due to involuntary employee termination benefits for our officers, groups of employees who have been notified that they will be terminated as part of a consolidation or reorganization or, to the extent that the costs are not included in the previous two categories, involuntary employee termination benefits for employees who have been terminated as a result of COVID -19.

(4)

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

The following table presents a reconciliation of diluted EPS to Non-GAAP diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Diluted EPS	$0.72	$0.76	$1.27	$1.56
Adjustment related to impairment of intangible assets	—	0.09	—	0.09
Special charges related to acquisitions	—	—	0.10	—
Special charges related to severance for staff realignment	0.06	0.04	0.15	0.06
Special charges related to facilities consolidations and office closures	—	0.05	—	0.05
Adjustment related to bad debt reserve	—	—	—	(0.04)
Amortization of intangibles	0.18	0.11	0.33	0.22
Income tax effects (1)	(0.07)	(0.08)	(0.14)	(0.09)
Non-GAAP EPS	$0.89	$0.97	$1.71	$1.85
(1)

Income tax effects were calculated using an effective U.S. GAAP tax rate of 29.0% and 26.2% for the three months ended June 30, 2020 and 2019, respectively, and 24.6% and 22.9% for the six months ended June 30, 2020 and 2019, respectively.

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

We drew upon our Credit Facility to fund the ITG acquisition and to support our working capital needs. The improvement in cash flow from operations continues to be primarily driven by the timing of client billings and collections of our disaster relief and rebuild efforts. Due to factors such as political complexities and challenges among involved government agencies, the timing of cash flow from disaster relief and rebuild efforts is more uncertain than others. Moreover, the billing processes have complex reporting requirements and the funding processes have been slow to distribute funds once billed. Management continues to address the cash flows from the disaster relief and rebuild effort to bring the collections to a more current basis and reduce our need to draw upon our Credit Facility to fund operations.

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

Financial Condition. There were several changes in our consolidated balance sheet as of June 30, 2020 compared to the consolidated balance sheet as of December 31, 2019.  Cash and cash equivalents increased to $9.1 million as of June 30, 2020, from $6.5 million on December 31, 2019. These changes are further discussed in “Cash Flow” below.

Contract receivables, net of allowance for doubtful accounts, as of June 30, 2020 decreased to $224.4 million compared to $261.2 million on December 31, 2019 primarily due to improved collections from both the disaster relief and rebuild efforts and receivables overall. Contract receivables are a significant component of our working capital and may be favorably or unfavorably impacted by our collection efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients. Contract assets and contract liabilities, on a contract by contract basis, represent revenue in excess of billings, and billings in excess of revenue, respectively, both of which generally arise from revenue timing and contractually stipulated billing schedules or billing complexity. At June 30, 2020, contract assets and contract liabilities were $150.6 million and $30.1 million, respectively, compared to $142.3 million and $37.4 million, respectively, at December 31, 2019.

We evaluate our collections efforts using the days-sales-outstanding ratio, or DSO, which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities), by revenue per day for the three months ended June 30, 2020. Days-sales-outstanding increased from 83 days for the quarter ended December 31, 2019 to 88 days for the quarter ended June 30, 2020. We continue to be impacted by disaster relief and rebuild efforts which have complex reporting and billing requirements and have been slow to pay our invoices. The DSO, excluding disaster relief and rebuild efforts, was 77 days for the quarter ended June 30, 2020 compared to 70 days for the quarter ended December 31, 2019. We do experience seasonality with respect to DSO, in that our first quarter typically has a higher DSO as compared to other quarters.  We did see an improvement for the quarter ended June 30, 2020 as compared to the quarter ended June 30, 2019 as the DSO, excluding disaster relief and rebuild efforts, was 77 days for the three months ended June 30, 2020 and 84 days for the three months ended June 30, 2019. However, with the onset of COVID-19, we anticipate that current business environment will result in further increases to our DSO, as customers continue to consolidate their cash and try to extend their payment of outstanding receivables.

Property and equipment, net of depreciation and amortization, increased due to capital expenditures primarily related to increases in leasehold improvements, as part of the ITG acquisition, and in capitalized software and computer equipment, as we invest in our infrastructure, offset by depreciation and amortization expense.

Goodwill and other intangible assets, as discussed in “Note 3—Goodwill” and “Note 14 – Business Combinations” in the “Notes to Consolidated Financial Statements” in this Quarterly Report, increased due to the acquisition of ITG and the impact of foreign currency translation. On January 31, 2020, we acquired ITG, for the purchase price of $255.0 million (subject to post-closing and working capital adjustments). The acquisition resulted in the recording of $188.4 million in goodwill and $47.3 million in intangible assets.

Total current liabilities, exclusive of the current portion of operating lease liabilities and contract liabilities (as discussed above), consists of: accounts payable, accrued salaries and benefits, accrued subcontractors and other direct costs and accrued expenses and other current liabilities, which we call our operating liabilities.  These operating liabilities were $196.1 million at June 30, 2020, a decrease of $72.0 million from $268.1 million at December 31, 2019. The net decrease in these liabilities was due primarily to timing of payments during the first quarter of 2020.

Long-term debt (exclusive of unamortized debt issuance costs) increased to $453.8 million on June 30, 2020 from $165.4 million on December 31, 2019, primarily due to net draws on our Credit Facility of $288.3 million to primarily fund the acquisition of ITG for approximately $253.1 million, current operations, and capital improvements. The average debt balance on the Credit Facility for the three and six months ended June 30, 2020 and 2019 was $493.5 million and $283.1 million and $449.0 million and $267.1 million, respectively. The average interest rate on the Credit Facility, excluding any fees and unamortized debt issuance costs, for the three months ended June 30, 2020 and 2019 was 2.4% and 3.7%, respectively, and for the six months ended June 30, 2020 and 2019 2.7% and 3.7%. We generally utilize cash flow from operations as our primary source of funding and turn to our Credit Facility to fund temporary fluctuations such as increases in accounts receivable, reductions in accounts payable and accrued expenses, purchase of treasury stock, dividends and to meet funding requirements for acquisitions.

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

Share Repurchase Program. In September 2017 the board of directors approved a share repurchase program that authorizes share repurchases in the aggregate up to $100.0 million. Our total repurchases are also limited by the Credit Facility as described in “Note 16—Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.  Our overall repurchase limit is the lower of the amount imposed by our board of directors and by the Credit Facility.  Previously, purchases under the repurchase program would be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. On March 13, 2020, we terminated the Rule 10b5-1 element of the share repurchase program out of an abundance of caution given uncertainties associated with the COVID-19 pandemic. Purchases under Rule 10b-18 will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the six months ended June 30, 2020, we repurchased 206,820 shares under this program at an average price of $80.41 per share. The Credit Facility permits unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.50 to 1.00. As of June 30, 2020, $51.4 million remained available for share repurchases under the Credit Facility.

Dividends.  Cash dividends declared thus far in 2020 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 27, 2020	$0.14	March 27, 2020	April 13, 2020
May 5, 2020	$0.14	June 12, 2020	July 14, 2020
August 4, 2020	$0.14	September 11, 2020	October 13, 2020

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the six months ended June 30, 2020 and 2019:

	Six Months Ended
	June 30,
(in thousands)	2020	2019
Net Cash Provided by (Used in) Operating Activities	$10,801	$(47,946)
Net Cash Used in Investing Activities	(262,105)	(16,335)
Net Cash Provided by Financing Activities	254,366	57,492
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(480)	107
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$2,582	$(6,682)

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered. Operating activities provided $10.8 million in cash for the six months ended June 30, 2020 compared to cash used in operating activities of $47.9 million for the six months ended June 30, 2019. The increase in cash flows from operations for the six months ended June 30, 2020 compared to the prior year was primarily due to a decrease in contract receivables, partially offset by the decrease in accounts payable and other operating liabilities due to timing of payments, an increase in net contract assets and liabilities and the decrease in net income. The decrease in contract receivables is primarily due to the collection efforts across all of our clients, as evidenced by the decrease in DSO from 95 days for the quarter ended June 30, 2019 to 88 days for the quarter ended June 30, 2020. The DSO, excluding disaster relief and rebuild efforts, was 77 days for the quarter ended June 30, 2020 compared to 84 days for the quarter ended June 30, 2019.

Investing activities used cash of $262.1 million for the six months ended June 30, 2020, compared to $16.3 million for the six months ended June 30, 2019. Our cash flows used in investing activities consists primarily of payments for business acquisitions, net of cash received and capital expenditures.  The cash used in investing activities for the six months ended June 30, 2020 included payments for the ITG acquisition, net of cash acquired of $253.1 million, and capital expenditures of $9.0 million.  The cash used in investing activities for the six months ended June 30, 2019 included payments for business acquisitions of $1.8 million and $14.5 million of capital expenditures.

Our cash flows provided by financing activities consists primarily of debt and equity transactions. For the six months ended June 30, 2020, cash flows provided by financing activities was $254.4 million. This was largely attributed to cash provided by net advances on our Credit Facility of $288.3 million to fund the ITG acquisition and to meet operating cash flow needs, partially offset by cash used for net payments for stock issuances and buybacks of $23.0 million, primarily representing shares repurchased under our share repurchase program, payments of cash dividends totaling $5.3 million, and payment of debt financing costs of $2.1 million. For the six months ended June 30, 2019, cash flows provided by financing activities was $57.5 million. This was largely attributable to net advances on our Credit Facility of $88.1 million, partially offset by cash used for payments for stock issuances and buybacks of $24.2 million and payments of cash dividends totaling $5.3 million.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

The broad effects of the COVID-19 outbreak have resulted in negative impacts on the global economy and financial markets and may affect our interest rates and cause foreign currency fluctuations.

Except as noted above, there have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for the three months ended June 30, 2020:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 - April 30	—	$—	—	$51,379,133
May 1 - May 31	791	$64.87	—	$51,379,133
June 1 - June 30	—	$—	—	$51,379,133
Total	791	$64.87	—

(1)

The total number of shares purchased of 791 includes shares purchased from employees to pay required withholding taxes related to the settlement of any restricted stock units and performance-based share awards in accordance with our applicable long-term incentive plan.

(2)	During the three months ended June 30, 2020, we repurchased 791 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $64.87 per share.
(3)

The current share repurchase program authorizes share repurchases in the aggregate up to $100.0 million, not to exceed the amount allowed under the Credit Facility. During the three months ended June 30, 2020, we did not repurchase any shares under the stock repurchase program.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 5, 2020	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

August 5, 2020	By:	/s/ Bettina Welsh
Bettina Welsh
Senior Vice President and Chief Financial Officer (Principal Financial Officer)