Form 10-Q
period 2020-09-30
ICF International, Inc.
filed 2020-11-06
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, there were 18,863,066 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	September 30, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$8,237	$6,482
Contract receivables, net	230,277	261,176
Contract assets	139,860	142,337
Prepaid expenses and other assets	20,518	17,402
Income tax receivable	11,687	7,320
Total Current Assets	410,579	434,717
Property and Equipment, net	62,020	58,237
Other Assets:
Goodwill	906,999	719,934
Other intangible assets, net	63,200	25,829
Operating lease - right-of-use assets	138,582	133,965
Other assets	26,091	23,352
Total Assets	$1,607,471	$1,396,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$10,000	$-
Accounts payable	77,124	134,578
Contract liabilities	36,473	37,413
Operating lease liabilities - current	33,581	32,500
Accrued salaries and benefits	82,842	52,130
Accrued subcontractors and other direct costs	38,111	45,619
Accrued expenses and other current liabilities	27,616	35,742
Total Current Liabilities	305,747	337,982
Long-term Liabilities:
Long-term debt	362,280	164,261
Operating lease liabilities - non-current	123,974	119,250
Deferred income taxes	43,202	37,621
Other long-term liabilities	45,357	22,369
Total Liabilities	880,560	681,483

Contingencies (Note 18)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 23,150,496 and 22,846,374 shares issued at September 30, 2020 and December 31, 2019, respectively; 18,857,661 and 18,867,555 shares outstanding at September 30, 2020 and December 31, 2019, respectively	23	23
Additional paid-in capital	357,328	346,795
Retained earnings	578,554	544,840
Treasury stock, 4,292,835 and 3,978,819 shares at September 30, 2020 and December 31, 2019, respectively	(189,234)	(164,963)
Accumulated other comprehensive loss	(19,760)	(12,144)
Total Stockholders’ Equity	726,911	714,551
Total Liabilities and Stockholders’ Equity	$1,607,471	$1,396,034

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2020	2019	2020	2019
Revenue	$360,315	$373,918	$1,072,540	$1,081,889
Direct costs	223,288	238,158	677,311	689,160
Operating costs and expenses:
Indirect and selling expenses	100,123	100,130	302,649	298,099
Depreciation and amortization	5,143	5,035	15,386	15,392
Amortization of intangible assets	3,511	1,931	9,843	6,143
Total operating costs and expenses	108,777	107,096	327,878	319,634

Operating income	28,250	28,664	67,351	73,095
Interest expense	(3,488)	(2,824)	(10,921)	(8,211)
Other (expense) income	(223)	(141)	316	(367)
Income before income taxes	24,539	25,699	56,746	64,517
Provision for income taxes	6,668	6,069	14,607	14,958
Net income	$17,871	$19,630	$42,139	$49,559

Earnings per Share:
Basic	$0.95	$1.04	$2.24	$2.63
Diluted	$0.94	$1.02	$2.20	$2.58

Weighted-average Shares:
Basic	18,853	18,799	18,841	18,810
Diluted	19,086	19,169	19,111	19,208

Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42

Other comprehensive income (loss), net of tax	3,671	(3,281)	(7,616)	(5,851)
Comprehensive income, net of tax	$21,542	$16,349	$34,523	$43,708

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Cash Flows from Operating Activities
Net income	$42,139	$49,559
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	1,517	377
Deferred income taxes	7,838	1,089
Non-cash equity compensation	9,472	11,682
Depreciation and amortization	25,229	21,535
Facilities consolidation reserve	(214)	(204)
Amortization of debt issuance costs	557	380
Impairment of long-lived assets	—	1,728
Other adjustments, net	(2,278)	(1,110)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	2,842	(28,793)
Contract receivables	49,428	(39,711)
Prepaid expenses and other assets	1,084	(385)
Accounts payable	(65,044)	(5,052)
Accrued salaries and benefits	29,418	23,227
Accrued subcontractors and other direct costs	(7,622)	(16,895)
Accrued expenses and other current liabilities	(9,107)	(6,756)
Income tax receivable and payable	(4,380)	(4,134)
Other liabilities	14,292	(173)
Net Cash Provided by Operating Activities	95,171	6,364

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(12,910)	(20,686)
Payments for business acquisitions, net of cash acquired	(253,090)	(3,569)
Net Cash Used in Investing Activities	(266,000)	(24,255)

Cash Flows from Financing Activities
Advances from working capital facilities	946,201	545,539
Payments on working capital facilities	(736,645)	(500,963)
Payments on capital expenditure obligations	(1,712)	(1,621)
Debt issue costs	(2,093)	—
Proceeds from exercise of options	37	1,883
Dividends paid	(7,910)	(7,906)
Net payments for stock issuances and buybacks	(23,247)	(24,301)
Payments on business acquisition liabilities	(1,924)	—
Net Cash Provided by Financing Activities	172,707	12,631
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(123)	(274)

Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	1,755	(5,534)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	6,482	12,986
Cash, Cash Equivalents, and Restricted Cash, End of Period	$8,237	$7,452

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$11,331	$7,581
Income taxes	$11,138	$18,061
Non-cash investing and financing transactions:
Tenant improvements funded by lessor	$2,207	$—

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

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three and nine month periods ended September 30, 2020 and 2019 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2019 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2020 (the “Annual Report”).

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

Significant Accounting Policies

Goodwill

The Company tests for impairment, at a minimum, on an annual basis or earlier when certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. If there are significant decreases in its stock price for a sustained period or other unfavorable factors, the Company may be required to perform a goodwill impairment assessment, which may result in a recognition of goodwill impairment that could be material to the consolidated financial statements.

Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the long-lived asset being evaluated, a loss is recognized for any excess of the carrying amount over the fair value of the asset.  The Company recognized impairment expense, included in indirect and selling expenses, of $1.7 million in the second quarter of 2019 related to intangible assets associated with a historical business acquisition. There was no impairment recognized during the period ended September 30, 2020.

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

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The provisions of this ASU are elective and apply to all entities, subject to meeting certain criteria, that have debt or hedging contracts, among other contracts, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. Also, the Company can elect various optional expedients that would allow for the Company to continue to apply hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met, This guidance is effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

NOTE 2 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	September 30, 2020	December 31, 2019
Billed and billable	$235,431	$264,682
Allowance for doubtful accounts	(5,154)	(3,506)
Contract receivables, net	$230,277	$261,176

NOTE 3 – GOODWILL

The changes in the carrying amount of goodwill during the nine-months period ended September 30, 2020 were as follows:

Balance as of December 31, 2019	$719,934
Goodwill resulting from business combination – ITG	188,253
Effect of foreign currency translation	(1,188)
Balance as of September 30, 2020	$906,999

NOTE 4 – LONG-TERM DEBT

At September 30, 2020 and December 31, 2019, debt consisted of:

	September 30, 2020		December 31, 2019
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$195,000		$—
Revolving Credit		180,000		165,444
Total before debt issuance costs	2.53%	375,000	3.59%	165,444
Unamortized debt issuance costs		(2,720)		(1,183)
		$372,280		$164,261

Current portion of long-term debt		$10,000		$—
Long-term debt - non-current		362,280		164,261
		$372,280		$164,261

On March 3, 2020, the Company entered into the First Amendment (the “First Amendment”) to the Fifth Amended and Restated Business Loan and Security Agreement with a group of ten commercial banks (the “Credit Facility”). The First Amendment amended the Fifth Amended and Restated Business Loan and Security Agreement to, among other things, (i) add a new term loan facility in the original principal amount of $200.0 million; (ii) increase the swing line commitment amount by $25.0 million to $75.0 million; (iii) extend the maturity date; and (iv) modify certain definitions and certain covenants. As a result, the Credit Facility now consists of (i) a term loan facility of $200.0 million; (ii) a revolving line of credit of up to $600.0 million with additional revolving credit commitments of up to $300.0 million, subject to lenders’ approval (the “Accordion”); and (iii) a sub-limit of $75.0 million for swing line loans.  The Credit Facility matures on March 3, 2025.

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

The Credit Facility is collateralized by substantially all the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio of not more than 4.00 to 1.00 (subject to a step-up to 4.25 to 1.0 for a four quarter period following permitted acquisitions as defined under the Credit Facility) for each fiscal quarter. As of September 30, 2020, the Company had elected to step-up its leverage ratio covenant and was in compliance with its covenants under the Credit Facility.

As of September 30, 2020, the Company had $375.0 million long-term debt outstanding from the Credit Facility (including the term loan, exclusive of unamortized debt issuance costs), outstanding letters of credit totaling $2.9 million, net derivative obligations of $10.4 million and unused borrowing capacity of $417.1 million under the Credit Facility (excluding the Accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the Accordion and the term loan) was $245.1 million as of September 30, 2020.

Future scheduled repayments of debt principal are as follows:

	Payments due by September 30,
	2021	2022	2023	2024	2025	Thereafter	Total
Term Loan	$10,000	$10,000	$12,500	$15,000	$147,500	$—	$195,000
Revolving Credit	—	—	—	—	180,000	—	180,000
Total	$10,000	$10,000	$12,500	$15,000	$327,500	$—	$375,000

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

Operating leases consisted of the following at September 30, 2020 and December 31, 2019:

	September 30, 2020	December 31, 2019
Real estate facilities	$160,299	$162,150
Office equipment	1,898	1,595
Other	496	935
	162,693	164,680
Amortization of right-of-use assets	(24,111)	(30,715)
Total operating lease right-of-use assets	$138,582	$133,965

Rent expense is recognized on a straight-line basis over the lease term.  Rent expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating lease costs	$9,605	$9,256	$28,375	$26,762
Short-term lease costs	276	552	1,149	1,555
Variable lease costs	1	(180)	2	4
Total rent expense	$9,882	$9,628	$29,526	$28,321

Future minimum lease payments under non-cancellable leases as of September 30, 2020 were as follows:

September 30, 2021	$38,064
September 30, 2022	39,286
September 30, 2023	24,641
September 29, 2024	18,646
September 29, 2025	13,881
Thereafter	40,376
Total future minimum lease payments	174,894
Less: Interest	(17,339)
Total operating lease liabilities	$157,555

Operating lease liabilities - current	$33,581
Operating lease liabilities - non-current	123,974
Total operating lease liabilities	$157,555

Other information related to operating leases is as follows:

	September 30, 2020	September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$29,248	$27,772
Right-of-use assets obtained in exchange for new operating lease liabilities	$29,581	$28,763
Weighted-average remaining lease term - operating leases	6.0	5.3
Weighted-average discount rate - operating leases	3.4%	3.7%

At September 30, 2020, the Company had an additional operating lease that had not yet commenced with a potential lease liability of $117.4 million.  The operating lease with lease a term of 17 years, is anticipated to commence in 2022 when the Company takes possession of the property upon completion of buildouts.

NOTE 6 – OTHER COMPREHENSIVE (LOSS) INCOME AND ACCUMULATED OTHER COMPREHENSIVE LOSS

Other comprehensive (loss) income includes foreign currency translation adjustments arising from the conversion of financial statements of foreign subsidiaries into U.S. dollars, the amortization of the gain on the sale of an interest rate hedge agreement, and the change in the fair value of current interest rate hedge agreements. Components of accumulated other comprehensive loss as of September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30, 2020
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at June 30, 2020	$(15,209)	$1,368	$(9,590)	$(23,431)
Current period other comprehensive (loss) income:
Other comprehensive income before reclassifications	3,881	—	(45)	3,836
Amounts reclassified from accumulated other comprehensive income (3)	—	(180)	909	729
Effect of taxes (4)	(714)	47	(227)	(894)
Total current period other comprehensive (loss) income	3,167	(133)	637	3,671
Accumulated other comprehensive (loss) income at September 30, 2020	$(12,042)	$1,235	$(8,953)	$(19,760)

	Three Months Ended September 30, 2019
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at June 30, 2019	$(14,055)	$1,898	$(2,964)	$(15,121)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(2,858)	—	(746)	(3,604)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(180)	90	(90)
Effect of taxes (4)	196	47	170	413
Total current period other comprehensive (loss) income	(2,662)	(133)	(486)	(3,281)
Accumulated other comprehensive (loss) income at September 30, 2019	$(16,717)	$1,765	$(3,450)	$(18,402)

	Nine Months Ended September 30, 2020
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2019	$(10,995)	$1,634	$(2,783)	$(12,144)
Current period other comprehensive (loss) income:
Other comprehensive income (loss) before reclassifications	(940)	—	(10,200)	(11,140)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(540)	1,832	1,292
Effect of taxes (4)	(107)	141	2,198	2,232
Total current period other comprehensive (loss) income	(1,047)	(399)	(6,170)	(7,616)
Accumulated other comprehensive (loss) income at September 30, 2020	$(12,042)	$1,235	$(8,953)	$(19,760)

	Nine Months Ended September 30, 2019
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2018	$(14,168)	$2,164	$(547)	$(12,551)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(2,582)	—	(4,083)	(6,665)
Amounts reclassified from accumulated other comprehensive income (3)	—	(540)	144	(396)
Effect of taxes (4)	33	141	1,036	1,210
Total current period other comprehensive (loss) income	(2,549)	(399)	(2,903)	(5,851)
Accumulated other comprehensive (loss) income at September 30, 2019	$(16,717)	$1,765	$(3,450)	$(18,402)

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

(4)

The Company’s effective tax rate for the three months ended September 30, 2020 and 2019 was 27.2% and 23.6%, respectively, and 25.7% and 23.2% for the nine months ended September 30, 2020 and 2019, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2020	18,849	$23	$354,200	$563,322	4,289	$(189,011)	$(23,431)	$705,103
Net income	—	—	—	17,871	—	—	—	17,871
Other comprehensive income	—	—	—	—	—	—	3,671	3,671
Equity compensation	—	—	3,128	—	—	—	—	3,128
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of shares pursuant to vesting of restricted stock units	12	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(3)	—	—	—	3	(223)	—	(223)
Dividends declared	—	—	—	(2,639)	—	—	—	(2,639)
Balance at September 30, 2020	18,858	$23	$357,328	$578,554	4,292	$(189,234)	$(19,760)	$726,911

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2019	18,758	$23	$335,345	$511,095	3,975	$(164,705)	$(15,121)	$666,637
Net income	—	—	—	19,630	—	—	—	19,630
Other comprehensive loss	—	—	—	—	—	—	(3,281)	(3,281)
Equity compensation	—	—	3,817	—	—	—	—	3,817
Exercise of stock options	46	—	1,464	—	—	—	—	1,464
Issuance of shares pursuant to vesting of restricted stock units	9	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(2)	—	—	—	2	(143)	—	(143)
Dividends declared	—	—	—	(2,622)	—	—	—	(2,622)
Balance at September 30, 2019	18,811	$23	$340,626	$528,103	3,977	$(164,848)	$(18,402)	$685,502

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2019	18,868	$23	$346,795	$544,840	3,978	$(164,963)	$(12,144)	$714,551
Net income	—	—	—	42,139	—	—	—	42,139
Other comprehensive income	—	—	—	—	—	—	(7,616)	(7,616)
Equity compensation	—	—	9,472	—	—	—	—	9,472
Exercise of stock options	1	—	37	—	—	—	—	37
Issuance of shares pursuant to vesting of restricted stock units	303	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(314)	—	1,024	—	314	(24,271)	—	(23,247)
Cumulative-effect adjustment for adoption of accounting principle	—	—	—	(513)	—	—	—	(513)
Dividends declared	—	—	—	(7,912)	—	—	—	(7,912)
Balance at September 30, 2020	18,858	$23	$357,328	$578,554	4,292	$(189,234)	$(19,760)	$726,911

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2018	18,817	$22	$326,208	$486,442	3,629	$(139,704)	$(12,551)	$660,417
Net income	—	—	—	49,559	—	—	—	49,559
Other comprehensive loss	—	—	—	—	—	—	(5,851)	(5,851)
Equity compensation	—	—	11,682	—	—	—	—	11,682
Exercise of stock options	58	—	1,893	—	—	—	—	1,893
Issuance of shares pursuant to vesting of restricted stock units	272	1	—	—	—	—	—	1
Net payments for stock issuances and buybacks	(336)	—	843	—	348	(25,144)	—	(24,301)
Dividends declared	—	—	—	(7,898)	—	—	—	(7,898)
Balance at September 30, 2019	18,811	$23	$340,626	$528,103	3,977	$(164,848)	$(18,402)	$685,502

NOTE 8 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the nine months ended September 30, 2020 and 2019:

	2020		2019
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$6,482	$8,237	$11,694	$7,452
Restricted cash - non-current	—	—	1,292	—
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$6,482	$8,237	$12,986	$7,452

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

Changes in the three and nine months ended September 30, 2020 compared to the prior year period were primarily from the increase of revenue in the health, education, and social programs client market as a result of additional work performed for U.S. government clients, including the ITG acquisition, offset by decreases in revenue from the commercial clients primarily in the consumer and financial services, and decreases in the U.S. state and local clients in the energy, environment, and infrastructure client markets. Similarly, for the three and nine months ended September 30, 2020 revenue from time-and-materials and fixed price contracts decreased while revenue from cost-based contracts increased compared to the prior year period.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, and infrastructure	$148,286	41%	$170,640	46%	$451,404	42%	$485,925	45%
Health, education, and social programs	159,508	44%	143,433	38%	457,553	43%	408,712	38%
Safety and security	29,281	8%	29,416	8%	89,978	8%	88,249	8%
Consumer and financial services	23,240	7%	30,429	8%	73,605	7%	99,003	9%
Total	$360,315	100%	$373,918	100%	$1,072,540	100%	$1,081,889	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$175,093	49%	$148,339	40%	$501,496	47%	$421,696	39%
U.S. state and local government	51,589	14%	71,505	19%	170,617	16%	209,993	19%
International government	20,299	6%	28,003	7%	61,421	6%	86,839	8%
Total Government	246,981	69%	247,847	66%	733,534	69%	718,528	66%
Commercial	113,334	31%	126,071	34%	339,006	31%	363,361	34%
Total	$360,315	100%	$373,918	100%	$1,072,540	100%	$1,081,889	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$168,458	47%	$183,872	49%	$505,185	47%	$506,183	47%
Fixed price	134,980	37%	135,720	36%	391,888	37%	417,016	38%
Cost-based	56,877	16%	54,326	15%	175,467	16%	158,690	15%
Total	$360,315	100%	$373,918	100%	$1,072,540	100%	$1,081,889	100%

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed often due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing. The net contract assets (liabilities) as of September 30, 2020 decreased by $1.5 million as compared to December 31, 2019. The decrease in net contract assets (liabilities) is primarily due to a decline in work in the consumer and financial services and energy, environmental, and infrastructure client markets offset by increased work in the health, education, and social programs client market. There were no material changes to contract balances due to impairments during the period. As of September 30, 2020, the Company recognized $24.3 million in revenue related to the contract liabilities balance at December 31, 2019.

	September 30, 2020	December 31, 2019	$ Change	% Change
Contract assets	$139,860	$142,337	$(2,477)	-1.7%
Contract liabilities	(36,473)	(37,413)	940	(2.5%)
Net contract assets (liabilities)	$103,387	$104,924	$(1,537)	-1.5%

Performance Obligations:

The Company had $1.7 billion in unfulfilled performance obligations as of September 30, 2020, which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts and were generally valued using an estimated cost-plus margin approach, with variable consideration being estimated at the most likely amount.  The Company expects to satisfy these performance obligations, on average, in one to two years.

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

A summary of interest rate swap derivatives designated as cash flow hedges as of September 30, 2020 are as follows:

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

NOTE 11 – INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2020 and 2019 was 27.2% and 23.6%, respectively, and 25.7% and 23.2% for the nine months ended September 30, 2020 and 2019, respectively.

The Company is subject to federal income tax as well as taxes in various state, local and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s 2017 through 2019 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state, local and foreign tax returns also remain open under the applicable statute of limitations and are subject to examination for the tax years from 2016 to 2019.

The total amount of unrecognized tax benefits as of September 30, 2020 and 2019, was $0.3 million and $0.2 million, respectively, resulting from tax positions taken in a prior period.  Included in the balance as of September 30, 2020 and 2019, were $0.3 million and $0.2 million, respectively, of tax positions that, if recognized, would impact the effective tax rate.

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company had approximately $0.1 million and $0.1 million of accrued penalty and interest at September 30, 2020 and 2019, respectively.

The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

In response to the COVID-19 pandemic, the U.S. federal, state and local governments, as well as numerous foreign governments, have enacted tax-related relief programs to provide both direct and indirect tax assistance in the form of tax subsidies, exemptions, deferrals and credits.  The Company is continuously analyzing these programs as they are introduced in order to determine our eligibility and the risks and benefits of participation.

During the quarter ended September 30, 2020, the Company elected to participate in several COVID-19 tax-relief programs for which it was eligible. For example,  pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, the Company exercised the option to defer payment of the employer portion of the Social Security tax, with 50% to be repaid by December 31, 2021 and the remainder by December 31, 2022.  The Company deferred payment of approximately $13.5 million of employer Social Security taxes during the nine-months ended September 30, 2020.  The deferred payments are included in accrued expenses and other long-term liabilities.

NOTE 12 – ACCOUNTING FOR STOCK COMPENSATION

On April 4, 2018, the Company’s board of directors approved the 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”), which was subsequently approved by the stockholders and became effective on May 31, 2018 (the “Effective Date”). The 2018 Omnibus Plan replaced the previous 2010 Omnibus Incentive Plan (the “Prior Plan”).

On or after the Effective Date, the 2018 Omnibus Plan (as amended in May 2020) allows the Company to grant 1,600,000 shares using stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance share awards (“PSAs”), and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 101,901 as of September 30, 2020, remain subject to its terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date. As of September 30, 2020, the Company had approximately 1,112,118 shares available for grant under the 2018 Omnibus Plan. The 2018 Omnibus Plan also gives the Company the ability to issue cash-settled RSUs (“CSRSUs”). The CSRSUs have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share calculations.

During the nine months ended September 30, 2020, the Company granted to its employees 166,807 shares in the form of RSUs with an average grant date fair value of $57.89, and the equivalent value of 129,179 shares in the form of CSRSUs with an average grant date fair value of $59.69. During the nine months ended September 30, 2020, the Company also granted 55,264 shares in the form of PSAs to its employees with a grant date fair value of $58.76 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2020 have a performance period from January 1, 2020 through December 31, 2022 and the performance conditions are consistent with the PSAs granted in prior years.

The Company recognized stock-based compensation expense of $4.5 million and $6.5 million for the three months ended September 30, 2020 and 2019, respectively. Unrecognized compensation expense of approximately $15.1 million as of September 30, 2020 related to unsettled RSUs is expected to be recognized over a weighted-average period of 1.9 years. The unrecognized compensation expense related to CSRSUs totaled approximately $8.4 million at September 30, 2020 and is expected to be recognized over a weighted-average period of 2.0 years. Unrecognized compensation expense related to PSAs of approximately $3.0 million as of September 30, 2020 is expected to be recognized over a weighted-average period of 1.3 years.

NOTE 13 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	September 30, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$9	$—	$9	Prepaid expenses and other assets
Deferred compensation investments in cash surrender life insurance	—	15,117	—	15,117	Other assets
Total	$—	$15,126	$—	$15,126

Liabilities:
Deferred compensation plan liabilities	$—	$15,299	$—	$15,299	Other long-term liabilities
Interest rate swaps	—	12,179	—	12,179	Other long-term liabilities
Total	$—	$27,478	$—	$27,478

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$733	$—	$733	Prepaid expenses and other assets
Deferred compensation investments in cash surrender life insurance	—	15,020	—	15,020	Other assets
Total	$—	$15,753	$—	$15,753

Liabilities:
Deferred compensation plan liabilities	$—	$14,855	$—	$14,855	Other long-term liabilities
Interest rate swaps	—	3,811	—	3,811	Other long-term liabilities
Total	$—	$18,666	$—	$18,666

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

The acquisition was accounted for under the purchase method. The preliminary allocation of the total purchase price to the tangible and intangible assets and liabilities of ITG is based on management’s preliminary estimate of fair value as of the acquisition date and is subject to revision until the purchase price adjustments and valuations of intangible assets and goodwill are finalized. The Company engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and to other acquired intangible assets. The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $235.6 million. The Company has allocated approximately $188.3 million to goodwill and $47.3 million to other intangible assets. The goodwill recorded as part of the acquisition primarily reflects the value of providing an established platform to leverage the Company’s existing digital interactive technologies and domain expertise, synergies expected to arise from providing end-to-end customer solutions to a combined client-base across all channels, as well as any intangible assets that do not qualify for separate recognition. The weighted average amortization period for the amount allocated to other intangible assets in total is 5.7 years from the acquisition date. The intangible assets consist of approximately $46.4 million of customer-related intangibles that are being amortized over 6.9 years from the acquisition date and $0.9 million of marketing-related intangibles that are being amortized over 0.9 years from the acquisition date. The ITG acquisition is treated as a deemed asset purchase for income tax purposes; therefore, goodwill and amortization of other intangibles created via this acquisition will be amortized for income tax purposes over 15 years.

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

As of September 30, 2020, the PSAs granted during the year ended December 31, 2018 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2019 and during the nine months ended September 30, 2020 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.  For the three months ended September 30, 2020 there were 452 weighted-average shares excluded from the calculation of EPS because they were anti-dilutive.  For the nine months ended September 30, 2020, there were 19,386 weighted-average shares were excluded because they were anti-dilutive. The anti-dilutive shares were associated with RSUs. There were no shares excluded for the three and nine months ended September 30, 2019.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net Income	$17,871	$19,630	$42,139	$49,559

Weighted-average number of basic shares outstanding during the period	18,853	18,799	18,841	18,810
Dilutive effect of stock options, RSUs, and performance shares	233	370	270	398
Weighted-average number of diluted shares outstanding during the period	19,086	19,169	19,111	19,208

Basic earnings per share	$0.95	$1.04	$2.24	$2.63
Diluted earnings per share	$0.94	$1.02	$2.20	$2.58

NOTE 16 – SHARE REPURCHASE PROGRAM

The Company’s share repurchase program previously allowed for share repurchases in the aggregate up to $100.0 million under share repurchase plans approved by the board of directors pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.  On March 13, 2020, the Company terminated the Rule 10b5-1 plan element of the share repurchase program. The Credit Facility permits unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.50 to 1.00. As of September 30, 2020, $51.4 million remained available for share repurchases under the program.

NOTE 17 – SUBSEQUENT EVENTS

Dividend

On November 5, 2020, the Company’s board of directors approved a $0.14 per share cash dividend.  The dividend will be paid on January 12, 2021 to shareholders of record as of the close of business on December 11, 2020.

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

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to the Program’s grant recipients, and separately supplemented the amount of recovery it sought in total to approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016. The State of Louisiana broadly alleges and sought recoupment for the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD. In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the previously filed judicial proceeding.  The Company continues to believe that this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of September 30, 2020.

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

Impacts of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization characterized the novel strain of coronavirus disease COVID-19 as a global pandemic. There is significant uncertainty as to the effects of this pandemic on the global economy, which in turn may impact, among other things, our operations, balance sheet, results of operations or cash flows. Adverse events such as health-related concerns about working in our offices, the inability to travel, the potential impact on our employees, clients, subcontractors and other suppliers and business partners, a slow-down in customer decision-making that affects procurement cycles, a reprioritization of client spending, and other matters affecting the general work and business environment have harmed, and could continue to harm, our business and delay the implementation of our business strategy. We cannot anticipate all the ways in which the current global health crisis, economic slowdown and financial market conditions could adversely impact our business in the future. Although we cannot predict with certainty the impact of the COVID-19 pandemic, the longer the duration of the event, the more likely it is that it could have an adverse effect on our business, financial position, results of operations and/or cash flows.

We are primarily a service business, and our staffing, and that of our subcontractors, has been maintained, substantially on a work from home basis, fortunately with little COVID-19 illness among our staff. To date we have experienced continuity in the majority of our work for our government clients, which accounted for approximately 69 percent of our revenues for the nine months ended September 30, 2020. There have been postponements of events and challenges around some project work requiring travel, but overall, our government clients have continued to require our services. We are unable to predict whether, and to what extent, this trend will continue.  It would be reasonable to expect some deterioration of certain client activities due to COVID-19, including the significant government spending directed at COVID-19 and its effect on health and the economy and government spending priorities, but there is also the possibility of additional demand from federal agencies such as the Center for Disease Control and Prevention, the Department of Health and Human Services, and the Federal  Emergency Management Agency, as well as state and local and international government agencies.

Of the remaining 31 percent of our total revenue for the nine months ended September 30, 2020, the majority was generated from commercial energy markets and commercial marketing services, each of which represented roughly half of that total. In commercial energy, where we work primarily for utility clients, we have experienced trends similar to those with our government clients, although some aspects of energy efficiency programs have been put on hold as they involve direct interaction with consumers. In our commercial marketing services, a key component of our business is our industry-leading loyalty platform, where we have long-term implementation contracts, and we believe our clients, many of which are in the hospitality space, will continue to stay engaged with their most loyal customers. The other parts of commercial marketing services, which include public event management and marketing technology were impacted based on the restriction upon travel worldwide and the deferral or cancellation of marketing events. As a result, we are monitoring that business area closely. These elements of commercial marketing services represented less than 12 percent of our total Company-wide revenues for the nine months ended September 30, 2020.

We are monitoring the evolving situation related to the COVID-19 pandemic and we continue to work with our stakeholders to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. To protect employee health and safety while COVID-19 remains a threat, we plan to continue to deliver a majority of our services to clients remotely for the foreseeable future and continue to evaluate our return to office plans. While the Coronavirus Aid, Relief and Economic Security (“CARES”) Act contains a provision that allows federal contractors to seek specified reimbursement for certain employees who are unable to perform their contract requirements due to government restrictions, we believe we have limited claims under the CARES Act, and reimbursements are also subject to limitations and do not extend past September 30, 2020. Additionally, the Company exercised the option to defer payment of the employer portion of the Social Security tax, with 50% to be repaid by December 31, 2021 and the remainder by December 31, 2022.  The Company deferred payment of approximately $13.5 million of employer Social Security taxes during the nine months ended September 30, 2020.

As part of management actions to counter the impact of COVID-19, we continue to align our costs with anticipated revenues. In the U.S. and in our international operations, we have used staff reductions, furloughs, and other temporary wage reduction programs in response to the pandemic. The Company is currently participating in several international government subsidy programs whose objective is to encourage eligible companies to keep employees on the payroll during the COVID-19 pandemic. A requirement of these subsidies is that the Company is to continue to employ the identified employees who might otherwise have been impacted by a reaction to COVID-19. The subsidies are limited in the amount and time in which payroll costs are covered.

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

Notwithstanding the impact of COVID-19 we believe that, in the long-term, demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about: clean energy and energy efficiency; health promotion, treatment, and cost control; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Harvey, Irma, Maria, and Michael) that devastated communities in Texas, Florida, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts.  We believe our prior and current experience with disaster relief and rebuild efforts, including those from Hurricanes Maria, Katrina and Rita, and Superstorm Sandy, put us in a favorable position to continue to provide recovery assistance, housing, and environmental and infrastructure solutions on behalf of federal departments and agencies, state and local governments, and regional agencies.

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

Although we continue to see favorable long-term market opportunities, there are certain business challenges facing all government service providers. Administrative and legislative actions by the federal government to address changing priorities or in response to the budget deficit could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. Similarly, while disaster recovery work efforts are funded by the federal government, the very nature of opportunities arising out of disaster recovery mean they can involve unusual challenges.  Factors such as the overall stress on communities and people affected by disaster recovery situations, political complexities and challenges among involved government agencies, and a higher than normal risk of audits and investigations, may result in a reduction to our revenue and profit and adversely affect cash flow.  However, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the federal government, as well as to state and local and international governments and commercial clients.

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

Goodwill and Other Intangible Assets

It is our policy to test for impairment, at a minimum, on an annual basis or earlier when certain events or changes in circumstances indicate that goodwill may more likely than not be impaired. We are monitoring the impacts of COVID-19 on the fair value of goodwill. Although we currently do not anticipate any impairments to goodwill as a result of COVID-19, future changes in the expectations as to the impact on our operations, financial performance and cash flows related to the intangible assets and goodwill could cause these assets to be impaired.

The Company reviews its long-lived assets, including property and equipment and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the asset, a loss is recognized for any excess of the carrying amount over the fair value of the asset. The Company recognized impairment expense, included in indirect and selling expenses, of $1.7 million in the second quarter of 2019 related to an intangible asset associated with a historical business acquisition. There was no impairment recognized during the period ended September 30, 2020.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended September 30,				Three Months Ended
	Dollars		Percentages		September 30, 2019 and 2020
(dollars in thousands)	2020	2019	2020	2019	Dollars	Percent
Revenue	$360,315	$373,918	100.0%	100.0%	$(13,603)	(3.6%)
Direct Costs	223,288	238,158	62.0%	63.7%	(14,870)	(6.2%)
Operating Costs and Expenses:
Indirect and selling expenses	100,123	100,130	27.8%	26.8%	(7)	—
Depreciation and amortization	5,143	5,035	1.4%	1.3%	108	2.1%
Amortization of intangible assets	3,511	1,931	1.0%	0.5%	1,580	81.8%
Total Operating Costs and Expenses	108,777	107,096	30.2%	28.6%	1,681	1.6%
Operating Income	28,250	28,664	7.8%	7.7%	(414)	(1.4%)
Interest expense	(3,488)	(2,824)	(1.0%)	(0.8%)	(664)	23.5%
Other loss	(223)	(141)	—	—	(82)	58.2%
Income before Income Taxes	24,539	25,699	6.8%	6.9%	(1,160)	(4.5%)
Provision for Income Taxes	6,668	6,069	1.9%	1.6%	599	9.9%
Net Income	$17,871	$19,630	4.9%	5.3%	$(1,759)	(9.0%)

Revenue. Revenue for the three months ended September 30, 2020 was $360.3 million, compared to $373.9 million for the three months ended September 30, 2019, representing a decrease of $13.6 million or 3.6%. The decrease in revenue was attributable to a $12.7 million decrease in revenue from our commercial clients and a $0.9 million decrease in government client revenue. Some of these commercial clients perform work in travel-related markets and have been impacted by the COVID-19 pandemic. The decrease in government client revenue was the result of a $19.9 million decrease in revenue from our state and local government contracts, primarily due to decreases in the energy, environment and infrastructure client market in response to hurricane relief and recovery efforts, and a $7.7 million decrease in our international government clients partially offset by $26.7 million increase in revenue from our federal government clients, including clients from our ITG acquisition.

Direct Costs. Direct costs for the three months ended September 30, 2020 were $223.3 million compared to $238.2 million for the three months ended September 30, 2019, a decrease of $14.9 million or 6.2%. The decrease in direct costs was attributable to a $21.1 million decrease in subcontractor and other direct costs, partially offset by an $6.2 million increase in direct labor and associated fringe benefits. Subcontractor and other direct costs for the three months ended September 30, 2020 were 42.8% of direct costs compared to 49.0% for the three months ended September 30, 2019. The decrease in subcontractor and other direct costs is primarily due to the decline in our state and local government contracts and our commercial client revenue, and a general decline in travel costs required to perform client work, offset by an increase in subcontractor and other direct costs from our federal government clients. Direct labor and fringe benefits for the three months ended September 30, 2020 was 57.2% of direct costs compared to 51.0% for the three months ended September 30, 2019. The increase in direct labor and fringe benefits is primarily due to our federal government clients, including clients from our ITG acquisition, partially offset by a decline in direct labor and fringe benefit costs from our state and local government contracts and our commercial clients. The direct labor and fringe benefits from commercial clients declined both through the client demands and by the use of foreign government subsidies. Direct costs as a percent of revenue decreased to 62.0% for the three months ended September 30, 2020, compared to 63.7% for the three months ended September 30, 2019. Because subcontractor and other direct costs do not yield a margin comparable to direct labor and fringe benefits, the decline in subcontractor and other direct costs and the increase in direct labor and fringe benefits resulted in a reduction in direct costs as a percentage of revenue and an improvement in the gross margin.

Indirect and selling expenses. Indirect and selling expenses for the three months ended September 30, 2020 was $100.1 million compared to $100.1 million for the three months ended September 30, 2019. Indirect costs were flat as decreases in travel-related costs, the decline in our use of contract labor costs and the decline in non-labor related administrative costs, partially offset by an increase in indirect labor and fringe expenses, including our ITG acquisition, to support the anticipated growth in revenue. Indirect and selling expenses as a percent of revenue increased to 27.8% for the three months ended September 30, 2020, compared to 26.8% for the three months ended September 30, 2019.

Depreciation and amortization. Depreciation and amortization was $5.1 million for the three months ended September 30, 2020 compared to $5.0 million for the three months ended September 30, 2019. The increase in depreciation and amortization is the result of the depreciation of leasehold improvements acquired as part of the ITG acquisition, partially offset by the reduction in depreciation on leases that terminated during the three months ended September 30, 2019.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2020 was $3.5 million compared to $1.9 million for the three months ended September 30, 2019. The $1.6 million increase was primarily due to an increase in the amortization of the $47.3 million of intangible assets from the ITG acquisition, partially offset by reduced levels of amortization of intangible assets associated with prior acquisitions.

Operating Income. Operating income was $28.3 million for the three months ended September 30, 2020 compared to $28.7 million for the three months ended September 30, 2019, a decrease of $0.4 million or 1.4%. The decrease in operating income was largely due to an increase of amortization of intangible assets, offset by an increase in the gross margin of work performed. Operating income as a percentage of revenue increased to 7.8% for the three months ended September 30, 2020, compared to 7.7% for the three months ended September 30, 2019.

Interest expense. For the three months ended September 30, 2020 and 2019, interest expense was $3.5 million and $2.8 million resulting in an increase of $0.7 million, or 23.5%. The increase in interest expense was due to higher average debt balances, primarily due to the financing of the ITG acquisition, partially offset by lower average interest rates for the three months ended September 30, 2020 compared to the three months ended September 30, 2019.

Other income (expense). For the three months ended September 30, 2020, other expense was $0.2 million compared to other expense of $0.1 million for the three months ended September 30, 2019.

Provision for Income Taxes. For the three months ended September 30, 2020, income tax expense was $6.7 million compared to $6.1 million for the three months ended September 30, 2019, an increase of $0.6 million. The effective income tax rate for the three months ended September 30, 2020 and 2019 was 27.2% and 23.6%, respectively.  The increase in the effective income tax rate was primarily due to a decrease in non-taxable income on certain investments in 2020 compared with 2019, partially offset by reduced expenses not deductible for income tax purposes in the three months ended September 30, 2020 and 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Nine Months Ended September 30,				Nine Months Ended
	Dollars		Percentages		September 30, 2019 and 2020
(dollars in thousands)	2020	2019	2020	2019	Dollars	Percent
Revenue	$1,072,540	$1,081,889	100.0%	100.0%	$(9,349)	(0.9%)
Direct Costs	677,311	689,160	63.2%	63.7%	(11,849)	(1.7%)
Operating Costs and Expenses:
Indirect and selling expenses	302,649	298,099	28.2%	27.6%	4,550	1.5%
Depreciation and amortization	15,386	15,392	1.4%	1.4%	(6)	—
Amortization of intangible assets	9,843	6,143	0.9%	0.6%	3,700	60.2%
Total Operating Costs and Expenses	327,878	319,634	30.5%	29.6%	8,244	2.6%
Operating Income	67,351	73,095	6.3%	6.7%	(5,744)	(7.9%)
Interest expense	(10,921)	(8,211)	(1.0%)	(0.7%)	(2,710)	33.0%
Other income (expense)	316	(367)	—	—	683	(186.1%)
Income before Income Taxes	56,746	64,517	5.3%	6.0%	(7,771)	(12.0%)
Provision for Income Taxes	14,607	14,958	1.4%	1.4%	(351)	(2.3%)
Net Income	$42,139	$49,559	3.9%	4.6%	$(7,420)	(15.0%)

Revenue. Revenue for the nine months ended September 30, 2020 was $1,072.5 million, compared to $1,081.9 million for the nine months ended September 30, 2019, representing a decrease of $9.3 million or 0.9%. The decrease was attributable to a $24.3 million decrease in our commercial clients offset by a $15.0 million increase in government revenue. The decrease in commercial revenue was primarily due to a $25.4 million decrease in our consumer and financial services market clients as some of the commercial clients perform work in travel-related markets and have been impacted by the COVID-19 pandemic. The increase in government clients was the result of a $79.8 million increase in revenue from our federal clients, including clients from our ITG acquisition, offset by a $39.4 million decrease in our state and local government contracts, primarily because of decreases in the energy, environment and infrastructure client market in response to hurricane relief and recovery efforts, and a decrease of $25.4 million in our international government client work.

Direct Costs. Direct costs for the nine months ended September 30, 2020 was $677.3 million compared to $689.2 million for the nine months ended September 30, 2019, a decrease of $11.8 million or 1.7%. The decrease in direct costs was attributable to $39.8 million decrease in subcontractor and other direct costs partially offset by an increase of $27.9 million in direct labor and associated fringe benefits costs.  The decrease in subcontractor and other costs is due to the decline in revenues of contracts reliant upon subcontractor and other direct costs, such as the hurricane relief and recovery efforts and marketing services. The direct labor and fringe benefits increase is the result of an increase in our federal government revenues, as discussed above, partially offset by the decline in direct labor due to declines in our international government clients and our commercial clients. Direct costs as a percent of revenue decreased to 63.2% for the nine months ended September 30, 2020, compared to 63.7% for the nine months ended September 30, 2019. Because subcontractor and other direct costs do not yield a comparable margin to direct labor and fringe benefits, the decline in subcontractor and other direct costs, partially offset by decrease in direct labor and fringe benefits from our international government clients and our commercial clients, resulted in a reduction in direct costs as a percentage of revenue and an improvement in the gross margin,

Indirect and selling expenses. Indirect and selling expenses for the nine months ended September 30, 2020 were $302.6 million compared to $298.1 million for the nine months ended September 30, 2019, an increase of $4.5 million or 1.5%. The increase in indirect and selling expenses was primarily due to an increase in indirect labor and fringe of $13.0 million, offset by a decrease in general and administrative costs of $8.5 million. The increase in indirect labor is due to the general increase in labor year over year, and additional severance from our internal restructuring. The decrease in general and administrative costs included a reduction of travel related expenses of $6.6 million in the current year expenses related to the $1.7 million impairment of intangible assets in the prior year, the decrease in our use of contract labor in the current year, and the decline in non-labor related administrative costs in the current year, partially offset by increased costs in the current year to invest in our internal infrastructure and processes and an increase in professional fees and insurance costs associated with our acquisition activities. Indirect and selling expenses as a percent of revenue increased to 28.2% for the nine months ended September 30, 2020, compared to 27.6% for the nine months ended September 30, 2019.

Depreciation and amortization. Depreciation and amortization was $15.4 million for the nine months ended September 30, 2020 compared to $15.4 million for the nine months ended September 30, 2019. Depreciation and amortization was flat due to an increase as a result of amortization of leasehold improvements acquired as part of the ITG acquisition which was offset by a decrease in depreciation and amortization as a result of accelerated depreciation of leasehold improvements on leases that terminated during the nine months ended September 30, 2019.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2020 was $9.8 million compared to $6.1 million for the nine months ended September 30, 2019. The $3.7 million increase was primarily due to an increase in the amortization of $47.3 million of intangible assets related to the ITG acquisition, partially offset by reduced levels of amortization of intangible assets associated with prior acquisitions.

Operating Income. Operating income was $67.4 million for the nine months ended September 30, 2020 compared to $73.1 million for the nine months ended September 30, 2019, a decrease of $5.7 million or 7.9%. Operating income as a percentage of revenue decreased slightly to 6.3% for the nine months ended September 30, 2020, compared to 6.7% for the same period in 2019. The changes were largely due to an increase in indirect and selling expenses and an increase in amortization of intangible assets partially offset by an improvement in the gross margin on the revenue performed.

Interest expense. For the nine months ended September 30, 2020 and 2019, interest expense was $10.9 million and $8.2 million, an increase of $2.7 million or 33.0%. The higher interest expense for the nine months ended September 30, 2020 was due to higher weighted average debt balances, primarily due to the financing of the ITG acquisition, partially offset by lower average interest rates for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019.

Other income (expense). For the nine months ended September 30, 2020 other income was $0.3 million compared to other expense of $0.4 million for the nine months ended September 30, 2019. The change was primarily due to net unrealized and realized foreign currency gains, net of the change in the value of foreign currency swaps, for the nine months ended September 30, 2020 compared to net unrealized and realized foreign currency losses, net of the change in the value of foreign currency swaps, for the nine months ended September 30, 2019.

Provision for Income Taxes. For the nine months ended September 30, 2020, income tax expense was $14.6 million compared to $15.0 million for the nine months ended September 30, 2019, a decrease of $0.4 million, and the effective income tax rate for the nine months ended September 30, 2020 and 2019 was 25.7% and 23.2%, respectively. The increase in the effective income tax rate was primarily due to a decrease in non-taxable income on certain investments in 2020 compared with 2019 partially offset by reduced expenses not deductible for income tax purposes in the nine months ended September 30, 2020 and 2019.

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

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Revenue	$360,315	$373,918	$1,072,540	$1,081,889
Subcontractor and other direct costs	(95,592)	(116,710)	(291,217)	(330,990)
Service revenue	$264,723	$257,208	$781,323	$750,899

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated. Certain immaterial amounts in the prior year have been revised to conform with the current presentation of Adjusted EBITDA:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2020	2019	2020	2019
Net income	$17,871	$19,630	$42,139	$49,559
Other expense (income)	223	141	(316)	367
Interest expense	3,488	2,824	10,921	8,211
Provision for income taxes	6,668	6,069	14,607	14,958
Depreciation and amortization	8,654	6,966	25,229	21,535
EBITDA	36,904	35,630	92,580	94,630
Adjustment related to impairment of intangible assets (1)	—	—	—	1,728
Special charges related to acquisitions (2)	11	—	1,953	—
Special charges related to severance for staff realignment (3)	847	166	3,695	1,321
Special charges related to facilities consolidations, office closures, and our future corporate headquarters (4)	—	194	—	263
Adjustment related to bad debt reserve (5)	—	—	—	(782)
Total special charges	858	360	5,648	2,530
Adjusted EBITDA	$37,762	$35,990	$98,228	$97,160

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
(3)

Special charges related to severance for staff realignment: These costs are mainly due to involuntary employee termination benefits for our officers, groups of employees who have been notified that they will be terminated as part of a consolidation or reorganization or, to the extent that the costs are not included in the previous two categories, involuntary employee termination benefits for employees who have been terminated as a result of COVID-19.

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

The following table presents a reconciliation of diluted EPS to Non-GAAP diluted EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Diluted EPS	$0.94	$1.02	$2.20	$2.58
Adjustment related to impairment of intangible assets	—	—	—	0.09
Special charges related to acquisitions	—	—	0.10	—
Special charges related to severance for staff realignment	0.04	0.01	0.19	0.07
Special charges related to facilities consolidations, office closures, and our future corporate headquarters	—	0.01	—	0.06
Adjustment related to bad debt reserve	—	—	—	(0.04)
Amortization of intangibles	0.18	0.10	0.52	0.32
Income tax effects (1)	(0.06)	(0.02)	(0.20)	(0.12)
Non-GAAP EPS	$1.10	$1.12	$2.81	$2.96
(1)

Income tax effects were calculated using an effective U.S. GAAP tax rate of 27.2% and 23.6% for the three months ended September 30, 2020 and 2019, respectively, and 25.7% and 23.2% for the nine months ended September 30, 2020 and 2019, respectively.

Both Non-GAAP EBITDA and Adjusted EBITDA and Non-GAAP EPS do not reflect approximately $0.6 million of costs incurred by the Company that were the result of COVID-19. These costs included medical benefits and other fringe benefits provided to employees that are included with other fringe benefits and included in the fringe benefit allocation. Because fringe benefits are an allocation of costs based on the estimation of total fringe benefits during the interim periods, the full impact of these COVID costs is not fully realized within the quarterly periods and were therefore excluded as supplemental adjustments.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. On March 3, 2020, we entered into the First Amendment (the “First Amendment”) to the Fifth Amended and Restated Business Loan and Security Agreement with a group of 10 lenders (the “Credit Facility”). The First Amendment amended the Fifth Amended and Restated Business Loan and Security Agreement, entered into on May 17, 2017. As a result of the First Amendment, we increased our borrowing capacity by $200.0 million through the addition of a $200.0 million term loan to the Credit Facility. The First Amendment also made certain other changes to the Credit Facility as described in “Note 4—Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. Additionally, we incurred additional loan fees of $2.1 million.

We drew upon our Credit Facility to fund the ITG acquisition and to support our working capital needs. The improvement in cash flow from operations continues to be primarily driven by the timing of client billings and collections of our disaster relief and rebuild efforts. However, the timing of cash flow from disaster relief and rebuild efforts is more uncertain than from other clients due to factors such as political complexities and challenges among involved government agencies,. Moreover, the billing processes have complex reporting requirements and the funding processes have been slow to distribute funds once billed. Management continues to address the cash flows from the disaster relief and rebuild effort to bring the collections to a more current basis and reduce our need to draw upon our Credit Facility to fund operations.

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

In March 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. There is significant uncertainty as to effects of this pandemic on the global economy, which in turn may impact, among other things, our ability to generate historical levels of positive cash flows from operations and our ability to successfully execute and fund key initiatives. However, our current belief is that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures and acquisitions, quarterly cash dividends, share repurchases and organic growth. Additionally, we continuously analyze our capital structure to ensure we have capital to fund future strategic acquisitions. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources from both debt and equity sources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if, in the future, we need additional borrowings or capital.

Financial Condition. There were several changes in our consolidated balance sheet as of September 30, 2020 compared to the consolidated balance sheet as of December 31, 2019.  Cash and cash equivalents increased to $8.2 million as of September 30, 2020, from $6.5 million on December 31, 2019. These changes are further discussed in “Cash Flow” below.

Contract receivables, net of allowance for doubtful accounts, as of September 30, 2020 decreased to $230.3 million compared to $261.2 million on December 31, 2019, primarily due to improved collections from both the disaster relief and rebuild efforts and receivables overall. Contract receivables are a significant component of our working capital and may be favorably or unfavorably impacted by our collection efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients. Contract assets and contract liabilities, on a contract by contract basis, represent revenue in excess of billings, and billings in excess of revenue, respectively, both of which generally arise from revenue timing and contractually stipulated billing schedules or billing complexity. At September 30, 2020, contract assets and contract liabilities were $139.9 million and $36.5 million, respectively, compared to $142.3 million and $37.4 million, respectively, at December 31, 2019.

We evaluate our collections efforts using the days-sales-outstanding ratio, or DSO, which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities), by revenue per day for the three months ended September 30, 2020. The decrease in contract receivables is primarily due to improved collection related to our disaster relief and rebuild efforts as well as in our international business, as evidenced by the decrease in DSO from 94 days for the quarter ended September 30, 2019 to 83 days for the quarter ended September 30, 2020. Days-sales-outstanding remained constant at 83 days for each of the quarters ended December 31, 2019 and September 30, 2020. We continue to be impacted by disaster relief and rebuild efforts which have complex reporting and billing requirements and have been slow to pay our invoices. The DSO, excluding disaster relief and rebuild efforts, was 69 days for the quarter ended September 30, 2020 compared to 70 days for the quarter ended December 31, 2019. We do experience seasonality with respect to DSO, in that our first quarter typically has a higher DSO as compared to other quarters.  We did see an improvement for the quarter ended September 30, 2020 as compared to the quarter ended September 30, 2019 as the DSO, excluding disaster relief and rebuild efforts, was 69 days for the quarter ended September 30, 2020 and 76 days for the quarter ended September 30, 2019. However, with the onset of COVID-19, we anticipate that the current business environment could result in increases to our DSO, as customers continue to consolidate their cash and try to extend their payment of outstanding receivables.

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

Total current liabilities, exclusive of the current portion of long-term debt, current portion of operating lease liabilities and contract liabilities, consists of: accounts payable, accrued salaries and benefits, accrued subcontractors and other direct costs and accrued expenses and other current liabilities, which we call our operating liabilities.  These operating liabilities were $225.7 million at September 30, 2020, a decrease of $42.4 million from $268.1 million at December 31, 2019. The net decrease in these liabilities was due primarily to timing of payments which shifted into the first quarter of 2020.

Long-term debt (exclusive of unamortized debt issuance costs) increased to $375.0 million on September 30, 2020 from $165.4 million on December 31, 2019, primarily due to net draws on our Credit Facility of $209.6 million, primarily fund the acquisition of ITG for approximately $253.1 million, dividends, common share repurchases, and capital improvements. The average debt balance on the Credit Facility for the three and nine months ended September 30, 2020 and 2019 was $439.6 million and $286.6 million and $422.4 million and $273.7 million, respectively. The average interest rate on the Credit Facility, excluding any fees and unamortized debt issuance costs, for the three months ended September 30, 2020 and 2019 was 2.1% and 3.6%, respectively, and for the nine months ended September 30, 2020 and 2019 was 2.5% and 3.7%, respectively. We generally utilize cash flow from operations as our primary source of funding and turn to our Credit Facility to fund temporary fluctuations such as increases in accounts receivable, reductions in accounts payable and accrued expenses, purchase of treasury stock, dividends and to meet funding requirements for capital expenditures and acquisitions.

Other long-term liabilities as of September 30, 2020 consists primarily of $15.3 million of deferred compensation plan liabilities, $13.5 million of deferred Company payroll taxes under the CARES Act, $12.2 million of liabilities related to the fair value of outstanding hedges and commitments under purchase agreements of $1.2 million. The increase in other long-term liabilities is primarily due to the deferral of Company payroll tax liabilities of $13.5 million under the CARES Act and a $8.4 million increase in the fair value of outstanding hedges.

We have explored various options for mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have forward contract agreements (“currency hedges”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair value of the currency hedges in our results of operations. We may increase the number, size, and scope of our currency hedges as we analyze options for mitigating our foreign exchange risk. Management views the current impact of the currency hedges to the consolidated financial statements as not material.

On February 20, 2020, we entered into a floating-to-fixed interest rate swap for an aggregate notional amount of $100.0 million to hedge a portion of our variable rate indebtedness. We designated the swap as a cash flow hedge. The swap requires us to pay a fixed rate of 1.294% per annum on the notional amount from February 28, 2020 to February 28, 2025. The floating-to-fixed interest rate settles monthly during this period and the realized gains and losses from the swap are recognized as a component of interest expense. On a quarterly basis, management evaluates the swap to determine its effectiveness and record the change in fair value as an adjustment to other comprehensive income or loss. Management intends that the swap remain effective.

Share Repurchase Program. In September 2017, the board of directors approved a share repurchase program that authorizes share repurchases in the aggregate up to $100.0 million. Our total repurchases are also limited by the Credit Facility as described in “Note 16—Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.  Our overall repurchase limit is the lower of the amount imposed by our board of directors and by the Credit Facility.  Previously, purchases under the repurchase program would be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. On March 13, 2020, we terminated the Rule 10b5-1 element of the share repurchase program out of an abundance of caution given uncertainties associated with the COVID-19 pandemic. Purchases under Rule 10b-18 will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the nine months ended September 30, 2020, we repurchased 206,820 shares under this program at an average price of $80.41 per share. The Credit Facility permits unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.50 to 1.00. As of September 30, 2020, $51.4 million remained available for share repurchases under the Credit Facility.

Dividends.  Cash dividends declared thus far in 2020 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 27, 2020	$0.14	March 27, 2020	April 13, 2020
May 5, 2020	$0.14	June 12, 2020	July 14, 2020
August 4, 2020	$0.14	September 11, 2020	October 13, 2020
November 5, 2020	$0.14	December 11, 2020	January 12, 2021

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended
	September 30,
(in thousands)	2020	2019
Net Cash Provided by Operating Activities	$95,171	$6,364
Net Cash Used in Investing Activities	(266,000)	(24,255)
Net Cash Provided by Financing Activities	172,707	12,631
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(123)	(274)
Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	$1,755	$(5,534)

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered. Operating activities provided $95.2 million in cash for the nine months ended September 30, 2020 compared to $6.4 million for the nine months ended September 30, 2019. The increase in cash flows from operations for the nine months ended September 30, 2020 compared to the prior year was primarily due to a decrease in contract receivables being offset by a decrease in accounts payable and other operating liabilities due to timing of payments, a decrease in net contract assets and liabilities and the decrease in net income. The increase in other liabilities is primarily due to the deferral of employer payroll taxes under the CARES Act of $13.5 million. The decrease in contract receivables is primarily due to improved collection related to our disaster relief and rebuild efforts as well as in our international business, as evidenced by the decrease in DSO from 94 days for the quarter ended September 30, 2019 to 83 days for the quarter ended September 30, 2020. The DSO, excluding disaster relief and rebuild efforts, was 69 days for the quarter ended September 30, 2020 compared to 76 days for the quarter ended September 30, 2019.

Investing activities used cash of $266.0 million for the nine months ended September 30, 2020, compared to $24.3 million for the nine months ended September 30, 2019. Our cash flows used in investing activities consists primarily of payments for business acquisitions, net of cash acquired, and capital expenditures for property and equipment and capitalized software. The cash used in investing activities for the nine months ended September 30, 2020 include payments for the ITG acquisition of $253.1 million, and capital expenditures of $12.9 million.  The cash used in investing activities for the nine months ended September 30, 2019 included payments for business acquisitions of $3.6 million and $20.7 million of capital expenditures.

Our cash flows provided by financing activities consists primarily of debt and equity transactions. For the nine months ended September 30, 2020, cash flows provided by financing activities was $172.7 million. This was largely attributed to cash provided by net advances on our Credit Facility of $209.6 million to fund the ITG acquisition, partially offset by cash used for net payments for stock issuances and buybacks of $23.2 million, primarily representing shares repurchased under our share repurchase program, payments of cash dividends totaling $7.9 million, and payment of debt issuance costs of $2.1 million. For the nine months ended September 30, 2019, cash flows provided by financing activities was $12.6 million. This was largely attributable to net advances on our Credit Facility of $44.6 million, partially offset by cash used for payments for stock issuances and buybacks of $24.3 million and payments of cash dividends totaling $7.9 million.

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

The pandemic may also affect significant portions of our workforce, and that of our subcontractors and other suppliers and business partners, who may be unable to work effectively due to illness, quarantines, government actions, facility closures or other reasons in connection with the COVID-19 pandemic.  As a result, our operations and operating results could be adversely affected by factors such as an inability to perform fully or efficiently on our contracts, and some of our costs may not be fully recoverable or be adequately covered by insurance.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for the three months ended September 30, 2020:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 - July 31	—	$—	—	$51,379,133
August 1 - August 31	3,086	$72.29	—	$51,379,133
September 1 - September 30	—	$—	—	$51,379,133
Total	3,086	$72.29	—

(1)

The total number of shares purchased of 3,086 includes shares purchased from employees to pay required withholding taxes related to the settlement of any restricted stock units and performance-based share awards in accordance with our applicable long-term incentive plan.

(2)	During the three months ended September 30, 2020, we repurchased 3,086 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $72.29 per share.
(3)

The current share repurchase program authorizes share repurchases in the aggregate up to $100.0 million, not to exceed the amount allowed under the Credit Facility. During the three months ended September 30, 2020, we did not repurchase any shares under the stock repurchase program.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

November 6, 2020	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

November 6, 2020	By:	/s/ Bettina Welsh
Bettina Welsh
Senior Vice President and Chief Financial Officer (Principal Financial Officer)