Form 10-K
period 2020-12-31
ICF International, Inc.
filed 2021-02-26
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act.   ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,170 million based upon the closing price per share of $64.83, as quoted on the NASDAQ Global Select Market on June 30, 2020. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 19, 2021, 18,874,883 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the 2021 Annual Meeting of Stockholders expected to be held in May 2021.

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
•

Effects of the novel coronavirus disease (“COVID-19”), or any other future pandemic, and related national, state and local government actions and reactions, on the health of our staff and that of our clients, the continuity of our and our clients’ operations, our results of operations and our outlook;

•	Results of routine and non-routine government audits and investigations;
•	Dependence of our commercial work on certain sectors of the global economy that are highly cyclical;
•	Failure to receive the full amount of our backlog;
•	Risks inherent in being engaged in significant and complex disaster relief efforts and grants management programs involving multiple tiers of government in very stressful environments;
•	Difficulties in integrating acquisitions;
•	Risks resulting from expanding our service offerings and client base;
•	Acquisitions we undertake may present integration challenges, fail to perform as expected, increase our liabilities, and/or reduce our earnings;
•	The lawsuit filed by the State of Louisiana seeking approximately $220.2 million in alleged overpayments from the Road Home contract; and
•	Additional risks as a result of having international operations.

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

•

Digital Services. We design, develop, and implement cutting-edge technology systems and business tools that are key to our clients’ mission or business performance, and include solutions to optimize the customer and citizen experience for our clients. We provide cybersecurity solutions that support the full range of cybersecurity missions and protect evolving IT infrastructures in the face of relentless threats and modernize IT systems core to our clients’ operations.

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

We report operating results and financial data in one operating and reportable segment. We generated revenue of $1,506.9 million, $1,478.5 million, and $1,338.0 million in 2020, 2019, and 2018, respectively. Our total backlog was approximately $2,897.6 million, $2,402.7 million, and $2,377.7 million as of December 31, 2020, 2019, and 2018, respectively.

As of December 31, 2020, we had nearly 7,500 full and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our 56 regional offices throughout the U.S., and 22 offices outside the U.S., including offices in the United Kingdom (“U.K.”), Belgium, China, India and Canada.

OUR COMPANY INFORMATION

ICF International, Inc. is a Delaware limited liability company formed in 1999 under the name ICF Consulting Group Holdings, LLC. It was formed to purchase our principal operating subsidiary, which was founded in 1969, from a larger services organization. A number of our current senior managers participated in this transaction, along with private equity investors. We converted to a Delaware corporation in 2003 and changed our name to ICF International, Inc. in 2006. We completed our initial public offering in September 2006.

Our principal executive office is currently located at 9300 Lee Highway, Fairfax, Virginia 22031, and our telephone number is (703) 934-3000. We maintain an internet website at www.icf.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC also maintains an internet website that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

MARKET OPPORTUNITY, SERVICES, AND SOLUTIONS

Complex, long-term market factors, which include geopolitical, environmental and demographic trends, are changing the way people live and the way government and industry operate and interact. We are all affected not only by the increasing breadth and invasiveness of change, but also by its velocity. These factors have significant impacts on the markets in which our clients operate.

In addition to these market-based factors, developments across all of our markets are increasing the demand for advisory services that drive our business. These trends include increased government focus on environmental initiatives; efficiency and mission performance management; generational changes; the emphasis on transparency and accountability; and an increased demand for combining domain knowledge of client mission and programs with innovative technology-enabled solutions. We see growth opportunities for technology-based solutions involving digital services and strategic communications across all of our markets.

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

Our future results will depend on the success of our strategy to capitalize on our competitive strengths, including our success in maintaining our long-standing client relationships, to seek larger engagements across the program life cycle and to complete and successfully integrate strategic acquisitions. We will continue to focus on: building scale in vertical and horizontal domain expertise; developing business with both our government and commercial clients; and replicating our business model geographically in selected regions of the world. In doing so, we will continue to evaluate strategic acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

Although we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers. Administrative and legislative actions by governments to address changing priorities could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. However, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the federal government as well as to state and local and international governments and commercial clients.

Our portfolio includes a sizable amount of federal client work and we take active measures to minimize the impact of any federal government shutdown on our performance and our people. Past government shutdowns have not had a material impact on our performance, and federal government funding overall is relatively secure for the remainder of 2021. However, a federal government shutdown of any length is highly unpredictable for our impacted employees, for our clients, and for us as a company and, in the event of any future shutdowns, we cannot predict the impact on us or our operations.

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

We also have decades of experience in designing, evaluating, and implementing environmental policies and environmental compliance programs for transportation (including aviation) and other infrastructure projects. A number of key issues are driving increased demand for the services we provide in these areas, including:

•	Increased focus on the proper stewardship of natural resources;
•	Changing precipitation patterns and drought that is affecting water infrastructure and availability;
•	Aging water, energy, and transportation infrastructure, particularly in the U.S.;
•	The increasing exposure of infrastructure to damage and interference by severe weather events influenced by a changing climate, and therefore the need to become more resilient to those effects;
•	Under-investment in transportation infrastructure; and
•	Changing patterns of economic development that require transportation systems and energy infrastructure to adapt to new patterns of demand.

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

Health, Education, and Social Programs

We also apply our expertise across our full suite of services in the areas of health, education, and social programs. We believe that a confluence of factors will drive an increased need for public and private focus on these areas, including, among others:

•	Weaknesses in our healthcare delivery systems exposed by COVID-19;
•	Expanded healthcare services to underserved portions of the population;
•	Rising healthcare expenditures, which require the evaluation of the effectiveness and efficiency of current and new programs;

•	Rampant substance abuse and widespread social and health impacts of the opioid abuse epidemic;
•	The emphasis on improving the effectiveness of the U.S. and other countries’ educational systems;
•	The need to digitally transform and modernize the technology infrastructure underpinning government operations;
•	The need for greater transparency and accountability of public sector programs;
•	A continued high need for social support systems, in part due to an aging population;
•	The need to recover from natural disasters such as hurricanes, wildfires, and earthquakes;
•	The perceived declining performance of the U.S. educational system compared to other countries;
•	A changing regulatory environment; and
•	Military personnel returning home from active duty with health and social service needs.

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

In the area of public health, we support many agencies and programs within the U.S. Department of Health and Human Services (“HHS”), including the National Institutes of Health (the “NIH”) and the Centers for Disease Control and Prevention (the “CDC”), by conducting primary data collection and analyses, assisting in designing, delivering and evaluating programs, managing technical assistance centers, providing instructional systems, developing information technology applications, and managing information clearinghouse operations. Increasingly, we provide multichannel communications and messaging for public health programs using capabilities similar to those used to provide marketing services to our commercial clients. We also provide training and technical assistance for early care and educational programs (such as Head Start), and health and demographic surveys in developing countries for the U.S. Department of State (the “DOS”). In the area of social programs, we provide extensive training, technical assistance, and program analysis and support services for a number of the housing and disaster recovery programs of the U.S. Department of Housing and Urban Development (“HUD”) and state, territorial, and local governments. In addition, we provide research, program design, evaluation, and training for educational initiatives at the federal and state level. We provide similar services to a variety of U.K. ministries, as well as several Directorates-General of the European Commission.

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

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about: clean energy and energy efficiency; health promotion, treatment, and cost control; the means by which healthcare can be delivered effectively of a cross-jurisdictional basis; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Harvey, Irma, Maria, Laura and Michael), that devastated communities in Texas, Florida, North Carolina, Louisiana, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts.  We believe our prior experience with disaster relief and rebuild efforts, including those from Hurricanes Katrina and Rita and Superstorm Sandy, puts us in a favorable position to provide recovery and housing assistance, and environmental and infrastructure solutions, including disaster mitigation, on behalf of federal departments and agencies, state, territorial and local jurisdictions, and regional agencies.

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

We provide key services to the DoD, the U.S. Department of Homeland Security (“DHS”), the U.S. Department of Justice (“DOJ”), and analogous Directorates-General at the European Commission. We support DoD by providing high-end strategic planning, analysis, and technology-based solutions in the areas of logistics management, operational support, command and control, and cybersecurity. We also provide the defense sector with critical infrastructure protection, environmental management, human capital assessment, military community research, and technology-enabled solutions. We strengthened our offerings in these areas as a result of our Incentive Technology Group, LLC (“ITG”) acquisition in January 2020.

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

We combine our expertise in strategic communications, marketing and creative services and public relations with our strengths in interactive and mobile technologies to help companies develop stronger relationships and engage with their customers and stakeholders across all channels, whether via traditional or digital media, to drive better operating results. We continue to strengthen our services in the fields of content and customer relationship management, loyalty marketing, and end-to-end e-commerce. In an effort to enhance our positioning and build awareness outside of our traditional client set, we have combined capabilities from strategic acquisitions to create a full-service, technology-rooted advertising agency that guides brands digitally through informed strategy, inspired creative design, and technical know-how. We have the capability to complete projects big or small across all channels (including web, social, mobile, intranet and emerging platforms) through end-to-end technology-based implementations for local and global clients. Target customer areas include airlines, airports, electric and gas utilities, health care companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, manufacturing firms, retail chains, and distribution companies.

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly educated professional staff with deep subject matter knowledge

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs across our clients’ markets. Our thought leadership is based on years of training, experience, and education. We are able to apply our in-depth knowledge of our subject matter experts and our experience developed over 40 years of providing advisory services to address the problems and issues our clients are facing. As of December 31, 2020, approximately 35% of our benefits-eligible staff held post-graduate degrees in diverse fields such as the social sciences, business and management, physical sciences, public policy, human capital, information technology, mathematics, engineering, planning, economics, life sciences, and law. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

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

We have strong, long-standing relationships with clients across a diverse set of markets

The long-term relationships we maintain with many of our clients reflect our successful track record of fulfilling our clients’ needs. We have advised both the U.S. Environmental Protection Agency (“EPA”) and HHS for more than 30 years, the U.S. Department of Energy (“DOE”) for more than 25 years, DoD for more than 20 years, certain commercial clients in our energy markets for more than 20 years, the European Commission for more than 15 years, and we have multi-year relationships with many of our other clients in both our government and commercial client base. We have numerous contacts at various levels within our clients’ organizations, ranging from key decision-makers to functional managers. The long-standing nature and breadth of our client relationships adds greatly to our institutional knowledge, which, in turn, helps us carry out our client engagements more effectively and maintain and expand such relationships. Our extensive experience working alongside our clients and client contacts, together with our prime-contractor position on a substantial majority of our contracts, gives us clearer visibility into future opportunities and emerging requirements. We believe our balance between government civilian and defense agencies, our commercial presence, and the diversity of markets in which our clients operate help mitigate the impact of policy or political shifts, as well as annual shifts in our clients’ budgets and priorities.

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

Our technology-enabled solutions are driven by our subject matter expertise and creativity

Government and commercial decision-makers have become increasingly aware that, to be effective, technology-based solutions need to be seamlessly integrated with people and processes. We possess strong knowledge in information technology and a thorough understanding of organizational behavior and human decision processes. In addition, as a result of our acquisition of ITG in January 2020, we have strong partnerships and experience in cloud-based technology platforms that are central to our federal government clients’ technology modernization agendas. This combination of skills, along with our domain knowledge, allows us to deliver technology-enabled solutions tailored to our clients’ business and organizational needs with less start-up time required to understand client issues. In addition, many of our clients seek to deploy cutting-edge solutions to communicate and transact with citizens, stakeholders, and customers in a multichannel environment, and doing so takes both our constantly refreshed technical know-how and world-class creativity.

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

We are led by an experienced management team

Our management team, consisting of 274 officers with the title of vice president or higher, possesses extensive industry experience and had an average tenure of 14.2 years with us as of December 31, 2020 (including prior service with companies we have acquired). This low turnover allows us to retain institutional knowledge. Our managers are experienced both in marketing efforts and in successfully managing and executing our key services. Our management team also has experience in acquiring other businesses and integrating those operations with our own. A number of our managers are industry-recognized thought leaders. We believe that our management’s successful past performance and deep understanding of our clients’ needs have been and will continue to be differentiating factors in competitive situations.

We have a broad global presence

We serve our clients with a global network of 56 regional offices throughout the U.S., and 22 offices in key markets outside the U.S., including offices in the U.K., Belgium, China, India, and Canada. Our global presence also gives us access to many of the leading experts on a variety of issues from around the world, allowing us to expand our knowledge base and areas of functional expertise. Over the past year, we worked in dozens of countries, helping government and commercial clients with energy, environment, infrastructure, healthcare, marketing, interactive technology/e-commerce, and air transport matters. Although international operations present challenges in the form of inconsistent legal systems, differing levels of intellectual property protection, and trade regulation issues, we believe our international operations will continue to play a significant role in our clients’ operations and in our platform.

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

We view the energy industry as a particularly attractive sector for us over the next decade due to concerns over controlling energy costs and limiting climate and environmental impacts, increased state and federal regulation, the need for cleaner and more diverse sources of energy, and the concomitant need for infrastructure to transport/transmit, store, and/or convert those new energy sources. We also believe that the combination of our vertical domain expertise with our digital marketing expertise makes us a provider of choice for high value-added assignments in that arena. Although we believe the utility industry will continue to be a strong market for advisory services, particularly in light of the changing focus on regulatory actions and alternative energy sources, we intend to leverage our existing relationships and institutional expertise to pursue and capture additional, typically higher-margin opportunities. For example, we believe we can continue to expand our program and technology-based services in areas such as assisting with the implementation of energy efficiency programs, electrification and decarbonization initiatives, information technology applications, and environmental management services for larger utilities. In addition, the growth of interest in sustainability and energy efficiency issues has created opportunities to offer these types of services to new clients beyond our traditional sectors. We believe these factors, coupled with our expansive national and global footprint, will result in a greater number of engagements that will also be larger in size and scope.

We expect that interest in energy advisory services will continue to expand as clients in a number of industries, including information service providers and companies engaged in travel and tourism, seek to better understand their energy consumption options and the positive benefits of demonstrating environmental stewardship. Our broad range of services to the aviation industry makes us well positioned to capitalize on significant industry changes, including recovery from COVID-19-induced demand shocks; substantial airline equipment upgrades to newer, more efficient aircraft models in a cost-constrained environment; and changes to airport business models and strategy as they place increasing importance on passenger experience.

Our engagement services, including marketing, interactive technology, and strategic communications offerings, are well-positioned to support the continuing growth of multichannel engagement and e-commerce. We have broadened our client offerings, particularly in the areas of content management, marketing and digital services. We can now offer complete end-to-end solutions for chief marketing officers, chief communications officers, and chief technology officers as they invest in digital marketing platforms and solutions. We deliver cutting-edge digital strategy support, as well as the creative services that help brands, products and services, succeed in a crowded marketplace. As a means of more comprehensively communicating and delivering our engagement services to customers in both the private and public sectors, we created ICF Next, an umbrella under which all of our engagement capabilities can be integrated, communicated, and delivered to clients.

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

Defend, expand, and deepen our presence in core U.S. federal and state and local government markets

Changing and somewhat unpredictable political priorities at the U.S. federal, state, and local government levels have created challenging market conditions for all competitors in the government services sector, however, we believe that the new administration provides renewed opportunities for growth in many of the government mission areas where we have expertise and long-standing relationships. We will focus not only on defending our current market footprint, but also on innovating to continue expanding across key growth markets, such as U.S. federal government energy- and climate-related programs, reengineering of U.S. public health efforts, and cybersecurity initiatives, digital services, and disaster recovery work for state and local governments. We will continue to provide innovative solutions that help our public sector clients do more with less. We will specifically target deeper penetration of those agencies that currently procure services only from one or two of our service areas, and our recent acquisition of ITG, which provides us with strong skills and market presence in technology modernization, will provide additional capabilities in this effort. We believe we can leverage many of our long-term client relationships by introducing these existing clients, where appropriate, to our other services in order to better meet their needs. For example, we introduce many of our advisory clients to our capabilities to provide associated information technology, cybersecurity, large-scale program management, and strategic communications and digital services. We can also offer clients our extensive performance measurement, program evaluation, and performance management services. Finally, having 56 offices across the U.S allows us to focus more of our business development efforts on addressing the needs of U.S. federal and state and local government agencies with operations outside of the Washington, D.C. metropolitan area.

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

CLIENT AND CONTRACT MIX

Government clients (including U.S. federal, state and local, as well as international, governments) accounted for approximately 65%, 65%, and 64% of our 2020, 2019, and 2018 revenue, respectively.  Commercial clients (including U.S. and international clients) accounted for approximately 35%, 35%, and 36% of our 2020, 2019, and 2018 revenue, respectively. Our clients span a broad range of civilian and defense agencies and commercial enterprises. Commercial clients include non-profit organizations and universities, while government clients include the World Bank and the United Nations. In general, a client is considered to be a government client if its primary funding is from a government agency or institution. If we are a subcontractor, we classify the revenue based on the nature of the ultimate client receiving the services.

In fiscal years 2018 and 2020, our largest three government clients by revenue were HHS, DOS, and DoD. In fiscal year 2019, as result of the addition of a large disaster recovery assignment in Puerto Rico our four largest government clients were HHS, DoD, DHS, and Commonwealth of Puerto Rico.

The following table summarizes the percentage of our total revenue for each of the top four largest government clients:

	Year ended December 31,
	2020	2019	2018
Department of Health and Human Services	17%	16%	17%
Department of Defense	6%	6%	5%
Department of State	5%	4%	6%
Commonwealth of Puerto Rico	4%	8%	—
Total	32%	34%	28%

There was no commercial client with revenue equal to or greater than seven percent of our total revenue for the fiscal years 2020, 2019, or 2018.

Most of our revenue is derived from prime contracts in which we work directly for the end customer, which accounted for approximately 92%, 92%, and 92% of our revenue for 2020, 2019, and 2018, respectively.

Our contract periods typically extend from one month to five years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. In 2020, 2019, and 2018, no single contract accounted for more than 5%, 9%, and 4% of our revenue for those years, respectively. Our 10 largest contracts by revenue collectively accounted for approximately 19%, 20%, and 18% of our revenue in 2020, 2019, and 2018, respectively.

International revenues decreased by $41.0 million to $153.5 million for the year ended December 31, 2020 compared to $194.5 million for the year ended December 31, 2019. This decline was primarily the result of COVID-19-driven impacts on programs for clients in Europe and the U.K.

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

We include expected revenue in funded backlog when we have been authorized by the client to proceed under a contract up to the dollar amount specified by our client, and this amount will be owed to us under the contract after we provide the services pursuant to the authorization. If we do not provide services authorized by a client prior to the expiration of the authorization, we remove amounts corresponding to the expired authorization from funded backlog. We do include expected revenue under an engagement in funded backlog when we do not have a signed contract, but only in situations when we have received client authorization to begin or continue work and we expect to sign a contract for the engagement. In this case, the amount of funded backlog is limited to the amount authorized. Our funded backlog does not represent the full revenue potential of our contracts because many government clients, and sometimes other clients, authorize work under a particular contract on a yearly or more frequent basis, even though the contract may extend over several years. Most of the services we provide to commercial clients are provided under fully funded contracts and task orders under MSAs. As a consequence, our backlog attributable to these clients is typically reflected in funded backlog and not in unfunded backlog.

We define unfunded backlog as the difference between total backlog and funded backlog. Our estimate of unfunded backlog for a particular contract is based, to a large extent, on the amount of revenue we have recently recognized on the particular contract under the assumption that future utilization will be similar, our past experience in utilizing contract capacity on similar types of contracts, and our professional judgment. Accordingly, if contract utilization is different from our expectations, the revenue eventually earned on a contract may be lower or higher than that implied by our estimate at a point in time or during the life of a contract, of total backlog, including unfunded backlog. Although we expect our total backlog to result in revenue, the timing of revenue associated with both funded and unfunded backlog will vary based on a number of factors, and we may not recognize revenue associated with a particular component of backlog when anticipated, or at all. Our government clients generally have the right to cancel any contract, or ongoing or planned work under any contract, at any time. In addition, there can be no assurance that revenue from funded or unfunded backlog will have similar profitability to previous work or will be profitable at all. Generally speaking, we believe the risk that a particular component of backlog will not result in future revenue is higher for unfunded backlog than for funded backlog.

Our funded and estimates of unfunded and total backlog were as follows at December 31:

	2020	2019	2018
	(in millions)
Funded	$1,522.3	$1,268.4	$1,140.1
Unfunded	1,375.3	1,134.3	1,237.6
Total backlog	$2,897.6	$2,402.7	$2,377.7

There were no awards included in our 2020, 2019 or 2018 backlog amounts that were under protest.

BUSINESS DEVELOPMENT

Our business development efforts are critical to our organic growth. Our business development processes and systems are designed to enable agility and speed-to-market over the business development life cycle, especially given the distinctions between commercial and government clients. Business development efforts in priority market areas, which include some of our largest federal agency accounts (HHS, DOS, DOE, U.S. Department of Transportation and EPA), are executed through account teams. Each team participates in regular executive reviews of marketing plans and proposal development process. Our non-federal government clients are served by account leaders from operating units and coordinated by senior executives with industry experience where such coordination is deemed appropriate to enhance our business development success. This account-based approach allows deep insight into the needs of current and future clients. It also helps us anticipate our clients’ evolving requirements over the coming 12 to 18 months and position ourselves to meet those requirements. Each administrative group is responsible for maximizing sales in our existing accounts and finding opportunities in closely related accounts.

The corporate business development function also includes a market research and competitive intelligence group, a proposal group, and a strategic capture unit. The marketing function engages in brand marketing and strategic marketing program development and execution to raise awareness of our services and solutions across our markets, and to generate leads for further pursuit by sales personnel. The marketing function also executes corporate communications campaigns to support specific lines of business. Our contracts and administration function supports bid price development in partnership with the business development account teams.

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

HUMAN CAPITAL

As a professional and technology services and solutions company, our success depends substantially on attracting, developing and retaining a workforce that is both excellent and reflective of the communities we serve. To support these objectives, our human resources programs are designed to attract, develop and retain talent that represents a high-performing, diverse workforce; develop those persons to prepare them for critical roles; reward and support employees through pay, benefit and perquisite programs that we believe are competitive; and evolve and invest in technology, tools, and resources to enable employees at work.

We employ approximately 7,500 employees, 84% of whom are full-time. These employees hold among them more than 2,300 advanced post-bachelor’s degrees in a wide range of fields that confer the expertise needed to deliver services and solutions to our clients. We experience employee voluntary turnover that is consistently below industry benchmarks; for 2020 that turnover was 11.7%, compared to a benchmark of 19.2% representing the mix of ICF’s businesses.

Our learning and development program continues to have a positive business impact and support career growth, despite COVID-19, due to our innovative virtual program design & delivery. It attained an overall satisfaction rating of 93.1% for 2020.  We delivered 17 offerings of our core programs to build people management, project management, client relationship and innovation skills for over 1,000 employees. An additional 2,400 employees participated in online learning in a self-paced program. The mentorship program grew in 2020, supporting over 400 mentor/mentee relationships.  Wherever possible we promote from within, and in 2020 we promoted 11.2% of our employees.

Making our company a welcoming and professionally rewarding workplace for all is a fundamental goal of our approach to diversity, equity, and inclusion (“DE&I”). Our approach to DE&I becomes more formalized every year, and in 2020 we hired our first full-time leader for DE&I across the company. In 2020, we continued our history of gender equity with 56% of our employees identifying as female. Within our U.S. employees 21% classify themselves as non-white and 7% as Black. Of ICF’s managers, 50% are female, and of the Executive Leadership Team, 39% are female or minority.

ITEM 1A.	RISK FACTORS

The following discussion of “risk factors” sets forth some of the most material factors that may adversely affect our business, operations, financial position or future financial performance, reputation and/or value of our stock. This information should be read in conjunction with the description of our business, Management’s Discussion and Analysis and the consolidated financial statements and related notes contained in this Annual Report on Form 10-K. Because of the following factors, as well as other factors, whether known or unknown, affecting our business, operations, financial position or future financial performance, reputation and/or value of our stock, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

GOVERNMENT BUDGETING AND SPENDING PRIORITIES RISKS

The failure of Congress to approve appropriations bills in a timely manner for the federal government agencies and departments we support, or the failure of the Administration and Congress to reach an agreement on fiscal issues, could delay and reduce spending, cause us to lose revenue and profit, and affect our cash flow.

On an annual basis, Congress is required to approve appropriations bills that govern spending by each of the federal government agencies and departments we support. When Congress is, or Congress and the current presidential administration (the “Administration”) are, unable to agree on budget priorities or specifics, and thus unable to pass annual appropriations bills on a timely basis, Congress typically enacts a continuing resolution. Continuing resolutions generally allow federal government agencies and departments to operate at spending levels based on the previous fiscal year. When agencies and departments operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and for new initiatives may be delayed or cancelled. Congress and the Administration have from time to time failed to agree on a continuing resolution, resulting in temporary shutdowns of non-essential federal government functions and our work on such functions. Thus, the failure by Congress and the Administration to enact appropriations bills in a timely manner can result in the loss of revenue and profit when federal government agencies and departments are required to cancel or change existing or new initiatives or the deferral of revenue and profit to later periods due to shutdowns or delays in implementing existing or new initiatives. There is also the possibility that Congress will fail to raise the U.S. debt ceiling when necessary. This can also result in federal government shutdowns.  The delayed funding or shutdown of many parts of the federal government, including agencies, departments, programs, and projects we support, could have a substantial negative affect on our revenue, profit, and cash flows.

Budget compromises that may be needed for future fiscal years may continue to be extraordinarily difficult given the complicated grassroots political environment, a closely divided Congress, a new Administration, an increasing federal deficit and debt load, the continuing COVID-19 pandemic, and a challenged economy.

The budgets of many of our state and local government clients are also subject to similar divisions and similar risks and uncertainties as are inherent in the federal budget process.

Government spending priorities may change in a manner adverse to our business.

We derived approximately 44%, 38%, and 41% of our revenue in 2020, 2019, and 2018, respectively, from contracts with federal government clients, and approximately 21%, 27%, and 23% of our revenue from contracts with state and local governments and international governments in 2020, 2019, and 2018, respectively. Expenditures by our federal government clients may be restricted or reduced by Administration or Congressional actions, by action of the Office of Management and Budget, by action of individual agencies or departments, or by other actions. In addition, many state and local governments are not permitted to operate with budget deficits, and nearly all state and local governments are now facing considerable challenges in balancing their budgets. Accordingly, we expect that, due to changing government budgeting and spending priorities, including necessary balancing of defense spending with civilian agency spending, and related disputes among Congress and the Administration, some of our government clients in the future may delay payments due to us, may eventually fail to pay what they owe us, and/or may delay certain programs and projects. For some government clients, we may face a difficult choice: turn down (or stop) work due to budget uncertainty with the risk of damaging a valuable client relationship or perform work with the risk of not being paid in a timely fashion or perhaps at all. Federal, state and local government, and /or international government elections could also affect spending priorities and budgets at all levels of government. In addition, increased government deficits and debt, both domestic and international, may lead to reduced spending by agencies and departments on projects or programs we support.

Risks Related to THE Changing Business ENVIRONMENT IN WHICH WE OPERATE

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations and/or cash flows.

We face various risks and uncertainties related to health epidemics, pandemics and similar outbreaks, including the global pandemic resulting from the outbreak of COVID-19. These risks relate to, among other things, the demand for our services, the availability of our staffing and business partners, a possible slowdown of client decision-making as to our services, a significant deterioration of global supply chain and other business conditions, and a possible reprioritization of spending by our clients.

We serve both government and commercial clients around the globe, with our services concentrated in the U.S. and Europe, both of which have experienced severe levels of COVID-19 illness. The effects of the pandemic on client needs, priorities, spending patterns and decision-making can have a material effect on our activity levels and revenues.

The pandemic may also affect significant portions of our workforce, and that of our subcontractors and other suppliers and business partners, who may be unable to work effectively due to illness, lockdowns and quarantines, facility closures, travel restrictions or other government actions and reasons in connection with the COVID-19 pandemic. As a result, our operations and operating results could be adversely affected by factors such as an inability to perform fully or efficiently on our contracts, and some of our costs may not be fully recoverable or be adequately covered by insurance.

It is possible that the spread of COVID-19 may also cause delays in the willingness or ability of clients to perform, including making timely payments to us, and other unpredictable events.

In addition, volatility in the global capital markets that may result from the pandemic and related business conditions could restrict our access to capital and/or increase our cost of capital.

We continue to work with our stakeholders (including customers, employees, subcontractors and other suppliers and business partners) to assess, address and mitigate the impact this global pandemic. While efforts have been made to curtail the pandemic, at this time given potential new strains and challenges with vaccination rollouts, we cannot predict the continuing impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

As we develop new services, clients and practices, enter new lines of business, and focus more of our business on providing a full range of client solutions, our operating risks increase.

As part of our corporate strategy, we are attempting to leverage our advisory services to sell our full suite of services across the life cycle of a policy, program, project, or initiative and we are regularly searching for ways to provide new services to clients. In addition, we plan to extend our services to new clients, lines of business, and selected geographic locations, including outside the U.S. and cross-border opportunities. As we focus more on our delivery of a full range of consulting services from advisory through implementation and attempt to develop new services, clients, practice areas and lines of business, these efforts could be unsuccessful and adversely affect our results of operations.

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

Efforts involving a different focus, new services, new clients, new practice areas, new lines of business and increasing internationalization include risks associated with our inexperience and competition from mature participants in those areas. Our expansion of services may result in decisions that could harm our profit and operating results. In particular, implementation and improvement services often relate to the development, implementation and improvement of critical infrastructure or operating systems that our clients may view as “mission critical.” If we fail to satisfy the needs of our clients in providing these services, we could incur reputational damage and clients could claim significant costs and losses for which they could seek compensation from us.

RISKS RELATED TO THE GOVERNMENT CONTRACTS BUSINESS

Maintaining our client relationships and professional reputation are critical to our ability to successfully win new contracts and renew expired contracts.

Our client relationships and professional reputation are key factors in maintaining and growing our business, revenue and profit levels under contracts with our clients. We continually bid for and execute new contracts, and our existing contracts regularly become subject to re-competition and expiration. If we are not able to replace the revenue from these contracts, either through follow-on contracts or new contracts for those requirements or for other requirements, our revenue and operating results may be adversely affected. On the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. There can be no assurance that those expiring contracts we are servicing will continue after their expiration, that the client will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition (e.g., set asides for small businesses), or that we will be successful in any such re-procurements or in obtaining subcontractor roles. Any factor that diminishes client relationships and/or professional reputation with federal, state and local, and international government clients, as well as commercial clients, could make it substantially more difficult for us to compete successfully for new engagements and qualified employees. To the extent our client relationships and/or professional reputation deteriorate, our revenue and operating results could be adversely affected.

The diversity of the services we provide, and the clients we serve, may create actual, potential, and perceived conflicts of interest and business conflicts that limit our growth and could lead to potential liabilities for us.

Because we provide services to a wide array of both government and commercial clients, occasions arise where, due to actual, potential, or perceived conflicts of interest or business conflicts, we cannot perform work for which we are qualified. A number of our contracts contain limitations on the work we can perform for others, for example, when we are assisting a government agency or department in developing regulations or enforcement strategies. Actual, potential, and perceived conflicts limit the work we can do and, consequently, can limit our growth and adversely affect our operating results. In addition, if we fail to address actual or potential conflicts properly, or even if we simply fail to recognize a perceived conflict, we may be in violation of our existing contracts, may otherwise incur liability, may lose future business for not preventing the conflict from arising, and our reputation may suffer. Particularly as we continue to grow our commercial business, we anticipate that conflicts of interest and business conflicts will pose a greater risk.

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

Our contracts may contain provisions that allow our clients to terminate or modify these contracts at their convenience on short notice. If a client terminates one of our contracts for convenience, we should only bill the client for work completed prior to the termination, plus any commitments and settlement expenses the client agrees to pay, but not for any work not yet performed. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in contract options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we would have no right to seek lost fees or other damages. In addition, certain contracts with international government clients may have more severe and/or different contract clauses than what we are accustomed to with federal and state and local government clients, such as penalties for any delay in performance. If a client were to terminate, decline to exercise options under, or curtail further performance under one or more of our major contracts, our revenue and operating results could be adversely affected.

PROFITABILITY RISKS

If we are unable to accurately estimate and control our contract costs, then we may incur losses on our contracts, which could decrease our operating margins and reduce our profits. In particular, the unpredictability of our earnings could increase on our fixed-price contracts if we cannot accurately estimate and control our contract costs.

It is important for us to accurately estimate and control our contract costs and maintain positive operating margins and profitability. As described elsewhere in this Form 10-K, we generally enter into three principal types of contracts with our clients: fixed-price, time-and-materials and cost-based.

We derived 35%, 38%, and 39% of our revenue from fixed-price contracts 2020, 2019, and 2018, respectively. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. We realize a profit on fixed-price contracts only if we can control our costs and prevent cost overruns while also meeting contract requirements. Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs, and availability of labor, equipment and materials, and other exigencies. We could experience cost overruns if these estimates are inaccurate as a result of errors or ambiguities in the contract specifications or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, or the inability of our vendors or subcontractors to perform. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have an adverse impact on our business and earnings.

Certain lines of business of our commercial work depend on certain sectors of the global economy that are highly cyclical, which can lead to substantial variations in our revenue and profit from period to period.

In recent years, we have expanded our work with commercial clients. Our commercial clients, which include clients outside the U.S., generated approximately 35%, 35%, and 36% of our revenue in 2020, 2019, and 2018, respectively. This reliance on commercial clients presents certain risks and challenges. For example, our commercial work is heavily concentrated in industries which can be cyclical, such as: energy, air transportation, environmental, retail and financial services. Demand for our services from our commercial clients has historically declined when their industries have experienced downturns, and we expect a decline in demand for our services when these industries or their customer bases experience downturns in the future.

Our efforts to become involved in engagements that are greater in terms of size, scope and performance demands may result in increased performance and credit risk.

As we expand our national and global footprint, we may become involved in a greater number of engagements that will be larger in size and scope and more international. The increase in size and scope of the engagements in which we become involved in subjects us to the potential for a larger impact of performance risk associated with larger and more challenging engagements and the credit risk associated with certain larger customers, particularly among our commercial non-U.S. government and non-federal U.S. government clients. Our customers may face unexpected circumstances that adversely impact their ability to pay their trade payables to us and we may face unexpected borrowing needs or losses as a result. Such circumstances could lead to our commercial customers filing for bankruptcy. This can ultimately lead to variations in our profit from period to period. We monitor the aging of receivables regularly and make assessments of the ability of customers to pay amounts due.

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

The new Administration in the U.S. is widely expected to propose changes to federal taxation, particularly of businesses and high net worth individuals. These potential changes and their impact have not yet been proposed and will likely generate considerable debate, and the timing of any changes is uncertain.

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

In addition to our U.S. operations, we also have a significant presence in key markets outside the U.S., including offices in the U.K., Belgium, China, India, and Canada. Failure to abide by laws, rules and regulations applicable to us because of our work outside the U.S., such as the U.K. Bribery Act and European Union’s General Data Protection Regulation, could have similar effects to those described above.

We are subject to various routine and non-routine governmental and other reviews, audits and investigations, and unfavorable results could force us to adjust previously reported operating results, could affect future operating results, and could subject us to a variety of penalties and sanctions.

Government departments and agencies we work for, including non-U.S., U.S. federal and many state and local government clients review, audit and investigate our contract performance, pricing practices, cost structure, financial capability, and compliance with applicable laws, rules, and regulations. We have experienced growth in services related to disaster recovery in recent years, and those activities, by their nature, may become politicized and involve interaction with multiple tiers of national, state, territorial and local governments, subcontractors, and citizens that increase the risk of claims, audits, investigations, reviews, monitoring and litigation.  Any of these reviews, audits and investigations could raise issues that have significant adverse effects, including, but not limited to, delayed payments, substantial adjustments to our previously reported operating results and substantial effects on future operating results. If a government review, audit, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and/or the value of our stock. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether true or not.

Federal government audits have been completed on our incurred contract costs only through 2011 for our NIH-cognizant indirect rates and 2014 for our United States Agency for International Development (“USAID”) cognizant indirect rates, and audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews may still be conducted on all our government contracts, even for periods before 2011.

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

The Road Home contract provided us with significant opportunities, but also created substantial risks. A number of these risks continued beyond the term of the contract. We still have lawsuits pending, and other claims have been made against us in connection with this contract. New lawsuits may be filed, and new claims may be made against us in the future including, but not limited to, claims by subcontractors and others who are dissatisfied with the amount of money they have received from, or their treatment under, the Program. We have defended such lawsuits and claims vigorously and plan to continue to do so, but we may not prevail in future cases. Although the contract provides that, with several exceptions, we are allowed to charge, as an expense under the contract, reasonable costs and fees incurred in defending and paying claims brought by third parties arising out of our performance, there can be no assurance that our legal costs and fees will be reimbursed. The State of Louisiana has not reimbursed us for the majority of such costs or fees and has not reimbursed any such costs or fees since 2008. The outstanding contract receivables related to defending and paying claims were fully reserved as of December 31, 2020.

In addition, as discussed in “Note 20 – Commitment and Contingencies – Road Home Contract” in our financial statements, on June 10, 2016, the OCD filed a written administrative demand (the “Administrative Demand”) with the Louisiana Commissioner of Administration against ICF Emergency in connection with the administration of the Program. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to Program grant recipients. The OCD separately supplemented the amount of recovery it is seeking in total approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit (the “Proceeding”) in Louisiana state court on June 10, 2016 broadly alleging and seeking recoupment for the same claim made in the Administrative Demand. On September 21, 2016, the Commissioner of the Division of Administration notified the OCD and the Company of his decision to defer jurisdiction of the Administrative Demand. In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the Proceeding. The Company continues to believe that neither the Administrative Demand nor the Proceeding has any merit, intends to vigorously defend its position, and has therefore not recorded a liability as of December 31, 2020.

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

We have offices in the U.K., Belgium, China, India, and Canada, among others, and expect to continue to have international operations and offices, some of which are in underdeveloped countries that do not have a well-established business infrastructure. We also perform work in some countries where we do not have a physical office. Some of the countries in which we work have a history of political instability or may expose our employees and subcontractors to physical danger over and above pandemic-related risk. Expansion into selective new geographic regions requires considerable management and financial resources, the expenditure of which may negatively impact our results, and we may never see any return on our investment.

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

In addition, because of our work with international clients, certain of our revenues and costs are denominated in other currencies, then translated to U.S. dollars for financial reporting purposes. Our revenues and profits may decrease as a result of currency fluctuations and devaluations and limitations on the conversion of foreign currencies into U.S. dollars and in the conversion between foreign currencies. We currently have forward contract agreements (“hedges”) related to our operations in the U.K., hedging the remeasurement between the Euro and the pound sterling. We recognize changes in the fair-value of the economic hedges in our results of operations. We may increase the number, size and scope of our hedges as we analyze options for mitigating our foreign exchange risk. We cannot be sure that our hedges will be successful in reducing the risks to us of our exposure to foreign currency fluctuations and, in fact, the hedges may adversely affect our operating results.

Our business in the U.K. and the European Union could be negatively affected by the terms of, and uncertainties related to, the U.K.’s exit from the European Union and other potential developments in the European Union.

Our U.K. and Belgian operations have traditionally serviced most of our European clients, including the European Commission, and there has been, and remains, a risk that these operations could be disrupted by the withdrawal of the U.K. from the European Union (“E.U.”), often referred to as “Brexit.”

The U.K.’s withdrawal from the E.U. became effective on January 31, 2020 but was subject to a transition period that lasted until December 31, 2020, when a new U.K./E.U. trade agreement became effective. Consistent with the political declaration that accompanied the withdrawal treaty, the new trade deal preserves significant elements of “free trade” between the U.K. and the EU.  However, such an exit from the E.U. is unprecedented. It remains uncertain how the commercial, legal, regulatory and tax environment in which we, our customers and our counterparties operate will be affected by Brexit. Among the many necessary changes, the U.K. will have its own customs territory and set its own tariffs. The new trade deal is relatively undeveloped in terms of trade in services, which could affect our ability to provide services into the E.U. from the U.K.

The challenges that continue to surround the terms of the U.K.’s exit from the E.U. and its consequences could adversely impact customer and investor confidence and relationships, result in additional market volatility and adversely affect our businesses and results of operations. These effects have and could continue to derive from delays or reductions in contract awards, canceled contracts, increased costs, fluctuations in exchange rates, difficulty in recruiting or in gaining permission to employ existing staff, difficulty in supply services across the E.U.-U.K. border, or less favorable payment terms.

There also remains the possibility of further political and constitutional changes within the U.K., specifically in relation to Scotland or Northern Ireland (which is accorded a special status with enhanced access to the E.U. Single Market under the withdrawal Treaty), with different but significant consequences. Further changes to the functioning model of the E.U. could result in a reduction in the financial resources of the European Commission that could lead to a decrease in the funding and scope of our work for that client. In addition, security and sovereignty and financial system stability issues resulting from Brexit or other geopolitical events, or the E.U. actions driven by those events, could change the current balance of responsibility established between the European Commission and member states, or affect the results of the E.U. budget-setting process, either of which could also reduce the funding and scope of our work for that client.

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

Businesses we acquire may have liabilities or adverse operating issues, or both, that we either fail to discover through due diligence or underestimate prior to the consummation of the acquisition. These liabilities and/or issues may include the acquired business’ failure to comply with, or other violations of, applicable laws, rules, or regulations or contractual or other obligations or liabilities. As the successor owner, we may be financially responsible for, and may suffer harm to our reputation or otherwise be adversely affected by, such liabilities and/or issues. An acquired business also may have problems with internal controls over financial reporting, which could in turn cause us to have material deficiencies or material weaknesses in our own internal controls over financial reporting. These and any other costs, liabilities, issues, and/or disruptions associated with any past or future acquisitions, and the related integration, could harm our operating results.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in business conditions could cause these assets to become impaired, requiring write-downs that would adversely affect our operating results.

All of our acquisitions have involved purchase prices in excess of tangible asset values net of liabilities assumed, resulting in the creation of an increased amount of goodwill and other intangible assets. As of December 31, 2020, goodwill and purchased intangibles accounted for approximately 55% and 4%, respectively, of our total assets. Under U.S. generally accepted accounting principles, we do not amortize goodwill acquired in a purchase business combination.  We evaluate the recoverability of recorded goodwill annually, as well as when events or circumstances indicate there may be an impairment or if we have a material change in reporting units. Although we have to date determined that goodwill has not been impaired, future events or changes in circumstances that result in an impairment of goodwill or intangible assets would have a negative impact on our profitability and operating results. In the second quarter of 2019, we impaired an intangible asset associated with a historical business acquisition for $1.7 million.

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

As of December 31, 2020, we had an aggregate of $313.2 million of outstanding indebtedness under a credit facility that will mature on March 3, 2025. The debt level increased as a result of the January 2020 acquisition of ITG. Subject to the limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future. Our ability to pay interest and repay the principal for our indebtedness from time to time, as well as meet our financial and operating covenant requirements, is dependent upon our ability to, among other things, manage our business operations, and generate sufficient cash flows to service such debt. If we are unable to comply with the terms of our financing agreements or obtain additional required financing, this could ultimately result in a material adverse effect on our financial results and the value of our stock. Among other things, our debt could:

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

We have outstanding debt that matures in March 2025 and derivatives with variable interest rates based on LIBOR which extend out to February 2025. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. Regulators in various jurisdictions have been working to replace LIBOR and other interbank offered rates with reference interest rates that are more firmly based on actual transactions and it is expected that a transition away from the widespread use of LIBOR to alternative rates will occur over the course of the next few years. While the U.S Federal Reserve has identified replacements for LIBOR and the Financial Accounting Standards Board has issued proposals for the transition from existing reference interest rates to alternative rates, there has been no agreed-upon alternative rate. These reforms may cause LIBOR to perform differently than in the past and LIBOR may ultimately cease to exist after 2021.

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

The board of directors authorized, declared and paid regular dividends each quarter since 2018.  The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the board of directors taking into account future earnings, cash flows, net income, dividend yield and other factors. Authorization of dividends by the Board is subject to adherence/compliance with our credit facility. There can be no assurance that the board of directors will declare any dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our offices and do not own any real estate. As of December 31, 2020, we leased approximately 326,983 square feet of office space at our corporate headquarters at 9300/9302 Lee Highway, Fairfax, Virginia (in the Washington, D.C. metropolitan area) through December 2022 (the “Fairfax Offices”). The Fairfax Offices house a portion of our operations and almost all of our corporate functions, including most of our staff within executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts, which will eventually move to the Reston location discussed below.

On October 24, 2019, we entered into a new commercial lease agreement for our corporate headquarters in Reston, Virginia. The new lease commences on March 1, 2022, the anticipated date we will take control of the property and commence buildout and extends through April 30, 2039 and provides for the lease by us of approximately 208,000 square feet of space. Total base rent payable over the extended lease period is approximately $154.9 million. We have two options to extend the term of the lease for an additional consecutive ten-year period under each option, or four options to extend the lease for an additional consecutive five-year period under each option with respect to the entire premises.

As of December 31, 2020, we had leases in place for approximately 1.3 million square feet of office space in more than 75 office locations throughout the U.S. and around the world, with various lease terms expiring over the next fourteen years. As of December 31, 2020, approximately 15,380 square feet of the space we leased was subleased to other parties. We continually review our need for office space and we believe that our current office space, as well as other future office space we expect to be able to obtain in the lease marketplace, will be sufficient to meet our office space needs.

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

An update on litigation related to our Road Home contract is discussed in “Note 20— Commitment and Contingencies — Road Home Contract” in our financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “ICFI.”

Holders

As of February 19, 2021, there were 32 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2015 through December 31, 2020, with the cumulative total return on (i) the NASDAQ Composite, (ii) the Russell 2000 stock index, and (iii) the Company’s 2020 peer group composed of other governmental and commercial service providers: Booz Allen Hamilton Holding Corporation; CACI International Inc.; CBIZ, Inc.; CRA International, Inc.; Exponent Inc.; FTI Consulting, Inc.; GP Strategies Corporation; Huron Consulting Group Inc.; ManTech International Corporation; Maximus, Inc.; Resources Connection, Inc.; Science Applications International Corporation; Tetra Tech, Inc.; Unisys Corporation; and VSE Corporation (the “2020 Peer Group”). As part of the annual process of reviewing the peer group, management ensures that the selected companies remain aligned with the Company’s evolving business strategy. There were no changes between the 2020 Peer Group and our peer group in 2019. The comparison below assumes an initial investment of $100.00 on December 31, 2015 in which all dividends (if any) are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

	Year Ended December 31,
	2015	2016	2017	2018	2019	2020
ICF International, Inc.	$100.00	$155.23	$147.64	$183.67	$261.62	$214.00
NASDAQ Composite	100.00	108.87	141.13	137.12	187.44	271.64
Russell 2000 Index	100.00	121.31	139.08	123.76	155.35	186.36
Peer Group	100.00	128.84	139.04	151.85	225.06	255.41

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended December 31, 2020 for our share repurchase plan and shares purchased in satisfaction of employee tax withholding obligations.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 – October 31	4,388	$62.92	—	$51,379,133
November 1 – November 30	23,496	$75.82	21,762	$49,726,369
December 1 – December 31	74,553	$73.16	50,000	$46,097,458
Total	102,437	$73.33	71,762

(a)

The total number of shares purchased of 102,437 includes any shares repurchased pursuant to our share repurchase program described further in footnote (b) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended December 31, 2020, the Company repurchased 30,675 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $72.69 per share.

(b)

The current share repurchase program, announced in September 2017 and extended in November 2019, authorizes share repurchases in the aggregate up to $100.0 million. Our existing Credit Facility (as later defined in this Annual Report) limits our Leverage Ratio (as defined under the Credit Facility), prior to and after giving effect to any repurchase, to 3.25 to 1.00 or less. During the three months ended December 31, 2020, we repurchased 71,762 shares under the share repurchase program at an average price of $73.60 per share.

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

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands, except per share amounts)
Statement of Earnings Data:
Revenue	$1,506,875	$1,478,525	$1,337,973	$1,229,162	$1,185,097
Direct costs	972,406	953,187	857,508	771,725	745,137
Operating costs and expenses:
Indirect and selling expenses	411,612	395,763	360,987	346,440	328,048
Depreciation and amortization	20,399	20,099	17,163	17,691	16,638
Amortization of intangible assets	13,349	8,083	10,043	10,888	12,481
Total operating costs and expenses	445,360	423,945	388,193	375,019	357,167
Operating income	89,109	101,393	92,272	82,418	82,793
Interest expense	(13,892)	(10,719)	(8,710)	(8,553)	(9,470)
Other expense	(544)	(501)	(735)	121	1,184
Income before income taxes	74,673	90,173	82,827	73,986	74,507
Provision for income taxes	19,714	21,235	21,427	11,110	27,923
Net income	$54,959	$68,938	$61,400	$62,876	$46,584

Earnings per share (“EPS”):
Basic	$2.92	$3.66	$3.27	$3.35	$2.45
Diluted	$2.87	$3.59	$3.18	$3.27	$2.40

Weighted-average common shares outstanding:
Basic	18,841	18,816	18,797	18,766	18,989
Diluted	19,135	19,224	19,335	19,244	19,416

Cash dividends declared per common share(1)	$0.56	$0.56	$0.56	$—	$—

	As of December 31,
	2020	2019	2018	2017	2016
Consolidated Balance Sheet Data:	(in thousands)
Cash and cash equivalents	$13,841	$6,482	$11,694	$11,809	$6,042
Total assets	1,667,290	1,396,034	1,213,862	1,110,255	1,085,571
Long-term debt	303,214	164,261	200,424	206,250	259,389
Total stockholders’ equity	746,961	714,551	660,417	616,030	566,004

(1)	No cash dividends were declared during the year ended December 31, 2017 and 2016.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the “Selected Financial Data” and the consolidated financial statements and related notes included elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2020 and 2019 items and year-to-year comparisons between 2020 and 2019. Discussions of 2019 items and year-to-year comparisons between 2019 and 2018 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was filed with the SEC on February 28, 2020, and is incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We provide professional services and technology-based solutions to government and commercial clients. Our services include management, marketing, technology, and policy consulting, and implementation services. We help our clients conceive, develop, implement, and improve solutions that address complex business, natural resource, social, technological, and public safety issues. Our services primarily support clients that operate in four key markets:

• Energy, Environment, and Infrastructure;

• Health, Education, and Social Programs;

• Safety and Security; and

• Consumer and Financial.

Drawing from our domain knowledge and staff experience in working in multi-disciplinary teams for clients in a variety of markets, we provide services to our diverse client base that deliver value throughout the entire life cycle of a policy, program, project, or initiative. Our primary services include:

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

Our largest clients are U.S. federal government departments and agencies. In fact, our federal government clients have included every cabinet-level department, most significantly HHS, DOS, and DoD. Federal government clients generated approximately 44%, 38%, and 41% of our revenue in 2020, 2019, and 2018, respectively. State and local government clients generated approximately 15%, 19%, and 14% of our revenue in 2020, 2019, and 2018, respectively. International government clients generated approximately 6%, 8%, and 9% of our revenue in 2020, 2019, and 2018, respectively.

We also serve a variety of commercial clients worldwide, including: airlines, airports, electric and gas utilities, health care companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, manufacturing firms, retail chains, and distribution companies. Our commercial clients, which include clients outside the U.S., generated approximately 35%, 35%, and 36% of our revenue in 2020, 2019, and 2018, respectively.

We report operating results and financial data as a single segment based on the consolidated information used by our chief operating decision-maker in evaluating the financial performance of our business and allocating resources. Our single segment represents our core business: professional services for government and commercial clients. Although we describe our multiple service offerings to clients that operate in four markets to provide a better understanding of the scope and scale of our business, we do not manage our business or allocate our resources based on those service offerings or client markets. Rather, on a project-by-project basis, we assemble the best team from throughout the enterprise to deliver highly customized solutions that are tailored to meet the needs of each client.

Notwithstanding the impact of COVID-19, we believe that, in the long-term, demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about clean energy and energy efficiency; health promotion, treatment, and cost control; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Harvey, Irma, Maria, Laura and Michael) that devastated communities in Texas, Florida, North Carolina, Louisiana, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts. We believe our prior and current experience with disaster relief and rebuild efforts, including those from Hurricanes Katrina and Rita and Superstorm Sandy, put us in a favorable position to continue to provide recovery and housing assistance, and environmental and infrastructure solutions on behalf of federal departments and agencies, state, territorial and local jurisdictions, and regional agencies.

We also see significant opportunity to further leverage our digital and client engagement capabilities across our commercial and government client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements that span the entire program life cycle, and to complete and successfully integrate additional strategic acquisitions. We will continue to focus on building scale in vertical and horizontal domain expertise, developing business with both our government and commercial clients, and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities, such as our recent acquisition of ITG, that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies. Although we continue to see favorable long-term market opportunities, there are certain business challenges facing all government service providers. Administrative and legislative actions by the federal government to address changing priorities or in response to the budget deficit could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. Similarly, the very nature of opportunities arising out of disaster recovery mean they can involve unusual challenges. Factors such as the overall stress on communities and people affected by disaster recovery situations, political complexities and challenges among involved government agencies, and a higher-than-normal risk of audits and investigations may result in a reduction to our revenue and profit and adversely affect cash flow. However, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the federal government, as well as to state and local and international governments and commercial clients. We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, potential acquisitions, customary capital expenditures, and other working capital requirements.

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

Because a significant portion of our expenses (such as personnel, facilities, and related costs) are fixed in the short-term, contract performance and variation in the volume of activity, as well as in the number and volume of contracts commenced or completed during any year, may cause significant variations in operating results from year to year. We generally have been able to price our contracts in a manner that accommodates the rates of inflation experienced in recent years, although we cannot ensure that we will be able to do so in the future.

IMPACT OF THE COVID-19 PANDEMIC

On March 11, 2020, the World Health Organization characterized the novel strain of coronavirus disease COVID-19 as a global pandemic. There continues to be significant uncertainty as to the effects of this pandemic on the global economy, which may impact, among other things, our operations, balance sheet, results of operations or cash flows. Adverse events such as health-related concerns about working in our offices, the inability to travel, the potential impact on our employees, clients, subcontractors and other suppliers and business partners, a slow-down in customer decision-making that affects procurement cycles, a reprioritization of client spending, and other matters affecting the general work and business environment have harmed, and could continue to harm, our business and delay the implementation of our business strategy. We cannot fully anticipate all the ways in which the current global health crisis, economic slowdown and financial market conditions will adversely impact our business in the future. The longer the duration of the pandemic, the advent of new strains of the virus and challenges faced in the rollout of vaccines, the more likely it is that it could have an adverse effect on our business, financial position, results of operations and/or cash flows.

We are primarily a service business, and our staffing, and that of our subcontractors, has been maintained, substantially on a work from home basis, fortunately with little COVID-19 illness among our staff. To date we have experienced continuity in the majority of our work for our government clients, which accounted for approximately 65% of our revenues for the twelve months ended December 31, 2020. There have been postponements of events and challenges around some project work requiring travel, but overall, our government clients have continued to require our services. We are unable to predict whether, and to what extent, this trend will continue.  It would be reasonable to expect that some deterioration of certain client activities has occurred and will continue to occur due to COVID-19, but there is also the possibility of additional demand from federal agencies such as the CDC, HHS, and the Federal Emergency Management Agency, as well as state and local and international government agencies.

Of the remaining 35% of our total revenue for the twelve months ended December 31, 2020, the majority was generated from commercial energy markets and commercial marketing services, each of which represented roughly half of that total. In commercial energy, where we work primarily for utility clients, we have experienced trends similar to those with our government clients, although some aspects of energy efficiency programs have been put on hold as they involve direct interaction with consumers. In our commercial marketing services, a key component of our business is our industry-leading loyalty platform, where we have long-term implementation contracts, and we believe our clients, many of which are in the hospitality space, will continue to stay engaged with their most loyal customers. The other parts of commercial marketing services, which include public event management and marketing technology, were impacted based on the restriction upon travel worldwide and the deferral or cancellation of marketing events. Some of these commercial clients perform work in travel-related markets and have been severely impacted by the COVID-19 pandemic. As a result, we are monitoring that business area closely. These elements of commercial marketing services represented less than 16% of our total Company-wide revenues for the twelve months ended December 31, 2020.

We are monitoring the evolving situation related to the COVID-19 pandemic and we continue to work with our stakeholders to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. To protect employee health and safety while COVID-19 remains a threat, we plan to continue to deliver a majority of our services to clients remotely for the foreseeable future and continue to evaluate our return to office plans. While the Coronavirus Aid, Relief and Economic Security (“CARES”) Act contains a provision that allows federal contractors to seek specified reimbursement for certain employees who are unable to perform their contract requirements due to government restrictions, we believe we have limited claims under the CARES Act, and reimbursements are also subject to limitations and do not extend past December 31, 2020. Additionally, we exercised the option to defer payment of the employer portion of the Social Security tax, with 50% to be repaid by December 31, 2021 and the remainder by December 31, 2022.  We deferred payment of approximately $20.9 million of employer Social Security taxes during the twelve months ended December 31, 2020.

As part of management actions to counter the impact of COVID-19, we continue to align our costs with anticipated revenues. In the U.S. and in our international operations, we have used staff reductions, furloughs, and other temporary wage reduction programs in response to the pandemic. We incurred $2.1 million in severance costs related to unanticipated terminations associated with COVID-19. We are currently participating in several international government subsidy programs, providing approximately $3.0 million as of December 31, 2020, whose objective is to encourage eligible companies to keep employees on the payroll during the COVID-19 pandemic. A requirement of these subsidies is that we continue to employ the identified employees who might otherwise have been impacted by a reaction to COVID-19. The subsidies are limited in the amount and time in which payroll costs are covered.

BUSINESS COMBINATIONS

A key element of our growth strategy is to pursue acquisitions. In 2018, we acquired The Future Customer (“TFC”), DMS Disaster Consultants (“DMS”), and We Are Vista Limited (“Vista”).  In January 2020 and December 2020, we completed the acquisitions of ITG and Eco-Tech Consultants, Inc. (“Eco-Tech”). While providing capabilities and access to new clients in support of our growth strategy, these acquisitions were not significant to our financial statements taken as a whole.

The Future Customer – In January 2018, we acquired TFC, a leading boutique loyalty strategy and marketing company based in London, U.K.  The acquisition of TFC enhanced and extended our customer loyalty business to Europe.

DMS Disaster Consultants – In August 2018, we acquired DMS, a disaster management and recovery firm based in Florida, to broaden our capabilities in support of assisting communities, businesses and individuals recover from man-made and nature disasters. DMS assists public sector clients with man-made and natural disaster planning and preparedness, and post-disaster response and recovery efforts by assisting clients in obtaining federal funding from Federal the Emergency Management Agency (FEMA), insurance companies, and other sources.

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

Eco-Tech Consultants, Inc. – In December 2020, we completed the acquisition of Eco-Tech, an ecological consulting firm located in Louisville, Kentucky. The firm provides a range of ecological services across the Eastern United States and will greatly increase our capacity to support a growing portfolio of transportation agency clients in the Eastern United States.

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

For cost-based contracts, we recognize revenue as a single performance obligation based on contract costs incurred, as we become contractually entitled to reimbursement of the contract costs, plus a most likely estimate of award or incentive fees earned on those costs even though final determination of fees earned occurs after the contractually stipulated performance assessment period ends.

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

Contract assets – This account includes unbilled amounts typically resulting from revenue recognized on contracts when the amount of revenue recognized exceeds the amounts billed. It also includes contract retainages until we have met the contract-stipulated requirements for payment. Contract assets are reported in a net position on a contract-by-contract basis each period even though individual contracts may contain multiple performance obligations. On a contract-by-contract basis, amounts do not exceed their net realizable value.

Contract liabilities – This account consists of advance payments received and billings in excess of revenue recognized on contracts. Contract liabilities are reported in a net position on a contract-by-contract basis each period even though individual contracts may contain multiple performance obligations.

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

Payments on cost-based contracts with the U.S. Federal government are provisional payments subject to audit and adjustment.  Our USAID-cognizant indirect cost rates have been finalized through December 31, 2014, and its NIH-cognizant cost rates have been finalized through December 31, 2011.  Contract revenue have been recorded in amounts that are expected to be realized upon final audit and cost settlement and we do not believe any additional, material revenue adjustments will result from finalizing the indirect rates and closing open audit years.

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

Goodwill and Other Intangible Assets

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired, less liabilities assumed, based on their respective fair values, with the excess recorded as goodwill. Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment if impairment indicators arise. As of December 31, 2020, goodwill and intangibles assets were $909.9 million and $59.9 million, respectively.

For the purpose of performing the annual goodwill impairment review as of October 1, 2020, as our business is highly integrated and all of our components have similar economic characteristics, we have concluded we have one aggregated reporting unit at a consolidated entity level. We assess goodwill at the reporting level.  For the goodwill impairment test, we opted to perform a qualitative assessment of whether it is more likely than not that the reporting unit's fair value is less than its carrying amount. If, after completing the qualitative assessment, we determine that it is more likely than not that the estimated fair value of the reporting unit exceeded the carrying amount, we may conclude that no impairment exists. If we conclude otherwise, a goodwill impairment test must be performed, which includes a comparison of the fair value of the reporting unit to its carrying amount and recognizing, as an impairment loss, the difference of the estimated fair value of the reporting unit over its carrying amount.

Our qualitative analysis as of October 1, 2020 included macroeconomic and industry and market-specific considerations, financial performance indicators and measurements, and other factors. Based on this qualitative assessment, we determined that it is more likely than not that the fair value of our one reporting unit exceeded its carrying amount, and thus the impairment test was not required to be performed.  Historically, we have not recorded any impairment charges for goodwill.

We are required to review other intangible assets and long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset might not be recoverable. In the fourth quarter of 2020 management evaluated its existing operating lease facilities and elected to discontinue the use of 16 leased facilities in advance of the lease termination date resulting in a $4.9 million charge for early contract termination. The $4.9 million charge included $3.1 million of impairment, $1.5 million of termination fees and $0.3 million of a loss on the disposition of related fixed assets and other costs.

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

Stock-based Compensation

The ICF International, Inc. 2018 Omnibus Incentive Plan, as amended, (the “2018 Omnibus Plan”) provides for the granting of stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance shares, performance units, cash-based awards, and other stock-based awards to all officers, key employees, and non-employee directors.  The 2018 Omnibus Plan replaced the previous 2010 Omnibus Incentive Plan (the “Prior Plan”). As of December 31, 2020, there were approximately 1,107,968 shares available for grant under the 2018 Omnibus Plan.

We utilize cash settled RSUs (“CSRSUs”) which are settled only in cash payments. The cash payment is calculated by multiplying the number of CSRSUs vested by our closing stock price on the vesting date, subject to a maximum payment cap and a minimum payment floor. CSRSUs have no impact on the shares available for grant under the 2018 Omnibus Plan and have no impact on the calculated shares used in EPS calculations.

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

We recognized total compensation expense relating to stock-based compensation of $24.6 million, $26.0 million, and $19.6 million for the years ended December 31, 2020, 2019, and 2018, respectively. We recognize stock-based compensation expense for stock options, restricted stock awards, and RSUs on a straight-line basis over the requisite service period, which is generally the vesting period. We treat CSRSUs as liability-classified awards, and account for them at fair value based on the closing price of our stock at the balance sheet date. We recognize expense for performance-based share awards (“PSAs”), which are subject to a performance condition and a market condition, on a straight-line basis over the performance period. Non-employee director awards are expensed over the performance period.

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

	Year ended December 31, 2020		Year ended December 31, 2019		Year ended December 31, 2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Energy, environment, and infrastructure	$616,296	41%	$663,799	45%	$564,736	42%
Health, education, and social programs	670,618	44%	567,351	38%	535,578	40%
Safety and security	117,979	8%	118,279	8%	111,660	8%
Consumer and financial	101,982	7%	129,096	9%	125,999	10%
Total	$1,506,875	100%	$1,478,525	100%	$1,337,973	100%

Our primary clients are the agencies and departments of the federal government and commercial clients. Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us strong client relationships. In 2020, 2019, and 2018, approximately 92%, 92%, and 92% of our revenue, respectively, was from prime contracts.

Client type

The table below shows our revenue by type of client as a percentage of total revenue for the periods indicated. Certain immaterial revenue amounts in the prior years have been reclassified due to minor adjustments and reclassification within client type.

	Year ended December 31, 2020		Year ended December 31, 2019		Year ended December 31, 2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S. federal government	$666,961	44%	$560,953	38%	$546,050	41%
U.S. state and local government	222,730	15%	279,833	19%	183,900	14%
International government	95,734	6%	122,125	8%	122,186	9%
Government	985,425	65%	962,911	65%	852,136	64%
Commercial	521,450	35%	515,614	35%	485,837	36%
Total	$1,506,875	100%	$1,478,525	100%	$1,337,973	100%

Contract mix

Contract mix varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract. There are three main types of contracts: time-and-materials contracts, fixed-price contracts, and cost-based contracts. For a detailed discussion of contract types, see “Critical Accounting Policies - Revenue Recognition” above.

The following table shows the approximate percentage of our revenue for each of these types of contracts for the periods indicated. Certain immaterial revenue amounts in the prior years have been reclassified due to minor adjustments and reclassification within contract type.

	Year ended December 31, 2020		Year ended December 31, 2019		Year ended December 31, 2018
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Time-and-materials	$749,844	50%	$700,980	48%	$581,446	44%
Fixed-price	529,157	35%	566,299	38%	526,751	39%
Cost-based	227,874	15%	211,246	14%	229,776	17%
Total	$1,506,875	100%	$1,478,525	100%	$1,337,973	100%

Payments to us on cost-based contracts with the federal government are provisional payments subject to adjustment upon audit by the government. Such audits have been finalized through 2011 for NIH-cognizant indirect rates and through 2014 for USAID-cognizant indirect rates, and any adjustments have been immaterial. Contract revenue for subsequent periods has been recorded in amounts that are expected to be realized on final audit and settlement of costs in those years.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of comprehensive income, expresses these items as a percentage of revenue for the periods indicated and the period-over-period rate of change in each of them.

Years Ended December 31, 2020, 2019, and 2018

(dollars in thousands)

	Year Ended December 31,						Year to Year Change
	2020	2019	2018	2020	2019	2018	2019 to 2020		2018 to 2019
	Dollars			Percentages			Dollars	Percent	Dollars	Percent
Revenue	$1,506,875	$1,478,525	$1,337,973	100.0%	100.0%	100.0%	$28,350	1.9%	$140,552	10.5%
Direct Costs	972,406	953,187	857,508	64.5%	64.5%	64.1%	19,219	2.0%	95,679	11.2%
Operating Costs and Expenses
Indirect and selling expenses	411,612	395,763	360,987	27.3%	26.8%	27.0%	15,849	4.0%	34,776	9.6%
Depreciation and amortization	20,399	20,099	17,163	1.4%	1.4%	1.3%	300	1.5%	2,936	17.1%
Amortization of intangible assets	13,349	8,083	10,043	0.9%	0.5%	0.8%	5,266	65.1%	(1,960)	(19.5)%
Total Operating Costs and Expenses	445,360	423,945	388,193	29.6%	28.7%	29.1%	21,415	5.1%	35,752	9.2%
Operating Income	89,109	101,393	92,272	5.9%	6.9%	6.9%	(12,284)	(12.1)%	9,121	9.9%
Interest expense	(13,892)	(10,719)	(8,710)	(0.9)%	(0.7)%	(0.7)%	(3,173)	29.6%	(2,009)	23.1%
Other expense	(544)	(501)	(735)	—	—	(0.1)%	(43)	8.6%	234	(31.8)%
Income Before Income Taxes	74,673	90,173	82,827	5.0%	6.2%	6.1%	(15,500)	(17.2)%	7,346	8.9%
Provision for Income Taxes	19,714	21,235	21,427	1.3%	1.4%	1.6%	(1,521)	(7.2)%	(192)	(0.9)%
Net Income	$54,959	$68,938	$61,400	3.6%	4.7%	4.6%	$(13,979)	(20.3)%	$7,538	12.3%

Year ended December 31, 2020 compared to year ended December 31, 2019

Revenue. Revenue for the year ended December 31, 2020, was $1,506.9 million, compared to $1,478.5 million for the year ended December 31, 2019, representing an increase of $28.4 million or 1.9%. The increase in revenue was attributable to an increase in governmental revenue of $22.5 million, or 2.3%, and an increase in commercial revenue of $5.8 million, or 1.1%, compared to the prior year.    The changes in government revenue by client type were driven by the increase in federal government revenue, including clients from the ITG acquisition, offset by a decrease in state and local government revenue, from our disaster recovery clients, and a decrease in international government revenue. The increase in our commercial revenue by client market was driven by increases in revenue from energy, environment and infrastructure clients and health, education, and social program clients, including clients from our ITG acquisition, partially offset by a decrease in marketing services provided to our consumer and financial clients, which have been impacted by COVID-19, compared to the prior year. The governmental and commercial revenues as a percent of total revenue remained consistent at 65% and 35% for the year ended December 31, 2020 compared with 65% and 35% for the prior year.

Direct costs. Direct costs for the year ended December 31, 2020, were $972.4 million compared to $953.2 million for the year ended December 31, 2019, an increase of $19.2 million or 2.0%. The increase in direct costs and associated fringe costs was attributable to an increase of $31.6 million in direct labor and associated fringe benefits costs offset by a $12.4 million decrease in subcontractor and other direct costs. The direct labor and associated fringe costs increase is the result of an increase in our federal government revenues, as discussed above, partially offset by the decline in direct labor in our international government clients and our commercial clients. The decrease in subcontractor and other direct costs is due to the decline in other direct costs of $12.0 million, primarily travel related costs offset by an increase in media buys, and a $0.4 million decline in subcontractor costs. The decline in subcontractor costs is due to the decline in revenue from contracts that are reliant upon subcontractors, such as the hurricane relief and recovery efforts and marketing services, offset by subcontractor costs from the ITG acquisition. Direct costs as a percent of revenue remained constant at 64.5% for the year ended December 31, 2020 and 2019.

Indirect and selling expenses. Indirect and selling expenses generally include our management, facilities, and infrastructure costs for all employees and the salaries and wages related to indirect activities, including stock-based and cash-based incentive compensation provided to employees whose compensation and other benefit costs are included in indirect and selling expenses, plus associated fringe benefits not directly related to client engagements.

Indirect and selling expenses for the year ended December 31, 2020, were $411.6 million compared to $395.8 million for the prior year, an increase of $15.8 million or 4.0%. The increase in indirect and selling expenses was primarily due to an increase in indirect labor, associated fringe costs, and other compensation costs of $25.6 million, and a decrease in general and administrative costs of $9.8 million. The increase in indirect labor, associated fringe costs, and other compensation costs is due to the general increase in labor year over year and additional severance costs from our internal restructuring and $8.8 million expense related to obligations under the Executive Chair’s employment agreement. The decrease in general and administrative costs was due to a reduction of travel-related expenses of $10.3 million, a decrease related to the $1.7 million impairment of intangible assets in the prior year, a decrease in our use of contract labor in the current year, and the decline in non-labor related administrative costs in the current year, offset by increases in the current year of $4.4 million of expenses related to the termination, abandonment, or impairment of several operating leases, a $3.4 million increase in bad debt expenses, and other increased costs due to our investments in our internal infrastructure and processes, and professional fees and insurance costs associated with our acquisition activities. Indirect and selling expenses as a percent of revenue increased to 27.3% for the year ended December 31, 2020, compared to 26.8% for the year ended December 31, 2019. The increase in indirect and selling expenses as a percent of revenue is due to expenses in 2020 related to termination of operating leases and expenses related to the departing officer’s employment in our indirect and selling expenses for the year ending December 31, 2020.

Depreciation and amortization. Depreciation and amortization was $20.4 million for the year ended December 31, 2020, compared to $20.1 million for the prior year, an increase of $0.3 million or 1.5%. The increase in depreciation and amortization is the result of additional leasehold improvements acquired as part of the ITG acquisition which was offset by a decrease in depreciation and amortization as a result of accelerated depreciation of leasehold improvements on leases that terminated during the prior year.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2020 was $13.3 million compared to $8.1 million for the prior year. The $5.3 million increase was primarily due to an increase in the amortization of additional intangible assets related to the ITG acquisition totaling $47.3 million, partially offset by reduced levels of amortization of intangible assets associated with prior acquisitions.

Operating income. For the year ended December 31, 2020, operating income was $89.1 million compared to $101.4 million for the prior year, a decrease of $12.3 million or 12.1%. Operating income as a percent of revenue was 5.9% for the year ended December 31, 2020 compared to 6.9% for the prior year. The changes were largely due to an increase in indirect and selling expenses, associated with expense related to obligations under the Executive Chair’s employment agreement, and an increase in amortization of intangible assets partially offset by higher revenues.

Interest expense. For the year ended December 31, 2020, interest expense was $13.9 million, compared to $10.7 million for the prior year, an increase of $3.2 million or 29.6%. The higher interest expense for the twelve months ended December 31, 2020 was due to higher average debt balances, primarily due to the financing of the ITG acquisition, partially offset by lower average interest rates for the period ended December 31, 2020 compared to the period ended December 31, 2019.

Other expense. For the year ended December 31, 2020, other expense was flat at $0.5 million compared to other expense of $0.5 million for the prior year.

Provision for income taxes. The effective income tax rate for the years ended December 31, 2020 and December 31, 2019, was 26.4% and 23.6%, respectively. Our effective tax rate, including state and foreign taxes net of federal benefit for the year ended December 31, 2020, was higher than the statutory tax rate for the year primarily due to tax benefits for stock-based compensation, permanently non-taxable income and state tax credits, and partially offset by the establishment of a valuation allowance on certain deferred tax assets, permanent differences related to compensation costs, and other expenses not deductible for tax purposes.

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

Service Revenue

Service revenue represents revenue less subcontractor and other direct costs (which include third-party materials and travel expenses). Service revenue is not a recognized term under U.S. GAAP and should not be considered an alternative to revenue as a measure of operating performance. This presentation of service revenue may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe service revenue is a useful measure to investors since, as a consulting firm, a key metric is revenue generated from the services our employees provide to our clients. For the year ended December 31, 2020, service revenue grew $40.7 million or 4.1% compared to the year ended December 31, 2019.  For the year ended December 31, 2020, service revenue represented 69.3% of total revenue compared to 67.8% for the year ended December 31, 2019. The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Year ended December 31,
	2020	2019	2018
Revenue	$1,506,875	$1,478,525	$1,337,973
Subcontractor and other direct costs	(463,364)	(475,717)	(412,216)
Service revenue	$1,043,511	$1,002,808	$925,757

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

A reconciliation of net income to EBITDA and adjusted EBITDA follows:

	Year ended December 31,
	2020	2019	2018
Net income	$54,959	$68,938	$61,400
Other expense	544	501	735
Interest expense	13,892	10,719	8,710
Provision for income taxes	19,714	21,235	21,427
Depreciation and amortization	33,748	28,182	27,206
EBITDA	122,857	129,575	119,478
Adjustment related to impairment of long-lived assets (1)	3,090	1,728	—
Special charges related to acquisitions (2)	1,983	1,771	1,361
Special charges related to severance for staff realignment (3)	4,764	1,774	1,554
Special charges related to facilities consolidations and office closures, and our future corporate headquarters (4)	1,643	717	115
Special charges related to retirement of Executive Chair (5)	8,825	—	—
Adjustments related to bad debt reserve (6)	—	(782)	1,240
Total special charges and adjustments	20,305	5,208	4,270
Adjusted EBITDA	$143,162	$134,783	$123,748

(1)

Adjustment related to impairment of long-lived assets: We recognized impairment expense of $3.1 million in the fourth quarter of 2020 related to impairment of right-of-use lease assets and $1.7 million in the second quarter of 2019 related to an intangible asset associated with a historical business acquisition.

(2)

Special charges related to acquisitions: These costs consist primarily of consultants and other outside third-party costs, integration costs associated with an acquisition, and an adjustment to the contingent consideration liability from a previous acquisition.

(3)

Special charges related to severance for staff realignment: These costs are mainly due to involuntary employee termination benefits for Company officers, groups of employees who have been terminated as part of a consolidation or reorganization or, to the extent that the costs are not included in the previous two categories, involuntary employee termination benefits for employees who have been terminated as a result of COVID-19.

(4)

Special charges related to facilities consolidations, office closures, and our future corporate headquarters: These costs are exit costs associated with terminated leases or full office closures.  The exit costs include charges incurred under a contractual obligation that existed as of the date of the accrual and for which we will (i) continue to pay until the contractual obligation is satisfied but with no economic benefit to us or (ii) we contractually terminated the obligation and ceased utilizing the facilities. Additionally, we incurred one-time charges with respect to the execution of a new lease agreement for our corporate headquarters.

(5)

Special charges related to retirement of Executive Chair: These costs include severance, pro rata incentive bonus, welfare benefits, and acceleration of equity awards we incurred under the departing officer’s severance agreement during the fourth quarter of 2020. As a result of the employment agreement, the departing officer was able to maintain certain equity awards beyond his date of employment.

(6)

Adjustments related to bad debt reserve: During 2018, we established a bad debt reserve for amounts due from a utility client that had filed for bankruptcy and included the reserve as an adjustment due to its relative size. The adjustment in 2019 reflects a favorable revision of our prior estimate of collectability based on a third party acquiring the receivables.

Non-GAAP Diluted Earnings per Share

Non-GAAP diluted EPS represents diluted EPS excluding the impact of certain items such as impairment of intangible assets, acquisition expenses, severance for staff realignment, facility consolidations and office closures, certain adjustments to the bad debt reserve and certain charges related to the retirement of our Executive Chair (which are also excluded from Adjusted EBITDA, as described further above), as well as the impact of amortization of intangible assets related to our acquisitions and income tax effects. While these adjustments may be recurring and not infrequent or unusual, we do not consider these adjustments to be indicative of the performance of our ongoing operations. Non-GAAP diluted EPS is not a recognized term under U.S. GAAP and is not an alternative to basic or diluted EPS as a measure of performance. This presentation of non-GAAP diluted EPS may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe that the supplemental adjustments applied in calculating non-GAAP diluted EPS are reasonable and appropriate to provide additional information to investors.

The following table presents a reconciliation of diluted EPS to non-GAAP diluted EPS for the periods indicated:

	Year ended December 31,
	2020	2019	2018
Diluted EPS	$2.87	$3.59	$3.18
Adjustment related to impairment of long-lived assets	0.16	0.09	—
Special charges related to acquisitions	0.10	0.10	0.07
Special charges related to severance for staff realignment	0.25	0.09	0.08
Special charges related to facilities consolidations and office closures, and our future corporate headquarters	0.10	0.08	0.01
Special charges related to retirement of Executive Chair	0.46	—	—
Adjustments related to bad debt reserve	—	(0.04)	0.06
Amortization of intangibles	0.70	0.42	0.52
Income tax effects on amortization, special charges, and adjustments	(0.47)	(0.18)	(0.19)
Non-GAAP EPS	$4.17	$4.15	$3.73

(1)	Income tax effects were calculated using an effective U.S. GAAP tax rate of 26.4%, 23.6% and 25.9% for the year ended December 31, 2020, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. On March 3, 2020, we entered into the First Amendment (the “First Amendment”) to the Fifth Amended and Restated Business Loan and Security Agreement with a group of 10 lenders (the “Credit Facility”). The First Amendment amended the Fifth Amended and Restated Business Loan and Security Agreement, entered on May 17, 2017. As a result of the First Amendment, we increased our borrowing capacity by $200.0 million through the addition of a $200.0 million term loan to the Credit Facility. The First Amendment also made certain other changes to the Credit Facility as described in “Note 10—Long-Term Debt” in the “Notes to Consolidated Financial Statements”. Additionally, we incurred additional loan fees of $2.1 million.

We drew upon our Credit Facility to fund the ITG acquisition and subsequently had a net payment on our credit facility of $104.7 million from operating cash flows. The improvement in cash flow from operations was primarily driven by the timing of client billings and collections of our disaster relief and rebuild contracts as well as the unexpected acceleration of billing and collections for media buys. However, the timing of cash flow from disaster relief and rebuild efforts is more uncertain than from other clients due to factors such as political complexities and challenges among involved government agencies. Moreover, the billing processes have complex reporting requirements and the funding processes have been slow to distribute funds once billed.

Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, debt service, dividends and share repurchases. We expect to meet these requirements through a combination of cash flow from operations and borrowings. Our primary source of borrowings is from our Credit Facility, as described in “Note 10—Long-Term Debt” in the “Notes to Consolidated Financial Statements.”

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

Financial Condition. There were several changes in our balance sheet during the year ended December 31, 2020 compared to the balance sheet as of December 31, 2019. The more significant changes are discussed below.

Cash and cash equivalents increased to $13.8 million on December 31, 2020, from $6.5 million on December 31, 2019. As of December 31, 2020, we had restricted cash of $68.1 million, all of which was classified as a current asset. These balances and the changes to the balances of cash and cash equivalents and restricted cash are further discussed in “Cash Flow” below and discussed in “Note 3—Restricted Cash” in the “Notes to Consolidated Financial Statements.”

Contract receivables, net of allowance for doubtful accounts, decreased to $222.9 million on December 31, 2020 compared to $261.2 million on December 31, 2019, primarily due to significant collection of outstanding receivables and an increase in our allowance for doubtful accounts, primarily related to two clients filing for bankruptcy. Contract receivables are a significant component of our working capital and generally increase due to revenue growth and may be favorably or unfavorably impacted by our collection efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients. Contract assets and contract liabilities represent revenue in excess of billings and billings in excess of revenue, respectively, both of which generally arise from revenue recognition timing and contractually stipulated billing schedules or billing complexity. As of December 31, 2020, contract assets and contract liabilities were $143.4 million and $42.1 million, respectively, compared to $142.3 million and $37.4 million, respectively, as of December 31, 2019.

We evaluate our collections efforts using the days-sales-outstanding ratio (“DSO”), which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities) by revenue per day for the trailing three months period. Days-sales-outstanding decreased to 67 days compared to 83 days during the prior year primarily due to significant collection efforts of our disaster relief and rebuilding contracts as well as accelerated collections related to media buys. The DSO, excluding disaster relief and rebuilding efforts, was 60 days for the quarter ended December 31, 2020, compared to 71 days for the quarter ended December 31, 2019.

Goodwill and other intangible assets, as discussed in “Note 6—Goodwill and Other Intangible Assets” and “Note 16 – Business Combinations” in the “Notes to Consolidated Financial Statements”, increased due to the acquisition of ITG and the impact of foreign currency translation. On January 31, 2020, we acquired ITG, for the purchase price of $255.0 million. The acquisition resulted in the recording of $188.3 million in goodwill and $47.3 million in intangible assets.

Operating lease - right-of-use assets decreased from $134.0 million as of December 31, 2019 to $127.1 million as of December 31, 2020 and the operating lease liability, both current and long-term, decreased from $151.8 million at December 31, 2019 to $139.0 million at December 31, 2020. The decrease in the right-of-use assets is due to $32.3 of amortization, $3.1 million of impairment, and $2.0 million reduction resulting from modification/contractual termination of leases, offset by $29.8 million of right-of-use assets under new leases and foreign currency impact of $0.7 million. The decrease in the operating lease liability is due to principal payments of $41.0 million, $12.5 million of additional pre-payment of lease commitments in December 2020, and a $1.6 million reduction resulting from modification/contractual termination of leases, offset by additional lease liabilities under new leases.

The increase in right-of-use assets and lease liabilities are primarily due to the lease acquired as part of the ITG acquisition and new facilities in Chicago. In the fourth quarter of 2020, management reviewed our operating lease facilities and, as a result of the review, we took a $4.9 million charge for both the contractual termination of 13 leases and the impairment of 3 leases for our discontinued use of the properties. The $4.9 million charge included $3.1 million in impairment, $1.5 million in termination fees, and $0.3 million in losses on the disposition of related fixed assets and other costs. The 13 terminated leases had lease end dates ranging from December 2020 to September 2024.

Long-term debt increased to $313.2 million at December 31, 2020 from $164.3 million at December 31, 2019, primarily due to financing of our $255 million acquisition of ITG partially offset by the net payments on our Credit Facility of $104.7 million. The average debt balance on the Credit Facility for the years ended December 31, 2020 and 2019 was $428.0 million and $268.6 million, respectively. The average interest rate on the Credit Facility, excluding any fees and unamortized debt issuance costs, for the year ended December 31, 2020 and 2019 was 2.4% and 3.6%, respectively. We generally utilize cash flow from operations as our primary source of funding and turn to our Credit Facility to fund any temporary fluctuations, such as increases in contract receivables, reductions in accounts payable and accrued expenses, purchase of treasury stock, payment of declared dividends, additional capital expenditures, and to meet funding requirements for new acquisitions.

On February 20, 2020, we entered into a floating-to-fixed interest rate swap agreement (the “Swap”) for a notional amount of $100.0 million in order to hedge a portion of the Company’s floating rate Credit Facility. Similar to the previous swap agreements that the Company has entered into, this Swap is intended to mitigate the risk of rising interest rates. As of December 31, 2020, the aggregate notional amount hedged totaled $200.0 million, excluding the hedge sold on December 1, 2016, and were valued at an unrealized loss of $10.9 million, before tax, and are included in other liabilities and accumulated other comprehensive loss. See “Note 12—Derivative Instruments and Hedging Activities” in the “Notes to Consolidated Financial Statements.”

Other long-term liabilities as of December 31, 2020 consists primarily of $17.3 million of deferred compensation plan liabilities, $10.0 million of the long-term portion of the deferred Company social security taxes under the CARES Act, $7.2 million of liabilities related to the long-term portion of fair value of outstanding hedges, and outstanding commitments under an acquisition agreement of $1.2 million.

The increase in accumulated other comprehensive loss of $2.0 million, net of taxes, was driven by a change of $5.2 million in the fair value of the interest rate hedging instruments, $0.5 million in gains reclassified to income related to hedging instruments previously sold and offset by a $3.7 million change in the value of certain foreign currencies relative to the U.S. dollar (primarily the British Pound, Euro and Canadian dollar. See “Note 14—Accumulated Other Comprehensive Loss” in the “Notes to Consolidated Financial Statements.”

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

Share Repurchase Program. The objective of the share repurchase program has been to offset dilution resulting from employee stock compensation. The Company meets its objective to offset dilution via its 10b5-1 and 10b-18 trading plans. In September 2017 the board of directors approved a share repurchase program that authorizes share repurchases in the aggregate up to $100.0 million. Our total repurchases are also limited by the Credit Facility as described in “Note 18—Share Repurchase Program” in the “Notes to Consolidated Financial Statements”.  Our overall repurchase limit is the lower of the amount imposed by our board of directors and by the Credit Facility.  Previously, purchases under the repurchase program could be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. On March 13, 2020, we terminated the Rule 105b-1 element of the share repurchase program. We subsequently approved an updated Rule 10b5-1 plan element of the share repurchase program, as part of its normal process, that is scheduled to commence January 2021. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the year ended December 31, 2020, we repurchased 278,582 shares under this program at an average price of $78.66 per share. As of December 31, 2020, $46.1 million remained available for share repurchases under the share repurchase program.

Dividends.  Cash dividends declared in 2020 were as follows:

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

	Year ended December 31,
(in thousands)	2020	2019	2018
Net cash provided by operating activities	$173,145	$91,440	$74,670
Net cash used in investing activities	(270,948)	(30,470)	(56,387)
Net cash provided by (used in) financing activities	169,955	(67,640)	(28,771)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	3,353	166	(792)
Increase (decrease) in cash, cash equivalents and restricted cash	$75,505	$(6,504)	$(11,280)

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered.

Operating activities provided $173.1 million in cash for the year ended December 31, 2020 compared to cash provided by operating activities of $91.4 million for the year ended December 31, 2019. The increase in cash flows provided by operations for the year ended December 31, 2020 compared to the prior year was primarily due to strong collections of contract receivables related to disaster relief and rebuilding efforts as well as accelerated collections related to our media placements work for which the associated media spend will occur in early 2021. Additionally, we were able to defer employer social security tax liabilities, under the CARES Act, until 2021 and 2022. The increases in cash flows were partially offset by the reduction in net income and the use of cash to settle outstanding operating liabilities. The improved collections of contract receivables is evidenced by the reduction in our DSO from 83 days for the quarter ended December 31, 2019 to 67 days for the quarter ended December 31, 2020. The reduction in our DSO was primarily the result of an 11 day decrease due to the accelerated collection related to media placements.

Investing activities used cash of $270.9 million for the year ended December 31, 2020, compared to $30.5 million for the year ended December 31, 2019. Our cash flows used in investing activities consists primarily of capital expenditures and acquisitions. The cash used in investing activities for the year ended December 31, 2020 included acquisitions, net of cash acquired, of $253.3 million, of which $253.1 million was for ITG and $0.2 million was for Eco-Tech, and $17.7 million for capital expenditures.  The cash used in investing activities for the year ended December 31, 2019 included $26.9 million for capital expenditures and acquisitions of $3.6 million.

Our cash flows used in financing activities consists primarily of debt and equity transactions. For the year ended 2020, cash flows used in financing activities were primarily due to the net advance from our Credit Facility of $150.3 million, net receipt and payments of restricted contract funds of $65.6 million, dividend payments of $10.6 million, and share repurchases under our share repurchase plan and shares purchased from employees to pay required withholding taxes related to settlement of restricted stock units of $29.7 million. For the year ended 2019, cash flows used in financing activities were primarily due to net payments on our Credit Facility of $35.0 million, dividend payments of $10.5 million, and share repurchases under our share repurchase plan and shares purchased from employees to pay required withholding taxes related to settlement of restricted stock units of $23.4 million.

Under a contract with a customer commencing in the final quarter of fiscal year 2020, the Company receives advance payments to be used to pay providers of services to the customer, a separate third-party. The advanced payments are treated as restricted cash as the Company is required under the contract to distribute the advanced funds to the third-party providers or return the advanced funds to the customer. Because the Company receives the advance payments from a customer, which must be refunded to the customer or remitted to a third party, the cash receipts are treated as borrowings rather than receipts for the provision of goods or services. Therefore, these cash receipts are presented as financing cash inflows, “Receipt of restricted contract funds”, with the subsequent payments classified as financing cash outflows, “Payment of restricted cash contract funds.”

OFF-BALANCE SHEET ARRANGEMENTS

We had ten outstanding letters of credit provided for under our Credit Facility with a total value of $2.7 million, primarily related to deposits to support our facility leases.

CONTRACTUAL OBLIGATIONS

The following table summarizes our contractual obligations as of December 31, 2020 that require us to make future cash payments. Our summary of contractual obligations includes payments that we have an unconditional obligation to make.

		Payments due by Period
		Less than	1 to 3	3 to 5	More than
(in thousands)	Total	1 year	years	years	5 years
Long-term debt obligation (1)	$345,490	$17,463	$38,089	$289,938	$—
Operating lease obligations (2)	310,014	27,417	59,526	44,863	178,208
Other obligations related to acquisitions	1,915	683	1,232	—	—
Total	$657,419	$45,563	$98,847	$334,801	$178,208

(1)

Represents the obligation for principal and variable interest payments related to the Credit Facility assuming the principal amount outstanding and interest rates at December 31, 2020 remain fixed through maturity. These assumptions are subject to change in future periods.

(2)

Operating lease obligations include leases of facilities and equipment. See “Note 7—Leases” in the “Notes to Consolidated Financial Statements.” The operating lease obligations includes the contractual obligations related to our new headquarters lease in Reston, Virginia.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under the Credit Facility and foreign exchange rate risk.

We monitor interest rate fluctuations and outlook as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects of higher interest rates on our results of operations. As part of this strategy, we may use interest rate swap arrangements to hedge all or a portion of our interest rate risk by securing hedges that effectively convert our variable rate debt to fixed rate debt. We do not use such instruments for speculative or trading purposes. Our exposure to market risk includes changes in interest rates for borrowings under the Credit Facility. These borrowings accrue interest at variable rates. Based on our borrowings under this facility and amount of hedging in 2020, a 1% increase in interest rates would have increased interest expense by approximately $4.3 million, and would have decreased our annual net income and operating cash flows by a comparable amount. On December 31, 2020, we have four interest rate swap agreements with a total aggregate notional amount of $200.0 million to hedge against changes in interest rates and offset potential increases in interest expense.  See “Note 12—Derivative Instruments and Hedging Activities” in the “Notes to Consolidated Financial Statements.”

As a result of conducting business in currencies other than the U.S. dollar, we are subject to market risk with respect to adverse fluctuations in currency exchange rates. In general, our currency risk is mitigated largely by matching costs with revenues in a given currency. However, our exposure to fluctuations in other currencies against the U.S. dollar increases as a greater portion of our revenue is generated in currencies other than the U.S. dollar. We currently have hedges in place to mitigate our foreign exchange risk related to our operations in Europe; however, given the amount of business conducted in Europe, there is some risk that revenue and profits will be affected by foreign currency exchange rate fluctuations. We use a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue. During the year ended December 31, 2020, 12.9% of our revenue was generated from our international operations based on the location to which a contract was awarded. As a result, a 10% increase or decrease in the value of the U.S. dollar against all currencies would have an estimated impact on revenue of approximately 0.8%, or $11.7 million. Actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure. As of December 31, 2020, we held approximately $81.5 million in cash and restricted cash in foreign bank accounts to be utilized on behalf of our foreign subsidiaries and to be used to pay providers of service to a customer (see “Note 3—Restricted Cash” in the “Notes to the Consolidated Financial Statements”), thereby partially mitigating foreign currency conversion risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of ICF International, Inc. and subsidiaries are provided in Part IV in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the Company’s management, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2020 to provide reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2020. The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears on page F-3 of this Form 10-K.

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
Changes in Internal Control Over Financial Reporting. There were no material changes in our internal control over financial reporting during the last quarter of 2020, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders (the “2021 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2021 Proxy Statement and is incorporated herein by reference.

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

10.16	Severance Letter Agreement by and between the Company and Ellen Glover, dated February 21, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed May 4, 2012). +

10.17	Severance Letter Agreement by and between the Company and Sergio J. Ostria, dated March 6, 2012 (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K, filed on March 8, 2016). +

10.18	First Amendment to Fifth Amended and Restated Business Loan and Security Agreement, dated March 3, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed March 5, 2020).

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

101

The following materials from the ICF International, Inc. Annual Report on Form 10-K for the year ended December 31, 2020 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. *

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in Inline XBRL

*	Submitted electronically herewith.
+	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 26, 2021	ICF INTERNATIONAL, INC.
	By:	/s/ JOHN WASSON
John Wasson
Chair, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN WASSON	Chair, President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2021
John Wasson

/s/ BETTINA G. WELSH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Bettina G. Welsh

/s/ DONALD J. TERRERI	Controller (Principal Accounting Officer)	February 26, 2021
Donald J. Terreri

/s/ MARILYN CROUTHER	Director	February 26, 2021
Marilyn Crouther

/s/ EILEEN O’SHEA AUEN	Director	February 26, 2021
Eileen O’Shea Auen

/s/ Dr. SRIKANT M. DATAR	Director	February 26, 2021
Dr. Srikant M. Datar

/s/ CHERYL W. GRISÉ	Director	February 26, 2021
Cheryl W. Grisé

/s/ PETER SCHULTE	Director	February 26, 2021
Peter Schulte

/s/ MICHAEL J. VAN HANDEL	Director	February 26, 2021
Michael Van Handel

/s/ RANDALL MEHL	Director	February 26, 2021
Randall Mehl

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2021 expressed an unqualified opinion.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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

•We tested the design and operating effectiveness of controls relating to the initial drafting of estimates-at-completion and the ongoing monitoring of changes in estimates specific to the estimates-at-completion.

•We tested management’s process for developing, revising and applying estimates-at-completion to a sample of contracts.  Our testing included evaluating key inputs and assumptions by comparing them to underlying supporting documentation or other corroborating evidence, such as subcontractor agreements, historical hours for similar service offerings, or other contractual documentation that supports estimated costs.

•We performed analytical procedures of gross margin fluctuations on a contract by contract basis to corroborate cumulative catch-up adjustments or forward loss provisions on negative margins.

•We obtained subsequent event information on a contract-by-contract basis and performed a “look-back” analysis of contracts completed during the year ended December 31, 2020 and compared the final gross margin to the estimated margins throughout the contract life cycle to assess the Company’s ability to develop reliable estimates.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2000.

Arlington, Virginia

February 26, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ICF International, Inc.  (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2020, and our report dated February 26, 2021 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia

February 26, 2021

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2020	December 31, 2019
ASSETS
Current Assets:
Cash and cash equivalents	$13,841	$6,482
Restricted cash - current	68,146	—
Contract receivables, net	222,850	261,176
Contract assets	143,369	142,337
Prepaid expenses and other assets	25,492	17,402
Income tax receivable	1,977	7,320
Total Current Assets	475,675	434,717
Total Property and Equipment, net	62,434	58,237
Other Assets:
Goodwill	909,913	719,934
Other intangible assets, net	59,887	25,829
Operating lease - right-of-use assets	127,132	133,965
Other assets	32,249	23,352
Total Assets	$1,667,290	$1,396,034

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$10,000	$—
Accounts payable	91,365	134,578
Contract liabilities	42,050	37,413
Operating lease liabilities - current	23,350	32,500
Accrued salaries and benefits	80,512	52,130
Accrued subcontractors and other direct costs	78,842	45,619
Accrued expenses and other current liabilities	100,908	36,811
Total Current Liabilities	427,027	339,051
Long-term Liabilities:
Long-term debt	303,214	164,261
Operating lease liabilities - non-current	115,614	119,250
Deferred income taxes	34,330	37,621
Other long-term liabilities	40,144	21,300
Total Liabilities	920,329	681,483

Commitments and Contingencies (Note 20)

Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 23,305,255 and 22,846,374 shares issued; and 18,909,983 and 18,867,555 shares outstanding at December 31, 2020 and December 31, 2019, respectively	23	23
Additional paid-in capital	369,058	346,795
Retained earnings	588,731	544,840
Treasury stock, 4,395,272 and 3,978,819 shares at December 31, 2020 and 2019, respectively	(196,745)	(164,963)
Accumulated other comprehensive loss	(14,106)	(12,144)
Total Stockholders’ Equity	746,961	714,551
Total Liabilities and Stockholders’ Equity	$1,667,290	$1,396,034

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in thousands, except per share amounts)	2020	2019	2018
Revenue	$1,506,875	$1,478,525	$1,337,973
Direct costs	972,406	953,187	857,508
Operating costs and expenses
Indirect and selling expenses	411,612	395,763	360,987
Depreciation and amortization	20,399	20,099	17,163
Amortization of intangible assets	13,349	8,083	10,043
Total operating costs and expenses	445,360	423,945	388,193
Operating income	89,109	101,393	92,272
Interest expense	(13,892)	(10,719)	(8,710)
Other expense	(544)	(501)	(735)
Income before income taxes	74,673	90,173	82,827
Provision for income taxes	19,714	21,235	21,427
Net income	$54,959	$68,938	$61,400

Earnings per share:
Basic	$2.92	$3.66	$3.27
Diluted	$2.87	$3.59	$3.18

Weighted-average common shares outstanding:
Basic	18,841	18,816	18,797
Diluted	19,135	19,224	19,335

Cash dividends declared per common share	0.56	0.56	0.56

Other comprehensive (loss) income, net of tax	(1,962)	407	(6,683)
Comprehensive income, net of tax	$52,997	$69,345	$54,717

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2018	18,662	$22	$307,821	$434,766	3,357	$(121,540)	$(5,039)	$616,030
Net income	—	—	—	61,400	—	—	—	61,400
Other comprehensive loss	—	—	—	—	—	—	(6,683)	(6,683)
Equity compensation	—	—	11,328	—	—	178	—	11,506
Exercise of stock options	209	—	5,842	—	—	—	—	5,842
Issuance of shares pursuant to vesting of restricted stock units	226	—	—	—	(8)	—	—	—
Net payments for stock issuances and buybacks	(280)	—	1,217	—	280	(18,342)	—	(17,125)
Reclassification of stranded tax effects due to adoption of accounting principle	—	—	—	829	—	—	(829)	—
Dividends declared	—	—	—	(10,553)	—	—	—	(10,553)
Balance at December 31, 2018	18,817	22	326,208	486,442	3,629	(139,704)	(12,551)	660,417
Net income	—	—	—	68,938	—	—	—	68,938
Other comprehensive income	—	—	—	—	—	—	407	407
Equity compensation	—	—	15,818	—	—	—	—	15,818
Exercise of stock options	94	—	2,924	—	—	—	—	2,924
Issuance of shares pursuant to vesting of restricted stock units	306	1	—	—	—	—	—	1
Net payments for stock issuances and buybacks	(349)	—	1,845	—	349	(25,259)	—	(23,414)
Dividends declared	—	—	—	(10,540)	—	—	—	(10,540)
Balance at December 31, 2019	18,868	23	346,795	544,840	3,978	(164,963)	(12,144)	714,551
Net income	—	—	—	54,959	—	—	—	54,959
Other comprehensive income	—	—	—	—	—	—	(1,962)	(1,962)
Equity compensation	—	—	17,555	—	—	—	—	17,555
Exercise of stock options	70	—	2,652	—	—	—	—	2,652
Issuance of shares pursuant to vesting of restricted stock units	389	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(417)	—	2,056	—	417	(31,782)	—	(29,726)
Cumulative-effect adjustments for adoption of accounting principle	—	—	—	(513)	—	—	—	(513)
Dividends declared	—	—	—	(10,555)	—	—	—	(10,555)
Balance at December 31, 2020	18,910	$23	$369,058	$588,731	4,395	$(196,745)	$(14,106)	$746,961

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2020	2019	2018
Cash Flows from Operating Activities
Net income	$54,959	$68,938	$61,400
Adjustments to reconcile net income to net cash provided by operating activities:
Bad debt expense	4,062	624	2,480
Deferred income taxes	(1,865)	(123)	5,100
Non-cash equity compensation	17,555	15,818	11,506
Depreciation and amortization	33,748	28,182	27,206
Non-cash lease expense	(2,307)	(1,247)	523
Facilities consolidation reserve	(288)	(274)	(260)
Remeasurement of contingent acquisition liability	—	—	505
Amortization of debt issuance costs	710	507	510
Impairment of long-lived assets	3,090	1,728	—
Other adjustments, net	964	181	449
Changes in operating assets and liabilities, net of the effect of acquisitions:
Net contract assets and liabilities	6,064	(11,963)	(14,148)
Contract receivables	54,384	(31,300)	(60,096)
Prepaid expenses and other assets	(5,410)	1,997	(6,650)
Accounts payable	(51,177)	31,949	28,309
Accrued salaries and benefits	26,810	8,012	(2,159)
Accrued subcontractors and other direct costs	32,544	(12,293)	10,762
Accrued expenses and other current liabilities	(18,198)	(4,951)	11,120
Income tax receivable and payable	5,375	(4,489)	(2,063)
Other liabilities	12,125	144	176
Net Cash Provided by Operating Activities	173,145	91,440	74,670

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(17,683)	(26,901)	(21,812)
Payments for business acquisitions, net of cash acquired	(253,265)	(3,569)	(34,575)
Net Cash Used in Investing Activities	(270,948)	(30,470)	(56,387)

Cash Flows from Financing Activities
Advances from working capital facilities	1,020,451	686,830	573,991
Payments on working capital facilities	(870,114)	(721,809)	(579,817)
Payments on capital expenditure obligations	(1,712)	(1,621)	(3,726)
Receipt of restricted contract funds	65,694	—	—
Payment of restricted contract funds	(106)	—	—
Debt issue costs	(2,094)	—	(21)
Proceeds from exercise of options	37	2,914	5,842
Dividends paid	(10,551)	(10,540)	(7,915)
Net payments for stockholder issuances and buybacks	(29,726)	(23,414)	(17,125)
Payments on business acquisition liabilities	(1,924)	—	—
Net Cash Provided by (Used in) Financing Activities	169,955	(67,640)	(28,771)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	3,353	166	(792)

Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	75,505	(6,504)	(11,280)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	6,482	12,986	24,266
Cash, Cash Equivalents, and Restricted Cash, End of Period	$81,987	$6,482	$12,986

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$14,337	$10,424	$9,893
Income taxes	$15,954	$26,595	$14,870
Non-cash investing and financing transactions:
Deferred and contingent consideration arising from businesses acquired	$—	$—	$8,391
Capital expenditure obligations	$—	$—	$6,121
Tenant improvements funded by lessor	$3,124	$—	$—
Exercise of options receivable from shareholders	$2,615	$—	$—

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

The Company’s major clients are U.S. federal government departments and agencies, most significantly the Department of Health and Human Services, Department of State, and Department of Defense. The Company also serves U.S. state (including territories) and local government departments and agencies, international governments, and commercial clients worldwide. Commercial clients include airlines, airports, electric and gas utilities, health care companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, manufacturing firms, retail chains, and distribution companies. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state (including territories) and local governments, unless otherwise indicated.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 56 offices in the U.S. and U.S. territories and more than 22 offices in key markets outside the U.S., including offices in the United Kingdom (“U.K.), Belgium, China, India and Canada.

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

Reclassifications

Certain amounts in the December 31, 2019 balance sheet have been reclassified to conform to the current year presentation.

As part of an amendment to the Credit Facility, as defined in Note 10 “Long-term Debt” below, the Company currently has both a term loan and a revolving debt facility within its Credit Facility. Previously, the unamortized debt issuance costs were included within Other assets in accordance with U.S. GAAP. The Company has reclassified unamortized debt issuance costs as of December 31, 2019 as Long-term debt for consistency of presentation.

As part of recording the fair value of interest rate swaps, as defined in Note 19 “Fair Value” below, the Company has presented both a current and long-term component of the fair value of the interest rate swaps. Previously, the fair value of the interest rate swaps was included in other long-term liabilities. The Company has reclassified the current portion of the fair value of the interest rate swaps to other current liabilities as of December 31, 2019 for consistency of presentation.

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

The Company evaluates whether two or more agreements should be accounted for as one single contract and whether combined or single agreements should be accounted for as more than one performance obligation. For most contracts, the client requires the Company to perform a number of tasks in providing an integrated output for which the client has contracted, and, hence, contracts of this type are tracked as having only one performance obligation since a substantial part of the Company’s promise is to ensure the individual tasks are incorporated into a combined output in accordance with contract requirements. When contracts are separated into multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. The Company generally provides customized solutions in which the pricing is based on specific negotiations with each client, and, in these cases, the Company uses a cost-plus margin approach to estimate the standalone selling price of each performance obligation. It is common for the Company’s long-term contracts to contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts are generally awarded at the completion of a contractually stipulated performance assessment period based on the achievement of performance metrics, program milestones or cost targets, and the amount awarded may be subject to client discretion. Variable consideration is estimated based on the most likely amount.  Once the Company selects a method to estimate variable consideration, it applies that method consistently.  Estimates of variable consideration will be constrained only to the extent that it is probable that significant reversal in the amount of cumulative revenue recognized will not occur.

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

The Company’s qualitative analysis as of October 1, 2020 included macroeconomic, industry and market specific considerations, financial performance indicators and measurements, and other factors. Based on this qualitative assessment, the Company determined that it is more likely than not that the fair value of its reporting unit exceeded its carrying amount, and thus any additional quantitative impairment test was not required to be performed. Therefore, based on management’s review, a goodwill impairment loss was not required for 2020. Historically, the Company has not recorded any goodwill impairment losses.

Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment, operating lease right-of-use (“ROU”) assets, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the long-lived asset being evaluated, a loss is recognized for any excess of the carrying amount over the fair value of the asset. The Company recognized impairment expense, included in indirect and selling expenses, of $3.1 million during the year ended December 31, 2020 related to certain ROU assets and $1.7 million during the year ended December 31, 2019 related to intangible assets associated with a historical business acquisition.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease ROU assets and operating lease liabilities (current and non-current) on the consolidated balance sheets. Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments as of the commencement date. Since most lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate as of the commencement date in estimating the present value of future payments. The operating lease ROU asset is based on the present value of future lease payments and excludes impacts from lease incentives and initial costs incurred to obtain the lease. At the lease commencement date, the Company estimates its collateralized incremental borrowing rate based on publicly available yields adjusted for Company-specific considerations and the Company's varying lease terms in determining the present value of future payments. Lease terms, for the purposes of determining each lease’s present value, include options to extend or terminate the lease if it is reasonably certain and economically reasonable that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

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

Capitalized Software

The Company capitalizes certain costs to develop enhancements and upgrades to internal-use software that are incurred subsequent to the preliminary project stage. Amortization expense is recorded on a straight-line basis over the expected economic life of the software or the service contract, typically lasting three to five years.  As of December 31, 2020, and 2019, capitalized software costs were not material to the Company’s consolidated financial statements.

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

Approximately $667.0 million, $561.0 million, and $546.5 million of the Company’s revenue for the years 2020, 2019, and 2018, respectively, was derived under prime contracts and subcontracts with agencies and departments of the federal government representing 44%, 38%, and 41% of total revenue, respectively. No other customer accounted for 10% or more of the Company’s revenue during the years ended 2020, 2019, and 2018.

The Company’s international operations provide services to both commercial and international government clients. Revenue is attributed to a particular geographic area based on the administrative location of the client that awarded the contract. The Company’s revenue generated from international clients as a percentage of total revenue was approximately 13%, 8%, and 13% for the years 2020, 2019, and 2018, respectively.

At December 31, 2020 and 2019, long-lived assets held internationally were 15% and 17% of total long-lived assets, respectively.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and contract receivables. The Company’s domestic bank accounts are insured up to $250,000 by the Federal Deposit Insurance Corporation. The majority of the Company’s cash transactions are processed through one U.S. commercial bank. Cash held domestically in excess of daily requirements is used to reduce any amounts outstanding under the Company’s Credit Facility. As of December 31, 2020 and 2019, the Company held approximately $81.5 million and $7.1 million, respectively, of cash and restricted cash in foreign bank accounts (not including outstanding deposits and checks). To date, the Company has not incurred losses related to cash and cash equivalents.

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

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The provisions of this ASU are elective and apply to all entities, subject to meeting certain criteria, that have debt or hedging contracts, among other contracts, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. Also, the Company can elect various optional expedients that would allow for the Company to continue to apply hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of the transition from LIBOR to alternative reference interest rates but does not expect a significant impact to its operating results, financial position or cash flows.

NOTE 3 - RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets at December 31, 2020 and 2019 to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the years ended December 31, 2020, 2019, and 2018:

	2020		2019		2018
	Beginning	Ending	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$6,482	$13,841	$11,694	$6,482	$11,809	$11,694
Restricted cash - current (1)	—	68,146	—	—	11,191	—
Restricted cash - non-current	—	—	1,292	—	1,266	1,292
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$6,482	$81,987	$12,986	$6,482	$24,266	$12,986

(1)	Restricted cash – current at the beginning of the year ended December 31, 2018 represents amounts held in an escrow account for the acquisition of The Future Customer (“TFC”).

Under a contract with a customer commencing in the final quarter of fiscal year 2020, the Company received advance payments to be used to pay providers of service to the customer, a separate third-party. The advanced payments are treated as restricted cash - current as the Company is required under the contract to distribute the advanced funds to the third-party providers or return the advanced funds to the customer. Because the Company receives the advance payments from the customer, which must be refunded to the customer or remitted to a third party, the cash receipts are treated as borrowings rather than receipts for the provision of goods or services. Therefore, these cash receipts are presented in the consolidated statement of cash flows as financing cash inflows, “receipt of restricted contract funds”, with the subsequent payments classified as financing cash outflows, “payment of restricted contract funds.” See Note 9 – Accrued Expenses and Other Liabilities for corresponding liability.

NOTE 4 - CONTRACT RECEIVABLES

Contract receivables consisted of the following:

	December 31, 2020	December 31, 2019
Billed receivables	$230,466	$264,682
Allowance for doubtful accounts	(7,616)	(3,506)
Contract receivables, net	$222,850	$261,176

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2020	2019
Leasehold improvements	$35,683	$25,882
Software	53,001	52,343
Furniture and equipment	28,772	29,437
Computers	40,158	38,014
	157,614	145,676
Accumulated depreciation and amortization	(95,180)	(87,439)
Total property and equipment, net	$62,434	$58,237

Depreciation and amortization expense for the years ended December 31, 2020, 2019, and 2018, was approximately $20.4 million, $20.1 million, and $17.2 million, respectively.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2020	2019
Balance as of January 1	$719,934	$715,644
Goodwill resulting from business combination - ITG	188,253	—
Goodwill resulting from business combination - DMS Disaster Consultants	—	(50)
Goodwill resulting from business combination - We Are Vista	—	(370)
Goodwill resulting from business combination - Olson (1)	—	3,047
Effect of foreign currency translation	1,726	1,663
Balance as of December 31	$909,913	$719,934

1)

In 2019, the Company recorded changes to goodwill representing an immaterial correction of an error for income tax balances related to acquired assets and liabilities from the business combination that occurred in 2014.  These balances were not significant to our previously reported financial position.

Other Intangible Assets

Intangible assets with definite lives are primarily amortized over periods ranging from approximately 1 to 10 years. The weighted-average period of amortization for all intangible assets, calculated as of December 31, 2020, is 8.5 years. The customer-related intangible assets, which consist of customer contracts, backlog, and non-contractual customer relationships, are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The weighted-average period of amortization of the customer-related intangibles calculated as of December 31, 2020 is 8.5 years. Intangible assets related to developed technology are being amortized on an accelerated basis over a weighted-average period, calculated as of December 31, 2020, of 4.8 years. Intangible assets with an indefinite life consist of a domain name.

Other intangibles consisted of the following at December 31:

	2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$142,849	$(83,137)	$59,712
Developed technology	733	(653)	80
Total amortizable intangible assets	143,582	(83,790)	59,792
Intangible with indefinite life	95	—	95
Total other intangible assets	$143,677	$(83,790)	$59,887

	2019
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$95,038	$(69,425)	$25,613
Developed technology	733	(612)	121
Total amortizable intangible assets	95,771	(70,037)	25,734
Intangible with indefinite life	95	—	95
Total other intangible assets	$95,866	$(70,037)	$25,829

Aggregate amortization expense for the years ended December 31, 2020, 2019, and 2018, was approximately $13.3 million, $8.1 million, and $10.0 million, respectively. The Company recognized impairment expense, included in indirect and selling expense, of $1.7 million in the second quarter of 2019 related to the intangible asset associated with a historical business acquisition. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2021	$12,049
2022	11,727
2023	11,339
2024	10,856
2025	6,904
Thereafter	6,917
Total	$59,792

NOTE 7 – LEASES

The Company has operating leases for facilities and equipment which have remaining terms ranging from 1 to 13 years. The leases may include options to extend the lease periods for up to 5 years at rates approximating market rates and/or options to terminate the leases within 1 year. The leases may include a residual value guarantee or a responsibility to return the property to its original state of use. A limited number of leases contain provisions that provide for rental increases based on consumer price indices. The change in rent expense resulting from changes in these indices are included within variable rent.

Operating leases consisted of the following at December 31, 2020:

December 31, 2020
Real estate facilities	$157,010
Office equipment	1,864
Other	580
159,454
Amortization of right-of-use assets	(32,322)
Total operating lease right-of-use assets	$127,132

Rent expense is recognized on a straight-line basis over the lease term.  Rent expense consists of the following:

	Year Ended December 31,
	2020	2019
Operating lease costs	$37,874	$36,210
Short-term lease costs	1,421	2,153
Variable lease costs	53	77
Total rent expense	$39,348	$38,440

Future minimum lease payments under non-cancellable leases as of December 31, 2020 were as follows:

		December 31, 2020
December 31, 2021		$27,417
December 31, 2022		38,691
December 31, 2023		20,835
December 31, 2024		17,208
December 31, 2025		13,603
Thereafter		37,314
Total future minimum lease payments		155,068
Less: Interest		(16,104)
Total operating lease liabilities		$138,964

	December 31, 2020	December 31, 2019
Operating lease liabilities - current	$23,350	$32,500
Operating lease liabilities - non-current	115,614	119,250
Total operating lease liabilities	$138,964	$151,750

Other information related to operating leases is as follows:

	Year Ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$41,025	$36,907
Right-of-use assets obtained in exchange for new operating lease liabilities	$29,790	$31,123
Weighted-average remaining lease term - operating leases	5.9	5.1
Weighted-average discount rate - operating leases	3.4%	3.7%

As of December 31, 2020, the Company had an additional operating lease that had not yet commenced with a potential operating lease liability of $118.5 million.  The operating lease has a lease term of 18 years and is anticipated to commence on March 2022 when the Company will take possession of the property and commence any required buildout.

Rent expense, for periods prior to the adoption of the new lease standard, is recognized on a straight-line basis over the lease term, net of sublease payments. Rent expense consists of the following for the year ended December 31:

2018
Rent	$34,924
Sublease income	(45)
Total rent expense	$34,879

NOTE 8 - ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2020	2019
Accrued bonuses, liability-classified awards, and commissions	$24,464	$17,660
Accrued salaries	21,282	16,170
Accrued paid time off and leave	15,046	12,157
Social security tax deferral	10,457	—
Accrued medical	3,238	3,063
Accrued payroll taxes and withholdings	1,033	930
Other	4,992	2,150
Total accrued salaries and benefits	$80,512	$52,130

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

	2020	2019
Deposits	$9,881	$9,608
Restricted contract funds	68,138	—
Accrued IT and software licensing costs	2,157	3,983
Accrued taxes and insurance premiums	4,327	3,498
Accrued facilities rental and lease exit costs	780	1,223
Accrued interest	214	693
Accrued professional services	2,094	3,929
Accrued dividends	2,641	2,639
Contingent and contractual liabilities from acquisitions	683	2,700
Interest rate swap liability - current	3,693	1,069
Other accrued expenses and current liabilities	6,300	7,469
Total accrued expenses and other current liabilities	$100,908	$36,811

NOTE 10 - LONG-TERM DEBT

On March 3, 2020, the Company entered into the First Amendment (the “First Amendment”) to the Fifth Amended and Restated Business Loan and Security Agreement with a group of ten commercial banks (the “Credit Facility”). The First Amendment amended the Fifth Amended and Restated Business Loan and Security Agreement, entered into on May 17, 2017, to, among other things, (i) add a new term loan facility in the original principal amount of $200.0 million; (ii) increase the swing line commitment amount by $25.0 million to $75.0 million; (iii) extend the maturity date; and (iv) modify certain definitions and certain covenants. As a result, the Credit Facility now consists of (i) a term loan facility of $200.0 million; (ii) a revolving line of credit of up to $600.0 million with additional revolving credit commitments of up to $300.0 million, subject to lenders’ approval (the “Accordion”); and (iii) a sub-limit of $75.0 million for swing line loans. The Credit Facility matures on March 3, 2025.

The Company has the option to borrow funds under the Credit Facility at interest rates based on both LIBOR (1, 3, or 6-month rates) and the Base Rate (as defined herein), at its discretion, plus their applicable margins. Base Rates are fluctuating per annum rates of interest equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.5%, (ii) the Prime Rate (as defined under the Credit Facility), and (iii) the daily LIBOR rate, plus a LIBOR margin of between 1.00% and 2.00% based on our Leverage Ratio (as defined under the Credit Facility. On December 31, 2020, our LIBOR based borrowing rate was 1.89%, including a LIBOR margin of 1.75%. The interest accrued based on LIBOR rates is to be paid on the last business day of the interest period (1, 3, or 6 months), while interest accrued based on the Base Rates is to be paid in quarterly installments. The Credit Facility provides for letters of credit aggregating up to $60.0 million which reduce the funds available under the Credit Facility when issued. The unused portion of the Credit Facility was subject to a commitment fee of between 0.13% and 0.25% per annum. Based on our Leverage Ratio that amount was 0.20% per annum at December 31, 2020 and 0.15% per annum at December 31, 2019.

The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio of not more than 4.00 to 1.00 (subject to a step-up to 4.25 to 1.0 for a four quarter period following permitted acquisitions as defined under the Credit Facility) for each fiscal quarter. As of December 31, 2020, the Company had elected to step up its leverage ratio covenant and was in compliance with its covenants under the Credit Facility. The Credit Facility also has a conforming dividend covenant that allows the Company to pay dividends as long as we remain compliant within our covenants.

 As of December 31, 2020, the available borrowing capacity under the Credit Facility (excluding the accordion) was $474.0 million. Taking into account the financial and performance-based limitations, the available borrowing capacity (excluding the accordion) was $276.1 million as of December 31, 2020.

As of December 31, 2020 and 2019, long-term debt consisted of the following:

	December 31, 2020		December 31, 2019
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$192,500		$—
Revolving Credit		123,281		165,444
Total before debt issuance costs	2.35%	315,781	3.59%	165,444
Unamortized debt issuance costs		(2,567)		(1,183)
		$313,214		$164,261

Current portion of long-term debt		$10,000		$—
Long-term debt - non-current		303,214		164,261
		$313,214		$164,261

Future scheduled repayments of term loan principal are as follows:

Payments due by	Term Loan	Revolving Credit	Total
December 31, 2021	$10,000	$—	$10,000
December 31, 2022	10,000	—	10,000
December 31, 2023	13,750	—	13,750
December 31, 2024	15,000	—	15,000
December 31, 2025	143,750	123,281	267,031
Thereafter	—		—
Total	$192,500	$123,281	$315,781

Debt Issuance Cost

The Company’s debt issuance costs are amortized over the term of indebtedness. The balance of net debt issuance costs at December 31, 2020 and 2019 are as follows:

	2020	2019
Amortizable debt issuance costs	$8,751	$6,921
Accumulated amortization	(6,184)	(5,738)
Net debt issuance costs	$2,567	$1,183

Amortization of debt issuance costs totaling $0.7 million, $0.5 million, and $0.5 million was recorded for each of the years ended December 31, 2020, 2019, and 2018, respectively, and was included as part of interest expense.

Letters of Credit

At December 31, 2020 and 2019, the Company had ten and nine outstanding letters of credit totaling approximately $2.7 million and $3.0 million, respectively. These letters of credit are renewed annually.

NOTE 11 – REVENUE RECOGNITION

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

	Year ended December 31,
	2020	2019	2018
Client Markets:
Energy, environment, and infrastructure	$616,296	$663,799	$564,736
Health, education, and social programs	670,618	567,351	535,578
Safety and security	117,979	118,279	111,660
Consumer and financial	101,982	129,096	125,999
Total	$1,506,875	$1,478,525	$1,337,973

	Year ended December 31,
	2020	2019	2018
Client Type:
U.S. federal government	$666,961	$560,953	$546,050
U.S. state and local government	222,730	279,833	183,900
International government	95,734	122,125	122,186
Total Government	985,425	962,911	852,136
Commercial	521,450	515,614	485,837
Total	$1,506,875	$1,478,525	$1,337,973

	Year ended December 31,
	2020	2019	2018
Contract Mix:
Time-and-materials	$749,844	$700,980	$581,446
Fixed-price	529,157	566,299	526,751
Cost-based	227,874	211,246	229,776
Total	$1,506,875	$1,478,525	$1,337,973

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from contracts when revenue recognized exceeds the amount billed due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on contracts due to billing schedule timing. The $3.6 million decrease in the Company’s net contract assets is due to a decline in international marketing services, which were impacted by COVID-19, and decreases in hurricane relief and rebuild work for U.S. state and local governments offset by an increase in U.S. federal government work, which are part of the contracts acquired under the ITG acquisition, and an increase in our international government work. There were no material changes to contract balances due to impairments or business combinations during the period. During the year ended December 31, 2020 and 2019, the Company recognized $24.7 million and $23.0 million in revenue related to the contract liabilities balance at December 31, 2019 and 2018, respectively.

	December 31, 2020	December 31, 2019	Change
Contract assets	$143,369	$142,337	$1,032
Contract liabilities	(42,050)	(37,413)	(4,637)
Net contract assets	$101,319	$104,924	$(3,605)

Performance Obligations:

The Company had $1.7 billion in unfulfilled performance obligations as of December 31, 2020, which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts and were generally valued using an estimated cost-plus margin approach, with variable consideration being estimated at the most likely amount.  The Company expects to satisfy these performance obligations, on average, in one to two years.

NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate swap arrangements (the “Swaps”) to manage or hedge its interest rate risk. Notwithstanding the terms of the Swaps, the Company is ultimately obligated for all amounts due and payable under the Credit Facility. The Company does not use such instruments for speculative or trading purposes.

The Company designated the Swaps as cash flow hedges. Derivative instruments are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive income (loss) (“AOCI”) and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Management intends that the Swaps remain effective and, on a quarterly basis, evaluates them to determine their effectiveness or ineffectiveness and records the change in fair value as an adjustment to other comprehensive income or loss.

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

A summary of Swaps designated as cash flow hedges as of December 31, 2020 are as follows:

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

For the years ended December 31, 2020 and 2019, the effect of the Swaps on the Company’s financial statements are as follows:

Cash Flow Hedging Derivatives	Total Gain or (Loss) Recorded to AOCI		Amount of (Gain) or Loss Reclassified from AOCI into Income
	2020	2019	2020	2019
Interest Rate Swaps	$(9,867)	$(3,362)	$2,031	$(387)

As of December 31, 2020, the net amount of realized losses from the hedge agreements expected to be reclassified from AOCI into earnings within the next 12 months is $3.0 million.

NOTE 13 - INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows for the years ended December 31:

	2020	2019	2018
Domestic	$68,817	$87,622	$74,479
Foreign	5,856	2,551	8,348
Income before income taxes	$74,673	$90,173	$82,827

Income tax expense consisted of the following for the years ended December 31:

	2020	2019	2018
Current:
Federal	$14,645	$14,123	$9,700
State	5,198	5,698	4,035
Foreign	1,736	1,537	2,418
Total current	21,579	21,358	16,153
Deferred:
Federal	(1,721)	320	4,072
State	314	(25)	1,452
Foreign	(458)	(418)	(250)
Total deferred	(1,865)	(123)	5,274
Income tax expense	$19,714	$21,235	$21,427

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.

Deferred tax assets (liabilities) consisted of the following at December 31:

	2020	2019
Deferred Tax Assets
Allowance for bad debt	$1,687	$888
Accrued paid time off	2,423	1,671
Foreign net operating loss (NOL) carry forward	957	866
State net operating loss (NOL) carry forward	714	714
Stock option compensation	2,308	2,666
Deferred rent	3,091	3,129
Deferred compensation	4,598	3,902
Foreign tax credits	5,882	4,508
State tax credits	2,108	2,026
Foreign exchange	5,370	3,579
Foreign deferred	650	200
Accrued bonus	4,126	884
Accrued liabilities and other	5,701	4,434
	39,615	29,467
Less: Valuation Allowance	(6,839)	(5,374)
Total Deferred Tax Assets	32,776	24,093

Deferred Tax Liabilities
Retention	(1,003)	(1,395)
Prepaid expenses	(1,089)	(1,451)
Payroll taxes	(489)	(593)
Unbilled revenue	(1,451)	(2,691)
Depreciation	(1,731)	(3,112)
Amortization	(60,392)	(52,076)
Deferred gain and other	(951)	(396)
Total Deferred Tax Liabilities	(67,106)	(61,714)
Total Net Deferred Tax Liability	$(34,330)	$(37,621)

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

Pursuant to U.S. Securities and Exchange Commission Staff Accounting Bulletin 118 (“SAB 118”), the Company completed its accounting for the tax effects of enactment of the Tax Act and refined its provisional estimates during the measurement period ended December 22, 2018. The Company recorded its adjustments to both the provisional estimate of the effects on existing deferred tax balances and the one-time transition tax in the period of enactment. The Company recognized the adjustments to the provisional estimate of the transition tax as a decrease in the provision for income taxes. The provisional amount recorded related to the re-measurement of the deferred tax balances was adjusted as an increase in the provision for income taxes, including adjustments to valuation allowances, of approximately $1.0 million.

The Company re-measured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is now generally 26.4%.

As of December 31, 2020, the cumulative foreign tax credit carryforward balance increased by approximately $1.4 million and the valuation allowance required increased by approximately $1.4 million. No additional income taxes have been provided for on any remaining undistributed foreign earnings not subject to the transition tax.  No additional deferred income taxes have been provided for the $0.1 million of additional favorable outside basis differences inherent in these foreign entities as of December 31, 2020 because these amounts continue to be permanently reinvested in foreign operations.

As of December 31, 2020 and 2019, the Company had approximately $2.5 million of foreign operating loss carryforward for income taxes which may be carried forward indefinitely.

As of December 31, 2020, the Company had NOL carryforwards for state income tax purposes of approximately $7.8 million, which expires in 2034. The Company acquired these NOLs as a result of its purchase of Olson in November 2014. Internal Revenue Code Section 382 imposes an annual limitation on the use of a corporation’s NOLs, tax credits and other carryovers after an “ownership change” occurs. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs and credits. In general, the annual limitation is determined by multiplying the value of the corporation’s stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused portion of the annual limitation is available for use in future years until such NOLs are scheduled to expire (in general, NOLs may be carried forward 20 years). The Company presently estimates that it will be able to fully utilize the remaining acquired NOLs prior to their expiration.

As of December 31, 2020, the Company had gross state income tax credit carryforwards of approximately $2.7 million, which expire between 2021 and 2029. A deferred tax asset of approximately $2.1 million, net of federal benefit, has been established related to these state income tax credit carryforwards as of December 31, 2020.

The need to establish valuation allowances for deferred assets is based on a more-likely-than-not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration has been given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives. The Company concluded that a valuation allowance of approximately $1.0 million and $0.9 million was required for tax attributes related to specified foreign jurisdictions as of December 31, 2020 and 2019, respectively, and an additional $5.8 million valuation allowance is required against our U.S. foreign tax credit carry forwards.

The total amount of unrecognized tax benefits as of December 31, 2020 was $0.8 million, which includes $0.8 million of tax positions that, if recognized, would impact the effective rate. There were no unrecognized tax benefits as of December 31, 2019.

The unrecognized tax benefit reconciliation, excluding penalty and interest, is as follows:

Unrecognized tax benefits at January 1, 2018	$820
Increase attributable to tax positions taken during the current period	216
Decrease attributable to settlements with taxing authorities	(37)
Decrease attributable to lapse of statute of limitations	(783)
Unrecognized tax benefits at December 31, 2018	216
Decrease attributable to tax positions taken during a prior period	(216)
Unrecognized tax benefits at December 31, 2019	—
Increase attributable to tax positions taken during the current period	811
Unrecognized tax benefits at December 31, 2020	$811

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company had approximately $0.1 million accrued penalty and interest at December 31, 2020.  The Company did not have any accrued penalty and interest at December 31, 2019

The Company’s 2017 to 2019 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state and foreign tax jurisdictions are also either currently under examination or remain open under the statutes of limitation and subject to examination for the tax years from 2016 to 2019.

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

The Company’s provision for income taxes differs from the federal statutory rate. The differences between the statutory rate and the Company’s provision are as follows:

	2020	2019	2018
Taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	5.6%	5.3%	5.2%
Foreign tax rate differential	0.3%	0.3%	0.5%
Executive compensation	2.4%	0.6%	1.0%
Other permanent differences	0.1%	0.7%	0.8%
Prior year tax adjustments	(1.1)%	(1.0)%	0.2%
Unrecognized tax benefits	1.0%	(0.2)%	(0.6)%
Valuation allowance	1.6%	1.1%	1.3%
Equity-based compensation	(3.8)%	(3.6)%	(3.0)%
Tax credits	(0.7)%	(0.6)%	(0.5)%
Taxes at effective rate	26.4%	23.6%	25.9%

In response to the COVID-19 pandemic, the U.S. federal, state and local governments, as well as numerous foreign governments, have enacted tax-related relief programs to provide both direct and indirect tax assistance in the form of tax subsidies, exemptions, deferrals and credits.  The Company is continuously analyzing these programs as they are introduced in order to determine its eligibility and the risks and benefits of participation.  During the year ended December 31, 2020, the Company elected to participate in several COVID-19 tax-relief programs for which it was eligible

Pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, the Company exercised the option to defer payment of the employer portion of the Social Security tax, with 50% to be repaid by December 31, 2021 and the remainder by December 31, 2022.  The Company deferred payment of approximately $20.9 million of employer Social Security taxes during the year ended December 31, 2020.  As of December 31, 2020, the current portion of the deferred payments are included in accrued salaries and benefits, and the remaining deferred payments are included in other long-term liabilities in the Company’s consolidated balance sheet. We are currently participating in several international government subsidy programs, providing approximately $3.0 million as of December 31, 2020, whose objective is to encourage eligible companies to keep employees on the payroll during the COVID-19 pandemic. A requirement of these subsidies is that we continue to employ the identified employees who might otherwise have been impacted by a reaction to COVID-19. The subsidies are limited in the amount and time in which payroll costs are covered.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss included the following:

	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Changes in Fair Value of Interest Rate Hedge Agreements (2)(5)	Total
Accumulated other comprehensive (loss) income at January 1, 2018	$(7,638)	$2,158	$441	$(5,039)
Reclassification of stranded tax effects due to adoption of accounting principle (6)	(1,307)	478	—	(829)
Adjusted beginning balance	(8,945)	2,636	441	(5,868)
Current period other comprehensive (loss) income:
Other comprehensive loss before reclassifications	(4,711)	—	(1,184)	(5,895)
Amounts reclassified from accumulated other comprehensive income	—	(660)	(12)	(672)
Effect of taxes (3)	(512)	188	208	(116)
Total current period other comprehensive loss	(5,223)	(472)	(988)	(6,683)
Accumulated other comprehensive (loss) income at December 31, 2018	(14,168)	2,164	(547)	(12,551)
Other comprehensive income (loss) before reclassifications	2,338	—	(3,362)	(1,024)
Amounts reclassified from accumulated other comprehensive income	—	(720)	333	(387)
Effect of taxes (3)	835	190	793	1,818
Total current period other comprehensive income (loss)	3,173	(530)	(2,236)	407
Accumulated other comprehensive (loss) income at December 31, 2019	(10,995)	1,634	(2,783)	(12,144)
Other comprehensive income (loss) before reclassifications	4,141	—	(9,867)	(5,726)
Amounts reclassified from accumulated other comprehensive income (4)	—	(720)	2,751	2,031
Effect of taxes (3)	(356)	182	1,907	1,733
Total current period other comprehensive income (loss)	3,785	(538)	(5,209)	(1,962)
Accumulated other comprehensive (loss) income at December 31, 2020	$(7,210)	$1,096	$(7,992)	$(14,106)

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

(2)

Represents the change in fair value of an interest rate hedge agreements designated as a cash flow hedges.  The fair value of the interest rate hedge agreement was recorded in other comprehensive income and will be reclassified to earnings when earnings are impacted by the hedged items, as interest payments are made on the Credit Facility from August 31, 2018 to February 28, 2025. See additional details of the hedge agreements in Note 12 - Derivative Instruments and Hedging Activities.

(3)	The Company’s effective tax rate for the years ended December 31, 2020, 2019, and 2018 was 26.4%, 23.6%, and 25.9%, respectively.
(4)

The Company expects to reclassify $0.7 million related to the Gain on Sale of Interest Rate Hedge Agreement, and $3.7 million losses related to the Change in Fair Value of Interest Rate Hedge Agreement from accumulated other comprehensive loss into earnings during the next 12 months.

(5)	The fair value of the interest rate hedge agreements is included in other current and other long-term liabilities on the consolidated balance sheet.
(6)	The Company has adjusted the balance of accumulated other comprehensive (loss) income at December 3, 2017 after the adoption of ASU 2018-02.

NOTE 15 - ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

On April 4, 2018, the Company’s board of directors approved the 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”), which was subsequently approved by the stockholders and became effective on May 31, 2018 (the “Effective Date”).  The 2018 Omnibus Plan replaced the previous 2010 Omnibus Incentive Plan (the “Prior Plan”). The 2018 Omnibus Plan was amended on May 28, 2020 to increase the number of shares available for issuance.

The 2018 Omnibus Plan, as amended, allows the Company to grant 1,600,000 shares using stock options, stock appreciation rights, restricted stock, RSUs, performance units and PSAs, cash-based awards, and other stock-based awards to all key officers, key employees, and non-employee directors of the Company.  Outstanding grants under the Prior Plan, totaling 90,742, remain subject to their terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date.  As of December 31, 2020, the Company had approximately 1,107,968 shares available to grant under the 2018 Omnibus Plan. CSRSUs have no impact on the shares available for grant under the 2018 Omnibus Plan and have no impact on the calculated shares used in earnings per share (“EPS”) calculations.

The total stock-based compensation expense for the years ended December 31, 2020, 2019, and 2018, the unrecognized compensation expense at December 31, 2020, and the weighted-average period to recognize the remaining unrecognized shares are as follows:

	Stock-Based Compensation Expense
	Recognized as of December 31,			Unrecognized
	2020	2019	2018	December 31, 2020	Weighted Average Period to Recognize (years)
Restricted Stock Units	$11,895	$10,644	$7,410	$10,777	1.7
Cash-Settled Restricted Stock Units	7,015	10,213	8,214	8,688	1.5
Non-Employee Director Awards	755	719	764	383	0.4
Performance Shares	4,905	4,455	3,193	2,229	1.5
Total	$24,570	$26,031	$19,581	$22,077

The assumptions of employment termination forfeiture rates used in the determination of fair value of stock awards during the 2020 calendar year were based on the Company’s historical average of actual forfeitures from the previous 10 years preceding the reporting period. The expected annualized forfeiture rates used during the 2020 calendar year varied from 0% to 17.75%, and the Company does not expect these termination rates to vary significantly in the future.

Stock Options

Option awards are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. All options outstanding as of December 31, 2020 have a 10-year contractual term. Options generally have a vesting term of three or four years. There were no option awards granted during 2020, 2019, and 2018.

The following table summarizes the changes in outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2018	411,498	$30.71
Exercised	(209,688)	$27.86
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2018	201,810	$33.68
Exercised	(93,682)	$31.21
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2019	108,128	$35.82
Exercised	(69,901)	$37.94
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2020	38,227	$31.93	$1,620,688
Vested plus expected to vest at December 31, 2020	38,227	$31.93	$1,620,688
Exercisable at December 31, 2020	38,227	$31.93	$1,620,688

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $74.33 as of December 31, 2020. The total intrinsic value of options exercised was $5.1 million, $4.9 million, and $8.3 million for the years ended December 31, 2020, 2019, and 2018, respectively. All options were vested prior to December 31, 2018. As of December 31, 2020, the weighted-average remaining contractual term for options vested was 2.3 years and for exercisable options was 2.3 years.

Information regarding stock options outstanding as of December 31, 2020 is summarized below:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding As of December 31, 2020	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of December 31, 2020	Weighted Average Exercise Price
$21.77 to $25.00	1,915	0.3	$21.77	1,915	$21.77
$25.01 to $27.00	6,332	1.2	$25.66	6,332	$25.66
$27.01 to $40.00	14,874	2.2	$27.03	14,874	$27.03
$40.01 to $41.00	15,106	3.2	$40.68	15,106	$40.68
$21.77 to $41.00	38,227	2.3	$—	38,227	$31.93

Restricted Stock Units

RSUs generally have a vesting term of three to four years. On vesting the employee is issued one share of stock for each RSU awarded. The fair value of shares vested was $14.1 million, $7.2 million, and $6.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.

A summary of the Company’s RSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2018	463,587	$38.71
Granted	235,480	$65.37
Vested	(169,279)	$38.66
Cancelled	(55,548)	$47.50
Non-vested RSUs at December 31, 2018	474,240	$50.93
Granted	159,831	$77.74
Vested	(164,913)	$43.82
Cancelled	(19,183)	$56.18
Non-vested RSUs at December 31, 2019	449,975	$62.48
Granted	170,411	$58.27
Vested	(258,307)	$54.73
Cancelled	(56,680)	$63.46
Non-vested RSUs at December 31, 2020	305,399	$66.51	$22,700,308
RSUs expected to vest in the future	279,087	$66.69	$20,744,537

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $74.33 per share as of December 31, 2020.

Cash-Settled Restricted Stock Units

CSRSUs generally have a vesting term of three to four years. A summary of the Company’s CSRSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested CSRSUs at January 1, 2018	391,916	$38.80
Granted	147,103	$60.84
Vested	(147,759)	$38.71
Cancelled	(53,854)	$43.07
Non-vested CSRSUs at December 31, 2018	337,406	$47.73
Granted	103,606	$77.03
Vested	(123,395)	$44.61
Cancelled	(21,384)	$53.99
Non-vested CSRSUs at December 31, 2019	296,233	$58.83
Granted	134,259	$60.30
Vested	(154,653)	$49.44
Cancelled	(34,358)	$63.03
Non-vested CSRSUs at December 31, 2020	241,481	$65.06	$17,949,283
CSRSUs expected to vest in the future	213,305	$65.17	$15,854,961

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $74.33 per share as of December 31, 2020. The fair value of CSRSUs vested and settled in cash for the years ended December 31, 2020, 2019, and 2018 was $9.3 million, $7.2 million and $7.7 million, respectively.

Non-Employee Director Awards

In the first six months of 2018, the Company granted awards of unregistered shares to its non-employee directors on a quarterly basis under its annual equity election plan. The awards were issued from the Company’s treasury stock and had no impact on the shares available for grant under the 2018 Omnibus Plan or the Prior Plan.

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

Beginning on July 2, 2018, the Company granted awards of registered shares to its non-employee directors on an annual basis under the Omnibus Plan.  A summary of the non-employee director awards is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at July 1, 2018	—	$—
Granted	11,606	$72.35
Vested	(5,395)	$72.35
Cancelled	(1,243)	$72.35
Non-vested RSUs at December 31, 2018	4,968	$72.35
Granted	9,732	$73.94
Vested	(9,840)	$73.14
Cancelled	—	$—
Non-vested RSUs at December 31, 2019	4,860	$73.94
Granted	12,541	$64.58
Vested	(10,891)	$68.82
Cancelled	—	$—
Non-vested RSUs at December 31, 2020	6,510	$64.47	$483,888
RSUs expected to vest in the future	6,510	$64.47	$483,888

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $74.33 per share as of December 31, 2020.

Performance Share Awards

In 2015, the Company’s Board of Directors approved a performance-based share program (the “Program”) that provides for the issuance of PSAs to its senior management. Under the Program, the number of PSAs that the participant will receive depends on the Company’s achievement of two performance goals during two performance periods. The performance goals under the Program are based on (i) the Company’s compounded annual growth rate in EPS during a two-year performance period and (ii) the Company’s cumulative total shareholder return (“rTSR”) relative to its peer group during a performance period from the first day of the performance period (typically January 1 of the year awarded) to the last day of the third year of the performance period (typically December 31). The PSAs will only be eligible to vest following the expiration of the three-year performance period. Actual shares vested will be subject to both continued employment by the Company (barring certain exceptions allowing for partial performance periods) and actual financial measures achieved. The actual number of shares of common stock that will be issued to each participant at the end of the applicable performance period will be determined by multiplying the award by the product of two percentages, one based on the Company’s EPS performance and a second one based on the Company’s rTSR performance, subject to a minimum and maximum performance level. As of December 31, 2020, shares granted during 2018, 2019, and 2020 are within year three, two, and one of the performance period, respectively, and therefore have not fully vested.  A total of 88,038 shares granted in 2017 vested during 2020 after meeting the performance goals, and a total of 94,178 shares (adjusted for partial performance periods) granted in 2018, 2019, and 2020 is expected to vest in the future.

A summary of the Company’s PSAs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSAs at January 1, 2018	187,022	$39.95
Granted	45,136	$65.05
Vested	(30,576)	$44.21
Cancelled	(32,096)	$43.72
Non-vested PSAs at December 31, 2018	169,486	$45.15
Granted	85,928	$62.07
Vested	(107,000)	$37.21
Cancelled	—	$—
Non-vested PSAs at December 31, 2019	148,414	$60.67
Granted	87,314	$51.44
Vested	(88,038)	$38.81
Cancelled	(5,569)	$69.66
Non-vested PSAs at December 31, 2020	142,121	$68.19	$10,563,854
PSAs expected to vest in the future	94,178	$69.76	$7,000,251

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $74.33 per share as of December 31, 2020.  The fair value of the awards is estimated on the grant date using a Monte Carlo simulation model due to the market condition for the rTSR component. The fair value assumptions using the Monte Carlo simulation model for awards granted in 2020, 2019, and 2018 were:

	2020	2019	2018
Dividend Yield	1.0%	0.7%	0.9%
Historical Volatility	35.7%	29.3%	31.9%
Risk-Free Rate of Returns	0.4%	2.4%	2.4%

NOTE 16 – BUSINESS COMBINATIONS

In January 2018, the Company acquired TFC, a leading boutique loyalty strategy and marketing company based in London, U.K.  The acquisition of TFC enhanced and extended the Company’s customer loyalty business to Europe.

In August 2018, the Company acquired DMS Disaster Consultants (“DMS”), a disaster management and recovery firm based in Florida, to broaden its capabilities in support of assisting communities, businesses and individuals recover from man-made and nature disasters.  DMS assists public sector clients with man-made and natural disaster planning and preparedness, and post-disaster response and recovery efforts by assisting clients in obtaining funding from the Federal Emergency Management Agency, insurance companies, and other sources.

In October 2018, the Company acquired We Are Vista (“Vista”), a communications company headquartered in Leeds, U.K., with an additional presence in London.  Vista provides advisory services and solutions to clients in the financial, retail, automobile, and energy industries and broadens the Company’s capabilities in the region.

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

In December 2020, the Company completed the acquisition of Eco-Tech Consultants, Inc (“Eco-Tech”), is an ecological consulting firm located in Louisville, Kentucky. The firm provides a range of ecological services across the Eastern United States and will greatly increase the Company’s capacity to support a growing portfolio of transportation agency clients in the eastern United States.

A prior acquisition’s purchase agreement included additional consideration in the form of two warranty and indemnity hold back payments, one for approximately $1.9 million, which was released in the second quarter of 2020, and the other for approximately $1.2 million scheduled to be released in the fourth quarter of 2022. The two warranty and indemnity liabilities were recorded at their fair value at the date of the acquisition discounting the liabilities at 3.0% and 3.25%, respectively.

Separately or in the aggregate, the acquisitions were not significant to the Company’s financial statements taken as a whole.

NOTE 17 - EARNINGS PER SHARE

EPS is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents of stock options, RSUs, and PSAs were exercised or converted into stock. PSAs are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. For the years ended December 31, 2020, 2019, and 2018, there were 1,879 weighted-average shares, 2,822 weighted-average shares, and 20,291 weighted-average shares, respectively, excluded from the calculation of EPS because they were anti-dilutive. The anti-dilutive shares were primarily RSUs.

The dilutive effect of stock options, RSUs, and performance shares for each period reported is summarized below:

	2020	2019	2018
Basic weighted-average shares outstanding	18,841	18,816	18,797
Effect of potential exercise of stock options, RSUs, and PSAs	294	408	538
Diluted weighted-average shares outstanding	19,135	19,224	19,335

NOTE 18 - SHARE REPURCHASE PROGRAM

The Company’s share repurchase program allows for share repurchases in the aggregate up to $100.0 million under share repurchase plans approved by the board of directors pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended. On March 13, 2020, the Company terminated the Rule 10b5-1 plan element of the share repurchase program. The Company subsequently approved an updated Rule 10b5-1 plan element of the share repurchase program, as part of its normal process, that is scheduled to commence January 2021 The Credit Facility permits unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.50 to 1.00.

Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rule 10b-18 under the Exchange Act and in accordance with applicable insider trading and other securities laws and regulations. The purchases are funded from existing cash balances and/or borrowings, and the repurchased shares are held in treasury and used for general corporate purposes. The timing and extent to which the Company repurchases its shares will depend on market conditions and other corporate considerations at the Company’s sole discretion.

During the year ended December 31, 2020, the Company repurchased 278,582 shares at a total cost of $21.9 million under this program. As of December 31, 2020, approximately $46.1 million remained available under the share repurchase plan.

NOTE 19 - FAIR VALUE

The Company measures and reports certain financial assets and liabilities at fair value in accordance with Accounting Standard Codification, Fair Value Measurements and Disclosures (“ASC 820”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available. ASC 820 establishes a three-level hierarchy used to estimate fair value by which each level is categorized based on the priority of the inputs used to measure fair value:

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

Certain financial instruments, including cash and cash equivalents, contract receivables, and accounts payable are carried at cost, which, due to their short maturities, approximates their fair values at December 31, 2020 and 2019. The carrying value of other long-term liabilities related to capital expenditure obligations approximates their fair value at December 31, 2020 and 2019 based on the current rates offered to the Company for similar instruments with comparable maturities (Level 2). The Company believes the carrying value of its Credit Facility at December 31, 2020 and 2019 approximates the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings (Level 2).

The Company applies the provisions of ASC 820 to its assets and liabilities that are required to be measured at fair value pursuant to other accounting standards, including assets and liabilities resulting from the Company’s nonqualified deferred compensation plan, interest rate swap agreement (see Note 12 – Derivative Instruments and Hedging Activities), and foreign currency forward contract agreements not eligible for hedge accounting.

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated financial statements are as follows:

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$103	$—	$103	Prepaid expenses and other
Deferred compensation investments in cash surrender life insurance	—	16,796	—	16,796	Other assets
Total	$—	$16,899	$—	$16,899

Liabilities:
Deferred compensation plan liabilities	$—	$17,276	$—	$17,276	Other long-term liabilities
Interest rate swaps - current portion	—	3,693	—	3,693	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	7,234	—	7,234	Other long-term liabilities
Total	$—	$28,203	$—	$28,203

	December 31, 2019
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$733	$—	$733	Prepaid expenses and other
Deferred compensation investments in cash surrender life insurance	—	15,020	—	15,020	Other assets
Total	$—	$15,753	$—	$15,753

Liabilities:
Deferred compensation plan liabilities	$—	$14,855	$—	$14,855	Other long-term liabilities
Interest rate swaps - current portion	—	1,069	—	1,069	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	2,742	—	2,742	Long-term Liabilities: Other
Total	$—	$18,666	$—	$18,666

NOTE 20 – COMMITMENT AND CONTINGENCIES

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

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to Program grant recipients.  The State separately supplemented the amount of recovery it is seeking to total approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016 broadly alleging, and seeking recoupment for, the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD.  In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the previously filed judicial proceeding.  The Company continues to believe that this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of December 31, 2020.

Executive Chair Retirement

On November 15, 2020, Sudhakar Kesavan (the “Executive Chair”) gave notice of his retirement as Executive Chair, a member of the Board of Directors of the Company, and an officer and director of the Company’s subsidiaries and affiliated entities, in each case effective as of December 31, 2020. In connection with his retirement, the Executive Chair was entitled to receive, upon his departure, compensation such as immediate vesting of outstanding RSUs and other benefits as provided in his employment agreement (the “Employment Agreement”) for a termination of employment on the basis of “good reason.” Under the terms of the Employment Agreement, compensation included $1.8 million in severance, $0.9 million in pro rata annual incentive bonus, and $0.1 million in welfare benefits, payable subsequent to December 31, 2020. Additionally, all equity awards outstanding were accelerated, and outstanding options exercised.  RSU awards, totaling 50,818 shares, previously vested and accelerated, were released to the Executive Chair on December 31, 2020, of which 24,550 shares were repurchased back by the Company to satisfy income tax withholding requirements. PSA awards totaling 50,112 shares at December 31, 2020, originally granted and vested and accelerated, are to be satisfied through the normal course of the PSA equity award plan subsequent to the retirement date, and subject to adjustments from EPS and rTSR performances, see Note 15 “Accounting for Stock-Based Compensation.”

NOTE 21 - EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the “Retirement Savings Plan”). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants in the Retirement Savings Plan are able to elect to defer up to 70% of their compensation, subject to statutory limitations, and are entitled to receive 100% employer matching contributions for the first 3% and 50% for the next 2% of their compensation. Contribution expense related to the Retirement Savings Plan for the years ended December 31, 2020, 2019, and 2018 was approximately $18.1 million, $17.3 million, and $16.2 million, respectively.

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

Employee Stock Purchase Plan

The Company has a 2006 Employee Stock Purchase Plan (“ESPP”) under which one million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions up to $25,000 per calendar year over six-month offering periods at a discount not to exceed 5% of the market value on the date of each purchase period, and therefore the Company does not recognize compensation expense related to the ESPP. For the years ended December 31, 2020 and 2019, employees purchased a total of 31,744 and 23,636 shares at an average purchase price of $64.77 and $78.05, respectively.  At December 31, 2020 and 2019, there were 647,126 and 678,870 shares remaining available for future issuance.

NOTE 22 - SUBSEQUENT EVENTS

Dividend

On February 25, 2021, the Company’s board of directors approved a $0.14 per share cash dividend. The dividend will be paid on April 13, 2021 to shareholders of record as of the close of business on March 26, 2021.

NOTE 23 - SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	2020	2019	2018
Balance at beginning of period	$3,506	$5,284	$3,853
Bad debt expense	4,062	624	2,480
Write-offs, net of recoveries	(41)	(2,403)	(1,027)
Effect of foreign currency translation	89	1	(22)
Balance at end of period	$7,616	$3,506	$5,284

Income Tax Valuation Allowance

	2020	2019	2018
Balance at beginning of period	$5,374	$5,112	$1,636
Provision for income taxes - valuation allowance	1,465	262	3,476
Balance at end of period	$6,839	$5,374	$5,112

NOTE 24 - SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	2020				2019
	1Q	2Q	3Q	4Q	1Q	2Q	3Q	4Q
Revenue	$358,238	$353,987	$360,315	$434,335	$341,254	$366,717	$373,918	$396,636
Operating income	$16,319	$22,782	$28,250	$21,758	$21,889	$22,542	$28,664	$28,298
Net income	$10,612	$13,656	$17,871	$12,820	$15,318	$14,611	$19,630	$19,379

Earnings per share:
Basic	$0.56	$0.73	$0.95	$0.68	$0.81	$0.78	$1.04	$1.03
Diluted	$0.55	$0.72	$0.94	$0.67	$0.80	$0.76	$1.02	$1.01

Weighted-average common shares outstanding
(in thousands)
Basic	18,840	18,829	18,853	18,841	18,825	18,805	18,799	18,834
Diluted	19,197	19,020	19,086	19,143	19,263	19,133	19,169	19,234

Cash dividends declared per common share	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14	$0.14