Form 10-Q
period 2021-03-31
ICF International, Inc.
filed 2021-05-05
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, there were 18,837,808 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	March 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$8,592	$13,841
Restricted cash	42,231	68,146
Contract receivables, net	214,291	222,850
Contract assets	164,155	143,369
Prepaid expenses and other assets	22,115	25,492
Income tax receivable	—	1,977
Total Current Assets	451,384	475,675
Property and Equipment, net	60,294	62,434
Other Assets:
Goodwill	910,359	909,913
Other intangible assets, net	56,900	59,887
Operating lease - right-of-use assets	119,250	127,132
Other assets	32,572	32,249
Total Assets	$1,630,759	$1,667,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	90,894	91,365
Contract liabilities	43,589	42,050
Operating lease liabilities - current	28,881	23,350
Accrued salaries and benefits	85,134	80,512
Accrued subcontractors and other direct costs	45,110	78,842
Accrued expenses and other current liabilities	77,318	100,908
Income taxes payable	2,402	—
Total Current Liabilities	383,328	427,027
Long-term Liabilities:
Long-term debt	314,451	303,214
Operating lease liabilities - non-current	106,551	115,614
Deferred income taxes	36,966	34,330
Other long-term liabilities	38,230	40,144
Total Liabilities	879,526	920,329

Commitments and Contingencies (Note 18)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 23,461,587 and 23,305,255 shares issued at March 31, 2021 and December 31, 2020, respectively; 18,859,608 and 18,909,983 shares outstanding at March 31, 2021 and December 31, 2020, respectively	23	23
Additional paid-in capital	372,420	369,058
Retained earnings	604,441	588,731
Treasury stock, 4,601,979 and 4,395,272 shares at March 31, 2021 and December 31, 2020, respectively	(214,325)	(196,745)
Accumulated other comprehensive loss	(11,326)	(14,106)
Total Stockholders’ Equity	751,233	746,961
Total Liabilities and Stockholders’ Equity	$1,630,759	$1,667,290

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2021	2020
Revenue	$378,478	$358,238
Direct costs	232,082	230,616
Operating costs and expenses:
Indirect and selling expenses	109,982	103,271
Depreciation and amortization	5,270	5,179
Amortization of intangible assets	3,015	2,853
Total operating costs and expenses	118,267	111,303

Operating income	28,129	16,319
Interest expense	(2,683)	(3,525)
Other (expense) income	(417)	190
Income before income taxes	25,029	12,984
Provision for income taxes	6,678	2,372
Net income	$18,351	$10,612

Earnings per Share:
Basic	$0.97	$0.56
Diluted	$0.96	$0.55

Weighted-average Shares:
Basic	18,885	18,840
Diluted	19,118	19,197

Cash dividends declared per common share	$0.14	$0.14

Other comprehensive income (loss), net of tax	2,780	(11,123)
Comprehensive income (loss), net of tax	$21,131	$(511)

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Cash Flows from Operating Activities
Net income	$18,351	$10,612
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	5,334	444
Deferred income taxes	1,838	4,756
Non-cash equity compensation	3,275	3,826
Depreciation and amortization	8,285	8,032
Non-cash lease expense	(1,143)	(418)
Facilities consolidation reserve	(75)	(71)
Amortization of debt issuance costs	155	246
Impairment of long-lived assets	303	—
Other adjustments, net	457	(348)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(19,750)	(17,349)
Contract receivables	2,531	40,488
Prepaid expenses and other assets	2,016	(1,070)
Accounts payable	(354)	(49,200)
Accrued salaries and benefits	4,715	4,453
Accrued subcontractors and other direct costs	(33,466)	(10,326)
Accrued expenses and other current liabilities	8,303	(5,835)
Income tax receivable and payable	3,924	(2,996)
Other liabilities	262	(476)
Net Cash Provided by (Used in) Operating Activities	4,961	(15,232)

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(3,595)	(4,704)
Payments for business acquisitions, net of cash acquired	—	(253,021)
Net Cash Used in Investing Activities	(3,595)	(257,725)

Cash Flows from Financing Activities
Advances from working capital facilities	185,755	744,331
Payments on working capital facilities	(174,674)	(389,776)
Receipt of restricted contract funds	451	—
Payment of restricted contract funds	(27,081)	—
Debt issue costs	—	(2,081)
Proceeds from exercise of options	2,702	37
Dividends paid	(2,642)	(2,639)
Net payments for stock issuances and buybacks	(17,104)	(23,998)
Payments on business acquisition liabilities	(682)	—
Net Cash (Used in) Provided by Financing Activities	(33,275)	325,874
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	745	(738)

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(31,164)	52,179
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	81,987	6,482
Cash, Cash Equivalents, and Restricted Cash, End of Period	$50,823	$58,661

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$2,637	$3,892
Income taxes	$961	$895

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

The Company’s major clients are U.S. federal government departments and agencies, most significantly the Department of Health and Human Services, Department of State, and Department of Defense. The Company also serves U.S. state (including territories) and local government departments and agencies, international governments, and commercial clients worldwide. Commercial clients include airlines, airports, electric and gas utilities, health care companies, banks and other financial services companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, law firms, manufacturing firms, retail chains, and distribution companies. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state (including territories) and local governments, unless otherwise indicated.

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. The Company maintains additional offices throughout the world, including more than 56 offices in the U.S. and U.S. territories and 22 offices in key markets outside the U.S., including offices in the United Kingdom, Belgium, China, India, and Canada.

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

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three months periods ended March 31, 2021 and 2020 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2020 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2021 (the “Annual Report”).

Reclassifications

The Company has reclassified non-cash lease expense, previously part of “Other adjustments, net,” on the consolidated statements of cash flows for the three months ended March 31, 2020 for consistency of presentation.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The provisions of this ASU are elective and apply to all entities, subject to meeting certain criteria, that have debt or hedging contracts, among other contracts, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. Also, the Company can elect various optional expedients that would allow for the Company to continue to apply hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact this guidance may have on its consolidated financial statements.

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the three months ended March 31, 2021 and 2020:

	2021		2020
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$13,841	$8,592	$6,482	$58,661
Restricted cash (1)	68,146	42,231	—	—
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$81,987	$50,823	$6,482	$58,661
(1)

Under a contract with a customer commencing in the fourth quarter of fiscal year 2020, the Company received advance payments to be used to pay providers of service to the customer, a separate third-party. The advanced payments are treated as restricted cash as the Company is required under the contract to distribute the advanced funds to the third-party providers or return the advanced funds to the customer. Because the Company receives the advance payments from the customer, which must be refunded to the customer or remitted to a third party, the cash receipts are treated as borrowings and recorded in restricted cash and accrued expenses and other current liabilities rather than receipts for the provision of goods or services. Therefore, these cash receipts are presented in the consolidated statements of cash flows as financing cash inflows, “receipt of restricted contract funds”, with the subsequent payments classified as financing cash outflows, “payment of restricted contract funds.”

NOTE 3 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	March 31, 2021	December 31, 2020
Billed and billable	$226,955	$230,466
Allowance for expected credit losses	(12,664)	(7,616)
Contract receivables, net	$214,291	$222,850

NOTE 4 – GOODWILL

The changes in the carrying amount of goodwill during the three-months period ended March 31, 2021 were as follows:

Balance as of December 31, 2020	$909,913
Effect of foreign currency translation	446
Balance as of March 31, 2021	$910,359

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

Operating leases consisted of the following at March 31, 2021:

	March 31, 2021	December 31, 2020
Real estate facilities	$156,641	$157,010
Office equipment	1,866	1,864
Other	604	580
	159,111	159,454
Amortization of right-of-use assets	(39,861)	(32,322)
Total operating lease right-of-use assets	$119,250	$127,132

Rent expense is recognized on a straight-line basis over the lease term.  Rent expense consists of the following:

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating lease costs	$8,793	$9,326
Short-term lease costs	131	431
Variable lease costs	10	1
Total rent expense	$8,934	$9,758

Future minimum lease payments under non-cancellable leases as of March 31, 2021 were as follows:

March 31, 2022	$32,630
March 31, 2023	33,971
March 30, 2024	20,613
March 30, 2025	15,753
March 30, 2026	13,255
Thereafter	34,066
Total future minimum lease payments	150,288
Less: Interest	(14,856)
Total operating lease liabilities	$135,432

Operating lease liabilities - current	$28,881
Operating lease liabilities - non-current	106,551
Total operating lease liabilities	$135,432

Other information related to operating leases is as follows:

	March 31, 2021	March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,957	$9,526
Right-of-use assets obtained in exchange for operating lease liabilities	$142	$21,098
Weighted-average remaining lease term - operating leases	5.8	6.0
Weighted-average discount rate - operating leases	3.4%	3.6%

At March 31, 2021, the Company had an additional operating lease that had not yet commenced with a potential lease liability of $115.3 million.  The operating lease has a term of 18 years and is anticipated to commence on March 1, 2022, when the Company takes possession of the property upon completion of buildouts.

NOTE 6 – LONG-TERM DEBT

At March 31, 2021 and December 31, 2020, debt consisted of:

	March 31, 2021		December 31, 2020
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$190,000		$192,500
Revolving Credit		136,863		123,281
Total before debt issuance costs	1.88%	326,863	2.35%	315,781
Unamortized debt issuance costs		(2,412)		(2,567)
		$324,451		$313,214

Current portion of long-term debt		$10,000		$10,000
Long-term debt - non-current		314,451		303,214
		$324,451		$313,214

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

The Company has the option to borrow funds under the Credit Facility at interest rates based on both LIBOR (1, 3, or 6-month rates) and the Base Rate (as defined herein), at its discretion, plus their applicable margins. Base Rates are fluctuating per annum rates of interest equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.5%, (ii) the Prime Rate (as defined under the Credit Facility) and (iii) the daily LIBOR rate, plus a LIBOR margin between 1.00% and 2.00% based on its Leverage Ratio (as defined under the Credit Facility). The interest accrued based on LIBOR rates is to be paid on the last business day of the interest period (1, 3, or 6 months), while interest accrued based on the Base Rate is to be paid in quarterly installments. The Credit Facility also provides for letters of credit aggregating up to $60.0 million which reduce the funds available under the Credit Facility when issued.  The unused portion of the Credit Facility is subject to a commitment fee between 0.13% and 0.25% per annum based on the Leverage Ratio.

The Credit Facility is collateralized by substantially all the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio of not more than 4.00 to 1.00 (subject to a step-up to 4.25 to 1.0 for a four quarter period following permitted acquisitions as defined under the Credit Facility) for each fiscal quarter. As of March 31, 2021, the Company was in compliance with its covenants under the Credit Facility. The Credit Facility also has a conforming dividend covenant that allows the Company to pay dividends as long as it remains in compliance with the financial covenants set forth in the Credit Facility.

As of March 31, 2021, the Company had $326.9 million long-term debt outstanding from the Credit Facility (including the term loan, exclusive of unamortized debt issuance costs), outstanding letters of credit totaling $3.3 million, net derivative obligations of $6.7 million and unused borrowing capacity of $459.9 million under the Credit Facility (excluding the Accordion). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the Accordion and the term loan) was $265.5 million as of March 31, 2021.

Future scheduled repayments of debt principal are as follows:

Payments due by	Term Loan	Revolving Credit	Total
March 31, 2022	$10,000	$—	$10,000
March 31, 2023	10,000	—	10,000
March 31, 2024	15,000	—	15,000
March 3, 2025 (Maturity)	155,000	136,863	291,863
Total	$190,000	$136,863	$326,863

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

Changes in the three months ended March 31, 2021 compared to the prior year period were primarily from an increase of revenue in the energy, environment, and infrastructure client market and the health, education, and social programs client market as a result of  U.S. government clients and international government clients, partially offset by decreases in revenue from the consumer and financial markets primarily as a result of commercial clients.

	Three Months Ended March 31,
	2021		2020
	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, and infrastructure	$164,492	43%	$148,961	42%
Health, education, and social programs	157,765	42%	151,352	42%
Safety and security	31,198	8%	30,301	8%
Consumer and financial services	25,023	7%	27,624	8%
Total	$378,478	100%	$358,238	100%

	Three Months Ended March 31,
	2021		2020
	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$175,913	46%	$155,604	43%
U.S. state and local government	57,152	15%	60,893	17%
International government	37,061	10%	22,801	7%
Total Government	270,126	71%	239,298	67%
Commercial	108,352	29%	118,940	33%
Total	$378,478	100%	$358,238	100%

	Three Months Ended March 31,
	2021		2020
	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$160,009	42%	$168,070	47%
Fixed price	147,296	39%	133,204	37%
Cost-based	71,173	19%	56,964	16%
Total	$378,478	100%	$358,238	100%

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed often due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing. The net contract assets (liabilities) as of March 31, 2021 increased by $19.2 million as compared to December 31, 2020. The increase in net contract assets (liabilities) is primarily due to an increase in work in the energy, environmental, and infrastructure client market and health, education, and social programs client market, offset by decreases in work in the consumer and financial market. There were no material changes to contract balances due to impairments during the period. During the three months ended March 31, 2021 and 2020, the Company recognized $15.1 million and $17.3 million in revenue related to the contract liabilities balance at December 31, 2020 and 2019, respectively.

	March 31, 2021	December 31, 2020	$ Change	% Change
Contract assets	$164,155	$143,369	$20,786	14.5%
Contract liabilities	(43,589)	(42,050)	(1,539)	3.7%
Net contract assets (liabilities)	$120,566	$101,319	$19,247	19.0%

Performance Obligations:

The Company had $1.6 billion in unfulfilled performance obligations as of March 31, 2021 which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts and were generally valued using an estimated cost-plus margin approach, with variable consideration being estimated at the most likely amount.  The Company expects to satisfy these performance obligations, on average, in one to two years.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

A summary of interest rate swap derivatives designated as cash flow hedges as of March 31, 2021 are as follows:

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

NOTE 9 – INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 26.7%  and 18.3%, respectively.

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

As of March 31, 2021, unrecognized tax benefits was $0.7 million, which includes $0.7 million of tax positions that, if recognized, would impact the effective tax rate. As of March 31, 2020, there were no unrecognized tax benefits, or tax positions that, if recognized, would impact the effect tax rate.

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company did not have any accrued penalty and interest at March 31, 2021 and 2020, respectively.

The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

During the year ended December 31, 2020, the Company elected to participate in several COVID-19 tax-relief programs for which it was eligible. Pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, the Company exercised the option to defer payment of the employer portion of the Social Security tax, with 50% to be repaid by December 31, 2021 and the remainder by December 31, 2022.  The Company deferred payment of approximately $20.9 million of employer Social Security taxes during the year ended December 31, 2020.  The current portion of the deferred payments are included in accrued salaries and benefits, and the remaining deferred payments are included in other long-term liabilities in the Company’s consolidated balance sheets.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss as of March 31, 2021 and 2020 included the following:

	Three Months Ended March 31, 2021
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2020	$(7,210)	$1,096	$(7,992)	$(14,106)
Current period other comprehensive (loss) income:
Other comprehensive income before reclassifications	968	—	1,882	2,850
Amounts reclassified from accumulated other comprehensive income (3)	—	(180)	907	727
Effect of taxes (4)	(104)	49	(742)	(797)
Total current period other comprehensive (loss) income	864	(131)	2,047	2,780
Accumulated other comprehensive (loss) income at March 31, 2021	$(6,346)	$965	$(5,945)	$(11,326)

	Three Months Ended March 31, 2020
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2019	$(10,995)	$1,634	$(2,783)	$(12,144)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(5,430)	—	(8,601)	(14,031)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(180)	230	50
Effect of taxes (4)	612	47	2,199	2,858
Total current period other comprehensive (loss) income	(4,818)	(133)	(6,172)	(11,123)
Accumulated other comprehensive (loss) income at March 31, 2020	$(15,813)	$1,501	$(8,955)	$(23,267)

(1)

Represents the unamortized value of an interest rate hedge agreement, designated as a cash flow hedge, which was sold on December 1, 2016. The fair value of the interest rate hedge agreement, at the date of the sale, was recorded in other comprehensive income, net of tax, and is being reclassified to interest expense when earnings are impacted by the hedged items and as interest payments are made on the Credit Facility from January 31, 2018 to January 31, 2023 (see Note 8—Derivative Instruments and Hedging Activities).

(2)

Represents the change in fair value of interest rate hedge agreements designated as a cash flow hedge.  The fair value of the interest rate hedge agreements was recorded in other comprehensive income and will be reclassified to interest expense when earnings are impacted by the hedged items and as interest payments are made on the Credit Facility from August 31, 2018 to February 28, 2025 (see Note 8—Derivative Instruments and Hedging Activities).

(3)

The Company expects to reclassify $0.7 million net gains related to the Gain on Sale of Interest Rate Hedge Agreement and $3.7 million net losses related to the Change in Fair Value of Interest Rate Hedge Agreement from accumulated other comprehensive loss into earnings during the next 12 months.

(4)	The Company’s effective tax rate for the three months ended March 31, 2021 and 2020 was 26.7% and 18.3%, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2020	18,910	$23	$369,058	$588,731	4,395	$(196,745)	$(14,106)	$746,961
Net income	—	—	—	18,351	—	—	—	18,351
Other comprehensive income	—	—	—	—	—	—	2,780	2,780
Equity compensation	—	—	3,275	—	—	—	—	3,275
Exercise of stock options	3	—	87	—	—	—	—	87
Issuance of shares pursuant to vesting of restricted stock units	153	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(207)	—	—	—	207	(17,580)	—	(17,580)
Dividends declared	—	—	—	(2,641)	—	—	—	(2,641)
Balance at March 31, 2021	18,859	$23	$372,420	$604,441	4,602	$(214,325)	$(11,326)	$751,233

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2019	18,868	$23	$346,795	$544,840	3,978	$(164,963)	$(12,144)	$714,551
Net income	—	—	—	10,612	—	—	—	10,612
Other comprehensive loss	—	—	—	—	—	—	(11,123)	(11,123)
Equity compensation	—	—	3,826	—	—	—	—	3,826
Exercise of stock options	1	—	37	—	—	—	—	37
Issuance of shares pursuant to vesting of restricted stock units	269	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(311)	—	—	—	311	(23,998)	—	(23,998)
Cumulative-effect adjustments for adoption of accounting principle	—	—	—	(513)	—	—	—	(513)
Dividends declared	—	—	—	(2,636)	—	—	—	(2,636)
Balance at March 31, 2020	18,827	$23	$350,658	$552,303	4,289	$(188,961)	$(23,267)	$690,756

NOTE 12 – ACCOUNTING FOR STOCK-BASED COMPENSATION

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

The 2018 Omnibus Plan, as amended, allows the Company to grant 1,600,000 shares using stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”), performance units and performance share awards (“PSA”), cash-settled restricted stock units (“CSRSU”), and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 40,259 as of March 31, 2021, remain subject to its terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date. As of March 31, 2021, the Company had approximately 1,002,283 shares available for grant under the 2018 Omnibus Plan. CSRSUs have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share calculations.

During the three months ended March 31, 2021, the Company granted to its employees 77,457 shares in the form of RSUs with an average grant date fair value of $88.96, and the equivalent value of 48,713 shares in the form of CSRSUs with an average grant date fair value of $88.96. During the three months ended March 31, 2021, the Company also granted 35,318 shares in the form of PSAs to its employees with a grant date fair value of $95.72 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2021 have a performance period from January 1, 2021 through December 31, 2023 and performance conditions that are consistent with the PSAs granted in prior years.

The Company recognized stock-based compensation expense of $6.1 million and $5.1 million for the three months ended March 31, 2021 and 2020, respectively. Unrecognized compensation expense of approximately $14.5 million as of March 31, 2021 related to unsettled RSUs is expected to be recognized over a weighted-average period of 2.0 years. The unrecognized compensation expense related to CSRSUs totaled approximately $11.1 million at March 31, 2021 and is expected to be recognized over a weighted-average period of 2.0 years. Unrecognized compensation expense related to PSAs of approximately $5.1 million as of March 31, 2021 is expected to be recognized over a weighted-average period of 1.7 years.

NOTE 13 – BUSINESS COMBINATION

A prior acquisition’s purchase agreement included additional consideration in the form of warranty and indemnity hold back payments. As of March 31, 2021, one payment remains outstanding for approximately $1.2 million, which is scheduled to be released in the fourth quarter of 2022. The remaining warranty and indemnity liability was recorded at its fair value at the date of the acquisition discounting the liability at 3.25%.

NOTE 14 – EARNINGS PER SHARE

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

As of March 31, 2021, the PSAs granted during the year ended December 31, 2019 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2020 and during the three months ended March 31, 2021 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.  For the three months ended March 31, 2021 there were 10,327 weighted-average shares excluded from the calculation of EPS because they were anti-dilutive.  The anti-dilutive shares were associated with RSUs. There were no shares excluded from the calculation of EPS for the three months ended March 31, 2020.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended
	March 31,
	2021	2020
Net Income	$18,351	$10,612

Weighted-average number of basic shares outstanding during the period	18,885	18,840
Dilutive effect of stock options, RSUs, and performance shares	233	357
Weighted-average number of diluted shares outstanding during the period	19,118	19,197

Basic earnings per share	$0.97	$0.56
Diluted earnings per share	$0.96	$0.55

NOTE 15 – SHARE REPURCHASE PROGRAM

The Company’s share repurchase program allows for share repurchases in the aggregate up to $100.0 million under share repurchase plans approved by the board of directors pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.  The Company approved an updated Rule 10b5-1 plan element of the share repurchase program as part of its normal process, that commenced January 11, 2021.  The Credit Facility permits unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.50 to 1.00. For the three months ended March 31, 2021 and 2020, the Company used $12.8 million to repurchase 151,200 shares and $16.6 million to repurchase 206,820 shares, respectively, under the repurchase program. As of March 31, 2021, $33.3 million remained available for share repurchases under the repurchase program.

NOTE 16 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$74	$—	$74	Prepaid expenses and other assets
Deferred compensation investments in cash surrender life insurance	—	17,407	—	17,407	Other assets
Total	$—	$17,481	$—	$17,481

Liabilities:
Deferred compensation plan liabilities	$—	$18,264	$—	$18,264	Other long-term liabilities
Interest rate swaps - current portion	—	3,663	—	3,663	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	4,475	—	4,475	Other long-term liabilities
Total	$—	$26,402	$—	$26,402

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$103	$—	$103	Prepaid expenses and other assets
Deferred compensation investments in cash surrender life insurance	—	16,796	—	16,796	Other assets
Total	$—	$16,899	$—	$16,899

Liabilities:
Deferred compensation plan liabilities	$—	$17,276	$—	$17,276	Other long-term liabilities
Interest rate swaps - current portion	—	3,693	—	3,693	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	7,234	—	7,234	Other long-term liabilities
Total	$—	$28,203	$—	$28,203

NOTE 17 – SUBSEQUENT EVENTS

Dividend

On May 4, 2021, the Company’s board of directors approved a $0.14 per share cash dividend.  The dividend will be paid on July 14, 2021 to shareholders of record as of the close of business on June 11, 2021.

NOTE 18 – COMMITMENTS AND CONTINGENCIES

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

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to the Program’s grant recipients, and separately supplemented the amount of recovery it sought in total to approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016. The State of Louisiana broadly alleges and sought recoupment for the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD. In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the previously filed judicial proceeding.  The Company continues to believe that this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of March 31, 2021.

Executive Chair Retirement

On November 15, 2020, the Company’s former Executive Chair gave notice of his retirement effective December 31, 2020.  In connection with his retirement, the former Executive Chair is entitled to receive compensation and benefits as provided in his employment agreement for a termination of employment on the basis of “good reason.”  As of March 31, 2021, the Company had $1.8 million in unpaid severance and $0.9 million in pro rata annual incentive bonus expected to be paid to the former Executive Chair by July 2021. These amounts were expensed as part of the recording of the Executive Chair’s retirement in the fourth quarter of 2020. PSA totaling 34,276, shares originally granted during 2019 and 2020, are to be satisfied through the normal course of the PSA equity award plan (see Note 12—Accounting for Stock-Based Compensation), and subject to adjustments from EPS and rTSR performances.

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

The terms “we,” “our,” “us,” and “Company,” as used throughout this Quarterly Report, refer to ICF International, Inc. and its subsidiaries, unless otherwise indicated. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local governments and the governments of U.S. territories. The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the SEC on February 26, 2021 (our “Annual Report”).

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

We report operating results and financial data as a single segment based on the consolidated information used by our chief operating decision-maker in evaluating the financial performance of our business and allocating resources. Our single segment represents our core business – professional services for government and commercial clients. Although we describe our multiple service offerings to clients that operate in four markets to provide a better understanding of the scope and scale of our business, we do not manage our business or allocate our resources based on those service offerings or client markets. Rather, on a project-by-project basis, we assemble the best team from throughout the enterprise to deliver highly customized solutions that are tailored to meet the needs of each client. Notwithstanding the impact of COVID-19 we believe that, in the long-term, demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about clean energy and energy efficiency; health promotion, treatment, and cost control; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Harvey, Irma, Maria, Laura and Michael) that devastated communities in Texas, Florida, North Carolina, Louisiana, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts.  We believe our prior and current experience with disaster relief and rebuild efforts, including those from Hurricanes Katrina and Rita and Superstorm Sandy, put us in a favorable position to continue to provide recovery assistance, housing, and environmental and infrastructure solutions on behalf of federal departments and agencies, state, territorial and local governments, and regional agencies.

We also see significant opportunity to further leverage our digital and client engagement capabilities across our commercial and government client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements spanning all aspects of the program life cycle, as well as completely and successfully integrating strategic acquisitions. We will continue to focus on building scale in vertical and horizontal domain expertise, developing business with both our government and commercial clients, and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities, such as our acquisition of Incentive Technology Group, LLC (“ITG”), that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

Although we continue to see favorable long-term market opportunities, there are certain business challenges facing all government service providers. Administrative and legislative actions by the federal government to address changing priorities or in response to the budget deficit could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. Similarly, the very nature of opportunities arising out of disaster recovery mean they can involve unusual challenges. Factors such as the overall stress on communities and people affected by disaster recovery situations, political complexities and challenges among involved government agencies, and a higher-than-normal risk of audits and investigations, may result in a reduction to our revenue and profit and adversely affect cash flow.  However, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the federal government, as well as to state and local and international governments and commercial clients.

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

To date we have experienced continuity in the majority of our work for our government clients, which accounted for approximately 71.4 percent of our revenues for the three months ended March 31, 2021. There have been postponements of events and challenges around project work requiring travel and personal contact to perform services under the contracts, but overall, our government clients have continued to require our services.  There has also been additional demand from federal agencies such as the Center for Disease Control and Prevention, the Department of Health and Human Services, and the Federal Emergency Management Agency, as well as state and local and international government agencies.

Of the remaining 28.6 percent of our total revenue for the three months ended March 31, 2021, the majority was generated from commercial energy markets and commercial marketing services. In commercial energy, where we work primarily for utility clients, we have experienced trends similar to those with our government clients, although some aspects of energy efficiency programs have been put on hold as they involve direct interaction with consumers. The commercial marketing services includes public event management and marketing technology, which was impacted based on the deferral or cancellation of marketing events. Some of our commercial clients perform work in travel-related markets and have been severely impacted by the COVID-19 pandemic and the restriction upon travel worldwide. As a result, we continue to monitor that business area closely. These elements of commercial marketing services represented less than 9.6 percent of our total Company-wide revenues for the three months ended March 31, 2021.

We are monitoring the evolving situation related to the COVID-19 pandemic and we continue to work with our stakeholders to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. To protect employee health and safety while COVID-19 remains a threat, we plan to continue to deliver a majority of our services to clients remotely for the foreseeable future and continue to evaluate our return to office plans. Based on the continued level of new cases and the estimated timing for widespread access to vaccines, we now expect to begin our phased return to in-person operations at ICF office locations no earlier than September 2021. While the Coronavirus Aid, Relief and Economic Security (“CARES”) Act contains a provision that allows federal contractors to seek specified reimbursement for certain employees who are unable to perform their contract requirements due to government restrictions, we believe we have limited claims under the CARES Act, and reimbursements are also subject to limitations and did not extend past December 31, 2020. Additionally, we deferred payment of approximately $20.9 million of employer Social Security taxes during the twelve months ended December 31, 2020.  We did not defer any additional Social Security taxes in 2021.

As part of management actions to counter the impact of COVID-19, we have aligned our costs with anticipated revenues. In the U.S. and in our international operations, we had used staff reductions, furloughs, and other temporary wage reduction programs in response to the pandemic during 2020. However, during the three months ended March 31, 2021 we were able to reduce the staff and program reductions as a result of Covid-19. We also previously participated in three international government subsidy programs whose objective is to encourage eligible companies to keep employees on the payroll during the COVID-19 pandemic, which we still minimally participate in two subsidy programs as of March 31, 2021.

Employees and Offices:

We have nearly 7,500 full and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our more than 56 regional offices throughout the U.S. and more than 22 offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of our financial condition and results of operations is based on our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of these consolidated financial statements requires us to make certain estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and our application of critical accounting policies, including revenue recognition, impairment of goodwill and other intangible assets, income taxes, and stock-based compensation.  If any of these estimates, assumptions or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” in our Annual Report and “Note 1—Basis of Presentation and Nature of Operations—Recent Accounting Pronouncements” in the “Notes to Consolidated Financial Statements” in this Quarterly Report for further discussions of our significant accounting policies and estimates.

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

SELECTED KEY METRICS

In order to evaluate operations, we track revenue by key metrics that provide useful information about the nature of our operations. Client markets provide insight into the breadth of our expertise. Client type is an indicator of the diversity of our client base. Revenue by contract mix provides insight in terms of the degree of performance risk that we have assumed. Significant variances in the key metrics are discussed under the revenue section of the results of operations. For further discussion see “Note 7—Revenue Recognition” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended March 31,				Three Months Ended
	Dollars		Percentages		March 31, 2020 and 2021
(dollars in thousands)	2021	2020	2021	2020	Dollars	Percent
Revenue	$378,478	$358,238	100.0%	100.0%	$20,240	5.6%
Direct Costs	232,082	230,616	61.3%	64.4%	1,466	0.6%
Operating Costs and Expenses:
Indirect and selling expenses	109,982	103,271	29.1%	28.8%	6,711	6.5%
Depreciation and amortization	5,270	5,179	1.4%	1.4%	91	1.8%
Amortization of intangible assets	3,015	2,853	0.8%	0.8%	162	5.7%
Total Operating Costs and Expenses	118,267	111,303	31.3%	31.0%	6,964	6.3%
Operating Income	28,129	16,319	7.4%	4.6%	11,810	72.4%
Interest expense	(2,683)	(3,525)	(0.7%)	(1.0%)	842	(23.9%)
Other (expense) income	(417)	190	—	—	(607)	(319.5%)
Income before Income Taxes	25,029	12,984	6.7%	3.6%	12,045	92.8%
Provision for Income Taxes	6,678	2,372	1.8%	0.7%	4,306	181.5%
Net Income	$18,351	$10,612	4.9%	2.9%	$7,739	72.9%

Revenue. Revenue for the three months ended March 31, 2021 was $378.5 million, compared to $358.2 million for the three months ended March 31, 2020, representing an increase of $20.2 million or 5.6%. The increase in revenue was attributable to an increase in governmental revenue of $30.8 million, or 12.9%, offset by a decrease in commercial revenue of $10.6 million, or 8.9%, compared to the prior year. See “Note 7—Revenue Recognition” in the “Notes to Consolidated Financial Statements.” The changes in government revenue by client type were driven by the increase in federal government revenue primarily health, education and social program clients and energy, environmental and infrastructure clients, both benefitting from an additional month of revenue from the clients of the ITG acquisition for the three months ended March 3, 2021 compared to the same period in 2020, and an increase in international government clients, primarily in the energy, environmental and infrastructure clients, partially offset by a decrease in state and local government revenue, from our disaster recovery clients. The decrease in our commercial revenue by client market was driven by decreases in our health, education, and social program clients and to our consumer and financial clients, primarily our marketing services clients which have been impacted by COVID-19 when compared to the prior year, partially offset by an increase in revenue from energy, environmental and infrastructure clients. The governmental and commercial revenues as a percent of total revenue were 71% and 29%, respectively, for the three months ended March 31, 2021 compared with 67% and 33%, respectively, for the same period in 2020.

Direct Costs. Direct costs for the three months ended March 31, 2021 were $232.1 million compared to $230.6 million for the three months ended March 31, 2020, an increase of $1.5 million or 0.6%. The increase in direct costs and associated fringe benefits costs was attributable to an increase of $5.4 million in direct labor and associated fringe benefits costs offset by a $3.9 million decrease in subcontractor and other direct costs. Direct labor and fringe benefits for the three months ended March 31, 2021 was 57.4% of direct costs compared to 55.4% for the three months ended March 31, 2020. The increase in direct labor and fringe benefits is primarily due to our federal government work, including an additional month of activity for the acquisition of ITG and energy, environmental and infrastructure clients, partially offset by a decline in direct labor and fringe benefit costs from our state and local government contracts and our commercial clients. Subcontractor and other direct costs for the three months ended March 31, 2021 was 42.6% of direct costs compared to 44.6% for the three months ended March 31, 2020. The decrease in subcontractor and other direct costs is due to the decline in other direct costs of $9.6 million, primarily a decrease in media buys and travel related costs, offset by a $5.7 million increase in subcontractor costs. Direct costs as a percent of revenue was 61.3% for the three months ended March 31, 2021, compared to 64.4% for the three months ended March 31, 2020. The reduction of direct cost as a percent of revenue in the three months ended March 31, 2021 when compared to the prior year is partially due to the increase in revenue on fixed price contract awards with relatively lower direct costs, the recording of incentive fees on certain contracts that do not have direct costs, and the decline in other direct costs, which generally yield a lower margin. Fringe costs were also proportionately lower year over year with higher utilization of direct staff.

Indirect and selling expenses. Indirect and selling expenses for the three months ended March 31, 2021 was $110.0 million compared to $103.3 million for the three months ended March 31, 2020, an increase of $6.7 million or 6.5%. The increase in indirect and selling expenses was primarily due to an increase in indirect labor, associated fringe costs, and other compensation costs of $6.6 million and an increase in general and administrative costs of $0.1 million. The general and administrative costs included an increase in the provision for credit losses of $4.9 million and $0.5 million of expenses related to the termination, abandonment, and impairment of several operating leases associated with our efforts to reduce our operating lease commitments, partially offset by decreases in travel, costs associated with acquisitions and other general administrative costs of $4.8 million.  Indirect and selling expenses as a percent of revenue increase to 29.1% for the three months ended March 31, 2021, compared to 28.8% for the three months ended March 31, 2020.

Depreciation and amortization. Depreciation and amortization was $5.3 million for the three months ended March 31, 2021 compared to $5.2 million for the three months ended March 31, 2020. The increase in depreciation and amortization is the result of the depreciation of leasehold improvements related to certain operating leases.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2021 was $3.0 million compared to $2.9 million for the three months ended March 31, 2020. The $0.1 million increase was primarily due to an additional month of amortization of the $47.3 million of intangible assets from the ITG acquisition, partially offset by reduced levels of amortization of intangible assets associated with prior acquisitions.

Operating Income. Operating income was $28.1 million for the three months ended March 31, 2021 compared to $16.3 million for the three months ended March 31, 2020, an increase of $11.8 million or 72.4%. The increase in operating income was largely due to favorable gross margin from the increase in revenues on fixed price contract awards with relatively lower direct costs, the recording of incentive fees on certain contracts that do not have direct costs and the decline in other direct costs, which generally yield a lower margin. Fringe costs were also proportionately lower year over year with higher utilization of direct staff. Operating income as a percentage of revenue was 7.4% for the three months ended March 31, 2021, compared to 4.6% for the three months ended March 31, 2020.

Interest expense. For the three months ended March 31, 2021 and 2020, interest expense was $2.7 million and $3.5 million resulting in a decrease of $0.8 million, or 23.9%. The decrease in interest expense was due to lower average debt balances and a lower weighted average interest rate for the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

Other (expense) income. For the three months ended March 31, 2021, other expense was $0.4 million compared to other income of $0.2 million for the three months ended March 31, 2020.

Provision for Income Taxes. For the three months ended March 31, 2021, income tax expense was $6.7 million compared to $2.4 million for the three months ended March 31, 2020, an increase of $4.3 million. The effective income tax rate for the three months ended March 31, 2021 and 2020 was 26.7% and 18.3%, respectively.  The change in effective tax rate was caused by windfall tax benefits for employee share-based compensation, increases in state tax credits, and the release of reserves for uncertain tax positions partially offset by non-deductible items resulting from executive compensation in the three months ended March 31, 2021 and 2020.

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

Service Revenue

Service revenue represents revenue less subcontractor and other direct costs, which, among other things, include third-party materials and travel expenses. Service revenue is not a recognized term under U.S. GAAP and should not be considered an alternative to revenue as a measure of operating performance. This presentation of service revenue may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe service revenue is a useful measure to investors since, as a consulting firm, a key source of our profit is revenue obtained from the services that we provide to our clients through our employees. For the three months ended March 31, 2021, service revenue grew $24.2 million, or 9.5%, compared to the three months ended March 31, 2020.  For the three months ended March 31, 2021, service revenue represented 73.97% of total revenue compared to 71.3% for the three months ended March 31, 2020.

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Revenue	$378,478	$358,238
Subcontractor and other direct costs	(98,911)	(102,836)
Service revenue	$279,567	$255,402

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated. Certain immaterial amounts in the prior year have been revised to conform with the current presentation of Adjusted EBITDA:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net income	$18,351	$10,612
Other expense (income)	417	(190)
Interest expense	2,683	3,525
Provision for income taxes	6,678	2,372
Depreciation and amortization	8,285	8,032
EBITDA	36,414	24,351
Adjustment related to impairment of long-lived assets (1)	303	—
Special charges related to acquisitions (2)	95	1,844
Special charges related to severance for staff realignment (3)	491	1,770
Special charges related to facilities consolidations and office closures (4)	200	—
Special charges related to retirement of the former Executive Chair (5)	224	—
Total special charges	1,313	3,614
Adjusted EBITDA	$37,727	$27,965
(1)	Adjustment related to impairment of long-lived assets: We recognized impairment expense of $0.3 million in the first quarter of 2021 related to impairment of a right-of-use lease asset.
(2)	Special charges related to acquisitions: These costs consist primarily of consultants and other outside third-party costs and integration costs associated with an acquisition.
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

(5)

Special charges related to retirement of the former Executive Chair: As a result of the employment agreement, the departing officer was able to maintain certain equity awards beyond his date of employment. The 2019 equity award held by the former Executive Chair was updated for a change in the performance factor.

Non-GAAP Diluted Earnings per Share

Non-GAAP diluted earnings per share (“EPS”) represents diluted EPS excluding the impact of certain items such as impairment of intangible assets, acquisition expenses, severance for staff realignment, facility consolidations and office closures, and an adjustment related to the retirement of the former Executive Chair (which are also excluded from Adjusted EBITDA, as described further above), as well as the impact of amortization of intangible assets related to our acquisitions and income tax effects. While these adjustments may be recurring and not infrequent or unusual, we do not consider these adjustments to be indicative of the performance of our ongoing operations. Non-GAAP diluted EPS is not a recognized term under U.S. GAAP and is not an alternative to basic or diluted EPS as a measure of performance. This presentation of Non-GAAP diluted EPS may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe that the supplemental adjustments applied in calculating Non-GAAP diluted EPS are reasonable and appropriate to provide additional information to investors.

The following table presents a reconciliation of diluted EPS to Non-GAAP diluted EPS for the periods indicated:

	Three Months Ended
	March 31,
	2021	2020
Diluted EPS	$0.96	$0.55
Adjustment related to impairment of long-lived assets	0.02	—
Special charges related to acquisitions	—	0.10
Special charges related to severance for staff realignment	0.03	0.09
Special charges related to facilities consolidations and office closures	0.01	—
Special charges related to retirement of the former Executive Chair	0.01	—
Amortization of intangibles	0.16	0.15
Income tax effects (1)	(0.06)	(0.06)
Non-GAAP EPS	$1.13	$0.83
(1)	Income tax effects were calculated using an effective U.S. GAAP tax rate of 26.7% and 18.3% for the three months ended March 31, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. On March 3, 2020, we entered into the First Amendment (the “First Amendment”) to the Fifth Amended and Restated Business Loan and Security Agreement with a group of 10 lenders (the “Credit Facility”). The First Amendment amended the Fifth Amended and Restated Business Loan and Security Agreement, entered into on May 17, 2017. As a result of the First Amendment, we increased our borrowing capacity by $200.0 million through the addition of a $200.0 million term loan to the Credit Facility. The First Amendment also made certain other changes to the Credit Facility as described in “Note 6—Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, debt service, dividends and share repurchases. We expect to meet these requirements through a combination of cash flow from operations and borrowings. Our primary source of borrowings is from our Credit Facility, as described in “Note 6—Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

There is continued uncertainty as to effects of the COVID-19 virus on the global economy, which in turn may impact, among other things, our ability to generate historical levels of positive cash flows from operations and our ability to successfully execute and fund key initiatives. However, our current belief is that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures and acquisitions, quarterly cash dividends, share repurchases and organic growth. Additionally, we continuously analyze our capital structure to ensure we have capital to fund future strategic acquisitions. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources from both debt and equity sources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if, in the future, we need additional borrowings or capital.

Financial Condition. There were several changes in our consolidated balance sheet as of March 31, 2021 compared to the consolidated balance sheet as of December 31, 2020.  The more significant changes are discussed below.

Cash and cash equivalents decreased to $8.6 million as of March 31, 2021, from $13.8 million on December 31, 2020 and restricted cash decreased to $42.2 million as of March 31, 2021 from $68.1 million on December 31, 2020. These balances and the changes to the balances of cash and cash equivalents and restricted cash are further discussed in “Cash Flow” below and discussed in “Note 2—Restricted Cash” in the “Notes to Consolidated Financial Statements.”

Contract receivables, net of allowance for credit losses, as of March 31, 2021 decreased to $214.3 million compared to $222.9 million on December 31, 2020, primarily due to an increase in our allowance for credit losses. Contract receivables are a significant component of our working capital and may be favorably or unfavorably impacted by our collection efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients. Contract assets and contract liabilities represent revenue in excess of billings and billings in excess of revenue, respectively, both of which generally arise from revenue recognition timing and contractually stipulated billing schedules or billing complexity. On March 31, 2021, contract assets and contract liabilities were $164.2 million and $43.6 million, respectively, compared to $143.4 million and $42.1 million, respectively, at December 31, 2020.

We evaluate our collections efforts using the days-sales-outstanding ratio (“DSO”), which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities), by revenue per day for the trailing 90-day period. DSO was 80 days for the quarter ended March 31, 2021 compared to 67 days for the quarter ended December 31, 2020, which included an 11 day reduction in the fourth quarter of 2020 DSO that was the result of accelerated collections and 88 days for the quarter ended March 31, 2020. We continue to be impacted by the Puerto Rico disaster relief and rebuild efforts which have complex reporting and billing requirements and have been slow to pay our invoices. The DSO, excluding the Puerto Rico disaster relief and rebuild efforts, was 70 days for the quarter ended March 31, 2021, compared to 60 days for the quarter ended December 31, 2020 and 79 days for the quarter ended March 31, 2020. We do experience seasonality with respect to DSO, in that our first quarter typically has a higher DSO as compared to other quarters.

Goodwill, as discussed in “Note 4—Goodwill” in the “Notes to Consolidated Financial Statements” in this Quarterly Report, increased slightly due to the impact of foreign currency translation. Other intangible assets decreased to $56.9 million on March 31, 2021 from $59.9 million on December 31, 2020 due to amortization of the intangible assets.

The decrease in right-of-use assets and lease liabilities are primarily due to the amortization of right-of-use assets and operating lease liabilities through rent payments. In the first quarter of 2021, we took a $0.3 million charge for the impairment of a lease for our discontinued use of the property in our operations and in anticipation of  subleasing the property.

Long-term debt (exclusive of unamortized debt issuance costs) increased to $326.9 million on March 31, 2021 from $315.8 million on December 31, 2020, primarily due to the net advance on our Credit Facility of $11.1 million. The average debt balance on the Credit Facility for the three months ended March 31, 2021 and 2020 was $325.6 million and $407.0 million, respectively. The average interest rate on the Credit Facility, excluding any fees and unamortized debt issuance costs, for the three months ended March 31, 2021 and 2020 was 1.9% and 3.1%, respectively. We generally utilize cash flow from operations as our primary source of funding and turn to our Credit Facility to fund any temporary fluctuations, such as increases in contract receivables, reductions in accounts payable and accrued expenses, purchase of treasury stock, payment of declared dividends, additional capital expenditures, and to meet funding requirements for new acquisitions.

The decrease in accumulated other comprehensive loss of $2.8 million, net of taxes, was driven by a change of $1.9 million in the fair value of the interest rate hedging instruments, before taxes, $0.7 million in net losses reclassified to income related to hedging instruments, before taxes, and a $1.0 million change before taxes in the value of certain foreign currencies relative to the U.S. dollar (primarily the British Pound, Euro and Canadian dollar). See “Note 10—Accumulated Other Comprehensive Loss” in the “Notes to Consolidated Financial Statements.”

We have entered into floating-to-fixed interest rate swap agreements (the “Swaps”) with expiration dates through August 2023 and February 2025 for a total notional amount of $200.0 million in order to hedge a portion of our floating rate Credit Facility. As of March 31, 2021, the fair value of the Swaps was an unrealized loss of $8.1 million, before tax, and is included in current and other long-term liabilities. See “Note 8—Derivative Instruments and Hedging Activities” and “Note 16—Fair Value” in the “Notes to Consolidated Financial Statements.”  On a quarterly basis, management evaluates the Swaps to determine their effectiveness and record the change in fair value of the Swaps as an adjustment to accumulated other comprehensive loss. Management intends that the Swaps remain effective.

We have explored various options for mitigating the risk associated with potential fluctuations in the foreign currencies in which we conduct transactions. We currently have forward contract agreements (“currency hedges”) in an amount proportionate to work anticipated to be performed under certain contracts in Europe. We recognize changes in the fair value of the currency hedges in our results of operations. We may increase the number, size, and scope of our currency hedges as we analyze options for mitigating our foreign exchange and interest rate risk. The current impact of the foreign currency hedges to the consolidated financial statements is immaterial.

Share Repurchase Program. The objective of the share repurchase program has been to offset dilution resulting from employee stock compensation. We meet our objective to offset dilution via its 10b5-1 and 10b-18 trading plans. In September 2017 the board of directors approved a share repurchase program that authorizes share repurchases in the aggregate up to $100.0 million. Our total repurchases are also limited by the Credit Facility as described in “Note 15—Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.  Our overall repurchase limit is the lower of the amount imposed by our board of directors and by the Credit Facility.  Previously, purchases under the repurchase program would be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. On January 11, 2021, we approved an updated Rule 10b5-1 plan element of the share repurchase program, as part of our normal process, that commenced in January 2021. The purchases are funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the three months ended March 31, 2021, we repurchased 151,200 shares under this program at an average price of $84.36 per share. The Credit Facility permits unlimited share repurchases, provided our Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.50 to 1.00. As of March 31, 2021, $33.3 million remained available for share repurchases under the Credit Facility.

Dividends.  Cash dividends declared thus far in 2021 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 25, 2021	$0.14	March 26, 2021	April 13, 2021
May 4, 2021	$0.14	June 11, 2021	July 14, 2021

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the three months ended March 31, 2021 and 2020:

	Three Months Ended
	March 31,
(in thousands)	2021	2020
Net Cash Provided by (Used in) Operating Activities	$4,961	$(15,232)
Net Cash Used in Investing Activities	(3,595)	(257,725)
Net Cash (Used in) Provided by Financing Activities	(33,275)	325,874
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	745	(738)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(31,164)	$52,179

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered.

Operating activities provided $5.0 million in cash for the three months ended March 31, 2021 compared to $15.2 million used in operations for the three months ended March 31, 2020. The increase in cash flows from operations for the three months ended March 31, 2021 compared to the prior year was primarily due to an increase in net income, inclusive of adjustments for non-cash expenses, and a net increase in cash flows from accounts payable and other operating liabilities due to timing of payments, offset by a decrease in cash flows from the change in contract receivables and net contract assets and liabilities. The decrease in contract receivables is primarily due to slower collection related to our disaster relief and rebuild efforts as well as in our international business.

Investing activities used cash of $3.6 million for the three months ended March 31, 2021, compared to $257.7 million for the three months ended March 31, 2020. Our cash flows used in investing activities consists primarily of payments for business acquisitions, net of cash acquired, and capital expenditures for property and equipment and capitalized software. The cash used in investing activities for the three months ended March 31, 2021 included capital expenditures of $3.4 million.  The cash used in investing activities for the three months ended March 31, 2020 included payments for the ITG acquisition of $253.0 million and $4.7 million of capital expenditures.

Our cash flows provided by financing activities consists primarily of debt and equity transactions. For the three months ended March 31, 2021, cash flows used in financing activities was $33.3 million. This was largely attributed to cash used in payment of restricted contract funds of $27.1 million, cash used for net payments for stock issuances and buybacks of $17.1 million, primarily representing shares repurchased under our share repurchase program, and payments of cash dividends totaling $2.6 million, partially offset by net advances on our Credit Facility of $11.1 million. For the three months ended March 31, 2020, cash flows provided by financing activities was $325.9 million. This was largely attributed to cash provided by net advances on our Credit Facility of $354.6 million to fund the ITG acquisition, partially offset by cash used for net payments for stock issuances and buybacks of $24.0, primarily representing shares repurchased under our share repurchase program, payments of cash dividends totaling $2.6 million, and payment of debt issuance costs of $2.1 million.

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

There have been no material changes in the risk factors discussed in the section entitled “Risk Factors” disclosed in Part I, Item 1A of our Annual Report.

The risks described in our Annual Report are not the only risks that we encounter.  Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially adversely affect our business, financial condition, and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for the three months ended March 31, 2021:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 - January 31	60,558	$80.42	37,800	$43,075,150
February 1 - February 28	51,300	$82.87	51,300	$38,823,882
March 1 - March 31	94,849	$89.21	62,100	$33,341,679
Total	206,707	$85.06	151,200

(1)

The total number of shares purchased of 206,707 includes shares purchased from employees to pay required withholding taxes related to the settlement of any restricted stock units and performance-based share awards in accordance with our applicable long-term incentive plan.

(2)	During the three months ended March 31, 2021, we repurchased 55,507 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $86.97 per share.
(3)

The current share repurchase program authorizes share repurchases in the aggregate up to $100.0 million, not to exceed the amount allowed under the Credit Facility. During the three months ended March 31, 2021, we repurchased 151,200 shares under the stock repurchase program at an average price of $84.36.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 5, 2021	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2021	By:	/s/ Bettina Welsh
Bettina Welsh
Senior Vice President and Chief Financial Officer (Principal Financial Officer)