Form 10-Q
period 2021-06-30
ICF International, Inc.
filed 2021-08-04
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, there were 18,859,735 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	June 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$9,603	$13,841
Restricted cash	26,307	68,146
Contract receivables, net	242,562	222,850
Contract assets	150,390	143,369
Prepaid expenses and other assets	25,784	25,492
Income tax receivable	8,717	1,977
Total Current Assets	463,363	475,675
Property and Equipment, net	53,083	62,434
Other Assets:
Goodwill	910,640	909,913
Other intangible assets, net	53,899	59,887
Operating lease - right-of-use assets	111,755	127,132
Other assets	40,049	32,249
Total Assets	$1,632,789	$1,667,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	94,939	91,365
Contract liabilities	35,700	42,050
Operating lease liabilities - current	35,128	23,350
Accrued salaries and benefits	82,297	80,512
Accrued subcontractors and other direct costs	41,610	78,842
Accrued expenses and other current liabilities	67,252	100,908
Total Current Liabilities	366,926	427,027
Long-term Liabilities:
Long-term debt	321,681	303,214
Operating lease liabilities - non-current	96,746	115,614
Deferred income taxes	37,790	34,330
Other long-term liabilities	38,135	40,144
Total Liabilities	861,278	920,329

Commitments and Contingencies (Note 18)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 23,483,971 and 23,305,255 shares issued at June 30, 2021 and December 31, 2020, respectively; 18,859,735 and 18,909,983 shares outstanding at June 30, 2021 and December 31, 2020, respectively	23	23
Additional paid-in capital	376,622	369,058
Retained earnings	622,113	588,731
Treasury stock, 4,624,236 and 4,395,272 shares at June 30, 2021 and December 31, 2020, respectively	(216,353)	(196,745)
Accumulated other comprehensive loss	(10,894)	(14,106)
Total Stockholders’ Equity	771,511	746,961
Total Liabilities and Stockholders’ Equity	$1,632,789	$1,667,290

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenue	$392,525	$353,987	$771,003	$712,225
Direct costs	246,646	223,407	478,728	454,023
Operating costs and expenses:
Indirect and selling expenses	106,178	99,255	216,160	202,526
Depreciation and amortization	4,728	5,064	9,998	10,243
Amortization of intangible assets	3,019	3,479	6,034	6,332
Total operating costs and expenses	113,925	107,798	232,192	219,101

Operating income	31,954	22,782	60,083	39,101
Interest expense	(2,612)	(3,908)	(5,295)	(7,433)
Other (expense) income	(46)	349	(463)	539
Income before income taxes	29,296	19,223	54,325	32,207
Provision for income taxes	8,984	5,567	15,662	7,939
Net income	$20,312	$13,656	$38,663	$24,268

Earnings per Share:
Basic	$1.08	$0.73	$2.05	$1.29
Diluted	$1.07	$0.72	$2.03	$1.27

Weighted-average Shares:
Basic	18,843	18,829	18,864	18,835
Diluted	19,022	19,020	19,078	19,120

Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28

Other comprehensive income (loss), net of tax	432	(164)	3,212	(11,287)
Comprehensive income, net of tax	$20,744	$13,492	$41,875	$12,981

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities
Net income	$38,663	$24,268
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	7,782	1,153
Deferred income taxes	2,489	6,070
Non-cash equity compensation	6,163	6,344
Depreciation and amortization	16,032	16,575
Non-cash lease expense	(3,361)	(783)
Facilities consolidation reserve	(148)	(141)
Amortization of debt issuance costs	309	403
Impairment of long-lived assets	303	—
Other adjustments, net	1,365	(863)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(13,698)	(15,050)
Contract receivables	(29,070)	54,729
Prepaid expenses and other assets	(3,108)	(1,866)
Accounts payable	3,667	(65,293)
Accrued salaries and benefits	2,738	4,658
Accrued subcontractors and other direct costs	(37,035)	(9,227)
Accrued expenses and other current liabilities	20,619	(8,685)
Income tax receivable and payable	(7,193)	(8,158)
Other liabilities	(176)	6,667
Net Cash Provided by Operating Activities	6,341	10,801

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(7,475)	(9,015)
Payments for business acquisitions, net of cash acquired	—	(253,090)
Net Cash Used in Investing Activities	(7,475)	(262,105)

Cash Flows from Financing Activities
Advances from working capital facilities	382,552	914,507
Payments on working capital facilities	(364,395)	(626,159)
Payments on capital expenditure obligations	—	(1,712)
Receipt of restricted contract funds	75,158	—
Payment of restricted contract funds	(117,399)	—
Debt issue costs	—	(2,084)
Proceeds from exercise of options	2,773	37
Dividends paid	(5,284)	(5,275)
Net payments for stock issuances and buybacks	(18,365)	(23,024)
Payments on business acquisition liabilities	(682)	(1,924)
Net Cash (Used in) Provided by Financing Activities	(45,642)	254,366
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	699	(480)

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(46,077)	2,582
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	81,987	6,482
Cash, Cash Equivalents, and Restricted Cash, End of Period	$35,910	$9,064

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$5,319	$7,875
Income taxes	$20,714	$10,123

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

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. The Company maintains additional offices throughout the world, including more than 50 offices in the U.S. and U.S. territories and 22 offices in key markets outside the U.S., including offices in the United Kingdom, Belgium, China, India, and Canada.

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

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three and six month periods ended June 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2020 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2021 (the “Annual Report”).

Accrued Expenses and Other Current Liabilities

At June 30, 2021 and December 31, 2020, accrued expenses and other current liabilities consisted of the following:

	June 30, 2021	December 31, 2020
Deposits	$17,048	$9,881
Restricted deposits	26,292	68,138
Accrued IT and software licensing costs	1,605	2,157
Accrued taxes and insurance premiums	5,027	4,327
Accrued facilities rental and lease exit costs	1,483	780
Accrued interest	226	214
Accrued professional services	2,467	2,094
Accrued dividends	2,638	2,641
Contingent liabilities from acquisitions	—	683
Interest rate swap liability - current	3,700	3,693
Other accrued expenses and current liabilities	6,766	6,300
Total accrued expenses and other current liabilities	$67,252	$100,908

Reclassifications

The Company has reclassified “Non-cash lease expense” which was previously part of “Other adjustments, net” on the consolidated statements of cash flows for the six months ended June 30, 2020 for consistency of presentation.

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

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the six months ended June 30, 2021 and 2020:

	2021		2020
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$13,841	$9,603	$6,482	$9,064
Restricted cash (1)	68,146	26,307	—	—
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$81,987	$35,910	$6,482	$9,064
(1)

Under a contract with a customer that commenced in the fourth quarter of fiscal year 2020, the Company received advance payments to be used to pay providers of services to the customer, a separate third-party. The advanced payments are treated as restricted cash as the Company is required under the contract to distribute the advanced funds to the third-party providers of services or return the advanced funds to the customer. Because the Company receives the advance payments from the customer, which must be refunded to the customer or remitted to a third party, the cash receipts are treated as borrowings and recorded in restricted cash and accrued expenses and other current liabilities rather than receipts for the provision of goods or services. Therefore, these cash receipts are presented in the consolidated statements of cash flows as financing cash inflows, “Receipt of restricted contract funds”, with the subsequent payments classified as financing cash outflows, “Payment of restricted contract funds.”

NOTE 3 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	June 30, 2021	December 31, 2020
Billed and billable	$257,548	$230,466
Allowance for expected credit losses	(14,986)	(7,616)
Contract receivables, net	$242,562	$222,850

NOTE 4 – GOODWILL

The changes in the carrying amount of goodwill during the six-months period ended June 30, 2021 were as follows:

Balance as of December 31, 2020	$909,913
Effect of foreign currency translation	727
Balance as of June 30, 2021	$910,640

NOTE 5 – LEASES

The Company has operating leases for facilities and equipment which have remaining terms ranging from 1 to 12 years. The leases may include options to extend the lease periods for up to 5 years at rates approximating market rates and/or options to terminate the leases within 1 year. The leases may include a residual value guarantee or a responsibility to return the property to its original state of use. A limited number of leases contain provisions that provide for rental increases based on consumer price indices. The change in rent expense resulting from changes in these indices are included within variable rent.

Operating leases consisted of the following at June 30, 2021:

	June 30, 2021	December 31, 2020
Real estate facilities	$156,436	$157,010
Office equipment	2,120	1,864
Other	612	580
	159,168	159,454
Amortization of right-of-use assets	(47,413)	(32,322)
Total operating lease right-of-use assets	$111,755	$127,132

Rent expense is recognized on a straight-line basis over the lease term.  Rent expense consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease costs	$8,654	$9,444	$17,447	$18,770
Short-term lease costs	105	442	236	873
Variable lease costs	9	1	19	1
Total rent expense	$8,768	$9,887	$17,702	$19,644

Future minimum lease payments under non-cancellable leases as of June 30, 2021 were as follows:

June 30, 2022	$38,375
June 30, 2023	29,162
June 30, 2024	20,090
June 30, 2025	13,906
June 30, 2026	12,779
Thereafter	30,791
Total future minimum lease payments	145,103
Less: Interest	(13,229)
Total operating lease liabilities	$131,874

Operating lease liabilities - current	$35,128
Operating lease liabilities - non-current	96,746
Total operating lease liabilities	$131,874

Other information related to operating leases is as follows:

	June 30, 2021	June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$8,779	$19,086
Right-of-use assets obtained in exchange for operating lease liabilities	$772	$22,721
Weighted-average remaining lease term - operating leases	5.8	5.9
Weighted-average discount rate - operating leases	3.3%	2.9%

At June 30, 2021, the Company had an additional operating lease that had not yet commenced with a potential lease liability of $115.3 million.  The operating lease has a term of 18 years and is anticipated to commence on March 1, 2022, when the Company takes possession of the property upon completion of buildouts.

NOTE 6 – LONG-TERM DEBT

At June 30, 2021 and December 31, 2020, debt consisted of:

	June 30, 2021		December 31, 2020
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$187,500		$192,500
Revolving Credit		146,439		123,281
Total before debt issuance costs	1.74%	333,939	2.35%	315,781
Unamortized debt issuance costs		(2,258)		(2,567)
		$331,681		$313,214

Current portion of long-term debt		$10,000		$10,000
Long-term debt - non-current		321,681		303,214
		$331,681		$313,214

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

The Credit Facility is collateralized by substantially all the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio of not more than 4.00 to 1.00 (subject to a step-up to 4.25 to 1.0 for a four quarter period following permitted acquisitions as defined under the Credit Facility) for each fiscal quarter. As of June 30, 2021, the Company was in compliance with its covenants under the Credit Facility. The Credit Facility also has a conforming dividend covenant that allows the Company to pay dividends as long as it remains in compliance with the financial covenants set forth in the Credit Facility.

As of June 30, 2021, the Company had $333.9 million long-term debt outstanding from the Credit Facility (including the term loan, exclusive of unamortized debt issuance costs), nine outstanding letters of credit totaling $3.3 million, net derivative obligations of $6.4 million and unused borrowing capacity of $450.3 million under the Credit Facility (excluding the Accordion and the term loan). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the Accordion and the term loan) was $292.0 million as of June 30, 2021.

Future scheduled repayments of debt principal are as follows:

Payments due by	Term Loan	Revolving Credit	Total
June 30, 2022	$10,000	$—	$10,000
June 30, 2023	11,250	—	11,250
June 30, 2024	15,000	—	15,000
March 3, 2025 (Maturity)	151,250	146,439	297,689
Total	$187,500	$146,439	$333,939

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

Changes in the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020 were driven by an increase of revenue in the energy, environment, and infrastructure client market, primarily led by revenue from international government clients, an increase in the health, education, and social programs client market led by revenue from U.S. federal government and international government clients, and an increase in the consumer and financial services client market led by revenue from commercial clients. Revenue from safety and security client market saw a slight decrease in the three months ended June 30, 2021 compared to 2020, mainly from U.S. federal government clients, and a slight increase in the six months ended June 30, 2021 compared to 2020, mainly from international government clients.

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, and infrastructure	$168,230	43%	$150,234	42%	$332,510	43%	$299,050	42%
Health, education, and social programs	167,319	43%	152,036	43%	325,255	42%	303,388	43%
Safety and security	29,618	7%	30,086	9%	60,816	8%	60,403	8%
Consumer and financial services	27,358	7%	21,631	6%	52,422	7%	49,384	7%
Total	$392,525	100%	$353,987	100%	$771,003	100%	$712,225	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$182,188	46%	$170,786	48%	$358,100	46%	$326,389	46%
U.S. state and local government	58,058	15%	57,388	16%	114,961	15%	118,280	16%
International government	37,801	10%	17,858	5%	74,925	10%	40,667	6%
Total Government	278,047	71%	246,032	69%	547,986	71%	485,336	68%
Commercial	114,478	29%	107,955	31%	223,017	29%	226,889	32%
Total	$392,525	100%	$353,987	100%	$771,003	100%	$712,225	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$162,368	41%	$168,371	48%	$322,146	42%	$336,521	47%
Fixed price	160,169	41%	124,141	35%	307,696	40%	257,265	36%
Cost-based	69,988	18%	61,475	17%	141,161	18%	118,439	17%
Total	$392,525	100%	$353,987	100%	$771,003	100%	$712,225	100%

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed often due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing.

The following table summarizes the contract balances as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020	$ Change	% Change
Contract assets	$150,390	$143,369	$7,021	4.9%
Contract liabilities	(35,700)	(42,050)	6,350	(15.1%)
Net contract assets (liabilities)	$114,690	$101,319	$13,371	13.2%

The net contract assets (liabilities) as of June 30, 2021 increased by $13.4 million as compared to December 31, 2020. The increase in net contract assets (liabilities) is primarily due to the timing difference between the performance of services and billings to and payments from customers. There were no material changes to contract balances due to impairments during the period. During the six months ended June 30, 2021 and 2020, the Company recognized $20.1 million and $19.8 million in revenue related to the contract liabilities balance at December 31, 2020 and 2019, respectively.

Performance Obligations:

The Company had $1.6 billion in unfulfilled performance obligations as of June 30, 2021 which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts and were generally valued using an estimated cost-plus margin approach, with variable consideration being estimated at the most likely amount.  The Company expects to satisfy these performance obligations, on average, in one to two years.

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

A summary of interest rate swap derivatives designated as cash flow hedges as of June 30, 2021 are as follows:

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

NOTE 9 – INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 was 30.7% and 29.0%, respectively, and 28.8% and 24.6% for the six months ended June 30, 2021 and 2020, respectively.

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

The total amount of unrecognized tax benefits as of June 30, 2021 and 2020 was $0.8 million and $2.7 million, respectively, resulting from tax positions taken in a prior period.  Included in the balance as of June 30, 2021 and 2020, were $0.8 million and $0.3 million in unrecognized tax benefits, or tax positions that, if recognized, would impact the effective tax rate.

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company did not have any accrued penalty and interest at June 30, 2021 but had $0.1 million in accrued penalty and interest at June 30, 2020, respectively.

The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

During the year ended December 31, 2020, the Company elected to participate in several novel coronavirus disease (“COVID-19”) tax-relief programs for which it was eligible. Pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, the Company exercised the option to defer payment of the employer portion of the Social Security tax, with 50% to be repaid by December 31, 2021 and the remainder by December 31, 2022.  The Company deferred payment of approximately $20.9 million of employer Social Security taxes during the year ended December 31, 2020.  The current portion of the deferred payments are included in accrued salaries and benefits, and the remaining deferred payments are included in other long-term liabilities in the Company’s consolidated balance sheets.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss as of June 30, 2021 and 2020 included the following:

	Three Months Ended June 30, 2021
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at March 31, 2021	$(6,346)	$965	$(5,945)	$(11,326)
Current period other comprehensive (loss) income:
Other comprehensive income (loss) before reclassifications	182	—	(325)	(143)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(180)	928	748
Effect of taxes (4)	(61)	48	(160)	(173)
Total current period other comprehensive income (loss)	121	(132)	443	432
Accumulated other comprehensive (loss) income at June 30, 2021	$(6,225)	$833	$(5,502)	$(10,894)

	Three Months Ended June 30, 2020
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at March 31, 2020	$(15,813)	$1,501	$(8,955)	$(23,267)
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	609	—	(1,582)	(973)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(180)	721	541
Effect of taxes (4)	(5)	47	226	268
Total current period other comprehensive income (loss)	604	(133)	(635)	(164)
Accumulated other comprehensive (loss) income at June 30, 2020	$(15,209)	$1,368	$(9,590)	$(23,431)

	Six Months Ended June 30, 2021
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2020	$(7,210)	$1,096	$(7,992)	$(14,106)
Current period other comprehensive (loss) income:
Other comprehensive income before reclassifications	1,150	—	1,557	2,707
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(360)	1,835	1,475
Effect of taxes (4)	(165)	97	(902)	(970)
Total current period other comprehensive income (loss)	985	(263)	2,490	3,212
Accumulated other comprehensive (loss) income at June 30, 2021	$(6,225)	$833	$(5,502)	$(10,894)

	Six Months Ended June 30, 2020
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2019	$(10,995)	$1,634	$(2,783)	$(12,144)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(4,821)	—	(10,155)	(14,976)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(360)	923	563
Effect of taxes (4)	607	94	2,425	3,126
Total current period other comprehensive (loss) income	(4,214)	(266)	(6,807)	(11,287)
Accumulated other comprehensive (loss) income at June 30, 2020	$(15,209)	$1,368	$(9,590)	$(23,431)

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

(4)	The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 was 30.7% and 29.0%, respectively, and 28.8% and 24.6% for the six months ended June 30, 2021 and 2020, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at March 31, 2021	18,859	$23	$372,420	$604,441	4,602	$(214,325)	$(11,326)	$751,233
Net income	—	—	—	20,312	—	—	—	20,312
Other comprehensive income	—	—	—	—	—	—	432	432
Equity compensation	—	—	2,888	—	—	—	—	2,888
Exercise of stock options	3	—	71	—	—	—	—	71
Issuance of shares pursuant to vesting of restricted stock units	20	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(22)	—	1,243	—	22	(2,028)	—	(785)
Dividends declared	—	—	—	(2,640)	—	—	—	(2,640)
Balance at June 30, 2021	18,860	$23	$376,622	$622,113	4,624	$(216,353)	$(10,894)	$771,511

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at March 31, 2020	18,827	$23	$350,658	$552,303	4,289	$(188,961)	$(23,267)	$690,756
Net income	—	—	—	13,656	—	—	—	13,656
Other comprehensive loss	—	—	—	—	—	—	(164)	(164)
Equity compensation	—	—	2,518	—	—	—	—	2,518
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of shares pursuant to vesting of restricted stock units	22	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	—	—	1,024	—	—	(50)	—	974
Dividends declared	—	—	—	(2,637)	—	—	—	(2,637)
Balance at June 30, 2020	18,849	$23	$354,200	$563,322	4,289	$(189,011)	$(23,431)	$705,103

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2020	18,910	$23	$369,058	$588,731	4,395	$(196,745)	$(14,106)	$746,961
Net income	—	—	—	38,663	—	—	—	38,663
Other comprehensive income	—	—	—	—	—	—	3,212	3,212
Equity compensation	—	—	6,163	—	—	—	—	6,163
Exercise of stock options	6	—	158	—	—	—	—	158
Issuance of shares pursuant to vesting of restricted stock units	173	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(229)	—	1,243	—	229	(19,608)	—	(18,365)
Dividends declared	—	—	—	(5,281)	—	—	—	(5,281)
Balance at June 30, 2021	18,860	$23	$376,622	$622,113	4,624	$(216,353)	$(10,894)	$771,511

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2019	18,868	$23	$346,795	$544,840	3,978	$(164,963)	$(12,144)	$714,551
Net income	—	—	—	24,268	—	—	—	24,268
Other comprehensive loss	—	—	—	—	—	—	(11,287)	(11,287)
Equity compensation	—	—	6,344	—	—	—	—	6,344
Exercise of stock options	1	—	37	—	—	—	—	37
Issuance of shares pursuant to vesting of restricted stock units	291	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(311)	—	1,024	—	311	(24,048)	—	(23,024)
Cumulative-effect adjustment for adoption of accounting principle	—	—	—	(513)	—	—	—	(513)
Dividends declared	—	—	—	(5,273)	—	—	—	(5,273)
Balance at June 30, 2020	18,849	$23	$354,200	$563,322	4,289	$(189,011)	$(23,431)	$705,103

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

The 2018 Omnibus Plan, as amended, allows the Company to grant 1,600,000 shares using stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”), performance units and performance share awards (“PSA”), cash-settled restricted stock units (“CSRSU”), and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 37,077 as of June 30, 2021, remain subject to its terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date. As of June 30, 2021, the Company had approximately 1,005,607 shares available for grant under the 2018 Omnibus Plan. CSRSUs have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share calculations.

During the six months ended June 30, 2021, the Company granted to its employees 78,218 shares in the form of RSUs with an average grant date fair value of $89.00, and the equivalent value of 50,735 shares in the form of CSRSUs with an average grant date fair value of $89.12. During the six months ended June 30, 2021, the Company also granted 35,318 shares in the form of PSAs to its employees with a grant date fair value of $95.72 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2021 have a performance period from January 1, 2021 through December 31, 2023 and performance conditions that are consistent with the PSAs granted in prior years.

The Company recognized stock-based compensation expense of $4.4 million and $4.0 million for the three months ended June 30, 2021 and 2020, respectively, and $10.6 million and $9.1 million for the six months ended June 30, 2021 and 2020, respectively. Unrecognized compensation expense of approximately $12.6 million as of June 30, 2021 related to unsettled RSUs is expected to be recognized over a weighted-average period of 1.8 years. The unrecognized compensation expense related to CSRSUs totaled approximately $9.3 million at June 30, 2021 and is expected to be recognized over a weighted-average period of 1.8 years. Unrecognized compensation expense related to PSAs of approximately $4.4 million as of June 30, 2021 is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 13 – BUSINESS COMBINATION

A prior acquisition’s purchase agreement included additional consideration in the form of warranty and indemnity hold back payments. As of June 30, 2021, one payment remains outstanding for approximately $1.3 million, which is scheduled to be released in the fourth quarter of 2022. The remaining warranty and indemnity liability was recorded at its fair value at the date of the acquisition discounting the liability at 3.25%.

NOTE 14 – EARNINGS PER SHARE

The Company’s earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents were exercised or converted into stock. The difference between the basic and diluted weighted-average equivalent shares with respect to the Company’s EPS calculation was due entirely to the assumed exercise of stock options and the vesting and settlement of RSUs and PSAs. PSAs are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were also the end of the applicable performance period and the result would be dilutive under the treasury stock method.

As of June 30, 2021, the PSAs granted during the year ended December 31, 2019 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2020 and during the six months ended June 30, 2021 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.  For the three months ended June 30, 2021, there were no weighted-average shares excluded from the calculation of EPS because they were anti-dilutive.  For the six months ended June 30, 2021, there were 258 weighted-average shares that were anti-dilutive. For the three months and six months ended June 30, 2020, there were 19,755 and 19,881 weighted-average shares that were excluded because they were anti-dilutive. The anti-dilutive shares in both years were associated with RSUs.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net Income	$20,312	$13,656	$38,663	$24,268

Weighted-average number of basic shares outstanding during the period	18,843	18,829	18,864	18,835
Dilutive effect of stock options, RSUs, and performance shares	179	191	214	285
Weighted-average number of diluted shares outstanding during the period	19,022	19,020	19,078	19,120

Basic earnings per share	$1.08	$0.73	$2.05	$1.29
Diluted earnings per share	$1.07	$0.72	$2.03	$1.27

NOTE 15 – SHARE REPURCHASE PROGRAM

The Company’s share repurchase program allows for share repurchases in the aggregate up to $100.0 million under share repurchase plans approved by the board of directors pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.  The Company approved an updated Rule 10b5-1 plan element of the share repurchase program as part of its normal process that commenced January 11, 2021.  The Credit Facility permits unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.50 to 1.00. For the six months ended June 30, 2021 and 2020, the Company used $14.7 million to repurchase 173,000 shares and $16.6 million to repurchase 206,820 shares, respectively, under the repurchase program. As of June 30, 2021, $31.3 million remained available for share repurchases under the repurchase program.

NOTE 16 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$9	$—	$9	Prepaid expenses and other assets
Deferred compensation investments in cash surrender life insurance	—	18,379	—	18,379	Other assets
Total	$—	$18,388	$—	$18,388

Liabilities:
Deferred compensation plan liabilities	$—	$19,507	$—	$19,507	Other long-term liabilities
Interest rate swaps - current portion	—	3,700	—	3,700	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	3,835	—	3,835	Other long-term liabilities
Total	$—	$27,042	$—	$27,042

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$103	$—	$103	Prepaid expenses and other assets
Deferred compensation investments in cash surrender life insurance	—	16,796	—	16,796	Other assets
Total	$—	$16,899	$—	$16,899

Liabilities:
Deferred compensation plan liabilities	$—	$17,276	$—	$17,276	Other long-term liabilities
Interest rate swaps - current portion	—	3,693	—	3,693	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	7,234	—	7,234	Other long-term liabilities
Total	$—	$28,203	$—	$28,203

NOTE 17 – SUBSEQUENT EVENTS

Dividend

On August 3, 2021, the Company’s board of directors approved a $0.14 per share cash dividend.  The dividend will be paid on October 13, 2021 to shareholders of record as of the close of business on September 10, 2021.

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

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to the Program’s grant recipients, and separately supplemented the amount of recovery it sought in total to approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016. The State of Louisiana broadly alleges and sought recoupment for the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD. In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the previously filed judicial proceeding.  The Company continues to believe that this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of June 30, 2021.

Executive Chair Retirement

On November 15, 2020, the Company’s former Executive Chair gave notice of his retirement effective December 31, 2020.  In connection with his retirement, the former Executive Chair is entitled to receive compensation and benefits as provided in his employment agreement for a termination of employment on the basis of “good reason.”  As of June 30, 2021, the Company had $1.9 million in unpaid severance expected to be paid to the former Executive Chair by July 2021. These amounts were expensed as part of the recording of the Executive Chair’s retirement in the fourth quarter of 2020. PSAs totaling 34,276 shares which were originally granted during 2019 and 2020, are to be satisfied through the normal course of the PSA equity award plan (see Note 12—Accounting for Stock-Based Compensation), and subject to adjustments from EPS and rTSR performances.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in our filings with the Securities and Exchange Commission (the “SEC”), as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in the forward-looking statements, including, but not limited to:

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

We also see significant opportunity to further leverage our digital and client engagement capabilities across our commercial and government client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements spanning all aspects of the program life cycle, as well as completely and successfully integrating strategic acquisitions. We will continue to focus on building scale in vertical and horizontal domain expertise, developing business with both our government and commercial clients, and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities, such as our acquisition of Incentive Technology Group, LLC (“ITG”) in 2020, that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

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

To date, we have experienced continuity in the majority of our work for our government clients, which accounted for approximately 70.8% and 71.1% of our revenues for the three months and the six months ended June 30, 2021, respectively. There have been postponements of events and challenges around project work requiring travel and personal contact to perform services under the contracts, but overall, our government clients have continued to require our services.  There has also been additional demand from federal agencies such as the Center for Disease Control and Prevention, the Department of Health and Human Services, and the Federal Emergency Management Agency, as well as state and local and international government agencies.

Of the remaining 29.2% and 28.9% of our total revenue for the three months and the six months ended June 30, 2021, respectively, the majority was generated from commercial energy markets and commercial marketing services. In commercial energy, where we work primarily for utility clients, we have experienced trends similar to those with our government clients, although some aspects of energy efficiency programs have been put on hold as they involve direct interaction with consumers. The commercial marketing services includes public event management and marketing technology, which was impacted based on the deferral or cancellation of marketing events. Some of our commercial clients perform work in travel-related markets and have been severely impacted by the COVID-19 pandemic and the restriction upon travel worldwide. As a result, we continue to monitor that business area closely. These elements of commercial marketing services represented less than 9.7% and 9.6% of our total company-wide revenues for the three months and the six months ended June 30, 2021, respectively.

We are monitoring the evolving situation related to the COVID-19 pandemic and continue to work with our stakeholders to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. To protect employee health and safety while COVID-19 remains a threat, we plan to continue to deliver a majority of our services to clients remotely. Based on the continued level of new cases and the estimated timing for widespread access to vaccines, we now expect to begin our phased return to in-person operations at our office locations no earlier than September 2021. While the Coronavirus Aid, Relief and Economic Security (“CARES”) Act contains a provision that allows federal contractors to seek specified reimbursement for certain employees who are unable to perform their contract requirements due to government restrictions, we believe we have limited claims under the CARES Act, and reimbursements are also subject to limitations and did not extend past December 31, 2020. Additionally, we deferred payment of approximately $20.9 million of employer Social Security taxes during the twelve months ended December 31, 2020.  We did not defer any additional Social Security taxes in 2021.

As part of management actions to counter the impact of COVID-19, we have aligned our costs with anticipated revenues. In the U.S. and in our international operations, we had used staff reductions, furloughs, and other temporary wage reduction programs in response to the pandemic during 2020. However, during the six months ended June 30, 2021 we did not have as many staff reductions, furloughs, or wage reductions as a result of COVID-19 as we had previously experienced in 2020. We also previously participated in three international government subsidy programs whose objective is to encourage eligible companies to keep employees on the payroll during the COVID-19 pandemic. We minimally participated in two subsidy programs during the first quarter of 2021 but did not participate in such programs subsequently.

Employees and Offices:

We have approximately 7,500 full and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our more than 50 regional offices throughout the U.S. and more than 22 offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended June 30,				Three Months Ended
	Dollars		Percentages		June 30, 2020 and 2021
(dollars in thousands)	2021	2020	2021	2020	Dollars	Percent
Revenue	$392,525	$353,987	100.0%	100.0%	$38,538	10.9%
Direct Costs	246,646	223,407	62.8%	63.1%	23,239	10.4%
Operating Costs and Expenses:
Indirect and selling expenses	106,178	99,255	27.0%	28.0%	6,923	7.0%
Depreciation and amortization	4,728	5,064	1.2%	1.4%	(336)	(6.6%)
Amortization of intangible assets	3,019	3,479	0.8%	1.0%	(460)	(13.2%)
Total Operating Costs and Expenses	113,925	107,798	29.0%	30.4%	6,127	5.7%
Operating Income	31,954	22,782	8.2%	6.5%	9,172	40.3%
Interest expense	(2,612)	(3,908)	(0.7%)	(1.1%)	1,296	(33.2%)
Other (expense) income	(46)	349	—	—	(395)	(113.2%)
Income before Income Taxes	29,296	19,223	7.5%	5.4%	10,073	52.4%
Provision for Income Taxes	8,984	5,567	2.3%	1.6%	3,417	61.4%
Net Income	$20,312	$13,656	5.2%	3.8%	$6,656	48.7%

Revenue. Revenue for the three months ended June 30, 2021 was $392.5 million, compared to $354.0 million for the three months ended June 30, 2020, representing an increase of $38.5 million or 10.9%. The increase in revenue was primarily from international government clients of $19.9 million, or 111.7%, U.S. federal government clients of $11.4 million, or 6.7%, and commercial clients of $6.5 million, or 6.0%. See “Note 7—Revenue Recognition” in the “Notes to Consolidated Financial Statements.” The change in revenue from international government clients for the three months ended June 30, 2021 compared to 2020 was driven by increases of $12.5 million, or 251.9%, from our energy, environment, and infrastructure client market and $6.7 million, or 59.3%, from our health, education, and social programs client market.  Our increase in revenue from U.S. federal government clients was mainly from our health, education, and social programs client market, which increased $11.3 million, or

10.1%, during the three months ended June 30, 2021 compared to 2020.  Increases in revenue from commercial clients include $6.0 million, or 37.9%, from U.S. consumer and financial services client market, $5.4 million, or 8.3%, from U.S. energy, environment, and infrastructure client market, and $1.5 million, or 20.2%, from international energy, environmental, and infrastructure client market, offset by a decrease of $6.6 million, or 50.9%, in revenue from U.S. health, education, and social programs client market.

Direct Costs. Direct costs for the three months ended June 30, 2021 were $246.6 million compared to $223.4 million for the three months ended June 30, 2020, an increase of $23.2 million or 10.4%. The increase in direct costs was driven by an increase of $18.4 million in sub-contractor and other direct costs and $4.9 million in direct labor and associated fringe benefit costs. The increase in sub-contractor and other direct costs was primarily due to an increase in our work for our international government clients that rely on sub-contract labor, as well as an increase in events and media buys that took place during the three months ended June 30, 2021.  Sub-contractor and other direct costs for the three months ended June 30, 2021 was 45.1% of total direct costs compared to 41.5% for the three months ended June 30, 2020. The increase in direct labor and associated fringe benefit costs for the three months ended June 30, 2021 was also primarily driven by the increases in our work for our international government clients, with increases in headcounts and utilization as compared to the same period in 2020. Direct labor and fringe benefit costs for the three months ended June 30, 2021 was 54.9% of direct costs compared to 58.5% for the three months ended June 30, 2020. Direct costs as a percent of revenue were 62.8% for the three months ended June 30, 2021, compared to 63.1% for the three months ended June 30, 2020.

Indirect and selling expenses. Indirect and selling expenses for the three months ended June 30, 2021 was $106.2 million compared to $99.3 million for the three months ended June 30, 2020, an increase of $6.9 million or 7.0%. The increase in indirect and selling expenses was primarily due to an increase in general and administrative costs of $3.7 million and indirect labor and associated fringe benefit costs of $3.2 million. Indirect labor and associated fringe benefit costs increased due to higher headcounts as well as an increase in compensation for the three months ended June 30, 2021 compared to the same period in 2020. Indirect and selling expenses as a percent of revenue decreased to 27.0% for the three months ended June 30, 2021, compared to 28.0% for the three months ended June 30, 2020.

Depreciation and amortization. Depreciation and amortization was $4.7 million for the three months ended June 30, 2021 compared to $5.1 million for the three months ended June 30, 2020. The decrease in depreciation and amortization is the result of certain assets becoming fully depreciated and amortized.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2021 was $3.0 million compared to $3.5 million for the three months ended June 30, 2020. The $0.5 million decrease was primarily due to intangible assets associated with prior acquisitions becoming fully amortized offset by amortization of intangible assets acquired in our 2020 acquisition of ITG.

Operating Income. Operating income was $32.0 million for the three months ended June 30, 2021 compared to $22.8 million for the three months ended June 30, 2020, an increase of $9.2 million or 40.3%. The increase in operating income was largely due to an increase in revenue of $38.5 million offset by an increase direct costs of $23.2 million and in indirect and selling expenses of $2.4 million. Operating income as a percentage of revenue was 8.2% for the three months ended June 30, 2021, compared to 6.5% for the three months ended June 30, 2020.

Interest expense. For the three months ended June 30, 2021 and 2020, interest expense was $2.6 million and $3.9 million resulting in a decrease of $1.3 million, or 33.2%. The decrease in interest expense was primarily due to our average debt balance of $363.5 million for the three months ended June 30, 2021 compared to our average debt balance of $493.5 million for the three months ended June 30, 2020.

Other (expense) income. For the three months ended June 30, 2021, other expense was less than $0.1 million compared to other income of $0.3 million for the three months ended June 30, 2020. The change was primarily due to net unrealized and realized foreign currency losses, net of the change in the value of foreign currency swaps, for the three months ended June 30, 2021 compared to net unrealized and realized foreign currency gains, net of the change in the value of foreign currency swaps, for the three months ended June 30, 2020.

Provision for Income Taxes. For the three months ended June 30, 2021, provision for income taxes was $9.0 million compared to $5.6 million for the three months ended June 30, 2020, an increase of $3.4 million or 61.4%. The effective income tax rate for the three months ended June 30, 2021 and 2020 was 30.7% and 29.0%, respectively.  The increase in the effective income tax rate was primarily due to increased non-deductible executive compensation, valuation allowance on excess foreign tax credits and refinements to prior year provisions for return filings compared with 2020, partially offset by non-taxable investment income and additional windfall tax benefit from equity-based compensation.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Six Months Ended June 30,				Six Months Ended
	Dollars		Percentages		June 30, 2020 and 2021
(dollars in thousands)	2021	2020	2021	2020	Dollars	Percent
Revenue	$771,003	$712,225	100.0%	100.0%	$58,778	8.3%
Direct Costs	478,728	454,023	62.1%	63.7%	24,705	5.4%
Operating Costs and Expenses:
Indirect and selling expenses	216,160	202,526	28.0%	28.4%	13,634	6.7%
Depreciation and amortization	9,998	10,243	1.3%	1.4%	(245)	(2.4%)
Amortization of intangible assets	6,034	6,332	0.8%	0.9%	(298)	(4.7%)
Total Operating Costs and Expenses	232,192	219,101	30.1%	30.7%	13,091	6.0%
Operating Income	60,083	39,101	7.8%	5.6%	20,982	53.7%
Interest expense	(5,295)	(7,433)	(0.6%)	(1.0%)	2,138	(28.8%)
Other (expense) income	(463)	539	(0.1%)	0.1%	(1,002)	(185.9%)
Income before Income Taxes	54,325	32,207	7.1%	4.7%	22,118	68.7%
Provision for Income Taxes	15,662	7,939	2.0%	1.1%	7,723	97.3%
Net Income	$38,663	$24,268	5.1%	3.6%	$14,395	59.3%

Revenue. Revenue for the six months ended June 30, 2021 was $771.0 million, compared to $712.2 million for the six months ended June 30, 2020, representing an increase of $58.8 million or 8.3%. The increase in revenue was from international government clients of $34.3 million, or 84.2%, and U.S. federal government clients of $31.7 million, or 9.7%, offset by decreases in revenue from commercial clients of $3.9 million, or 1.7%, and from U.S. state and local government clients of $3.3 million, or 2.8%.  The increase in revenue from international government clients was driven by $26.3 million, or 273.7%, from our energy, environment, and infrastructure client market, $6.7 million, or 24.3%, from our health, education, and social programs client market, and $1.2 million, or 37.4%, from our safety and security client market.  Our revenue from U.S. federal government clients increased due to $27.0 million, or 12.7%, from our health, education, and social programs client market and $5.4 million, or 9.4%, from our energy, environment, and infrastructure client market.  Decreases in revenue from commercial clients was mainly from a decrease in revenue from our U.S. health, education, and social programs client market of $19.4 million, or 63.0%, $1.0 million, or 7.8%, from our international consumer and financial services client market, offset by increases of $11.7 million or 9.3% from U.S. energy, environment, and infrastructure client market, $4.0 million, or 10.9%, from U.S. consumer and financial services client market, and $0.5 million, or 3.0%, from our international energy, environment, and infrastructure client market.  Revenue from our U.S. state and local government clients decreased primarily due to a $10.5 million, or 11.9%, as a result of a decrease from our energy, environment, and infrastructure client market and $0.4 million, or 49.4%, from our safety and security client market, offset by increase of $7.6 million, or 26.1%, from our health, education, and social programs client market.

Direct Costs. Direct costs for the six months ended June 30, 2021 was $478.7 million compared to $454.0 million for the six months ended June 30, 2020, an increase of $24.7 million or 5.4%. The increase in direct costs was driven by an increase of $14.4 million in sub-contractor and other direct costs and $10.3 million in direct labor and associated fringe benefit costs. The increase in sub-contractor and other direct costs was primarily due to additional work for our international government clients and additional events and media buys occurring during the six months ended June 30, 2021 compared to 2020. Sub-contractor and other direct costs as a percentage of total direct costs was 43.9% for the six months ended June 30, 2021 compared to 43.1% for the same period in 2020.  Direct labor and associated fringe costs increased primarily due to additional headcounts and higher utilization from our employees in support of our work for our international government clients. Direct labor and fringe benefit costs for the six months ended June 30, 2021 was 56.1% of direct costs compared to 56.9% for the six months ended June 30, 2020. Direct costs as a percent of revenue decreased to 62.1% for the six months ended June 30, 2021, compared to 63.7% for the six months ended June 30, 2020.

Indirect and selling expenses. Indirect and selling expenses for the six months ended June 30, 2021 were $216.2 million compared to $202.5 million for the six months ended June 30, 2020, an increase of $13.6 million or 6.7%. The increase in indirect and selling expenses was primarily due to increases in indirect labor and associated fringe benefit costs of $10.2 million and $3.4 million in general and administrative expenses. The main drivers for the increase in indirect labor and associated fringe benefit costs was a slightly higher headcount at June 30, 2021 as well as additional compensation for the six months ended June 30, 2021 compared to the same period in 2020. The main drivers for the increase in general and administrative expenses were increases to credit losses of $6.6 million and software licenses of $1.7 million, offset by decreases to travel expense of $1.7 million, facilities expense of $0.9 million, and contract labor expense of $0.8 million. Indirect and selling expenses as a percent of revenue decreased to 28.0% for the six months ended June 30, 2021, compared to 28.4% for the six months ended June 30, 2020.

Depreciation and amortization. Depreciation and amortization was $10.0 million for the six months ended June 30, 2021 compared to $10.2 million for the six months ended June 30, 2020.  The $0.2 million decrease is the result of certain assets becoming fully depreciated and amortized.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2021 was $6.0 million compared to $6.3 million for the six months ended June 30, 2020. The $0.3 million decrease was primarily due to reduced levels of amortization of intangible assets associated with prior acquisitions offset by amortization of intangible assets acquired in our 2020 acquisition of ITG.

Operating Income. Operating income was $60.1 million for the six months ended June 30, 2021 compared to $39.1 million for the six months ended June 30, 2020, an increase of $21.0 million or 53.7%. The change was largely due to an increase in revenue of $58.8 million, offset by an increase in direct costs of $24.7 million and indirect and selling expenses of $13.7 million. Operating income as a percentage of revenue increased to 7.8% for the six months ended June 30, 2021, compared to 5.6% for the six months ended June 30, 2020.

Interest expense. For the six months ended June 30, 2021, interest expense was $5.3 million compared to $7.4 million for the six months ended June 30, 2020, a decrease of $2.1 million or 28.8%. The decrease in interest expense was due to our average debt balance of $344.6 million during the six months ended June 30, 2021 compared to $449.0 million during the same period in 2020.

Other (expense) income. For the six months ended June 30, 2021 other expense was $0.5 million compared to other income of $0.5 million for the six months ended June 30, 2020. The change was primarily due to net unrealized and realized foreign currency losses, net of the change in the value of foreign currency swaps, for the six months ended June 30, 2021 compared to net unrealized and realized foreign currency gains, net of the change in the value of foreign currency swaps, for the six months ended June 30, 2020.

Provision for Income Taxes. For the six months ended June 30, 2021, provision for income taxes was $15.7 million compared to $7.9 million for the six months ended June 30, 2020, an increase of $7.7 million or 97.3%. The effective income tax rate for the six months ended June 30, 2021 and 2020 was 28.8% and 24.6%, respectively. The increase in the effective income tax rate was primarily due to increased non-deductible executive compensation, valuation allowance on excess foreign tax credits, and refinements to prior year provisions for return filings compared with 2020, partially offset by non-taxable investment income and additional windfall tax benefit from equity-based compensation.

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

Service Revenue

Service revenue represents revenue less subcontractor and other direct costs, which, among other things, include third-party materials and travel expenses. Service revenue is not a recognized term under U.S. GAAP and should not be considered an alternative to revenue as a measure of operating performance. This presentation of service revenue may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe service revenue is a useful measure to investors since, as a consulting firm, a key source of our profit is revenue obtained from the services that we provide to our clients through our employees. For the three months ended June 30, 2021, service revenue was $281.4 million compared to $261.2 million for the three months ended June 30, 2020, an increase of $20.2 million or 7.7%. For the six months ended June 30, 2021, service revenue was $561.0 million compared to $516.6 million, for the six months ended June 30, 2020, an increase of $44.4 million or 8.6%.  Service revenue was 71.7% and 73.8% of total revenue for the three months ended June 30, 2021 and 2020, respectively, and 72.8% and 72.5% of total revenue for the six months ended June 30, 2021 and 2020, respectively.

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Revenue	$392,525	$353,987	$771,003	$712,225
Subcontractor and other direct costs	(111,140)	(92,789)	(210,051)	(195,625)
Service revenue	$281,385	$261,198	$560,952	$516,600

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the periods indicated. Certain immaterial amounts in the prior year have been revised to conform with the current presentation of adjusted EBITDA:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2021	2020	2021	2020
Net income	$20,312	$13,656	$38,663	$24,268
Other expense (income)	46	(349)	463	(539)
Interest expense	2,612	3,908	5,295	7,433
Provision for income taxes	8,984	5,567	15,662	7,939
Depreciation and amortization	7,747	8,543	16,032	16,575
EBITDA	39,701	31,325	76,115	55,676
Adjustment related to impairment of long-lived assets (1)	—	—	303	—
Special charges related to acquisitions (2)	54	98	149	1,942
Special charges related to severance for staff realignment (3)	318	1,078	809	2,848
Special charges related to facilities consolidations and office closures (4)	(61)	—	139	—
Special charges related to retirement of the former Executive Chair (5)	—	—	224	—
Total special charges	311	1,176	1,624	4,790
Adjusted EBITDA	$40,012	$32,501	$77,739	$60,466
(1)	Adjustment related to impairment of long-lived assets: We recognized impairment expense of $0.3 million in the first quarter of 2021 related to impairment of a right-of-use lease asset.
(2)	Special charges related to acquisitions: These costs consist primarily of consultants and other outside third-party costs and integration costs associated with an acquisition.
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

(4)

Special charges related to facilities consolidations and office closures:  These costs are exit costs or gains associated with office lease contraction, terminated office leases, or full office closures. The exit costs include charges incurred under a contractual obligation that existed as of the date of the accrual and for which we will continue to pay until the contractual obligation is satisfied but with no economic benefit to us.

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

The following table presents a reconciliation of diluted EPS to non-GAAP diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Diluted EPS	$1.07	$0.72	$2.03	$1.27
Adjustment related to impairment of long-lived assets	—	—	0.02	—
Special charges related to acquisitions	—	—	0.01	0.10
Special charges related to severance for staff realignment	0.02	0.06	0.04	0.15
Special charges related to facilities consolidations and office closures	—	—	0.01	—
Special charges related to retirement of the former Executive Chair	—	—	0.01	—
Amortization of intangibles	0.16	0.18	0.32	0.33
Income tax effects (1)	(0.06)	(0.07)	(0.12)	(0.14)
Non-GAAP EPS	$1.19	$0.89	$2.32	$1.71
(1)

Income tax effects were calculated using an effective U.S. GAAP tax rate of 30.7% and 29.0% for the three months ended June 30, 2021 and 2020, respectively, and 28.8% and 24.6% for the six months ended June 30, 2021 and 2020, respectively.

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

Financial Condition. There were several changes in our consolidated balance sheet as of June 30, 2021 compared to the consolidated balance sheet as of December 31, 2020.  The more significant changes are discussed below.

Cash and cash equivalents decreased to $9.6 million as of June 30, 2021, from $13.8 million on December 31, 2020 and restricted cash decreased to $26.3 million as of June 30, 2021 from $68.1 million on December 31, 2020. These balances and the changes to the balances of cash and cash equivalents and restricted cash are further discussed in “Cash Flow” below and discussed in “Note 2—Restricted Cash” in the “Notes to Consolidated Financial Statements.”

Contract receivables, net of allowance for credit losses, as of June 30, 2021 increased to $242.6 million compared to $222.9 million on December 31, 2020, primarily due to an increase in our billings as a result of an increase in revenue generated in 2021 compared to the prior year. Contract receivables are a significant component of our working capital and may be favorably or unfavorably impacted by our collection efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients. Contract assets and contract liabilities represent revenue in excess of billings and billings in excess of revenue, respectively, both of which generally arise from revenue recognition timing and contractually stipulated billing schedules or billing complexity. At June 30, 2021, contract assets and contract liabilities were $150.4 million and $35.7 million, respectively, compared to $143.4 million and $42.1 million, respectively, at December 31, 2020.

We evaluate our collections efforts using the days-sales-outstanding ratio (“DSO”), which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities), by revenue per day for the trailing 90-day period. DSO was 82 days for the quarter ended June 30, 2021 compared to 88 days for the quarter ended June 30, 2020. We continue to be impacted by the Puerto Rico disaster relief and rebuild efforts which have complex reporting and billing requirements and have been slow to pay our invoices. The DSO, excluding the Puerto Rico disaster relief and rebuild efforts, was 74 days for the quarter ended June 30, 2021 compared to 77 days for the quarter ended June 30, 2020.

Goodwill, as discussed in “Note 4—Goodwill” in the “Notes to Consolidated Financial Statements” in this Quarterly Report, increased slightly due to the impact of foreign currency translation. Other intangible assets decreased to $53.9 million at June 30, 2021 from $59.9 million on December 31, 2020 due to continued amortization of intangible assets related to prior acquisitions that we had made.

The decrease in right-of-use assets and lease liabilities are primarily due to the amortization of right-of-use assets and operating lease liabilities through rent payments. In the first quarter of 2021, we incurred a $0.3 million charge for the impairment of a lease for our discontinued use of the property in our operations and in anticipation of subleasing the property. While we believe that the property will be subleased to a new tenant, we may incur additional impairment charges in the event of a delay in subleasing the space or a tenant cannot be found.

Long-term debt (exclusive of unamortized debt issuance costs) increased to $333.9 million on June 30, 2021 from $315.8 million on December 31, 2020, primarily due to the net advance on our Credit Facility of $18.2 million. The average debt balances on the Credit Facility for the three months ended June 30, 2021 and 2020 were $363.5 million and $493.5 million, respectively, and $344.6 million and $449.0 million for the six months ended June 30, 2021 and 2020, respectively. The average interest rate on the Credit Facility, excluding any fees and unamortized debt issuance costs, for the three months ended June 30, 2021 and 2020 was 1.6% and 2.4%, respectively, and 1.7% and 2.7% for the six months ended June 30, 2021, respectively. We generally utilize cash flow from operations as our primary source of funding and turn to our Credit Facility to fund any temporary fluctuations, such as increases in contract receivables, reductions in accounts payable and accrued expenses, purchase of treasury stock, payment of declared dividends, additional capital expenditures, and to meet funding requirements for new acquisitions.

The decrease in accumulated other comprehensive loss of $3.2 million, net of taxes, was driven by a change of $1.6 million in the fair value of the interest rate hedging instruments, before taxes, $1.8 million in net losses reclassified to comprehensive income related to hedging instruments, before taxes, $1.1 million change before taxes in the value of certain foreign currencies relative to the U.S. dollar (primarily the British Pound, Euro and Canadian dollar), and $0.4 million in gains from the previous sale of an interest rate hedge reclassified to income. The net tax effects of the transactions totaled $1.0 million.  See “Note 10—Accumulated Other Comprehensive Loss” in the “Notes to Consolidated Financial Statements.”

We have entered into floating-to-fixed interest rate swap agreements (the “Swaps”) with expiration dates through August 2023 and February 2025 for a total notional amount of $200.0 million in order to hedge a portion of our floating rate Credit Facility. As of June 30, 2021, the fair value of the Swaps was an unrealized loss of $7.5 million, before tax, and is included in current and long-term liabilities. See “Note 8—Derivative Instruments and Hedging Activities” and “Note 16—Fair Value” in the “Notes to Consolidated Financial Statements.”  On a quarterly basis, management evaluates the Swaps to determine their effectiveness and record the change in fair value of the Swaps as an adjustment to accumulated other comprehensive loss. Management intends that the Swaps remain effective.

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

Share Repurchase Program. The objective of the share repurchase program has been to offset dilution resulting from employee stock compensation. We meet our objective to offset dilution via our 10b5-1 and 10b-18 trading plans. In September 2017 the board of directors approved a share repurchase program that authorizes share repurchases in the aggregate up to $100.0 million. Our total repurchases are also limited by the Credit Facility as described in “Note 15—Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.  Our overall repurchase limit is the lower of the amount imposed by our board of directors and by the Credit Facility.  Previously, purchases under the repurchase program would be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. On January 11, 2021, we approved an updated Rule 10b5-1 plan element of the share repurchase program, as part of our normal process, that commenced in January 2021. The purchases are funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the six months ended June 30, 2021, we repurchased 173,000 shares under this program at an average price of $85.21 per share. The Credit Facility permits unlimited share repurchases, provided our Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.50 to 1.00. As of June 30, 2021, $31.3 million remained available for share repurchases under the Credit Facility.

Dividends.  Cash dividends declared thus far in 2021 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 25, 2021	$0.14	March 26, 2021	April 13, 2021
May 4, 2021	$0.14	June 11, 2021	July 14, 2021
August 3, 2021	$0.14	September 10, 2021	October 13, 2021

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the six months ended June 30, 2021 and 2020:

	Six Months Ended
	June 30,
(in thousands)	2021	2020
Net Cash Provided by Operating Activities	$6,341	$10,801
Net Cash Used in Investing Activities	(7,475)	(262,105)
Net Cash (Used in) Provided by Financing Activities	(45,642)	254,366
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	699	(480)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(46,077)	$2,582

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered.

Operating activities provided $6.3 million in cash for the six months ended June 30, 2021 compared to $10.8 million for the six months ended June 30, 2020. The decrease in cash flows from operations for the six months ended June 30, 2021 compared to the prior year was primarily due to an increase in net income, inclusive of adjustments for non-cash expenses, and an increase in cash flows from our net contract assets and liabilities and our accounts payable and other operating liabilities due to timing of payments, offset by a decrease in cash flows from the change in contract receivables. The decrease in contract receivables is primarily due to slower collection related to our disaster relief and rebuild efforts as well as in our international business.

Investing activities used cash of $7.5 million for the six months ended June 30, 2021, compared to $262.1 million for the six months ended June 30, 2020. Our cash flows used in investing activities during the six months ended June 30, 2021 were for capital expenditures for property and equipment and capitalized software, and for the six months ended June 30, 2020 we used $253.1 million for payments of a business acquisition, net of cash acquired, and $9.0 million for capital expenditures for property and equipment and capitalized software.

Our cash flows provided by financing activities consists primarily of debt and equity transactions. For the six months ended June 30, 2021, cash flows used in financing activities was $45.6 million, consisting net cash proceeds from net advances from our Credit Facility totaling $18.2 million and proceeds from exercises of stock options of $2.8 million, offset by net payments of restricted contract funds of $42.2 million, net payments for stock issuances and buybacks of $18.4 million, primarily representing shares repurchased under our share repurchase program, payments of cash dividends totaling $5.3 million, and payments on business acquisition liabilities of $0.7 million. For the six months ended June 30, 2020, cash flows provided by financing activities was $254.4 million. This was primarily from cash provided by net advances on our Credit Facility of $288.4 million to fund the ITG acquisition, offset by cash used for net payments for stock issuances and buybacks of $23.0 million, primarily representing shares repurchased under our share repurchase program, payments of cash dividends totaling $5.3 million, payment of debt issuance costs of $2.1 million, payment on business acquisition liabilities of $1.9 million, and payment of capital expenditure obligations of $1.7 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for the three months ended June 30, 2021:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 - April 30	21,809	$91.06	21,800	$31,356,499
May 1 - May 31	448	$93.02	—	$31,356,499
June 1 - June 30	—	$—	—	$31,356,499
Total	22,257	$91.10	21,800

(1)

The total number of shares purchased of 22,257 includes shares repurchased pursuant to our share repurchase program described further in footnote (3) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of any restricted stock units in accordance with our applicable long-term incentive plan.

(2)	During the three months ended June 30, 2021, we repurchased 457 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $92.99 per share.
(3)

The current share repurchase program authorizes share repurchases in the aggregate up to $100.0 million, not to exceed the amount allowed under the Credit Facility. During the three months ended June 30, 2021, we repurchased 21,800 shares under the stock repurchase program at an average price of $91.06.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 4, 2021	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

August 4, 2021	By:	/s/ Bettina Welsh
Bettina Welsh
Senior Vice President and Chief Financial Officer (Principal Financial Officer)