Form 10-Q
period 2021-09-30
ICF International, Inc.
filed 2021-11-03
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 18,875,187 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2021

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	September 30, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$7,883	$13,841
Restricted cash	34,419	68,146
Contract receivables, net	215,323	222,850
Contract assets	154,804	143,369
Prepaid expenses and other assets	31,109	25,492
Income tax receivable	4,999	1,977
Total Current Assets	448,537	475,675
Property and Equipment, net	51,602	62,434
Other Assets:
Goodwill	909,226	909,913
Other intangible assets, net	50,816	59,887
Operating lease - right-of-use assets	103,923	127,132
Other assets	41,509	32,249
Total Assets	$1,605,613	$1,667,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	96,644	91,365
Contract liabilities	38,108	42,050
Operating lease liabilities - current	35,418	23,350
Accrued salaries and benefits	89,790	80,512
Accrued subcontractors and other direct costs	41,782	78,842
Accrued expenses and other current liabilities	70,435	100,908
Total Current Liabilities	382,177	427,027
Long-term Liabilities:
Long-term debt	269,732	303,214
Operating lease liabilities - non-current	87,532	115,614
Deferred income taxes	39,202	34,330
Other long-term liabilities	36,418	40,144
Total Liabilities	815,061	920,329

Commitments and Contingencies (Note 18)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 23,497,782 and 23,305,255 shares issued at September 30, 2021 and December 31, 2020, respectively; 18,869,892 and 18,909,983 shares outstanding at September 30, 2021 and December 31, 2020, respectively	23	23
Additional paid-in capital	380,215	369,058
Retained earnings	639,862	588,731
Treasury stock, 4,627,890 and 4,395,272 shares at September 30, 2021 and December 31, 2020, respectively	(216,683)	(196,745)
Accumulated other comprehensive loss	(12,865)	(14,106)
Total Stockholders’ Equity	790,552	746,961
Total Liabilities and Stockholders’ Equity	$1,605,613	$1,667,290

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2021	2020	2021	2020
Revenue	$394,060	$360,315	$1,165,063	$1,072,540
Direct costs	254,175	223,288	732,903	677,311
Operating costs and expenses:
Indirect and selling expenses	99,940	100,123	316,100	302,649
Depreciation and amortization	4,665	5,143	14,663	15,386
Amortization of intangible assets	3,015	3,511	9,049	9,843
Total operating costs and expenses	107,620	108,777	339,812	327,878

Operating income	32,265	28,250	92,348	67,351
Interest expense	(2,550)	(3,488)	(7,845)	(10,921)
Other income (expense)	81	(223)	(382)	316
Income before income taxes	29,796	24,539	84,121	56,746
Provision for income taxes	9,406	6,668	25,068	14,607
Net income	$20,390	$17,871	$59,053	$42,139

Earnings per Share:
Basic	$1.08	$0.95	$3.13	$2.24
Diluted	$1.07	$0.94	$3.10	$2.20

Weighted-average Shares:
Basic	18,865	18,853	18,864	18,841
Diluted	19,061	19,086	19,077	19,111

Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42

Other comprehensive (loss) income, net of tax	(1,971)	3,671	1,241	(7,616)
Comprehensive income, net of tax	$18,419	$21,542	$60,294	$34,523

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Cash Flows from Operating Activities
Net income	$59,053	$42,139
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	11,324	1,517
Deferred income taxes	4,062	7,838
Non-cash equity compensation	9,756	9,472
Depreciation and amortization	23,712	25,229
Non-cash lease expense	(4,743)	(1,540)
Facilities consolidation reserve	(225)	(214)
Amortization of debt issuance costs	463	557
Impairment of long-lived assets	339	—
Other adjustments, net	1,818	(738)
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(16,381)	2,842
Contract receivables	(6,688)	49,428
Prepaid expenses and other assets	(9,224)	1,084
Accounts payable	5,653	(65,044)
Accrued salaries and benefits	10,377	29,418
Accrued subcontractors and other direct costs	(36,436)	(7,622)
Accrued expenses and other current liabilities	17,002	(9,107)
Income tax receivable and payable	(3,490)	(4,380)
Other liabilities	(1,609)	14,292
Net Cash Provided by Operating Activities	64,763	95,171

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(12,279)	(12,910)
Payments for business acquisitions, net of cash acquired	—	(253,090)
Net Cash Used in Investing Activities	(12,279)	(266,000)

Cash Flows from Financing Activities
Advances from working capital facilities	559,830	946,201
Payments on working capital facilities	(593,775)	(736,645)
Payments on capital expenditure obligations	—	(1,712)
Receipt of restricted contract funds	194,504	—
Payment of restricted contract funds	(227,700)	—
Debt issue costs	—	(2,093)
Proceeds from exercise of options	2,773	37
Dividends paid	(7,923)	(7,910)
Net payments for stock issuances and buybacks	(18,695)	(23,247)
Payments on business acquisition liabilities	(682)	(1,924)
Net Cash (Used in) Provided by Financing Activities	(91,668)	172,707
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(501)	(123)

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(39,685)	1,755
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	81,987	6,482
Cash, Cash Equivalents, and Restricted Cash, End of Period	$42,302	$8,237

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$7,882	$11,331
Income taxes	$25,062	$11,138
Non-cash investing and financing transactions:
Tenant improvements funded by lessor	$—	$2,207

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Amounts in tables in thousands, except per share data or otherwise noted)

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

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. The Company maintains additional offices throughout the world, including 55 offices in the U.S. and U.S. territories and 24 offices in key markets outside the U.S., including offices in the United Kingdom, Belgium, China, India, and Canada.

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

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three and nine month periods ended September 30, 2021 and 2020 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2020 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 26, 2021 (the “Annual Report”).

Accrued Expenses and Other Current Liabilities

At September 30, 2021 and December 31, 2020, accrued expenses and other current liabilities consisted of the following:

	September 30, 2021	December 31, 2020
Deposits	$14,069	$9,881
Restricted deposits	34,404	68,138
Accrued IT and software licensing costs	1,445	2,157
Accrued taxes and insurance premiums	3,504	4,327
Accrued facilities rental and lease exit costs	1,351	780
Accrued interest	236	214
Accrued professional services	3,825	2,094
Accrued dividends	2,641	2,641
Contingent liabilities from acquisitions	—	683
Interest rate swap liability - current	3,584	3,693
Other accrued expenses and current liabilities	5,376	6,300
Total accrued expenses and other current liabilities	$70,435	$100,908

Reclassifications

The Company has reclassified “Non-cash lease expense” which was previously part of “Other adjustments, net” on the consolidated statements of cash flows for the nine months ended September 30, 2020 for consistency of presentation with the same period in 2021.

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

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021		2020
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$13,841	$7,883	$6,482	$8,237
Restricted cash (1)	68,146	34,419	—	—
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$81,987	$42,302	$6,482	$8,237
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

NOTE 3 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	September 30, 2021	December 31, 2020
Billed and billable	$223,791	$230,466
Allowance for expected credit losses	(8,468)	(7,616)
Contract receivables, net	$215,323	$222,850

NOTE 4 – GOODWILL

The changes in the carrying amount of goodwill during the nine-months period ended September 30, 2021 were as follows:

Balance as of December 31, 2020	$909,913
Effect of foreign currency translation	(687)
Balance as of September 30, 2021	$909,226

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

Operating leases consisted of the following at September 30, 2021:

	September 30, 2021	December 31, 2020
Real estate facilities	$156,020	$157,010
Office equipment	2,117	1,864
Other	690	580
	158,827	159,454
Amortization of right-of-use assets	(54,904)	(32,322)
Total operating lease right-of-use assets	$103,923	$127,132

Rent expense is recognized on a straight-line basis over the lease term.  Rent expense consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Operating lease costs	$8,557	$9,605	$26,004	$28,375
Short-term lease costs	91	276	327	1,149
Variable lease costs	13	1	32	2
Total rent expense	$8,661	$9,882	$26,363	$29,526

Future minimum lease payments under non-cancellable leases as of September 30, 2021 were as follows:

September 30, 2022	$38,473
September 30, 2023	24,552
September 30, 2024	18,476
September 30, 2025	13,622
September 30, 2026	12,606
Thereafter	27,346
Total future minimum lease payments	135,075
Less: Interest	(12,125)
Total operating lease liabilities	$122,950

Operating lease liabilities - current	$35,418
Operating lease liabilities - non-current	87,532
Total operating lease liabilities	$122,950

Other information related to operating leases is as follows:

	September 30, 2021	September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$18,743	$29,248
Right-of-use assets obtained in exchange for operating lease liabilities	$969	$29,581
Weighted-average remaining lease term - operating leases	5.7	6.0
Weighted-average discount rate - operating leases	3.3%	3.4%

At September 30, 2021, the Company had an additional operating lease that had not yet commenced with a potential lease liability of $113.3 million.  The operating lease has a term of approximately 18 years and is now anticipated to commence on January 1, 2022 (previously March 1, 2022) when the Company takes possession of the property upon completion of buildouts.

NOTE 6 – LONG-TERM DEBT

At September 30, 2021 and December 31, 2020, debt consisted of:

	September 30, 2021		December 31, 2020
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$185,000		$192,500
Revolving Credit		96,836		123,281
Total before debt issuance costs	1.70%	281,836	2.35%	315,781
Unamortized debt issuance costs		(2,104)		(2,567)
		$279,732		$313,214

Current portion of long-term debt		$10,000		$10,000
Long-term debt - non-current		269,732		303,214
		$279,732		$313,214

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

The Company has the option to borrow funds under the Credit Facility at interest rates based on both LIBOR (1, 3, or 6-month rates) and the Base Rate (as defined herein), at its discretion, plus their applicable margins. Base Rates are fluctuating per annum rates of interest equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.5%, (ii) the Prime Rate (as defined under the Credit Facility) and (iii) the daily LIBOR rate, plus a LIBOR margin between 1.00% and 2.00% based on its Leverage Ratio (as defined under the Credit Facility). The interest accrued based on LIBOR 1 or 3-month rates is to be paid on the last business day of the interest period and on the last day of the third month for 6-month LIBOR rate, while interest accrued based on the Base Rate is to be paid in quarterly installments. The Credit Facility also provides for letters of credit aggregating up to $60.0 million which reduce the funds available under the Credit Facility when issued.  The unused portion of the Credit Facility is subject to a commitment fee between 0.13% and 0.25% per annum based on the Leverage Ratio.

The Credit Facility is collateralized by substantially all the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio of not more than 4.00 to 1.00 (subject to a step-up to 4.25 to 1.0 for a four quarter period following permitted acquisitions as defined under the Credit Facility) for each fiscal quarter. As of September 30, 2021, the Company was in compliance with its covenants under the Credit Facility. The Credit Facility also has a conforming dividend covenant that allows the Company to pay dividends as long as it remains in compliance with the financial covenants set forth in the Credit Facility.

As of September 30, 2021, the Company had $281.8 million debt outstanding from the Credit Facility (including the term loan, exclusive of unamortized debt issuance costs), outstanding standby letters of credit totaling $3.3 million, net derivative obligations of $5.7 million and unused borrowing capacity of $499.9 million under the Credit Facility (excluding the Accordion and the term loan). Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the Accordion and the term loan) was $373.0 million as of September 30, 2021.

Future scheduled repayments of debt principal are as follows:

Payments due by	Term Loan	Revolving Credit	Total
September 30, 2022	$10,000	$—	$10,000
September 30, 2023	12,500	—	12,500
September 30, 2024	15,000	—	15,000
March 3, 2025 (Maturity)	147,500	96,836	244,336
Total	$185,000	$96,836	$281,836

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

Changes in the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020 were driven by an increase in the health, education, and social programs client market led by revenue from U.S. federal government, U.S. state and local government, and international government clients, an increase of revenue in the energy, environment, and infrastructure client market primarily in revenue from international government clients, and an increase in the consumer and financial services client market led by revenue from U.S. commercial clients. Revenue from safety and security client market saw decreases in the three and nine months ended September 30, 2021 compared to 2020, mainly from U.S. federal government clients.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, and infrastructure	$156,661	40%	$147,188	41%	$488,018	42%	$445,592	42%
Health, education, and social programs	182,334	46%	158,297	44%	508,255	44%	461,808	43%
Safety and security	28,304	7%	30,539	8%	89,120	7%	90,944	8%
Consumer and financial services	26,761	7%	24,291	7%	79,670	7%	74,196	7%
Total	$394,060	100%	$360,315	100%	$1,165,063	100%	$1,072,540	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$195,107	49%	$175,126	49%	$553,232	48%	$501,525	47%
U.S. state and local government	58,516	15%	50,819	14%	173,451	15%	169,001	16%
International government	32,249	8%	20,194	5%	107,175	9%	60,861	5%
Total Government	285,872	72%	246,139	68%	833,858	72%	731,387	68%
Commercial	108,188	28%	114,176	32%	331,205	28%	341,153	32%
Total	$394,060	100%	$360,315	100%	$1,165,063	100%	$1,072,540	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$157,571	40%	$168,250	47%	$479,632	41%	$504,772	47%
Fixed price	166,121	42%	135,260	37%	473,901	41%	392,525	37%
Cost-based	70,368	18%	56,805	16%	211,530	18%	175,243	16%
Total	$394,060	100%	$360,315	100%	$1,165,063	100%	$1,072,540	100%

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed often due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing.

The following table summarizes the contract balances as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020	$ Change	% Change
Contract assets	$154,804	$143,369	$11,435	8.0%
Contract liabilities	(38,108)	(42,050)	3,942	(9.4%)
Net contract assets (liabilities)	$116,696	$101,319	$15,377	15.2%

The net contract assets (liabilities) as of September 30, 2021 increased by $15.4 million as compared to December 31, 2020. The increase in net contract assets (liabilities) is primarily due to the timing difference between the performance of services and billings to and payments from customers. There were no material changes to contract balances due to impairments during the period. During the nine months ended September 30, 2021 and 2020, the Company recognized $21.7 million and $21.5 million in revenue related to the contract liabilities balance at December 31, 2020 and 2019, respectively.

Performance Obligations:

The Company had $1.4 billion in unfulfilled performance obligations as of September 30, 2021 which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on non-cancelable contracts and were generally valued using an estimated cost-plus margin approach, with variable consideration being estimated at the most likely amount. The amounts exclude marketing offers which are negotiated but unexercised contract options and indefinite delivery/indefinite quantity (IDIQ) and similar arrangements that provided a framework for customers to issue specific tasks, delivery, or purchase orders in the future. The Company expects to satisfy the unfulfilled performance obligations, on average, in one to two years.

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

A summary of interest rate swap derivatives designated as cash flow hedges as of September 30, 2021 are as follows:

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

NOTE 9 – INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was 31.6% and 27.2%, respectively, and 29.8% and 25.7% for the nine months ended September 30, 2021 and 2020, respectively.

The Company is subject to federal income tax as well as taxes in various state, local and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s 2018 through 2020 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state, local and foreign tax returns also remain open under the applicable statute of limitations and are subject to examination for the tax years from 2017 to 2020.

The total amount of unrecognized tax benefits as of September 30, 2021 and 2020 was $0.9 million and $0.3 million, respectively, resulting from tax positions taken in a prior period.  Included in the balance as of September 30, 2021 and 2020, were $0.9 million and $0.3 million in unrecognized tax benefits, or tax positions that, if recognized, would impact the effective tax rate.

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company did not have any accrued penalty and interest at September 30, 2021 but had $0.1 million in accrued penalty and interest at September 30, 2020, respectively.

The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

During the year ended December 31, 2020, the Company elected to participate in several novel coronavirus disease (“COVID-19”) tax-relief programs for which it was eligible. Pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, the Company exercised the option to defer payment of the employer portion of the Social Security tax, with 50% to be repaid by December 31, 2021 and the remainder by December 31, 2022.  The Company deferred payment of approximately $20.9 million of employer Social Security taxes during the year ended December 31, 2020 and repaid 50% during the third quarter of 2021.  The remaining deferred payments are included in other long-term liabilities in the Company’s consolidated balance sheets.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss as of September 30, 2021 and 2020 included the following:

	Three Months Ended September 30, 2021
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at June 30, 2021	$(6,225)	$833	$(5,502)	$(10,894)
Current period other comprehensive (loss) income:
Other comprehensive income (loss) before reclassifications	(2,872)	—	(27)	(2,899)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(180)	943	763
Effect of taxes (4)	361	48	(244)	165
Total current period other comprehensive (loss) income	(2,511)	(132)	672	(1,971)
Accumulated other comprehensive (loss) income at September 30, 2021	$(8,736)	$701	$(4,830)	$(12,865)

	Three Months Ended September 30, 2020
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at June 30, 2020	$(15,209)	$1,368	$(9,590)	$(23,431)
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	3,881	—	(45)	3,836
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(180)	909	729
Effect of taxes (4)	(714)	47	(227)	(894)
Total current period other comprehensive income (loss)	3,167	(133)	637	3,671
Accumulated other comprehensive (loss) income at September 30, 2020	$(12,042)	$1,235	$(8,953)	$(19,760)

	Nine Months Ended September 30, 2021
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2020	$(7,210)	$1,096	$(7,992)	$(14,106)
Current period other comprehensive (loss) income:
Other comprehensive income before reclassifications	(1,722)	—	1,530	(192)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(540)	2,778	2,238
Effect of taxes (4)	196	145	(1,146)	(805)
Total current period other comprehensive (loss) income	(1,526)	(395)	3,162	1,241
Accumulated other comprehensive (loss) income at September 30, 2021	$(8,736)	$701	$(4,830)	$(12,865)

	Nine Months Ended September 30, 2020
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2019	$(10,995)	$1,634	$(2,783)	$(12,144)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(940)	—	(10,200)	(11,140)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(540)	1,832	1,292
Effect of taxes (4)	(107)	141	2,198	2,232
Total current period other comprehensive (loss) income	(1,047)	(399)	(6,170)	(7,616)
Accumulated other comprehensive (loss) income at September 30, 2020	$(12,042)	$1,235	$(8,953)	$(19,760)

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

(4)

The Company’s effective tax rate for the three months ended September 30, 2021 and 2020 was 31.6% and 27.2%, respectively, and 29.8% and 25.7% for the nine months ended September 30, 2021 and 2020, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2021	18,860	$23	$376,622	$622,113	4,624	$(216,353)	$(10,894)	$771,511
Net income	—	—	—	20,390	—	—	—	20,390
Other comprehensive income	—	—	—	—	—	—	(1,971)	(1,971)
Equity compensation	—	—	3,593	—	—	—	—	3,593
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of shares pursuant to vesting of restricted stock units	13	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(3)	—	—	—	3	(330)	—	(330)
Dividends declared	—	—	—	(2,641)	—	—	—	(2,641)
Balance at September 30, 2021	18,870	$23	$380,215	$639,862	4,627	$(216,683)	$(12,865)	$790,552

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2020	18,849	$23	$354,200	$563,322	4,289	$(189,011)	$(23,431)	$705,103
Net income	—	—	—	17,871	—	—	—	17,871
Other comprehensive loss	—	—	—	—	—	—	3,671	3,671
Equity compensation	—	—	3,128	—	—	—	—	3,128
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of shares pursuant to vesting of restricted stock units	12	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(3)	—	—	—	3	(223)	—	(223)
Dividends declared	—	—	—	(2,639)	—	—	—	(2,639)
Balance at September 30, 2020	18,858	$23	$357,328	$578,554	4,292	$(189,234)	$(19,760)	$726,911

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2020	18,910	$23	$369,058	$588,731	4,395	$(196,745)	$(14,106)	$746,961
Net income	—	—	—	59,053	—	—	—	59,053
Other comprehensive income	—	—	—	—	—	—	1,241	1,241
Equity compensation	—	—	9,756	—	—	—	—	9,756
Exercise of stock options	6	—	158	—	—	—	—	158
Issuance of shares pursuant to vesting of restricted stock units	186	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(232)	—	1,243	—	232	(19,938)	—	(18,695)
Dividends declared	—	—	—	(7,922)	—	—	—	(7,922)
Balance at September 30, 2021	18,870	$23	$380,215	$639,862	4,627	$(216,683)	$(12,865)	$790,552

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2019	18,868	$23	$346,795	$544,840	3,978	$(164,963)	$(12,144)	$714,551
Net income	—	—	—	42,139	—	—	—	42,139
Other comprehensive loss	—	—	—	—	—	—	(7,616)	(7,616)
Equity compensation	—	—	9,472	—	—	—	—	9,472
Exercise of stock options	1	—	37	—	—	—	—	37
Issuance of shares pursuant to vesting of restricted stock units	303	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(314)	—	1,024	—	314	(24,271)	—	(23,247)
Cumulative-effect adjustment for adoption of accounting principle	—	—	—	(513)	—	—	—	(513)
Dividends declared	—	—	—	(7,912)	—	—	—	(7,912)
Balance at September 30, 2020	18,858	$23	$357,328	$578,554	4,292	$(189,234)	$(19,760)	$726,911

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

The 2018 Omnibus Plan, as amended, allows the Company to grant 1,600,000 shares using stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”), performance units and performance share awards (“PSA”), cash-settled restricted stock units (“CSRSU”), and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 37,077 as of September 30, 2021, remain subject to its terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date. As of September 30, 2021, the Company had approximately 995,042 shares available for grant under the 2018 Omnibus Plan. CSRSUs have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share calculations.

During the nine months ended September 30, 2021, the Company granted to its employees 78,938 shares in the form of RSUs with an average grant date fair value of $89.01, the equivalent value of 51,011 shares in the form of CSRSUs with an average grant date fair value of $89.13, and 35,318 shares in the form of PSAs to its employees with a grant date fair value of $95.72 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2021 have a performance period from January 1, 2021 through December 31, 2023 and performance conditions that are consistent with the PSAs granted in prior years. During the nine months ended September 30, 2021, the Company granted 11,186 shares to non-employee directors in the form of RSUs with a grant date fair value of $90.73. The non-employee director awards are subject to an annual service-based vesting condition.

The Company recognized stock-based compensation expense of $5.2 million and $4.5 million for the three months ended September 30, 2021 and 2020, respectively, and $15.8 million and $13.6 million for the nine months ended September 30, 2021 and 2020, respectively. Unrecognized compensation expense of approximately $11.5 million as of September 30, 2021 related to unsettled RSUs is expected to be recognized over a weighted-average period of 1.6 years. The unrecognized compensation expense related to CSRSUs totaled approximately $7.9 million at September 30, 2021 and is expected to be recognized over a weighted-average period of 1.6 years. Unrecognized compensation expense related to PSAs of approximately $4.0 million as of September 30, 2021 is expected to be recognized over a weighted-average period of 1.2 years.

NOTE 13 – BUSINESS COMBINATION

A prior acquisition’s purchase agreement included additional consideration in the form of warranty and indemnity hold back payments. As of September 30, 2021, one payment remains outstanding for approximately $1.3 million, which is scheduled to be released in the fourth quarter of 2022. The remaining warranty and indemnity liability was recorded at its fair value at the date of the acquisition discounting the liability at 3.25%.

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

As of September 30, 2021, the PSAs granted during the year ended December 31, 2019 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2020 and during the nine months ended September 30, 2021 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.  For the three and nine months ended September 30, 2021, there were no weighted-average shares excluded from the calculation of EPS because they were anti-dilutive.  For the three months and nine months ended September 30, 2020, there were 452 and 19,386 weighted-average shares that were excluded because they were anti-dilutive. The anti-dilutive shares in both years were associated with RSUs.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net Income	$20,390	$17,871	$59,053	$42,139

Weighted-average number of basic shares outstanding during the period	18,865	18,853	18,864	18,841
Dilutive effect of stock options, RSUs, and performance shares	196	233	213	270
Weighted-average number of diluted shares outstanding during the period	19,061	19,086	19,077	19,111

Basic earnings per share	$1.08	$0.95	$3.13	$2.24
Diluted earnings per share	$1.07	$0.94	$3.10	$2.20

NOTE 15 – SHARE REPURCHASE PROGRAM

The Company’s share repurchase program allows for share repurchases in the aggregate up to $100.0 million under share repurchase plans approved by the board of directors pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended.  The Company approved an updated Rule 10b5-1 plan element of the share repurchase program as part of its normal process that commenced January 11, 2021.  The Credit Facility permits unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.50 to 1.00. For the nine months ended September 30, 2021 and 2020, the Company used $14.7 million to repurchase 173,000 shares and $16.6 million to repurchase 206,820 shares, respectively, under the repurchase program. As of September 30, 2021, $31.3 million remained available for share repurchases under the repurchase program.

NOTE 16 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$6	$—	$6	Prepaid expenses and other assets
Deferred compensation investments in cash surrender life insurance	—	18,464	—	18,464	Other assets
Total	$—	$18,470	$—	$18,470

Liabilities:
Deferred compensation plan liabilities	$—	$18,811	$—	$18,811	Other long-term liabilities
Interest rate swaps - current portion	—	3,584	—	3,584	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	3,035	—	3,035	Other long-term liabilities
Total	$—	$25,430	$—	$25,430

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$103	$—	$103	Prepaid expenses and other assets
Deferred compensation investments in cash surrender life insurance	—	16,796	—	16,796	Other assets
Total	$—	$16,899	$—	$16,899

Liabilities:
Deferred compensation plan liabilities	$—	$17,276	$—	$17,276	Other long-term liabilities
Interest rate swaps - current portion	—	3,693	—	3,693	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	7,234	—	7,234	Other long-term liabilities
Total	$—	$28,203	$—	$28,203

NOTE 17 – SUBSEQUENT EVENTS

Dividend

On November 2, 2021, the Company’s board of directors approved a $0.14 per share cash dividend.  The dividend will be paid on January 12, 2022 to shareholders of record as of the close of business on December 10, 2021.

Acquisition

In November 2021 the Company acquired ESAC, one of the leading specialized providers of advanced health analytics, research data management and bioinformatics solutions to U.S. federal health agencies.  The Company considers the purchase of ESAC to be immaterial to the financial statements taken as a whole, and expects to finalize its valuation of the assets acquired and liabilities assumed as a result of the acquisition by the fourth quarter of 2021.

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

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to the Program’s grant recipients, and separately supplemented the amount of recovery it sought in total to approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016. The State of Louisiana broadly alleges and sought recoupment for the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD. In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the previously filed judicial proceeding.  The Company continues to believe that this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of September 30, 2021.

Executive Chair Retirement

On November 15, 2020, the Company’s former Executive Chair gave notice of his retirement effective December 31, 2020.  In connection with his retirement, the former Executive Chair is entitled to receive compensation and benefits as provided in his employment agreement for a termination of employment on the basis of “good reason.”  As of September 30, 2021, there were PSAs totaling 34,276 shares remaining which were originally granted to the former Executive Chair during 2019 and 2020 that are to be satisfied through the normal course of the PSA equity award plan (see Note 12—Accounting for Stock-Based Compensation), and subject to adjustments from EPS and rTSR performances.

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

To date, we have experienced continuity in the majority of our work for our government clients, which accounted for approximately 72.5% and 71.6% of our revenues for the three months and the nine months ended September 30, 2021, respectively. There has been postponements of events and challenges around project work requiring travel and personal contact to perform services under the contracts, but overall, our government clients have continued to require our services.  There has also been additional demand from federal agencies such as the Center for Disease Control and Prevention, the Department of Health and Human Services, and the Federal Emergency Management Agency, as well as state and local and international government agencies.

Of the remaining 27.5% and 28.4% of our total revenue for the three months and the nine months ended September 30, 2021, respectively, the majority was generated from commercial energy markets and commercial marketing services. In commercial energy, where we work primarily for utility clients, we have experienced trends similar to those with our government clients, although some aspects of energy efficiency programs have been put on hold as they involve direct interaction with consumers. The commercial marketing services includes public event management and marketing technology, which was impacted based on the deferral or cancellation of marketing events. Some of our commercial clients perform work in travel-related markets and have been severely impacted by the COVID-19 pandemic and the restriction upon travel worldwide. As a result, we continue to monitor that business area closely. These elements of commercial marketing services represented less than 8.8% and 9.3% of our total company-wide revenues for the three months and the nine months ended September 30, 2021, respectively.

We are monitoring the evolving situation related to the COVID-19 pandemic and continue to work with our stakeholders to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. To protect employee health and safety while COVID-19 remains a threat, we plan to continue to deliver a majority of our services to clients remotely until we are ready for a transition to an on-office environment. During the third quarter of 2021, we started our phased return to in-office work in the U.K. and China on a reduced capacity.  However, based on the continued level of new cases related to the Delta variant of COVID-19 and the estimated timing for widespread access to vaccines, we have pushed back our phased return to in-person operations at our U.S., Puerto Rico, Canada, Belgium, India, and Africa office locations. Additionally, in response to President Biden’s Executive Order 14042 which require federal contractors to be vaccinated against COVID-19 by December 8, 2021, we have implemented our requirement for our U.S. employees to be fully vaccinated or receive an approved exemption/accommodation by November 30 regardless of employment type or work location—remote, hybrid, or on-site.

While the Coronavirus Aid, Relief and Economic Security (“CARES”) Act contains a provision that allows federal contractors to seek specified reimbursement for certain employees who are unable to perform their contract requirements due to government restrictions, we believe we have limited claims under the CARES Act, and reimbursements are also subject to limitations and did not extend past December 31, 2020. Additionally, we deferred payment of approximately $20.9 million of employer Social Security taxes during the twelve months ended December 31, 2020, of which 50% has been repaid as of September 30, 2021.  We did not defer any additional Social Security taxes in 2021.

As part of management actions to counter the impact of COVID-19, we have aligned our costs with anticipated revenues. In the U.S. and in our international operations, we had used staff reductions, furloughs, and other temporary wage reduction programs in response to the pandemic during 2020. However, during the nine months ended September 30, 2021 we did not have as many staff reductions, furloughs, or wage reductions as a result of COVID-19 as we had previously experienced in 2020. We also previously participated in three international government subsidy programs whose objective is to encourage eligible companies to keep employees on the payroll during the COVID-19 pandemic. We minimally participated in two subsidy programs during the first quarter of 2021 but did not participate in such programs subsequently.

Employees and Offices:

We have approximately 7,500 full and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our 55 offices throughout the U.S. and 24 offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended September 30,				Three Months Ended
	Dollars		Percentages		September 30, 2020 and 2021
(dollars in thousands)	2021	2020	2021	2020	Dollars	Percent
Revenue	$394,060	$360,315	100.0%	100.0%	$33,745	9.4%
Direct Costs	254,175	223,288	64.5%	62.0%	30,887	13.8%
Operating Costs and Expenses:
Indirect and selling expenses	99,940	100,123	25.4%	27.8%	(183)	(0.2%)
Depreciation and amortization	4,665	5,143	1.2%	1.4%	(478)	(9.3%)
Amortization of intangible assets	3,015	3,511	0.8%	1.0%	(496)	(14.1%)
Total Operating Costs and Expenses	107,620	108,777	27.4%	30.2%	(1,157)	(1.1%)
Operating Income	32,265	28,250	8.1%	7.8%	4,015	14.2%
Interest expense	(2,550)	(3,488)	(0.6%)	(1.0%)	938	(26.9%)
Other income (expense)	81	(223)	—	—	304	(136.3%)
Income before Income Taxes	29,796	24,539	7.5%	6.8%	5,257	21.4%
Provision for Income Taxes	9,406	6,668	2.4%	1.9%	2,738	41.1%
Net Income	$20,390	$17,871	5.1%	4.9%	$2,519	14.1%

Revenue. Revenue for the three months ended September 30, 2021 was $394.1 million, compared to $360.3 million for the three months ended September 30, 2020, representing an increase of $33.7 million or 9.4%. The increase in revenue was primarily from U.S. federal government clients of $20.0 million, or 11.4%, international government clients of $12.1 million, or 59.7%, and U.S. state and local government clients of $7.7 million or 15.1%, offset by a decrease in revenue from commercial clients of $6.0 million, or 5.2%. See “Note 7—Revenue Recognition” in the “Notes to Consolidated Financial Statements.” The change in revenue from U.S. federal government clients for the three months ended September 30, 2021 compared to 2020 was driven by increases of $19.5 million, or 16.7%, from our health, education, and social programs client market and $2.3 million, or 7.6%, from our energy, environment, and infrastructure client market offset by a decrease of $1.8 million, or 6.6%, from our safety and security client market.  The increase in revenue from international government clients was mainly from increases of $6.2 million, or 159.9%, and $6.1 million, or 43.1%, from our energy, environment, and infrastructure and our health, safety, and security client markets, respectively.  The increase in our revenue from U.S. state and local government clients were due to an increase of $8.7 million, or 73.9%, from our health, safety, and security client market offset by decreases of $0.8 million, or 2.0%, from energy, environment, and infrastructure and $0.2 million, or 48.1%, from safety and security client markets, respectively. The decrease in revenue from commercial clients was driven primarily by a decrease of $9.7 million, or 68.6%, from our U.S. health, education, and social programs client market offset by increases of $2.9 million, or 17.1%, and $1.9 million, or 27.4%, from our U.S. consumer and financial and our international energy, environment, and infrastructure client markets.

Direct Costs. Direct costs for the three months ended September 30, 2021 were $254.2 million compared to $223.3 million for the three months ended September 30, 2020, an increase of $30.9 million or 13.8%. The increase in direct costs was driven by an increase of $22.9 million in sub-contractor and other direct costs and $8.0 million in direct labor and associated fringe benefit costs. The increase in sub-contractor and other direct costs was primarily due to an increase in our work for our international government clients that rely on sub-contract labor, as well as an increase in events and media buys that took place during the three months ended September 30, 2021 compared to the same period in 2020.  Sub-contractor and other direct costs for the three months ended September 30, 2021 was 46.6% of total direct costs compared to 42.8% for the three months ended September 30, 2020. The increase in direct labor and associated fringe benefit costs for the three months ended September 30, 2021 was primarily driven by four additional working days in the third quarter of 2021 compared to 2020 in addition to increases in our work for our international government clients, with increases in headcounts and utilization as compared to the same period in 2020. Direct labor and fringe benefit costs for the three months ended September 30, 2021 was 53.4% of direct costs compared to 57.2% for the three months ended September 30, 2020. Direct costs as a percent of revenue were 64.5% for the three months ended September 30, 2021, compared to 62.0% for the three months ended September 30, 2020.

Indirect and selling expenses. Indirect and selling expenses for the three months ended September 30, 2021 were $99.9 million compared to $100.1 million for the three months ended September 30, 2020, a decrease of $0.2 million or 0.2%. The decrease in indirect and selling expenses was primarily due to a decrease in indirect labor and associated fringe benefit costs of $0.6 million offset a slight increase in general and administrative costs of $0.4 million. Indirect and selling expenses as a percent of revenue decreased to 25.4% for the three months ended September 30, 2021, compared to 27.8% for the three months ended September 30, 2020.

Depreciation and amortization. Depreciation and amortization was $4.7 million for the three months ended September 30, 2021 compared to $5.1 million for the three months ended September 30, 2020, a decrease of $0.5 million or 9.3%. The decrease in depreciation and amortization is the result of certain assets becoming fully depreciated and amortized.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2021 was $3.0 million compared to $3.5 million for the three months ended September 30, 2020. The $0.5 million decrease was primarily due to intangible assets associated with prior acquisitions becoming fully amortized offset by amortization of intangible assets acquired in our 2020 acquisition of ITG.

Operating Income. Operating income was $32.3 million for the three months ended September 30, 2021 compared to $28.3 million for the three months ended September 30, 2020, an increase of $4.0 million or 14.2%. The increase in operating income was largely due to an increase in revenue of $33.7 million offset by an increase direct costs of only $30.9 million. Operating income as a percentage of revenue was 8.1% for the three months ended September 30, 2021, compared to 7.8% for the three months ended September 30, 2020.

Interest expense. For the three months ended September 30, 2021 and 2020, interest expense was $2.6 million and $3.5 million resulting in a decrease of $0.9 million, or 26.9%. The decrease in interest expense was primarily due to our average debt balance of $341.0 million for the three months ended September 30, 2021 compared to our average debt balance of $439.6 million for the three months ended September 30, 2020.

Other income (expense). For the three months ended September 30, 2021, other income was less than $0.1 million compared to other expense of $0.2 million for the three months ended September 30, 2020. The change was primarily due to net unrealized and realized foreign currency gains and losses, net of the change in the value of foreign currency swaps, for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Provision for Income Taxes. For the three months ended September 30, 2021, provision for income taxes was $9.4 million compared to $6.7 million for the three months ended September 30, 2020, an increase of $2.7 million or 41.1%. The effective income tax rate for the three months ended September 30, 2021 and 2020 was 31.6% and 27.2%, respectively.  The increase in the effective income tax rate was primarily due to increased non-deductible executive compensation, valuation allowance on excess foreign tax credits and refinements to prior year provisions for return filings compared with 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Nine Months Ended September 30,				Nine Months Ended
	Dollars		Percentages		September 30, 2020 and 2021
(dollars in thousands)	2021	2020	2021	2020	Dollars	Percent
Revenue	$1,165,063	$1,072,540	100.0%	100.0%	$92,523	8.6%
Direct Costs	732,903	677,311	62.9%	63.2%	55,592	8.2%
Operating Costs and Expenses:
Indirect and selling expenses	316,100	302,649	27.1%	28.2%	13,451	4.4%
Depreciation and amortization	14,663	15,386	1.3%	1.4%	(723)	(4.7%)
Amortization of intangible assets	9,049	9,843	0.8%	0.9%	(794)	(8.1%)
Total Operating Costs and Expenses	339,812	327,878	29.2%	30.5%	11,934	3.6%
Operating Income	92,348	67,351	7.9%	6.3%	24,997	37.1%
Interest expense	(7,845)	(10,921)	(0.6%)	(1.0%)	3,076	(28.2%)
Other (expense) income	(382)	316	—	—	(698)	(220.9%)
Income before Income Taxes	84,121	56,746	7.3%	5.3%	27,375	48.2%
Provision for Income Taxes	25,068	14,607	2.2%	1.4%	10,461	71.6%
Net Income	$59,053	$42,139	5.1%	3.9%	$16,914	40.1%

Revenue. Revenue for the nine months ended September 30, 2021 was $1,165.1 million, compared to $1,072.5 million for the nine months ended September 30, 2020, representing an increase of $92.5 million or 8.6%. The increase in revenue was from U.S. federal government clients of $51.7 million, or 10.3%, international government clients of $46.3 million, or 76.1%, and U.S. state and local government clients of $4.4 million, or 2.6%, offset by a decrease of $9.9 million, or $2.9%, in revenue from commercial clients.  Revenue from U.S. federal government clients increased mainly from our health, education, and social program client market of $46.9 million, or 14.3%, and from energy, environment, and infrastructure client market of $7.3 million, or 8.3%, offset by a decrease of $2.5 million, or 3.0%, from our safety and security client market.  Our revenue from international government clients increased by $32.5 million, or 241.0%, and $12.9 million, or 30.6%, from our energy, environment, and infrastructure and our health, education, and social program client markets, respectively. U.S. state and local government revenue’s health, education, and social programs client market revenue increased by $16.4 million, or 40.1%, offset by decreases of $11.3 million, or 8.9%, and $0.7 million, or 49.0%, from energy, environment, and infrastructure and safety and security client markets, respectively.  The decrease in commercial revenue was primarily from the $29.1 million, or 64.8%, from our U.S. commercial health, education, and social program market and $1.5 million, or 7.4%, from our international commercial consumer and financial client market, offsetting increases of $11.5 million, or 5.9% and $7.0 million, or 12.8%, in the U.S. commercial energy, environment, and infrastructure and consumer financial client markets, respectively, and $2.4 million, or 10.0%, from our international commercial energy, environment, and infrastructure client market.

Direct Costs. Direct costs for the nine months ended September 30, 2021 was $732.9 million compared to $677.3 million for the nine months ended September 30, 2020, an increase of $55.6 million or 8.2%. The increase in direct costs was driven by an increase of $37.3 million in sub-contractor and other direct costs and $18.3 million in direct labor and associated fringe benefit costs. The increase in sub-contractor and other direct costs was primarily due to additional work for our international government clients and additional events and media buys occurring during the nine months ended September 30, 2021 compared to 2020. Sub-contractor and other direct costs as a percentage of total direct costs was 44.8% for the nine months ended September 30, 2021 compared to 43.0% for the nine months ended September 30, 2020.  Direct labor and associated fringe costs increased primarily due to additional headcounts and higher utilization from our employees in support of our work for our international government clients. Direct labor and fringe benefit costs for the nine months ended September 30, 2021 was 55.2% of direct costs compared to 57.0% for the nine months ended September 30, 2020. Direct costs as a percent of revenue decreased to 62.9% for the nine months ended September 30, 2021, compared to 63.2% for the nine months ended September 30, 2020.

Indirect and selling expenses. Indirect and selling expenses for the nine months ended September 30, 2021 were $316.1 million compared to $302.6 million for the nine months ended September 30, 2020, an increase of $13.5 million or 4.4%. The increase in indirect and selling expenses was primarily due to increases in indirect labor and associated fringe benefit costs of $9.6 million and $3.9 million in general and administrative expenses. The increase in indirect labor and associated fringe benefit costs was due to a slightly higher headcount at September 30, 2021. The main drivers for the increase in general and administrative expenses were increases to professional fees of $2.8 million and software licenses of $2.6 million, offset by decreases to facilities of $2.3 million and travel expense of $1.5 million. Indirect and selling expenses as a percent of revenue decreased to 27.1% for the nine months ended September 30, 2021, compared to 28.2% for the nine months ended September 30, 2020.

Depreciation and amortization. Depreciation and amortization was $14.7 million for the nine months ended September 30, 2021 compared to $15.4 million for the nine months ended September 30, 2020.  The $0.7 million decrease is the result of certain assets becoming fully depreciated and amortized.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2021 was $9.0 million compared to $9.8 million for the nine months ended September 30, 2020. The $0.8 million decrease was primarily due to reduced levels of amortization of intangible assets associated with prior acquisitions offset by amortization of intangible assets acquired in our 2020 acquisition of ITG.

Operating Income. Operating income was $92.3 million for the nine months ended September 30, 2021 compared to $67.4 million for the nine months ended September 30, 2020, an increase of $25.0 million or 37.1%. The change was largely due to an increase in revenue of $92.5 million, offset by an increase in direct costs of $55.6 million and indirect and selling expenses of $13.5 million. Operating income as a percentage of revenue increased to 7.9% for the nine months ended September 30, 2021, compared to 6.3% for the nine months ended September 30, 2020.

Interest expense. For the nine months ended September 30, 2021, interest expense was $7.8 million compared to $10.9 million for the nine months ended September 30, 2020, a decrease of $3.1 million or 28.2%. The decrease in interest expense was due to our average debt balance of $343.4 million during the nine months ended September 30, 2021 compared to $445.9 million during the same period in 2020.

Other (expense) income. For the nine months ended September 30, 2021 other expense was $0.4 million compared to other income of $0.3 million for the nine months ended September 30, 2020. The change was primarily due to net unrealized and realized foreign currency gains and losses, net of the change in the value of foreign currency swaps, for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

Provision for Income Taxes. For the nine months ended September 30, 2021, provision for income taxes was $25.1 million compared to $14.6 million for the nine months ended September 30, 2020, an increase of $10.5 million or 71.6%. The effective income tax rate for the nine months ended September 30, 2021 and 2020 was 29.8% and 25.7%, respectively. The increase in the effective income tax rate was primarily due to increased non-deductible executive compensation, valuation allowance on excess foreign tax credits, and refinement of our prior year state tax provision.

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

Service Revenue

Service revenue represents revenue less subcontractor and other direct costs, which, among other things, include third-party materials and travel expenses. Service revenue is not a recognized term under U.S. GAAP and should not be considered an alternative to revenue as a measure of operating performance. This presentation of service revenue may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe service revenue is a useful measure to investors since, as a consulting firm, a key source of our profit is revenue obtained from the services that we provide to our clients through our employees. For the three months ended September 30, 2021, service revenue was $275.6 million compared to $264.7 million for the three months ended September 30, 2020, an increase of $10.9 million or 4.1%. For the nine months ended September 30, 2021, service revenue was $836.5 million compared to $781.3 million, for the nine months ended September 30, 2020, an increase of $55.2 million or 7.1%.  Service revenue was 69.9% and 73.5% of total revenue for the three months ended September 30, 2021 and 2020, respectively, and 71.8% and 72.8% of total revenue for the nine months ended September 30, 2021 and 2020, respectively.

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Revenue	$394,060	$360,315	$1,165,063	$1,072,540
Subcontractor and other direct costs	(118,471)	(95,592)	(328,522)	(291,217)
Service revenue	$275,589	$264,723	$836,541	$781,323

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2021	2020	2021	2020
Net income	$20,390	$17,871	$59,053	$42,139
Other (income) expense	(81)	223	382	(316)
Interest expense	2,550	3,488	7,845	10,921
Provision for income taxes	9,406	6,668	25,068	14,607
Depreciation and amortization	7,680	8,654	23,712	25,229
EBITDA	39,945	36,904	116,060	92,580
Adjustment related to impairment of long-lived assets (1)	35	—	338	—
Special charges related to acquisitions (2)	3,261	11	3,410	1,953
Special charges related to severance for staff realignment (3)	335	847	1,144	3,695
Special charges related to facilities consolidations and office closures (4)	—	—	139	—
Special charges related to retirement of the former Executive Chair (5)	254	—	478	—
Total special charges	3,885	858	5,509	5,648
Adjusted EBITDA	$43,830	$37,762	$121,569	$98,228
(1)	Adjustment related to impairment of long-lived assets: We recognized impairment expense of $0.3 million in the first quarter of 2021 related to impairment of a right-of-use lease asset.
(2)

Special charges related to acquisitions: These costs consist primarily of consultants and other outside third-party costs and integration costs associated with an acquisition and/or a potential acquisition.

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

(5)

Special charges related to retirement of the former Executive Chair: As a result of the employment agreement, the departing officer was able to maintain certain equity awards beyond his date of employment. The 2019 and 2020 equity awards held by the former Executive Chair were updated for a change in the performance factor.

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

The following table presents a reconciliation of diluted EPS to non-GAAP diluted EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Diluted EPS	$1.07	$0.94	$3.10	$2.20
Adjustment related to impairment of long-lived assets	—	—	0.02	—
Special charges related to acquisitions	0.17	—	0.18	0.10
Special charges related to severance for staff realignment	0.02	0.04	0.06	0.19
Special charges related to facilities consolidations and office closures	—	—	0.01	—
Special charges related to retirement of the former Executive Chair	0.01	—	0.03	—
Amortization of intangibles	0.16	0.18	0.47	0.52
Income tax effects (1)	(0.11)	(0.06)	(0.23)	(0.20)
Non-GAAP EPS	$1.32	$1.10	$3.64	$2.81
(1)

Income tax effects were calculated using an effective U.S. GAAP tax rate of 31.6% and 27.2% for the three months ended September 30, 2021 and 2020, respectively, and 29.8% and 25.7% for the nine months ended September 30, 2021 and 2020, respectively.

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

Financial Condition. There were several changes in our consolidated balance sheet as of September 30, 2021 compared to the consolidated balance sheet as of December 31, 2020.  The more significant changes are discussed below.

Cash and cash equivalents decreased to $7.9 million as of September 30, 2021, from $13.8 million on December 31, 2020 and restricted cash decreased to $34.4 million as of September 30, 2021 from $68.1 million on December 31, 2020. These balances and the changes to the balances of cash and cash equivalents and restricted cash are further discussed in “Cash Flow” below and discussed in “Note 2—Restricted Cash” in the “Notes to Consolidated Financial Statements.”

Contract receivables, net of allowance for credit losses, as of September 30, 2021 decreased to $215.3 million compared to $222.9 million on December 31, 2020, primarily due to our collection efforts as well as the timing of our billings. Contract receivables are a significant component of our working capital and may be favorably or unfavorably impacted by our collection efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients. Contract assets and contract liabilities represent revenue in excess of billings and billings in excess of revenue, respectively, both of which generally arise from revenue recognition timing and contractually stipulated billing schedules or billing complexity. At September 30, 2021, contract assets and contract liabilities were $154.8 million and $38.1 million, respectively, compared to $143.4 million and $42.1 million, respectively, at December 31, 2020.

We evaluate our collections efforts using the days-sales-outstanding ratio (“DSO”), which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities), by revenue per day for the trailing 90-day period. DSO was 76 days for the quarter ended September 30, 2021 compared to 83 days for the quarter ended September 30, 2020. We continue to be impacted by the Puerto Rico disaster relief and rebuild efforts which have complex reporting and billing requirements and have been slow to pay our invoices. The DSO, excluding the Puerto Rico disaster relief and rebuild efforts, was 70 days for the quarter ended September 30, 2021 compared to 71 days for the quarter ended September 30, 2020.

Goodwill, as discussed in “Note 4—Goodwill” in the “Notes to Consolidated Financial Statements” in this Quarterly Report, increased slightly due to the impact of foreign currency translation. Other intangible assets decreased to $50.8 million at September 30, 2021 from $59.9 million on December 31, 2020 due to continued amortization of intangible assets related to prior acquisitions that we had made.

The decrease in right-of-use assets and lease liabilities are primarily due to the amortization of right-of-use assets and operating lease liabilities through rent payments. During the nine months ended September 30, 2021, we incurred a $0.3 million charge for the impairment of a lease for our discontinued use of the property in our operations and in anticipation of subleasing the property. While we believe that the property will be subleased to a new tenant, we may incur additional impairment charges in the event of a delay in subleasing the space or a tenant cannot be found.

Long-term debt (exclusive of unamortized debt issuance costs) decreased to $281.8 million on September 30, 2021 from $315.8 million on December 31, 2020, primarily due to the net repayments on our Credit Facility. The average debt balances on the Credit Facility for the three months ended September 30, 2021 and 2020 were $341.0 million and $439.6 million, respectively, and $343.4 million and $445.9 million for the nine months ended September 30, 2021 and 2020, respectively. The average interest rate on the Credit Facility, excluding any fees and unamortized debt issuance costs, for the three months ended September 30, 2021 and 2020 was 1.6% and 2.1%, respectively, and 1.7% and 2.5% for the nine months ended September 30, 2021, respectively. We generally utilize cash flow from operations as our primary source of funding and turn to our Credit Facility to fund any temporary fluctuations, such as increases in contract receivables, reductions in accounts payable and accrued expenses, purchase of treasury stock, payment of declared dividends, additional capital expenditures, and to meet funding requirements for new acquisitions.

The decrease in accumulated other comprehensive loss of $1.2 million, net of taxes, was driven by $1.7 million change before taxes in the value of certain foreign currencies relative to the U.S. dollar (primarily the British Pound, Euro and Canadian dollar), and $0.5 million in gains from the previous sale of an interest rate hedge reclassified to income, offset by a change of $1.5 million in the fair value of the interest rate hedging instruments, before taxes, and $2.8 million in losses reclassified to comprehensive income related to hedging instruments, before taxes. The net tax effects of the transactions totaled $0.8 million.  See “Note 10—Accumulated Other Comprehensive Loss” in the “Notes to Consolidated Financial Statements.”

We have entered into floating-to-fixed interest rate swap agreements (the “Swaps”) with expiration dates through August 2023 and February 2025 for a total notional amount of $200.0 million in order to hedge a portion of our floating rate Credit Facility. As of September 30, 2021, the fair value of the Swaps was an unrealized loss of $6.6 million, before tax, and is included in current and long-term liabilities. See “Note 8—Derivative Instruments and Hedging Activities” and “Note 16—Fair Value” in the “Notes to Consolidated Financial Statements.”  On a quarterly basis, management evaluates the Swaps to determine their effectiveness and record the change in fair value of the Swaps as an adjustment to accumulated other comprehensive loss. Management intends that the Swaps remain effective.

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

Share Repurchase Program. The objective of the share repurchase program has been to offset dilution resulting from employee stock compensation. We meet our objective to offset dilution via our 10b5-1 and 10b-18 trading plans. In September 2017 the board of directors approved a share repurchase program that authorizes share repurchases in the aggregate up to $100.0 million. Our total repurchases are also limited by the Credit Facility as described in “Note 15—Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.  Our overall repurchase limit is the lower of the amount imposed by our board of directors and by the Credit Facility.  Previously, purchases under the repurchase program would be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. On January 11, 2021, we approved an updated Rule 10b5-1 plan element of the share repurchase program, as part of our normal process, which commenced in January 2021. The purchases are funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. During the nine months ended September 30, 2021, we repurchased 173,000 shares under this program at an average price of $85.21 per share. The Credit Facility permits unlimited share repurchases, provided our Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.50 to 1.00. As of September 30, 2021, $31.3 million remained available for share repurchases under the Credit Facility.

Dividends.  Cash dividends declared thus far in 2021 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 25, 2021	$0.14	March 26, 2021	April 13, 2021
May 4, 2021	$0.14	June 11, 2021	July 14, 2021
August 3, 2021	$0.14	September 10, 2021	October 13, 2021
November 2, 2021	$0.14	December 10, 2021	January 12, 2022

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended
	September 30,
(in thousands)	2021	2020
Net Cash Provided by Operating Activities	$64,763	$95,171
Net Cash Used in Investing Activities	(12,279)	(266,000)
Net Cash (Used in) Provided by Financing Activities	(91,668)	172,707
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(501)	(123)
(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	$(39,685)	$1,755

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered.

Operating activities provided $64.8 million in cash for the nine months ended September 30, 2021 compared to $95.2 million for the nine months ended September 30, 2020. The decrease in cash flows from operations for the nine months ended September 30, 2021 compared to the prior year was primarily due to higher billings and lower cash collections of our receivables, payment of employer’s Social Security tax, offset by an increase in net income, inclusive of adjustments for non-cash expenses, and lower net use of cash for our payables, expenses, and vendor payments.

Investing activities used cash of $12.3 million for the nine months ended September 30, 2021, compared to $266.0 million for the nine months ended September 30, 2020. Our cash flows used in investing activities during the nine months ended September 30, 2021 were for capital expenditures for property and equipment and capitalized software, and for the nine months ended September 30, 2020 we used $253.1 million for payments of a business acquisition, net of cash acquired, and $12.9 million for capital expenditures for property and equipment and capitalized software.

Our cash flows provided by financing activities consists primarily of debt and equity transactions. For the nine months ended September 30, 2021, cash flows used in financing activities was $91.7 million, consisting of net cash payments to our Credit Facility totaling $33.9 million, net payments of restricted contract funds of $33.2 million, net payments for stock issuances and buybacks of $18.7 million, primarily representing shares repurchased under our share repurchase program, payments of cash dividends totaling $7.9 million, and payments on business acquisition liabilities of $0.7 million, offset by proceeds from exercises of stock options of $2.8 million. For the nine months ended September 30, 2020, cash flows provided by financing activities was $172.7 million, primarily from cash provided by net advances on our Credit Facility of $209.6 million to fund the ITG acquisition, offset by cash used for net payments for stock issuances and buybacks of $23.2 million, primarily representing shares repurchased under our share repurchase program, payments of cash dividends totaling $7.9 million, payment of debt issuance costs of $2.1 million, payment on business acquisition liabilities of $1.9 million, and payment of capital expenditure obligations of $1.7 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for the three months ended September 30, 2021:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
July 1 - July 31	—	$—	—	$31,356,499
August 1 - August 31	3,654	$90.45	—	$31,356,499
September 1 - September 30	—	$—	—	$31,356,499
Total	3,654	$90.45	—

(1)

The total number of shares purchased of 3,654 include shares purchased from employees to pay required withholding taxes related to the settlement of any restricted stock units in accordance with our applicable long-term incentive plan.

(2)	During the three months ended September 30, 2021, we repurchased 3,654 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $90.45 per share.
(3)

The current share repurchase program authorizes share repurchases in the aggregate up to $100.0 million, not to exceed the amount allowed under the Credit Facility. During the three months ended September 30, 2021, we did not repurchase any shares under the stock repurchase program.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

November 3, 2021	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2021	By:	/s/ Bettina Welsh
Bettina Welsh
Senior Vice President and Chief Financial Officer (Principal Financial Officer)