Form 10-K
period 2021-12-31
ICF International, Inc.
filed 2022-02-25
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,592 million based upon the closing price per share of $87.86, as quoted on the NASDAQ Global Select Market on June 30, 2021. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 18, 2022, 18,766,657 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).
Auditor Firm Id:	248	Auditor Name:	GRANT THORNTON LLP	Auditor Location:	Arlington, Virginia

Part III incorporates information by reference from the Proxy Statement for the 2022 Annual Meeting of Stockholders expected to be held in June 2022.

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

•	Results of routine and non-routine government audits and investigations;
•	Dependence of our commercial work on certain sectors of the global economy that are highly cyclical;
•	Failure to receive the full amount of our backlog;
•	Risks inherent in being engaged in significant and complex disaster relief efforts and grants management programs involving multiple tiers of government in very stressful environments;
•	Difficulties and challenges in integrating our acquisitions;
•	Risks resulting from expanding our service offerings and client base;
•	Acquisitions we undertake may fail to perform as expected, increase our liabilities, and/or reduce our earnings;
•	The lawsuit filed by the State of Louisiana seeking approximately $220.2 million in alleged overpayments from the Road Home contract; and
•	Additional risks as a result of having international operations.

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

COMPANY OVERVIEW

ICF International, Inc. was formed in 1999 as a Delaware limited liability company under the name ICF Consulting Group Holdings, LLC. It was formed to purchase our principal operating subsidiary, which was founded in 1969, from a larger services organization. We converted to a Delaware corporation in 2003 and changed our name to ICF International, Inc. in 2006. We completed our initial public offering in September 2006.

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

We perform work for both government and commercial clients. Our government clients include U.S. federal agencies, state and local governments, as well as governments outside the U.S. Our commercial clients include both U.S. and international clients. Our clients utilize our services because we offer a combination of deep subject matter expertise, technical solutions, and institutional experience which contribute to our solutions being beneficial. We believe that our domain expertise and the program knowledge developed from our advisory engagements further position us to provide our full suite of services.

We report operating results and financial data in one operating and reportable segment. We generated revenue of $1,553.0 million, $1,506.9 million, and $1,478.5 million during the years ended December 31, 2021, 2020, and 2019, respectively. Our total backlog was approximately $3,198.9 million, $2,897.6 million, and $2,402.7 million at December 31, 2021, 2020, and 2019, respectively.

As of December 31, 2021, we had approximately 7,700 full and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our 53 regional offices throughout the U.S., and 24 offices outside the U.S., including offices in the United Kingdom (“U.K.”), Belgium, China, India and Canada.

OUR COMPANY INFORMATION

Our principal executive office is currently located at 9300 Lee Highway, Fairfax, Virginia 22031, and our telephone number is (703) 934-3000. We intend to transfer our principal executive office to 1902 Reston Metro Plaza, Reston, Virginia 20190 by the end of 2022.  We maintain an internet website at www.icf.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC also maintains an internet website that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

MARKET OPPORTUNITY, SERVICES, AND SOLUTIONS

Complex, long-term market factors, which include geopolitical, environmental and demographic trends, are changing the way people live and their priorities and the way government and industry operate and interact. We are all affected not only by the increasing breadth and invasiveness of change, but also by its velocity. These factors have significant impacts on the markets in which our clients operate.

In addition to these market-based factors, developments across all of our markets are increasing the demand for advisory services that drive our business. These trends include increased government focus on environmental initiatives; efficiency and mission performance management; generational changes; the emphasis on transparency and accountability; and an increased demand for combining domain knowledge of client mission and programs with innovative technology-enabled solutions. We see growth opportunities for technology-based solutions involving analytics, digital services and strategic communications across all of our markets.

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

Our future results will depend on the success of our strategy to capitalize on our competitive strengths, including our success in maintaining our long-standing client relationships, to seek larger engagements across the program life cycle and to complete and successfully integrate strategic acquisitions. We will continue to focus on: building scale in vertical and horizontal domain expertise; developing business with both our government and commercial clients; and replicating our business model geographically in selected regions of the world. In doing so, we will continue to evaluate strategic acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific markets and/or geographies.

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

Energy, Environment, and Infrastructure

For decades, we have advised on energy and environmental issues, including the impact of human activity on natural resources, and have helped develop solutions for infrastructure-related challenges. In addition to addressing government policy and regulation in these areas, our work focuses on industries that are affected by these policies and regulations, particularly those industries most heavily involved in the use and delivery of energy. Significant factors affecting suppliers, users, and regulators of energy are driving private and public sector demand for professional services firms, including:

•	Changing power markets, increasingly diverse sources of supply including distributed energy resources and an increased demand for more carbon-free sources of energy and/or energy storage;
•	The changing role of the U.S. in the world’s energy markets;
•	Ongoing efforts to upgrade energy infrastructure to meet new power, transmission, environmental, and cybersecurity requirements and to enable more distributed forms of generation;
•	Changing public policy and regulations surrounding the modernization of and investment in an upgraded energy infrastructure, including new business models that may accompany those changes;
•	The need to manage energy demand and increase efficient energy use in an era of environmental concerns, especially regarding carbon and other emissions; and
•	The disruption of global energy markets and supplies, involving natural gas in particular, that would evolve from continuing or heightened unrest associated with Ukraine and Russia.

We assist energy enterprises worldwide in their efforts to analyze, develop, and implement strategies related to their business operations and the interrelationships of those operations with the environment and applicable government regulations. We utilize our policy expertise, deep industry knowledge, and proprietary modeling tools to advise government and commercial clients on key topics related to electric power, traditional fuels, and renewable sources of energy. Our areas of expertise include power market analysis and modeling, transmissions analysis, flexible load and distribution system management, electric system reliability standards, energy asset valuation and due diligence, regulatory and litigation support, fuels market analysis, air regulatory strategy, and renewable energy and green power.

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

We also have decades of experience in designing, evaluating, and implementing environmental policies and environmental compliance programs for transportation (including aviation) and other infrastructure projects. A number of key issues are driving increased demand for the services we provide in these areas, including:

•	Increased focus on the proper stewardship of natural resources;
•	Changing precipitation patterns and drought that is affecting water infrastructure and availability;
•	Aging water, energy, and transportation infrastructure, particularly in the U.S.;
•	The increasing exposure of infrastructure to damage and interference by severe weather events influenced by a changing climate, and therefore the need to become more resilient to those effects;
•	Past under-investment in transportation infrastructure that was recently the center of the Infrastructure and Jobs Act passed by the Biden administration on November 15, 2021;
•

The increasing demand for businesses to respond to climate change and similar “ESG” priorities being championed not only by the public sector, but also by investors, financing sources, business organizations, and proxy advisory firms; and

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

Health, Education, and Social Programs

We also apply our expertise across our full suite of services in the areas of health, education, and social programs. We believe that a confluence of factors will drive an increased need for public and private focus on these areas, including, among others:

•	Weaknesses in our healthcare delivery systems exposed by COVID-19 and its variants;
•	Expanded healthcare services to underserved portions of the population;
•	Rising healthcare expenditures, which require the evaluation of the effectiveness and efficiency of current and new programs;
•	Rampant substance abuse and widespread social and health impacts of the opioid abuse epidemic;
•	The emphasis on improving the effectiveness of the U.S. and other countries’ educational systems;
•	The need to digitally transform and modernize the technology infrastructure underpinning government operations;
•	The need for greater transparency and accountability of public sector programs;
•	A continued high need for social support systems, in part due to an aging population;
•	The need to prepare for and recover from natural disasters such as hurricanes, wildfires, and earthquakes;
•	The perceived declining performance of the U.S. educational system compared to other countries;
•	A changing regulatory environment; and
•	Military personnel returning home from active duty with health and social service needs.

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

In the area of public health, we support many agencies and programs within the U.S. Department of Health and Human Services (“HHS”), including the National Institutes of Health (the “NIH”) and the Centers for Disease Control and Prevention (the “CDC”), by conducting primary data collection and analyses, assisting in designing, delivering and evaluating programs, managing technical assistance centers, providing instructional systems, developing information technology applications, and managing information clearinghouse operations. Our 2021 acquisition of ESAC brought a strong team with deep expertise in bioinformatics to further extend our capabilities in this arena. Increasingly, we provide multichannel communications and messaging for public health programs using capabilities similar to those used to provide marketing services to our commercial clients. We also provide training and technical assistance for early care and educational programs (such as Head Start), and health and demographic surveys in developing countries for the U.S. Department of State (the “DoS”). In the area of social programs, we provide extensive training, technical assistance, and program analysis and support services for a number of the housing and disaster recovery programs of the U.S. Department of Housing and Urban Development (“HUD”) and state, territorial, and local governments. In addition, we provide research, program design, evaluation, and training for educational initiatives at the federal and state level. We provide similar services to a variety of U.K. ministries, as well as several Directorates-General of the European Commission.

Across all of the areas described above, in Energy, Environment, and Infrastructure as well as Health and Social Programs, we assist our clients in their growing efforts to ensure equity in their program operations, whether it is with an environmental justice or a health equity focus or some other perspective depending on the program being delivered.

Safety and Security

Safety and security programs continue to be a critical priority of the federal government, state and local governments, international governments (especially in Europe), and in the commercial sector. We believe we are positioned to meet the following key safety concerns:

•	Vulnerability of critical infrastructure to cyber and terrorist threats;
•	Increasing risks to enterprises’ reputations in the wake of a cyber-attack;
•	Broadened homeland security concerns that include areas such as health, food, energy, water, and transportation;
•	Reassessment of the emergency management functions of homeland security in the face of natural disasters;
•	Safety issues around crime and at-risk behavior;
•	Increased dependence on private sector personnel and organizations in emergency response;
•	The need to ensure that critical functions and sectors are resilient and able to recover quickly after attacks or disasters in either the physical or cyber realms; and
•	The challenges resulting from changing global demographics.

These security concerns create demand for government programs that can identify, prevent, and mitigate key cybersecurity issues and the societal issues they cause.

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about: clean energy and energy efficiency; health promotion, treatment, and cost control; the means by which healthcare can be delivered effectively on a cross-jurisdictional basis; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Harvey, Ida, Irma, Maria, Laura and Michael) that devastated communities in Texas, Florida, North Carolina, Louisiana, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts.  We believe our prior experience with disaster relief and rebuild efforts, including those from Hurricanes Katrina and Rita and Superstorm Sandy, puts us in a favorable position to provide recovery and housing assistance, and environmental and infrastructure solutions, including disaster mitigation, on behalf of federal departments and agencies, state, territorial and local jurisdictions, and regional agencies.

In addition, the U.S. Department of Defense (“DoD”) is undergoing major transformations in its approach to strategies, processes, organizational structures, and business practices due to several complex, long-term factors, including:

•	The changing nature of global security threats, including cybersecurity threats;
•	Family issues associated with globally-deployed armed forces;
•	The increasing use of commercial cloud computing infrastructure and services to support the DoD enterprise; and
•	The increasing need for real-time information sharing and the global nature of conflict arenas.

We provide key services to DoD, the U.S. Department of Homeland Security (“DHS”), the U.S. Department of Justice (“DoJ”), and analogous Directorates-General at the European Commission. We support DoD by providing high-end strategic planning, analysis, and technology-based solutions around cybersecurity. We also provide the defense sector with critical infrastructure protection, environmental management, human capital assessment, military community research, and technology-enabled solutions.

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

Consumer and Financial

In the area of consumer and financial, some of the long-term market factors that we believe will have an impact on our clients include:

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

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly educated professional staff with deep subject matter knowledge

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs across our clients’ markets. Our thought leadership is based on years of training, experience, and education. We are able to apply our in-depth knowledge of our subject matter experts and our experience developed over 45 years of providing advisory services to address the problems and issues our clients are facing. As of

December 31, 2021, approximately 40% of our benefits-eligible staff held post-graduate degrees in diverse fields such as the social sciences, business and management, physical sciences, public policy, human capital, information technology, mathematics, engineering, planning, economics, life sciences, and law. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

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

Our technology-enabled solutions are driven by our subject matter expertise and creativity

Government and commercial decision-makers have become increasingly aware that, to be effective, technology-based solutions need to be seamlessly integrated with people and processes. We possess strong knowledge in information technology and a thorough understanding of organizational behavior and human decision processes. In addition, as a result of our acquisitions of Incentive Technology Group, LLC (“ITG”) in January 2020 and Creative Systems and Consulting (“Creative Systems”) in December 2021, we have strong partnerships and experience in cloud-based technology platforms that are central to our federal government clients’ technology modernization agendas. This combination of skills, along with our domain knowledge, allows us to deliver technology-enabled solutions tailored to our clients’ business and organizational needs with less start-up time required to understand client issues. In addition, many of our clients seek to deploy cutting-edge solutions to communicate and transact with citizens, stakeholders, and customers in a multichannel environment, and doing so takes both our constantly refreshed technical know-how and world-class creativity.

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

We are led by an experienced management team

Our management team, consisting of 273 officers with the title of vice president or higher, possesses extensive industry experience and had an average tenure of 14.6 years with us as of December 31, 2021 (including prior service with companies we have acquired). This low turnover allows us to retain institutional knowledge. Our managers are experienced both in marketing efforts and in successfully managing and executing our key services. Our management team also has experience in acquiring other businesses and integrating those operations with our own. A number of our managers are industry-recognized thought leaders. We believe that our management’s successful past performance and deep understanding of our clients’ needs have been and will continue to be differentiating factors in competitive situations.

We have a broad global presence

We serve our clients with a global network of 53 regional offices throughout the U.S., and 24 offices in key markets outside the U.S., including offices in the U.K., Belgium, China, India, and Canada. Our global presence also gives us access to many of the leading experts on a variety of issues from around the world, allowing us to expand our knowledge base and areas of functional expertise. Over the past year, we worked in dozens of countries, helping government and commercial clients with energy, environment, infrastructure, healthcare, marketing, interactive technology/e-commerce, and air transport matters. Although international operations present challenges in the form of inconsistent legal systems, differing levels of intellectual property protection, and trade regulation issues, we believe our international operations will continue to play a significant role in our clients’ operations and in our platform.

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

We view the energy industry as a particularly attractive sector for us over the next decade due to concerns over controlling energy costs and limiting climate and environmental impacts, increased state and federal regulation, the need for cleaner and more diverse sources of energy, and the concomitant need for infrastructure to transport/transmit, store, and/or convert those new energy sources. We also believe the combination of our vertical domain expertise with our digital marketing expertise makes us a provider of choice for high value-added assignments in that arena. Although we believe the utility industry will continue to be a strong market for advisory services, particularly in light of the changing focus on regulatory actions and alternative energy sources, we intend to leverage our existing relationships and institutional expertise to pursue and capture additional, typically higher-margin opportunities. For example, we believe we can continue to expand our program and technology-based services in areas such as assisting with the implementation of energy efficiency programs, electrification and decarbonization initiatives, information technology applications, and environmental management services for larger utilities. The growth of interest in sustainability and energy efficiency issues has created opportunities to offer these types of services to new clients beyond our traditional sectors. We believe these factors, coupled with our expansive national and global footprint, will result in a greater number of engagements that will also be larger in size and scope.

We expect that interest in energy advisory services will continue to expand as clients in a number of industries, including information service providers and companies engaged in travel and tourism, seek to better understand their energy consumption options and the positive benefits of demonstrating environmental stewardship.

Our broad range of services to the aviation industry makes us well positioned to capitalize on significant industry changes, including recovery from COVID-19-induced demand shocks; substantial airline equipment upgrades to newer, more efficient aircraft models in a cost-constrained environment; testing and adoption of Sustainable Aviation Fuels (“SAF”); and changes to airport business models and strategy as they place increasing importance on passenger experience.

Our engagement services, including marketing, interactive technology, and strategic communications offerings, are well-positioned to support the continuing growth of multichannel engagement and e-commerce. We have broadened our client offerings, particularly in the areas of content management, marketing and digital services. We can now offer complete end-to-end solutions for chief marketing officers, chief communications officers, and chief technology officers as they invest in digital marketing platforms and solutions. We deliver cutting-edge digital strategy support, as well as creative services, that help brands, products and services succeed in a crowded marketplace. As a means of more comprehensively communicating and delivering our engagement services to customers in both the private and public sectors, we created ICF Next, an umbrella under which all of our engagement capabilities can be integrated, communicated, and delivered to clients.

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

Strengthen our technology-based offerings

We continue to strengthen our services in the fields of content and customer relationship management, loyalty marketing, and end-to-end e-commerce. In early 2020 we acquired ITG, which materially increased our skills and market presence in IT modernization, including the use of popular cloud-based platforms to modernize legacy IT systems. In December 2021 we followed with the acquisition of Creative Systems, further extending our cloud platform and open-source technology implementation skills. We are positioned to increase these services by expanding the technological underpinnings of our business, while bringing cloud, business process automation, data management and analytics offerings, to our clients to better link them with citizens, consumers and other stakeholders.

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

Defend, expand, and deepen our presence in core U.S. federal and state and local government markets

Changing and somewhat unpredictable political priorities at the U.S. federal, state, and local government levels have created challenging market conditions for all competitors in the government services sector. However, we believe that the Biden administration provides renewed opportunities for growth in many of the government mission areas, such as efforts to address infrastructure issues with the passing of the Infrastructure Investment and Jobs Act in 2021, where we have expertise and long-standing relationships. We will focus not only on defending our current market footprint, but also on innovating to continue expanding across key growth markets, such as U.S. federal government energy- and climate-related programs, reengineering of U.S. public health and research efforts, and cybersecurity initiatives, digital services, and disaster recovery work for state and local governments. We will continue to provide innovative solutions that help our public sector clients do more with less. We will specifically target deeper penetration of those agencies that currently procure services only from one or two of our service areas, and our acquisition of ITG in January 2020 and recent acquisition of Creative Systems in December 2021, which provides us with strong skills and market presence in technology modernization, will provide additional capabilities in this effort. We believe we can leverage many of our long-term client relationships by introducing these existing clients, where appropriate, to our other services in order to better meet their needs. For example, we introduce many of our advisory clients to our capabilities to provide associated information technology, cybersecurity, large-scale program management, and strategic communications and digital services. We can also offer clients our extensive performance measurement, program evaluation, and performance management services. Finally, having 53 offices across the U.S allows us to focus more of our business development efforts on addressing the needs of U.S. federal and state and local government agencies with operations outside of the Washington, D.C. metropolitan area.

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

Pursue strategic acquisitions

We plan to augment our organic growth with selective, strategic acquisitions when the target company will enable us to obtain new clients, increase our presence in attractive markets, and/or obtain capabilities that complement our existing portfolio of services, provided that the target company has a cultural compatibility and we expect that the acquisition will have a positive financial impact. Our acquisitions of ITG in 2020 and ESAC and Creative Systems in 2021 are examples of this approach, both in the capabilities they bring and in the alignment of their client footprint to ours.

These elements of our strategy permeate all of the Company and influence our day-to-day decisions. We believe that, collectively, they support the overall long-term growth of the organization.

CLIENT AND CONTRACT MIX

Government clients (including U.S. federal, state and local, as well as international, governments) accounted for approximately 71%, 65%, and 65% of our 2021, 2020, and 2019 revenue, respectively.  Commercial clients (including U.S. and international clients) accounted for approximately 29%, 35%, and 35% of our 2021, 2020, and 2019 revenue, respectively. Our clients span a broad range of civilian and defense agencies and commercial enterprises. Commercial clients include non-profit organizations and universities, while government clients include the World Bank and the United Nations. In general, a client is considered to be a government client if its primary funding is from a government agency or institution. If we are a subcontractor, we classify the revenue based on the nature of the ultimate client receiving the services.

In fiscal years 2021 and 2020, our largest three government clients by revenue were HHS, DoD, and DoS. In fiscal year 2019, as a result of the addition of a large disaster recovery assignment in Puerto Rico, our four largest government clients were HHS, DoD, the Commonwealth of Puerto Rico, and DoS. The percentage of our total revenue from the government clients are as follows:

	Year ended December 31,
	2021	2020	2019
Department of Health and Human Services	20%	17%	16%
Department of Defense	5%	6%	6%
Department of State	5%	5%	4%
Commonwealth of Puerto Rico	3%	4%	8%
Total	33%	32%	34%

There was no commercial client with revenue equal to or greater than seven percent of our total revenue for the fiscal years 2021, 2020, or 2019.

Most of our revenue is derived from prime contracts in which we work directly for the end customer, which accounted for approximately 91%, 92%, and 92% of our revenue for 2021, 2020, and 2019, respectively.

Our contract periods typically extend from one month to five years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. In 2021, 2020, and 2019, no single contract accounted for more than 2%, 5%, and 9% of our revenue for those years, respectively. Our 10 largest contracts by revenue collectively accounted for approximately 14%, 19%, and 20% of our revenue in 2021, 2020, and 2019, respectively.

International revenues (both government and commercial) increased by $47.0 million to $202.9 million for the year ended December 31, 2021 compared to $155.9 million for the year ended December 31, 2020. This increase was primarily the result of additional work for our government clients in Europe and the U.K.

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

Our funded and estimates of unfunded and total backlog were as follows at December 31:

	2021	2020	2019
	(in millions)
Funded	$1,593.5	$1,522.3	$1,268.4
Unfunded	1,605.4	1,375.3	1,134.3
Total backlog	$3,198.9	$2,897.6	$2,402.7

Our backlog does not include the funded and unfunded amounts from Creative Systems which we acquired on December 31, 2021. There were no awards included in our 2021, 2020 or 2019 backlog amounts that were under protest.

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

COMPETITION

We operate in a highly competitive and fragmented marketplace and compete against a number of firms in each of our clients’ key markets. Some of our principal competitors include: Abt Associates Inc.; AECOM Technology Corporation; Booz Allen Hamilton Holding Corporation; CACI International Inc.; Cambridge Systematics, Inc.; CRA International, Inc.; Deloitte LLP; Eastern Research Group, Inc.; Cardno ENTRIX, Inc.; Guidehouse; L-3 Harris Technologies, Inc.; Leidos Holdings, Inc.; Lockheed Martin Corporation; ManTech International Corporation;  Northrop Grumman Corporation; Omnicom Group Inc.; PA Consulting Group; Publicis Group; Science Applications International Corporation; Research Triangle Institute; Tetra Tech Inc.; Westat, Inc., and WPP Plc. In addition, we have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Some of our competitors are significantly larger than we are and have greater access to resources and stronger brand recognition than we do.

We consider our principal competitive discriminators to be long-standing client relationships, good reputation and past performance of the firm, client references, technical knowledge and industry expertise of employees, quality of services and solutions, scope and scale of our service offerings, and pricing.

INTELLECTUAL PROPERTY

We own a number of trademarks, copyrights, and internally-developed software that help maintain our business and competitive position. Sales and licenses of our intellectual property do not currently comprise a substantial portion of our revenue or profit. We rely on the technology and models, proprietary processes, and other intellectual property we own or have rights to use in our analyses and other work we perform for our clients. We use these innovative, and often proprietary, software, analytical models and tools throughout our service offerings. Our staff regularly maintains, updates, and improves these software, models, and tools based on our corporate experience. In addition, we sometimes retain limited rights in software applications we develop for clients. We use a variety of means to protect our intellectual property.

HUMAN CAPITAL

As a professional and technology services and solutions company, our success depends substantially on attracting, developing and retaining a workforce that is highly qualified, provides excellent, effective and efficient performance, and is reflective of the communities we serve. To support these objectives, our human resources programs are designed to attract, develop and retain talent that represents a high-performing, diverse workforce;

develop those persons to prepare them for critical roles; reward and support employees through pay, benefit and perquisite programs that we believe are competitive; and evolve and invest in technology, tools, and resources to enable employees at work.

We employ approximately 7,700 employees, 88% of whom are full-time. These employees hold among them more than 3,000 advanced post-graduate’s degrees in a wide range of fields that confer the expertise needed to deliver services and solutions to our clients. Historically, we experience employee voluntary turnover that is consistently below industry benchmarks.  For 2021, our overall company turnover was 22.9%, and our core business turnover was 21.1% despite talent market movement seen across the industry.

Our learning and development programs continue to have a positive business impact and support career growth and mobility due to our innovative virtual program design & delivery. We delivered our core blended digital and instructor-led programs to build leadership, diversity and inclusion, people management, project management, client relationships, finance, technology and innovation skills to over 2,500 employees. An additional 3,900 employees self-enrolled for digital learning in self-paced programs. We featured quarterly diversity and inclusion micro-learning courses on the pillars of inclusive cultures, available to all employees, and MentorConnect, our formal mentorship program which has 379 mentor/mentee relationships.  Wherever possible we promote from within, and in 2021 we promoted 14.4% of our employees. Our training attained an overall satisfaction rating of 92.7% for 2021.

Making our company a welcoming and professionally rewarding workplace for all is a fundamental goal of our approach to diversity, equity, and inclusion. In 2021, we created eight employee community networks to foster support, networking, mentoring, professional development, community outreach, and business impact. Our Asian, Black, Diverse Abilities, First Nations Indigenous People, Hispanic/Latinx, LGBTQIA+, Women, and Veterans Employee Community Networks are community networks for all employees and allies. We also continued our history of gender equity with 56% of our employees identifying as female. Within our U.S. employees 34% classify themselves as non-white and 11% as Black. Of our managers, 53% are female, and of the Executive Leadership Team, 42% are female or minority.

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

Budget compromises that may be needed for future fiscal years may continue to be extraordinarily difficult given the complicated grassroots political environment, a closely divided Congress, an increasing federal deficit and debt load, the continuing COVID-19 pandemic due to emerging variants, and a challenged economy.

The budgets of many of our state and local government clients are also subject to similar divisions and similar risks and uncertainties as are inherent in the federal budget process.

Government spending priorities may change in a manner adverse to our business.

We derived approximately 47%, 44%, and 38% of our revenue in 2021, 2020, and 2019, respectively, from contracts with federal government clients, and approximately 24%, 21%, and 27% of our revenue from contracts with state and local governments and international governments in 2021, 2020, and 2019, respectively. Expenditures by our federal government clients may be restricted or reduced by Administration or Congressional actions, by action of the Office of Management and Budget, by action of individual agencies or departments, or by other actions. In addition, many state and local governments are not permitted to operate with budget deficits, and nearly all state and local governments face considerable challenges in balancing their budgets. Accordingly, we expect that, due to changing government budgeting and spending priorities, including necessary balancing of defense spending with civilian agency spending, and related disputes among Congress and the Administration, some of our government clients in the future may delay payments due to us, may eventually fail to pay what they owe us, and/or may delay certain programs and projects. For some government clients, we may face a difficult choice: turn down (or stop) work due to budget uncertainty with the risk of damaging a valuable client relationship or perform work with the risk of not being paid in a timely fashion or perhaps at all. Federal, state and local government, and /or international government elections could also affect spending priorities and budgets at all levels of government. In addition, increased government deficits and debt, both domestic and international, may lead to reduced spending by agencies and departments on projects or programs we support.

Risks Related to THE Changing Business ENVIRONMENT IN WHICH WE OPERATE

We face various risks related to health epidemics, pandemics and similar outbreaks, which may have material adverse effects on our business, financial position, results of operations, and/or cash flows.

We face various risks and uncertainties related to health epidemics, pandemics and similar outbreaks, including the global pandemic resulting from the outbreak of COVID-19 and its variants. These risks relate to, among other things, the demand for our services, the availability of our staffing and business partners, a possible slowdown of client decision-making as to our services, a significant deterioration of global supply chain and other business conditions, and a possible reprioritization of spending by our clients.

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

It is possible that the spread of new variants of COVID-19 may also cause delays in the willingness or ability of clients to perform, including making timely payments to us, and other unpredictable events.

In addition, volatility in the global capital markets that may result from the pandemic and related business conditions could restrict our access to capital and/or increase our cost of capital.

We continue to work with our stakeholders (including customers, employees, subcontractors and other suppliers and business partners) to assess, address and mitigate the impact this global pandemic. While efforts have been made to curtail the pandemic, at this time given potential new variants, we cannot predict the continuing impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial position, results of operations and/or cash flows.

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

We derive a portion of our revenue from contracts under which we act as a subcontractor or from “teaming” arrangements in which we and other contractors jointly bid on particular contracts, projects, or programs. As a subcontractor or team member, we often lack control over fulfillment of a contract, and poor performance on the contract, whether resulting from our performance or the performance of another contractor, could tarnish our reputation, result in a reduction of the amount of our work under, or termination of, that contract or other contracts, and cause us to not obtain future work, even when we perform as required. Moreover, our revenue, profit and operating results could be adversely affected if any prime contractor or teammate does not pay our invoices in a timely fashion, chooses to offer products or services of the type that we provide, teams with other companies to provide such products or services, or otherwise reduces its reliance upon us for such products or services.

HUMAN CAPITAL RISK

Failure to identify, hire, train and retain talented employees who are committed to our mission and vision could have a negative effect on our reputation and our business.

Our business, which entails the provision of professional services to government and commercial clients, largely depends on our ability to attract and retain qualified employees which are often in demand. Additionally, as our business continues to evolve, as we acquire new businesses, and as we provide a wider range of services, we become increasingly dependent on the capabilities of our employees in order to meet the needs of our diverse client base. If we are unable to recruit and retain a sufficient number of qualified employees that are committed to our mission and vision, we may incur higher costs related to an increase in subcontractors, hiring, training and retention.

We also rely on key senior members of management and effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving these key employees could hinder our strategic planning and execution and could impair our ability to effectively serve our clients, maintain and grow our business, and our future revenue and operating results could be adversely affected.

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

We derived 41%, 35%, and 38% of our revenue from fixed-price contracts 2021, 2020, and 2019, respectively. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. We realize a profit on fixed-price contracts only if we can control our costs and prevent cost overruns while also meeting contract requirements. Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs, and availability of labor, equipment and materials, and other exigencies. We could experience cost overruns if these estimates are inaccurate as a result of errors or ambiguities in the contract specifications or become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, or the inability of our vendors or subcontractors to perform. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, costs overruns could increase the unpredictability of our earnings, as well as have an adverse impact on our business and earnings.

Certain lines of business of our commercial work depend on certain sectors of the global economy that are highly cyclical, which can lead to substantial variations in our revenue and profit from period to period.

In recent years, we have expanded our work with commercial clients. Our commercial clients, which include clients outside the U.S., generated approximately 29%, 35%, and 35% of our revenue in 2021, 2020, and 2019, respectively. This reliance on commercial clients presents certain risks and challenges. For example, our commercial work is heavily concentrated in industries which can be cyclical, such as: energy, air transportation, environmental, retail and financial services. Demand for our services from our commercial clients has historically declined when their industries have experienced downturns, and we expect a decline in demand for our services when these industries or their customer bases experience downturns in the future.

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

We are subject to taxation in the U.S. and in certain foreign jurisdictions which we operate under. Recently, the Biden administration has proposed changes to federal tax policies that could significantly change how corporations are taxed on U.S. as well as on foreign earnings. While the proposed changes are still under debate, they could adversely affect our business and our results of operations.

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

In addition to our U.S. operations, we also have a significant presence in key markets outside the U.S., including offices in the U.K., Belgium, China, India, and Canada. Failure to abide by laws, rules and regulations applicable to us because of our work outside the U.S., such as the U.K. Bribery Act and European Union’s General Data Protection Regulation (the “GDPR”), could have similar effects to those described above.

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

Federal government audits have been completed on our incurred contract costs only through 2011 for our NIH-cognizant indirect rates and 2015 for our United States Agency for International Development (“USAID”) cognizant indirect rates, and audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews may still be conducted on all our government contracts, even for periods before 2011.

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

The Road Home contract provided us with significant opportunities, but also created substantial risks. A number of these risks continued beyond the term of the contract. We still have lawsuits pending, and other claims have been made against us in connection with this contract. New lawsuits may be filed, and new claims may be made against us in the future including, but not limited to, claims by subcontractors and others who are dissatisfied with the amount of money they have received from, or their treatment under, the Program. We have defended such lawsuits and claims vigorously and plan to continue to do so, but we may not prevail in future cases. Although the contract provides that, with several exceptions, we are allowed to charge, as an expense under the contract, reasonable costs and fees incurred in defending and paying claims brought by third parties arising out of our performance, there can be no assurance that our legal costs and fees will be reimbursed. The State of Louisiana has not reimbursed us for the majority of such costs or fees and has not reimbursed any such costs or fees since 2008. The outstanding contract receivables related to defending and paying claims were fully reserved as of December 31, 2021.

In addition, as discussed in “Note 20 – Commitment and Contingencies – Road Home Contract” in our financial statements, on June 10, 2016, the OCD filed a written administrative demand (the “Administrative Demand”) with the Louisiana Commissioner of Administration against ICF Emergency in connection with the administration of the Program. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to Program grant recipients. The OCD separately supplemented the amount of recovery it is seeking in total approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit (the “Proceeding”) in Louisiana state court on June 10, 2016 broadly alleging and seeking recoupment for the same claim made in the Administrative Demand. On September 21, 2016, the Commissioner of the Division of Administration notified the OCD and the Company of his decision to defer jurisdiction of the Administrative Demand. In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the Proceeding. The Company continues to believe that neither the Administrative Demand nor the Proceeding has any merit, intends to vigorously defend its position, and has therefore not recorded a liability as of December 31, 2021.

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

Presently, there are numerous public reports of increased threats of armed conflict in Europe, including a threatened invasion of Ukraine by Russia. Diplomatic efforts have continued in an effort to reduce the threat of armed conflict, but public statements by Russian leadership indicate that these efforts may face substantial obstacles.  While normally viewed as political and economic groupings, the European Union’s Treaty of Lisbon does contain a mutual defense clause under Article 42(7). In the event of conflict breaking out, the nations of the E.U. will face substantial economic and social consequences, and E.U. member states who were formerly members of the Soviet Union may feel directly threatened. In such an environment, it is possible that E.U. spending priorities may shift suddenly, that our current programs could be disrupted, and that our future opportunities could be diminished.

Our business in the U.K. and the European Union could be negatively affected by uncertainties related to the U.K.’s exit from the European Union and other potential developments in the European Union.

Our U.K. and Belgian operations have traditionally serviced most of our European clients, including the European Commission, and there has been, and remains, a risk that these operations could be disrupted by the withdrawal of the U.K. from the European Union (“E.U.”), often referred to as “Brexit.”

The U.K.’s withdrawal from the E.U. became effective on January 31, 2020 but was subject to a transition period that lasted until December 31, 2020, when a new U.K./E.U. trade agreement became effective. Consistent with the political declaration that accompanied the withdrawal treaty, the new trade deal preserved significant elements of “free trade” between the U.K. and the EU.  However, such an exit from the E.U. was unprecedented. It remains uncertain how the commercial, legal, regulatory and tax environment in which we, our customers and our counterparties operate will be affected by Brexit going forward. Among the many necessary changes, the U.K. will have its own customs territory and set its own tariffs. The new trade deal was relatively undeveloped in terms of trade in services, which could affect our ability to provide services into the E.U. from the U.K.

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

PRIVACY, CYBERSECURITY, TECHNOLOGY, AND DATA PROTECTION RISKS

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

We and our vendors process increasingly large amounts of personal and sensitive personal data (collectively, “Personal Data”) concerning our existing and potential employees, clients, client customers, vendors or other third parties (collectively, “Data Subjects”), as well as handle confidential information on our clients’ behalf. Therefore, we must ensure that we, as well as our vendors, can comply and demonstrate compliance with the various countries’ and U.S. states’ privacy and data protection laws, rules, and regulations (collectively, “Privacy and Data Protection Law(s)”) in any geolocation where we or our vendors process Data Subjects’ Personal Data. Privacy and Data Protection Laws often vary significantly, and the changes to existing laws and adoption of new, more rigorous laws occurs on an increasing basis. For example, the GDPR requires us to meet stringent requirements regarding (i) our access, use, disclosure, transfer, protection, or otherwise processing of Personal Data; and (ii) the ability of Data Subjects’ to exercise their related various rights such as to access, correct or delete their Personal Data. The 2018 California Consumer Privacy Act (“CCPA”), which went into effect January 2020, now imposes similar requirements. New privacy laws in California, Colorado, and Virginia will take effect in 2023, with others likely to follow.  Several privacy bills have also been introduced in Congress.  Key markets in the Asia-Pacific region have also recently adopted GDPR-like legislation, including China’s new Personal Information Protection Law. Failure to meet Privacy and Data Protection Law requirements could result in significant civil penalties (including fines up to 4% of annual worldwide revenue under the GDPR) as well as criminal penalties.  Privacy and Data Protection Law requirements also confer a private right of action in some countries, including under the GDPR. We may incur substantial costs associated with protecting Personal Data and maintaining compliance with the various Privacy and Data Protection Laws, including restrictions on international data transfers, in particular in light of the increasing scrutiny by supervisory authorities. These costs could adversely affect our results of operations. In addition, any inability, real or perceived, to adequately address privacy and data protection concerns, or to comply with applicable Privacy and Data Protection Laws, policies, industry standards, or contractual obligations could result in additional cost and liability to us, damage our reputation, negatively impact our ability to win new contracts or process Personal Data in certain geolocations, and otherwise adversely affect our business.

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

All of our acquisitions have involved purchase prices in excess of tangible asset values net of liabilities assumed, resulting in the creation of an increased amount of goodwill and other intangible assets. As of December 31, 2021, goodwill and purchased intangibles accounted for approximately 57% and 4%, respectively, of our total assets. Under U.S. generally accepted accounting principles, we do not amortize goodwill acquired in a purchase business combination.  We evaluate the recoverability of recorded goodwill annually, as well as when events or circumstances indicate there may be an impairment or if we have a material change in reporting units. Although we have to date determined that goodwill has not been impaired, future events or changes in circumstances that result in an impairment of goodwill or intangible assets would have a negative impact on our profitability and operating results.

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

As of December 31, 2021, we had an aggregate of $421.6 million of outstanding indebtedness (net of unamortized debt issuance costs) under a credit facility that will mature on March 3, 2025. Subject to the limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future to fund our on-going operations as well as acquisitions. Our ability to pay interest and repay the principal for our indebtedness from time to time, as well as meet our financial and operating covenant requirements, is dependent upon our ability to, among other things, manage our business operations, and generate sufficient cash flows to service such debt. If we are unable to comply with the terms of our financing agreements or obtain additional required financing, this could ultimately result in a material adverse effect on our financial results and the value of our stock. Among other things, our debt could:

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

Our Credit Facility that matures in March 2025 is indexed to 1-month, 3-month and 6-month U.S. dollar LIBOR. Our interest rate derivatives with variable interest rates, which extend to February 2025, are based on 1-month U.S. dollar LIBOR.

On March 5, 2021, the Financial Conduct Authority (the “FCA”) and the ICE Benchmark Administration Limited (“IBA”), the administrator and publisher of the LIBOR settings, made public statements regarding the future cessation of LIBOR and that IBA will permanently cease publication of all settings of non-U.S. dollar LIBOR and only the 1-week and 2-month settings of U.S. dollar LIBOR on December 31, 2021, with the publication of the remaining six U.S. dollar LIBOR settings (the Overnight and 1, 3, 6 and 12 Month USD LIBOR ) ceasing on June 30, 2023. The FCA has confirmed to IBA that, based on undertakings received from panel banks, it does not expect that the six U.S. dollar LIBOR settings will become unrepresentative before the above intended cessation dates. Our Credit Facility also provides for us and the administrative agent to amend and choose a successor LIBOR index as a benchmark replacement under the Credit Facility. In July 2021, the Alternative Reference Rates Committee, a steering committee comprised of, among other entities, large U.S. financial institutions, has recommended replacing U.S. dollar LIBOR with a new index that measures the cost of borrowing cash overnight, backed by U.S. Treasury securities (“SOFR”) and SOFR term rates. In addition, other alternatives to U.S. dollar LIBOR have been introduced into the markets and have been adopted by market participants. While reasonable alternatives to LIBOR have been introduced into markets, it’s possible that any new alternative reference rate will likely not replicate LIBOR exactly, which could impact our financial instruments, may result in expenses, difficulties, complications or delays in connection with future financing efforts, may not be as favorable to us as those based on LIBOR, as well as other unforeseen effects, all of which could impact our results of operations and cash flows.

We cannot assure you that we will pay special or regular dividends on our stock in the future.

The board of directors has authorized, declared and paid regular dividends each quarter since 2018.  The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the board of directors taking into account future earnings, cash flows, net income, dividend yield and other factors. Authorization of dividends by the Board is subject to adherence/compliance with our credit facility. There can be no assurance that the board of directors will declare any dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We lease our offices and do not own any real estate. As of December 31, 2021, we leased approximately 326,983 square feet of office space at our corporate headquarters at 9300/9302 Lee Highway, Fairfax, Virginia (in the Washington, D.C. metropolitan area) through December 2022 (the “Fairfax Offices”). The Fairfax Offices house a portion of our operations and almost all of our corporate functions, including most of our staff within executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts, which will eventually move to the Reston location discussed below.

On October 24, 2019, we entered into a new commercial lease agreement for our corporate headquarters in Reston, Virginia with the intention to transfer our corporate headquarters to this location by the end of 2022. The new lease commenced on November 18, 2021, the date we took control of the property and began buildout, extends through April 30, 2039, and provides for approximately 208,000 square feet of space. Total base rent payable over the lease period is approximately $154.9 million. We have two options to extend the term of the lease for an additional consecutive ten-year period under each option, or four options to extend the lease for an additional consecutive five-year period under each option with respect to the entire premises.

As of December 31, 2021, we had leases in place for approximately 1.5 million square feet of office space in more than 77 office locations throughout the U.S. and around the world, with various lease terms expiring over the next eighteen years. As of December 31, 2021, approximately 13,325 square feet of the space we leased was subleased to other parties. We continually review our need for office space and we believe that our current office space, as well as other future office space we expect to be able to obtain in the lease marketplace, will be sufficient to meet our office space needs.

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

Holders

As of February 18, 2022, there were 28 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2016 through December 31, 2021, with the cumulative total return on (i) the NASDAQ Composite, (ii) the Russell 2000 stock index, and (iii) the Company’s 2021 peer group composed of other governmental and commercial service providers: Booz Allen Hamilton Holding Corporation; CACI International Inc.; CBIZ, Inc.; CRA International, Inc.; Exponent Inc.; FTI Consulting, Inc.; Huron Consulting Group Inc.; ManTech International Corporation; Maximus, Inc.; Resources Connection, Inc.; Science Applications International Corporation; Tetra Tech, Inc.; Unisys Corporation; and VSE Corporation (the “2021 Peer Group”). As part of the annual process of reviewing the peer group, management ensures that the selected companies remain aligned with the Company’s evolving business strategy. GP Strategies Corporation, previously included in the 2020 Peer Group, was removed from the 2021 Peer Group as a result of merger and acquisition activities during 2021. The comparison below assumes an initial investment of $100.00 on December 31, 2016 in which all dividends (if any) are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

	Year Ended December 31,
	2016	2017	2018	2019	2020	2021
ICF International, Inc.	$100.00	$95.11	$118.49	$168.78	$138.07	$191.62
NASDAQ Composite	100.00	129.64	125.96	172.17	249.51	304.85
Russell 2000 Index	100.00	114.65	102.02	128.06	153.62	176.39
Peer Group	100.00	106.81	118.05	175.50	199.35	225.67

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended December 31, 2021 for our share repurchase plan and shares purchased in satisfaction of employee tax withholding obligations related to the settlement of restricted stock units.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 – October 31	4,493	$90.67	—	$31,356,499
November 1 – November 30	1,998	$104.80	—	$131,356,499
December 1 – December 31	24,800	$100.85	24,800	$128,837,116
Total	31,291	$99.64	24,800

(a)

The total number of shares purchased of 31,291 includes any shares repurchased pursuant to our share repurchase program described further in footnote (b) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended December 31, 2021, the Company repurchased 6,491 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $95.02 per share.

(b)

The current share repurchase program, announced in September 2017 and extended in November 2019, authorizes share repurchases in the aggregate up to $100.0 million. During the fourth quarter of 2021, the board of directors approved an additional $100.0 million for a total limit of $200.0 million. Our existing Credit Facility (as later defined in this Annual Report) allows share repurchases provided our Leverage Ratio (as defined under the Credit Facility), prior to and after giving effect to any repurchase, is not greater than 3.50 to 1.00. During the three months ended December 31, 2021, we repurchased 24,800 shares under the share repurchase program at an average price of $100.85 per share.

ITEM 6.	SELECTED FINANCIAL DATA

Item is no longer applicable as we applied the amendment of Item 301 of Regulation S-K effective for the fiscal year ended after October 3, 2021.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8. “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussions of 2020 items and year-to-year comparisons between 2020 and 2019 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which was filed with the SEC on February 26, 2021, and is incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

• Health, Education, and Social Programs;

• Safety and Security; and

• Consumer and Financial.

Drawing from our domain knowledge and staff experience in working in multi-disciplinary teams for clients in a variety of markets, we provide services to our diverse client base that deliver value throughout the entire life cycle of a policy, program, project, or initiative. Our primary services include:

• Advisory Services;

• Program Implementation Services;

• Analytics Services;

• Digital Services; and

• Engagement Services.

Our clients utilize our services because we combine diverse institutional knowledge and experience with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. We have successfully worked with many of our clients for decades, with the result that we have a thorough and nuanced perspective of their objectives and needs. We serve both governmental and commercial clients. Our government clients include those from departments and agencies of the federal government, state and local governments, and international governments. Our government efforts include work performed under subcontract agreements to commercial clients whose ultimate customer is government agencies and departments.

Our largest clients are U.S. federal government departments and agencies. In fact, our federal government clients have included every cabinet-level department, most significantly HHS, DoS, and DoD. Federal government clients generated approximately 47%, 44%, and 38% of our revenue in 2021, 2020, and 2019, respectively. State and local government clients generated approximately 15%, 15%, and 19% of our revenue in 2021, 2020, and 2019, respectively. International government clients generated approximately 9%, 6%, and 8% of our revenue in 2021, 2020, and 2019, respectively.

We also serve a variety of commercial clients worldwide, including: airlines, airports, electric and gas utilities, health care companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, manufacturing firms, retail chains, and distribution companies. Our commercial clients, which include clients outside the U.S., generated approximately 29%, 35%, and 35% of our revenue in 2021, 2020, and 2019, respectively.

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

Notwithstanding the near-term impact of COVID-19 and its variants, we believe that, in the long-term, demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about the environment and use of clean energy and energy efficiency; health promotion, treatment, and cost control; the means by which healthcare can be delivered effectively on a cross-jurisdiction basis; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Harvey, Ida, Irma, Maria, Laura and Michael) that devastated communities in Texas, Florida, North Carolina, Louisiana, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts. We believe our prior and current experience with disaster relief and rebuild efforts, including those from Hurricanes Katrina and Rita and Superstorm Sandy, put us in a favorable position to continue to provide recovery and housing assistance, and environmental and infrastructure solutions, including disaster mitigation, on behalf of federal departments and agencies, state, territorial and local jurisdictions, and regional agencies.

We also see significant opportunity to further leverage our digital and client engagement capabilities across our commercial and government client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements that span the entire program life cycle, and to complete and successfully integrate additional strategic acquisitions. We will continue to focus on building scale in our vertical and horizontal domain expertise, developing business with both our existing government and commercial clients as well as new customers, and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities, such as our recent acquisitions of ITG in 2020 and ESAC and Creative Systems in 2021, that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies. Although we continue to see favorable long-term market opportunities, there are certain business challenges facing all government service providers. Administrative and legislative actions by the federal government to address changing priorities or in response to the budget deficit could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. Similarly, the very nature of opportunities arising out of disaster recovery mean they can involve unusual challenges. Factors such as the overall stress on communities and people affected by disaster recovery situations, political complexities and challenges among involved government agencies, and a higher-than-normal risk of audits and investigations may result in a reduction to our revenue and profit and adversely affect cash flow. However, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the federal government, as well as to state and local and international governments and commercial clients. We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, potential acquisitions, customary capital expenditures, and other working capital requirements.

Our results of operations and cash flows may vary significantly from quarter to quarter depending on a number of factors, including, but not limited to:

•	Progress of contract performance;
•	Extraordinary economic events and natural disasters;
•	Number of billable days in a quarter;
•	Timing of client orders;
•	Timing of award fee notices;

•	Changes in the scope of contracts;
•	Variations in purchasing patterns under our contracts;
•	Federal and state and local governments’ and other clients’ spending levels;
•	Federal government shutdowns;
•	Timing of billings to, and collection of payments from, clients;
•	Timing of receipt of invoices from, and payments to, employees and vendors;
•	Commencement, completion, and termination of contracts;
•	Strategic decisions, such as acquisitions, consolidations, divestments, spin-offs, joint ventures, strategic investments, and changes in business strategy;
•	Timing of significant costs and investments (such as bid and proposal costs and the costs involved in planning or making acquisitions);
•	Timing of events related to discrete tax items;
•	Our contract mix and use of subcontractors or the timing of other direct costs for which we may earn lower contract margin;
•	Changes in contract margin performance due to performance risks;
•	Additions to, and departures of, staff;
•	Changes in staff utilization;
•	Paid time off taken by our employees;
•	Level and cost of our debt;
•	Changes in accounting principles and policies; and/or
•	General market and economic conditions.

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

IMPACT OF THE COVID-19 PANDEMIC

On March 11, 2020, the World Health Organization characterized the novel strain of coronavirus disease COVID-19 as a global pandemic. There continues to be significant uncertainty as to the effects of this pandemic on the global economy, which may impact, among other things, our operations, balance sheet, results of operations or cash flows. Adverse events such as health-related concerns about working in our offices or our client’s offices, the inability to travel, the potential impact on our employees, clients, subcontractors and other suppliers and business partners, a slow-down in customer decision-making that affects procurement cycles, a reprioritization of client spending, and other matters affecting the general work and business environment have harmed, and could continue to harm, our business and delay the implementation of our business strategy. We cannot fully anticipate all the ways in which the current global health crisis, economic disruption, and financial market conditions could adversely impact our business in the future. The long duration of the pandemic, the advent of new strains of the virus, and challenges faced in the vaccination of eligible individuals, continue to create uncertainty and could have an adverse effect on our business, financial position, results of operations and/or cash flows.

We are primarily a service business, and our staffing, and that of our subcontractors, has been maintained, substantially on a work from home basis, fortunately with little COVID-19 illness among our staff. To date, we have experienced continuity in the majority of our work for our government clients, which accounted for approximately 71% of our revenues for the year ended December 31, 2021. There have been postponements of events and challenges around project work requiring travel and personal contact to perform services under the contracts, but overall, our government clients have continued to require our services. There has also been additional demand from federal agencies such as the Center for Disease Control and Prevention, the Department of Health and Human

Services, and the Federal Emergency Management Agency, as well as state and local and international government agencies.

Of the remaining 29% of our total revenue for the year ended December 31, 2021, the majority was generated from commercial energy markets and commercial marketing services. In commercial energy, where we work primarily for utility clients, we have experienced trends similar to those with our government clients, although some aspects of energy efficiency programs have been altered to reduce direct interaction with consumers. The commercial marketing services includes public event management and marketing technology, which was impacted based on the deferral or cancellation of marketing events. Some of our commercial clients perform work in travel-related markets and have been severely impacted by the COVID-19 pandemic and the restriction upon travel worldwide. As a result, we continue to monitor that business area closely. These elements of commercial marketing services represented less than 9% of our total company-wide revenues for the year ended December 31, 2021, respectively.

We are monitoring the evolving situation related to the COVID-19 pandemic and continue to work with our stakeholders to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. To protect employee health and safety while COVID-19 remains a threat, we plan to continue to deliver a majority of our services to clients remotely until we are ready for a transition to an on-office environment. During the third quarter of 2021, we started our phased return to in-office work in the U.K. and China on a reduced capacity. However, based on the continued level of new cases related to the Delta and Omicron variants of COVID-19, we have pushed back our phased return to in-person operations at our U.S., Puerto Rico, Canada, Belgium, India, and Africa office locations to mid-to-late first quarter of 2022. Additionally, in response to President Biden’s Executive Order 14042 which require federal contractors to be vaccinated against COVID-19 by December 8, 2021 and later amended to January 4, 2022, we have implemented a requirement for our U.S. employees to be fully vaccinated or receive an approved exemption/accommodation by November 30 regardless of employment type or work location—remote, hybrid, or on-site.

In 2020, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed that contained a provision that allow federal contractors to seek specified reimbursement for certain employees who are unable to perform their contract requirements due to government restrictions. We deferred payment of approximately $20.9 million of employer Social Security taxes during the twelve months ended December 31, 2020, of which 50% has been repaid as of December 31, 2021 and the remaining 50% is expected to be repaid by September 30, 2022. We did not defer any additional Social Security taxes in 2021.

As part of management actions to counter the impact of COVID-19, we have aligned our costs with anticipated revenues. In the U.S. and in our international operations, we used staff reductions, furloughs, and other temporary wage reduction programs in response to the pandemic during 2020. However, during 2021 we did not have as many staff reductions, furloughs, or wage reductions as a result of COVID-19 as we had previously experienced in 2020. We also previously participated in three international government subsidy programs whose objective is to encourage eligible companies to keep employees on the payroll during the COVID-19 pandemic. We minimally participated in two subsidy programs during the first quarter of 2021 but did not participate in such programs subsequently.

BUSINESS COMBINATIONS

A key element of our growth strategy is to pursue acquisitions. During the previous three fiscal years, we acquired a total of four companies including:

Incentive Technology Group, LLC – In January 2020, we completed the acquisition of ITG, one of the leading providers of cloud-based platform services to the federal government.

Eco-Tech Consultants, Inc. – In December 2020, we completed the acquisition of Eco-Tech, an ecological consulting firm located in Louisville, Kentucky that provides a range of ecological services across the Eastern United States.

ESAC – In November 2021, we acquired ESAC, one of the leading specialized providers of advanced health analytics, research data management and bioinformatics solutions to U.S. federal health agencies.

Creative Systems and Consulting – In December 2021, we acquired Creative Systems, a premier provider of IT modernization and digital transformation solutions to U.S. federal agencies.

CRITICAL ACCOUNTING ESTIMATES

Our discussion of our financial condition and results of operations is based on our consolidated financial statements prepared in accordance with U.S. GAAP.  The preparation of these consolidated financial statements requires us to make certain estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses during the reporting period. If any of these estimates or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions.

We believe that the estimates, assumptions and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and, therefore, consider them to be critical accounting policies. Significant accounting estimates are more fully described and discussed in “Note 2—Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

Revenue Recognition

We generate our revenue by primarily providing services and technology-based solutions for clients. We enter into agreements with clients that create enforceable rights and obligations and for which it is probable that we will collect the consideration to which we will be entitled as services and solutions are provided to the client. We generally recognize revenue over time as services and performance obligations are transferred to the client, based on the extent of progress towards satisfaction of the performance obligation. The selection of the method used to measure progress requires judgment and, among other things, is dependent on the contract type selected by the client during contract negotiation and the nature of the services and solutions to be provided.

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

For performance obligations requiring the delivery of a service for a fixed price, we use the ratio of actual costs incurred to total estimated costs at completion, or EAC, provided that costs incurred (an input method) represents a reasonable measure of progress towards the satisfaction of a performance obligation, in order to estimate the portion of total revenue earned. Contract costs that are not reflective of our progress toward satisfying a performance obligation are not included in the calculation of the measure of progress. We estimate the EAC by making certain assumptions and judgments such as level of efforts from internal staff and/or subcontractors and cost of materials needed to complete the tasks. Our cost estimate is based on our prior experience and expertise in delivery of similar services which allow us to make reasonable assumptions and estimates that is close to actual costs to complete the obligations.  However, changes in the scope or complexity of work, availability of materials needed, or performance could cause a change in the EAC.  We routinely review EACs for changes that could materially impact our measurement of progress toward completion of the performance obligations, and adjust our revenue in the period that the changes occur.  When a contract EAC exceeds the contract value, we recognize the loss in the same period of determination.

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

Our contracts may include variable considerations such as award fees and incentives that may increase or decrease the transaction price.  The actual amounts are typically determined and awarded at the end of a performance period and the final awarded amount is based on achieving certain performance metrics, program milestones, or cost targets at the customer’s discretion.  We estimate the most likely amount expected to achieve based on our prior history in providing the services to the customer or, if no history exists, we constrain the variable consideration until the initial determination by the customer.

Goodwill and Other Intangible Assets

We allocate the purchase price of an acquired business to the tangible assets and separately identifiable intangible assets acquired, less liabilities assumed, based on their respective fair values (except for contract assets and contract liabilities after the adoption of Accounting Standards Update 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers.) Such fair value assessment requires us to make judgments and estimates based on information that exists at the date of the acquisition, which may subsequently change. We have up to one year from the acquisition date to adjust the amounts recorded for assets acquired and liabilities assumed from the acquisition based on new information gathered.

Goodwill represents the excess of costs over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead are reviewed annually for impairment, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment if impairment indicators arise. We perform our impairment analysis of goodwill and intangible assets acquired in business acquisitions as of the first day of the fourth quarter of each year or whenever an event or circumstance indicates that an impairment may have been incurred.  For our analysis, we perform a qualitative assessment of whether it is more likely than not that the reporting unit's fair value is less than its carrying amount. If, after completing the qualitative assessment, we determine that it is more likely than not that the estimated fair value of the reporting unit exceeded the carrying amount, we may conclude that no impairment exists. If we conclude otherwise, a goodwill impairment test must be performed, which includes a comparison of the fair value of the reporting unit to its carrying amount and recognizing, as an impairment loss, the difference of the estimated fair value of the reporting unit over its carrying amount.

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

	Year ended December 31, 2021		Year ended December 31, 2020		Year ended December 31, 2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Energy, environment, and infrastructure	$654,488	42%	$609,358	40%	$663,799	45%
Health, education, and social programs	678,047	44%	677,454	45%	567,351	38%
Safety and security	115,266	7%	120,599	8%	118,279	8%
Consumer and financial	105,247	7%	99,464	7%	129,096	9%
Total	$1,553,048	100%	$1,506,875	100%	$1,478,525	100%

Our primary clients are the agencies and departments of the federal government and commercial clients. Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us strong client relationships. In 2021, 2020, and 2019, approximately 91%, 92%, and 92% of our revenue, respectively, was from prime contracts.

Client type

The table below shows our revenue by type of client as a percentage of total revenue for the periods indicated. Certain immaterial revenue amounts in the prior years have been reclassified due to minor adjustments and reclassification within client type.

	Year ended December 31, 2021		Year ended December 31, 2020		Year ended December 31, 2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S. federal government	$735,031	47%	$666,968	44%	$560,953	38%
U.S. state and local government	233,757	15%	219,507	15%	279,833	19%
International government	136,245	9%	93,581	6%	122,125	8%
Government	1,105,033	71%	980,056	65%	962,911	65%
Commercial	448,015	29%	526,819	35%	515,614	35%
Total	$1,553,048	100%	$1,506,875	100%	$1,478,525	100%

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

	Year ended December 31, 2021		Year ended December 31, 2020		Year ended December 31, 2019
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Time-and-materials	$633,574	41%	$732,365	49%	$700,980	48%
Fixed-price	645,351	41%	536,903	35%	566,299	38%
Cost-based	274,123	18%	237,607	16%	211,246	14%
Total	$1,553,048	100%	$1,506,875	100%	$1,478,525	100%

Payments we received on cost-based contracts with the federal government are provisional payments subject to adjustment upon audit by the government. Such audits have been finalized through 2011 for NIH-cognizant indirect rates and through 2015 for USAID-cognizant indirect rates, and any adjustments have been immaterial. Contract revenue for subsequent periods has been recorded in amounts that are expected to be realized on final audit and settlement of costs in those years.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of comprehensive income for the years ended December 31, 2021 and 2020, expresses these items as a percentage of revenue for the periods indicated and the period-over-period rate of change in each of them. Our discussion of the items for the years ended December 31, 2020 and 2019 can be found in our Annual Report on Form 10-K for the year ended December 31, 2020, which was filed with the SEC on February 26, 2021.

Years Ended December 31, 2021 and 2020

(dollars in thousands)

	Year Ended December 31,				Year to Year Change
	2021	2020	2021	2020	2020 to 2021
	Dollars		Percentages		Dollars	Percent
Revenue	$1,553,048	$1,506,875	100.0%	100.0%	$46,173	3.1%
Direct Costs	979,570	972,406	63.1%	64.5%	7,164	0.7%
Operating Costs and Expenses
Indirect and selling expenses	430,572	411,612	27.7%	27.3%	18,960	4.6%
Depreciation and amortization	19,478	20,399	1.3%	1.4%	(921)	(4.5)%
Amortization of intangible assets	12,492	13,349	0.8%	0.9%	(857)	(6.4)%
Total Operating Costs and Expenses	462,542	445,360	29.8%	29.6%	17,182	3.9%
Operating Income	110,936	89,109	7.1%	5.9%	21,827	24.5%
Interest expense	(10,252)	(13,892)	(0.7)%	(0.9)%	3,640	(26.2)%
Other expense	(594)	(544)	—	—	(50)	9.2%
Income Before Income Taxes	100,090	74,673	6.4%	5.0%	25,417	34.0%
Provision for Income Taxes	28,958	19,714	1.9%	1.3%	9,244	46.9%
Net Income	$71,132	$54,959	4.6%	3.6%	$16,173	29.4%

Year ended December 31, 2021 compared to year ended December 31, 2020

Revenue. Revenue for the year ended December 31, 2021, was $1,553.0 million, compared to $1,506.9 million for the year ended December 31, 2020, representing an increase of $46.2 million or 3.1%. The increase in revenue was primarily from our federal government clients of $68.1 million, or 10.2%, international government clients of $42.7 million, or 45.6%, and state and local government clients of $14.3 million, or 6.5%, offset by a decrease in commercial clients of $78.8 million, or 15.0%, mainly due to completion of a large contract that primarily involved pass-through revenue. See “Note 11—Revenue Recognition” in the “Notes to Consolidated Financial Statements” for additional information. The increase in federal government revenue was driven by increases of $63.4 million, or 14.4%, and $10.1 million, or 8.6%, from our health, education, and social programs and our energy, environment, and infrastructure client markets, respectively, offset by a decrease of $5.4 million, or 4.8%, in revenue from our safety and security client market. The increase in international government revenue was primarily driven by $28.2 million, or 100.5%, $13.9 million, or 24.1%, and $0.6 million, or 6.9%, from our energy, environment, infrastructure and our health, education, and social programs, and safety and security client markets, respectively. Our state and local government revenue increased from our health, education, and social programs client market by $23.3 million, or 42.2%, offset by decreases in revenue from our energy, environment, and infrastructure client market of $8.2 million, or 5.0%, and from our safety and security client market of $0.8 million, or 50.9%. Our commercial revenue decreased by $78.8 million was primarily driven by a decrease of $100.0 million from our health, education, and social programs client market, offset by increases of $15.1 million, $5.8 million, and $0.3 million from our energy, environment, and infrastructure, consumer and financial, and safety and security client markets, respectively. The government and commercial revenues as a percent of total revenue was 71% and 29% for the year ended December 31, 2021 compared with 65% and 35% for the prior year.

Direct costs. Direct costs for the year ended December 31, 2021 were $979.6 million compared to $972.4 million for the year ended December 31, 2020, an increase of $7.2 million or 0.7%. The increase in direct costs was primarily due to an increase of $27.4 million in direct labor and associated fringe benefits costs and $28.0 million in sub-contractor costs, offset by a decrease of $48.2 million in direct materials and other direct costs. The direct labor and associated fringe benefits costs increase of $27.4 million was the result of new business awards and growth on existing contracts which required additional headcounts, as well as higher utilization from our employees in support of our work for our clients, particularly our international government clients, as well as an increase in medical benefits incurred during the year ended December 31, 2021 as compared to 2020. For the year ended December 31, 2021, direct labor and associated fringe benefits costs as a percentage of direct costs was 54.8% compared to 52.3% for the same period in 2020. The increase in sub-contractor costs of $28.0 million year over year was primarily due to additional work for our international government clients during the year ended December 31, 2021 compared to the year ended December 31, 2020. The decline in direct materials and other direct costs of $47.8 was primarily due to fewer media buys during the year ended December 31, 2021 compared to the year ended December 31, 2020. Direct costs as a percent of revenue was 63.1% for the year ended December 31, 2021 compared to 64.5% for 2020.

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

Indirect and selling expenses for the year ended December 31, 2021, were $430.6 million compared to $411.6 million for 2020, an increase of $19.0 million or 4.6%. The increase in indirect and selling expenses was primarily due to an increase in indirect labor and associated fringe benefits costs and other compensation costs of $17.4 million, and in general and administrative costs of $1.6 million. The increase in indirect labor, associated fringe benefits costs, and other compensation costs was due to higher headcounts for the year ended December 31, 2021 as compared to the same period in 2020. Indirect and selling expenses as a percent of revenue increased slightly to 27.7% for the year ended December 31, 2021, compared to 27.3% for the year ended December 31, 2020.

Depreciation and amortization. Depreciation and amortization was $19.5 million for the year ended December 31, 2021, compared to $20.4 million for the prior year, a decrease of $0.9 million or 4.5%. The decrease was the result of certain assets becoming fully depreciated and amortized.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2021 was $12.5 million compared to $13.3 million for the prior year. The $0.8 million decrease was primarily due to reduced levels of amortization of intangible assets associated with prior acquisitions offset by amortization of intangible assets acquired from our acquisitions of ITG in 2020 and ESAC in 2021.

Operating income. For the year ended December 31, 2021, operating income was $110.9 million compared to $89.1 million for the prior year, an increase of $21.8 million or 24.5%. Operating income as a percent of revenue was 7.1% for the year ended December 31, 2021 compared to 5.9% for the prior year. The changes were largely due to an increase in revenue of $46.2 million, offset by an increase in indirect and selling expenses of direct costs of $19.0 million and direct costs of $7.2 million.

Interest expense. For the year ended December 31, 2021, interest expense was $10.3 million, compared to $13.9 million for the prior year, a decrease of $3.6 million or 26.2%. The decrease in interest expense for the year ended December 31, 2021 was due to our lower average debt balance of $335.5 million in 2021 compared to $428.0 in 2020 as well as our lower average interest rate of 1.6% in 2021 compared to 2.3% in 2020.

Other expense. For the year ended December 31, 2021, other expense was $0.6 million which was similar to other expense of $0.5 million for the prior year.

Provision for income taxes. The effective income tax rate for the years ended December 31, 2021 and December 31, 2020, was 28.9% and 26.4%, respectively. Our effective tax rate, including state and foreign taxes net of federal benefit for the year ended December 31, 2021, was higher than the prior year primarily due to permanent differences related to executive compensation costs not deductible for tax purposes, return to provisional tax adjustments from the prior year, and adjustments of valuation allowance on certain deferred tax assets, offset by tax benefits for stock-based compensation, reversal of reserves for unrecognized tax benefits, and permanent non-taxable income.

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

	Year ended December 31,
	2021	2020	2019
Revenue	$1,553,048	$1,506,875	$1,478,525
Subcontractor and other direct costs	(443,135)	(463,364)	(475,717)
Service revenue	$1,109,913	$1,043,511	$1,002,808

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

A reconciliation of net income to EBITDA and adjusted EBITDA follows:

	Year ended December 31,
	2021	2020	2019
Net income	$71,132	$54,959	$68,938
Other expense	594	544	501
Interest expense	10,252	13,892	10,719
Provision for income taxes	28,958	19,714	21,235
Depreciation and amortization	31,970	33,748	28,182
EBITDA	142,906	122,857	129,575
Adjustment related to impairment of long-lived assets (1)	7,901	3,090	1,728
Special charges related to acquisitions (2)	4,798	1,983	1,771
Special charges related to severance for staff realignment (3)	1,242	4,764	1,774
Special charges related to facilities consolidations and office closures, and our future corporate headquarters (4)	1,434	1,643	717
Special charges related to the transfer to our new corporate headquarters (5)	899	—	—
Special charges related to retirement of Executive Chair (6)	397	8,825	—
Adjustments related to allowance for expected credit losses (7)	—	—	(782)
Total special charges and adjustments	16,671	20,305	5,208
Adjusted EBITDA	$159,577	$143,162	$134,783

(1)

Adjustment related to impairment of long-lived assets: We recognized impairment expense of $7.9 million during 2021 and $3.1 million in 2020 related to impairment of right-of-use lease assets, and $1.7 million in the second quarter of 2019 related to an intangible asset associated with a historical business acquisition.

(2)

Special charges related to acquisitions: These costs consist primarily of consultants and other outside third-party costs and integration costs associated with our acquisitions and/or potential acquisitions.

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

(4)

Special charges related to facilities consolidations, office closures, and our future corporate headquarters: These costs are exit costs associated with terminated leases or full office closures.  The exit costs include charges incurred under a contractual obligation that existed as of the date of the accrual and for which we will (i) continue to pay until the contractual obligation is satisfied but with no economic benefit to us or (ii) we contractually terminated the obligation and ceased utilizing the facilities. Additionally, we incurred one-time charges in 2019 with respect to the execution of a new lease agreement for our corporate headquarters.

(5)

Special charges related to the transfer to our new corporate headquarters:  These costs are additional rent as a result of us taking possession of our new corporate headquarters in Reston, Virginia, during the fourth quarter of 2021 while maintaining our current headquarters in Fairfax, Virginia.  We intend to complete the transition to our new corporate headquarters by the end of 2022 when our Fairfax lease ends.

(6)

Special charges related to retirement of Executive Chair: These costs include severance, pro rata incentive bonus, welfare benefits, and acceleration of equity awards we incurred under the departing officer’s severance agreement during the fourth quarter of 2020. As a result of the employment agreement, the departing officer was able to maintain certain equity awards beyond his retirement date, including performance-based awards that are subject to changes until they vest.

(7)

Adjustments related to allowance for expected credit losses: During 2018, we established an allowance for expected credit losses for amounts due from a utility client that had filed for bankruptcy and included the reserve as an adjustment due to its relative size. The adjustment in 2019 reflects a favorable revision of our prior estimate of collectability based on a third party acquiring the receivables.

Non-GAAP Diluted Earnings per Share

Non-GAAP diluted EPS represents diluted EPS excluding the impact of certain items such as impairment of intangible assets, acquisition expenses, severance for staff realignment, facility consolidations and office closures, certain adjustments to the allowance for expected credit losses and certain charges related to the retirement of our Executive Chair (which are also excluded from Adjusted EBITDA, as described further above), as well as the impact of amortization of intangible assets related to our acquisitions and income tax effects. While these adjustments may be recurring and not infrequent or unusual, we do not consider these adjustments to be indicative of the performance of our ongoing operations. Non-GAAP diluted EPS is not a recognized term under U.S. GAAP and is not an alternative to basic or diluted EPS as a measure of performance. This presentation of non-GAAP diluted EPS may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe that the supplemental adjustments applied in calculating non-GAAP diluted EPS are reasonable and appropriate to provide additional information to investors.

The following table presents a reconciliation of diluted EPS to non-GAAP diluted EPS for the periods indicated:

	Year ended December 31,
	2021	2020	2019
Diluted EPS	$3.72	$2.87	$3.59
Adjustment related to impairment of long-lived assets	0.43	0.16	0.09
Special charges related to acquisitions	0.25	0.10	0.10
Special charges related to severance for staff realignment	0.06	0.25	0.09
Special charges related to facilities consolidations and office closures, and our future corporate headquarters	0.08	0.10	0.08
Special charges related to the transfer to our new corporate headquarters	0.05	—	—
Special charges related to retirement of Executive Chair	0.02	0.46	—
Adjustments related to allowance for expected credit losses	—	—	(0.04)
Amortization of intangibles	0.65	0.70	0.42
Income tax effects on amortization, special charges, and adjustments (1)	(0.44)	(0.47)	(0.18)
Non-GAAP EPS	$4.82	$4.17	$4.15

(1)	Income tax effects were calculated using an effective U.S. GAAP tax rate of 28.9%, 26.4% and 23.6% for the year ended December 31, 2021, 2020 and 2019, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, debt service, dividends, and share repurchases. We expect to meet these requirements through a combination of cash flow from operations and borrowings. Our primary source of borrowings is from our Credit Facility. As of December 31, 2021, we had $355.7 million, or $283.8 million after taking into account the financial and performance-based limitations, available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program. Should the need arise, we intend to increase our borrowing capacity in the future to provide us with adequate working capital to continue our ongoing operations.

In March 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. Although we continue to face risks and uncertainties related to COVID-19 and its variants, to date we have not experienced any significant impacts on our liquidity and capital resources which remain available to us.

Material Cash Requirements from Contractual Obligations.  As of December 31, 2021, contractual obligations that require a material use of cash include repayments of our long-term debt and operating lease obligations for facilities and equipment.

On March 3, 2020, we entered into the First Amendment (the “First Amendment”) to the Fifth Amended and Restated Business Loan and Security Agreement, originally entered on May 17, 2017, with a group of 10 lenders (the “Credit Facility”) that increased our borrowing capacity by $200.0 million through the addition of a $200.0 million term loan to the Credit Facility. The First Amendment also made certain other changes to the Credit Facility as described in “Note 10—Long-Term Debt” in the “Notes to Consolidated Financial Statements”. During the fourth quarter of 2021, we drew upon our Credit Facility to fund the acquisitions of ESAC and Creative Systems of approximately $17.3 million and $159.5 million, respectively.  At December 31, 2021, our outstanding Credit Facility balance was $421.6 million, net of unamortized debt issuance costs, of which $10.0 million is due in 2022, $13.8 million in 2023, $15.0 million in 2024, and the remaining $384.8 million due upon maturity in 2025.  Assuming that our interest rate on the Credit Facility is the same as on December 31, 2021, we anticipates our interest payments on the debt to be approximately $4.0 million in 2022, $3.9 million in 2023, $3.7 million in 2024, and $0.6 million in 2025.  The estimates do not take into accounts future drawdowns and repayments on the debt or changes in the variable interest rate as described in Note 10—Long-Term Debt” in the “Notes to Consolidated Financial Statements”, and actual interest may be different.

At December 31, 2021, we have operating leases for facilities and equipment with remaining terms ranging from 1 to 17 years.  Our current and long-term operating lease liabilities of $226.7 million at December 31, 2021 represent the present value of the minimum payments required under the non-cancellable leases, and the actual cash payments total $280.1 million.  The lease payment obligations by year are further discussed in “Note 7—Leases” in the “Notes to Consolidated Financial Statements.”

Financial Condition. There were several changes in our consolidated balance sheet during the year ended December 31, 2021 compared to the consolidated balance sheet as of December 31, 2020. The more significant changes are discussed below.

Cash and cash equivalents decreased from $13.8 million on December 31, 2020 to $8.3 million on December 31, 2021. As of December 31, 2021, we had restricted cash of $12.2 million, all of which was classified as a current asset. These balances and the changes to the balances of cash and cash equivalents and restricted cash are further discussed in “Cash Flow” below and in “Note 3—Restricted Cash” in the “Notes to Consolidated Financial Statements.”

Contract receivables, net of allowance for expected credit losses, increased to $237.7 million on December 31, 2021 compared to $222.9 million on December 31, 2020, primarily due to the timing of our billings and collection of clients’ invoices. Contract receivables are a significant component of our working capital and generally increase due to revenue growth and may be favorably or unfavorably impacted by our collection efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients. Contract assets and contract liabilities represent revenue in excess of billings and billings in excess of revenue, respectively, both of which generally arise from revenue recognition timing and contractually stipulated billing schedules or billing complexities. As of December 31, 2021, contract assets and contract liabilities were $137.9 million and $39.7 million, respectively, compared to $143.4 million and $42.1 million, respectively, as of December 31, 2020. The changes to the balances of contract assets and contract liabilities are further discussed in “Note 11—Revenue Recognition” in the “Notes to Consolidated Financial Statements.”

We evaluate our collections efforts using the days-sales-outstanding ratio (“DSO”), which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities) by revenue per day for the trailing three months period. We excluded from our calculation of DSO the accounts receivable and revenue from Creative Systems which we acquired on December 31, 2021. Days-sales-outstanding increased to 76 days for the quarter ended December 31, 2021 compared to 67 days for the same period in 2020.  Our DSO, excluding Puerto Rico disaster relief and rebuilding efforts, was 69 days for the quarter ended December 31, 2021, compared to 60 days for the quarter ended December 31, 2020. Our DSO was lower in 2020 compared to 2021 primarily due to significant collection efforts of our disaster relief and rebuilding contracts as well as accelerated collections related to media buys in 2020.

Prepaid expenses and other assets increased to $42.4 million at December 31, 2021 from $25.5 million at December 31, 2020.  The increase is due primarily to reimbursable lease incentives of $23.0 million related to our new corporate headquarters for leasehold improvements expected to be completed as we transition from our current corporate headquarters by the end of 2022 that offset a decrease in prepaid expenses in 2021 compared to the prior year.

Goodwill and other intangible assets, as discussed in “Note 6—Goodwill and Other Intangible Assets” and “Note 16 – Business Combinations” in the “Notes to Consolidated Financial Statements”, increased to $1,046.8 million and $79.6 million, respectively, at December 31, 2021 from $909.9 million and $59.9 million, respectively at December 31, 2020.  The increase is due primarily to the addition of $11.2 million and $126.1 million of goodwill related to the acquisitions of ESAC and Creative Systems, respectively, in 2021, and the impact of foreign currency translation of $0.5 million. The acquisitions of ESAC and Creative Systems also added $3.4 million and $28.9 million to other intangible assets, and the increase was offset by amortization of existing intangibles during 2021.  The balance of other intangibles were mainly related to customer relationships.

Operating lease - right-of-use assets increased to $177.4 million at December 31, 2021 from $127.1 million at December 31, 2020 and operating lease liability, both current and long-term, increased to $226.7 million at December 31, 2021 from $139.0 million at December 31, 2020, primarily due to us taking possession of our new corporate headquarters during the fourth quarter of 2021. As previously mentioned, we plan to complete the transition to our new corporate headquarters by the end of 2022.  Additionally, during 2021 we reviewed our operating lease facilities and either completely or partially discontinued usage of six offices. As a result, we incurred impairment charges on the rights-of-use asset of $7.9 million, other lease related costs of $1.5 million, and loss on disposal of property and equipment of $0.3 million.

Long-term debt increased to $421.6 million, net of unamortized debt issuance costs, at December 31, 2021 from $313.2 million at December 31, 2020, primarily due to financing of our acquisitions of ESAC and Creative Systems that occurred during the fourth quarter of 2021, offset by net repayments of the borrowings during the year. For the years ended December 31, 2021 and 2020, the average debt balance on our Credit Facility was $335.5 million and $428.0 million, respectively, and the average interest rate, excluding any fees and unamortized debt issuance costs, for the year ended December 31, 2021 and 2020 was 1.6% and 2.3%, respectively. We generally utilize cash flow from operations as our primary source of funding and utilize our Credit Facility to fund any temporary fluctuations, such as increases in contract receivables, reductions in accounts payable and accrued expenses, purchases of treasury stock, payments of declared dividends, additional capital expenditures, and to meet funding requirements for new acquisitions.

Other long-term liabilities as of December 31, 2021 was $24.1 million as compared to $40.1 million as of December 31, 2020. The decrease of $16.0 million was primarily due to the deferred employer Social Security tax liabilities of $10.5 million and the $1.2 million related to the prior acquisition being included in accrued expenses and other current liabilities at December 31, 2021, in addition to a reduction in the long-term portion of the fair value of the hedges by approximately $6.3 million compared to December 31, 2020.

The decrease in accumulated other comprehensive loss of $3.1 million, net of taxes, was driven by unrealized gains of $5.2 million in the fair value of the interest rate hedging instruments, offset by $0.5 million in prior unrealized gains reclassified to income related to hedging instruments previously sold and $1.5 million unrealized loss from the change in the value of certain foreign currencies relative to the U.S. dollar (primarily the British Pound, Euro and Canadian dollar.) See “Note 14—Accumulated Other Comprehensive Loss” in the “Notes to Consolidated Financial Statements.”

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

Share Repurchase Program. The objective of our share repurchase program has been to offset dilution resulting from employee stock compensation. Under the program, purchases could be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The Credit Facility permits share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.50 to 1.00.

In September 2017 the board of directors approved a share repurchase program that authorizes share repurchases in the aggregate up to $100.0 million.  In November 2021, the board of directors approved an increase to the share repurchase program to a new limit of $200.0 million, inclusive of the prior limit. During the fourth quarter of 2020, the board of directors approved a repurchase plan, as part of the normal approval process, which commenced on January 11, 2021 and ended on April 14, 2021 with total repurchases of 173,000 shares at an average price of $85.21 per share. During the fourth quarter of 2021, the board of directors approved a repurchase plan under the repurchase program to repurchase a maximum of 165,000 shares or a total of $20.0 million, whichever is reached first.  The plan commenced on December 20, 2021 and ends no later than June 30, 2022.  Under this plan, we repurchased 24,800 shares at an average price of $100.85 per share between the commencement date and December 31, 2021. For the year ended December 31, 2021, we repurchased a total of 197,800 shares under the share repurchase program at an average price of $87.17 per share. As of December 31, 2021, $128.8 million remained available for share repurchases under the share repurchase program.

Dividends.  Cash dividends declared in 2021 were as follows:

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

	Year ended December 31,
(in thousands)	2021	2020	2019
Net cash provided by operating activities	$110,205	$173,145	$91,440
Net cash used in investing activities	(194,481)	(270,948)	(30,470)
Net cash provided by (used in) financing activities	23,233	169,955	(67,640)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(511)	3,353	166
(Decrease) increase in cash, cash equivalents and restricted cash	$(61,554)	$75,505	$(6,504)

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered.

Operating activities provided $110.2 million in cash for the year ended December 31, 2021 compared to $173.1 million for the year ended December 31, 2020. The decrease of $62.9 million for the year ended December 31, 2021 compared to the 2020 was primarily due to $50.0 million of unexpected commercial client prepayments related to media placement in 2020 which were paid in early 2021, higher billings and lower collections of our contract receivables, increases to income tax receivable, and payment of previously deferred employer’s Social Security tax offset by increases to net income, inclusive of adjustments for non-cash expenses, lower prepaid expenses and other assets, and lower net use of cash for our payables, expenses, and vendor payments.

Investing activities used cash of $194.5 million for the year ended December 31, 2021, compared to $270.9 million for the year ended December 31, 2020. Our cash flows used in investing activities consists primarily of capital expenditures and acquisitions. During the year ended December 31, 2021, we used $174.5 million for payments to acquire ESAC and Creative Systems, net of cash acquired.  Cash used for capital expenditures totaled $19.9 million for the year ended December 31, 2021. For the year ended December 31, 2020, we used $253.3 million for acquisitions, net of cash acquired, for ITG and Eco-Tech, and $17.7 million for capital expenditures.

Financing activities consists primarily of debt and equity transactions and provided cash of $23.2 million for the year ended December 31, 2021 compared to $170.0 million for the same period in 2020. For the year ended 2021, cash flows provided by financing activities were primarily due to net borrowings on our Credit Facility of $107.8 million and proceeds from exercise of options of $2.8 million, offset by net payments of restricted contract funds of $55.8 million, share repurchases under our share repurchase plan and shares purchased from employees to pay required withholding taxes related to settlement of restricted stock units of $20.0 million, dividend payments of $10.6 million, and payments on business acquisition liabilities of $1.0 million. For the year ended 2020, cash flows provided by financing activities were primarily due to the net advance from our Credit Facility of $150.3 million and net receipt and payments of restricted contract funds of $65.6 million, offset by shares purchased from employees to pay required withholding taxes related to settlement of restricted stock units of $29.7 million, dividend payments of $10.6 million, payments of debt issuance costs of $2.1 million, payments on business acquisition liabilities of $1.9 million, and payments on capital expenditure obligations of $1.7 million.

OFF-BALANCE SHEET ARRANGEMENTS

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

We monitor interest rate fluctuations and outlooks as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects of higher interest rates on our results of operations. As part of this strategy, we may use interest rate swap arrangements to hedge all or a portion of our interest rate risk by securing hedges that effectively convert our variable rate debt to fixed rate debt. We do not use such instruments for speculative or trading purposes. Our exposure to market risk includes changes in interest rates for borrowings under the Credit Facility. These borrowings accrue interest at variable rates. Based on our borrowings under this facility and amount of hedging in 2021, a 1% increase in interest rates would have increased interest expense by approximately $3.4 million, and would have decreased our annual net income and operating cash flows by a comparable amount. At December 31, 2021, we had four interest rate swap agreements with a total aggregate notional amount of $200.0 million to hedge against changes in interest rates and offset potential increases in interest expense.  See “Note 12—Derivative Instruments and Hedging Activities” in the “Notes to Consolidated Financial Statements.”

As a result of conducting business in currencies other than the U.S. dollar, we are subject to market risk with respect to adverse fluctuations in currency exchange rates. In general, our currency risk is mitigated largely by matching costs with revenues in a given currency. However, our exposure to fluctuations in other currencies against the U.S. dollar increases as a greater portion of our revenue is generated in currencies other than the U.S. dollar. We currently have hedges in place to mitigate our foreign exchange risk related to our operations in Europe; however, given the amount of business conducted in Europe, there is some risk that revenue and profits will be affected by foreign currency exchange rate fluctuations. We use a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue. During the year ended December 31, 2021, 11.1% of our revenue was generated from our international operations based on the location to which a contract was awarded. As a result, a 10% increase or decrease in the value of the U.S. dollar against all currencies would have an estimated impact on revenue of approximately 1.1%, or $17.3 million. Actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure. As of December 31, 2021, we held approximately $20.1 million in cash and restricted cash in foreign bank accounts to be utilized on behalf of our foreign subsidiaries and to be used to pay providers of service to a customer (see “Note 3—Restricted Cash” in the “Notes to the Consolidated Financial Statements”), thereby partially mitigating foreign currency conversion risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of ICF International, Inc. and subsidiaries are provided in Part IV in this Annual Report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the Company’s management, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2021 to provide reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2021.

As permitted by the SEC rules, management’s assessment and conclusion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2021, excludes an assessment of the internal control over financial reporting of ESAC and Creative Systems and Consulting, acquired on November 1, 2021 and December 31, 2021, respectively. ESAC and Creative Systems and Consulting represent total assets, excluding goodwill and intangibles related to the acquisitions, and revenues constituting 0.9% and 0.1%, respectively, of the Company’s consolidated total assets and total revenues as of and for the year ended December 31, 2021.

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

Changes in Internal Control Over Financial Reporting. There were no material changes in our internal control over financial reporting during the last quarter of 2021, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders (the “2022 Proxy Statement”) and is incorporated herein by reference.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1) Financial Statements

(2) Financial Statement Schedules

None.

(3) Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q, filed August 3, 2017).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed June 2, 2017).

4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A (File No. 333-134018), filed September 12, 2006).

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

10.22

Equity Purchase Agreement by and among Creative Systems and Consulting, L.L.C., Project Apple Holdings, LLC, Vanitha Khera, Vishal Khera, and ICF Incorporated, L.L.C., dated December 13, 2021
(Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A, filed December 17, 2021).

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

101

The following materials from the ICF International, Inc. Annual Report on Form 10-K for the year ended December 31, 2021 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. *

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL

*	Submitted electronically herewith.

+	Indicates a management contract or compensatory plan or arrangement required to be filed as an exhibit.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 25, 2022	ICF INTERNATIONAL, INC.
	By:	/s/ JOHN WASSON
John Wasson
Chair, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN WASSON	Chair, President, Chief Executive Officer, and Director (Principal Executive Officer)	February 25, 2022
John Wasson

/s/ BETTINA G. WELSH	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Bettina G. Welsh

/s/ DONALD J. TERRERI	Controller (Principal Accounting Officer)	February 25, 2022
Donald J. Terreri

/s/ MARILYN CROUTHER	Director	February 25, 2022
Marilyn Crouther

/s/ SCOTT SALMIRS	Director	February 25, 2022
Scott Salmirs

/s/ Dr. SRIKANT M. DATAR	Director	February 25, 2022
Dr. Srikant M. Datar

/s/ CHERYL W. GRISÉ	Director	February 25, 2022
Cheryl W. Grisé

/s/ PETER SCHULTE	Director	February 25, 2022
Peter Schulte

/s/ MICHAEL J. VAN HANDEL	Director	February 25, 2022
Michael Van Handel

/s/ RANDALL MEHL	Director	February 25, 2022
Randall Mehl

/s/ MICHELLE A. WILLIAMS	Director	February 25, 2022
Michelle A. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2022 expressed an unqualified opinion.

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

Critical audit matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Estimates-at-Completion

As described further in Note 2 to the consolidated financial statements, the Company generally recognizes revenue over time as control transfers to a client, based on the extent of progress toward satisfaction of the related performance obligation. The selection of the method used to measure progress requires judgement and is dependent on the contract type selected by the client during contract negotiation and the nature of the services and solutions to be provided. For performance obligations requiring the delivery of a service for a fixed price, the Company uses the ratio of actual costs incurred to total estimated costs, provided that costs incurred (an input model) represents a reasonable measure of progress toward the satisfaction of a performance obligation, in order to estimate the portion of total transaction price earned. We identified the initial development and subsequent changes related to estimates-at-completion as a critical audit matter.

The principal considerations for our determination that the use of estimates-at-completion in recognizing revenue is a critical audit matter are the significant management judgements involved in the initial creation and subsequent updates to the Company’s estimates-at-completion and related profit recognized, which required challenging and subjective auditor judgement in the execution of our procedures. Inputs and assumptions requiring significant management judgement included anticipated direct labor, subcontract labor, and other direct costs required to deliver on unfulfilled performance obligations.

Our audit procedures in response to this matter included the following, among others.

•

We tested the design and operating effectiveness of controls relating to the initial drafting of estimates-at-completion and the ongoing monitoring of changes in estimates specific to the estimates-at-completion.

•

We tested management’s process for developing, revising and applying estimates-at-completion to a sample of contracts. Our testing included evaluating key inputs and assumptions by comparing them to underlying supporting documentation or other corroborating evidence, such as subcontractor agreements, customer correspondence and contractual milestones, historical cost experience with similar contracts, when applicable, or other documentation that supports estimated costs.

•

We performed a lookback analysis of certain contracts completed during the year ended December 31, 2021 and compared the final gross margin to the estimated margins throughout the contract life cycle to assess the Company’s ability to develop reasonable estimates.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2000.

Arlington, Virginia

February 25, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2021, and our report dated February 25, 2022 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal controls over financial reporting of ESAC and Creative Systems and Consulting, wholly-owned subsidiaries, which constituted 0.9% of total assets, excluding goodwill and intangibles related to the acquisitions, and 0.1% of revenues of the related consolidated financial statement amounts as of and for the year ended December 31, 2021. As indicated in Management’s Report, ESAC and Creative Systems and Consulting were acquired on November 1, 2021 and December 31, 2021, respectively. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of ESAC and Creative Systems and Consulting.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia

February 25, 2022

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2021	December 31, 2020
ASSETS
Current Assets:
Cash and cash equivalents	$8,254	$13,841
Restricted cash - current	12,179	68,146
Contract receivables, net	237,684	222,850
Contract assets	137,867	143,369
Prepaid expenses and other assets	42,354	25,492
Income tax receivable	10,825	1,977
Total Current Assets	449,163	475,675
Total Property and Equipment, net	52,053	62,434
Other Assets:
Goodwill	1,046,760	909,913
Other intangible assets, net	79,645	59,887
Operating lease - right-of-use assets	177,417	127,132
Other assets	44,496	32,249
Total Assets	$1,849,534	$1,667,290

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	105,652	91,365
Contract liabilities	39,665	42,050
Operating lease liabilities - current	34,901	23,350
Accrued salaries and benefits	85,517	80,512
Accrued subcontractors and other direct costs	39,400	78,842
Accrued expenses and other current liabilities	61,496	100,908
Total Current Liabilities	376,631	427,027
Long-term Liabilities:
Long-term debt	411,605	303,214
Operating lease liabilities - non-current	191,805	115,614
Deferred income taxes	41,913	34,330
Other long-term liabilities	24,110	40,144
Total Liabilities	1,046,064	920,329

Commitments and Contingencies (Note 20)

Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 23,535,671 and 23,305,255 shares issued; and 18,876,490 and 18,909,983 shares outstanding at December 31, 2021 and 2020, respectively	23	23
Additional paid-in capital	384,984	369,058
Retained earnings	649,298	588,731
Treasury stock, 4,659,181 and 4,395,272 shares at December 31, 2021 and 2020, respectively	(219,800)	(196,745)
Accumulated other comprehensive loss	(11,035)	(14,106)
Total Stockholders’ Equity	803,470	746,961
Total Liabilities and Stockholders’ Equity	$1,849,534	$1,667,290

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in thousands, except per share amounts)	2021	2020	2019
Revenue	$1,553,048	$1,506,875	$1,478,525
Direct costs	979,570	972,406	953,187
Operating costs and expenses
Indirect and selling expenses	430,572	411,612	395,763
Depreciation and amortization	19,478	20,399	20,099
Amortization of intangible assets	12,492	13,349	8,083
Total operating costs and expenses	462,542	445,360	423,945
Operating income	110,936	89,109	101,393
Interest expense	(10,252)	(13,892)	(10,719)
Other expense	(594)	(544)	(501)
Income before income taxes	100,090	74,673	90,173
Provision for income taxes	28,958	19,714	21,235
Net income	$71,132	$54,959	$68,938

Earnings per share:
Basic	$3.77	$2.92	$3.66
Diluted	$3.72	$2.87	$3.59

Weighted-average common shares outstanding:
Basic	18,868	18,841	18,816
Diluted	19,124	19,135	19,224

Cash dividends declared per common share	0.56	0.56	0.56

Other comprehensive income (loss), net of tax	3,071	(1,962)	407
Comprehensive income, net of tax	$74,203	$52,997	$69,345

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2019	18,817	22	326,208	486,442	3,629	(139,704)	(12,551)	660,417
Net income	—	—	—	68,938	—	—	—	68,938
Other comprehensive income	—	—	—	—	—	—	407	407
Equity compensation	—	—	15,818	—	—	—	—	15,818
Exercise of stock options	94	—	2,924	—	—	—	—	2,924
Issuance of shares pursuant to vesting of restricted stock units	306	1	—	—	—	—	—	1
Net payments for stock issuances and buybacks	(349)	—	1,845	—	349	(25,259)	—	(23,414)
Dividends declared	—	—	—	(10,540)	—	—	—	(10,540)
Balance at December 31, 2019	18,868	23	346,795	544,840	3,978	(164,963)	(12,144)	714,551
Net income	—	—	—	54,959	—	—	—	54,959
Other comprehensive income	—	—	—	—	—	—	(1,962)	(1,962)
Equity compensation	—	—	17,555	—	—	—	—	17,555
Exercise of stock options	70	—	2,652	—	—	—	—	2,652
Issuance of shares pursuant to vesting of restricted stock units	389	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(417)	—	2,056	—	417	(31,782)	—	(29,726)
Cumulative-effect adjustments for adoption of accounting principle	—	—	—	(513)	—	—	—	(513)
Dividends declared	—	—	—	(10,555)	—	—	—	(10,555)
Balance at December 31, 2020	18,910	$23	$369,058	$588,731	4,395	$(196,745)	$(14,106)	$746,961
Net income	—	—	—	71,132	—	—	—	71,132
Other comprehensive income	—	—	—	—	—	—	3,071	3,071
Equity compensation	—	—	13,230	—	—	—	—	13,230
Exercise of stock options	8	—	233	—	—	—	—	233
Issuance of shares pursuant to vesting of restricted stock units	222	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(264)	—	2,463	—	264	(23,055)	—	(20,592)
Dividends declared	—	—	—	(10,565)	—	—	—	(10,565)
Balance at December 31, 2021	18,876	$23	$384,984	$649,298	4,659	$(219,800)	$(11,035)	$803,470

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2021	2020	2019
Cash Flows from Operating Activities
Net income	$71,132	$54,959	$68,938
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	10,912	4,062	624
Deferred income taxes	8,816	(1,865)	(123)
Non-cash equity compensation	13,230	17,555	15,818
Depreciation and amortization	31,970	33,748	28,182
Facilities consolidation reserve	(302)	(288)	(274)
Amortization of debt issuance costs	617	710	507
Impairment of long-lived assets	7,901	3,090	1,728
Other adjustments, net	1,099	964	181
Changes in operating assets and liabilities, net of the effect of acquisitions:
Net contract assets and liabilities	3,069	6,064	(11,963)
Contract receivables	(19,021)	54,384	(31,300)
Prepaid expenses and other assets	4,529	(5,410)	1,997
Operating lease assets and liabilities, net	(5,481)	(2,307)	(1,247)
Accounts payable	13,479	(51,177)	31,949
Accrued salaries and benefits	(5,616)	26,810	8,012
Accrued subcontractors and other direct costs	(38,575)	32,544	(12,293)
Accrued expenses and other current liabilities	26,697	(18,198)	(4,951)
Income tax receivable and payable	(12,802)	5,375	(4,489)
Other liabilities	(1,449)	12,125	144
Net Cash Provided by Operating Activities	110,205	173,145	91,440

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(19,932)	(17,683)	(26,901)
Payments for business acquisitions, net of cash acquired	(174,549)	(253,265)	(3,569)
Net Cash Used in Investing Activities	(194,481)	(270,948)	(30,470)

Cash Flows from Financing Activities
Advances from working capital facilities	881,037	1,020,451	686,830
Payments on working capital facilities	(773,264)	(870,114)	(721,809)
Payments on capital expenditure obligations	—	(1,712)	(1,621)
Receipt of restricted contract funds	264,214	65,694	—
Payment of restricted contract funds	(319,990)	(106)	—
Debt issue costs	—	(2,094)	—
Proceeds from exercise of options	2,848	37	2,914
Dividends paid	(10,565)	(10,551)	(10,540)
Net payments for stockholder issuances and buybacks	(20,040)	(29,726)	(23,414)
Payments on business acquisition liabilities	(1,007)	(1,924)	—
Net Cash Provided by (Used in) Financing Activities	23,233	169,955	(67,640)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(511)	3,353	166

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(61,554)	75,505	(6,504)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	81,987	6,482	12,986
Cash, Cash Equivalents, and Restricted Cash, End of Period	$20,433	$81,987	$6,482

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$10,331	$14,337	$10,424
Income taxes	$34,132	$15,954	$26,595
Non-cash investing and financing transactions:
Share repurchases transacted but not settled and paid	$552	$—	$—
Tenant improvements funded by lessor	$—	$3,124	$—
Exercise of options receivable from shareholders	$—	$2,615	$—

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

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. It maintains offices throughout the world, including over 53 offices in the U.S. and U.S. territories and more than 24 offices in key markets outside the U.S., including offices in the United Kingdom (“U.K.), Belgium, China, India and Canada.

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

Contract receivables, net – This account includes amounts billed and due from clients under contract terms. The amounts due are stated at their net realizable value. The Company maintains an allowance for doubtful accounts to provide for the estimated amount of receivables that will not be collected. The Company considers a number of factors in its estimate of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of the receivables. The Company writes off specific contract receivables when such amounts are determined to be uncollectible.

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

The Company’s qualitative analysis as of October 1, 2021 included macroeconomic, industry and market specific considerations, financial performance indicators and measurements, and other factors. Based on this qualitative assessment, the Company determined that it is more likely than not that the fair value of its reporting unit exceeded its carrying amount, and thus any additional quantitative impairment test was not required to be performed. Therefore, based on management’s review, a goodwill impairment loss was not required for 2021. Historically, the Company has not recorded any goodwill impairment losses.

Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment, operating lease right-of-use (“ROU”) assets, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the assets may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the long-lived asset being evaluated, a loss is recognized for any excess of the carrying amount over the fair value of the asset. The Company recognized impairment expense, included in indirect and selling expenses, of $7.9 million and $3.1 million during the year ended December 31, 2021 and 2020, respectively, related to operating lease right-of-use assets, and $1.7 million during the year ended December 31, 2019 related to intangible assets associated with a historical business acquisition.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use assets and operating lease liabilities (current and non-current) on the consolidated balance sheets. Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments as of the commencement date. Since most lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate as of the commencement date in estimating the present value of future payments. The operating lease right-of-use asset is based on the present value of future lease payments and excludes impacts from lease incentives and initial costs incurred to obtain the lease. At the lease commencement date, the Company estimates its collateralized incremental borrowing rate based on publicly available yields adjusted for Company-specific considerations and the Company's varying lease terms in determining the present value of future payments. Lease terms, for the purposes of determining each lease’s present value, include options to extend or terminate the lease if it is reasonably certain and economically reasonable that the Company will exercise that option. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company uses leases to obtain use of a variety of different resources, including those for the use of facilities or equipment. These agreements may contain both lease and non-lease components, which are generally accounted for separately. For office equipment leases (primarily copier leases), the Company elected to account for the lease and non-lease components as a single lease component and not recognize right-of-use assets and lease liabilities for leases with a term not greater than twelve months.

Capitalized Software

The Company capitalizes certain costs to develop enhancements and upgrades to internal-use software that are incurred subsequent to the preliminary project stage. Amortization expense is recorded on a straight-line basis over the expected economic life of the software or the service contract, typically lasting three to five years.  As of December 31, 2021, and 2020, capitalized software, net of accumulated amortization, totaled $14.5 million and $4.8 million, respectively, and are included as part of “Other assets” on the consolidated balance sheets.

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

Derivative Instruments

Derivative instruments designated as cash flow hedges are recorded on the consolidated balance sheets at fair value as of the reporting date, and the effective portion of the hedge is recorded in other comprehensive income (loss), net of tax, on the consolidated statements of comprehensive income and reclassified to earnings in the period that the hedged instruments affect earnings.  Management reviews the effectiveness of the hedges on a quarterly basis.

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

Acquisition-Related Costs

Costs related to successful and unsuccessful acquisitions include professional fees for legal, financial, and other advisory services and are expensed in the period that they are incurred.

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

Approximately $735.0 million, $667.0 million, and $561.0 million of the Company’s revenue for the years 2021, 2020, and 2019, respectively, was derived under prime contracts and subcontracts with agencies and departments of the federal government representing 47%, 44%, and 38% of total revenue, respectively. No other customer accounted for 10% or more of the Company’s revenue during the years ended 2021, 2020, and 2019.

The Company’s international operations provide services to both commercial and international government clients. Revenue is attributed to a particular geographic area based on the administrative location of the client that awarded the contract. The Company’s revenue generated from international clients (both government and commercial) as a percentage of total revenue was approximately 11%, 13%, and 8% for the years 2021, 2020, and 2019, respectively.

At December 31, 2021 and 2020, long-lived assets held internationally were 15% and 15% of total long-lived assets, respectively.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and contract receivables. The Company’s domestic bank accounts are insured up to $250,000 by the Federal Deposit Insurance Corporation. As of December 31, 2021, the Company had $2.0 million in its accounts that exceeded the insured limit. The majority of the Company’s cash transactions are processed through one U.S. commercial bank. Cash held domestically in excess of daily requirements is used to reduce any amounts outstanding under the Company’s Credit Facility. As of December 31, 2021 and 2020, the Company held approximately $20.1 million and $81.5 million, respectively, of cash and restricted cash in foreign bank accounts (not including outstanding deposits and checks). To date, the Company has not incurred losses related to cash and cash equivalents.

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

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

Business Combinations

In October 2021, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. Prior to ASU 2021-08, contract assets and contract liabilities of an acquired business were measured at fair value by the acquiring company in accordance with Topic 805. Under ASU 2021-08, the Company is required to recognize and measure contract assets and contract liabilities acquired in a business combination by applying ASC 606, Revenue from Contracts with Customers to the contracts as if it had originated the contracts. The Company adopted ASU 2021-08 in the fourth quarter of 2021 and applied the amendments to contract assets and contract liabilities from the acquisitions of ESAC and Creative Systems and Consulting (“Creative Systems”) which were completed during the 2021 fiscal year.  The adoption of ASU 2021-08 did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, FASB issued ASU 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The provisions of this ASU are elective and apply to all entities, subject to meeting certain criteria, that have debt or hedging contracts, among other contracts, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform, if certain criteria are met. Also, the Company can elect various optional expedients that would allow it to continue to apply hedge accounting for hedging relationships affected by reference rate reform, if certain criteria are met. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of the transition from LIBOR to alternative reference interest rates but does not expect a significant impact to its operating results, financial position, or cash flows.

NOTE 3 - RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets at December 31, 2021 and 2020 to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the years ended December 31, 2021, 2020, and 2019:

	2021		2020		2019
	Beginning	Ending	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$13,841	$8,254	$6,482	$13,841	$11,694	$6,482
Restricted cash - current	68,146	12,179	—	68,146	—	—
Restricted cash - non-current	—	—	—	—	1,292	—
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$81,987	$20,433	$6,482	$81,987	$12,986	$6,482

Under a contract with a customer commencing in the final quarter of fiscal year 2020, the Company received advance payments to be used to pay providers of service to the customer, a separate third-party. The advanced payments are treated as restricted cash - current as the Company is required under the contract to distribute the advanced funds to the third-party providers or return the advanced funds to the customer. Because the Company receives the advance payments from the customer, which must be refunded to the customer or remitted to a third party, the cash receipts are treated as borrowings rather than receipts for the provision of goods or services. Therefore, these cash receipts are presented in the consolidated statements of cash flows as financing cash inflows, “receipt of restricted contract funds”, with the subsequent payments classified as financing cash outflows, “payment of restricted contract funds.” See Note 9 – Accrued Expenses and Other Liabilities for the corresponding liability.

NOTE 4 - CONTRACT RECEIVABLES

Contract receivables consisted of the following as of December 31:

	2021	2020
Billed receivables	$245,425	$230,466
Allowance for expected credit losses	(7,741)	(7,616)
Contract receivables, net	$237,684	$222,850

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2021	2020
Leasehold improvements	$34,639	$35,683
Software	24,363	53,001
Furniture and equipment	25,115	28,772
Computers	44,128	40,158
	128,245	157,614
Accumulated depreciation and amortization	(76,192)	(95,180)
Total property and equipment, net	$52,053	$62,434

Depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019, was approximately $19.5 million, $20.4 million, and $20.1 million, respectively.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2021	2020
Balance as of January 1	$909,913	$719,934
Goodwill resulting from business combination - ITG	—	188,253
Goodwill resulting from business combination - ESAC	11,226	—
Goodwill resulting from business combination - Creative Systems and Consulting	126,118	—
Effect of foreign currency translation	(497)	1,726
Balance as of December 31	$1,046,760	$909,913

Other Intangible Assets

Intangible assets with definite lives are primarily amortized over periods ranging from approximately 1 to 10 years. The weighted-average period of amortization for all intangible assets, calculated as of December 31, 2021, is 7.7 years. The customer-related intangible assets, which consist of customer contracts, backlog, and non-contractual customer relationships, are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The weighted-average period of amortization of the customer-related intangibles calculated as of December 31, 2021 is 7.7 years. Intangible assets related to developed technology are being amortized on an accelerated basis over a weighted-average period, calculated as of December 31, 2021, of 7.7 years. Intangible assets with an indefinite life consist of a domain name.

Other intangibles consisted of the following at December 31:

	2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$167,577	$(92,494)	$75,083
Developed technology	5,411	(944)	4,467
Total amortizable intangible assets	172,988	(93,438)	79,550
Intangible with indefinite life	95	—	95
Total other intangible assets	$173,083	$(93,438)	$79,645

	2020
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$142,849	$(83,137)	$59,712
Developed technology	733	(653)	80
Total amortizable intangible assets	143,582	(83,790)	59,792
Intangible with indefinite life	95	—	95
Total other intangible assets	$143,677	$(83,790)	$59,887

Aggregate amortization expense for the years ended December 31, 2021, 2020, and 2019, was approximately $12.5 million, $13.3 million, and $8.1 million, respectively. The Company recognized impairment expense, included in indirect and selling expense, of $1.7 million in the second quarter of 2019 related to the intangible asset associated with a historical business acquisition. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2022	$19,920
2023	18,864
2024	18,211
2025	13,393
2026	7,207
Thereafter	1,955
Total	$79,550

NOTE 7 – LEASES

The Company has operating leases for facilities and equipment which have remaining terms ranging from 1 to 17 years. The leases may include options to extend the lease periods for up to 5 years at rates approximating market rates and/or options to terminate the leases within 1 year. The leases may include a residual value guarantee or a responsibility to return the property to its original state of use. A limited number of leases contain provisions that provide for rental increases based on consumer price indices. The change in lease costs resulting from changes in these indices are included within variable rent.

Operating leases consisted of the following at December 31, 2021:

December 31, 2021
Real estate facilities	$237,591
Office equipment	2,117
Other	686
Total before amortization	240,394
Amortization of right-of-use assets	(62,977)
Total operating lease right-of-use assets	$177,417

The Company’s lease cost is recognized on a straight-line basis over the lease term and is primarily included within indirect and selling expenses on the consolidated statements of comprehensive income.  Lease cost consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Operating lease cost	$35,469	$37,874	$36,210
Short-term lease cost	453	1,421	2,153
Variable lease cost	43	53	77
Total lease cost	$35,965	$39,348	$38,440

Future minimum lease payments under non-cancellable leases as of December 31, 2021 were as follows:

		December 31, 2021
December 31, 2022		$37,539
December 31, 2023		20,555
December 31, 2024		22,473
December 31, 2025		21,681
December 31, 2026		21,140
Thereafter		156,704
Total future minimum lease payments		280,092
Less: Interest		(53,386)
Total operating lease liabilities		$226,706

	December 31, 2021	December 31, 2020
Operating lease liabilities - current	$34,901	$23,350
Operating lease liabilities - non-current	191,805	115,614
Total operating lease liabilities	$226,706	$138,964

Other information related to operating leases is as follows:

	Year Ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$28,932	$41,025
Right-of-use assets obtained in exchange for new operating lease liabilities	$90,046	$29,790
Weighted-average remaining lease term - operating leases	11.4	5.9
Weighted-average discount rate - operating leases	3.2%	3.4%

The change in operating lease right-of-use assets and lease liabilities are presented within cash flows from operating activities on the consolidated statements of cash flows.

As of December 31, 2021, the Company had three active operating leases with renewals that had not yet commenced with a potential operating lease liability of approximately $1.1 million. The renewals are expected to commence in 2022.

NOTE 8 - ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2021	2020
Accrued bonuses, liability-classified awards, and commissions	$26,443	$24,464
Accrued salaries	25,397	21,282
Accrued paid time off and leave	13,574	15,046
Social security tax deferral	10,457	10,457
Accrued medical	4,098	3,238
Accrued payroll taxes and withholdings	1,022	1,033
Other	4,526	4,992
Total accrued salaries and benefits	$85,517	$80,512

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

	2021	2020
Deposits	$21,088	$9,881
Restricted contract funds	12,165	68,138
Accrued IT and software licensing costs	1,702	2,157
Accrued taxes and insurance premiums	5,267	4,327
Accrued facilities rental and lease exit costs	1,291	780
Accrued interest	212	214
Accrued professional services	3,068	2,094
Accrued dividends	2,643	2,641
Contingent and contractual liabilities from acquisitions	1,245	683
Interest rate swap liability - current	3,026	3,693
Other accrued expenses and current liabilities	9,789	6,300
Total accrued expenses and other current liabilities	$61,496	$100,908

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

The Company has the option to borrow funds under the Credit Facility at interest rates based on both LIBOR (1, 3, or 6-month rates) and the Base Rate (as defined herein), at its discretion, plus their applicable margins. Base Rates are fluctuating per annum rates of interest equal to the highest of (i) the Overnight Bank Funding Rate, plus 0.5%, (ii) the Prime Rate (as defined under the Credit Facility), and (iii) the daily LIBOR rate, plus a LIBOR margin of between 1.00% and 2.00% based on our Leverage Ratio (as defined under the Credit Facility.) On December 31, 2021, our LIBOR based borrowing rate was 1.35%, including a LIBOR margin of 1.25%. The interest accrued based on LIBOR rates is to be paid on the last business day of the interest period (1, 3, or 6 months), while interest accrued based on the Base Rates is to be paid in quarterly installments. The Credit Facility provides for letters of credit aggregating up to $60.0 million which reduce the funds available under the Credit Facility when issued. The unused portion of the Credit Facility was subject to a commitment fee of between 0.13% and 0.25% per annum. Based on our Leverage Ratio that amount was 0.15% per annum at December 31, 2021 and 0.20% per annum at December 31, 2020.

The Credit Facility is collateralized by substantially all of the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio of not more than 4.00 to 1.00 (subject to a step-up to 4.25 to 1.0 for a four quarter period following permitted acquisitions as defined under the Credit Facility) for each fiscal quarter. As of December 31, 2021, the Company was in compliance with its covenants under the Credit Facility. The Credit Facility also has a conforming dividend covenant that allows the Company to pay dividends as long as it remains compliant within our covenants.

 As of December 31, 2021, the available borrowing capacity under the Credit Facility (excluding the accordion) was $355.7 million. Taking into account the financial and performance-based limitations, the available borrowing capacity (excluding the accordion) was $283.8 million as of December 31, 2021.

As of December 31, 2021 and 2020, long-term debt consisted of the following:

	December 31, 2021		December 31, 2020
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$182,500		$192,500
Revolving Credit		241,055		123,281
Total before debt issuance costs	1.65%	423,555	2.35%	315,781
Unamortized debt issuance costs		(1,950)		(2,567)
		$421,605		$313,214

Current portion of long-term debt		$10,000		$10,000
Long-term debt - non-current		411,605		303,214
		$421,605		$313,214

Future scheduled repayments of term loan principal are as follows:

Payments due by	Term Loan	Revolving Credit	Total
December 31, 2022	$10,000	$—	$10,000
December 31, 2023	13,750	—	13,750
December 31, 2024	15,000	—	15,000
December 31, 2025	143,750	241,055	384,805
December 31, 2026	—	—	—
Thereafter	—		—
Total	$182,500	$241,055	$423,555

Debt Issuance Cost

The Company’s debt issuance costs are amortized over the term of indebtedness. The balance of net debt issuance costs at December 31, 2021 and 2020 are as follows:

	2021	2020
Amortizable debt issuance costs	$8,751	$8,751
Accumulated amortization	(6,801)	(6,184)
Net debt issuance costs	$1,950	$2,567

Amortization of debt issuance costs totaling $0.6 million, $0.7 million, and $0.5 million was recorded for each of the years ended December 31, 2021, 2020, and 2019, respectively, and was included as part of interest expense.

Letters of Credit

At December 31, 2021 and 2020, the Company had nine and ten outstanding letters of credit totaling approximately $3.3 million and $2.7 million, respectively. These letters of credit are renewed annually.

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

	Year ended December 31,
	2021	2020	2019
Client Markets:
Energy, environment, and infrastructure	$654,488	$609,358	$663,799
Health, education, and social programs	678,047	677,454	567,351
Safety and security	115,266	120,599	118,279
Consumer and financial	105,247	99,464	129,096
Total	$1,553,048	$1,506,875	$1,478,525

	Year ended December 31,
	2021	2020	2019
Client Type:
U.S. federal government	$735,031	$666,968	$560,953
U.S. state and local government	233,757	219,507	279,833
International government	136,245	93,581	122,125
Total Government	1,105,033	980,056	962,911
Commercial	448,015	526,819	515,614
Total	$1,553,048	$1,506,875	$1,478,525

	Year ended December 31,
	2021	2020	2019
Contract Mix:
Time-and-materials	$633,574	$732,365	$700,980
Fixed-price	645,351	536,903	566,299
Cost-based	274,123	237,607	211,246
Total	$1,553,048	$1,506,875	$1,478,525

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from contracts when revenue recognized exceeds the amount billed due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on contracts due to billing schedule timing. The $3.1 million decrease in the Company’s net contract assets is a result of the timing difference between the performance of services and billings and payments from customers. During the year ended December 31, 2021 and 2020, the Company recognized $22.7 million and $24.7 million in revenue related to the contract liabilities balance at December 31, 2020 and 2019, respectively. There were no material changes to contract balances due to impairments or business combinations during the period.

	December 31, 2021	December 31, 2020	Change
Contract assets	$137,867	$143,369	$(5,502)
Contract liabilities	(39,665)	(42,050)	2,385
Net contract assets	$98,202	$101,319	$(3,117)

Performance Obligations:

The Company had $1.3 billion in unfulfilled performance obligations as of December 31, 2021, which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on non-cancelable contracts and were generally valued using an estimated cost-plus margin approach, with variable consideration being estimated at the most likely amount.  The amounts exclude marketing offers, which are negotiated but unexercised contract options and indefinite delivery/indefinite quantity (IDIQ) and similar arrangements that provided a framework for customers to issue specific tasks, delivery, or purchase orders in the future. The Company expects to satisfy these performance obligations, on average, in one to two years.

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

A summary of Swaps designated as cash flow hedges as of December 31, 2021 are as follows:

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

For the years ended December 31, 2021 and 2020, the effect of the Swaps on the Company’s financial statements are as follows:

Cash Flow Hedging Derivatives	Total Gain or (Loss) Recorded to AOCI		Amount of (Gain) or Loss Reclassified from AOCI into Income
	2021	2020	2021	2020
Interest Rate Swaps	$3,285	$(9,867)	$3,008	$2,031

As of December 31, 2021, the net amount of realized losses from the hedge agreements expected to be reclassified from AOCI into earnings within the next 12 months is $2.3 million.

NOTE 13 - INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows for the years ended December 31:

	2021	2020	2019
Domestic	$97,884	$68,817	$87,622
Foreign	2,206	5,856	2,551
Income before income taxes	$100,090	$74,673	$90,173

Income tax expense consisted of the following for the years ended December 31:

	2021	2020	2019
Current:
Federal	$15,961	$14,645	$14,123
State	3,494	5,198	5,698
Foreign	687	1,736	1,537
Total current	20,142	21,579	21,358
Deferred:
Federal	4,724	(1,721)	320
State	4,395	314	(25)
Foreign	(303)	(458)	(418)
Total deferred	8,816	(1,865)	(123)
Income tax expense	$28,958	$19,714	$21,235

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.

Deferred tax assets (liabilities) consisted of the following at December 31:

	2021	2020
Deferred Tax Assets
Allowance for expected credit losses	$1,825	$1,687
Accrued paid time off	2,504	2,423
Foreign net operating loss (NOL) carry forward	91	957
State net operating loss (NOL) carry forward	522	714
Stock option compensation	1,680	2,308
Deferred rent	2,566	3,091
Deferred compensation	5,358	4,598
Foreign tax credits	6,677	5,882
State tax credits	1,081	2,108
Foreign exchange	4,014	5,370
Foreign deferred	727	650
Accrued bonus	5,303	4,126
Accrued liabilities and other	6,660	5,701
	39,008	39,615
Less: Valuation Allowance	(7,048)	(6,839)
Total Deferred Tax Assets	31,960	32,776

Deferred Tax Liabilities
Retention	(637)	(1,003)
Prepaid expenses	(726)	(1,089)
Payroll taxes	(544)	(489)
Unbilled revenue	(607)	(1,451)
Depreciation	(1,920)	(1,731)
Amortization	(68,194)	(60,392)
Deferred gain and other	(1,245)	(951)
Total Deferred Tax Liabilities	(73,873)	(67,106)
Total Net Deferred Tax Liability	$(41,913)	$(34,330)

The Company measures certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is now generally 26.6%.

As of December 31, 2021, the cumulative foreign tax credit carryforward balance increased by approximately $0.8 million and the valuation allowance required increased by approximately $0.8 million. No additional income taxes have been provided for on any remaining undistributed foreign earnings not subject to the transition tax.  No additional deferred income taxes have been provided for the $1.2 million of additional favorable outside basis differences inherent in these foreign entities as of December 31, 2021 because these amounts continue to be permanently reinvested in foreign operations.

As of December 31, 2021, the Company had approximately $0.1 million of foreign operating loss carryforward for income taxes which may be carried forward indefinitely.

As of December 31, 2021, the Company had NOL carryforwards for state income tax purposes of approximately $7.3 million, which expires in 2034. The Company acquired these NOLs as a result of its purchase of Olson in November 2014. Internal Revenue Code Section 382 imposes an annual limitation on the use of a corporation’s NOLs, tax credits and other carryovers after an “ownership change” occurs. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs and credits. In general, the annual limitation is determined by multiplying the value of the corporation’s stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused portion of the annual limitation is available for use in future years until such NOLs are scheduled to expire (in general, NOLs may be carried forward 20 years). The Company established a valuation allowance of approximately $0.4 million against the portion of the deferred tax asset which it is more-likely-than-not that it will not be recoverable (e.g. expiration of the statute of limitations, etc.)

As of December 31, 2021, the Company had gross state income tax credit carryforwards of approximately $1.4 million, which expire between 2021 and 2029. A deferred tax asset of approximately $1.1 million, net of federal benefit, has been established related to these state income tax credit carryforwards as of December 31, 2021.

The need to establish valuation allowances for deferred assets is based on a more-likely-than-not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration has been given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives. The Company concluded that a valuation allowance of approximately $0.4 million and $1.0 million was required for tax attributes related to specified foreign jurisdictions as of December 31, 2021 and 2020, respectively, and an additional $6.7 million valuation allowance is required against our U.S. foreign tax credit carry forwards.

The total amount of unrecognized tax benefits as of December 31, 2021 and 2020 was $0.5 million and $0.8 million, respectively, which includes $0.5 million and $0.8 million, respectively, of tax positions that, if recognized, would impact the effective rate.

The unrecognized tax benefit reconciliation, excluding penalty and interest, is as follows:

Unrecognized tax benefits at January 1, 2019	$216
Decrease attributable to tax positions taken during a prior period	(216)
Unrecognized tax benefits at December 31, 2019	—
Increase attributable to tax positions taken during the current period	811
Unrecognized tax benefits at December 31, 2020	811
Decrease attributable to tax positions taken during the current period	(361)
Unrecognized tax benefits at December 31, 2021	$450

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company did not have any accrued penalty and interest at December 31, 2021 and 2020.

The Company’s 2018 to 2020 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state and foreign tax jurisdictions are also either currently under examination or remain open under the statutes of limitation and subject to examination for the tax years from 2017 to 2020.

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

The Company’s provision for income taxes differs from the federal statutory rate. The differences between the statutory rate and the Company’s provision are as follows:

	2021	2020	2019
Taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	5.6%	5.6%	5.3%
Foreign tax rate differential	0.1%	0.3%	0.3%
Executive compensation	2.1%	2.4%	0.6%
Other permanent differences	(0.4)%	0.1%	0.7%
Prior year tax adjustments	1.5%	(1.1)%	(1.0)%
Unrecognized tax benefits	(0.5)%	1.0%	(0.2)%
Valuation allowance	1.3%	1.6%	1.1%
Equity-based compensation	(1.0)%	(3.8)%	(3.6)%
Tax credits	(0.8)%	(0.7)%	(0.6)%
Taxes at effective rate	28.9%	26.4%	23.6%

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

Pursuant to the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, the Company exercised the option to defer payment of the employer portion of the Social Security tax, with 50% to be repaid by December 31, 2021 and the remainder by December 31, 2022.  The Company deferred payment of approximately $20.9 million of employer Social Security taxes during the year ended December 31, 2020 and repaid 50% during the third quarter of 2021.  As of December 31, 2021 the remaining deferred payments are included in accrued salaries and benefits in the Company’s consolidated balance sheet.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss included the following:

	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Changes in Fair Value of Interest Rate Hedge Agreements (2)(5)	Total
Accumulated other comprehensive (loss) income at January 1, 2019	$(14,168)	$2,164	$(547)	$(12,551)
Other comprehensive income (loss) before reclassifications	2,338	—	(3,362)	(1,024)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(720)	333	(387)
Effect of taxes (3)	835	190	793	1,818
Total current period other comprehensive income (loss)	3,173	(530)	(2,236)	407
Accumulated other comprehensive (loss) income at December 31, 2019	(10,995)	1,634	(2,783)	(12,144)
Other comprehensive income (loss) before reclassifications	4,141	—	(9,867)	(5,726)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(720)	2,751	2,031
Effect of taxes (3)	(356)	182	1,907	1,733
Total current period other comprehensive income (loss)	3,785	(538)	(5,209)	(1,962)
Accumulated other comprehensive (loss) income at December 31, 2020	(7,210)	1,096	(7,992)	(14,106)
Other comprehensive (loss) income before reclassifications	(1,676)	—	3,285	1,609
Amounts reclassified from accumulated other comprehensive (loss) income (4)	—	(720)	3,728	3,008
Effect of taxes (3)	127	193	(1,866)	(1,546)
Total current period other comprehensive (loss) income	(1,549)	(527)	5,147	3,071
Accumulated other comprehensive (loss) income at December 31, 2021	$(8,759)	$569	$(2,845)	$(11,035)

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

(2)

Represents the change in fair value of interest rate hedge agreements designated as a cash flow hedges.  The fair value of the interest rate hedge agreements was recorded in other comprehensive income and will be reclassified to earnings when earnings are impacted by the hedged items, as interest payments are made on the Credit Facility from August 31, 2018 to February 28, 2025. See additional details of the hedge agreements in Note 12 - Derivative Instruments and Hedging Activities.

(3)	The Company’s effective tax rate for the years ended December 31, 2021, 2020, and 2019 was 28.9%, 26.4%, and 23.6%, respectively.
(4)

The Company expects to reclassify $0.7 million related to the Gain on Sale of Interest Rate Hedge Agreement, and $3.0 million losses related to the Change in Fair Value of Interest Rate Hedge Agreement from accumulated other comprehensive loss into earnings during the next 12 months.

(5)	The fair value of the interest rate hedge agreements is included in other current and other long-term liabilities on the consolidated balance sheets.

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

The 2018 Omnibus Plan, as amended, allows the Company to grant 1,600,000 shares using stock options, stock appreciation rights, restricted stock, RSUs, performance units and PSAs, cash-based awards, and other stock-based awards to all key officers, key employees, and non-employee directors of the Company.  Outstanding grants under the Prior Plan, totaling 29,692, remain subject to their terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date.  As of December 31, 2021, the Company had approximately 943,549 shares available to grant under the 2018 Omnibus Plan. CSRSUs have no impact on the shares available for grant under the 2018 Omnibus Plan and have no impact on the calculated shares used in earnings per share (“EPS”) calculations.

The total stock-based compensation expense for the years ended December 31, 2021, 2020, and 2019, the unrecognized compensation expense at December 31, 2021, and the weighted-average period to recognize the remaining unrecognized shares are as follows:

	Stock-Based Compensation Expense
	Recognized as of December 31,			Unrecognized
	2021	2020	2019	December 31, 2021	Weighted Average Period to Recognize (years)
Restricted Stock Units	$8,563	$11,895	$10,644	$13,373	1.6
Cash-Settled Restricted Stock Units	8,251	7,015	10,213	7,062	1.7
Non-Employee Director Awards	937	755	719	460	0.4
Performance Shares	3,731	4,905	4,455	3,768	1.4
Total	$21,482	$24,570	$26,031	$24,663

The assumptions of employment termination forfeiture rates used in the determination of fair value of stock awards during the 2021 calendar year were based on the Company’s historical average of actual forfeitures from the previous 10 years preceding the reporting period. The expected annualized forfeiture rates used during the 2021 calendar year varied from 0% to 19.61%, and the Company does not expect these termination rates to vary significantly in the future.

Stock Options

Option awards are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. All options outstanding as of December 31, 2021 have a 10-year contractual term. Options generally have a vesting term of three or four years. There were no option awards granted during 2021, 2020, and 2019.

The following table summarizes the changes in outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2019	201,810	$33.68
Exercised	(93,682)	$31.21
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2019	108,128	$35.82
Exercised	(69,901)	$37.94
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2020	38,227	$31.93
Exercised	(8,535)	$27.17
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2021	29,692	$33.30	$2,056,051
Vested plus expected to vest at December 31, 2021	29,692	$33.30	$2,056,051
Exercisable at December 31, 2021	29,692	$33.30	$2,056,051

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $102.55 as of December 31, 2021. The total intrinsic value of options exercised was $0.8 million, $5.1 million, and $4.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. All options were vested prior to December 31, 2018. As of December 31, 2021, the weighted-average remaining contractual term for options vested was 1.6 years and for exercisable options was 1.6 years.

Information regarding stock options outstanding as of December 31, 2021 is summarized below:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding As of December 31, 2021	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of December 31, 2021	Weighted Average Exercise Price
$25.01 to $27.00	3,572	0.2	$25.66	3,572	$25.66
$27.01 to $40.00	12,114	1.2	$27.03	12,114	$27.03
$40.01 to $41.00	14,006	2.2	$40.68	14,006	$40.68
$25.01 to $41.00	29,692	1.6	$33.30	29,692	$33.30

Restricted Stock Units

RSUs generally have a vesting term of three to four years. On vesting the employee is issued one share of stock for each RSU awarded. The fair value of shares vested was $7.9 million, $14.1 million, and $7.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.

A summary of the Company’s RSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2019	474,240	$50.93
Granted	159,831	$77.74
Vested	(164,913)	$43.82
Cancelled	(19,183)	$56.18
Non-vested RSUs at December 31, 2019	449,975	$62.48
Granted	170,411	$58.27
Vested	(258,307)	$54.73
Cancelled	(56,680)	$63.46
Non-vested RSUs at December 31, 2020	305,399	$66.51
Granted	132,757	$95.68
Vested	(119,203)	$66.46
Cancelled	(15,117)	$68.53
Non-vested RSUs at December 31, 2021	303,836	$79.17	$31,158,382
RSUs expected to vest in the future	277,250	$78.48	$28,431,988

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $102.55 per share as of December 31, 2021.

Cash-Settled Restricted Stock Units

CSRSUs generally have a vesting term of three to four years. A summary of the Company’s CSRSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested CSRSUs at January 1, 2019	337,406	$47.73
Granted	103,606	$77.03
Vested	(123,395)	$44.61
Cancelled	(21,384)	$53.99
Non-vested CSRSUs at December 31, 2019	296,233	$58.83
Granted	134,259	$60.30
Vested	(154,653)	$49.44
Cancelled	(34,358)	$63.03
Non-vested CSRSUs at December 31, 2020	241,481	$65.06
Granted	52,246	$89.51
Vested	(104,272)	$63.96
Cancelled	(23,195)	$69.68
Non-vested CSRSUs at December 31, 2021	166,260	$72.79	$17,049,963
CSRSUs expected to vest in the future	149,894	$72.34	$15,371,630

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $102.55 per share as of December 31, 2021. The fair value of CSRSUs vested and settled in cash for the years ended December 31, 2021, 2020, and 2019 was $8.7 million, $9.3 million and $7.2 million, respectively.

Non-Employee Director Awards

Beginning on July 2, 2018, the Company granted awards of registered shares to its non-employee directors on an annual basis under the Omnibus Plan.  A summary of the non-employee director awards is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2019	4,968	$72.35
Granted	9,732	$73.94
Vested	(9,840)	$73.14
Cancelled	—	$—
Non-vested RSUs at December 31, 2019	4,860	$73.94
Granted	12,541	$64.58
Vested	(10,891)	$68.82
Cancelled	—	$—
Non-vested RSUs at December 31, 2020	6,510	$64.47
Granted	11,186	$90.73
Vested	(12,110)	$76.61
Cancelled	—	$—
Non-vested RSUs at December 31, 2021	5,586	$90.73	$572,844
RSUs expected to vest in the future	5,586	$90.73	$572,844

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $102.55 per share as of December 31, 2021.

Performance Share Awards

In 2015, the Company’s Board of Directors approved a performance-based share program (the “Program”) that provides for the issuance of PSAs to its senior management. Under the Program, the number of PSAs that the participant will receive depends on the

Company’s achievement of two performance goals during two performance periods. The performance goals under the Program are based on (i) the Company’s compounded annual growth rate in EPS during a two-year performance period (the “Initial Period”) and (ii) the Company’s cumulative total shareholder return (“rTSR”) relative to its peer group during a performance period from the first day of the performance period (typically January 1 of the year awarded) to the last day of the third year of the performance period (typically December 31). The PSAs will only be eligible to vest following the expiration of the three-year performance period. Actual shares vested will be subject to both continued employment by the Company (barring certain exceptions allowing for partial performance periods) and actual financial measures achieved. The final number of shares of common stock that will be issued to each participant at the end of the applicable performance period will be determined by multiplying the award by the product of two percentages: the first based on the Company’s EPS performance and the second based on the Company’s rTSR performance, subject to a minimum and maximum performance level. As of December 31, 2021, shares granted during 2019, 2020, and 2021 are within year three, two, and one of the performance period, respectively, and therefore have not fully vested.  A total of 63,258 shares granted in 2018 vested during 2021 after meeting the performance goals As of December 31, 2021, a total of 85,540 shares granted in 2019 and 2020 are expected to vest in the future based on estimated financial measures achieved in the Initial Period and rTSR performances.

A summary of the Company’s PSAs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSAs at January 1, 2019	169,486	$45.15
Granted	85,928	$62.07
Vested	(107,000)	$37.21
Cancelled	—	$—
Non-vested PSAs at December 31, 2019	148,414	$60.67
Granted	87,314	$51.44
Vested	(88,038)	$38.81
Cancelled	(5,569)	$69.66
Non-vested PSAs at December 31, 2020	142,121	$68.19
Granted	54,216	$85.03
Vested	(63,258)	$65.05
Cancelled	—	$—
Non-vested PSAs at December 31, 2021	133,079	$76.54	$13,647,251
PSAs expected to vest in the future	85,540	$73.38	$8,772,127

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $102.55 per share as of December 31, 2021.  The fair value of the awards is estimated on the grant date using a Monte Carlo simulation model due to the market condition for the rTSR component. The fair value assumptions using the Monte Carlo simulation model for awards granted in 2021, 2020, and 2019 were:

	2021	2020	2019
Dividend Yield	0.6%	1.0%	0.7%
Historical Volatility	40.9%	35.7%	29.3%
Risk-Free Rate of Returns	0.3%	0.4%	2.4%

NOTE 16 – BUSINESS COMBINATIONS

On January 31, 2020, the Company acquired all of the membership interests in Incentive Technology Group, LLC (“ITG”), a Virginia limited liability company, for $251.3 million in cash after working capital adjustments.  The acquisition expanded the Company’s IT modernization service offerings to the federal government clients. Headquartered in Arlington, Virginia, ITG was an information technology consulting firm that provided cloud-based platform services to the federal government. The pro-forma impact of the acquisition is not material to our results of operations.

In addition to working capital acquired of $15.7 million, the Company recognized the fair values of the assets acquired and liabilities assumed and allocated $188.3 million to goodwill and $47.3 million to intangible assets. Goodwill primarily reflects the value of providing an established platform to leverage the Company’s existing digital interactive technologies and domain expertise and synergies expected to arise from providing end-to-end customer solutions to a combined client-base across all channels, as well as any intangible assets that do not qualify for separate recognition. The intangible assets consist of customer relationships with fair value of $46.4 million and branding with fair value of $0.9 million.  The intangible assets are amortized on a straight-line basis over approximately 7 years and 1 year, respectively.  The ITG acquisition was treated as a deemed asset purchase for income tax purposes; therefore, goodwill and amortization of other intangibles created via this acquisition will be amortized for income tax purposes over 15 years.

On December 31, 2020, the Company completed the acquisition of Eco-Tech Consultants, Inc. (“Eco-Tech”), an ecological consulting firm located in Louisville, Kentucky, for a cash purchase price of $0.2 million.  Eco-Tech provides a range of ecological services and is expected to increase the Company’s capacity to support a growing portfolio of transportation agency clients and commercial clients in the eastern United States. The pro-forma impact of the acquisition is not material to our results of operations.

On November 1, 2021, the Company completed the acquisition of ESAC, one of the leading specialized providers of advanced health analytics, research data management and bioinformatics solutions to U.S. federal health agencies, for a cash purchase price of approximately $17.3 million, subject to working capital adjustments. In addition to working capital acquired of $2.7 million, the Company recognized fair value of the assets acquired and liabilities assumed and allocated, on a preliminary basis using the best available information, $11.2 million to goodwill and $3.4 million to intangible assets.  Intangible assets included $3.1 million related to customer relationships and $0.3 million related to technology and other intangibles, and are amortized over 3 years and less than 1 year, respectively. The Company expects to complete the purchase price allocation within one year from the acquisition date as it finalizes the determination of working capital. The pro-forma impact of the acquisition is not material to our results of operations.

On December 31, 2021, the Company acquired Creative Systems, a premier provider of IT modernization and digital transformation solutions to federal agencies, for a cash purchase price of approximately $159.5 million, subject to working capital adjustments.  In addition to working capital acquired of $4.5 million, the Company recognized fair value of the assets acquired and liabilities assumed and allocated $126.1 million to goodwill and $28.9 million to intangible assets.  Intangible assets consist of $24.5 million in customer relationships, $3.7 million related to developed technology, $0.6 million related to trade names and trademarks, and $0.1 million related to non-compete agreements.  The customer-related and technology related intangibles will be amortized straight-line over the next 4 years and 10 years, respectively, while trade names and trademarks and non-compete agreements will be amortized in less than one year from the acquisition date. Goodwill is reflective of the existing workforce at Creative Systems and the expected synergies created with the Company as a result of the acquisition. The allocation of the total purchase price to the tangible and intangible assets and liabilities of Creative Systems was based on management’s preliminary estimate of fair value, based on the best available information, as the acquisition was finalized during the first quarter of the 2022 fiscal year.  The Company expects to complete the purchase accounting during the 2022 fiscal year as it finalizes the determination of both working capital as well as its estimates of future cash flows underlying the valuation of customer-related intangible assets. The pro-forma impact of the acquisition is not material to our results of operations.

A prior acquisition’s purchase agreement included additional consideration in the form of two warranty and indemnity hold back payments, one for approximately $1.9 million, which was released in the second quarter of 2020, and the other for approximately $1.2 million scheduled to be released in the fourth quarter of 2022 and included as part of accrued expenses and other current liabilities on the Company’s consolidated balance sheets (see Note 9—Accrued Expenses and Other Current Liabilities.) The two warranty and indemnity liabilities were recorded at their fair value at the date of the acquisition discounting the liabilities at 3.0% and 3.25%, respectively.

NOTE 17 - EARNINGS PER SHARE

EPS is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents of stock options, RSUs, and PSAs were exercised or converted into stock. PSAs are included in the computation of diluted shares only to the extent that the underlying performance conditions (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method. For the years ended December 31, 2021, 2020, and 2019, there were 8,405 weighted-average shares, 1,879 weighted-average shares, and 2,822 weighted-average shares, respectively, excluded from the calculation of EPS because they were anti-dilutive. The anti-dilutive shares were primarily RSUs.

The dilutive effect of stock options, RSUs, and performance shares for each period reported is summarized below:

	2021	2020	2019
Basic weighted-average shares outstanding	18,868	18,841	18,816
Effect of potential exercise of stock options, RSUs, and PSAs	256	294	408
Diluted weighted-average shares outstanding	19,124	19,135	19,224

NOTE 18 - SHARE REPURCHASE PROGRAM

In September 2017, the Company’s board of directors approved a share repurchase program that allows for share repurchases in the aggregate up to $100.0 million under approved share repurchase plans pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934. In November 2021, the board amended and increased the limit under the previous authorization of $100.0 million to $200.0 million. The Credit Facility permits share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.50 to 1.00.

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

In the fourth quarter of fiscal 2020, the board approved an updated Rule 10b5-1 plan element of the share repurchase program to repurchase shares starting on January 11, 2021 and ending no later than June 30, 2021.  Under this approved plan, the Company repurchased 173,000 shares at an average price of $85.21 between January 11, 2021 and April 14, 2021 when the plan’s limit was reached. During the fourth quarter of 2021, the board approved an updated Rule 10b5-1 plan element of the share repurchase program to repurchase a maximum of 165,000 shares, or a total of $20.0 million, under the current program starting on December 20, 2021 and ending no later than June 30, 2022.  Under this approved plan, the Company repurchased 24,800 shares between December 20, 2021 and December 31, 2021 at an average price of $100.85 per share.  For the year ended December 31, 2021, the Company repurchased a combined 197,800 shares at an average price of $87.17 per share or a total cost of $17.2 million under this program. As of December 31, 2021, approximately $128.8 million remained available under the share repurchase plan.

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

Certain financial instruments, including cash and cash equivalents, contract receivables, and accounts payable are carried at cost, which, due to their short maturities, approximates their fair values at December 31, 2021 and 2020. The carrying value of other long-term liabilities related to capital expenditure obligations approximates their fair value at December 31, 2021 and 2020 based on the current rates offered to the Company for similar instruments with comparable maturities (Level 2). The Company believes the carrying value of its Credit Facility at December 31, 2021 and 2020 approximates the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings (Level 2).

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

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated financial statements are as follows:

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$267	$—	$267	Prepaid expenses and other
Deferred compensation investments in cash surrender life insurance	—	20,159	—	20,159	Other assets
Total	$—	$20,426	$—	$20,426

Liabilities:
Deferred compensation plan liabilities	$—	$20,129	$—	$20,129	Other long-term liabilities
Interest rate swaps - current portion	—	3,026	—	3,026	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	888	—	888	Other long-term liabilities
Total	$—	$24,043	$—	$24,043

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$103	$—	$103	Prepaid expenses and other
Deferred compensation investments in cash surrender life insurance	—	16,796	—	16,796	Other assets
Total	$—	$16,899	$—	$16,899

Liabilities:
Deferred compensation plan liabilities	$—	$17,276	$—	$17,276	Other long-term liabilities
Interest rate swaps - current portion	—	3,693	—	3,693	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	7,234	—	7,234	Long-term Liabilities: Other
Total	$—	$28,203	$—	$28,203

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

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to Program grant recipients.  The State separately supplemented the amount of recovery it is seeking to total approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016 broadly alleging, and seeking recoupment for, the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD.  In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the previously filed judicial proceeding.  The Company continues to believe that this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of December 31, 2021.

Executive Chair Retirement

On November 15, 2020, Sudhakar Kesavan (the “Executive Chair”) gave notice of his retirement as Executive Chair, a member of the Board of Directors of the Company, and an officer and director of the Company’s subsidiaries and affiliated entities, in each case effective as of December 31, 2020. In connection with his retirement, the Executive Chair was entitled to receive, upon his departure, compensation such as immediate vesting of outstanding RSUs and other benefits as provided in his employment agreement (the “Employment Agreement”) for a termination of employment on the basis of “good reason.” As of December 31, 2021, there were PSAs totaling 16,989 and 17,287 shares remaining which were originally granted during 2019 and 2020, respectively, that are to be satisfied through the normal course of the PSA equity award plan subsequent to the retirement date, and subject to adjustments from EPS and rTSR performances, see Note 15 “Accounting for Stock-Based Compensation.”

NOTE 21 - EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the “Retirement Savings Plan”). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants in the Retirement Savings Plan are able to elect to defer up to 70% of their compensation, subject to statutory limitations, and are entitled to receive 100% employer matching contributions for the first 3% and 50% for the next 2% of their compensation. Contribution expense related to the Retirement Savings Plan for the years ended December 31, 2021, 2020, and 2019 was approximately $19.0 million, $18.1 million, and $17.3 million, respectively.

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

Employee Stock Purchase Plan

The Company has a 2006 Employee Stock Purchase Plan (“ESPP”) under which one million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions up to $25,000 per calendar year over six-month offering periods at a discount not to exceed 5% of the market value on the date of each purchase period, and therefore the Company does not recognize compensation expense related to the ESPP. For the years ended December 31, 2021 and 2020, employees purchased a total of 27,310 and 31,744 shares at an average purchase price of $90.19 and $64.77, respectively.  At December 31, 2021 and 2020, there were 619,816 and 647,126 shares remaining available for future issuance.

NOTE 22 - SUBSEQUENT EVENTS

Dividend

On February 23, 2022, the Company’s board of directors approved a $0.14 per share cash dividend. The dividend will be paid on April 13, 2022 to shareholders of record as of the close of business on March 25, 2022.

NOTE 23 - SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts

Allowance for Doubtful Accounts

	2021	2020	2019
Balance at beginning of period	$7,616	$3,506	$5,284
Provision for credit losses	10,912	4,062	624
Write-offs, net of recoveries	(10,723)	(41)	(2,403)
Effect of foreign currency translation	(64)	89	1
Balance at end of period	$7,741	$7,616	$3,506

Income Tax Valuation Allowance

	2021	2020	2019
Balance at beginning of period	$6,839	$5,374	$5,112
Provision for income taxes - valuation allowance	209	1,465	262
Balance at end of period	$7,048	$6,839	$5,374