Form 10-Q
period 2022-03-31
ICF International, Inc.
filed 2022-05-05
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, there were 18,793,455 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	March 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$7,392	$8,254
Restricted cash - current	1,681	12,179
Contract receivables, net	205,827	237,684
Contract assets	189,147	137,867
Prepaid expenses and other assets	41,176	42,354
Income tax receivable	8,288	10,825
Total Current Assets	453,511	449,163
Property and Equipment, net	62,886	52,053
Other Assets:
Goodwill	1,045,503	1,046,760
Other intangible assets, net	74,274	79,645
Operating lease - right-of-use assets	172,133	177,417
Other assets	49,416	44,496
Total Assets	$1,857,723	$1,849,534

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$10,000	$10,000
Accounts payable	95,706	105,652
Contract liabilities	31,491	39,665
Operating lease liabilities - current	30,530	34,901
Accrued salaries and benefits	94,931	85,517
Accrued subcontractors and other direct costs	40,165	39,400
Accrued expenses and other current liabilities	41,388	61,496
Total Current Liabilities	344,211	376,631
Long-term Liabilities:
Long-term debt	449,776	411,605
Operating lease liabilities - non-current	189,857	191,805
Deferred income taxes	47,684	41,913
Other long-term liabilities	22,893	24,110
Total Liabilities	1,054,421	1,046,064

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 23,679,411 and 23,535,671 shares issued at March 31, 2022 and December 31, 2021, respectively; 18,793,455 and 18,876,490 shares outstanding at March 31, 2022 and December 31, 2021, respectively	23	23
Additional paid-in capital	388,639	384,984
Retained earnings	664,532	649,298
Treasury stock, 4,885,956 and 4,659,181 shares at March 31, 2022 and December 31, 2021, respectively	(241,516)	(219,800)
Accumulated other comprehensive loss	(8,376)	(11,035)
Total Stockholders’ Equity	803,302	803,470
Total Liabilities and Stockholders’ Equity	$1,857,723	$1,849,534

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2022	2021
Revenue	$413,468	$378,478
Direct costs	258,158	232,082
Operating costs and expenses:
Indirect and selling expenses	117,452	109,982
Depreciation and amortization	4,838	5,270
Amortization of intangible assets	5,317	3,015
Total operating costs and expenses	127,607	118,267

Operating income	27,703	28,129
Interest expense	(2,697)	(2,683)
Other expense	(369)	(417)
Income before income taxes	24,637	25,029
Provision for income taxes	6,775	6,678
Net income	$17,862	$18,351

Earnings per Share:
Basic	$0.95	$0.97
Diluted	$0.94	$0.96

Weighted-average Shares:
Basic	18,795	18,885
Diluted	19,012	19,118

Cash dividends declared per common share	$0.14	$0.14

Other comprehensive income, net of tax	2,659	2,780
Comprehensive income, net of tax	$20,521	$21,131

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Cash Flows from Operating Activities
Net income	$17,862	$18,351
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
(Recovery of) provision for credit losses	(170)	5,334
Deferred income taxes	4,505	1,838
Non-cash equity compensation	3,563	3,275
Depreciation and amortization	10,154	8,285
Facilities consolidation reserve	(78)	(75)
Amortization of debt issuance costs	154	155
Impairment of long-lived assets	—	303
Other adjustments, net	353	457
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(59,689)	(19,750)
Contract receivables	31,473	2,531
Prepaid expenses and other assets	(11,708)	2,016
Operating lease assets and liabilities, net	(532)	(1,143)
Accounts payable	(9,815)	(354)
Accrued salaries and benefits	9,513	4,715
Accrued subcontractors and other direct costs	1,078	(33,466)
Accrued expenses and other current liabilities	(6,883)	8,303
Income tax receivable and payable	2,621	3,924
Other liabilities	544	262
Net Cash (Used in) Provided by Operating Activities	(7,055)	4,961

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(6,454)	(3,595)

Cash Flows from Financing Activities
Advances from working capital facilities	329,690	185,755
Payments on working capital facilities	(291,662)	(174,674)
Receipt of restricted contract funds	4,301	451
Payment of restricted contract funds	(14,714)	(27,081)
Proceeds from exercise of options	92	2,702
Dividends paid	(2,644)	(2,642)
Net payments for stock issuances and buybacks	(22,268)	(17,104)
Payments on business acquisition liabilities	(121)	(682)
Net Cash Provided by (Used in) Financing Activities	2,674	(33,275)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(525)	745

Decrease in Cash, Cash Equivalents, and Restricted Cash	(11,360)	(31,164)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	20,433	81,987
Cash, Cash Equivalents, and Restricted Cash, End of Period	$9,073	$50,823

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$2,760	$2,637
Income taxes	$949	$961
Non-cash investing and financing transactions:
Tenant improvements funded by lessor	$10,843	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(dollar amounts in tables in thousands, except share and per share data)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (“ICFI”) and its principal subsidiary, ICF Consulting Group, Inc. (“Consulting,” and together with ICFI, the “Company”), and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). Consulting is a wholly owned subsidiary of ICFI. ICFI is a holding company with no operations or assets other than its investment in the common stock of Consulting. All other subsidiaries of the Company are wholly owned by Consulting. All significant intercompany transactions and balances have been eliminated.

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

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. The Company maintains additional offices throughout the world, including over 50 offices in the U.S. and U.S. territories and more than 20 offices in key markets outside the U.S., including offices in the United Kingdom, Belgium, China, India, and Canada.

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

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three months periods ended March 31, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2021 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 25, 2022 (the “Annual Report”).

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease the financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The provisions of this ASU are elective and apply to all entities, subject to meeting certain criteria, that have debt or hedging contracts, among other contracts, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The Company can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. Also, the Company can elect various optional expedients that would allow it to continue to apply hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. This guidance was effective beginning on March 12, 2020, and the Company may elect to apply the amendments prospectively through December 31, 2022. The Company is currently evaluating the impact of the transition from LIBOR to alternative reference interest rates for the current Credit Facility (see Note 7—Long-Term Debt) and the related interest rate hedges (see Note 9—Derivative Instruments and Hedging Activities) but does not expect a significant impact to its operating results, financial position, or cash flows.

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the three months ended March 31, 2022 and 2021:

	March 31, 2022		March 31, 2021
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$8,254	$7,392	$13,841	$8,592
Restricted cash - current (1)	12,179	1,681	68,146	42,231
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$20,433	$9,073	$81,987	$50,823
(1)

Under a contract with a customer that commenced in the fourth quarter of fiscal year 2020, the Company received advance payments to be used to pay providers of services to the customer, a separate third-party. The advanced payments are treated as restricted cash - current as the Company is required under the contract to distribute the advanced funds to the third-party providers of services or return the advanced funds to the customer. Because the Company receives the advance payments from the customer, which must be refunded to the customer or remitted to a third party, the cash receipts are treated as borrowings rather than receipts for the provision of goods or services. Therefore, these cash receipts are presented in the consolidated statements of cash flows as financing cash inflows, “Receipt of restricted contract funds” with the subsequent payments classified as financing cash outflows, “Payment of restricted contract funds.” See Note 6 – Accrued Expenses and Other Current Liabilities for the corresponding liability.

NOTE 3 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	March 31, 2022	December 31, 2021
Billed and billable	$211,827	$245,425
Allowance for expected credit losses	(6,000)	(7,741)
Contract receivables, net	$205,827	$237,684

NOTE 4 – GOODWILL

The changes in the carrying amount of goodwill during the three-months period ended March 31, 2022 were as follows:

Balance as of December 31, 2021	$1,046,760
Measurement period adjustments - ESAC acquisition	87
Measurement period adjustments - Creative Systems and Consulting acquisition	(1)
Effect of foreign currency translation	(1,343)
Balance as of March 31, 2022	$1,045,503

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

The Company’s lease cost is recognized on a straight-line basis over the lease term. Lease cost consists of the following:

	Three Months Ended
	March 31, 2022	March 31, 2021
Operating lease cost	$9,502	$8,793
Short-term lease cost	133	131
Variable lease cost	20	10
Sublease income	(10)	—
Total lease cost	$9,645	$8,934

Future minimum lease payments under non-cancellable leases as of March 31, 2022 were as follows:

March 31, 2023	$33,057
March 31, 2024	20,984
March 31, 2025	23,628
March 31, 2026	21,643
March 31, 2027	20,369
Thereafter	152,425
Total future minimum lease payments	272,106
Less: Interest	(51,719)
Total operating lease liabilities	$220,387

Operating lease liabilities - current	$30,530
Operating lease liabilities - non-current	189,857
Total operating lease liabilities	$220,387

Other information related to operating leases is as follows:

	March 31, 2022	March 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,110	$4,130
Right-of-use assets obtained in exchange for operating lease liabilities	$2,952	$142
Weighted-average remaining lease term - operating leases	11.5	5.8
Weighted-average discount rate - operating leases	3.2%	3.4%

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At March 31, 2022 and December 31, 2021, accrued expenses and other current liabilities consisted of the following:

	March 31, 2022	December 31, 2021
Deposits	$21,162	$21,088
Restricted contract funds	1,668	12,165
Accrued IT and software licensing costs	1,231	1,702
Accrued taxes and insurance premiums	3,632	5,267
Accrued facilities rental and lease exit costs	1,027	1,291
Accrued interest	171	212
Accrued professional services	2,363	3,068
Accrued dividends	2,627	2,643
Contingent and contractual liabilities from acquisitions	1,212	1,245
Interest rate swap liability - current	508	3,026
Forward contract agreements liability - current	182	—
Other accrued expenses and current liabilities	5,605	9,789
Total accrued expenses and other current liabilities	$41,388	$61,496

NOTE 7 – LONG-TERM DEBT

At March 31, 2022 and December 31, 2021, debt consisted of:

	March 31, 2022		December 31, 2021
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$180,000		$182,500
Revolving Credit		281,583		241,055
Total before debt issuance costs	1.40%	461,583	1.65%	423,555
Unamortized debt issuance costs		(1,807)		(1,950)
		$459,776		$421,605

Current portion of long-term debt		$10,000		$10,000
Long-term debt - non-current		449,776		411,605
		$459,776		$421,605

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

The Credit Facility is collateralized by substantially all the assets of the Company and requires that the Company remain in compliance with certain financial and non-financial covenants. The financial covenants require, among other things, that the Company maintain at all times an Interest Coverage Ratio (as defined under the Credit Facility) of not less than 3.00 to 1.00 and a Leverage Ratio of not more than 4.00 to 1.00 (subject to a step-up to 4.25 to 1.0 for a four quarter period following permitted acquisitions as defined under the Credit Facility) for each fiscal quarter. As of March 31, 2022, the Company was in compliance with its covenants under the Credit Facility. The Credit Facility also has a conforming dividend covenant that allows the Company to pay dividends as long as it remains in compliance with the financial covenants set forth in the Credit Facility.

As of March 31, 2022, the Company had $461.6 million of long-term debt outstanding from the Credit Facility (including the term loan of $180.0 million, exclusive of unamortized debt issuance costs of $1.8 million), and unused borrowing capacity under the $600.0 million revolving line of credit of $315.1 million under the Credit Facility.  The unused borrowing capacity is inclusive of nine outstanding letters of credit totaling $3.3 million. Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the Accordion and the term loan) was $250.4 million as of March 31, 2022.

Future scheduled repayments of debt principal are as follows:

Payments due by	Term Loan	Revolving Credit	Total
March 31, 2023	$10,000	$—	$10,000
March 30, 2024	15,000	—	15,000
March 3, 2025 (Maturity)	155,000	281,583	436,583
Total	$180,000	$281,583	$461,583

NOTE 8 – REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients, most of which is earned over time, into categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic and business factors. Those categories are client market, client type and contract mix. Client markets provide insight into the breadth of the Company’s expertise. In classifying revenue by client market, the Company attributes revenue from a client to the market that the Company believes is the client’s primary market. The Company also classifies revenue by the type of entity for which it does business, which is an indicator of the diversity of its client base. The Company attributes revenue generated as a subcontractor to a commercial company as government revenue when the ultimate client is a government agency or department. Disaggregation by contract mix provides insight in terms of the degree of performance risk that the Company has assumed. Fixed-price contracts are considered to provide the highest amount of performance risk as the Company is required to deliver a scope of work or level of effort for a negotiated fixed price. Time-and-materials contracts require the Company to provide skilled employees on contracts for negotiated fixed hourly rates. Since the Company is not required to deliver a scope of work, but merely skilled employees, it considers these contracts to be less risky than a fixed-price agreement. Cost-based contracts are considered to provide the lowest amount of performance risk since the Company is generally reimbursed for all contract costs incurred in performance of contract deliverables with only the amount of incentive or award fees (if applicable) dependent on the achievement of negotiated performance requirements.

Changes in the three months ended March 31, 2022 compared to the three months ended March 31, 2021 were driven primarily by an increase of $39.4 million and $6.2 million from U.S. federal government’s health, education, and social programs and energy, environment, and infrastructure client markets, respectively, $7.4 million and $0.5 million from U.S. state and local government’s health, education, and social programs and energy, environment, and infrastructure client markets, respectively, and $1.7 million from international government’s health, education, and social programs client market, offset by decreases of $11.1 million and $0.6 million from international government’s energy, environment, and infrastructure and safety and security client markets, respectively, $3.5 million, $2.6 million, and $1.2 million from commercial consumer and financial, energy, environment, and infrastructure, and health, education, and social programs client markets, respectively, and $1.2 million from U.S. federal government safety and security client market.

	Three Months Ended March 31,
	2022		2021
	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, and infrastructure	$156,644	38%	$163,582	43%
Health, education, and social programs	205,532	50%	158,268	42%
Safety and security	29,400	7%	31,198	8%
Consumer and financial	21,892	5%	25,430	7%
Total	$413,468	100%	$378,478	100%

	Three Months Ended March 31,
	2022		2021
	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$220,343	53%	$175,985	46%
U.S. state and local government	64,833	16%	56,878	15%
International government	26,720	6%	36,746	10%
Total Government	311,896	75%	269,609	71%
Commercial	101,572	25%	108,869	29%
Total	$413,468	100%	$378,478	100%

	Three Months Ended March 31,
	2022		2021
	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$165,084	40%	$159,836	42%
Fixed price	183,896	44%	147,469	39%
Cost-based	64,488	16%	71,173	19%
Total	$413,468	100%	$378,478	100%

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed often due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing.

The following table summarizes the contract balances as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021	$ Change	% Change
Contract assets	$189,147	$137,867	$51,280	37.2%
Contract liabilities	(31,491)	(39,665)	8,174	(20.6%)
Net contract assets (liabilities)	$157,656	$98,202	$59,454	60.5%

The net contract assets (liabilities) as of March 31, 2022 increased by $59.5 million as compared to December 31, 2021. The increase in net contract assets (liabilities) is primarily due to the timing difference between the performance of services and billings to and payments from customers. There were no material changes to contract balances due to impairments or credit losses during the period. During the three months ended March 31, 2022 and 2021, the Company recognized $20.9 million and $15.1 million in revenue related to the contract liabilities balance at December 31, 2021 and 2020, respectively.

Performance Obligations:

The Company had $1.1 billion in unfulfilled performance obligations as of March 31, 2022 which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on non-cancelable contracts and were generally valued using an estimated cost-plus margin approach, with variable consideration being estimated at the most likely amount.  The amounts exclude marketing offers, which are negotiated but unexercised contract options and indefinite delivery/indefinite quantity (IDIQ) and similar arrangements that provided a framework for customers to issue specific tasks, delivery, or purchase orders in the future. The Company expects to satisfy these performance obligations, on average, in one to two years.

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

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

A summary of interest rate swap derivatives designated as cash flow hedges as of March 31, 2022 are as follows:

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

NOTE 10 – INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 27.5% and 26.7%, respectively.

The Company is subject to federal income tax as well as taxes in various state, local and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s 2018 through 2020 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state, local and foreign tax returns also remain open under the applicable statute of limitations and, as such, are subject to examination for the tax years from 2017 to 2020.

The total amount of unrecognized tax benefits as of March 31, 2022 and 2021 was $0.5 million and $0.7 million, respectively, that would impact the effective tax rate if recognized.

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company did not have any accrued penalty and interest at March 31, 2022 and 2021, respectively.

The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, the Company exercised the option to defer payment of the employer portion of the Social Security tax, with 50% to be repaid by December 31, 2021 and the remainder by December 31, 2022.  The Company deferred payment of approximately $20.9 million of employer Social Security taxes during the year ended December 31, 2020 and repaid 50% during the third quarter of 2021.  As of March 31, 2022 the remaining deferred payment is included in accrued salaries and benefits in the Company’s consolidated balance sheets.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss as of March 31, 2022 and 2021 included the following:

	Three Months Ended March 31, 2022
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2021	$(8,759)	$569	$(2,845)	$(11,035)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(2,304)	—	5,509	3,205
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(180)	902	722
Effect of taxes (4)	363	48	(1,679)	(1,268)
Total current period other comprehensive (loss) income	(1,941)	(132)	4,732	2,659
Accumulated other comprehensive (loss) income at March 31, 2022	$(10,700)	$437	$1,887	$(8,376)

	Three Months Ended March 31, 2021
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2020	$(7,210)	$1,096	$(7,992)	$(14,106)
Current period other comprehensive income (loss):
Other comprehensive income before reclassifications	968	—	1,882	2,850
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(180)	907	727
Effect of taxes (4)	(104)	49	(742)	(797)
Total current period other comprehensive income (loss)	864	(131)	2,047	2,780
Accumulated other comprehensive (loss) income at March 31, 2021	$(6,346)	$965	$(5,945)	$(11,326)

(1)

Represents the unamortized value of an interest rate hedge agreement, designated as a cash flow hedge, which was sold on December 1, 2016. The fair value of the interest rate hedge agreement, at the date of the sale, was recorded in other comprehensive income, net of tax, and is being reclassified to interest expense when earnings are impacted by the hedged items and as interest payments are made on the Credit Facility from January 31, 2018 to January 31, 2023 (see Note 9—Derivative Instruments and Hedging Activities).

(2)

Represents the change in fair value of interest rate hedge agreements designated as a cash flow hedges. The fair value of the interest rate hedge agreements was recorded in other comprehensive income, net of tax, and will be reclassified to earnings when earnings are impacted by the hedged items, as interest payments are made on the Credit Facility from August 31, 2018 to February 28, 2025 (see Note 9—Derivative Instruments and Hedging Activities).

(3)

The Company expects to reclassify $0.6 million net gains related to the Gain on Sale of Interest Rate Hedge Agreement and $0.5 million net losses related to the Change in Fair Value of Interest Rate Hedge Agreement from accumulated other comprehensive loss into earnings during the next 12 months.

(4)	The Company’s effective tax rate for the three months ended March 31, 2022 and 2021 was 27.5% and 26.7%, respectively.

NOTE 12 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2022 and 2021 are as follows:

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2021	18,876	$23	$384,984	$649,298	4,659	$(219,800)	$(11,035)	$803,470
Net income	—	—	—	17,862	—	—	—	17,862
Other comprehensive income	—	—	—	—	—	—	2,659	2,659
Equity compensation	—	—	3,563	—	—	—	—	3,563
Exercise of stock options	—	—	92	—	—	—	—	92
Issuance of shares pursuant to vesting of restricted stock units	144	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(227)	—	—	—	227	(21,716)	—	(21,716)
Dividends declared	—	—	—	(2,628)	—	—	—	(2,628)
Balance at March 31, 2022	18,793	$23	$388,639	$664,532	4,886	$(241,516)	$(8,376)	$803,302

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2020	18,910	$23	$369,058	$588,731	4,395	$(196,745)	$(14,106)	$746,961
Net income	—	—	—	18,351	—	—	—	18,351
Other comprehensive loss	—	—	—	—	—	—	2,780	2,780
Equity compensation	—	—	3,275	—	—	—	—	3,275
Exercise of stock options	3	—	87	—	—	—	—	87
Issuance of shares pursuant to vesting of restricted stock units	153	—	—	—	—	—	—	—
Net payments for stock issuances and buybacks	(207)	—	—	—	207	(17,580)	—	(17,580)
Dividends declared	—	—	—	(2,641)	—	—	—	(2,641)
Balance at March 31, 2021	18,859	$23	$372,420	$604,441	4,602	$(214,325)	$(11,326)	$751,233

NOTE 13 – ACCOUNTING FOR STOCK-BASED COMPENSATION

On April 4, 2018, the Company’s board of directors (the “board”) approved the 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”), which was subsequently approved by the stockholders and became effective on May 31, 2018 (the “Effective Date”). The 2018 Omnibus Plan replaced the previous 2010 Omnibus Incentive Plan (the “Prior Plan”). The 2018 Omnibus Plan was amended on May 28, 2020 to increase the number of shares available for issuance.

The 2018 Omnibus Plan, as amended, allows the Company to grant 1,600,000 shares using stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”), performance units and performance share awards (“PSA”), cash-settled restricted stock units (“CSRSU”), and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 26,120 as of March 31, 2022, remain subject to its terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date. As of March 31, 2022, the Company had approximately 789,147 shares available for grant under the 2018 Omnibus Plan. CSRSUs have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share calculations.

During the three months ended March 31, 2022, the Company granted to its employees 117,136 shares in the form of RSUs with an average grant date fair value of $91.79, and the equivalent value of 56,718 shares in the form of CSRSUs with an average grant date fair value of $91.79. During the three months ended March 31, 2022, the Company also granted 35,705 shares in the form of PSAs to its employees with a grant date fair value of $93.97 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2022 have a performance period from January 1, 2022 through December 31, 2024 and performance conditions that are consistent with the PSAs granted in prior years.

The Company recognized stock-based compensation expense of $4.6 million and $6.1 million for the three months ended March 31, 2022 and 2021, respectively. Unrecognized compensation expense of approximately $19.7 million as of March 31, 2022 related to unsettled RSUs is expected to be recognized over a weighted-average period of 2.1 years. The unrecognized compensation expense related to CSRSUs totaled approximately $9.3 million at March 31, 2022 and is expected to be recognized over a weighted-average period of 2.0 years. Unrecognized compensation expense related to PSAs of approximately $6.3 million as of March 31, 2022 is expected to be recognized over a weighted-average period of 1.6 years.

NOTE 14 – BUSINESS COMBINATION

On December 31, 2021, the Company acquired Creative Systems and Consulting, a premier provider of IT modernization and digital transformation solutions to federal agencies, for a cash purchase price of approximately $159.5 million, subject to working capital adjustments. The Company initially recorded working capital of $4.5 million and recognized fair value of the assets acquired and liabilities assumed and allocated $126.1 million to goodwill and $28.9 million to intangible assets. Intangible assets consist of $24.5 million in customer relationships, $3.7 million related to developed technology, $0.6 million related to trade names and trademarks, and $0.1 million related to non-compete agreements. The allocation of the total purchase price to the tangible and intangible assets and liabilities of Creative Systems and Consulting was based on management’s preliminary estimate of fair value, based on the best available information as of December 31, 2021 when the purchase price allocation was determined. The Company expects to complete the purchase accounting during the 2022 fiscal year as it finalizes the determination of both working capital, as well as its estimates of future cash flows underlying the valuation of customer-related intangible assets. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

A prior acquisition’s purchase agreement included additional consideration in the form of warranty and indemnity hold back payments. As of March 31, 2022, one payment remains outstanding for approximately $1.2 million, which is scheduled to be released in the fourth quarter of 2022 and is included in accrued expenses and other current liabilities. The remaining warranty and indemnity liability was recorded at its fair value at the date of the acquisition discounting the liability at 3.25%.

NOTE 15 – EARNINGS PER SHARE

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

As of March 31, 2022, the PSAs granted during the year ended December 31, 2020 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2021 and during the three months ended March 31, 2022 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS. For the three months ended March 31, 2022, there were 53,819 weighted-average shares excluded from the calculation of EPS because they were anti-dilutive. For the three months ended March 31, 2021, there were 10,327 weighted-average shares excluded because they were anti-dilutive. The anti-dilutive shares in both years were associated with RSUs.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended
	March 31,
	2022	2021
Net Income	$17,862	$18,351

Weighted-average number of basic shares outstanding during the period	18,795	18,885
Dilutive effect of stock options, RSUs, and performance shares	217	233
Weighted-average number of diluted shares outstanding during the period	19,012	19,118

Basic earnings per share	$0.95	$0.97
Diluted earnings per share	$0.94	$0.96

NOTE 16 – SHARE REPURCHASE PROGRAM

In September 2017, the board approved a share repurchase program that allows for share repurchases in the aggregate up to $100.0 million under approved share repurchase plans pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  In November 2021, the board amended and increased the limit under the previous authorization of $100.0 million to $200.0 million. The Credit Facility permits unlimited share repurchases, provided the Company’s Leverage Ratio, prior to and after giving effect to such repurchases, is not greater than 3.50 to 1.00.

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

During the fourth quarter of 2021, the board approved an updated Rule 10b5-1 plan element of the share repurchase program to repurchase a maximum of 165,000 shares, or a total of $20.0 million, under the current program starting on December 20, 2021 and ending no later than June 30, 2022. Under this approved plan, the Company repurchased 140,200 shares at an average price of $98.55 per share between January 1, 2022 and February 2, 2022. The repurchase plan was completed in the first quarter of 2022 with a total of 165,000 shares repurchased from December 20, 2021 to February 2, 2022 for a total of $16.3 million. The Company also used $3.1 million to repurchase an additional 36,175 shares in the open market during the first quarter of 2022 at an average price of $87.00 per share.

For the three months ended March 31, 2022 and 2021, the Company used $17.0 million to repurchase 176,375 shares and $12.8 million to repurchase 151,200 shares, respectively, under the repurchase program. As of March 31, 2022, $111.9 million remained available for share repurchases under the repurchase program.

NOTE 17 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - long-term portion	$—	$3,005	$—	$3,005	Other assets
Deferred compensation investments in cash surrender life insurance	—	19,026	—	19,026	Other assets
Total	$—	$22,031	$—	$22,031

Liabilities:
Forward contract agreements	$—	$182	$—	$182	Accrued expenses and other current liabilities
Deferred compensation plan liabilities	—	19,748	—	19,748	Other long-term liabilities
Interest rate swaps - current portion	—	508	—	508	Accrued expenses and other current liabilities
Total	$—	$20,438	$—	$20,438

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$267	$—	$267	Prepaid expenses and other assets
Deferred compensation investments in cash surrender life insurance	—	20,159	—	20,159	Other assets
Total	$—	$20,426	$—	$20,426

Liabilities:
Deferred compensation plan liabilities	$—	$20,129	$—	$20,129	Other long-term liabilities
Interest rate swaps - current portion	—	3,026	—	3,026	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	888	—	888	Other long-term liabilities
Total	$—	$24,043	$—	$24,043

NOTE 18 – SUBSEQUENT EVENTS

Dividend

On May 4, 2022, the board approved a $0.14 per share cash dividend. The dividend will be paid on July 14, 2022 to shareholders of record as of the close of business on June 10, 2022.

NOTE 19 – COMMITMENTS AND CONTINGENCIES

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

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to the Program’s grant recipients, and separately supplemented the amount of recovery it sought in total to approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016. The State of Louisiana broadly alleges and sought recoupment for the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD. In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the previously filed judicial proceeding. The Company continues to believe that this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of March 31, 2022.

Executive Chair Retirement

On November 15, 2020, the Company’s former Executive Chair gave notice of his retirement effective December 31, 2020. In connection with his retirement, the former Executive Chair is entitled to receive compensation and benefits as provided in his employment agreement for a termination of employment on the basis of “good reason.”  As of March 31, 2022, there were PSAs totaling 17,287 shares which were originally granted during 2020 to be satisfied through the normal course of the PSA equity award plan (see Note 13—Accounting for Stock-Based Compensation) and subject to adjustment from rTSR performance.

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

Our forward-looking statements are based on the beliefs and assumptions of our management and the information available to our management at the time these disclosures were prepared. Although we believe the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Quarterly Report. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

The terms “we,” “our,” “us,” and “the Company,” as used throughout this Quarterly Report, refer to ICF International, Inc. and its subsidiaries, unless otherwise indicated. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local governments and the governments of U.S. territories. The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the SEC on February 25, 2022 (our “Annual Report”).

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

Notwithstanding the near-term impact of COVID-19 and its variants, we believe that, in the long-term, demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about the environment and use of clean energy and energy efficiency; health promotion, treatment, and cost control; the means by which healthcare can be delivered effectively on a cross-jurisdiction basis; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Harvey, Ida, Irma, Maria, Laura, and Michael) that devastated communities in Texas, Florida, North Carolina, Louisiana, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts. We believe our prior and current experience with disaster relief and rebuild efforts, including those from Hurricanes Katrina and Rita and Superstorm Sandy, put us in a favorable position to continue to provide recovery and housing assistance, and environmental and infrastructure solutions, including disaster mitigation, on behalf of federal departments and agencies, state, territorial and local jurisdictions, and regional agencies.

We also see significant opportunity to further leverage our digital and client engagement capabilities across our commercial and government client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements that span the entire program life cycle, and to complete and successfully integrate additional strategic acquisitions. We will continue to focus on building scale in our vertical and horizontal domain expertise, developing business with both our existing government and commercial clients as well as new customers, and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities, such as our recent acquisitions of ITG in 2020 and ESAC and Creative Systems and Consulting in 2021, that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

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

Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization characterized the novel strain of coronavirus disease COVID-19 as a global pandemic. There continues to be significant uncertainty as to the effects of this pandemic on the global economy, which may impact, among other things, our operations, balance sheet, results of operations or cash flows. Adverse events such as health-related concerns about working in our offices or our client’s offices, the inability to travel, the potential impact on our employees, clients, subcontractors and other suppliers and business partners, a slow-down in customer decision-making that affects procurement cycles, a reprioritization of client spending, and other matters affecting the general work and business environment have harmed, and could continue to harm, our business and delay the implementation of our business strategy. We cannot fully anticipate all the ways in which the current global health crisis, economic disruption, and financial market conditions could adversely impact our business in the future. The long duration of the pandemic, the advent of new strains of the virus, and challenges faced in the vaccination of eligible individuals, continue to create uncertainty, and could have an adverse effect on our business, financial position, results of operations and/or cash flows.

We are primarily a service business, and our staffing, and that of our subcontractors, has been maintained, substantially on a work from home basis, fortunately with little COVID-19 illness among our staff. To date, we have experienced continuity in the majority of our work for our government clients, which accounted for approximately 75% of our revenues for the three months ended March 31, 2022. There have been postponements of events and challenges around project work requiring travel and personal contact to perform services under the contracts, but overall, our government clients have continued to require our services. There has also been additional demand from federal agencies such as the Center for Disease Control and Prevention, the Department of Health and Human Services, and the Federal Emergency Management Agency, as well as state and local and international government agencies.

Of the remaining 25% of our total revenue for the three months ended March 31, 2022, the majority was generated from commercial energy markets and commercial marketing services. In commercial energy, where we work primarily for utility clients, we have experienced trends similar to those with our government clients, although some aspects of energy efficiency programs have been altered to reduce direct interaction with consumers. The commercial marketing services includes public event management and marketing technology, which was impacted based on the deferral or cancellation of marketing events. Some of our commercial clients perform work in travel-related markets and have been severely impacted by the COVID-19 pandemic and the restriction upon travel worldwide. As a result, we continue to monitor that business area closely. These elements of commercial marketing services represented 7% of our total company-wide revenues for the three months ended March 31, 2022.

We are monitoring the evolving situation related to the COVID-19 pandemic and continue to work with our stakeholders to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. To protect employee health and safety while COVID-19 remains a threat, we plan to continue to deliver a majority of our services to clients remotely until we are ready for a transition to an in-office environment. We started our phased return to in-office work in the U.K. and China on a reduced capacity during the third quarter of 2021 and formally re-opened our offices in North America starting on April 25, 2022. Additionally, in response to President Biden’s Executive Order 14042, which requires federal contractors to be vaccinated against COVID-19 by December 8, 2021 and later amended to January 4, 2022, we implemented a requirement for our U.S. employees to be fully vaccinated or receive an approved exemption/accommodation by November 30, 2021 regardless of employment type or work location—remote, hybrid, or on-site.

In 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed; it contained a provision that allows federal contractors to seek specified reimbursement for certain employees who are unable to perform their contract requirements due to government restrictions. We deferred payment of approximately $20.9 million of employer Social Security taxes during the twelve months ended December 31, 2020, of which 50% has been repaid as of December 31, 2021 and the remaining 50% is expected to be repaid by the deadline of December 31, 2022.

As part of management actions to counter the impact of COVID-19, we have aligned our costs with anticipated revenues. In the U.S. and in our international operations, we used staff reductions, furloughs, and other temporary wage reduction programs in response to the pandemic during 2020. However, we did not have as many staff reductions, furloughs, or wage reductions as a result of COVID-19 after 2020. During 2020, we also participated in three international government subsidy programs whose objective is to encourage eligible companies to keep employees on the payroll during the COVID-19 pandemic. We minimally participated in two subsidy programs during the first quarter of 2021 but did not participate in such programs subsequently.

Employees and Offices:

We have approximately 8,000 full and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our more than 50 regional offices throughout the U.S. and more than 20 offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of our financial condition and results of operations is based on our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”).  The preparation of these consolidated financial statements requires us to make certain estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and our application of critical accounting policies, including revenue recognition, impairment of goodwill and other intangible assets, and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 – Summary of Significant Accounting Policies” in our Annual Report and “Note 1—Basis of Presentation and Nature of Operations” in the “Notes to Consolidated Financial Statements” in this Quarterly Report for further discussions of our significant accounting policies and estimates.

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

SELECTED KEY METRICS

In order to evaluate operations, we track revenue by key metrics that provide useful information about the nature of our operations. Client markets provide insight into the breadth of our expertise. Client type is an indicator of the diversity of our client base. Revenue by contract mix provides insight in terms of the degree of performance risk that we have assumed. Significant variances in the key metrics are discussed under the revenue section of the results of operations. For further discussion see “Note 8—Revenue Recognition” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended March 31,				Three Months Ended
	Dollars		Percentages		March 31, 2021 and 2022
(dollars in thousands)	2022	2021	2022	2021	Dollars	Percent
Revenue	$413,468	$378,478	100.0%	100.0%	$34,990	9.2%
Direct Costs	258,158	232,082	62.4%	61.3%	26,076	11.2%
Operating Costs and Expenses:
Indirect and selling expenses	117,452	109,982	28.4%	29.1%	7,470	6.8%
Depreciation and amortization	4,838	5,270	1.2%	1.4%	(432)	(8.2%)
Amortization of intangible assets	5,317	3,015	1.3%	0.8%	2,302	76.4%
Total Operating Costs and Expenses	127,607	118,267	30.9%	31.3%	9,340	7.9%
Operating Income	27,703	28,129	6.7%	7.4%	(426)	(1.5%)
Interest expense	(2,697)	(2,683)	(0.7%)	(0.7%)	(14)	0.5%
Other expense	(369)	(417)	—	—	48	(11.5%)
Income before Income Taxes	24,637	25,029	6.0%	6.7%	(392)	(1.6%)
Provision for Income Taxes	6,775	6,678	1.6%	1.8%	97	1.5%
Net Income	$17,862	$18,351	4.4%	4.9%	$(489)	(2.7%)

Revenue. Revenue for the three months ended March 31, 2022 was $413.5 million, compared to $378.5 million for the three months ended March 31, 2021, representing an increase of $35.0 million or 9.2%. The increase in revenue was primarily from an increase of $39.4 million and $6.2 million from our U.S. federal government’s health, education, and social programs and energy, environment, and infrastructure client markets, respectively, $7.4 million and $0.5 million from our U.S. state and local government’s health, education, and social programs and energy, environment, and infrastructure client markets, respectively, and $1.7 million from our international government’s health, education, and social programs client market, offset by decreases of $11.1 million and $0.6 million from our international government’s energy, environment, and infrastructure and safety and security client markets, respectively, $3.5 million, $2.6 million, and $1.2 million from our commercial consumer and financial, energy, environment, and infrastructure, and health, education, and social programs client markets, respectively, and $1.2 million from our U.S. federal government safety and security client market.

Direct Costs. Direct costs for the three months ended March 31, 2022 were $258.2 million compared to $232.1 million for the three months ended March 31, 2021, an increase of $26.1 million or 11.2%. The increase in direct costs was driven by increases of $16.1 million in direct labor and associated fringe benefit costs and $10.0 million in subcontractor and other direct costs. The increases were attributable to additional work performed during the three months ended March 31, 2022 compared to the same period in 2021. Direct costs as a percent of revenue were 62.4% for the three months ended March 31, 2022, compared to 61.3% for the three months ended March 31, 2021. Direct labor and associated fringe benefit costs as a percentage of revenue was 36.1% and 35.2% for the three months ended March 31, 2022 and 2021, respectively, and subcontractor and other direct costs as a percentage of revenue was 26.3% and 26.1%, for the three months ended March 31, 2022 and 2021, respectively. Direct labor and associated fringe benefit costs as a percentage of direct costs was 57.8% and 57.4% for the three months ended March 31, 2022 and 2021, respectively, and subcontractor and other direct costs as a percentage of direct costs was 42.2% and 42.6% for the three months ended March 31, 2022 and 2021, respectively.

Indirect and selling expenses. Indirect and selling expenses for the three months ended March 31, 2022 was $117.5 million compared to $110.0 million for the three months ended March 31, 2021, an increase of $7.5 million or 6.8%. The increase in indirect and selling expenses was primarily due to an increase in indirect labor and associated fringe benefit costs of $9.1 million, offset by a decrease in general and administrative costs of $1.6 million. Indirect labor and associated fringe benefit costs increased due to higher headcounts. The decrease in general and administrative costs was due to a decrease in the provision for credit losses of $5.5 million that offset increases in expenses such as contract labor and professional fees of $0.9 million, software licenses of $0.8 million, insurance of $0.7 million, travel of $0.3 million, and recruiting of $0.3 million which were the major drivers for the three months ended March 31, 2022 compared to 2021.  Indirect and selling expenses as a percent of revenue decreased to 28.4% for the three months ended March 31, 2022, compared to 29.1% for the three months ended March 31, 2021.

Depreciation and amortization. Depreciation and amortization was $4.8 million for the three months ended March 31, 2022 compared to $5.3 million for the three months ended March 31, 2021. The decrease in depreciation and amortization is the result of certain assets becoming fully depreciated and amortized.

Amortization of intangible assets. Amortization of intangible assets for the three months ended March 31, 2022 was $5.3 million compared to $3.0 million for the three months ended March 31, 2021. The $2.3 million increase was primarily due to amortization of intangible assets acquired in our acquisitions of ESAC and Creative Systems and Consulting in the fourth quarter of 2021.

Operating Income. Operating income was $27.7 million for the three months ended March 31, 2022 compared to $28.1 million for the three months ended March 31, 2021, a decrease of $0.4 million or 1.5%. The decrease in operating income was due to an increase in direct costs of $26.1 million, indirect and selling expenses of $7.5 million, and amortization of intangible assets by $2.3 million, offset by an increase in revenue of $35.0 million and a decrease of depreciation and amortization by $0.5 million. Operating income as a percentage of revenue was 6.7% for the three months ended March 31, 2022, compared to 7.4% for the three months ended March 31, 2021.

Interest expense. Interest expense was $2.7 million for the three months ended March 31, 2022 and 2021. The comparable interest expense was due to our average interest rate for the three months ended March 31, 2022 of 1.4% compared to 1.9% for the same period in 2021 and our average debt balance of $461.2 million for the three months ended March 31, 2022 being higher than our average debt balance of $325.6 million for the three months ended March 31, 2021.

Other expense. Other expense was flat at $0.4 million for the three months ended March 31, 2022 and 2021.

Provision for Income Taxes. For the three months ended March 31, 2022, provision for income taxes was $6.8 million compared to $6.7 million for the three months ended March 31, 2021, an increase of $0.1 million or 1.5%. The effective income tax rate for the three months ended March 31, 2022 and 2021 was 27.5% and 26.7%, respectively. The increase in the effective income tax rate was primarily due to the impact of non-deductible executive compensation, non-deductible losses on insurance assets, and additional valuation allowance on excess foreign tax credits compared with 2021.

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

Service Revenue

Service revenue represents revenue less subcontractor and other direct costs (which include third-party materials and travel expenses). Service revenue is not a recognized term under U.S. GAAP and should not be considered an alternative to revenue as a measure of operating performance. This presentation of service revenue may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe service revenue is a useful measure to investors since, as a consulting firm, a key source of our profit is revenue obtained from the services that we provide to our clients through our employees. For the three months ended March 31, 2022, service revenue was $304.6 million compared to $279.6 million for the three months ended March 31, 2021, an increase of $25.0 million or 8.9%. Service revenue was 73.7% and 73.9% of total revenue for the three months ended March 31, 2022 and 2021.

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Revenue	$413,468	$378,478
Subcontractor and other direct costs	(108,898)	(98,911)
Service revenue	$304,570	$279,567

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the periods indicated.

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net income	$17,862	$18,351
Other expense	369	417
Interest expense	2,697	2,683
Provision for income taxes	6,775	6,678
Depreciation and amortization	10,155	8,285
EBITDA	37,858	36,414
Adjustment related to impairment of long-lived assets (1)	—	303
Special charges related to acquisitions (2)	1,319	95
Special charges related to severance for staff realignment (3)	1,226	491
Special charges related to facilities consolidations and office closures (4)	—	200
Special charges related to the transfer to our new corporate headquarters (5)	1,882	—
Special charges related to retirement of the Executive Chair (6)	—	224
Total special charges and adjustments	4,427	1,313
Adjusted EBITDA	$42,285	$37,727
(1)	Adjustment related to impairment of long-lived assets: We recognized impairment expense of $0.3 million in the first quarter of 2021 related to impairment of a right-of-use lease asset.
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

(6)

Special charges related to retirement of the former Executive Chair: Our former Executive Chair retired effective December 31, 2020. These costs relate to unvested equity awards that, as a result of his employment agreement, the departing officer was able to maintain certain equity awards beyond the date of employment.

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

The following table presents a reconciliation of diluted EPS to non-GAAP diluted EPS for the periods indicated:

	Three Months Ended
	March 31,
	2022	2021
Diluted EPS	$0.94	$0.96
Adjustment related to impairment of long-lived assets	—	0.02
Special charges related to acquisitions	0.07	—
Special charges related to severance for staff realignment	0.06	0.03
Special charges related to facilities consolidations and office closures	—	0.01
Special charges related to the transfer to our new corporate headquarters	0.10	—
Special charges related to retirement of Executive Chair	—	0.01
Amortization of intangibles	0.28	0.16
Income tax effects on amortization, special charges, and adjustments (1)	(0.14)	(0.06)
Non-GAAP EPS	$1.31	$1.13
(1)	Income tax effects were calculated using an effective U.S. GAAP tax rate of 27.5% and 26.7% for the three months ended March 31, 2022 and 2021.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, debt service, dividends and share repurchases. We expect to meet these requirements through a combination of cash flow from operations and borrowings. Our primary source of borrowings is from our Credit Facility, as described in “Note 7—Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. As of March 31, 2022, we had $315.1 million, or $250.4 million after taking into account the financial and performance-based limitations, available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program. Should the need arise, we intend to further increase our borrowing capacity in the future to provide us with adequate working capital to continue our ongoing operations.

In March 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. Although we continue to face risks and uncertainties related to COVID-19 and its variants, to date we have not experienced any significant impacts on our liquidity and capital resources which remain available to us.

In addition to the continued COVID-19 pandemic, there are other conditions, such as the ongoing war in Ukraine and the recent rise in the U.S. inflation, that create uncertainty in the global economy, which in turn may impact, among other things, our ability to generate positive cash flows from operations and our ability to successfully execute and fund key initiatives in the near future. However, our current belief is that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures and acquisitions, quarterly cash dividends, share repurchases and organic growth. Additionally, we continuously analyze our capital structure to ensure we have capital to fund future strategic acquisitions. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources from both debt and equity sources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if, in the future, we need additional borrowings or capital.

Financial Condition. There were several changes in our consolidated balance sheet as of March 31, 2022 compared to the consolidated balance sheet as of December 31, 2021. The more significant changes are discussed below.

Cash and cash equivalents decreased to $7.4 million as of March 31, 2022, from $8.3 million on December 31, 2021 and restricted cash decreased to $1.7 million as of March 31, 2022 from $12.2 million on December 31, 2021. These balances and the changes to the balances of cash and cash equivalents and restricted cash are further discussed in “Cash Flow” below and discussed in “Note 2—Restricted Cash” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

Contract receivables, net of allowance for expected credit losses, as of March 31, 2022, decreased to $205.8 million from $237.7 million on December 31, 2021, primarily due to the timing of our billings and collection of clients’ invoices. Contract receivables are a significant component of our working capital and may be favorably or unfavorably impacted by our collection efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients. Contract assets and contract liabilities represent revenue in excess of billings and billings in excess of revenue, respectively, both of which generally arise from revenue recognition timing and contractually stipulated billing schedules or billing complexity. At March 31, 2022, contract assets and contract liabilities were $189.1 million and $31.5 million, respectively, compared to $137.9 million and $39.7 million, respectively, at December 31, 2021.

We evaluate our collections efforts using the days-sales-outstanding ratio (“DSO”), which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities), by revenue per day for the trailing 90-day period. DSO was 79 days for the quarter ended March 31, 2022 compared to 80 days for the quarter ended March 31, 2021. The DSO, excluding the Puerto Rico disaster relief and rebuild efforts due to complex reporting and billing requirements and therefore slow to pay our invoices, was 74 days for the quarter ended March 31, 2022 compared to 70 days for the quarter ended March 31, 2021.

Goodwill, as discussed in “Note 4—Goodwill” in the “Notes to Consolidated Financial Statements” in this Quarterly Report, decreased slightly mainly due to the impact of foreign currency translation. Other intangible assets decreased to $74.3 million at March 31, 2022 from $79.6 million on December 31, 2021 due to amortization of intangible assets related to prior acquisitions that we had made.

The decrease in right-of-use assets and lease liabilities are primarily due to the amortization of right-of-use assets and operating lease liabilities through rent payments.

Accounts payable decreased to $95.7 million at March 31, 2022 from $105.7 million at December 31, 2021, and our accrued expenses totaled $176.5 million at March 31, 2022 as compared to $186.4 million at December 31, 2021. The changes in our accounts payable and accrued expenses are primarily due to the timing of invoices from our vendors and subcontractors for services rendered and subsequent payments of those invoices.

Long-term debt (exclusive of unamortized debt issuance costs) increased to $461.6 million on March 31, 2022 from $423.6 million on December 31, 2021, primarily due to the net advance on our Credit Facility of $38.0 million. The average debt balances on the Credit Facility for the three months ended March 31, 2022 and 2021 were $461.2 million and $325.6 million, respectively. The average interest rate on the Credit Facility, excluding any fees and unamortized debt issuance costs, for the three months ended March 31, 2022 and 2021 was 1.4% and 1.9%, respectively. We generally utilize cash flow from operations as our primary source of funding and turn to our Credit Facility to fund any temporary fluctuations, such as increases in contract receivables, reductions in accounts payable and accrued expenses, purchase of treasury stock, payment of declared dividends, additional capital expenditures, and to meet funding requirements for new acquisitions.

The decrease in accumulated other comprehensive loss of $2.7 million, net of taxes, was driven by a change in unrealized gains of $5.5 million in the fair value of the interest rate hedging instruments, before taxes, and $0.9 million in previously unrealized net losses reclassified to comprehensive income related to hedging instruments, before taxes, a $2.3 million change, before taxes, in the value of certain foreign currencies relative to the U.S. dollar (primarily the British Pound, Euro and Canadian dollar), and $0.2 million in gains from the previous sale of an interest rate hedge reclassified to income. The net tax effects of the transactions totaled $1.2 million. See “Note 11—Accumulated Other Comprehensive Loss” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

We have entered into floating-to-fixed interest rate swap agreements (the “Swaps”) with expiration dates through August 2023 and February 2025 for a total notional amount of $200.0 million in order to hedge a portion of our floating rate Credit Facility. As of March 31, 2022, the fair value of the Swaps was an unrealized loss of $0.5 million included current liabilities and $3.0 million unrealized gain included in non-current asset. See “Note 9—Derivative Instruments and Hedging Activities” and “Note 17—Fair Value” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. On a quarterly basis, management evaluates the Swaps to determine their effectiveness and record the change in fair value of the Swaps as an adjustment to accumulated other comprehensive loss. Management intends that the Swaps remain effective.

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

Inflation. Our business and results of operations have not been materially affected by inflation and changing prices during the period presented and we do not expect to be materially affected in the future due to the nature of our business as a provider of professional services with contracts that can be negotiated with new prices.

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

In September 2017, the Company’s board of directors (the “board”) approved a share repurchase program that authorizes share repurchases in the aggregate up to $100.0 million.  In November 2021, the board approved an increase to the share repurchase program to a new limit of $200.0 million, inclusive of the prior limit. During the fourth quarter of 2021, the board approved an updated Rule 10b5-1 plan element of the share repurchase program to repurchase a maximum of 165,000 shares or a total of $20.0 million, whichever is reached first. The plan commenced on December 20, 2021 and ended during the first quarter of 2022 with a total of 165,000 shares repurchased from December 20, 2021 to February 2, 2022 for a total of $16.3 million.

During the three months ended March 31, 2022, we repurchased 176,375 shares under this program at an average price of $96.18 per share. As of March 31, 2022, $111.9 million remained available for share repurchases.

Dividends. Cash dividends declared thus far in 2022 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 23, 2022	$0.14	March 25, 2022	April 13, 2022
May 4, 2022	$0.14	June 10, 2022	July 14, 2022

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the three months ended March 31, 2022 and 2021:

	Three Months Ended
	March 31,
(in thousands)	2022	2021
Net Cash (Used in) Provided by Operating Activities	$(7,055)	$4,961
Net Cash Used in Investing Activities	(6,454)	(3,595)
Net Cash Provided by (Used in) Financing Activities	2,674	(33,275)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(525)	745
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(11,360)	$(31,164)

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered.

Operating activities used $7.1 million in cash for the three months ended March 31, 2022 compared to providing $5.0 million for the three months ended March 31, 2021, a change of $12.1 million. The decrease in cash flows from operations for the three months ended March 31, 2022 compared to the prior year was primarily due to a net decrease of $11.0 million in billings and collections of receivables in 2022 compared to the prior year.

Investing activities used cash of $6.5 million for the three months ended March 31, 2022, compared to $3.6 million for the three months ended March 31, 2021. Our cash flows used in investing activities during the three months ended March 31, 2022 were for capital expenditures for property and equipment and capitalized software.

Our cash flows provided by or used in financing activities consists primarily of debt and equity transactions. For the three months ended March 31, 2022, cash flows provided by financing activities was $2.7 million, consisting of net advances and payments on our Credit Facility totaling $38.0 million, offset by net payments for stock issuances and buybacks of $22.3 million, primarily representing shares repurchased under our share repurchase program, net receipts and payments of restricted contract funds of $10.4 million, and payments of cash dividends totaling $2.6 million. For the three months ended March 31, 2021, cash flows used in financing activities was $33.3 million. The cash flow was primarily from net advances and payments on our Credit Facility of $11.1 million and proceeds from exercise of options of $2.7 million, offset by net receipts and payments of restricted contract funds of $26.6 million, cash used for net payments for stock issuances and buybacks of $17.1 million, primarily representing shares repurchased under our share repurchase program, payments of cash dividends totaling $2.6 million, and payment on business acquisition liabilities of $0.7 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for the three months ended March 31, 2022:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
January 1 - January 31	147,032	$99.26	129,765	$115,991,949
February 1 - February 28	10,435	$93.33	10,435	$115,017,880
March 1 - March 31	69,308	$88.71	36,175	$111,869,762
Total	226,775	$95.76	176,375

(1)

The total number of shares purchased of 226,775 includes shares repurchased pursuant to our share repurchase program described further in footnote (3) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of any restricted stock units in accordance with our applicable long-term incentive plan.

(2)	During the three months ended March 31, 2022, we repurchased 50,400 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $94.30 per share.
(3)

The current share repurchase program authorizes share repurchases in the aggregate up to $200.0 million. Our existing Credit Facility allows share repurchases provided our Leverage Ratio (as defined under the Credit Facility), prior to and after giving effect to any repurchase, is not greater than 3.50 to 1.00. During the three months ended March 31, 2022, we repurchased 176,375 shares under the stock repurchase program at an average price of $96.18. For additional information on the share repurchase program, see “Note 16 – Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 5, 2022	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

May 5, 2022	By:	/s/ Barry Broadus
Barry Broadus
Chief Financial Officer (Principal Financial Officer)