Form 10-Q
period 2022-06-30
ICF International, Inc.
filed 2022-08-04
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, there were 18,818,604 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	June 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$6,063	$8,254
Restricted cash	2,401	12,179
Contract receivables, net	218,807	237,684
Contract assets	190,506	137,867
Prepaid expenses and other assets	23,196	42,354
Income tax receivable	11,979	10,825
Total Current Assets	452,952	449,163
Property and Equipment, net	70,689	52,053
Other Assets:
Goodwill	1,043,908	1,046,760
Other intangible assets, net	69,178	79,645
Operating lease - right-of-use assets	164,602	177,417
Other assets	49,473	44,496
Total Assets	$1,850,802	$1,849,534

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$15,000	$10,000
Accounts payable	99,365	105,652
Contract liabilities	24,612	39,665
Operating lease liabilities - current	26,267	34,901
Accrued salaries and benefits	86,583	85,517
Accrued subcontractors and other direct costs	44,946	39,400
Accrued expenses and other current liabilities	45,102	61,496
Total Current Liabilities	341,875	376,631
Long-term Liabilities:
Long-term debt	435,075	411,605
Operating lease liabilities - non-current	185,970	191,805
Deferred income taxes	47,643	41,913
Other long-term liabilities	20,822	24,110
Total Liabilities	1,031,385	1,046,064

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 23,705,062 and 23,535,671 shares issued at June 30, 2022 and December 31, 2021, respectively; 18,818,604 and 18,876,490 shares outstanding at June 30, 2022 and December 31, 2021, respectively	23	23
Additional paid-in capital	393,224	384,984
Retained earnings	680,323	649,298
Treasury stock, 4,886,458 and 4,659,181 shares at June 30, 2022 and December 31, 2021, respectively	(241,566)	(219,800)
Accumulated other comprehensive loss	(12,587)	(11,035)
Total Stockholders’ Equity	819,417	803,470
Total Liabilities and Stockholders’ Equity	$1,850,802	$1,849,534

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenue	$423,110	$392,525	$836,578	$771,003
Direct costs	268,905	246,646	527,063	478,728
Operating costs and expenses:
Indirect and selling expenses	114,403	106,178	231,855	216,160
Depreciation and amortization	5,063	4,728	9,901	9,998
Amortization of intangible assets	4,963	3,019	10,280	6,034
Total operating costs and expenses	124,429	113,925	252,036	232,192

Operating income	29,776	31,954	57,479	60,083
Interest expense	(4,103)	(2,612)	(6,800)	(5,295)
Other income (expense)	98	(46)	(271)	(463)
Income before income taxes	25,771	29,296	50,408	54,325
Provision for income taxes	7,374	8,984	14,149	15,662
Net income	$18,397	$20,312	$36,259	$38,663

Earnings per Share:
Basic	$0.98	$1.08	$1.93	$2.05
Diluted	$0.97	$1.07	$1.91	$2.03

Weighted-average Shares:
Basic	18,796	18,843	18,795	18,864
Diluted	18,954	19,022	18,991	19,078

Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28

Other comprehensive (loss) income, net of tax	(4,211)	432	(1,552)	3,212
Comprehensive income, net of tax	$14,186	$20,744	$34,707	$41,875

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities
Net income	$36,259	$38,663
Adjustments to reconcile net income to net cash provided by operating activities:
(Recovery of) provision for credit losses	(172)	7,782
Deferred income taxes	4,741	2,489
Non-cash equity compensation	6,507	6,163
Depreciation and amortization	20,181	16,032
Facilities consolidation reserve	(156)	(148)
Amortization of debt issuance costs	617	309
Impairment of long-lived assets	—	303
Other adjustments, net	868	1,365
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(71,612)	(13,698)
Contract receivables	17,520	(29,070)
Prepaid expenses and other assets	(5,758)	(3,108)
Operating lease assets and liabilities, net	(997)	(3,361)
Accounts payable	(5,801)	3,667
Accrued salaries and benefits	1,512	2,738
Accrued subcontractors and other direct costs	6,754	(37,035)
Accrued expenses and other current liabilities	(3,253)	20,619
Income tax receivable and payable	(1,572)	(7,193)
Other liabilities	771	(176)
Net Cash Provided by Operating Activities	6,409	6,341

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(11,026)	(7,475)
Proceeds from working capital adjustments related to prior business acquisition	2,911	—
Net Cash Used in Investing Activities	(8,115)	(7,475)

Cash Flows from Financing Activities
Advances from working capital facilities	869,529	382,552
Payments on working capital facilities	(838,259)	(364,395)
Receipt of restricted contract funds	10,967	75,158
Payment of restricted contract funds	(20,550)	(117,399)
Debt issue costs	(4,776)	—
Proceeds from exercise of options	194	2,773
Dividends paid	(5,280)	(5,284)
Net payments for stock issuances and buybacks	(20,778)	(18,365)
Payments on business acquisition liabilities	(121)	(682)
Net Cash Used in Financing Activities	(9,074)	(45,642)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(1,189)	699

Decrease in Cash, Cash Equivalents, and Restricted Cash	(11,969)	(46,077)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	20,433	81,987
Cash, Cash Equivalents, and Restricted Cash, End of Period	$8,464	$35,910

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$6,473	$5,319
Income taxes	$12,373	$20,714
Non-cash investing and financing transactions:
Tenant improvements funded by lessor	$20,243	$—

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

The Company, incorporated in Delaware, is headquartered in Fairfax, Virginia. The Company maintains additional offices throughout the world, including 50 offices in the U.S. and U.S. territories and more than 20 offices in key markets outside the U.S., including offices in the United Kingdom, Belgium, China, India, and Canada.

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

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three and six month periods ended June 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2021 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 25, 2022.

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

On May 6, 2022, the Company entered into an Amended and Restated Credit Agreement (the “Restated Credit Agreement”) with a group of lenders  to amend and restate in its entirety the Fifth Amended and Restated Business Loan and Security Agreement, entered into on March 3, 2020 (as amended, the “Existing Credit Agreement”; for additional information see Note 7—Long-Term Debt). The Restated Credit Agreement amended and restated the Existing Credit Agreement to include, among other things, replacing the LIBOR based interest pricing conventions with Secured Overnight Financing Rate (“SOFR”) based interest pricing conventions. The Company elected to apply the optional expedient that allows it to continue to qualify for the shortcut method to assess hedge effectiveness on the related LIBOR-based interest rate hedges (see Note 9—Derivative Instruments and Hedging Activities) and presumes perfect effectiveness. The optional expedient did not result in any impact on the Company’s operating results, financial position, or cash flows. The Company expects to amend the hedge contracts to a SOFR based interest index in the near future.

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the six months ended June 30, 2022 and 2021:

	June 30, 2022		June 30, 2021
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$8,254	$6,063	$13,841	$9,603
Restricted cash(1)	12,179	2,401	68,146	26,307
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$20,433	$8,464	$81,987	$35,910

(1)

Under a contract with a customer that commenced in the fourth quarter of fiscal year 2020, the Company received advance payments to be used to pay providers of services to the customer, a separate third party. The advanced payments are treated as restricted cash - current as the Company is required under the contract to distribute the advanced funds to the third-party providers of services or return the advanced funds to the customer. Because the Company receives the advance payments from the customer, which must be refunded to the customer or remitted to a third party, the cash receipts are treated as borrowings rather than receipts for the provision of goods or services. Therefore, these cash receipts are presented in the consolidated statements of cash flows as financing cash inflows, “Receipt of restricted contract funds,” with the subsequent payments classified as financing cash outflows, “Payment of restricted contract funds.” See Note 6 – Accrued Expenses and Other Current Liabilities for the corresponding liability.

NOTE 3 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	June 30, 2022	December 31, 2021
Billed and billable	$224,683	$245,425
Allowance for expected credit losses	(5,876)	(7,741)
Contract receivables, net	$218,807	$237,684

NOTE 4 – GOODWILL

The changes in the carrying amount of goodwill during the six-months period ended June 30, 2022 were as follows:

Balance as of December 31, 2021	$1,046,760
Measurement period adjustments - ESAC acquisition	87
Measurement period adjustments - Creative Systems and Consulting acquisition	2,044
Effect of foreign currency translation	(4,983)
Balance as of June 30, 2022	$1,043,908

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

The Company’s lease cost is recognized on a straight-line basis over the lease term. Lease cost consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021
Operating lease cost	$9,436	$8,654	$18,938	$17,447
Short-term lease cost	144	105	277	236
Variable lease cost	27	9	47	19
Sublease income	(28)	—	(38)	—
Total lease cost	$9,579	$8,768	$19,224	$17,702

Future minimum lease payments under non-cancellable leases as of June 30, 2022 were as follows:

June 30, 2023	$28,496
June 30, 2024	22,070
June 30, 2025	22,521
June 30, 2026	21,639
June 30, 2027	18,864
Thereafter	148,714
Total future minimum lease payments	262,304
Less: Interest	(50,067)
Total lease liabilities	$212,237

Operating lease liabilities - current	$26,267
Operating lease liabilities - non-current	185,970
Total lease liabilities	$212,237

Other information related to operating leases is as follows:

	June 30, 2022	June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$19,983	$9,102
Right-of-use assets obtained in exchange for operating lease liabilities	$4,885	$772
Weighted-average remaining lease term
Operating leases	11.7	5.8
Weighted-average discount rate
Operating leases	3.2%	3.3%

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At June 30, 2022 and December 31, 2021, accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Deposits	$23,794	$21,088
Restricted contract funds	2,389	12,165
Accrued IT and software licensing costs	1,564	1,702
Accrued taxes and insurance premiums	1,800	5,267
Accrued facilities rental and lease exit costs	1,156	1,291
Accrued interest	276	212
Accrued professional services	3,377	3,068
Accrued dividends	2,622	2,643
Contingent and contractual liabilities from acquisitions	1,123	1,245
Interest rate swap liability - current	—	3,026
Forward contract agreements liability - current	392	—
Other accrued expenses and current liabilities	6,609	9,789
Total accrued expenses and other current liabilities	$45,102	$61,496

NOTE 7 – LONG-TERM DEBT

At June 30, 2022 and December 31, 2021, debt consisted of:

	June 30, 2022		December 31, 2021
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$296,250		$182,500
Revolving Credit		158,574		241,055
Total before debt issuance costs	1.93%	454,824	1.65%	423,555
Unamortized debt issuance costs		(4,749)		(1,950)

Total	$450,075	$421,605

Current portion of long-term debt	$15,000	$10,000
Long-term debt - non-current	435,075	411,605
Total	$450,075	$421,605

On May 6, 2022, the Company entered into the Restated Credit Agreement with a group of lenders with (a) PNC Bank, National Association as the Administrative Agent and (b) PNC Capital Markets LLC, BOFA Securities, Inc., TD Securities (USA) LLC, Wells Fargo Securities, LLC and Citizens Bank, N.A., as joint lead arrangers. The various facilities under the Restated Credit Agreement are referred to as the “Credit Facility”, which the Restated Credit Agreement governs.  The Restated Credit Agreement amended and restated the Existing Credit Agreement to, among other things, (a) maintain the existing $600 million revolving credit facility (together and inclusive of a $75 million swing line sublimit and $100 million sublimit for letters of credit); (b) increase the existing term loan facility from $200 million to $300 million; (c) provide for a new delayed draw term loan facility of $400 million; (d) maintain the existing incremental credit facility to make, subject to approval of the lenders' making such loans, incremental term or revolving credit loan(s) in the aggregate principal amount of not more than $300 million; (f) increase the maximum Consolidated Leverage Ratio (as such term is defined in the Restated Credit Agreement) from 4.00 to 1.00 to 4.50 to 1.00 (with temporary increases to 5.00 to 1.00 for the three fiscal quarters following a "Material Permitted Acquisition", as such term is defined in the Restated Credit Agreement); (g) maintain the minimum Consolidated Interest Coverage Ratio (as such term is defined in the Restated Credit Agreement) of 3.00 to 1.00; (h) increase the foreign currency debt limit in Euro and Sterling Pounds from $30 million equivalent to $200 million equivalent; (i) modify LIBOR based interest pricing conventions with SOFR based interest pricing conventions; (j) extend the maturity date of the Credit Facility until May 6, 2027; (k) incorporate various provisions and conventions encouraged by the Loan Syndication and Trade Association; and (l) modify certain definitions and certain covenants.

Under the Restated Credit Agreement, the Company has the option to borrow funds under the Credit Facility at interest rates based on both term SOFR (i.e. 1, 3, or 6-month rates) and the Base Rate (as defined herein), at its discretion, plus their applicable margins. The Base Rate is a fluctuating rate of interest equal to the highest of (a) the Overnight Bank Funding Rate (as defined in the Restated Credit Agreement), plus 0.5%, (b) the Prime Rate (as defined in the Restated Credit Agreement) and (c) the Daily Simple SOFR Rate (as defined in the Restated Credit Agreement) plus 1%, all as then adjusted to include the Applicable Margin (as defined in the Restated Credit Agreement) as then in effect (and as determined pursuant to the then current Consolidated Leverage Ratio).

The Credit Facility is collateralized by substantially all the assets of the Company and its material domestic subsidiaries and requires that the Company remain in compliance with certain financial and non-financial covenants including, but not limited to the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio. The Credit Facility also includes other terms and conditions, covenants, and other provisions of the Restated Credit Agreement that are materially consistent with the Existing Credit Agreement.

As of June 30, 2022, the Company had $454.8 million of long-term debt outstanding from the Credit Facility (including the term loan of $296.3 million, exclusive of unamortized debt issuance costs of $4.7 million), unused delayed draw term loan facility $400.0 million, and unused borrowing capacity under the $600.0 million revolving line of credit of $438.1 million under the Credit Facility.  The unused borrowing capacity is inclusive of nine outstanding letters of credit totaling $3.3 million. Taking into account the financial, performance-based limitations, available borrowing capacity (excluding the accordion, the delayed draw term loan, and the term loan) was $410.9 million as of June 30, 2022.

Future scheduled repayments of debt principal are as follows:

Payments due by	Term Loan	Revolving Credit	Total
June 30, 2023	$15,000	$—	$15,000
June 30, 2024	15,000	—	15,000
June 30, 2025	16,875	—	16,875
June 30, 2026	22,500	—	22,500
May 6, 2027 (Maturity)	226,875	158,574	385,449
Total	$296,250	$158,574	$454,824

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, and infrastructure	$160,401	38%	$167,309	43%	$316,444	38%	$330,533	43%
Health, education, and social programs	208,953	49%	167,640	43%	414,750	50%	325,906	42%
Safety and security	33,409	8%	29,618	7%	62,809	7%	60,816	8%
Consumer and financial	20,347	5%	27,958	7%	42,575	5%	53,748	7%
Total	$423,110	100%	$392,525	100%	$836,578	100%	$771,003	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$225,229	53%	$182,241	46%	$444,221	53%	$358,225	46%
U.S. state and local government	64,056	15%	58,487	15%	130,165	16%	115,637	15%
International government	27,144	7%	37,148	10%	53,863	6%	73,894	10%
Total Government	316,429	75%	277,876	71%	628,249	75%	547,756	71%
Commercial	106,681	25%	114,649	29%	208,329	25%	223,247	29%
Total	$423,110	100%	$392,525	100%	$836,578	100%	$771,003	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$169,980	40%	$162,249	41%	$334,821	40%	$322,085	42%
Fixed price	185,823	44%	160,288	41%	369,962	44%	307,757	40%
Cost-based	67,307	16%	69,988	18%	131,795	16%	141,161	18%
Total	$423,110	100%	$392,525	100%	$836,578	100%	$771,003	100%

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed often due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing.

The following table summarizes the contract balances as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021	$ Change	% Change
Contract assets	$190,506	$137,867	$52,639	38.2%
Contract liabilities	(24,612)	(39,665)	15,053	(38.0%)
Net contract assets (liabilities)	$165,894	$98,202	$67,692	68.9%

The net contract assets (liabilities) as of June 30, 2022 increased by $67.7 million as compared to December 31, 2021. The increase in net contract assets (liabilities) is primarily due to the timing difference between the performance of services and billings to and payments from customers. There were no material changes to contract balances due to impairments or credit losses during the period. During the six months ended June 30, 2022 and 2021, the Company recognized $24.9 million and $20.1 million in revenue related to the contract liabilities balance at December 31, 2021 and 2020, respectively.

Performance Obligations:

The Company had $1.2 billion in unfulfilled performance obligations as of June 30, 2022 which primarily entail the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts, including those that are either noncancellable or have substantive termination penalties, and were generally valued using an estimated cost-plus margin approach, with variable consideration being estimated at the most likely amount.  The amounts exclude marketing offers, which are negotiated but unexercised contract options and indefinite delivery/indefinite quantity (IDIQ) and similar arrangements that provided a framework for customers to issue specific tasks, delivery, or purchase orders in the future. The Company expects to satisfy these performance obligations, on average, in one to two years.

NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate swap arrangements (the “Swaps”) to manage or hedge its interest rate risk. Notwithstanding the terms of the Swaps, the Company is ultimately obligated for all amounts due and payable under the Credit Facility. The Company does not use such instruments for speculative or trading purposes.

The Company designated the Swaps as cash flow hedges. Derivative instruments are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive income (loss) and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Management intends that the Swaps remain effective and, on a quarterly basis, evaluates them to determine their effectiveness or ineffectiveness and records the change in fair value as an adjustment to other comprehensive income or loss.

A summary of interest rate swap derivatives designated as cash flow hedges as of June 30, 2022 are as follows:

	Notional Amount	Paid Fixed Interest	Dates of Effected Cash Flows
Date of Interest Rate Swap Agreement	($million)	Rate%	Beginning	Ending
September 30, 2016 (1)	$100.0	-	January 31, 2018	January 31, 2023
August 31, 2017	$25.0	1.8475%	August 31, 2018	August 31, 2023
August 8, 2018	$50.0	2.8540%	August 31, 2018	August 31, 2023
August 8, 2018	$25.0	2.8510%	August 31, 2018	August 31, 2023
February 20, 2020	$100.0	1.2940%	February 28, 2020	February 28, 2025

(1)

On December 1, 2016, the Company sold the interest rate hedge agreement. The fair value of the interest rate hedge, as of the date of the sale, was recorded in other comprehensive income, net of tax. The gain from the sale will be recognized into earnings when earnings are impacted by the cash flows of the previously hedged variable interest rate.

NOTE 10 – INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was 28.6% and 30.7%, respectively, and 28.1% and 28.8% for the six months ended June 30, 2022 and 2021, respectively.

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

The total amount of unrecognized tax benefits as of June 30, 2022 and 2021 was $0.5 million and $0.8 million, respectively, that would impact the effective tax rate if recognized.

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company did not have any accrued penalty and interest at June 30, 2022 and 2021, respectively.

The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, the Company exercised the option to defer payment of the employer portion of the Social Security tax, with 50% to be repaid by December 31, 2021 and the remainder by December 31, 2022.  The Company deferred payment of approximately $20.9 million of employer Social Security taxes during the year ended December 31, 2020 and repaid 50% during the third quarter of 2021.  As of June 30, 2022 the remaining deferred payment is included in accrued salaries and benefits in the Company’s consolidated balance sheets.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss as of June 30, 2022 and 2021 included the following:

	Three Months Ended June 30, 2022
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at March 31, 2022	$(10,700)	$437	$1,887	$(8,376)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(6,721)	—	1,793	(4,928)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(180)	596	416
Effect of taxes (4)	859	48	(606)	301
Total current period other comprehensive (loss) income	(5,862)	(132)	1,783	(4,211)
Accumulated other comprehensive (loss) income at June 30, 2022	$(16,562)	$305	$3,670	$(12,587)

	Three Months Ended June 30, 2021
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at March 31, 2021	$(6,346)	$965	$(5,945)	$(11,326)
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	182	—	(325)	(143)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(180)	928	748
Effect of taxes (4)	(61)	48	(160)	(173)
Total current period other comprehensive income (loss)	121	(132)	443	432
Accumulated other comprehensive (loss) income at June 30, 2021	$(6,225)	$833	$(5,502)	$(10,894)

	Six Months Ended June 30, 2022
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2021	$(8,759)	$569	$(2,845)	$(11,035)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(9,025)	—	7,302	(1,723)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(360)	1,498	1,138
Effect of taxes (4)	1,222	96	(2,285)	(967)
Total current period other comprehensive (loss) income	(7,803)	(264)	6,515	(1,552)
Accumulated other comprehensive (loss) income at June 30, 2022	$(16,562)	$305	$3,670	$(12,587)

	Six Months Ended June 30, 2021
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2020	$(7,210)	$1,096	$(7,992)	$(14,106)
Current period other comprehensive income (loss):
Other comprehensive income before reclassifications	1,150	—	1,557	2,707
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(360)	1,835	1,475
Effect of taxes (4)	(165)	97	(902)	(970)
Total current period other comprehensive income (loss)	985	(263)	2,490	3,212
Accumulated other comprehensive (loss) income at June 30, 2021	$(6,225)	$833	$(5,502)	$(10,894)

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

(3)

The Company expects to reclassify $0.4 million of net gains related to the Gain on Sale of Interest Rate Hedge Agreement and $2.2 million of net gains related to the Change in Fair Value of Interest Rate Hedge Agreement from accumulated other comprehensive loss into earnings during the next 12 months.

(4)	The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was 28.6% and 30.7%, respectively, and 28.1% and 28.8% for the six months ended June 30, 2022 and 2021, respectively.

NOTE 12 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three and six months ended June 30, 2022 and 2021 are as follows:

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at March 31, 2022	18,793	$23	$388,639	$664,532	4,886	$(241,516)	$(8,376)	$803,302
Net income	—	—	—	18,397	—	—	—	18,397
Other comprehensive loss	—	—	—	—	—	—	(4,211)	(4,211)
Equity compensation	—	—	2,944	—	—	—	—	2,944
Exercise of stock options	4	—	102	—	—	—	—	102
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	22	—	1,539	—	—	—	—	1,539
Payments for stock buybacks	(1)	—	—	—	1	(50)	—	(50)
Dividends declared	—	—	—	(2,606)	—	—	—	(2,606)
Balance at June 30, 2022	18,818	$23	$393,224	$680,323	4,887	$(241,566)	$(12,587)	$819,417

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at March 31, 2021	18,859	$23	$372,420	$604,441	4,602	$(214,325)	$(11,326)	$751,233
Net income	—	—	—	20,312	—	—	—	20,312
Other comprehensive income	—	—	—	—	—	—	432	432
Equity compensation	—	—	2,888	—	—	—	—	2,888
Exercise of stock options	3	—	71	—	—	—	—	71
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	20	—	1,243	—	—	—	—	—
Payments for stock buybacks	(22)	—	—	—	22	(2,028)	—	(785)
Dividends declared	—	—	—	(2,640)	—	—	—	(2,640)
Balance at June 30, 2021	18,860	$23	$376,622	$622,113	4,624	$(216,353)	$(10,894)	$771,511

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2021	18,876	$23	$384,984	$649,298	4,659	$(219,800)	$(11,035)	$803,470
Net income	—	—	—	36,259	—	—	—	36,259
Other comprehensive loss	—	—	—	—	—	—	(1,552)	(1,552)
Equity compensation	—	—	6,507	—	—	—	—	6,507
Exercise of stock options	8	—	194	—	—	—	—	194
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	162	—	1,539	—	—	—	—	1,539
Payments for stock buybacks	(228)	—	—	—	228	(21,766)	—	(21,766)
Dividends declared	—	—	—	(5,234)	—	—	—	(5,234)
Balance at June 30, 2022	18,818	$23	$393,224	$680,323	4,887	$(241,566)	$(12,587)	$819,417

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2020	18,910	$23	$369,058	$588,731	4,395	$(196,745)	$(14,106)	$746,961
Net income	—	—	—	38,663	—	—	—	38,663
Other comprehensive income	—	—	—	—	—	—	3,212	3,212
Equity compensation	—	—	6,163	—	—	—	—	6,163
Exercise of stock options	6	—	158	—	—	—	—	158
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	173	—	1,243	—	—	—	—	1,243
Payments for stock buybacks	(229)	—	—	—	229	(19,608)	—	(19,608)
Dividends declared	—	—	—	(5,281)	—	—	—	(5,281)
Balance at June 30, 2021	18,860	$23	$376,622	$622,113	4,624	$(216,353)	$(10,894)	$771,511

NOTE 13 – ACCOUNTING FOR STOCK-BASED COMPENSATION

On April 4, 2018, the Company’s board of directors (the “board”) approved the 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”), which was subsequently approved by the Company’s stockholders and became effective on May 31, 2018 (the “Effective Date”). The 2018 Omnibus Plan replaced the previous 2010 Omnibus Incentive Plan (the “Prior Plan”). The 2018 Omnibus Plan was amended on May 28, 2020 to increase the number of shares available for issuance.

The 2018 Omnibus Plan, as amended, allows the Company to grant 1,600,000 shares using stock options, stock appreciation rights, restricted stock, restricted stock units (“RSU”), performance units and performance share awards (“PSA”), cash-settled restricted stock units (“CSRSU”), and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 22,333 as of June 30, 2022, remain subject to its terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date. As of June 30, 2022, the Company had approximately 812,251 shares available for grant under the 2018 Omnibus Plan. CSRSUs have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share calculations.

During the six months ended June 30, 2022, the Company granted to its employees 117,196 shares in the form of RSUs with an average grant date fair value of $91.79, and the equivalent value of 62,840 shares in the form of CSRSUs with an average grant date fair value of $92.40. During the six months ended June 30, 2022, the Company also granted 35,705 shares in the form of PSAs to its employees with a grant date fair value of $93.97 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2022 have a performance period from January 1, 2022 through December 31, 2024 and performance conditions that are consistent with the PSAs granted in prior years.

The Company recognized stock-based compensation expense of $4.4 million and $4.4 million for the three months ended June 30, 2022 and 2021, respectively, and $9.0 million and $10.6 million for the six months ended June 30, 2022 and 2021, respectively. Unrecognized compensation expense of approximately $16.4 million as of June 30, 2022 related to unsettled RSUs is expected to be recognized over a weighted-average period of 2.0 years. The unrecognized compensation expense related to CSRSUs totaled approximately $8.4 million at June 30, 2022 and is expected to be recognized over a weighted-average period of 1.8 years. Unrecognized compensation expense related to PSAs of approximately $5.2 million as of June 30, 2022 is expected to be recognized over a weighted-average period of 1.4 years.

NOTE 14 – BUSINESS COMBINATION

On December 31, 2021, the Company acquired Creative Systems and Consulting, a premier provider of IT modernization and digital transformation solutions to federal agencies, for a cash purchase price of approximately $159.5 million, subject to working capital adjustments. The Company initially recorded working capital of $4.5 million and recognized fair value of the assets acquired and liabilities assumed and allocated $126.1 million to goodwill and $28.9 million to intangible assets. Intangible assets consist of $24.5 million in customer relationships, $3.7 million related to developed technology, $0.6 million related to trade names and trademarks, and $0.1 million related to non-compete agreements. The allocation of the total purchase price to the tangible and intangible assets and liabilities of Creative Systems and Consulting was based on management’s preliminary estimate of fair value, based on the best available information as of December 31, 2021 when the purchase price allocation was determined. During the three months ended June 30, 2022, the Company recorded $2.0 million to goodwill as part of the measurement period adjustments (see Note 4—Goodwill). The Company expects to complete the purchase accounting during the 2022 fiscal year as it finalizes the determination of both working capital, as well as its estimates of future cash flows underlying the valuation of customer-related intangible assets. The pro-forma impact of the acquisition was not material to the Company’s results of operations.

A prior acquisition’s purchase agreement included additional consideration in the form of warranty and indemnity hold back payments. As of June 30, 2022, one payment remains outstanding for approximately $1.1 million, which is scheduled to be released in the fourth quarter of 2022 and is included in accrued expenses and other current liabilities (see Note 6—Accrued Expenses and Other Current Liabilities). The warranty and indemnity liability was recorded at its fair value at the date of the acquisition discounting the liability at 3.25%.

NOTE 15 – EARNINGS PER SHARE

The Company’s earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents of stock options, RSUs, and PSAs were exercised or converted into stock. PSAs are included in the computation of diluted shares only to the extent that the underlying performance conditions: (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method.

As of June 30, 2022, the PSAs granted during the year ended December 31, 2020 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2021 and during the six months ended June 30, 2022 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS. For the three months ended June 30, 2022 and 2021, there were no weighted-average shares excluded from the calculation of EPS because they were anti-dilutive. For the six months ended June 30, 2022 and 2021, there were 18 and 258 shares that were excluded because they were anti-dilutive. The anti-dilutive shares in both years were associated with RSUs.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net Income	$18,397	$20,312	$36,259	$38,663

Weighted-average number of basic shares outstanding during the period	18,796	18,843	18,795	18,864
Dilutive effect of stock options, RSUs, and performance shares	158	179	196	214
Weighted-average number of diluted shares outstanding during the period	18,954	19,022	18,991	19,078

Basic earnings per share	$0.98	$1.08	$1.93	$2.05
Diluted earnings per share	$0.97	$1.07	$1.91	$2.03

NOTE 16 – SHARE REPURCHASE PROGRAM

In September 2017, the board approved a share repurchase program that allows for share repurchases in the aggregate up to $100.0 million under approved share repurchase plans pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934.  In November 2021, the board amended and increased the limit under the previous authorization of $100.0 million to $200.0 million. The Restated Credit Agreement permits share repurchases provided the Company’s Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.0 million. Additionally, the Company can make share repurchases up to $25.0 million per calendar year subject to no default.

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

For the six months ended June 30, 2022 and 2021, the Company used $17.0 million to repurchase 176,375 shares and $14.7 million to repurchase 173,000 shares, respectively, under the share repurchase program. As of June 30, 2022, $111.9 million remained available for share repurchases under the repurchase program.

NOTE 17 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$2,185	$—	$2,185	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	2,701	—	2,701	Other assets
Deferred compensation investments in cash surrender life insurance	—	16,921	—	16,921	Other assets
Total	$—	$21,807	$—	$21,807

Liabilities:
Forward contract agreements	$—	$392	$—	$392	Accrued expenses and other current liabilities
Deferred compensation plan liabilities	—	17,653	—	17,653	Other long-term liabilities
Total	$—	$18,045	$—	$18,045

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$267	$—	$267	Prepaid expenses and other assets
Deferred compensation investments in cash surrender life insurance	—	20,159	—	20,159	Other assets
Total	$—	$20,426	$—	$20,426

Liabilities:
Deferred compensation plan liabilities	$—	$20,129	$—	$20,129	Other long-term liabilities
Interest rate swaps - current portion	—	3,026	—	3,026	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	888	—	888	Other long-term liabilities
Total	$—	$24,043	$—	$24,043

NOTE 18 – SUBSEQUENT EVENTS

Dividend

On August 3, 2022, the board approved a $0.14 per share cash dividend. The dividend will be paid on October 13, 2022 to shareholders of record as of the close of business on September 9, 2022.

Acquisition of SemanticBits

On July 13, 2022, the Company completed the acquisition of SemanticBits, LLC (“Semantic”), a 450-person Virginia limited liability company.  Originally founded in 2005, Semantic is a premier partner to U.S. federal health agencies for mission-critical digital modernization solutions, provides a full suite of scalable digital modernization services using open-source frameworks, including end-to-end agile scale development capabilities, cloud-native solutions, data analytics and human-centered designs. The acquisition is expected to provide synergies and scalabilities to support federal agencies with advanced IT solutions, digital modernization, and health expertise to solve complex challenges.  The purchase price was $220.0 million in cash, subject to post-closing working capital adjustments. The purchase was funded by the existing Credit Facility.  The acquisition will be accounted for as a business combination under Accounting Standards Codification (“ASC”) 805, Business Combination and the total purchase price will be allocated to the tangible and intangible assets acquired and liabilities assumed based on the fair value on the acquisition date of July 13, 2022, with the exception of contract assets and contract liabilities which will be measured in accordance with ASC 606, Revenue Recognition.  The Company expects to complete the preliminary purchase price allocation in the third quarter of the 2022 fiscal year.

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

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to the Program’s grant recipients, and separately supplemented the amount of recovery it sought in total to approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016. The State of Louisiana broadly alleges and sought recoupment for the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD. In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the previously filed judicial proceeding. The Company continues to believe that this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of June 30, 2022.

Executive Chair Retirement

On November 15, 2020, the Company’s former Executive Chair gave notice of his retirement effective December 31, 2020. In connection with his retirement, the former Executive Chair is entitled to receive compensation and benefits as provided in his employment agreement for a termination of employment on the basis of “good reason.”  As of June 30, 2022, there were PSAs totaling 17,287 shares which were originally granted during 2020 to be satisfied through the normal course of the PSA equity award plan (see Note 13—Accounting for Stock-Based Compensation) and subject to adjustment from rTSR performance.

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

•	Results of routine and non-routine government audits and investigations;
•	Dependence of commercial work on certain sectors of the global economy that are highly cyclical;
•	Failure to realize the full amount of our backlog;
•	Risks inherent in being engaged in significant and complex disaster relief efforts and grants management programs involving multiple tiers of government in very stressful environments;
•	Risks resulting from expanding service offerings and client base;
•	Difficulties in identifying attractive acquisitions available at acceptable prices;
•	Acquisitions we undertake may present integration challenges, fail to perform as expected, increase our liabilities, and/or reduce our earnings;
•	The lawsuit filed by the State of Louisiana seeking approximately $220.2 million in alleged overpayments from the Road Home contract; and
•	Additional risks as a result of having international operations.

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

We also see significant opportunity to further leverage our digital and client engagement capabilities across our commercial and government client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements that span the entire program life cycle, and to complete and successfully integrate additional strategic acquisitions. We will continue to focus on building scale in our vertical and horizontal domain expertise, developing business with both our existing government and commercial clients as well as new customers, and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities, such as our recent acquisitions of ITG in 2020, ESAC and Creative Systems and Consulting in 2021, and SemanticBits, LLC in the third quarter of 2022, that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

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

We are primarily a service business, and our staffing, and that of our subcontractors, has been maintained, substantially on a work from home basis, fortunately with little COVID-19 illness among our staff. To date, we have experienced continuity in the majority of our work for our government clients, which accounted for approximately 75% of our revenues for both our three and six months ended June 30, 2022, respectively. There have been postponements of events and challenges around project work requiring travel and personal contact to perform services under the contracts, but overall, our government clients have continued to require our services. There has also been additional demand from federal agencies such as the Center for Disease Control and Prevention, the Department of Health and Human Services, and the Federal Emergency Management Agency, as well as state and local and international government agencies.

Of the remaining 25% of our total revenue for both our three and six months ended June 30, 2022, the majority was generated from commercial energy markets and commercial marketing services. In commercial energy, where we work primarily for utility clients, we have experienced trends similar to those with our government clients, although some aspects of energy efficiency programs have been altered to reduce direct interaction with consumers. The commercial marketing services include public event management and marketing technology, which was impacted based on the deferral or cancellation of marketing events. Some of our commercial clients perform work in travel-related markets and have been severely impacted by the COVID-19 pandemic and the restriction upon travel worldwide. As a result, we continue to monitor that business area closely. These two elements of commercial marketing services combined for 7% of our total company-wide revenues during each of the three and six months periods ended June 30, 2022, respectively.

We are monitoring the evolving situation related to the COVID-19 pandemic and continue to work with our stakeholders to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. To protect employee health and safety while COVID-19 remains a threat, we continued to deliver a majority of our services to clients remotely. Additionally, in response to President Biden’s Executive Order 14042, which requires federal contractors to be vaccinated against COVID-19 by December 8, 2021 and later amended to January 4, 2022, we implemented a requirement for our U.S. employees to be fully vaccinated or receive an approved exemption/accommodation by November 30, 2021 regardless of employment type or work location—remote, hybrid, or on-site. We started our phased return to in-office work in the U.K. and China on a reduced capacity during the third quarter of 2021 and formally re-opened our offices in North America starting on April 25, 2022.

In 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed that allows for the deferral of payments of the employer portion of the Social Security tax. As permitted by the CARES Act, we deferred payment of approximately $20.9 million of employer Social Security taxes during the twelve months ended December 31, 2020, of which 50% has been repaid as of December 31, 2021 and the remaining 50% is expected to be repaid by the deadline of December 31, 2022.

As part of management actions to counter the impact of COVID-19, we have aligned our costs with anticipated revenues. In the U.S. and in our international operations, we used staff reductions, furloughs, and other temporary wage reduction programs in response to the pandemic during 2020. However, we did not have as many staff reductions, furloughs, or wage reductions as a result of COVID-19 after 2020. During 2020, we also participated in three international government subsidy programs whose objective was to encourage eligible companies to keep employees on the payroll during the COVID-19 pandemic. We minimally participated in two subsidy programs during the first quarter of 2021 but did not participate in such programs subsequently.

Employees and Offices:

We have approximately 8,000 full and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our 50 regional offices throughout the U.S. and more than 20 offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Three Months Ended June 30,				Three Months Ended
	Dollars		Percentages		June 30, 2021 and 2022
(dollars in thousands)	2022	2021	2022	2021	Dollars	Percent
Revenue	$423,110	$392,525	100.0%	100.0%	$30,585	7.8%
Direct Costs	268,905	246,646	63.6%	62.8%	22,259	9.0%
Operating Costs and Expenses:
Indirect and selling expenses	114,403	106,178	27.0%	27.0%	8,225	7.7%
Depreciation and amortization	5,063	4,728	1.2%	1.2%	335	7.1%
Amortization of intangible assets	4,963	3,019	1.2%	0.8%	1,944	64.4%
Total Operating Costs and Expenses	124,429	113,925	29.4%	29.0%	10,504	9.2%
Operating Income	29,776	31,954	7.0%	8.2%	(2,178)	(6.8%)
Interest expense	(4,103)	(2,612)	(1.0%)	(0.7%)	(1,491)	57.1%
Other income (expense)	98	(46)	—	—	144	(313.0%)
Income before Income Taxes	25,771	29,296	6.0%	7.5%	(3,525)	(12.0%)
Provision for Income Taxes	7,374	8,984	1.7%	2.3%	(1,610)	(17.9%)
Net Income	$18,397	$20,312	4.3%	5.2%	$(1,915)	(9.4%)

Revenue. Revenue for the three months ended June 30, 2022 was $423.1 million, compared to $392.5 million for the three months ended June 30, 2021, representing an increase of $30.6 million or 7.8%. The increase in revenue was due to increases of $43.0 million and $5.6 million from our U.S. federal government and our U.S. state and local government clients, respectively, offset by decreases of $10.0 million and $8.0 million from our international government and our commercial clients, respectively. The $43.0 million increase of our U.S. federal government revenue was from increases of $37.9 million, $2.9 million, and $2.2 million in our health, education, and social program, safety and security, and energy, environment, and infrastructure client markets, respectively. The increase of $5.6 million from our U.S. state and local government clients was from increases of $4.1 million and $1.5 million in our health, education, and social programs and energy, environment, and infrastructure client markets, respectively.  The decrease of $10.0 million in revenue from our international government clients was from a decrease of $11.5 million in our energy, environment, and infrastructure client market offset by increases of $0.9 million and $0.6 million from our safety and security and health, education, and social programs client markets, respectively.  The decrease of $8.0 million from our commercial clients was from decreases of $7.5 million, $2.0 million, $2.0 million, $0.2 million and $0.1 million from our U.S. consumer and financial, U.S. health, education, and social programs, international energy, environment, and infrastructure, international consumer and financial, and U.S. safety and security client markets, respectively, offset by increases of $2.9 million and $0.7 million from our U.S. energy, environment, and infrastructure and international health, education, and social programs client markets, respectively.

Direct Costs. Direct costs for the three months ended June 30, 2022 were $268.9 million compared to $246.6 million for the three months ended June 30, 2021, an increase of $22.3 million or 9.0%. The increase in direct costs was driven by increases of $16.6 million in direct labor and associated fringe benefit costs and $5.7 million in subcontractor and other direct costs. The increases were attributable to higher headcounts, primarily as a result of our recent acquisitions of ESAC and Creative Systems and Consulting in the fourth quarter of 2021, that combined with additional work performed during the three months ended June 30, 2022 compared to the same period in 2021. Direct costs as a percent of revenue were 63.6% for the three months ended June 30, 2022, compared to 62.8% for the three months ended June 30, 2021. Direct labor and associated fringe benefit costs as a percentage of revenue was 36.0% and 34.5% for the three months ended June 30, 2022 and 2021, respectively, and subcontractor and other direct costs as a percentage of revenue was 27.6% and 28.3%, for the three months ended June 30, 2022 and 2021, respectively. Direct labor and associated fringe benefit costs as a percentage of direct costs was 56.6% and 54.9% for the three months ended June 30, 2022 and 2021, respectively, and subcontractor and other direct costs as a percentage of direct costs was 43.4% and 45.1% for the three months ended June 30, 2022 and 2021, respectively.

Indirect and selling expenses. Indirect and selling expenses for the three months ended June 30, 2022 was $114.4 million compared to $106.2 million for the three months ended June 30, 2021, an increase of $8.2 million or 7.7%. The increase in indirect and selling expenses was primarily due to investments related to growth initiatives resulting in an increase in indirect labor and associated fringe benefit costs of $6.2 million and $2.0 million increase in general and administrative costs. Indirect labor and associated fringe benefit costs increased due to higher headcounts compared to the prior year.  The major drivers for the increase in administrative costs were higher contract labor and professional fees of $1.3 million each, respectively, travel expenses of $1.0 million, software licenses of $0.5 million, and insurance expense of $0.4 million, offset by a decrease in credit loss expense of $2.4 million compared to the same period in 2021.  Indirect and selling expenses as a percent of revenue were unchanged at 27.0% for the three months ended June 30, 2022 and for the three months ended June 30, 2021.

Depreciation and amortization. Depreciation and amortization was $5.1 million for the three months ended June 30, 2022 compared to $4.7 million for the three months ended June 30, 2021. The increase in depreciation and amortization is the result of an increase in amortization expense of $0.8 million offset by a decrease in depreciation expense of $0.4 million.

Amortization of intangible assets. Amortization of intangible assets for the three months ended June 30, 2022 was $5.0 million compared to $3.0 million for the three months ended June 30, 2021. The $2.0 million increase was primarily due to amortization of intangible assets acquired in our acquisitions of ESAC and Creative Systems and Consulting in the fourth quarter of 2021.

Operating Income. Operating income was $29.8 million for the three months ended June 30, 2022 compared to $32.0 million for the three months ended June 30, 2021, a decrease of $2.2 million or 6.8%. The decrease in operating income was due to an increase in direct costs of $22.3 million, indirect and selling expenses of $8.2 million, amortization of intangible assets by $2.0 million, and depreciation and amortization expense of $0.3 million, offset by an increase in revenue of $30.6 million. Operating income as a percentage of revenue was 7.0% for the three months ended June 30, 2022, compared to 8.2% for the three months ended June 30, 2021, primarily due to the increase in amortization of intangible assets.

Interest expense. Interest expense was $4.1 million and $2.6 million for the three months ended June 30, 2022 and 2021, respectively. The increase of $1.5 million in interest expense was primarily due to our average debt balance of $488.5 million during the three months ended June 30, 2022 as compared to $363.5 million during the same period in 2021. In addition, our average interest rate on borrowings was 2.46% for the three months ended June 30, 2022 compared to 1.60% for 2021.

Other income (expense). Other income was $0.1 million for the three months ended June 30, 2022 and compared to less than $0.1 million other expense for the same period in 2021. The change of $0.1 million is not considered to be material.

Provision for Income Taxes. For the three months ended June 30, 2022, provision for income taxes was $7.4 million compared to $9.0 million for the three months ended June 30, 2021, a decrease of $1.6 million or 17.9%. The effective income tax rate for the three months ended June 30, 2022 and 2021 was 28.6% and 30.7%, respectively. The decrease in the effective income tax rate was primarily due to windfall tax benefits of employee share-based compensation and foreign return-to-provision adjustments partially offset by non-deductible losses on investments and executive compensation.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

					Year-to-Year Change
	Six Months Ended June 30,				Six Months Ended
	Dollars		Percentages		June 30, 2021 and 2022
(dollars in thousands)	2022	2021	2022	2021	Dollars	Percent
Revenue	$836,578	$771,003	100.0%	100.0%	$65,575	8.5%
Direct Costs	527,063	478,728	63.0%	62.1%	48,335	10.1%
Operating Costs and Expenses:
Indirect and selling expenses	231,855	216,160	27.7%	28.0%	15,695	7.3%
Depreciation and amortization	9,901	9,998	1.2%	1.3%	(97)	(1.0%)
Amortization of intangible assets	10,280	6,034	1.2%	0.8%	4,246	70.4%
Total Operating Costs and Expenses	252,036	232,192	30.1%	30.1%	19,844	8.5%
Operating Income	57,479	60,083	6.9%	7.8%	(2,604)	(4.3%)
Interest expense	(6,800)	(5,295)	(0.8%)	(0.6%)	(1,505)	28.4%
Other expense	(271)	(463)	—	(0.1%)	192	(41.5%)
Income before Income Taxes	50,408	54,325	6.1%	7.1%	(3,917)	(7.2%)
Provision for Income Taxes	14,149	15,662	1.7%	2.0%	(1,513)	(9.7%)
Net Income	$36,259	$38,663	4.4%	5.1%	$(2,404)	(6.2%)

Revenue. Revenue for the six months ended June 30, 2022 was $836.6 million, compared to $771.0 million for the six months ended June 30, 2021, an increase of $65.6 million or 8.5%. The increase in revenue was driven by increases of $86.0 million and $14.5 million from our U.S federal government and U.S. state and local government clients, respectively, offset by decreases of $20.0 million and $14.9 million from our international government and commercial clients, respectively.  The increase of $86.0 million from our U.S. federal government clients was driven by $77.4 million, $6.9 million, and $1.7 million in revenue from our health, education, and social programs, energy, environment, and infrastructure, and safety and security client markets, respectively. The increase of $14.5 million in revenue from our U.S. state and local government clients was driven by $11.4 million and $3.1 million from our health, education, and social programs and energy, environment, and infrastructure client markets, respectively.  The decrease of $20.0 million in revenue from our international government clients was from a decrease of $22.6 million from our energy, environment, and infrastructure client market offset by increases of $2.3 million and $0.3 million from our health, education, and social programs and safety and security client markets, respectively.  Commercial clients revenue decreased by $14.9 million due to decreases of $12.1 million, $2.8 million, and $2.2 million from our U.S. consumer and financial, U.S. health, education, and social programs, and international energy, environment, and infrastructure client markets, respectively, offset by increases of $0.9 million, $0.8 million, $0.4 million, and $0.1 million from our international consumer and financial, U.S. energy, environment, and infrastructure, international health, education, and social programs, and international safety and security client markets, respectively.

Direct Costs. Direct costs for the six months ended June 30, 2022 were $527.1 million compared to $478.7 million for the six months ended June 30, 2021, an increase of $48.3 million or 10.1%. The increase in direct costs was driven by an increase of $32.7 million in direct labor and associated fringe benefit costs and $15.6 million in sub-contractor and other direct costs.  Direct labor and associated fringe benefit costs increased primarily due to higher headcounts, primarily as a result of our recent acquisitions of ESAC and Creative Systems and Consulting in the fourth quarter of 2021, that combined with additional work performed during the six months ended June 30, 2022 compared to the same period in 2021. Direct labor and fringe benefit costs for the six months ended June 30, 2022 was 57.2% of direct costs compared to 56.1% for the six months ended June 30, 2021, and 36.0% as a percentage of revenue for the six months ended June 30, 2022 compared to 34.8% for the six months ended June 30, 2021. The increase in sub-contractor and other direct costs was primarily due to additional work performed during the six months ended June 30, 2022 compared to 2021. Sub-contractor and other direct costs as a percentage of total direct costs was 42.8% for the six months ended June 30, 2022 compared to 43.9% for the same period in 2021, and 27.0% as a percentage of revenue for the six months ended June 30, 2022 compared to 27.2% for the six months ended June 30, 2021.  Direct costs as a percent of revenue increased to 63.0% for the six months ended June 30, 2022, compared to 62.1% for the six months ended June 30, 2021.

Indirect and selling expenses. Indirect and selling expenses for the six months ended June 30, 2022 were $231.9 million compared to $216.2 million for the six months ended June 30, 2021, an increase of $15.7 million or 7.3%. The increase in indirect and selling expenses was primarily due to investments related to growth initiatives resulting in increases of $15.3 million and $0.4 million in indirect labor and associated fringe benefit costs and general and administrative expenses, respectively. The main driver for the increase in indirect labor and associated fringe benefit costs was a higher headcount at June 30, 2022 compared to June 30, 2021. Our general and administrative costs saw an increase of various expenses such as contract labor of $2.8 million, travel of $1.3 million, software licenses of $1.2 million, insurance of $1.0 million, professional fees of $0.8 million, recruiting $0.4 million, and other general expenses totaling $0.9 million, offset by a decrease in credit loss expense of $8.0 million. Indirect and selling expenses as a percent of revenue decreased to 27.7% for the six months ended June 30, 2022, compared to 28.0% for the six months ended June 30, 2021.

Depreciation and amortization. Depreciation and amortization was $9.9 million for the six months ended June 30, 2022 compared to $10.0 million for the six months ended June 30, 2021.  The $0.1 million decrease is not considered to be material.

Amortization of intangible assets. Amortization of intangible assets for the six months ended June 30, 2022 was $10.3 million compared to $6.0 million for the six months ended June 30, 2021. The $4.2 million increase was primarily due to amortization of intangible assets acquired in our acquisitions of ESAC and Creative Systems and Consulting in the fourth quarter of 2021.

Operating Income. Operating income was $57.5 million for the six months ended June 30, 2022 compared to $60.1 million for the six months ended June 30, 2021, a decrease of $2.6 million or 4.3%. The change was largely due to increases in direct costs of $48.3 million, indirect and selling expenses of $15.7 million, and amortization of intangible assets of $4.2 million, offset by an increase in revenue of $65.6 million and a decrease in depreciation and amortization expense of $0.1 million. Operating income as a percentage of revenue decreased to 6.9% for the six months ended June 30, 2022, compared to 7.8% for the six months ended June 30, 2021, primarily due to the increase in amortization of intangible assets of $4.2 million.

Interest expense. For the six months ended June 30, 2022, interest expense was $6.8 million compared to $5.3 million for the six months ended June 30, 2021, an increase of $1.5 million or 28.4%. The increase in interest expense was primarily due to our average debt balance of $474.9 million during the six months ended June 30, 2022 as compared to $344.6 million during the same period in 2021. In addition, our average interest rate on borrowings was 1.93% for the six months ended June 30, 2022 compared to 1.74% for 2021.

Other expense. For the six months ended June 30, 2022 other expense was $0.3 million compared to $0.5 million for the six months ended June 30, 2021. The change of $0.2 million is not considered to be material.

Provision for Income Taxes. For the six months ended June 30, 2022, provision for income taxes was $14.1 million compared to $15.7 million for the six months ended June 30, 2021, a decrease of $1.5 million or 9.7%. The effective income tax rate for the six months ended June 30, 2022 and 2021 was 28.1% and 28.8%, respectively. The decrease in the effective income tax rate was primarily due to windfall tax benefits of employee share-based compensation and foreign return-to-provision adjustments partially offset by non-deductible losses on investments and executive compensation.

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

Service Revenue

Service revenue represents revenue less subcontractor and other direct costs (which include third-party materials and travel expenses). Service revenue is not a recognized term under U.S. GAAP and should not be considered an alternative to revenue as a measure of operating performance. This presentation of service revenue may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe service revenue is a useful measure to investors since, as a consulting firm, a key source of our profit is revenue obtained from the services that we provide to our clients through our employees. For the three months ended June 30, 2022, service revenue was $306.3 million compared to $281.4 million for the three months ended June 30, 2021, an increase of $24.9 million or 8.9%. Service revenue was 72.4% and 71.7% of total revenue for the three months ended June 30, 2022 and 2021.

The table below presents a reconciliation of revenue to service revenue for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Revenue	$423,110	$392,525	$836,578	$771,003
Subcontractor and other direct costs	(116,791)	(111,140)	(225,689)	(210,051)
Service revenue	$306,319	$281,385	$610,889	$560,952

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

The following table presents a reconciliation of net income to EBITDA and adjusted EBITDA for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2022	2021	2022	2021
Net income	$18,397	$20,312	$36,259	$38,663
Other (income) expense	(98)	46	271	463
Interest expense	4,103	2,612	6,800	5,295
Provision for income taxes	7,374	8,984	14,149	15,662
Depreciation and amortization	10,026	7,747	20,181	16,032
EBITDA	39,802	39,701	77,660	76,115
Adjustment related to impairment of long-lived assets (1)	—	—	—	303
Special charges related to acquisitions (2)	2,262	54	3,581	149
Special charges related to severance for staff realignment (3)	185	318	1,411	809
Special charges related to facilities consolidations and office closures (4)	—	(61)	—	139
Special charges related to the transfer to our new corporate headquarters (5)	1,882	—	3,764	—
Special charges related to retirement of the Executive Chair (6)	—	—	—	224
Total special charges and adjustments	4,329	311	8,756	1,624
Adjusted EBITDA	$44,131	$40,012	$86,416	$77,739

(1)	Adjustment related to impairment of long-lived assets: We recognized impairment expense of $0.3 million in the first quarter of 2021 related to impairment of a right-of-use lease asset.
(2)

Special charges related to acquisitions: These costs consist primarily of consultants and other outside third-party costs and integration costs associated with our acquisitions and/or potential acquisitions.

(3)

Special charges related to severance for staff realignment: These costs are mainly due to involuntary employee termination benefits for our officers, and/or groups of employees who have been notified that they will be terminated as part of a consolidation or reorganization.

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

Non-GAAP Diluted Earnings per Share

Non-GAAP diluted earnings per share (“EPS”) represents diluted EPS excluding the impact of certain items such as impairment of long-lived assets, acquisition expenses, severance for staff realignment, facility consolidations and office closures, the change of our corporate headquarters, and an adjustment related to the retirement of the former Executive Chair (which are also excluded from adjusted EBITDA, as described further above), as well as the impact of amortization of intangible assets related to our acquisitions and income tax effects. While these adjustments may be recurring and not infrequent or unusual, we do not consider these adjustments to be indicative of the performance of our ongoing operations. Non-GAAP diluted EPS is not a recognized term under U.S. GAAP and is not an alternative to basic or diluted EPS as a measure of performance. This presentation of non-GAAP diluted EPS may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe that the supplemental adjustments applied in calculating non-GAAP diluted EPS are reasonable and appropriate to provide additional information to investors.

The following table presents a reconciliation of diluted EPS to non-GAAP diluted EPS for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Diluted EPS	$0.97	$1.07	$1.91	$2.03
Adjustment related to impairment of long-lived assets	—	—	—	0.02
Special charges related to acquisitions	0.12	—	0.19	0.01
Special charges related to severance for staff realignment	0.01	0.02	0.07	0.04
Special charges related to facilities consolidations and office closures	—	—	—	0.01
Special charges related to the transfer to our new corporate headquarters	0.10	—	0.20	—
Special charges related to retirement of Executive Chair	—	—	—	0.01
Amortization of intangibles	0.26	0.16	0.54	0.32
Income tax effects on amortization, special charges, and adjustments (1)	(0.13)	(0.06)	(0.28)	(0.12)
Non-GAAP EPS	$1.33	$1.19	$2.63	$2.32

(1)

Income tax effects were calculated using an effective U.S. GAAP tax rate of 28.6% and 30.7% for the three months ended June 30, 2022 and 2021, respectively, and 28.1% and 28.8% for the six months ended June 30, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, debt service, dividends and share repurchases. We expect to meet these requirements through a combination of cash flow from operations and borrowings. Our primary source of borrowings is from our Credit Facility, as described in “Note 7—Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. As of June 30, 2022, we had $438.1 million, or $410.9 million after taking into account the financial and performance-based limitations, available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program. Should the need arise, we intend to further increase our borrowing capacity in the future to provide us with adequate working capital to continue our ongoing operations.

In March 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. Although we continue to face risks and uncertainties related to COVID-19 and its variants, to date we have not experienced any significant impacts on our liquidity and capital resources which remain available to us.

In addition to the continued COVID-19 pandemic, there are other conditions, such as the ongoing war in Ukraine and the recent increase in inflation, both in the U.S. and globally, that create uncertainty in the global economy, which in turn may impact, among other things, our ability to generate positive cash flows from operations and our ability to successfully execute and fund key initiatives in the near future. However, our current belief is that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund on-going operations, customary capital expenditures and acquisitions, quarterly cash dividends, share repurchases and organic growth. Additionally, we continuously analyze our capital structure to ensure we have capital to fund future strategic acquisitions. We monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources from both debt and equity sources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if, in the future, we need additional borrowings or capital.

Financial Condition. There were several changes in our consolidated balance sheet as of June 30, 2022 compared to the consolidated balance sheet as of December 31, 2021. The more significant changes are discussed below.

Cash and cash equivalents decreased to $6.1 million as of June 30, 2022, from $8.3 million on December 31, 2021 and restricted cash decreased to $2.4 million as of June 30, 2022 from $12.2 million on December 31, 2021. These balances and the changes to the balances of cash and cash equivalents and restricted cash are further discussed in “Cash Flow” below and in “Note 2—Restricted Cash” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

Contract receivables, net of allowance for expected credit losses, as of June 30, 2022, decreased to $218.8 million from $237.7 million on December 31, 2021, primarily due to the timing of our billings and collection of clients’ invoices. Contract receivables are a significant component of our working capital and may be favorably or unfavorably impacted by our collection efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients.

Contract assets and contract liabilities represent revenue in excess of billings and billings in excess of revenue, respectively, both of which generally arise from revenue recognition timing and contractually stipulated billing schedules or billing complexity. At June 30, 2022, contract assets and contract liabilities were $190.5 million and $24.6 million, respectively, compared to $137.9 million and $39.7 million, respectively, at December 31, 2021.

Prepaid expenses and other assets decreased from $42.4 million at December 31, 2021 to $23.2 million at June 30, 2022, primarily from application of lease incentives allowances toward tenant improvements for our Reston office.

We evaluate our collections efforts using the days-sales-outstanding ratio (“DSO”), which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities), by revenue per day for the trailing 90-day period. DSO was 82 days for the quarter ended June 30, 2022, same as the 82 days for the quarter ended June 30, 2021. The DSO, excluding the Puerto Rico disaster relief and rebuild efforts due to complex reporting and billing requirements and therefore slow to pay our invoices, was 77 days for the quarter ended June 30, 2022 compared to 74 days for the quarter ended June 30, 2021.

Goodwill, as discussed in “Note 4—Goodwill” in the “Notes to Consolidated Financial Statements” in this Quarterly Report, decreased from $1,046.8 million at December 31, 2021 to $1,043.9 million at June 30, 2022 mainly due to a decrease of $5.0 million due to the impact of foreign currency translation offset by increases of $2.0 million and $0.1 million resulting from measurement period adjustments from our Creative Systems and Consulting and ESAC acquisitions. Other intangible assets decreased to $69.2 million at June 30, 2022 from $79.6 million on December 31, 2021 due to amortization of intangible assets related to prior acquisitions that we had made.

The decrease in our operating lease right-of-use assets from $177.4 million at December 31, 2021 to $164.6 million at June 30, 2022 was due to the amortization of right-of-use assets, and the decreases in our current and non-current operating lease liabilities from $34.9 million and $191.8 million at December 31, 2021, respectively, to $26.3 million at $186.0 million at June 30, 2022, respectively, due to rent payments.

Accounts payable decreased to $99.4 at June 30, 2022 from $105.7 million at December 31, 2021, and our accrued expenses totaled $176.6 million at June 30, 2022 as compared to $186.4 million at December 31, 2021. The changes in our accounts payable and accrued expenses are primarily due to the timing of invoices from our vendors and subcontractors for services rendered and subsequent payments of those invoices.

Long-term debt (exclusive of unamortized debt issuance costs) increased to $454.8 million on June 30, 2022 from $423.6 million on December 31, 2021, primarily due to the net advance on our Credit Facility of $31.2 million. The average debt balances on the Credit Facility for the three months ended June 30, 2022 and 2021 were $488.5 million and $363.5 million, respectively, and $474.9 and $344.6 million, respectively for the six months ended June 30, 2022 and 2021. The average interest rate on the Credit Facility, excluding any fees and unamortized debt issuance costs, for the three months ended June 30, 2022 and 2021 was 2.46% and 1.60%, respectively, and 1.93% and 1.74%, respectively. We generally utilize cash flow from operations as our primary source of funding and turn to our Credit Facility to fund any temporary fluctuations, such as increases in contract receivables, reductions in accounts payable and accrued expenses, purchase of treasury stock, payment of declared dividends, additional capital expenditures, and to meet funding requirements for new acquisitions.

The increase in accumulated other comprehensive loss of $1.6 million, net of taxes, was driven by a $9.0 million change, before taxes, in the value of certain foreign currencies relative to the U.S. dollar (primarily the British Pound, Euro and Canadian dollar) and $0.3 million in gains from the previous sale of an interest rate hedge reclassified to income, before taxes, offsets by a change in unrealized gains of $7.3 million in the fair value of the interest rate hedging instruments and $1.5 million in previously unrealized net losses reclassified to comprehensive income related to hedging instruments, before taxes. The net tax effects of the transactions totaled $1.0 million. See “Note 11—Accumulated Other Comprehensive Loss” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

We have entered into floating-to-fixed interest rate swap agreements (the “Swaps”) with expiration dates through August 2023 and February 2025 for a total notional amount of $200.0 million in order to hedge a portion of our floating rate Credit Facility. As of June 30, 2022, the fair value of the Swaps was an unrealized gain of $4.9 million included in prepaid expenses and other assets on the balance sheet. See “Note 9—Derivative Instruments and Hedging Activities” and “Note 17—Fair Value” in the “Notes to

Consolidated Financial Statements” in this Quarterly Report. On a quarterly basis, management evaluates the Swaps to determine their effectiveness and record the change in fair value of the Swaps as an adjustment to accumulated other comprehensive loss. Management intends that the Swaps remain effective.

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

Share Repurchase Program. The objective of our share repurchase program has been to offset dilution resulting from employee stock compensation. Under the program, purchases can be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The Restated Credit Agreement permits share repurchases, provided the Company’s Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.00 million. Additionally, the Company can make share repurchases up to $25 million per calendar year subject to no default.

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

During the six months ended June 30, 2022, we repurchased 176,375 shares under this program at an average price of $96.18 per share. As of June 30, 2022, $111.9 million remained available for share repurchases.

Dividends. Cash dividends declared thus far in 2022 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 23, 2022	$0.14	March 25, 2022	April 13, 2022
May 4, 2022	$0.14	June 10, 2022	July 14, 2022
August 3, 2022	$0.14	September 9, 2022	October 13, 2022

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the six months ended June 30, 2022 and 2021:

	Six Months Ended
	June 30,
(in thousands)	2022	2021
Net Cash Provided by Operating Activities	$6,409	$6,341
Net Cash Used in Investing Activities	(8,115)	(7,475)
Net Cash Used in Financing Activities	(9,074)	(45,642)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(1,189)	699
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(11,969)	$(46,077)

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered.

Operating activities provided $6.4 million in cash for the six months ended June 30, 2022 compared to $6.3 million for the six months ended June 30, 2021, a change of $0.1 million. The increase in cash flows from operations for the six months ended June 30, 2022 compared to the prior year was primarily due to lower net use of cash for our payables, expenses, and vendor payments offset by decrease in net income, inclusive of adjustments for non-cash expenses and higher contract assets and lower cash collections of our receivables.

Investing activities used cash of $8.1 million for the six months ended June 30, 2022, compared to $7.5 million for the six months ended June 30, 2021. Our cash flows used in investing activities during the six months ended June 30, 2022 were for capital expenditures for property and equipment and capitalized software offset by cash received as a result of working capital adjustment related to an acquisition we had previously made.

Our cash flows used in financing activities consisted primarily of debt and equity transactions. For the six months ended June 30, 2022, cash flows provided by financing activities was $9.1 million, consisting of net advances and payments on our Credit Facility totaling $31.3 million and proceeds from exercise of options of $0.2 million, offset by net payments for stock issuances and buybacks of $20.8 million, primarily representing shares repurchased under our share repurchase program, net receipts and payments of restricted contract funds of $9.6 million, payments of cash dividends totaling $5.3 million, payments of debt issuance costs of $4.8 million, and payments on business acquisition liabilities of $0.1 million. For the six months ended June 30, 2021, cash flows used in financing activities was $45.6 million. The cash flow was primarily from net advances and payments on our Credit Facility of $18.2 million and proceeds from exercise of options of $2.8 million, offset by net receipts and payments of restricted contract funds of $42.2 million, cash used for net payments for stock issuances and buybacks of $18.4 million, primarily representing shares repurchased under our share repurchase program, payments of cash dividends totaling $5.3 million, and payment on business acquisition liabilities of $0.7 million.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for the three months ended June 30, 2022:

Period	Total Number of Shares Purchased (1)(2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (3)
April 1 - April 30	—	$—	—	$111,869,762
May 1 - May 31	502	$98.02	—	$111,869,762
June 1 - June 30	—	$—	—	$111,869,762
Total	502	$98.02	—

(1)

The total number of shares purchased of 502 includes shares from employees to pay required withholding taxes related to the settlement of any restricted stock units in accordance with our applicable long-term incentive plan.

(2)	During the three months ended June 30, 2022, we repurchased 502 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $98.02 per share.
(3)

The current share repurchase program authorizes share repurchases in the aggregate up to $200.0 million. The Restated Credit Agreement permits share repurchases, provided the Company’s Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.00 million. Additionally, the Company can make share repurchases up to $25 million per calendar year subject to no default. For additional information on the share repurchase program, see “Note 16 – Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 4, 2022	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

August 4, 2022	By:	/s/ Barry Broadus
Barry Broadus
Chief Financial Officer (Principal Financial Officer)