Form 10-Q
period 2022-09-30
ICF International, Inc.
filed 2022-11-04
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33045

ICF International, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	22-3661438
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1902 Reston Metro Plaza, Reston VA	20190
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (703) 934-3000

9300 Lee Highway, Fairfax, VA 22031

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

As of October 28, 2022, there were 18,843,895 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2022

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	September 30, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$8,483	$8,254
Restricted cash	1,993	12,179
Contract receivables, net	282,271	237,684
Contract assets	196,811	137,867
Prepaid expenses and other assets	30,612	42,354
Income tax receivable	11,979	10,825
Total Current Assets	532,149	449,163
Property and Equipment, net	85,295	52,053
Other Assets:
Goodwill	1,190,450	1,046,760
Other intangible assets, net	135,932	79,645
Operating lease - right-of-use assets	163,438	177,417
Other assets	50,496	44,496
Total Assets	$2,157,760	$1,849,534

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$20,500	$10,000
Accounts payable	128,528	105,652
Contract liabilities	24,599	39,665
Operating lease liabilities - current	22,959	34,901
Finance lease liabilities - current	1,779	—
Accrued salaries and benefits	74,766	85,517
Accrued subcontractors and other direct costs	46,610	39,400
Accrued expenses and other current liabilities	52,249	61,496
Total Current Liabilities	371,990	376,631
Long-term Liabilities:
Long-term debt	681,197	411,605
Operating lease liabilities - non-current	187,481	191,805
Finance lease liabilities - non-current	13,270	—
Deferred income taxes	46,449	41,913
Other long-term liabilities	19,634	24,110
Total Liabilities	1,320,021	1,046,064

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 23,723,490 and 23,535,671 shares issued at September 30, 2022 and December 31, 2021, respectively; 18,833,688 and 18,876,490 shares outstanding at September 30, 2022 and December 31, 2021, respectively	23	23
Additional paid-in capital	396,962	384,984
Retained earnings	696,792	649,298
Treasury stock, 4,889,802 and 4,659,181 shares at September 30, 2022 and December 31, 2021, respectively	(241,896)	(219,800)
Accumulated other comprehensive loss	(14,142)	(11,035)
Total Stockholders’ Equity	837,739	803,470
Total Liabilities and Stockholders’ Equity	$2,157,760	$1,849,534

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2022	2021	2022	2021
Revenue	$467,777	$394,060	$1,304,355	$1,165,063
Direct costs	307,295	254,175	834,358	732,903
Operating costs and expenses:
Indirect and selling expenses	118,290	99,940	350,145	316,100
Depreciation and amortization	5,297	4,665	15,198	14,663
Amortization of intangible assets	8,661	3,015	18,941	9,049
Total operating costs and expenses	132,248	107,620	384,284	339,812

Operating income	28,234	32,265	85,713	92,348
Interest expense	(7,474)	(2,550)	(14,274)	(7,845)
Other income (expense)	887	81	616	(382)
Income before income taxes	21,647	29,796	72,055	84,121
Provision for income taxes	2,542	9,406	16,691	25,068
Net income	$19,105	$20,390	$55,364	$59,053

Earnings per Share:
Basic	$1.01	$1.08	$2.94	$3.13
Diluted	$1.01	$1.07	$2.91	$3.10

Weighted-average Shares:
Basic	18,826	18,865	18,806	18,864
Diluted	19,009	19,061	19,001	19,077

Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42

Other comprehensive (loss) income, net of tax	(1,555)	(1,971)	(3,107)	1,241
Comprehensive income, net of tax	$17,550	$18,419	$52,257	$60,294

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Cash Flows from Operating Activities
Net income	$55,364	$59,053
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	91	11,324
Deferred income taxes	6,023	4,062
Non-cash equity compensation	10,023	9,756
Depreciation and amortization	34,139	23,712
Facilities consolidation reserve	(236)	(225)
Amortization of debt issuance costs	940	463
Impairment of long-lived assets	—	339
Other adjustments, net	474	1,818
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(72,619)	(16,381)
Contract receivables	(31,770)	(6,688)
Prepaid expenses and other assets	(11,991)	(9,224)
Operating lease assets and liabilities, net	(1,305)	(4,743)
Accounts payable	23,394	5,653
Accrued salaries and benefits	(13,971)	10,377
Accrued subcontractors and other direct costs	9,441	(36,436)
Accrued expenses and other current liabilities	(476)	17,002
Income tax receivable and payable	(1,667)	(3,490)
Other liabilities	742	(1,609)
Net Cash Provided by Operating Activities	6,596	64,763

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(17,323)	(12,279)
Payments for business acquisitions, net of cash acquired	(238,991)	—
Proceeds from working capital adjustments related to prior business acquisition	2,911	—
Net Cash Used in Investing Activities	(253,403)	(12,279)

Cash Flows from Financing Activities
Advances from working capital facilities	1,358,335	559,830
Payments on working capital facilities	(1,074,888)	(593,775)
Receipt of restricted contract funds	13,525	194,504
Payment of restricted contract funds	(23,358)	(227,700)
Debt issue costs	(4,852)	—
Proceeds from exercise of options	412	2,773
Dividends paid	(7,912)	(7,923)
Net payments for stock issuances and buybacks	(21,105)	(18,695)
Payments on business acquisition liabilities	(1,132)	(682)
Net Cash Provided by (Used in) Financing Activities	239,025	(91,668)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(2,175)	(501)

Decrease in Cash, Cash Equivalents, and Restricted Cash	(9,957)	(39,685)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	20,433	81,987
Cash, Cash Equivalents, and Restricted Cash, End of Period	$10,476	$42,302

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$13,595	$7,882
Income taxes	$14,384	$25,062
Non-cash investing and financing transactions:
Tenant improvements funded by lessor	$20,253	$—
Acquisition of property and equipment through finance lease	$15,027	$—

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

(dollar amounts in tables in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS

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

Nature of Operations

The Company provides professional services and technology-based solutions, including management, marketing, technology, and policy consulting and implementation services, in the areas of energy, environment, and infrastructure; health, education, and social programs; safety and security; and consumer and financial. The Company offers a full range of services to clients throughout the entire life cycle of a policy, program, project, or initiative, from research and analysis, assessment and advice to design and implementation of programs and technology-based solutions, and the provision of engagement services and programs.

The Company’s major clients are U.S. federal government departments and agencies, most significantly the Department of Health and Human Services, Department of State, and Department of Defense. The Company also serves U.S. state (including territories) and local government departments and agencies, international governments, and commercial clients worldwide. Commercial clients include airlines, airports, electric and gas utilities, health care companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profit associations, manufacturing firms, retail chains, and distribution companies. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state (including territories) and local governments, unless otherwise indicated.

The Company, incorporated in Delaware, is headquartered in Reston, Virginia. The Company maintains additional offices throughout the world, including more than 50 offices in the U.S. and U.S. territories and more than 20 offices in key markets outside the U.S., including offices in the United Kingdom, Belgium, China, India, and Canada.

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

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three and nine month periods ended September 30, 2022 and 2021 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2021 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 25, 2022.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease accounting and financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The provisions of this ASU are elective and apply to all entities, subject to meeting certain criteria, that have debt or hedging contracts, among other contracts, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Entities can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. Also, entities can elect various optional expedients that would allow it to continue to apply hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. This guidance was effective beginning on March 12, 2020 and entities may elect to apply the amendments prospectively through December 31, 2022.

During the third quarter of 2022, the Company amended certain interest rate swap contracts to change the benchmark rate from LIBOR to term Secured Overnight Financing Rate (“SOFR”) based interest pricing conventions. Contemporaneously, the Company adopted ASU 2020-04 and elected to apply the optional expedient to consider the amended swap contracts as a continuation of the existing arrangements. The optional expedient did not result in a material impact on the Company’s operating results, financial position, or cash flows.

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the nine months ended September 30, 2022 and 2021:

	September 30, 2022		September 30, 2021
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$8,254	$8,483	$13,841	$7,883
Restricted cash(1)	12,179	1,993	68,146	34,419
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$20,433	$10,476	$81,987	$42,302

(1)
Under a contract with a customer that commenced in the fourth quarter of fiscal year 2020, the Company received advance payments to be used to pay providers of services to the customer, a separate third party. The advanced payments are treated as restricted cash - current as the Company is required under the contract to distribute the advanced funds to the third-party providers of services or return the advanced funds to the customer. Because the Company receives the advance payments from the customer, which must be refunded to the customer or remitted to a third party, the cash receipts are treated as liabilities rather than receipts for the provision of goods or services. Therefore, these cash receipts are presented in the consolidated statements of cash flows as financing cash inflows, “Receipt of restricted contract funds,” with the subsequent payments classified as financing cash outflows, “Payment of restricted contract funds.” See Note 6—Accrued Expenses and Other Current Liabilities for the corresponding liability.

NOTE 3 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	September 30, 2022	December 31, 2021
Billed and billable	$288,396	$245,425
Allowance for expected credit losses	(6,125)	(7,741)
Contract receivables, net	$282,271	$237,684

NOTE 4 – GOODWILL

The changes in the carrying amount of goodwill during the nine-months period ended September 30, 2022 were as follows:

Balance as of December 31, 2021	$1,046,760
Measurement period adjustments - ESAC acquisition	87
Measurement period adjustments - Creative Systems and Consulting acquisition	1,939
Goodwill resulting from business combination - SemanticBits	144,609
Goodwill resulting from business combination - Blanton & Associates acquisition	5,830
Effect of foreign currency translation	(8,775)
Balance as of September 30, 2022	$1,190,450

NOTE 5 – LEASES

The Company has operating and finance leases for facilities and equipment which have remaining terms ranging from 1 to 17 years. The leases may include options to extend the lease periods for up to 5 years at rates approximating market rates and/or options to terminate the leases within 1 year. The leases may include a residual value guarantee or a responsibility to return the property to its original state of use. A limited number of leases contain provisions that provide for rental increases based on consumer price indices. The change in rent expense resulting from changes in these indices are included within variable rent.

The Company’s lease cost is recognized on a straight-line basis over the lease term. Lease cost consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021
Operating lease cost	$9,411	$8,557	$28,349	$26,004
Finance lease cost - amortization of right-of-use assets	105	—	105	—
Finance lease cost - interest	21	—	21	—
Short-term lease cost	76	91	353	327
Variable lease cost	59	13	106	32
Sublease income	(26)	—	(64)	—
Total lease cost	$9,646	$8,661	$28,870	$26,363

Future minimum lease payments under non-cancellable operating and finance leases as of September 30, 2022 were as follows:

	Operating	Finance
September 30, 2023	$25,245	$2,221
September 30, 2024	24,416	2,423
September 30, 2025	23,673	2,423
September 30, 2026	22,399	2,423
September 30, 2027	18,151	2,423
Thereafter	145,745	5,045
Total future minimum lease payments	259,629	16,958
Less: Interest	(49,189)	(1,909)
Total lease liabilities	$210,440	$15,049

Operating lease liabilities - current	$22,959
Operating lease liabilities - non-current	187,481
Finance lease liabilities - current	1,779
Finance lease liabilities - non-current	13,270
Total lease liabilities	$225,489

Other information related to operating and finance leases is as follows:

	September 30, 2022	September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$30,038	$18,743
Right-of-use assets obtained in exchange for operating lease liabilities	$13,434	$1,002
Property and equipment obtained in exchange for finance lease liabilities	$15,027	—
Weighted-average remaining lease term
Operating leases	11.6	5.7
Finance leases	7.1	—
Weighted-average discount rate
Operating leases	3.3%	3.3%
Finance leases	3.4%	—

NOTE 6 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At September 30, 2022 and December 31, 2021, accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Deposits	$26,754	$21,088
Restricted contract funds	1,982	12,165
IT and software licensing costs	1,402	1,702
Taxes and insurance premiums	7,473	5,267
Facilities rental and lease exit costs	966	1,291
Interest	484	212
Professional services	2,842	3,068
Dividends	2,627	2,643
Contingent and contractual liabilities from acquisitions	—	1,245
Interest rate swap liability - current	—	3,026
Other accrued expenses and current liabilities	7,719	9,789
Total accrued expenses and other current liabilities	$52,249	$61,496

NOTE 7 – LONG-TERM DEBT

At September 30, 2022 and December 31, 2021, long-term debt consisted of:

	September 30, 2022		December 31, 2021
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$292,500		$182,500
Delayed-Draw Term Loan		220,000		—
Revolving Credit		194,501		241,055
Total before debt issuance costs	2.63%	707,001	1.65%	423,555
Unamortized debt issuance costs		(5,304)		(1,950)
Total		$701,697		$421,605

Current portion of long-term debt		$20,500		$10,000
Long-term debt - non-current		681,197		411,605
Total		$701,697		$421,605

On May 6, 2022, the Company entered into the Restated Credit Agreement with a group of lenders with (a) PNC Bank, National Association as the Administrative Agent and (b) PNC Capital Markets LLC, BOFA Securities, Inc., TD Securities (USA) LLC, Wells Fargo Securities, LLC and Citizens Bank, N.A., as joint lead arrangers. The various facilities under the Restated Credit Agreement are referred to as the “Credit Facility”. The Restated Credit Agreement amended and restated the Company’s prior credit agreement (the “Existing Credit Agreement”) to, among other things: (a) maintain the existing $600 million revolving credit facility (together and inclusive of a $75 million swing line sublimit and $100 million sublimit for letters of credit); (b) increase the existing term loan facility from $200 million to $300 million; (c) provide for a new delayed draw term loan facility of $400 million; (d) maintain the existing incremental credit facility to make, subject to approval of the lenders' making such loans, incremental term or revolving credit loan(s) in the aggregate principal amount of not more than $300 million; (e) increase the maximum Consolidated Leverage Ratio (as such term is defined in the Restated Credit Agreement) from 4.00 to 1.00 to 4.50 to 1.00 (with temporary increases to 5.00 to 1.00 for the three fiscal quarters following a "Material Permitted Acquisition", as such term is defined in the Restated Credit Agreement); (f) maintain the minimum Consolidated Interest Coverage Ratio (as such term is defined in the Restated Credit Agreement) of 3.00 to 1.00; (g) increase the foreign currency debt limit in Euro and Sterling Pounds from $30 million equivalent to $200 million equivalent; (h) modify LIBOR based interest pricing conventions with SOFR based interest pricing conventions; (i) extend the maturity date of the Credit Facility until May 6, 2027; (j) incorporate various provisions and conventions encouraged by the Loan Syndication and Trade Association; and (k) modify certain definitions and certain covenants.

Under the Restated Credit Agreement, the Company has the option to borrow funds under the Credit Facility at interest rates based on both term SOFR (i.e., 1, 3, or 6-month rates) and the Base Rate (as defined herein), at its discretion, plus their applicable margins. The Base Rate is a fluctuating rate of interest equal to the highest of (a) the Overnight Bank Funding Rate (as defined in the Restated Credit Agreement), plus 0.5%, (b) the Prime Rate (as defined in the Restated Credit Agreement) and (c) the Daily Simple SOFR Rate (as defined in the Restated Credit Agreement) plus 1%, all as then adjusted to include the Applicable Margin (as defined in the Restated Credit Agreement) as then in effect (and as determined pursuant to the then-current Consolidated Leverage Ratio).

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

As of September 30, 2022, the Company had $707.0 million of long-term debt outstanding from the Credit Facility, unused delayed draw term loan facility $180.0 million (available through May 6, 2023, with an additional six-month extension upon request by the Company), and unused borrowing capacity under the $600.0 million revolving line of credit of $402.3 million under the Credit Facility. The unused borrowing capacity is inclusive of eight outstanding letters of credit totaling $3.2 million. Considering the financial, performance-based limitations, available borrowing capacity was $316.7 million as of September 30, 2022.

Future scheduled repayments of debt principal are as follows:

Payments due by	Term Loan	Delayed-Draw Term Loan	Revolving Credit	Total
September 30, 2023	$15,000	$5,500	$—	$20,500
September 30, 2024	15,000	11,000	—	26,000
September 30, 2025	18,750	13,750	—	32,500
September 30, 2026	22,500	16,500	—	39,000
May 6, 2027 (Maturity)	221,250	173,250	194,501	589,001
Total	$292,500	$220,000	$194,501	$707,001

NOTE 8 – REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients, most of which is earned over time, into categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic and business factors. Those categories are client market, client type, and contract mix. Client markets provide insight into the breadth of the Company’s expertise. In classifying revenue by client market, the Company attributes revenue from a client to the market that the Company believes is the client’s primary market. The Company also classifies revenue by the type of entity for which it does business, which is an indicator of the diversity of its client base. The Company attributes revenue generated as a subcontractor to a commercial company as government revenue when the ultimate client is a government agency or department. Disaggregation by contract mix provides insight in terms of the degree of performance risk that the Company has assumed. Fixed-price contracts are considered to provide the highest amount of performance risk as the Company is required to deliver a scope of work or level of effort for a negotiated fixed price. Time-and-materials contracts require the Company to provide skilled employees on contracts for negotiated fixed hourly rates. Since the Company is not required to deliver a scope of work, but merely skilled employees, it considers these contracts to be less risky than a fixed-price agreement. Cost-based contracts are considered to provide the lowest amount of performance risk since the Company is generally reimbursed for all contract costs incurred in performance of contract deliverables with only the amount of incentive or award fees (if applicable) dependent on the achievement of negotiated performance requirements.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, and infrastructure	$166,956	36%	$156,384	40%	$483,415	37%	$486,945	42%
Health, education, and social programs	249,034	53%	182,292	46%	663,739	51%	508,161	43%
Safety and security	33,760	7%	28,311	7%	96,568	7%	89,130	8%
Consumer and financial	18,027	4%	27,073	7%	60,633	5%	80,827	7%
Total	$467,777	100%	$394,060	100%	$1,304,355	100%	$1,165,063	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$271,255	58%	$195,153	50%	$714,993	55%	$553,378	48%
U.S. state and local government	65,613	14%	58,792	15%	195,791	15%	174,446	15%
International government	23,075	5%	32,697	8%	78,978	6%	107,850	9%
Total Government	359,943	77%	286,642	73%	989,762	76%	835,674	72%
Commercial	107,834	23%	107,418	27%	314,593	24%	329,389	28%
Total	$467,777	100%	$394,060	100%	$1,304,355	100%	$1,165,063	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$188,758	40%	$157,627	40%	$523,635	40%	$479,712	41%
Fixed price	210,810	45%	166,053	42%	580,738	45%	473,810	41%
Cost-based	68,209	15%	70,380	18%	199,982	15%	211,541	18%
Total	$467,777	100%	$394,060	100%	$1,304,355	100%	$1,165,063	100%

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed often due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing.

The following table summarizes the contract balances as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021	$ Change	% Change
Contract assets	$196,811	$137,867	$58,944	42.8%
Contract liabilities	(24,599)	(39,665)	15,066	(38.0%)
Net contract assets (liabilities)	$172,212	$98,202	$74,010	75.4%

The net contract assets (liabilities) as of September 30, 2022 increased by $74.0 million as compared to December 31, 2021. The increase in net contract assets (liabilities) is primarily due to the timing difference between the performance of services and billings to and payments from customers. The increase of $58.9 million in contract assets includes $9.9 million at September 30, 2022 from SemanticBits which was acquired during 2022. There were no material changes to contract balances due to impairments or credit losses during the period. During the nine months ended September 30, 2022 and 2021, the Company recognized $27.1 million and $21.7 million in revenue related to the contract liabilities balance at December 31, 2021 and 2020, respectively.

Performance Obligations:

The Company had $1.4 billion in unfulfilled performance obligations as of September 30, 2022 which primarily reflect the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts, including those that are either non-cancellable or have substantive termination penalties, and were generally valued using an estimated cost-plus margin approach, with variable consideration being estimated at the most likely amount. The amounts exclude marketing offers, which are negotiated but unexercised contract options and indefinite delivery/indefinite quantity (IDIQ) and similar arrangements that provided a framework for customers to issue specific tasks, delivery, or purchase orders in the future. The Company expects to satisfy these performance obligations in approximately two years.
NOTE 9 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate swap arrangements (the “Swaps”) to manage or hedge its interest rate risk under the Credit Facility. Notwithstanding the terms of the Swaps, the Company is ultimately obligated for all amounts due and payable under the Credit Facility. The Company does not use such instruments for speculative or trading purposes.

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

A summary of interest rate swap derivatives designated as cash flow hedges as of September 30, 2022 are as follows:

	Notional Amount	Paid Fixed Interest	Dates of Effected Cash Flows
Date of Interest Rate Swap Agreement	($million)	Rate%	Beginning	Ending
September 30, 2016 (1)	$100.0	-	January 31, 2018	January 31, 2023
August 31, 2017 (2)	$25.0	1.795%	August 31, 2018	August 31, 2023
August 8, 2018 (3)	$50.0	2.736%	August 31, 2018	August 31, 2023
August 8, 2018	$25.0	2.851%	August 31, 2018	August 31, 2023
February 20, 2020 (4)	$100.0	1.191%	February 28, 2020	February 28, 2025

(1)
On December 1, 2016, the Company sold the interest rate hedge agreement. The fair value of the interest rate hedge, as of the date of the sale, was recorded in other comprehensive income, net of tax. The gain from the sale will be recognized into earnings when earnings are impacted by the cash flows of the previously hedged variable interest rate.
(2)
On September 15, 2022, the Company amended the interest rate hedge agreement to change the benchmark from LIBOR with a fixed interest rate of 1.8475% to term SOFR fixed interest rate of 1.795%.
(3)
On August 25, 2022, the Company amended the interest rate hedge agreement to change the benchmark from LIBOR with a fixed interest rate of 2.854% to term SOFR fixed interest rate of 2.736%.
(4)
On August 25, 2022, the Company amended the interest rate hedge agreement to change the benchmark from LIBOR with a fixed interest rate of 1.294% to term SOFR fixed interest rate of 1.191%.

NOTE 10 – INCOME TAXES

The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 11.7% and 31.6%, respectively, and 23.2% and 29.8% for the nine months ended September 30, 2022 and 2021, respectively.

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

The total amount of unrecognized tax benefits that would impact the effective tax rate if recognized was $0.5 million and $0.9 million as of September 30, 2022 and 2021, respectively.

The Company’s policy is not to recognize accrued interest and penalties related to unrecognized tax benefits as a component of tax expense. The Company did not have any accrued penalty and interest as of September 30, 2022 and 2021, respectively.

The Company has made no provision for deferred U.S. income taxes or additional foreign taxes on future unremitted earnings of its controlled foreign subsidiaries because the Company considers these earnings to be permanently invested.

Pursuant to the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, the Company exercised the option to defer payment of the employer portion of the Social Security tax, with 50% to be repaid by December 31, 2021 and the remainder by December 31, 2022. The Company deferred payment of approximately $20.9 million of employer Social Security taxes during the year ended December 31, 2020, repaid 50% during the third quarter of 2021 and the remaining 50% during the third quarter of 2022.

NOTE 11 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss as of September 30, 2022 and 2021 included the following:

	Three Months Ended September 30, 2022
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at June 30, 2022	$(16,562)	$305	$3,670	$(12,587)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(7,074)	—	3,128	(3,946)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(180)	142	(38)
Effect of taxes (4)	3,309	48	(928)	2,429
Total current period other comprehensive (loss) income	(3,765)	(132)	2,342	(1,555)
Accumulated other comprehensive (loss) income at September 30, 2022	$(20,327)	$173	$6,012	$(14,142)

	Three Months Ended September 30, 2021
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at June 30, 2021	$(6,225)	$833	$(5,502)	$(10,894)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(2,872)	—	(27)	(2,899)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(180)	943	763
Effect of taxes (4)	361	48	(244)	165
Total current period other comprehensive (loss) income	(2,511)	(132)	672	(1,971)
Accumulated other comprehensive (loss) income at September 30, 2021	$(8,736)	$701	$(4,830)	$(12,865)

	Nine Months Ended September 30, 2022
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2021	$(8,759)	$569	$(2,845)	$(11,035)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(16,099)	—	10,430	(5,669)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(540)	1,640	1,100
Effect of taxes (4)	4,531	144	(3,213)	1,462
Total current period other comprehensive (loss) income	(11,568)	(396)	8,857	(3,107)
Accumulated other comprehensive (loss) income at September 30, 2022	$(20,327)	$173	$6,012	$(14,142)

	Nine Months Ended September 30, 2021
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2020	$(7,210)	$1,096	$(7,992)	$(14,106)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(1,722)	—	1,530	(192)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(540)	2,778	2,238
Effect of taxes (4)	196	145	(1,146)	(805)
Total current period other comprehensive (loss) income	(1,526)	(395)	3,162	1,241
Accumulated other comprehensive (loss) income at September 30, 2021	$(8,736)	$701	$(4,830)	$(12,865)

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
(2)
Represents the change in fair value of interest rate hedge agreements designated as cash flow hedges. The fair value of the interest rate hedge agreements was recorded in other comprehensive income, net of tax, and will be reclassified to earnings when earnings are impacted by the hedged items, as interest payments are made on the Credit Facility from August 31, 2018 to February 28, 2025 (see Note 9—Derivative Instruments and Hedging Activities).
(3)
The Company expects to reclassify $0.2 million of net gains related to the Gain on Sale of Interest Rate Hedge Agreement and $4.4 million of net gains related to the Change in Fair Value of Interest Rate Hedge Agreement from accumulated other comprehensive loss into earnings during the next 12 months.
(4)
The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 11.7% and 31.6%, respectively, and 23.2% and 29.8% for the nine months ended September 30, 2022 and 2021, respectively.

NOTE 12 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2022	18,818	$23	$393,224	$680,323	4,887	$(241,566)	$(12,587)	$819,417
Net income	—	—	—	19,105	—	—	—	19,105
Other comprehensive loss	—	—	—	—	—	—	(1,555)	(1,555)
Equity compensation	—	—	3,516	—	—	—	—	3,516
Exercise of stock options	5	—	218	—	—	—	—	218
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	14	—	4	—	—	—	—	4
Payments for stock buybacks	(3)	—	—	—	3	(330)	—	(330)
Dividends declared	—	—	—	(2,636)	—	—	—	(2,636)
Balance at September 30, 2022	18,834	$23	$396,962	$696,792	4,890	$(241,896)	$(14,142)	$837,739

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2021	18,860	$23	$376,622	$622,113	4,624	$(216,353)	$(10,894)	$771,511
Net income	—	—	—	20,390	—	—	—	20,390
Other comprehensive loss	—	—	—	—	—	—	(1,971)	(1,971)
Equity compensation	—	—	3,593	—	—	—	—	3,593
Exercise of stock options	—	—	—	—	—	—	—	—
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	13	—	—	—	—	—	—	—
Payments for stock buybacks	(3)	—	—	—	3	(330)	—	(330)
Dividends declared	—	—	—	(2,641)	—	—	—	(2,641)
Balance at September 30, 2021	18,870	$23	$380,215	$639,862	4,627	$(216,683)	$(12,865)	$790,552

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2021	18,876	$23	$384,984	$649,298	4,659	$(219,800)	$(11,035)	$803,470
Net income	—	—	—	55,364	—	—	—	55,364
Other comprehensive loss	—	—	—	—	—	—	(3,107)	(3,107)
Equity compensation	—	—	10,023	—	—	—	—	10,023
Exercise of stock options	13	—	412	—	—	—	—	412
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	176	—	1,543	—	—	—	—	1,543
Payments for stock buybacks	(231)	—	—	—	231	(22,096)	—	(22,096)
Dividends declared	—	—	—	(7,870)	—	—	—	(7,870)
Balance at September 30, 2022	18,834	$23	$396,962	$696,792	4,890	$(241,896)	$(14,142)	$837,739

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2020	18,910	$23	$369,058	$588,731	4,395	$(196,745)	$(14,106)	$746,961
Net income	—	—	—	59,053	—	—	—	59,053
Other comprehensive income	—	—	—	—	—	—	1,241	1,241
Equity compensation	—	—	9,756	—	—	—	—	9,756
Exercise of stock options	6	—	158	—	—	—	—	158
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	186	—	—	—	—	—	—	—
Payments for stock buybacks	(232)	—	1,243	—	232	(19,938)	—	(18,695)
Dividends declared	—	—	—	(7,922)	—	—	—	(7,922)
Balance at September 30, 2021	18,870	$23	$380,215	$639,862	4,627	$(216,683)	$(12,865)	$790,552

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

The 2018 Omnibus Plan, as amended, allows the Company to grant 1,600,000 shares using stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance share awards (“PSAs”), cash-settled restricted stock units (“CSRSUs”), and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 16,966 as of September 30, 2022, remain subject to its terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date. As of September 30, 2022, the Company had approximately 778,253 shares available for grant under the 2018 Omnibus Plan. CSRSUs have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share calculations.

During the nine months ended September 30, 2022, the Company granted to its employees 142,255 shares in the form of RSUs with an average grant date fair value of $93.15, and the equivalent value of 78,534 shares in the form of CSRSUs with an average grant date fair value of $93.81. During the nine months ended September 30, 2022, the Company also granted 35,705 shares in the form of PSAs to its employees with a grant date fair value of $93.97 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2022 have a performance period from January 1, 2022 through December 31, 2024 and performance conditions that are consistent with the PSAs granted in prior years.

The Company recognized stock-based compensation expense of $5.3 million and $5.2 million for the three months ended September 30, 2022 and 2021, respectively, and $14.3 million and $15.8 million for the nine months ended September 30, 2022 and 2021, respectively. Unrecognized compensation expense of approximately $16.8 million as of September 30, 2022 related to unsettled RSUs is expected to be recognized over a weighted-average period of 2.0 years. The unrecognized compensation expense related to CSRSUs totaled approximately $9.2 million at September 30, 2022 and is expected to be recognized over a weighted-average period of 1.7 years. Unrecognized compensation expense related to PSAs of approximately $4.5 million as of September 30, 2022 is expected to be recognized over a weighted-average period of 1.1 years.

NOTE 14 – BUSINESS COMBINATION

Blanton & Associates

On September 1, 2022, the Company completed the acquisition of Blanton & Associates (“Blanton”), an environmental consulting, planning, and project management firm headquartered in Austin, Texas. Blanton brings proven domain expertise in environmental regulatory compliance and permitting for the transportation, renewable energy, water, and resource management sectors and adds technically strong and specialized staff in all aspects of environmental services to the Company. The Company initially recorded net working capital of $5.0 million, property and equipment of $0.2 million at their fair value at the acquisition date except for contract assets and contract liabilities which were measured in accordance with Accounting Standards Codification (“ASC”) 606, Revenue Recognition, and also allocated $5.8 million to goodwill and $11.4 million to intangible assets. Intangible assets consist of $10.9 million related to existing customer relationships, $0.5 million related to contract backlog, and $0.1 million related to trade names and trademarks. The fair value was based on the best available information as of September 1, 2022, the date of acquisition, and any adjustments to the Company’s estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize its purchase price allocation within one year of the acquisition date. The acquisition of Blanton is not material to the Company’s results of operations.

SemanticBits, LLC

On July 13, 2022, the Company completed the acquisition of SemanticBits, LLC (“SemanticBits”), a 450-person Virginia limited liability company. SemanticBits is a premier partner to U.S. federal health agencies for mission-critical digital modernization solutions and provides a full suite of scalable digital modernization services using open-source frameworks, including end-to-end agile scale development capabilities, cloud-native solutions, data analytics and human-centered designs. The acquisition provides synergies and scalabilities to support federal agencies with advanced IT solutions, digital modernization, and health expertise to solve complex customer challenges. As a result of the acquisition, SemanticBits became a wholly-owned subsidiary of the Company.

The acquisition was accounted for as a business combination under ASC 805, Business Combination. The preliminary purchase price was $220.0 million in cash, subject to post-closing working capital adjustments of $2.3 million, and was funded by the existing Credit Facility. The purchase price was initially allocated to the tangible and intangible assets acquired and liabilities assumed based on the fair value on the acquisition date, with the exception of contract assets and contract liabilities which were measured in accordance with ASC 606, Revenue Recognition. The Company also engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and other acquired intangible assets.

The preliminary purchase price allocation is summarized as follows:

Contract receivables, net	$12,699
Contract assets	6,071
Customer-related intangibles	62,967
Trade names and trademarks	1,120
Other current and non-current assets	411
Accrued salaries and benefits	(3,998)
Accrued expenses and other liabilities	(6,169)
Net assets acquired	73,101
Goodwill	144,609
Purchase consideration	$217,710

The excess of the purchase price over the estimated fair value of the net tangible assets acquired was approximately $208.7 million, and the Company allocated $63.0 million related to existing customer relationships and $1.1 million related to trade names and trademarks intangible assets, respectively, and $144.6 million to goodwill. Goodwill is reflective of the existing workforce of SemanticBits and the expected synergies created with the Company as part of the acquisition. The amortization periods for the amount allocated to customer-related intangible asset and trade names and trademarks are 4.0 years and 0.7 years from the acquisition date, respectively. The goodwill and intangible assets are not deductible for income tax purposes.

The estimates and assumptions underlying the preliminary valuations are subject to collection of information necessary to complete the valuations within the measurement periods, which are up to one year from the respective acquisition dates. Although the Company does not currently expect material changes to the initial value of net assets acquired, the Company continues to evaluate assumptions related to the valuation of the assets acquired and liabilities assumed. Such assumptions include a final net working capital adjustment to be completed within ninety days of the purchase closing date, and tax-related adjustments for accrued payroll and vacation benefits. The adjustments to the Company’s initial estimates of purchase price allocation will be made in the periods in which the adjustments are determined, and the cumulative effect of such adjustments will be calculated as if the adjustments had been completed as of the acquisition date. The Company expects to finalize its purchase price allocation within one year of the acquisition date.

Acquisition-related costs and integration totaled $4.2 million and are included as part of indirect and selling expenses in the Company’s consolidated statements of comprehensive income.

The results of SemanticBits’ operations have been included in the Company’s consolidated financial statements from the date of its acquisition. For the three and nine months ended September 30, 2022, SemanticBits contributed revenues of $30.1 million and gross profit of $9.5 million. Computation of an earnings measure other than gross profit is impracticable due to SemanticBits’ operations and financial systems being integrated with those of the Company.

The following unaudited condensed pro forma information presents combined financial information as if the acquisition of SemanticBits had been effective at January 1, 2021, the beginning of the 2021 fiscal year. As a result, fiscal year 2022 represents the pro forma results for year two of the acquisition. The pro forma information includes alignment of SemanticBits’ revenue recognition policy, corrections of employee-related expenses, and adjustments reflecting changes in the amortization of intangibles, acquisition-related costs, interest expense, and records income tax effects as if SemanticBits had been included in the Company’s results of operations. The pro forma information is not intended to reflect the actual combined results of operations that would have occurred if the acquisition was completed on January 1, 2021, nor is it indicative of future operating results after the acquisition date of July 13, 2022.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$473,366	$423,491	$1,380,789	$1,246,447
Net income	21,445	22,972	66,744	59,464

Creative Systems and Consulting

On December 31, 2021, the Company acquired Creative Systems and Consulting (”Creative”), a premier provider of IT modernization and digital transformation solutions to federal agencies, with an initial cash purchase price of approximately $159.5 million, subject to working capital adjustments of $2.9 million, for a final purchase price of $156.6 million. The Company recognized fair value of the assets acquired and liabilities assumed and allocated $128.1 million to goodwill and $28.9 million to intangible assets. Intangible assets consist of $24.5 million in customer relationships, $3.7 million related to developed technology, $0.6 million related to trade names and trademarks, and $0.1 million related to non-compete agreements. The allocation of the total purchase price to the tangible and intangible assets and liabilities of Creative was based on management’s preliminary estimate of fair value, based on the best available information as of December 31, 2021 when the purchase price allocation was determined. During the nine months ended September 30, 2022, the Company recorded $1.9 million to goodwill as part of the measurement period adjustments (see Note 4—Goodwill). As of September 30, 2022, the Company completed the purchase price accounting for the acquisition of Creative. The pro-forma impact of the acquisition was not material to the Company’s results of operations.

Other

A prior acquisition’s purchase agreement included additional consideration in the form of warranty and indemnity hold back payments. During the third quarter ended September 30, 2022, the Company made the final remaining payment of $1.0 million.

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

As of September 30, 2022, the PSAs granted during the year ended December 31, 2020 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2021 and during the nine months ended September 30, 2022 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS. For the three months ended September 30, 2022 and 2021 and for the nine months ended September 30, 2021, there were no weighted-average shares excluded from the calculation of EPS because they were anti-dilutive. For the nine months ended September 30, 2022, there were 4,746 shares that were excluded because they were anti-dilutive. The anti-dilutive shares were associated with RSUs.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net Income	$19,105	$20,390	$55,364	$59,053

Weighted-average number of basic shares outstanding during the period	18,826	18,865	18,806	18,864
Dilutive effect of stock options, RSUs, and performance shares	183	196	195	213
Weighted-average number of diluted shares outstanding during the period	19,009	19,061	19,001	19,077

Basic earnings per share	$1.01	$1.08	$2.94	$3.13
Diluted earnings per share	$1.01	$1.07	$2.91	$3.10

NOTE 16 – SHARE REPURCHASE PROGRAM

In September 2017, the board approved a share repurchase program that allows for share repurchases in the aggregate up to $100.0 million under approved share repurchase plans pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In November 2021, the board amended and increased the limit under the previous authorization of $100.0 million to $200.0 million. The Restated Credit Agreement permits share repurchases provided the Company’s Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.0 million. Notwithstanding the formula-based limit, the Company is permitted to make share repurchases up to $25.0 million per calendar year without triggering a default.

Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rule 10b-18 under the Exchange Act and in accordance with applicable insider trading and other securities laws and regulations. The purchases are funded from existing cash balances and/or borrowings, and the repurchased shares are held in treasury and used for general corporate purposes. The timing and extent to which the Company repurchases its shares will depend on market conditions and other corporate considerations in the Company’s sole discretion.

For the nine months ended September 30, 2022 and 2021, the Company used $17.0 million to repurchase 176,375 shares and $14.7 million to repurchase 173,000 shares, respectively, under the share repurchase program. As of September 30, 2022, $111.9 million remained available for share repurchases under the repurchase program.

NOTE 17 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$4,373	$—	$4,373	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	3,783	—	3,783	Other assets
Forward contract agreements	—	5	—	5	Prepaid expenses and other assets
Deferred compensation investments in cash surrender life insurance	—	16,461	—	16,461	Other assets

Liabilities:
Deferred compensation plan liabilities	$—	$16,608	$—	$16,608	Other long-term liabilities

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$267	$—	$267	Prepaid expenses and other assets
Deferred compensation investments in cash surrender life insurance	—	20,159	—	20,159	Other assets

Liabilities:
Deferred compensation plan liabilities	$—	$20,129	$—	$20,129	Other long-term liabilities
Interest rate swaps - current portion	—	3,026	—	3,026	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	888	—	888	Other long-term liabilities

NOTE 18 – SUBSEQUENT EVENTS

Dividend

On November 3, 2022, the board approved a $0.14 per share cash dividend. The dividend will be paid on January 12, 2023 to shareholders of record as of the close of business on December 9, 2022.

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

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to the Program’s grant recipients, and separately supplemented the amount of recovery it sought in total to approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016. The State of Louisiana broadly alleges and sought recoupment for the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD. In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the previously filed judicial proceeding. The Company continues to believe that this claim has no merit, intends to vigorously defend its position, and has therefore not recorded a liability as of September 30, 2022.

Executive Chair Retirement

On November 15, 2020, the Company’s former Executive Chair gave notice of his retirement effective December 31, 2020. In connection with his retirement, the former Executive Chair is entitled to receive compensation and benefits as provided in his employment agreement for a termination of employment on the basis of “good reason.” As of September 30, 2022, there were PSAs totaling 17,287 shares which were originally granted during 2020 to be satisfied through the normal course of the PSA equity award plan (see Note 13—Accounting for Stock-Based Compensation) and subject to adjustment based on performance against a relative total shareholder return performance objective.

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

The terms “we,” “our,” “us,” and “the Company,” as used throughout this Quarterly Report, refer to ICF International, Inc. and its subsidiaries, unless otherwise indicated. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local governments and the governments of U.S. territories. The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 25, 2022 (our “Annual Report”).

OVERVIEW AND OUTLOOK

We provide professional services and technology-based solutions, including management, marketing, technology, and policy consulting and implementation services. We help our clients conceive, develop, implement, and improve solutions that address complex business, natural resource, social, technological, and public safety issues. Our services primarily support clients that operate in four key markets:

•
Energy, Environment, and Infrastructure;
•
Health, Education, and Social Programs;
•
Safety and Security; and
•
Consumer and Financial.

We provide services to our diverse client base that deliver value throughout the entire life cycle of a policy, program, project, or initiative. Our primary services include:

•
Advisory Services;
•
Program Implementation Services;
•
Analytics Services;
•
Digital Services; and
•
Engagement Services.

Our clients utilize our services because we combine diverse institutional knowledge and experience with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. We believe that our domain expertise and the program knowledge developed from our research and analytics, and assessment and advisory engagements further position us to provide a full suite of services.

We report operating results and financial data as a single segment based on the consolidated information used by our chief operating decision-maker in evaluating the financial performance of our business and allocating resources. Our single segment represents our core business: professional services to our broad array of clients. Although we describe our multiple service offerings to clients that operate in four markets to provide a better understanding of the scope and scale of our business, we do not manage our business or allocate our resources based on those service offerings or client markets. Rather, on a project-by-project basis, we assemble the best team from throughout the enterprise to deliver highly customized solutions that are tailored to meet the needs of each client.

Notwithstanding the near-term impact of COVID-19 and its variants, we believe that, in the long-term, demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about the environment and use of clean energy and energy efficiency; health promotion, treatment, and cost control; the means by which healthcare can be delivered effectively on a cross-jurisdiction basis; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Ian, Harvey, Ida, Irma, Maria, Laura, and Michael) that devastated communities in Texas, Florida, North Carolina, Louisiana, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts. We believe our prior and current experience with disaster relief and rebuild efforts, including those from Hurricanes Katrina and Rita and Superstorm Sandy, put us in a favorable position to continue to provide recovery and housing assistance, and environmental and infrastructure solutions, including disaster mitigation, on behalf of federal departments and agencies, state, territorial and local jurisdictions, and regional agencies.

We also see significant opportunity to further leverage our digital and client engagement capabilities across our client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements that span the entire program life cycle, and to complete and successfully integrate additional strategic acquisitions. We will continue to focus on building scale in our vertical and horizontal domain expertise, developing business with our existing clients as well as new customers, and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities, such as our recent acquisitions of ITG in 2020, ESAC and Creative Systems and Consulting (“Creative”) in 2021, and SemanticBits, LLC (“SemanticBits”) and Blanton & Associates (“Blanton”) in the third quarter of 2022, that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific geographies.

Although we continue to see favorable long-term market opportunities, there are certain business challenges facing all government service providers. Administrative and legislative actions by the federal government to address changing priorities or in response to the budget deficit could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. Similarly, the very nature of opportunities arising out of disaster recovery mean they can involve unusual challenges. Factors such as the overall stress on communities and people affected by disaster recovery situations, political complexities and challenges among involved government agencies, and a higher-than-normal risk of audits and investigations may result in a reduction to our revenue and profit and adversely affect cash flow. However, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the federal government, as well as to state and local and international governments and commercial clients. We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund ongoing operations, potential acquisitions, customary capital expenditures, and other working capital requirements.

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

We are primarily a service business, and our staffing, and that of our subcontractors, has been maintained, substantially on a work from home basis, fortunately with little COVID-19 illness among our staff. To date, we have experienced continuity in the majority of our work for our government clients, which accounted for approximately 77% and 76% of our revenues our three and nine months ended September 30, 2022, respectively. There have been postponements of events and challenges around project work requiring travel and personal contact to perform services under the contracts, but overall, our government clients have continued to require our services. There has also been additional demand from federal agencies such as the Center for Disease Control and Prevention, the Department of Health and Human Services, and the Federal Emergency Management Agency, as well as state and local and international government agencies.

Of the remaining 23% and 24% of our total revenue for our three and nine months ended September 30, 2022, the majority was generated from commercial energy markets and commercial marketing services. In commercial energy, where we work primarily for utility clients, we have experienced trends similar to those with our government clients, although some aspects of energy efficiency programs have been altered to reduce direct interaction with consumers. The commercial marketing services include public event management and marketing technology, which was impacted based on the deferral or cancellation of marketing events. These two elements of commercial marketing services combined for 5% and 6% of our total company-wide revenues during each of the three and nine month periods ended September 30, 2022, respectively. Some of our commercial clients perform work in travel-related markets and have been severely impacted by the COVID-19 pandemic and the restriction upon travel worldwide. As a result, we continue to monitor that business area closely.

We continued to monitor the evolving situation related to the COVID-19 pandemic and work with our stakeholders to assess further possible implications to our business and to take actions in an effort to mitigate adverse consequences. To protect employee health and safety while COVID-19 remains a threat, we continued to deliver a majority of our services to clients remotely. Additionally, in response to President Biden’s Executive Order 14042, which requires federal contractors to be vaccinated against COVID-19 by December 8, 2021 and later amended to January 4, 2022, we implemented a requirement for our U.S. employees to be fully vaccinated or receive an approved exemption/accommodation by November 30, 2021 regardless of employment type or work location—remote, hybrid, or on-site. We started our phased return to in-office work in the United Kingdom and China on a reduced capacity during the third quarter of 2021 and formally re-opened our offices in North America starting on April 25, 2022.

In 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act was passed which allows for the deferral of payments of the employer portion of the Social Security tax. As permitted by the CARES Act, we deferred payment of approximately $20.9 million of employer Social Security taxes during the twelve months ended December 31, 2020, of which 50% has been repaid as of December 31, 2021 and the remaining 50% was repaid during the third fiscal quarter of 2022.

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

Employees and Offices:

We have more than 8,000 full and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our 50 regional offices throughout the U.S. and more than 20 offices in key regions outside the U.S., including offices in the United Kingdom, Belgium, China, India and Canada.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of our financial condition and results of operations is based on our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make certain estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and our application of critical accounting policies, including revenue recognition, impairment of goodwill and other intangible assets, and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2—Summary of Significant Accounting Policies” in our Annual Report and “Note 1—Basis of Presentation and Nature of Operations” in the “Notes to Consolidated Financial Statements” in this Quarterly Report for further discussions of our significant accounting policies and estimates.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Three Months Ended September 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2022	2021	2022	2021	Dollars	Percent
Revenue	$467,777	$394,060	100.0%	100.0%	$73,717	18.7%
Direct Costs	307,295	254,175	65.7%	64.5%	53,120	20.9%
Operating Costs and Expenses:
Indirect and selling expenses	118,290	99,940	25.3%	25.4%	18,350	18.4%
Depreciation and amortization	5,297	4,665	1.1%	1.2%	632	13.5%
Amortization of intangible assets	8,661	3,015	1.9%	0.8%	5,646	187.3%
Total Operating Costs and Expenses	132,248	107,620	28.3%	27.4%	24,628	22.9%
Operating Income	28,234	32,265	6.0%	8.1%	(4,031)	(12.5%)
Interest expense	(7,474)	(2,550)	(1.6%)	(0.6%)	(4,924)	193.1%
Other income	887	81	0.2%	—	806	995.1%
Income before Income Taxes	21,647	29,796	4.6%	7.5%	(8,149)	(27.3%)
Provision for Income Taxes	2,542	9,406	0.5%	2.4%	(6,864)	(73.0%)
Net Income	$19,105	$20,390	4.1%	5.1%	$(1,285)	(6.3%)

Revenue. Revenue for the three months ended September 30, 2022 was $467.8 million, compared to $394.1 million for the three months ended September 30, 2021, representing an increase of $73.7 million or 18.7%. The increase in revenue was due to increases of $76.1 million, $6.8 million, and $0.4 million from the U.S. federal government, U.S. state and local government clients, and commercial clients, respectively. These increases were offset by a decrease of $9.6 million from our international government clients. The $76.1 million increase in our U.S. federal government revenue was driven by increases of $69.5 million, $5.2 million, and $1.4 million in our health, education, and social programs, safety and security, and energy, environment, and infrastructure markets, respectively. The increase in revenue of $6.8 million from our U.S. state and local government clients was driven by increases of $5.8 million and $1.1 million from our energy, environment, and infrastructure and our health, education, and social program client markets, respectively. These increases were offset by a decrease of $0.1 million from our safety and security client market. The increase of $0.4 million in our commercial revenue was primarily driven by increases of $9.5 million and $0.1 million from our U.S. commercial energy, environment, and infrastructure and health, education, and social programs client markets, respectively, and an increase of $0.1 million from our international commercial energy, environment, and infrastructure client market. These increases were offset by decreases of $7.1 million from our U.S. commercial consumer and financial and $1.9 million, $0.2 million, and $0.1 million from our international consumer and financial, international health, education, and social programs, and international safety and security client markets, respectively. The decrease in revenue of $9.6 million from our international government clients was led by $6.2 million and $3.8 million from our energy, environment, and infrastructure and our health, education, and social programs client markets and offset by an increase of $0.4 million from our safety and security client market.

Direct Costs. Direct costs for the three months ended September 30, 2022 were $307.3 million compared to $254.2 million for the three months ended September 30, 2021, an increase of $53.1 million or 20.9%. The increase in our direct costs was driven by increases of $39.2 million in our direct labor and associated fringe benefit costs and $13.9 million in our subcontractor and other direct costs. Our recent acquisitions contributed to the increase in the direct costs. Our direct labor and associated fringe benefit costs as a percentage of direct costs were 56.9% and 53.4% for the three months ended September 30, 2022 and 2021, respectively. Our subcontractor and other direct costs as a percentage of direct costs was 43.1% and 46.6% for the three months ended September 30, 2022 and 2021, respectively. The increase in our direct costs was also due to additional work performed during the three months ended September 30, 2022 compared to the same period in 2021. Our direct costs as a percent of revenue were 65.7% for the three months ended September 30, 2022, compared to 64.5% for the three months ended September 30, 2021. Our direct labor and associated fringe benefit costs as a percentage of revenue were 37.4% and 34.4% for the three months ended September 30, 2022 and 2021, respectively, and our subcontractor and other direct costs as a percentage of revenue were 28.3% and 30.1%, for the three months ended September 30, 2022 and 2021, respectively.

Indirect and selling expenses. Indirect and selling expenses for the three months ended September 30, 2022 were $118.3 million compared to $99.9 million for the three months ended September 30, 2021, an increase of $18.4 million or 18.4%. The increase in our indirect and selling expenses was primarily due to investments related to our growth initiatives, merger and acquisition activities, and additional rent related to our new corporate headquarters resulting in a $9.6 million increase in our general and administrative costs and $8.8 million in our indirect labor and associated fringe benefit costs. Our indirect and selling expenses as a percent of revenue decreased slightly to 25.3% for the three months ended September 30, 2022 compared to 25.4% for the three months ended September 30, 2021.

Depreciation and amortization. Depreciation and amortization was $5.3 million for the three months ended September 30, 2022 compared to $4.7 million for the three months ended September 30, 2021. The increase of $0.6 million in our depreciation and amortization reflects an amortization expense of $0.5 million and a depreciation expense of $0.1 million resulting from additional capital expenditure in the three months ended September 30, 2022 compared to 2021.

Amortization of intangible assets. Amortization of intangible assets for the three months ended September 30, 2022 was $8.7 million compared to $3.0 million for the three months ended September 30, 2021. The increase was primarily due to the amortization of intangible assets acquired in our acquisitions of SemanticBits and Blanton in the third quarter of 2022 and ESAC and Creative in the fourth quarter of 2021.

Operating Income. Operating income was $28.2 million for the three months ended September 30, 2022 compared to $32.3 million for the three months ended September 30, 2021, a decrease of $4.1 million or 12.5%. The decrease in our operating income was due to an increase in our direct costs of $53.1 million, our indirect and selling expenses of $18.4 million, our amortization of intangible assets by $5.7 million, and our depreciation and amortization expense of $0.6 million, offset by an increase in our revenue of $73.7 million. Operating income as a percentage of revenue was 6.0% for the three months ended September 30, 2022, compared to 8.1% for the three months ended September 30, 2021, primarily due to the increase in the amortization of our intangible assets from our prior acquisitions.

Interest expense. Interest expense was $7.5 million and $2.6 million for the three months ended September 30, 2022 and 2021, respectively. The increase of $4.9 million in interest expense was primarily due to our average debt balance of $675.9 million during the three months ended September 30, 2022 as compared to $341.0 million during the same period in 2021. In addition, our average interest rate on borrowings was 3.99% for the three months ended September 30, 2022 compared to 1.60% for 2021.

Other income. Other income was $0.9 million for the three months ended September 30, 2022 compared to $0.1 million for the same period in 2021. The change was primarily due to additional net gains on foreign currency and hedges for the three months ended September 30, 2022 compared to 2021.

Provision for Income Taxes. For the three months ended September 30, 2022, provision for income taxes was $2.5 million compared to $9.4 million for the three months ended September 30, 2021, a decrease of $6.9 million or 73.0%. The effective income tax rate for the three months ended September 30, 2022 and 2021 was 11.7% and 31.6%, respectively. The decrease in the effective income tax rate was primarily due to the impact of a tax-planning strategy implemented during the quarter partially offset by non-deductible executive compensation and non-deductible losses on insurance investments recognized during the quarter.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Nine Months Ended September 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2022	2021	2022	2021	Dollars	Percent
Revenue	$1,304,355	$1,165,063	100.0%	100.0%	$139,292	12.0%
Direct Costs	834,358	732,903	64.0%	62.9%	101,455	13.8%
Operating Costs and Expenses:
Indirect and selling expenses	350,145	316,100	26.8%	27.1%	34,045	10.8%
Depreciation and amortization	15,198	14,663	1.2%	1.3%	535	3.6%
Amortization of intangible assets	18,941	9,049	1.5%	0.8%	9,892	109.3%
Total Operating Costs and Expenses	384,284	339,812	29.5%	29.2%	44,472	13.1%
Operating Income	85,713	92,348	6.5%	7.9%	(6,635)	(7.2%)
Interest expense	(14,274)	(7,845)	(1.0%)	(0.6%)	(6,429)	82.0%
Other income (expense)	616	(382)	—	—	998	(261.3%)
Income before Income Taxes	72,055	84,121	5.5%	7.3%	(12,066)	(14.3%)
Provision for Income Taxes	16,691	25,068	1.3%	2.2%	(8,377)	(33.4%)
Net Income	$55,364	$59,053	4.2%	5.1%	$(3,689)	(6.2%)

Revenue. Revenue for the nine months ended September 30, 2022 was $1,304.4 million, compared to $1,165.1 million for the nine months ended September 30, 2021, an increase of $139.3 million or 12.0%. The increase in revenue was driven by our U.S. federal government and U.S. state and local government clients offset by decreases from our international government clients and our commercial clients. U.S. federal government revenue increased by $161.6 million, reflecting our health, education, and social programs client market of $147.0 million, our energy, environment, and infrastructure client market of $7.8 million, and our safety and security client market of $6.8 million. Revenue from our U.S. state and local government clients increased by $21.4 million, primarily from increases of $12.6 million and $8.9 million from our health, education, and social programs and our energy, environment, and infrastructure client markets, respectively. These increases were offset by a decrease of $0.1 million from our safety and security client market. Our revenue from international government clients decreased by $28.9 million due to decreases of $28.9 million and $0.7 million from our energy, environment, and infrastructure and our health, education, and social programs client markets, respectively, offset by an increase of $0.7 million from our safety and security client market. Commercial revenue saw a decrease of $14.8 million, primarily from decreases of $19.3 million and $2.7 million from our U.S. commercial consumer and financial and health, education, and social programs client markets, respectively, and decreases of $1.1 million, $0.9 million, and $0.5 million from our international commercial energy, environment, and infrastructure, consumer and financial, and health, education, and social programs client markets, respectively. These decreases were offset by an increase of $9.7 million from our U.S. commercial energy, environment, and infrastructure client market.

Direct Costs. Direct costs for the nine months ended September 30, 2022 were $834.4 million compared to $732.9 million for the nine months ended September 30, 2021, an increase of $101.5 million or 13.8%. The increase in our direct costs was driven by an increase of $72.0 million in our direct labor and associated fringe benefit costs and $29.5 million in our subcontractor and other direct costs, driven in part by our recent acquisitions. Our direct labor and fringe benefit costs for the nine months ended September 30, 2022 were 57.1% of direct costs compared to 55.2% for the nine months ended September 30, 2021, and 36.5% as a percentage of revenue for the nine months ended September 30, 2022 compared to 34.7% for the same period in 2021. Our subcontractor and other direct costs as a percentage of total direct costs were 42.9% for the nine months ended September 30, 2022 compared to 44.8% for the same period in 2021, and 27.4% as a percentage of revenue for the nine months ended September 30, 2022 compared to 28.2% for the nine months ended September 30, 2021. The increase in our direct costs was also due to additional work that we performed during the three months ended September 30, 2022 compared to the same period in 2021. Our direct costs as a percent of revenue increased to 64.0% for the nine months ended September 30, 2022, compared to 62.9% for the nine months ended September 30, 2021.

Indirect and selling expenses. Indirect and selling expenses for the nine months ended September 30, 2022 were $350.1 million compared to $316.1 million for the nine months ended September 30, 2021, an increase of $34.0 million or 10.8%. The increase in our indirect and selling expenses was primarily due to investments related to our growth initiatives, merger and acquisition activities, and additional rent related to our new corporate headquarters resulting in increases of $24.1 million and $9.9 million in our indirect labor and associated fringe benefit costs and our general and administrative expenses, respectively. Our indirect and selling expenses as a percent of revenue decreased to 26.8% for the nine months ended September 30, 2022 compared to 27.1% for the nine months ended September 30, 2021.

Depreciation and amortization. Depreciation and amortization was $15.2 million for the nine months ended September 30, 2022 compared to $14.7 million for the nine months ended September 30, 2021. The $0.5 million increase is not considered to be material.

Amortization of intangible assets. Amortization of intangible assets for the nine months ended September 30, 2022 was $18.9 million compared to $9.0 million for the nine months ended September 30, 2021. The $9.9 million increase was primarily due to the amortization of intangible assets acquired in our acquisitions of SemanticBits and Blanton in the third quarter of 2022 and ESAC and Creative in the fourth quarter of 2021.

Operating Income. Operating income was $85.7 million for the nine months ended September 30, 2022, compared to $92.3 million for the nine months ended September 30, 2021, a decrease of $6.6 million or 7.2%. The change was largely due to increases in our direct costs of $101.5 million, our indirect and selling expenses of $34.0 million, amortization of our intangible assets of $9.9 million, and our depreciation and amortization expense of $0.5 million, offset by an increase in our revenue of $139.3 million. Our operating income as a percentage of revenue decreased to 6.5% for the nine months ended September 30, 2022, compared to 7.9% for the nine months ended September 30, 2021, primarily due to the increase in amortization of our intangible assets from our prior acquisitions.

Interest expense. For the nine months ended September 30, 2022, interest expense was $14.3 million compared to $7.8 million for the nine months ended September 30, 2021, an increase of $6.5 million or 82.0%. The increase in our interest expense was primarily due to our average debt balance of $542.6 million during the nine months ended September 30, 2022 as compared to $343.4 million during the same period in 2021. Our average interest rate on borrowings was 2.63% for the nine months ended September 30, 2022 compared to 1.70% for the same period in 2021.

Other income (expense). For the nine months ended September 30, 2022, other income was $0.6 million compared to other expense of $0.4 million for the nine months ended September 30, 2021. The change was primarily due to net gains on foreign currency of $0.8 million offset by miscellaneous losses and expenses of $0.2 million for the nine months ended September 30, 2022, compared to net losses on foreign currency of $0.3 million and miscellaneous expenses of $0.1 million for the nine months ended September 30, 2021.

Provision for Income Taxes. For the nine months ended September 30, 2022, provision for income taxes was $16.7 million compared to $25.1 million for the nine months ended September 30, 2021, a decrease of $8.4 million or 33.4%. The effective income tax rate for the nine months ended September 30, 2022 and 2021 was 23.2% and 29.8%, respectively. The decrease in the effective income tax rate was primarily due to the impact of a tax-planning strategy implemented during the quarter partially offset by non-deductible executive compensation and non-deductible losses on insurance investments recognized during the quarter.

NON-GAAP MEASURES

The following tables provide reconciliations of financial measures that are not calculated in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) to their most comparable U.S. GAAP measures (“non-GAAP”). While we believe that these non-GAAP financial measures may be useful in evaluating our financial information, they should be considered supplemental in nature and not as a substitute for financial information prepared in accordance with U.S. GAAP. Other companies may define similarly titled non-GAAP measures differently and, accordingly, care should be exercised in understanding how we define these measures.

Service Revenue

We compute Service Revenue as U.S. GAAP revenue less subcontractor and other direct costs (which include third-party materials and travel expenses). Service Revenue is not a term defined under U.S. GAAP and should not be considered an alternative to revenue as a measure of operating performance. Our definition of Service Revenue may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe Service Revenue is a useful measure to investors as it represents services that we provide to clients through our own employees. For the three months ended September 30, 2022, Service Revenue was $335.4 million compared to $275.6 million for the three months ended September 30, 2021, an increase of $59.8 million or 21.7%. Service Revenue was 71.7% and 69.9% of total revenue for the three months ended September 30, 2022 and 2021, respectively.

The table below presents a reconciliation of U.S. GAAP revenue to Service Revenue for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Revenue	$467,777	$394,060	$1,304,355	$1,165,063
Subcontractor and other direct costs	(132,348)	(118,471)	(358,037)	(328,522)
Service Revenue	$335,429	$275,589	$946,318	$836,541

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

EBITDA and Adjusted EBITDA are not terms defined under U.S. GAAP and should not be used as alternatives to net income as a measure of operating performance. This presentation of EBITDA and adjusted EBITDA may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use as these measures do not include certain cash requirements such as interest payments, tax payments, capital expenditures and debt service.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2022	2021	2022	2021
Net income	$19,105	$20,390	$55,364	$59,053
Other (income) expense	(887)	(81)	(616)	382
Interest expense	7,474	2,550	14,274	7,845
Provision for income taxes	2,542	9,406	16,691	25,068
Depreciation and amortization	13,958	7,680	34,139	23,712
EBITDA	42,192	39,945	119,852	116,060
Adjustment related to impairment of long-lived assets (1)	—	35	—	338
Special charges related to acquisitions (2)	1,940	3,261	5,521	3,410
Special charges related to staff realignment (3)	3,757	335	5,168	1,144
Special charges related to facilities consolidations and office closures (4)	—	—	—	139
Special charges related to the transfer to our new corporate headquarters (5)	1,883	—	5,647	—
Special charges related to retirement of the Executive Chair (6)	—	254	—	478
Total special charges and adjustments	7,580	3,885	16,336	5,509
Adjusted EBITDA	$49,772	$43,830	$136,188	$121,569

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
(3)
Special charges related to staff realignment: These costs are mainly due to involuntary employee termination benefits for our officers, and/or groups of employees who have been notified that they will be terminated as part of a consolidation or reorganization.
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

Non-GAAP Diluted Earnings per Share

Non-GAAP diluted earnings per share (“Non-GAAP Diluted EPS”) represents diluted U.S. GAAP earnings per share (“U.S. GAAP Diluted EPS”) excluding the impact of certain items such as impairment of long-lived assets, acquisition expenses, staff realignment, restructuring, facility consolidations and office closures, the change of our corporate headquarters, and an adjustment related to the retirement of the former Executive Chair (which are also excluded from Adjusted EBITDA, as described further above), as well as the impact of amortization of intangible assets related to our acquisitions and income tax effects. While these adjustments may be recurring and not infrequent or unusual, we do not consider these adjustments to be indicative of the performance of our ongoing operations. Non-GAAP Diluted EPS is not a term defined under U.S. GAAP and is not an alternative to basic or U.S. GAAP Diluted EPS as a measure of performance. This presentation of Non-GAAP Diluted EPS may not be comparable to other similarly titled measures used by other companies because other companies may use different methods to prepare similarly titled measures. We believe that the supplemental adjustments applied in calculating Non-GAAP Diluted EPS are reasonable and appropriate to provide additional information to investors.

The following table presents a reconciliation of U.S. GAAP Diluted EPS to Non-GAAP Diluted EPS for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
U.S. GAAP Diluted EPS	$1.01	$1.07	$2.91	$3.10
Adjustment related to impairment of long-lived assets	—	—	—	0.02
Special charges related to acquisitions	0.10	0.17	0.29	0.18
Special charges related to staff realignment	0.20	0.02	0.27	0.06
Special charges related to facilities consolidations and office closures	—	—	—	0.01
Special charges related to the transfer to our new corporate headquarters	0.10	—	0.30	—
Special charges related to retirement of Executive Chair	—	0.01	—	0.03
Amortization of intangibles	0.46	0.16	1.00	0.47
Income tax effects on amortization, special charges, and adjustments (1)	(0.26)	(0.11)	(0.54)	(0.23)
Non-GAAP Diluted EPS	$1.61	$1.32	$4.23	$3.64

(1)
Income tax effects were calculated using the effective tax rate, adjusted for discrete items, if any, of 29.4% and 31.6% for the three months ended September 30, 2022 and 2021, respectively, and 28.5% and 29.8% for the nine months ended September 30, 2022 and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, debt service, dividends, and share repurchases. We expect to meet these requirements through a combination of our cash and cash equivalents at hand, cash flow from operations, and borrowings. Our primary source of borrowings is from our Credit Facility, as described in “Note 7—Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. As of September 30, 2022, we had $402.3 million, or $316.7 million after taking into account the financial and performance-based limitations, available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program. Should the need arise, we intend to further increase our borrowing capacity in the future to provide us with adequate working capital to continue our ongoing operations.

In March 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. Although we continue to face risks and uncertainties related to COVID-19 and its variants, to date we have not experienced any significant impacts on our liquidity and capital resources which remain available to us.

In addition to the continued COVID-19 pandemic, there are other conditions, such as the ongoing war in Ukraine and the recent increase in inflation, both in the U.S. and globally, that create uncertainty in the global economy, which in turn may impact, among other things, our ability to generate positive cash flows from operations and our ability to successfully execute and fund key initiatives in the near future. However, our current belief is that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund ongoing operations, customary capital expenditures and acquisitions, quarterly cash dividends, share repurchases and organic growth. Additionally, we continuously analyze our capital structure to ensure we have capital to fund future strategic acquisitions. We continue to monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources from both debt and equity sources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if, in the future, we need additional borrowings or capital.

Financial Condition. There were several changes in our consolidated balance sheet as of September 30, 2022 compared to the consolidated balance sheet as of December 31, 2021. Significant changes are discussed below.

Cash and cash equivalents increased to $8.5 million as of September 30, 2022, from $8.3 million on December 31, 2021 and restricted cash decreased to $2.0 million as of September 30, 2022 from $12.2 million on December 31, 2021. These balances and the changes to the balances of cash and cash equivalents and restricted cash are further discussed in “Cash Flow” below and in “Note 2—Restricted Cash” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

Contract receivables, net of allowance for expected credit losses, as of September 30, 2022, increased to $282.3 million from $237.7 million on December 31, 2021 in part, due to timing of integration activities related to our acquisitions as well as the timing of our billings and collection of clients’ invoices. Contract receivables are a significant component of our working capital and may be favorably or unfavorably impacted by our collection efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients.

Contract assets and contract liabilities represent revenue in excess of billings and billings in excess of revenue, respectively, both of which generally arise from revenue recognition timing and contractually stipulated billing schedules or billing complexity. At September 30, 2022, contract assets and contract liabilities were $196.8 million and $24.6 million, respectively, compared to $137.9 million and $39.7 million, respectively, at December 31, 2021.

We evaluate our collections efforts using the days-sales-outstanding ratio (“DSO”), which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities), by revenue per day for the trailing 90-day period. DSO was 87 days for the quarter ended September 30, 2022, compared to 76 days for the quarter ended September 30, 2021. The DSO, excluding the Puerto Rico disaster relief and rebuild efforts due to complex reporting and billing requirements and therefore slow to pay our invoices, was 82 days for the quarter ended September 30, 2022 compared to 70 days for the quarter ended September 30, 2021.

Prepaid expenses and other assets decreased from $42.4 million at December 31, 2021 to $30.6 million at September 30, 2022, primarily from application of lease incentives allowances toward tenant improvements for our Reston office.

Goodwill, as discussed in “Note 4—Goodwill” in the “Notes to Consolidated Financial Statements” in this Quarterly Report, increased from $1,046.8 million at December 31, 2021 to $1,190.5 million at September 30, 2022 mainly due to our SemanticBits and Blanton acquisitions. Other intangible assets increased to $135.9 million at September 30, 2022 from $79.6 million on December 31, 2021 due to the acquisitions of SemanticBits and Blanton, offset by amortization of intangible assets from our prior acquisitions.

The decrease in our operating lease right-of-use assets from $177.4 million at December 31, 2021 to $163.4 million at September 30, 2022 was due to the amortization of right-of-use assets, and the decreases in our current and non-current operating lease liabilities from $34.9 million and $191.8 million at December 31, 2021, respectively, to $23.0 million and $187.5 million at September 30, 2022, respectively, were due to rent payments made during the period.

Accounts payable increased to $128.5 at September 30, 2022 from $105.7 million at December 31, 2021, and our accrued expenses totaled $173.6 million at September 30, 2022 as compared to $186.4 million at December 31, 2021. The changes in our accounts payable and accrued expenses are primarily due to the timing of invoices from our vendors and subcontractors for services rendered and our subsequent payments of those invoices.

Long-term debt (exclusive of unamortized debt issuance costs) increased to $707.0 million on September 30, 2022 from $423.6 million on December 31, 2021, primarily due to the net advance on our Credit Facility of $283.4 million to fund acquisitions, and to a lesser degree, fund short-term working capital needs. The average debt balances on the Credit Facility for the three months ended September 30, 2022 and 2021 were $675.9 million and $341.0 million, respectively, and $542.6 and $343.4 million, respectively for the nine months ended September 30, 2022 and 2021. The average interest rate on the Credit Facility, excluding any fees and unamortized debt issuance costs, for the three months ended September 30, 2022 and 2021 was 3.99% and 1.60%, respectively, and

2.63% and 1.70% for the nine months ended September 30, 2022 and 2021, respectively. We generally utilize cash flow from operations as our primary source of funding and turn to our Credit Facility to fund any temporary fluctuations, such as increases in contract receivables, reductions in accounts payable and accrued expenses, purchase of treasury stock, payment of declared dividends, additional capital expenditures, and to meet funding requirements for new acquisitions.

The increase in accumulated other comprehensive loss of $3.1 million, net of taxes, was driven by a $16.1 million change, before taxes, in the value of certain foreign currencies relative to the U.S. dollar (primarily the British Pound, Euro and Canadian dollar) and the reclassification of $0.5 million in gains from the previous sale of an interest rate hedge to income, before taxes, offsets by a change in unrealized gains of $10.4 million in the fair value of the interest rate hedging instruments and $1.6 million in previously unrealized net losses reclassified to comprehensive income related to hedging instruments, before taxes. The net tax effects of the transactions totaled $1.5 million. See “Note 11—Accumulated Other Comprehensive Loss” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

We have entered into floating-to-fixed interest rate swap agreements (the “Swaps”) with expiration dates through August 2023 and February 2025 for a total notional amount of $200.0 million in order to hedge a portion of our floating rate Credit Facility. As of September 30, 2022, the fair value of the Swaps was an unrealized gain of $8.2 million included in prepaid expenses and other assets on the balance sheet. See “Note 9—Derivative Instruments and Hedging Activities” and “Note 17—Fair Value” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. On a quarterly basis, management evaluates the Swaps to determine their effectiveness and record the change in fair value of the Swaps as an adjustment to accumulated other comprehensive loss. Management intends that the Swaps remain effective.

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

Share Repurchase Program. The objective of our share repurchase program has been to offset dilution resulting from employee stock compensation. Under the program, purchases can be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. The purchases will be funded from existing cash balances and/or borrowings, and the repurchased shares will be held in treasury and used for general corporate purposes. The Restated Credit Agreement permits share repurchases, provided the Company’s Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.00 million. Notwithstanding the formula-based limit, we are permitted to make share repurchases up to $25 million per calendar year without triggering a default.

In September 2017, the Company’s board of directors (the “board”) approved a share repurchase program that authorizes share repurchases in the aggregate up to $100.0 million. In November 2021, the board approved an increase to the share repurchase program to a new limit of $200.0 million, inclusive of the prior limit. We did not make any share repurchase during the three months ended September 30, 2022. During the nine months ended September 30, 2022, we repurchased 176,375 shares under this program at an average price of $96.18 per share. As of September 30, 2022, $111.9 million remained available for share repurchases.

Dividends. Cash dividends declared thus far in 2022 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 23, 2022	$0.14	March 25, 2022	April 13, 2022
May 4, 2022	$0.14	June 10, 2022	July 14, 2022
August 3, 2022	$0.14	September 9, 2022	October 13, 2022
November 3, 2022	$0.14	December 9, 2022	January 12, 2023

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended
	September 30,
(in thousands)	2022	2021
Net Cash Provided by Operating Activities	$6,596	$64,763
Net Cash Used in Investing Activities	(253,403)	(12,279)
Net Cash Provided by (Used in) Financing Activities	239,025	(91,668)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(2,175)	(501)
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(9,957)	$(39,685)

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered.

Operating activities provided $6.6 million in cash for the nine months ended September 30, 2022 compared to $64.8 million for the nine months ended September 30, 2021, a change of $58.2 million. The decrease in cash flows from operations for the nine months ended September 30, 2022 compared to the prior year was primarily due to lower net income, inclusive of adjustments for non-cash expense, that was partially due to higher interest expense as a result of higher average debt balances and rising interest rates, timing of our accrued salaries and other expenses, higher net contract asset and liabilities and lower cash collections of our receivables offset by lower net use of cash for our payables, expenses, and vendor payments.

Investing activities used cash of $253.4 million for the nine months ended September 30, 2022, compared to $12.3 million for the nine months ended September 30, 2021. Our cash flows used in investing activities during the nine months ended September 30, 2022 were for payments for business acquisitions, net of cash acquired of $239.0 million, capital expenditures for property and equipment and capitalized software of $17.3 million offset by cash received of $2.9 million as a result of working capital adjustment related to an acquisition we had previously made. For the nine months ended September 30, 2021, we used $12.3 million for capital expenditures for property and equipment and capitalized software.

Our cash flows from financing activities consisted primarily of debt and equity transactions. For the nine months ended September 30, 2022, cash flows provided by financing activities totaled $239.0 million, consisting of net advances and payments on our Credit Facility totaling $283.4 million and proceeds from exercise of options of $0.4 million, offset by net payments for stock issuances and buybacks of $21.1 million, primarily representing shares repurchased under our share repurchase program, net receipts and payments of restricted contract funds of $9.8 million, payments of cash dividends totaling $7.9 million, payments of debt issuance costs of $4.9 million, and payments on business acquisition liabilities of $1.1 million. For the nine months ended September 30, 2021, cash flows used in financing activities were $91.7 million. The cash flow was primarily from net advances and payments on our Credit Facility of $33.9 million, net receipts and payments of restricted contract funds of $33.2 million, net payments for stock issuances and buybacks of $18.7 million, dividends paid of $7.9 million, and payments on business acquisition liabilities of $0.7 million, offset by proceeds from exercise of options of $2.8 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for the three months ended September 30, 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	—	$—	—	$111,869,762
August 1 - August 31	3,344	$98.63	—	$111,869,762
September 1 - September 30	—	$—	—	$111,869,762
Total	3,344	$98.63	—

(1)
The total number of shares purchased of 3,344 includes shares from employees to pay required withholding taxes related to the settlement of any restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended September 30, 2022, we repurchased 3,344 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $98.63 per share.
(2)
The current share repurchase program authorizes share repurchases in the aggregate up to $200.0 million. The Restated Credit Agreement permits share repurchases, provided the Company’s Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.00 million. Additionally, the Company is permitted to make share repurchases up to $25 million per calendar year without triggering a default. For additional information on the share repurchase program, see “Note 16–Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

November 4, 2022	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

November 4, 2022	By:	/s/ Barry Broadus
Barry Broadus
Chief Financial Officer (Principal Financial Officer)