Form 10-K
period 2022-12-31
ICF International, Inc.
filed 2023-03-01
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From to

Commission File Number: 001-33045

ICF INTERNATIONAL, INC.

(Exact name of Registrant as specified in its charter)

Delaware	22-3661438
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1902 Reston Metro Plaza Reston, VA	20190
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:

(703) 934-3000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	ICFI	The NASDAQ Global Select Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Ex-change Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to Section 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of the last business day of the Registrant’s most recently completed second fiscal quarter was approximately $1,741 million based upon the closing price per share of $95.00, as quoted on the NASDAQ Global Select Market on June 30, 2022. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 24, 2023, 18,732,159 shares of the Registrant’s common stock, $0.001 par value, were outstanding.

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

Part III incorporates information by reference from the Proxy Statement for the 2023 Annual Meeting of Stockholders expected to be held in June 2023.

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
•
Failure of the current presidential administration (the “Administration”) and Congress to agree on spending priorities, which may result in temporary shutdowns of non-essential federal functions, including our work to support such functions;
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
•
Difficulties in integrating our acquisitions;
•
Risks resulting from expanding our service offerings and client base;
•
Acquisitions we undertake presenting integration challenges, failing to perform as expected, increasing our liabilities, and/or reducing our earnings; and
•
Additional risks as a result of having international operations.

Our forward-looking statements are based on the beliefs and assumptions of our management and the information available to our management at the time these statements were prepared. Although we believe the expectations reflected in these statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. You should not place undue reliance on these forward-looking statements, which apply only as of the date of this Annual Report on Form 10-K. We undertake no obligation to update these forward-looking statements, even if our situation changes in the future.

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

We report operating results and financial data in one operating and reportable segment. We generated revenue of $1,780.0 million, $1,553.0 million, and $1,506.9 million during the years ended December 31, 2022, 2021, and 2020, respectively. Our total backlog was approximately $3,856.2 million, $3,198.9 million, and $2,897.6 million at December 31, 2022, 2021, and 2020, respectively.

As of December 31, 2022, we had approximately 9,000 full and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our 58 regional offices throughout the U.S., and 24 offices outside the U.S., including offices in the United Kingdom (“U.K.”), Belgium, India, China, and Canada.

OUR COMPANY INFORMATION

Our principal executive office is currently located at 1902 Reston Metro Plaza, Reston, Virginia 20190, and our telephone number is (703) 934-3000. We maintain an internet website at www.icf.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Code of Business and Ethics, and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC also maintains an internet website that contains reports, proxy, and information statements and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

MARKET OPPORTUNITY, SERVICES, AND SOLUTIONS

Complex, long-term market factors, which include geopolitical, technological, environmental and demographic trends, are changing the way people live and their priorities, and the way government and industry operate and interact. We are all affected not only by the increasing breadth and invasiveness of change, but also by its velocity. These factors have significant impacts on the markets in which our clients operate.

In addition to these market-based factors, developments across all of our markets are increasing the demand for advisory services that drive our business. These trends include increased government focus on environmental initiatives; efficiency and mission performance management; generational changes; the emphasis on transparency and accountability; and an increased demand for combining domain knowledge of client missions and programs with innovative technology-enabled solutions. We see growth opportunities for technology-based solutions involving analytics, digital services and strategic communications across all of our markets.

We believe that demand for our services will continue as government, industry, and other stakeholders seek to understand and respond to these and other factors. We expect that our government clients will continue to utilize professional services firms with relevant domain expertise to assist with designing new programs, enhancing existing ones, offering transformational solutions, and deploying innovative information and communications technology. In addition, commercial organizations affected by these programs will need to understand such changes, as well as their implications, in order for them to plan appropriately. More broadly, we believe our commercial clients will demand innovative services and solutions that can help them connect with customers and stakeholders in an increasingly connected and crowded marketplace. We also see opportunities to further leverage our digital and client engagement capabilities across our commercial and government client base. We believe that our institutional knowledge and subject matter expertise are a distinct competitive advantage in providing our clients with practical, innovative solutions, which are directly applicable to their mission or business, and deploying them quickly with the right resources. Moreover, we believe we will be able to leverage the domain expertise and program knowledge we have developed through advisory assignments and our experience with program management, technology-based solutions, and engagement projects to win larger engagements, which generally lead to increasing returns on business development investment and promote higher employee utilization. Rapid changes in technology, including the omnipresent influence of mobile, social, and cloud technologies, also demand new ways of communicating, evaluating and implementing programs, and we are focused on leveraging our expertise in technology to capitalize on those changes.

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

Although we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers. Administrative and legislative actions by governments to address changing priorities could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. Geopolitical factors could result in changing government priorities. However, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the U.S. federal government as well as to state and local and international governments and commercial clients.

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
•
Changing public policy, regulations, and incentives (including those established by the Inflation Reduction Act) surrounding the modernization of and investment in an upgraded energy infrastructure, including new business models that may accompany those changes;
•
The need to manage energy demand and increase efficient energy use in an era of environmental concerns, especially regarding carbon and other emissions; and
•
The disruption of global energy markets and supplies, involving natural gas in particular, that have emerged as a result of the invasion of Ukraine by Russia.

We assist energy enterprises worldwide in their efforts to analyze, develop, and implement strategies related to their business operations and the interrelationships of those operations with the environment and applicable government regulations. We utilize our policy expertise, deep industry knowledge, and proprietary modeling tools to advise government and commercial clients on key topics related to electric power, traditional fuels, and renewable sources of energy. Our areas of expertise include power market analysis and modeling, transmissions analysis, flexible load and distribution system management, electric system reliability standards, energy asset valuation and due diligence, regulatory and litigation support, fuels market analysis, air regulatory strategy, and renewable energy and green power project implementation.

We also assist commercial and government clients in designing, implementing, and evaluating demand side management programs, both for residential and for commercial and industrial sectors. Utility companies must balance the changing demand for energy with a price-sensitive, environmentally conscious consumer base. We help utilities meet these needs, guiding them through the entire life cycle of energy efficiency and related demand side management and electrification programs, including policy and planning, determining technical requirements, and program implementation and improvement.

Carbon emissions have been an important focus of federal government regulation, international governments, many state and local governments, and multinational corporations around the world. Reducing or offsetting greenhouse gas (“GHG”) emissions continues to be the subject of both public and private sector interest, and the regulatory landscape in this area is still evolving. The need to address carbon and other harmful emissions has significantly changed the way the world’s governments and industries interact and continues to be one of the drivers of interest in energy efficiency. Moreover, how government and business adapt to the effects of climate change continues to be of global importance. We support governments at the federal and state and local level, including providing comprehensive support to the National Science and Technology Council’s Global Change Research Program. Additionally, we support ministries and agencies of the government of the U.K. and European Commission, as well as commercial clients, on these and related issues.

We also have decades of experience in designing, evaluating, and implementing environmental policies and environmental compliance programs for energy, transportation (including aviation), and other infrastructure projects. A number of key issues are driving increased demand for the services we provide in these areas, including:

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

By leveraging our interdisciplinary skills, which range from finance and economics to earth and life sciences, information technology, and program management, we are able to provide a wide range of services that include complex environmental impact assessments, environmental management information systems, air quality assessments, program evaluation, transportation and aviation planning and operational improvement, strategic communications, and regulatory reinvention. Our acquisition of Blanton & Associates (“Blanton”) in September 2022 added to these skills and expanded our geographic reach. We help clients deal specifically with the interrelated environmental, business, and social implications of issues surrounding all transportation modes and infrastructure. From the environmental management of complex infrastructure engagements to strategic and operational concerns of airlines and airports, our solutions draw upon our expertise and institutional knowledge in transportation, urban and land use planning, industry management practices, financial analysis, environmental sciences, and economics.

Health, Education, and Social Programs

We also apply our expertise across our full suite of services in the areas of health, education, and social programs. We believe that a confluence of factors will drive an increased need for public and private focus on these areas, including, among others:

•
Weaknesses in our public health and healthcare delivery systems exposed by COVID-19;

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
•
A continued high need for social support systems, in part due to an aging population, and the interrelated nature of health, housing, transportation, employment, and other social issues;
•
The need to prepare for and recover from natural disasters such as hurricanes, wildfires, and earthquakes;
•
The perceived declining performance of the U.S. educational system compared to other countries;
•
A changing regulatory environment; and
•
Military personnel returning home from active duty with health and social service needs.

We believe we are well positioned to provide our services to help our clients develop and manage effective programs in the areas of health, education, and social programs at the international, regional, national, and local levels. Our subject matter expertise includes public health, biomedical research, healthcare quality, mental health, international health and development, health communications and associated interactive technologies, education, child and family welfare needs, housing and communities, and substance abuse. Our combination of domain knowledge and our experience in information technology-based applications provides us with strong capabilities in health and social programs informatics and analytics, which we believe will be of increasing importance as the need to manage information grows. We partner with our clients in the government and commercial sectors to increase their knowledge base, support program development, enhance program operations, evaluate program results, and improve program effectiveness.

In the area of federal health, we support many agencies and programs within the U.S. Department of Health and Human Services (“HHS”), including the National Institutes of Health (the “NIH”), the Centers for Disease Control and Prevention (the “CDC”), and the Centers for Medicare and Medicaid Services (“CMS”) by conducting primary data collection and analyses, assisting in designing, delivering and evaluating programs, managing technical assistance centers, providing instructional systems, developing information technology applications, and managing information clearinghouse operations. Our 2021 acquisition of ESAC brought a strong team with deep expertise in bioinformatics to further extend our capabilities in this arena. Our 2022 acquisition of SemanticBits, LLC (“SemanticBits”) brought substantial expertise in technology applications used in CMS to oversee healthcare quality. Increasingly, we provide multichannel communications and messaging for public health programs using capabilities similar to those used to provide marketing services to our commercial clients. We also provide training and technical assistance for early care and educational programs (such as Head Start), and health and demographic surveys in developing countries for the U.S. Department of State (the “DoS”). In the area of social programs, we provide extensive training, technical assistance, and program analysis and support services for a number of the housing and disaster recovery programs of the U.S. Department of Housing and Urban Development (“HUD”) and state, territorial, and local governments. In addition, we provide research, program design, evaluation, and training for educational initiatives at the federal and state level. We provide similar services to a variety of U.K. ministries, as well as several Directorates-General of the European Commission.

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

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to provide natural disaster relief and rebuild efforts and address ongoing homeland security threats. In the wake of the major hurricanes (Ian, Harvey, Ida, Irma, Maria, Laura and Michael) that devastated communities in Texas, Florida, North Carolina, Louisiana, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts. We believe our prior experience with disaster relief and rebuild efforts, including after Hurricanes Katrina and Rita and Superstorm Sandy, puts us in a favorable position to provide recovery and housing assistance, and environmental and infrastructure solutions, including disaster mitigation, on behalf of federal departments and agencies, state, territorial and local jurisdictions, and regional agencies.

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

At the DHS, we assist in shaping and managing critical programs to ensure the safety of communities, developing critical infrastructure protection plans and processes, establishing goals and capabilities for national preparedness at all levels of government in the U.S., and managing the national program to test radiological emergency preparedness at the state and local government levels in communities adjacent to nuclear power facilities. At the DoJ, we provide technical and communications assistance to programs that help victims of crime and at-risk youths. At the European Commission, we provide support and analytical services related to justice and home affairs issues within the European context.

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
•
The desire for greater return on marketing investments; and
•
The continued elevation of data analytics as a business management and marketing tool, as well as the concomitant growth of concerns about, and regulation of, data capture and exploitation for marketing and other private and public sector purposes.

We combine our expertise in strategic communications, marketing and creative services, and public relations with our strengths in interactive and mobile technologies to help companies develop stronger relationships and engage with their customers and stakeholders across all channels, whether via traditional or digital media, to drive better operating results. We took steps in 2022 to exit our traditional advertising and marketing platform technology business lines and refocus on the core services of business transformation, loyalty, and integrated communications across several key verticals. Target customer areas include airlines, airports, electric and gas utilities, health care companies, transportation, travel, and hospitality firms.

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly-educated professional staff with deep subject matter knowledge

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs across our clients’ markets. Our thought leadership is based on years of training, experience, and education. We are able to apply our in-depth knowledge of our subject matter experts and our experience developed over 45 years of providing advisory services to address the problems and issues our clients are facing. As of December 31, 2022, approximately 41% of our benefits-eligible staff held post-graduate degrees in diverse fields such as the social sciences, business and management, physical sciences, public policy, human capital, information technology, mathematics, engineering, planning, economics, life sciences, and law. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

We believe our diverse range of client markets, services, and projects provides a stimulating work environment for our employees that enhances their professional development. The use of multi-disciplinary teams provides our staff with the opportunity to develop and refine common skills required in many types of engagements. Our approach to managing people fosters collaboration and significant cross-utilization of the skills and experience of both industry experts and other personnel who can develop creative solutions by drawing on their different experiences. The types of services we provide, and the manner in which we do so, enable us to attract and retain talented professionals from a variety of backgrounds while maintaining a culture that fosters teamwork and excellence.

We have strong, long-standing relationships with clients across a diverse set of markets

The long-term relationships we maintain with many of our clients reflect our successful track record of fulfilling our clients’ needs. We have advised the U.S. Environmental Protection Agency (“EPA”), the United States Agency for International Development (“USAID”), and HHS for more than 30 years, the U.S. Department of Energy (“DoE”) for more than 25 years, DoD for more than 20 years, certain commercial clients in our energy markets for more than 20 years, the European Commission for more than 15 years, and we have multi-year relationships with many of our other clients in both our government and commercial client base. We have numerous contacts at various levels within our clients’ organizations, ranging from key decision-makers to functional managers. The long-standing nature and breadth of our client relationships adds greatly to our institutional knowledge, which, in turn, helps us carry out our client engagements more effectively and maintain and expand such relationships. Our extensive experience working alongside our clients and client contacts, together with our prime contractor position on a substantial majority of our contracts, gives us clearer visibility into future opportunities and emerging requirements. We believe our balance between government civilian and defense agencies, our commercial presence, and the diversity of markets in which our clients operate help mitigate the impact of policy or political shifts, as well as annual shifts in our clients’ budgets and priorities.

Our advisory services position us to capture a full range of engagements

We believe our advisory approach, which is based on our subject matter expertise combined with an understanding of our clients’ requirements and objectives, is a significant competitive differentiator that helps us gain access to key client decision-makers during the initial phases of a policy, program, project, or initiative. We use our expertise and understanding to formulate customized recommendations for our clients. We believe this domain expertise and program knowledge, developed from our advisory engagements, further positions us to provide a full suite of services across the entire life cycle of a particular policy, program, project, or initiative. As a result, we are able to understand our clients’ requirements and objectives as they evolve over time. We then use this knowledge to provide continuous improvement across our entire range of services, which maintains the relevance of our recommendations.

Our technology-enabled solutions are driven by our subject matter expertise and creativity

Government and commercial decision-makers have become increasingly aware that, to be effective, technology-based solutions need to be seamlessly integrated with people and processes. We possess a strong knowledge in information technology and a thorough understanding of organizational behavior and human decision processes. In addition, as a result of our acquisitions of Incentive Technology Group, LLC (“ITG”) in January 2020 and Creative Systems and Consulting (“Creative Systems”) in December 2021, we have strong partnerships and experience in cloud-based technology platforms that are central to our federal government clients’ technology modernization agendas. This combination of skills, along with our domain knowledge, allows us to deliver technology-enabled solutions tailored to our clients’ business and organizational needs with less start-up time required to understand client issues. In addition, many of our clients seek to deploy cutting-edge solutions to communicate and transact with citizens, stakeholders, and customers in a multichannel environment, and doing so takes both our constantly refreshed technical know-how and world-class creativity.

Our proprietary tools, analytics and methods allow us to deliver superior solutions to our clients

We believe our innovative, and often proprietary, analytics and methods are key competitive differentiators because they enhance our ability to deliver customized solutions to our clients and enable us to deliver services in a more cost-effective manner than our competitors. For example, we have developed industry-standard energy and environmental models that are used by governments and commercial entities around the world for energy planning and air quality analyses and have also developed a suite of proprietary climate change tools to help the private sector develop strategies for complying with GHG emission reduction requirements. Our loyalty marketing services are often provided via our proprietary Tally software, a software as a service offering. We maintain proprietary databases that we continually refine and that are available to be incorporated quickly into our analyses on client engagements. In addition, we also have proprietary program management methodologies and services that we believe can help clients improve performance measurement, support chief information officer and science and engineering program activities, and reduce security risks.

We are led by an experienced management team

Our management team, consisting of 283 officers with the title of vice president or higher, possesses extensive industry experience and had an average tenure of 15.5 years with us as of December 31, 2022 (including prior service with companies we have acquired). This low turnover allows us to retain institutional knowledge. Our managers are experienced both in marketing efforts and in successfully managing and executing our key services. Our management team also has experience in acquiring other businesses and integrating those operations with our own. A number of our managers are industry-recognized thought leaders. We believe that our management’s successful past performance and deep understanding of our clients’ needs have been and will continue to be differentiating factors in competitive situations.

We have a broad global presence

We serve our clients with a global network of 58 regional offices throughout the U.S., and 24 offices in key markets outside the U.S., including offices in the U.K., Belgium, India, and Canada. Our global presence also gives us access to many of the leading experts on a variety of issues from around the world, allowing us to expand our knowledge base and areas of functional expertise. Over the past year, we worked in dozens of countries, helping government and commercial clients with energy, environment, infrastructure, healthcare, marketing, interactive technology/e-commerce, and air transport matters. Although international operations present challenges in the form of inconsistent legal systems, differing levels of intellectual property protection, and trade regulation issues, we believe our international operations will continue to play a significant role in our clients’ operations and in our platform.

STRATEGY

Our strategy to increase our revenue and shareholder value involves the following key elements:

Expand our commercial businesses

We plan to continue to pursue profitable commercial projects and we believe we have strong, global client relationships in both the commercial energy and air transport markets. We continue to see growth opportunities in our current commercial business in the utility sector, as well as significant potential to expand our business in other commercial areas, such as aviation, tourism, digital marketing services and strategic communications services, both domestically and internationally.

We view the energy industry as a particularly attractive sector for us over the next decade due to concerns over controlling energy costs and limiting climate and environmental impacts, increased state and federal regulation, the need for cleaner and more diverse sources of energy, and the concomitant need for infrastructure to transport/transmit, store, and/or convert those new energy sources. We also believe the combination of our vertical domain expertise with our digital marketing expertise makes us a provider of choice for high value-added assignments in that arena. Although we believe the utility industry will continue to be a strong market for advisory services, particularly in light of the changing focus on regulatory actions and alternative energy sources, we intend to leverage our existing relationships and institutional expertise to pursue and capture additional, and typically higher-margin, opportunities. For example, we believe we can continue to expand our program and technology-based services in areas such as assisting with the implementation of energy efficiency programs, electrification and decarbonization initiatives, information technology applications, and environmental management services for larger utilities. The growth of interest in sustainability and energy efficiency issues has created opportunities to offer these types of services to new clients beyond our traditional sectors. We believe these factors, coupled with our expansive national and global footprint, will result in a greater number of engagements that will also be larger in size and scope.

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

Our engagement services, including marketing and strategic communications offerings, are well-positioned to support the continuing growth of multichannel engagement and e-commerce. We deliver cutting-edge digital strategy support, as well as creative services, that help brands, products, and services succeed in a crowded marketplace.

Replicate our business model across government and industry in selected geographies

We believe the services we provide to our energy, environment, and infrastructure market have strong growth potential in selected geographies. Our domain expertise is well suited in Europe to meet the need for cutting-edge climate change, energy, and environmental solutions, particularly with our offerings to the U.K. government and European Commission. We have also focused our geographic footprint, when prudent, by selectively closing or reducing the size of offices which appear to be unlikely to generate profitable growth in the near to medium term, generally in nations or regions undergoing either economic or political challenges.

Strengthen our technology-based offerings

We continue to strengthen our services in the fields of content and customer relationship management, loyalty marketing, and end-to-end e-commerce. In early 2020 we acquired ITG, which materially increased our skills and market presence in IT modernization, including the use of popular cloud-based platforms to modernize legacy IT systems. In December 2021, we followed with the acquisition of Creative Systems, further extending our cloud platform and open-source technology implementation skills. In 2022, we acquired SemanticBits, a leading provider of cloud-native open-source technology systems with a strong client position in CMS. We are positioned to increase these services by expanding the technological underpinnings of our business, while bringing cloud, business process automation, data management and analytics offerings to our clients to better link them with citizens, consumers, and other stakeholders.

Leverage advisory work into full life cycle solutions

We plan to continue to leverage our advisory services and strong client relationships to increase our revenue by winning longer-term engagements. These engagements could include: information services and technology-based solutions; project and program management; business process solutions; marketing and communications delivery; strategic communications; and technical assistance and training. Our advisory services provide us with insight and understanding of our clients’ missions and goals. We believe the domain expertise and program knowledge we develop from these advisory assignments position us to capture a greater portion of the resulting larger engagements. However, we will need to undertake such expansion carefully to avoid actual, potential, and perceived conflicts of interest.

Defend, expand, and deepen our presence in core U.S. federal and state and local government markets

Changing and somewhat unpredictable political priorities at the U.S. federal, state, and local government levels have created challenging market conditions for all competitors in the government services sector. However, we believe that the Biden administration provides renewed opportunities for growth in many of the government mission areas, such as efforts to address infrastructure issues with the passing of the Infrastructure Investment and Jobs Act in 2021, where we have expertise and long-standing relationships. We will focus not only on defending our current market footprint, but also on innovating to continue expanding across key growth markets, such as U.S. federal government energy and climate-related programs, reengineering of U.S. public health and research efforts, and cybersecurity initiatives, digital services, and disaster recovery work for state and local governments. We will continue to provide innovative solutions that help our public sector clients do more with less. We will specifically target deeper penetration of those agencies that currently procure services only from one or two of our service areas, and our recent acquisitions of ITG, Creative Systems, SemanticBits, and Blanton, which provide us with strong skills and market presence in technology modernization, will provide additional capabilities in this effort. We believe we can leverage many of our long-term client relationships by introducing these existing clients, where appropriate, to our other services in order to better meet their needs. For example, we introduce many of our advisory clients to our capabilities to provide associated information technology, cybersecurity, large-scale program management, and strategic communications and digital services. We can also offer clients our extensive performance measurement, program evaluation, and performance management services. Finally, having 58 offices across the U.S. allows us to focus more of our business development efforts on addressing the needs of U.S. federal and state and local government agencies with operations outside of the Washington, D.C. metropolitan area.

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

Pursue strategic acquisitions

We plan to augment our organic growth with selective, strategic acquisitions when the target company will enable us to obtain new clients, increase our presence in attractive markets, and/or obtain capabilities that complement our existing portfolio of services, gain access to customer contracts, provided that the target company has cultural compatibility and we expect that the acquisition will have a positive financial impact. Our acquisitions of Blanton and SemanticBits in 2022 are examples of this approach.

These elements of our strategy permeate all of the Company and influence our day-to-day decisions. We believe that, collectively, they support the overall long-term growth of the organization.

CLIENT AND CONTRACT MIX

Government clients (including U.S. federal, state and local, as well as international, governments) accounted for approximately 76%, 71%, and 65% of our 2022, 2021, and 2020 revenue, respectively. Commercial clients (including U.S. and international clients) accounted for approximately 24%, 29%, and 35% of our 2022, 2021, and 2020 revenue, respectively. Our clients span a broad range of civilian and defense agencies and commercial enterprises. Commercial clients include non-profit organizations and universities, while government clients include the World Bank and the United Nations. In general, a client is considered to be a government client if its primary funding is from a government agency or institution. If we are a subcontractor, we classify the revenue based on the nature of the ultimate client receiving the services.

In fiscal years 2022, 2021, and 2020, our largest three government clients by revenue were HHS, DoS, and DoD. The percentage of our total revenue from the government clients are as follows:

	Year ended December 31,
	2022	2021	2020
Department of Health and Human Services	23%	20%	17%
Department of State	6%	5%	5%
Department of Defense	4%	5%	6%
Total	33%	30%	28%

There were no commercial clients with revenue equal to or greater than two, two, and six percent of our total revenue for the fiscal years 2022, 2021, or 2020, respectively.

Most of our revenue is derived from prime contracts in which we work directly for the end customer, which accounted for approximately 91%, 91%, and 92% of our revenue for 2022, 2021, and 2020, respectively.

Our contract periods typically extend from one month to five years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. In 2022, 2021, and 2020, no single contract accounted for more than 3%, 2%, and 5% of our revenue for those years, respectively. Our 10 largest contracts by revenue collectively accounted for approximately 15%, 14%, and 19% of our revenue in 2022, 2021, and 2020, respectively.

International revenues (both government and commercial) decreased by $35.4 million to $174.5 million for the year ended December 31, 2022 compared to $209.9 million for the year ended December 31, 2021. This decrease was primarily the result of the completion of a one-time contract for an international government client.

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

Our funded and estimates of unfunded and total backlog were as follows at December 31:

	2022	2021	2020
	(in millions)
Funded	$1,786.9	$1,593.5	$1,522.3
Unfunded	2,069.3	1,605.4	1,375.3
Total backlog	$3,856.2	$3,198.9	$2,897.6

There were no awards included in our 2022, 2021 or 2020 backlog amounts that were under protest.

BUSINESS DEVELOPMENT

Our business development efforts are critical to our organic growth. Our business development processes and systems are designed to enable agility and speed-to-market over the business development life cycle, especially given the distinctions between commercial and government clients. Business development efforts in priority market areas, which include some of our largest federal agency accounts (HHS, DoS, DoE, U.S. Department of Transportation, and EPA), are executed through account teams. Each team participates in regular executive reviews of marketing plans and proposal development processes. Our non-federal government clients are served by account leaders from operating units and coordinated by senior executives with industry experience where such coordination is deemed appropriate to enhance our business development success. This account-based approach allows deep insight into the needs of current and future clients. It also helps us anticipate our clients’ evolving requirements over the coming 12 to 18 months and position ourselves to meet those requirements. Each administrative group is responsible for maximizing sales in our existing accounts and finding opportunities in closely-related accounts.

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

COMPETITION

We operate in a highly competitive and fragmented marketplace and compete against a number of firms in each of our clients’ key markets. Some of our principal competitors include: Abt Associates Inc.; AECOM Technology Corporation; Booz Allen Hamilton Holding Corporation; CACI International Inc.; Cambridge Systematics, Inc.; CRA International, Inc.; Deloitte LLP; Eastern Research Group, Inc.; Cardno ENTRIX, Inc.; Guidehouse; Leidos Holdings, Inc.; Northrop Grumman Corporation; Omnicom Group Inc.; PA Consulting Group; Publicis Group; Science Applications International Corporation; Research Triangle Institute; Tetra Tech Inc.; Westat, Inc., and WPP Plc. In addition, we have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Some of our competitors are significantly larger than we are and have greater access to resources and stronger brand recognition than we do.

We consider our principal competitive advantages to be long-standing client relationships, the good reputation and past performance of the firm, client references, the technical knowledge and industry expertise of our employees, the quality of our services and solutions, the scope and scale of our service offerings, and pricing.

INTELLECTUAL PROPERTY

We own a number of trademarks and copyrights, and internally-developed software that helps maintain our business and competitive position. Sales and licenses of our intellectual property do not currently comprise a substantial portion of our revenue or profit. We rely on the technology and models, proprietary processes, and other intellectual property we own or have the rights to use in our analyses and other work we perform for our clients. We use this innovative, and often proprietary, software, analytical models and tools throughout our service offerings. Our staff regularly maintains, updates, and improves these software, models, and tools based on our corporate experience. In addition, we sometimes retain limited rights in software applications we develop for clients. We use a variety of means to protect our intellectual property.

HUMAN CAPITAL

As a professional and technology services and solutions company, our success depends substantially on attracting, developing, and retaining a workforce that is highly qualified, provides excellent, effective and efficient performance, and is reflective of the communities we serve. To support these objectives, our human resources programs are designed to enable a high-performing, diverse workforce; develop those persons to prepare them for critical roles; reward and support employees through pay, benefits and perquisite programs that we believe are competitive; and evolve and invest in technology, tools, and resources to enable employees at work.

We employ approximately 9,000 employees, 85% of whom are employed full-time. Historically, we experience employee voluntary turnover that is consistently below industry benchmarks. For 2022, our overall company turnover was 20.6%, and 17.4% when excluding our on-call staff. The results of our employee engagement survey reinforced the strong culture that makes our employees want to stay and grow a career here with us. We’re proud that 86% of respondents believe their values aligned with the values of ICF and that 87% of respondents feel they have a flexible schedule that meets their personal needs. Both of these results were a full 16% above the industry average.

Making our company a welcoming and professionally rewarding workplace for all is a fundamental goal of our approach to diversity, equity, and inclusion. This year, we continued to grow our eight Employee Community Networks (“ECNs”) to foster support, networking, mentoring, professional development, community outreach, and business impact. Our Asian, Black, Diverse Abilities, First Nations Indigenous People, Hispanic/Latinx, LGBTQIA+, Women, and Veterans ECNs provide forums for employees and allies with similar characteristics, interests, and goals to connect. In the two years since they’ve launched, we’re proud that about 25% of our employees participate in at least one ECN. We also continued our history of gender equity with 55% of our employees self-identifying as female. Of our people managers, 54% self-identify as female, and 39% of our executives self-identify as female. Within our U.S. employees, 36% classify themselves as non-white with the largest classifications being 12% Asian and 11% Black.

We support our employees to achieve personal and career success. In 2022, we delivered customized, blended digital and instructor-led programs to build leadership, diversity and inclusion, people management, project management, client relationships, finance, technology, and innovation skills. We also partner with industry leaders including LinkedIn Learning, Udemy, and Microsoft for digital learning in self-paced programs. Our annual mentoring program, Mentor Connect, had its largest cohort in 2022 with 515 mentoring pairs. A key focus area this year was to continue building our pipeline of tomorrow’s leaders. We expanded our leadership development curriculum and were able to triple our reach to emerging leaders at various stages of their career.

Lastly, we enable our people to thrive physically and professionally, and encourage healthy lifestyles with strong mental and physical health. We believe that when our employees are at their best, it impacts how they engage at work, with their families, and their communities. This year we launched a wellbeing platform, powered by Virgin Pulse. Nearly 40% of eligible employees are active on the platform, more than triple the vendor’s benchmark for the first year of an implementation. We conducted four company-wide challenges this year. One challenge resulted in participants taking over 47 million steps, equating to nearly one loop around our globe.

REGULATION

We provide our services to U.S. federal, and state and local governments, as well as international government clients, and we are therefore subject to certain laws and regulations. Our failure to comply with the complex laws, rules, and regulations applicable to us could cause us to lose business and subject us to a variety of penalties and sanctions. Additionally, we are subject to various routine and non-routine governmental and other reviews, audits, and investigations, the results of which could affect our operating results and also subject us to penalties and sanctions. See “Item 1A. Risk Factors — Compliance Risks” for a more detailed description of the regulatory and compliance risks we face.

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

On an annual basis, Congress is required to approve appropriations bills that govern spending by each of the federal government agencies and departments we support. When Congress is, or Congress and the Administration are, unable to agree on budget priorities or specifics, and thus unable to pass annual appropriations bills on a timely basis, Congress typically enacts a continuing resolution. Continuing resolutions generally allow federal government agencies and departments to operate at spending levels based on the previous fiscal year. When agencies and departments operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and for new initiatives may be delayed or canceled. Congress and the Administration have from time to time failed to agree on a continuing resolution, resulting in temporary shutdowns of non-essential federal government functions and our work on such functions. Thus, the failure by Congress and the Administration to enact appropriations bills in a timely manner can result in the loss of revenue and profit when federal government agencies and departments are required to cancel or change existing or new initiatives or the deferral of revenue and profit to later periods due to shutdowns or delays in implementing existing or new initiatives. There is also the possibility that Congress will fail to raise the U.S. debt ceiling when necessary which, in addition to resulting in federal government shutdowns, could significantly impact the U.S. and global economy, affecting the discretionary spending decisions of our non-governmental clients and affecting the capital markets and our access to related sources of liquidity on terms that are acceptable to us. The delayed funding or shutdown of many parts of the federal government, including agencies, departments, programs, and projects we support, could have a substantial negative affect on our revenue, profit, and cash flows.

Budget compromises that may be needed for future fiscal years may continue to be extraordinarily difficult given the complicated grassroots political environment, a closely divided Congress, an increasing federal deficit and debt load, the continuing COVID-19 pandemic due to emerging variants, and a challenged economy.

The budgets of many of our state and local government clients are also subject to similar divisions, risks, and uncertainties as are inherent in the federal budget process.

Government spending priorities may change in a manner adverse to our business.

We derived approximately 55%, 47%, and 44% of our revenue in 2022, 2021, and 2020, respectively, from contracts with federal government clients, and approximately 21%, 24%, and 21% of our revenue from contracts with state and local governments and international governments in 2022, 2021, and 2020, respectively. Expenditures by our federal government clients may be restricted or reduced by

Administration or Congressional actions, by action of the Office of Management and Budget, by action of individual agencies or departments, or by other actions. In addition, many state and local governments are not permitted to operate with budget deficits, and nearly all state and local governments face considerable challenges in balancing their budgets. Accordingly, we expect that, due to changing government budgeting and spending priorities, including necessary balancing of defense spending with civilian agency spending, and related disputes among Congress and the Administration, some of our government clients in the future may delay payments due to us, eventually fail to pay what they owe us, and/or delay certain programs and projects. For some government clients, we may face a difficult choice: turn down (or stop) work due to budget uncertainty with the risk of damaging a valuable client relationship or perform work with the risk of not being paid in a timely fashion or perhaps at all. Federal, state and local government, and/or international government elections could also affect spending priorities and budgets at all levels of government. In addition, increased government deficits and debt, both domestic and international, may lead to reduced spending by agencies and departments on projects or programs we support.

Risks Related to THE Changing Business ENVIRONMENT IN WHICH WE OPERATE

As we develop new services, clients and practices, enter new lines of business, and focus more of our business on providing a full range of client solutions, our operating risks increase.

As part of our corporate strategy, we are attempting to leverage our advisory services to sell our full suite of services across the life cycle of a policy, program, project, or initiative and we are regularly searching for ways to provide new services to clients. In addition, we plan to extend our services to new clients, lines of business, and selected geographic locations, including outside the U.S., and to seek out cross-border opportunities. As we focus more on our delivery of a full range of consulting services from advisory through implementation and attempt to develop new services, clients, practice areas, and lines of business, these efforts could be unsuccessful and adversely affect our results of operations.

Such growth efforts place substantial additional demands on our management and staff, as well as on our information, financial, cash flow, and administrative and operational systems. We may not be able to manage these demands successfully. Growth may require increased recruiting efforts, business development, and selling, marketing and other actions that are expensive and increase risk. We may need to invest more in our people and systems, controls, compliance efforts, policies, and procedures than we anticipate. Further, we may need to enhance or modify our systems or processes, or transition to more efficient or effective ones, and these changes and how we handle them may impact the business. Therefore, even if we do grow, the demands on our people and systems, controls, compliance efforts, policies, and procedures may adversely affect the quality of our work, our operating margins, and our operating results, at least in the short-term, and perhaps in the long-term.

Efforts involving a different focus, new services, new clients, new practice areas, new lines of business, and increasing internationalization include risks associated with our inexperience and competition from mature participants in those areas. Our expansion of services may result in decisions that could harm our profit and operating results. In particular, implementation and improvement services often relate to the development, implementation, and improvement of critical infrastructure or operating systems that our clients may view as “mission critical”. If we fail to satisfy the needs of our clients in providing these services, we could incur reputational damage and clients could claim significant costs and losses for which they could seek compensation from us.

RISKS RELATED TO THE GOVERNMENT CONTRACTS BUSINESS

Maintaining our client relationships and professional reputation is critical to our ability to successfully win new contracts and renew expired contracts.

Our client relationships and professional reputation are key factors in maintaining and growing our business, revenue, and profit levels under contracts with our clients. We continually bid for and execute new contracts, and our existing contracts regularly become subject to re-competition and expiration. If we are not able to replace the revenue from these contracts, either through follow-on contracts or new contracts for those requirements or for other requirements, our revenue and operating results may be adversely affected. On the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. There can be no assurance that those expiring contracts we are servicing will continue after their expiration, that the client will re-procure those requirements, that any such re-procurement will not be restricted in a way that would eliminate us from the competition (e.g., set asides for small businesses), or that we will be successful in any such re-procurements or in obtaining subcontractor roles. Any factor that diminishes client relationships and/or professional reputation with federal, state and local, and international government clients, as well as commercial clients, could make it substantially more difficult for us to compete successfully for new engagements and qualified employees. To the extent our client relationships and/or professional reputation deteriorate, our revenue and operating results could be adversely affected.

The diversity of the services we provide, and the clients we serve, may create actual, potential, and perceived conflicts of interest and business conflicts that limit our growth and could lead to potential liabilities for us.

Because we provide services to a wide array of both government and commercial clients, occasions arise where, due to actual, potential, or perceived conflicts of interest or business conflicts, we cannot perform work for which we are qualified. A number of our contracts contain limitations on the work we can perform for others, for example, when we are assisting a government agency or department in developing regulations or enforcement strategies. Actual, potential, and perceived conflicts limit the work we can do and, consequently, can limit our opportunity for growth and adversely affect our operating results. In addition, if we fail to address actual or potential conflicts properly, or even if we simply fail to recognize a perceived conflict, we may be in violation of our existing contracts, may otherwise incur liability, may lose future business for not preventing the conflict from arising, and our reputation may suffer. Particularly as we continue to grow our commercial business, we anticipate that conflicts of interest and business conflicts will pose a greater risk.

We derive significant revenue and profit from contracts awarded through a competitive bidding process, which can impose substantial costs on us, and we will lose revenue and profit if we fail to compete effectively.

We derive significant revenue and profit from contracts that are awarded through competitive bidding processes. Competitive bidding imposes substantial costs and presents a number of risks, including the:

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

Our contracts may contain provisions that allow our clients to terminate or modify these contracts at their convenience on short notice. If a client terminates one of our contracts for convenience, we should only bill the client for work completed prior to the termination, plus any commitments and settlement expenses that we may claim and the client agrees to pay, but not for any work not yet performed. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in contract options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we would have no right to seek lost fees or other damages. In addition, certain contracts with international government clients may have more severe and/or different contract clauses than what we are accustomed to with federal and state and local government clients, such as penalties for any delay in performance. If a client were to terminate, decline to exercise options under, or curtail further performance under one or more of our major contracts, our revenue and operating results could be adversely affected.

Our relationships with other contractors are important to our business and, if disrupted, could cause us damage.

We derive a portion of our revenue from contracts under which we act as a subcontractor or from “teaming” arrangements in which we and other contractors jointly bid on particular contracts, projects, or programs. As a subcontractor or team member, we often lack control over fulfillment of a contract. Poor performance on the contract, whether resulting from our performance or the performance of another contractor, could tarnish our reputation, result in a reduction of the amount of our work under, or termination of, that contract or other contracts, and cause us to not obtain future work, even when we perform as required. Moreover, our revenue, profit and operating results could be adversely affected if any prime contractor or teammate does not pay our invoices in a timely fashion, chooses to offer products or services of the type that we provide, teams with other companies to provide such products or services, or otherwise reduces its reliance upon us for such products or services.

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

We derived 45%, 41%, and 35% of our revenue from fixed-price contracts in 2022, 2021, and 2020, respectively. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we are exposed to a number of risks. We realize a profit on fixed-price contracts only if we can control our costs and prevent cost overruns while also meeting contract requirements. Fixed-price contracts require cost and scheduling estimates that are based on a number of assumptions, including those about future economic conditions, costs, and availability of labor, equipment and materials, and other exigencies. We could experience cost overruns if these estimates are inaccurate as a result of errors or ambiguities in the contract specifications or if they become inaccurate as a result of a change in circumstances following the submission of the estimate due to, among other things, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, or the inability of our vendors or subcontractors to perform. If cost overruns occur, we could experience reduced profits or, in some cases, a loss for that project. If a project is significant, or if there are one or more common issues that impact multiple projects, cost overruns could increase the unpredictability of our earnings, as well as have an adverse impact on our business and earnings.

Certain lines of business of our commercial work depend on certain sectors of the global economy that are highly cyclical, which can lead to substantial variations in our revenue and profit from period to period.

Our commercial clients, which include clients outside the U.S., generated approximately 24%, 29%, and 35% of our revenue in 2022, 2021, and 2020, respectively. This reliance on commercial clients presents certain risks and challenges. For example, our commercial work is heavily concentrated in industries which can be cyclical, such as: energy, air transportation, and environmental services. Demand for our services from our commercial clients has historically declined when their industries have experienced downturns, and we expect a decline in demand for our services when these industries or their customer bases experience downturns in the future.

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

Our business could be adversely affected by delays caused by our competitors protesting contract awards received by us, which could stop our work. Likewise, we may protest the contracts awarded to some of our competitors, a process that takes the time and energy of our management and may incur additional legal and consultant costs.

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

COMPLIANCE RISKS

We are subject to various routine and non-routine governmental and other reviews, audits and investigations, and unfavorable results could force us to adjust previously reported operating results, affect future operating results, and subject us to a variety of penalties and sanctions.

Government departments and agencies we work for, including non-U.S., U.S. federal, and many state and local government clients, review, audit and investigate our contract performance, pricing practices, cost structure, financial capability, and compliance with applicable laws, rules, and regulations. We have experienced growth in services related to disaster recovery in recent years, and those activities, by their nature, may become politicized and involve interaction with multiple tiers of national, state, territorial and local governments, subcontractors, and citizens that increase the risk of claims, audits, investigations, reviews, monitoring and litigation. Any of these reviews, audits and investigations could raise issues that have significant adverse effects, including, but not limited to, delayed payments, substantial adjustments to our previously reported operating results and substantial effects on future operating results. If a government review, audit, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and/or the value of our stock. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether true or not.

Federal government audits have been completed on our incurred contract costs only through 2011 for our NIH-cognizant indirect rates and through 2015 for our USAID-cognizant indirect rates. Audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews may still be conducted on all of our government contracts, even for periods before 2011.

INTERNATIONAL OPERATIONS RISKS

Our business in the U.K. and the E.U. could be negatively affected by uncertainties related to the U.K.’s exit from the E.U. and other potential developments in the E.U.

Our U.K. and Belgian operations have traditionally serviced most of our European clients, including the European Commission, and there has been, and remains, a risk that these operations could be disrupted by the withdrawal of the U.K. from the E.U., often referred to as “Brexit.”

The U.K.’s withdrawal from the E.U. became effective on January 31, 2020 but was subject to a transition period that lasted until December 31, 2020, when a new U.K./E.U. trade agreement became effective. Consistent with the political declaration that accompanied the withdrawal treaty, the new trade deal preserved significant elements of “free trade” between the U.K. and the E.U. However, such an exit from the E.U. was unprecedented. It remains uncertain how the commercial, legal, regulatory and tax environment in which we, our customers and our counterparties operate will be affected by Brexit going forward. Among the many necessary changes, the U.K. will have its own customs territory and set its own tariffs. The new trade deal was relatively undeveloped in terms of trade in services, which could affect our ability to provide services into the E.U. from the U.K.

The challenges that continue to surround the terms of the U.K.’s exit from the E.U. and its consequences could adversely impact customer and investor confidence and relationships, result in additional market volatility and adversely affect our businesses and results of operations. These effects have derived, and could continue to derive, from delays or reductions in contract awards, canceled contracts, increased costs, fluctuations in exchange rates, difficulty in recruiting or in gaining permission to employ existing staff, difficulty in supplying services across the E.U.-U.K. border, or less favorable payment terms.

There also remains the possibility of further political and constitutional changes within the U.K., specifically in relation to Scotland or Northern Ireland (which is accorded a special status with enhanced access to the E.U. Single Market under the withdrawal treaty), with different but significant consequences. Further changes to the functioning model of the E.U. could result in a reduction in the financial resources of the European Commission which could lead to a decrease in the funding and scope of our work for that client. In addition, security, sovereignty, and financial system stability issues resulting from Brexit or other geopolitical events, or the E.U. actions driven by those events, could change the current balance of responsibility established between the European Commission and member states, or affect the results of the E.U. budget-setting process, either of which could also reduce the funding and scope of our work for that client.

PRIVACY, CYBERSECURITY, TECHNOLOGY, AND DATA PROTECTION RISKS

Impermissible use, misuse or an improper disclosure of personal data or confidential information and breaches of, or disruptions to, our information technology systems or those of our third-party providers, could adversely affect our business and could result in liability and harm our reputation.

We and our vendors process increasingly large amounts of personal and sensitive personal data (collectively, “Personal Data”) concerning our existing and potential employees, clients, client customers, vendors, or other third parties (collectively, “Data Subjects”), as well as handle confidential information on our clients’ behalf. Therefore, we must ensure that we, as well as our vendors, can comply and demonstrate compliance with the various countries’ and U.S. states’ privacy and data protection laws, rules, and regulations (collectively, “Privacy and Data Protection Law(s)”) in any location where we or our vendors process Data Subjects’ Personal Data. Privacy and Data Protection Laws often vary significantly, and the changes to existing laws and adoption of new, more rigorous laws occurs on an increasing basis. For example, the GDPR requires us to meet stringent requirements regarding (i) our access, use, disclosure, transfer, protection, or other processing of Personal Data; and (ii) the ability of Data Subjects to exercise their related various rights such as to access, correct or delete their Personal Data. The 2018 California Consumer Privacy Act (“CCPA”), which went into effect January 2020, now imposes similar requirements. New privacy laws in California, Colorado, and Virginia will take effect in 2023, with others likely to follow. Several privacy bills have also been introduced in Congress. Key markets in the Asia-Pacific region have also recently adopted GDPR-like legislation, including China’s new Personal Information Protection Law. Failure to meet Privacy and Data Protection Law requirements could result in significant civil penalties (including fines up to 4% of annual worldwide revenue under the GDPR) as well as criminal penalties. Privacy and Data Protection Law requirements also confer a private right of action in some countries, including under the GDPR. We may incur substantial costs associated with protecting Personal Data and maintaining compliance with the various Privacy and Data Protection Laws, including restrictions on international data transfers, in particular in light of the increasing scrutiny by supervisory authorities. These costs could adversely affect our results of operations. In addition, any inability, real or perceived, to adequately address privacy and data protection concerns, or to comply with applicable Privacy and Data Protection Laws, policies, industry standards, or contractual obligations could result in additional cost and liability to us, damage our reputation, negatively impact our ability to win new contracts or process Personal Data in certain geolocations, and otherwise adversely affect our business.

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

The businesses we acquire may have liabilities or adverse operating issues, or both, that we either fail to discover through due diligence or underestimate prior to the consummation of the acquisition. These liabilities and/or issues may include the acquired business’ failure to comply with, or other violations of, applicable laws, rules, or regulations or contractual or other obligations or liabilities. As the successor owner, we may be financially responsible for, and may suffer harm to our reputation or otherwise be adversely affected by, such liabilities and/or issues. An acquired business also may have problems with internal controls over financial reporting, which could in turn cause us to have material deficiencies or material weaknesses in our own internal controls over financial reporting. These and any other costs, liabilities, issues, and/or disruptions associated with any past or future acquisitions, and the related integration, could harm our operating results.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in business conditions could cause these assets to become impaired, requiring write-downs that would adversely affect our operating results.

All of our acquisitions have involved purchase prices in excess of tangible asset values net of liabilities assumed, resulting in the creation of an increased amount of goodwill and other intangible assets. As of December 31, 2022, goodwill and purchased intangibles accounted for approximately 58% and 6%, respectively, of our total assets. Under U.S. generally accepted accounting principles, we do not amortize goodwill acquired in a purchase business combination. We evaluate the recoverability of recorded goodwill annually, as well as when events or circumstances indicate there may be an impairment or if we have a material change in reporting units. Although we have to date determined that goodwill has not been impaired, future events or changes in circumstances that result in an impairment of goodwill or intangible assets would have a negative impact on our profitability and operating results.

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

As of December 31, 2022, we had an aggregate of $556.3 million of outstanding indebtedness (net of unamortized debt issuance costs) under a credit facility that will mature on May 6, 2027. Subject to the limits contained in the agreements governing our outstanding debt, we may incur additional debt in the future to fund our ongoing operations as well as acquisitions. Our ability to pay interest and repay the principal for our indebtedness from time to time, as well as meet our financial and operating covenant requirements, is dependent upon our ability to, among other things, manage our business operations, and generate sufficient cash flows to service such debt. If we are unable to comply with the terms of our financing agreements or obtain additional required financing, this could ultimately result in a material adverse effect on our financial results and the value of our stock. Among other things, our debt could:

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

GENERAL RISK FACTORS

Health epidemics, pandemics and similar outbreaks may have material adverse effects on our business, financial position, results of operations, and/or cash flows.

We face various risks and uncertainties related to health epidemics, pandemics and similar outbreaks, including the global pandemic resulting from the outbreak of COVID-19 and its variants. These risks relate to, among other things, the demand for our services, the availability of our staffing and business partners, a possible slowdown of client decision-making as to our services, a significant deterioration of global supply chains and other business conditions, and a possible reprioritization of spending by our clients.

We serve both government and commercial clients around the globe, with our services concentrated in the U.S. and Europe, both of which have experienced severe levels of COVID-19 illness. The effects of the pandemic on client needs, priorities, spending patterns and decision-making can have a material effect on our activity levels and revenues.

The pandemic may also affect significant portions of our workforce, and that of our subcontractors and other suppliers and business partners, who may be unable to work effectively due to illness, lockdowns and quarantines, facility closures, travel restrictions, or other government actions and reasons in connection with the COVID-19 pandemic. As a result, our operations and operating results could be adversely affected by factors such as an inability to perform fully or efficiently on our contracts, and some of our costs may not be fully recoverable or be adequately covered by insurance.

It is possible that the spread of new variants of COVID-19 or other infectious diseases may also cause delays in the willingness or ability of clients to perform, including making timely payments to us, and other unpredictable events.

In addition, volatility in the global capital markets that may result from the pandemic and related business conditions could restrict our access to capital and/or increase our cost of capital.

We continue to work with our stakeholders (including customers, employees, subcontractors and other suppliers and business partners) to assess, address and mitigate the impact of this global pandemic. While efforts have been made to curtail the pandemic, at this time given potential new variants, we cannot predict the continuing impact of the COVID-19 pandemic, but it could have a material adverse effect on our business, financial position, results of operations, and/or cash flows.

Failure to identify, hire, train and retain talented employees who are committed to our mission and vision could have a negative effect on our reputation and our business.

Our business, which entails the provision of professional services to government and commercial clients, largely depends on our ability to attract and retain qualified employees who are often in demand. Additionally, as our business continues to evolve, as we acquire new businesses, and as we provide a wider range of services, we become increasingly dependent on the capabilities of our employees in order to meet the needs of our diverse client base. If we are unable to recruit and retain a sufficient number of qualified employees that are committed to our mission and vision, we may incur higher costs related to an increase in subcontractors, hiring, training and retention.

We also rely on key senior members of management. As a result, effective succession planning is important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving these key employees could hinder our strategic planning and execution as well as impair our ability to effectively serve our clients and maintain and grow our business. Such developments could adversely affect our future revenue and operating results.

Changes to U.S. tax laws may adversely affect our financial condition or results of operation and create the risk that we may need to adjust our accounting for these changes.

We are subject to taxation in the U.S. and in certain foreign jurisdictions in which we operate, and any changes to income tax laws and rules and regulations could adversely affect our business and our results of operations.

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

In addition to our U.S. operations, we also have a significant presence in key markets outside the U.S., including offices in the U.K., Belgium, India, and Canada. Failure to abide by laws, rules and regulations applicable to us because of our work outside the U.S., such as the U.K. Bribery Act and the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”), could have similar effects to those described above.

Our international operations pose additional risks to our profitability and operating results.

We have offices in the U.K., Belgium, India, China, and Canada, among others, and expect to continue to have international operations and offices, some of which are in economically developing countries that do not have a well-established business infrastructure. We also perform work in some countries where we do not have a physical office. Some of the countries in which we work have a history of political instability or may expose our employees and subcontractors to physical danger over and above pandemic-related risk. Expansion into selective new geographic regions requires considerable management and financial resources, the expenditure of which may negatively impact our results, and we may never see any return on our investment.

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

In addition, because of our work with international clients, certain of our revenues and costs are denominated in other currencies, then translated to U.S. dollars for financial reporting purposes. Our revenues and profits may decrease as a result of currency fluctuations and devaluations and limitations on the conversion of foreign currencies into U.S. dollars and in the conversion between foreign currencies. We may, from time to time, have forward contract agreements (“hedges”) related to our operations in the U.K., to hedge the remeasurement between the Euro and the pound sterling. We recognize the changes in the fair value of the economic hedges in our results of operations. We cannot be sure that our hedges will be successful in reducing the risks to us of our exposure to foreign currency fluctuations and, in fact, the hedges may adversely affect our operating results.

Presently, there is active armed conflict across the territory of Ukraine as a result of Russian invasion. The war has impacted member states of the E.U. in a variety of ways, including through their provision of weapons, humanitarian supplies, and substantial financial support to Ukraine, and their absorption of millions of Ukrainian and other refugees. While no E.U. member states have become active participants in the conflict, a number of them have greatly increased their defense preparations and investments, reflecting a wholesale shift in the security environment on the continent. It is not currently foreseen that an immediate diplomatic resolution to the conflict is likely. In such an environment, it is possible that E.U. spending priorities may shift suddenly, that our current programs could be disrupted, and that our future opportunities could be diminished.

Our operations face continuous and evolving cybersecurity risks.

The continued occurrence of high-profile data breaches of other companies provides evidence of an external environment hostile to information security. In particular, cybersecurity attacks are increasing in number and sophistication for the Company.

We face a constant risk of cybersecurity threats, whether from deliberate attacks or unintentional events, including computer viruses, attacks by computer hackers, malicious code, cyber and phishing attacks, and other electronic security breaches such as unauthorized access to our and our clients’ systems. Any of these could lead to disruptions in critical systems, unauthorized releases of confidential or otherwise protected information, and/or corruption of data. The so-called “insider threat,” the introduction of unauthorized data and changes into systems by employees and contractors, is an increasingly present risk to be managed.

As a federal government contractor, we face a heightened risk of a security breach or disruption with respect to personally identifiable, controlled unclassified information, classified, or otherwise protected data resulting from an attack by computer hackers, foreign governments, and/or cyber terrorists. Improper disclosure of this information could harm our reputation and affect our relationships with business partners, lead to legal exposure, or subject us to liability under laws, rules, and regulations that protect personal or other confidential data, resulting in increased costs or loss of revenue.

Although we devote significant resources to our cybersecurity programs and have implemented security measures to protect our systems and to prevent, detect, and respond to cybersecurity incidents, we have been the target of these types of attacks in the past. We have not identified a material adverse impact on our business or our financial results, individually or in the aggregate, due to being the target of prior cyber-attacks. While we are committed to threat detection and mitigation efforts to reduce such impact, there can be no assurance that our efforts will prevent such attacks or their impact in the future.

As these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect, and respond against cybersecurity attacks, system disruptions and security breaches. Moreover, we also rely in part on third-party software and information technology vendors to run our information systems. Any failure of these third-party systems, which are outside of our control but still impact us, could have similar adverse effects.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We lease our offices and do not own any real estate. As of December 31, 2022, we leased approximately 208,274 square feet of office space at our corporate headquarters at 1902 Reston Metro Plaza, Reston, Virginia (in the Washington, D.C. metropolitan area) through May 2039 (the “Reston Office”). The Reston Office houses a portion of our operations and almost all of our corporate functions, including most of our staff within executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts.

As of December 31, 2022, we had leases in place for approximately 1.4 million square feet of office space in more than 82 office locations throughout the U.S. and around the world, with various lease terms expiring over the next sixteen years. As of December 31, 2022, approximately 18,325 square feet of the space we leased was subleased to other parties. We continually review our need for office space, and we believe that our current office space, as well as other future office space we expect to be able to obtain in the lease marketplace, will be sufficient to meet our office space needs.

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

An update on litigation related to our Road Home contract is discussed in “Note 20 - Commitment and Contingencies — Road Home Contract” in our financial statements.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades on the NASDAQ Global Select Market under the symbol “ICFI.”

Holders

As of February 24, 2023, there were 27 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

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

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2017 through December 31, 2022, with the cumulative total return on (i) the NASDAQ Composite, (ii) the Russell 2000 stock index, (iii) our previous peer group composed of other governmental and commercial service providers: Booz Allen Hamilton Holding Corporation; CACI International Inc.; CBIZ, Inc.; CRA International, Inc.; Exponent Inc.; FTI Consulting, Inc.; Huron Consulting Group Inc.; Maximus, Inc.; Resources Connection, Inc.; Science Applications International Corporation; Tetra Tech, Inc.; Unisys Corporation; and VSE Corporation, and (iv) our index-based comparator that replaces our previous peer group. We have elected to replace our peer group comparator with an index-based comparator (S&P 1500 companies having GICS Code 2020 Commercial & Professional Services), because (i) we believe this index is reflective of the markets we operate in and (ii) we expect the composition of the index to be less susceptible to year-over-year volatility due to acquisitions or divestitures by ICF or the component companies within the index.

In this transition year, in accordance with Item 201(e)(4) of Regulation S-K, the stock performance graph below includes both the new index and the peer group that we used in the immediately preceding year to assist our investors in understanding the impact of the transition.

The comparison below assumes an initial investment of $100.00 on December 31, 2017 in which all dividends (if any) are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ICF International, Inc, the NASDAQ Composite Index, the Russell 2000 Index, 2021 Peer Group and 2022 Peer Group

$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
ICF International, Inc
NASDAQ Composite
Russell 2000
2021 Peer Group
2022 Peer Group

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Year Ended December 31,
	2017	2018	2019	2020	2021	2022
ICF International, Inc.	$100.00	$124.40	$177.20	$144.95	$201.18	$195.41
NASDAQ Composite	100.00	97.16	132.81	192.47	235.15	158.65
Russell 2000 Index	100.00	88.99	111.70	134.00	153.85	122.41
2021 Peer Group	100.00	110.79	164.18	186.54	215.26	227.09
2022 Peer Group	100.00	97.90	136.28	161.75	195.42	177.20

Recent Sales of Unregistered Securities

None.

Repurchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended December 31, 2022 for our share repurchase plan and shares purchased in satisfaction of employee tax withholding obligations related to the settlement of restricted stock units.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 – October 31	9,371	$110.50	—	$111,869,762
November 1 – November 30	7,036	$105.15	—	$111,869,762
December 1 – December 31	—	$—	—	$111,869,762
Total	16,407	$108.21	—

(a)
The total number of shares purchased of 16,407 includes any shares repurchased pursuant to our share repurchase program described further in footnote (b) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended December 31, 2022, we repurchased 16,407 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $108.21 per share.
(b)
The current share repurchase program authorizes share repurchases in the aggregate up to $200.0 million. The Restated Credit Agreement permits share repurchases, provided that our Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.00 million. Additionally, we are permitted to make share repurchases up to $25.0 million per calendar year without triggering a default. During the three months ended December 31, 2022, we did not repurchase any shares under the share repurchase program. For additional information on the share repurchase program, see “Note 18 - Share Repurchase Program” in our financial statements.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8.“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussions of 2021 items and year-to-year comparisons between 2021 and 2020 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, which was filed with the SEC on February 25, 2022, and is incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our largest clients are U.S. federal government departments and agencies. In fact, our federal government clients have included every cabinet-level department, most significantly HHS, DoD, and DoS. Federal government clients generated approximately 55%, 47%, and 44% of our revenue in 2022, 2021, and 2020, respectively. State and local government clients generated approximately 15% of our revenue in each of 2022, 2021, and 2020, respectively. International government clients generated approximately 6%, 9%, and 6% of our revenue in 2022, 2021, and 2020, respectively.

We also serve a variety of commercial clients worldwide, including: airlines, airports, electric and gas utilities, health care companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profits/associations, manufacturing firms, retail chains, and distribution companies. Our commercial clients, which include clients outside the U.S., generated approximately 24%, 29%, and 35% of our revenue in 2022, 2021, and 2020, respectively. We believe that our domain expertise and the program knowledge developed from our research and analytics, and assessment and advisory engagements further position us to provide a full suite of services.

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

We believe that, in the long-term, demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about the environment and use of clean energy and energy efficiency; health promotion, treatment, and cost control; the means by which healthcare can be delivered effectively on a cross-jurisdiction basis; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Ian, Harvey, Ida, Irma, Maria, Laura and Michael) that devastated communities in Texas, Florida, North Carolina, Louisiana, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts. We believe our prior and current experience with disaster relief and rebuild efforts, including after Hurricanes Katrina and Rita and Superstorm Sandy, put us in a favorable position to continue to provide recovery and housing assistance, and environmental and infrastructure solutions, including disaster mitigation, on behalf of federal departments and agencies, state, territorial and local jurisdictions, and regional agencies.

We also see significant opportunity to further leverage our digital and client engagement capabilities across our client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements that span the entire program life cycle, and to complete and successfully integrate additional strategic acquisitions. We will continue to focus on building scale in our vertical and horizontal domain expertise, developing business with our existing clients as well as new customers, and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities, such as our recent acquisitions of ITG in 2020, ESAC and Creative Systems in 2021, and SemanticBits and Blanton in 2022, that enhance our subject matter knowledge, broaden our service offerings, gain access or expand customer relationships, and/or provide scale in specific geographies. Although we continue to see favorable long-term market opportunities, there are certain business challenges facing all government service providers. Administrative and legislative actions by the federal government to address changing priorities or in response to the budget deficit could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. Similarly, the very nature of opportunities arising out of disaster recovery means they can involve unusual challenges. Factors such as the overall stress on communities and people affected by disaster recovery situations, political complexities and challenges among involved government agencies, and a higher-than-normal risk of audits and investigations may result in a reduction to our revenue and profit and adversely affect cash flow. However, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the federal government, as well as to state and local and international governments and commercial clients. We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund ongoing operations, potential acquisitions, customary capital expenditures, and other working capital requirements.

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

IMPACT OF THE COVID-19 PANDEMIC

On March 11, 2020, the World Health Organization characterized the novel strain of coronavirus disease COVID-19 as a global pandemic. The pandemic disrupted global supply chains, created pressure on workforces, and added volatility to the financial markets.

We are primarily a service business and, to date, we have experienced continuity in the majority of our work for our government clients, which accounted for approximately 76%, 71%, and 65% of our revenues for the years ended December 31, 2022, 2021, and 2020, respectively. There were postponements of events and challenges around project work requiring travel and personal contact to perform services under the contracts, but overall, our government clients have continued to require our services.

Of the remaining 24%, 29%, and 35% of our total revenue for the years ended December 31, 2022, 2021, and 2020, respectively, the majority was generated from commercial energy markets and commercial marketing services. In commercial energy, where we work primarily for utility clients, we have experienced trends similar to those with our government clients, although some aspects of energy efficiency programs have been altered to reduce direct interaction with consumers. The commercial marketing services include public event management and marketing technology, which was impacted based on the deferral or cancellation of marketing events. These two elements of commercial marketing services combined for 6%, 9% and 16% of our total company-wide revenues for the years ended December 31, 2022, 2021, and 2020 respectively.

During 2022, we completed our transition to in-person operations at all of our offices. Effective November 21, 2022, we no longer require current and prospective U.S.-based employees to be vaccinated or have reasonable accommodation in place, but we will continue to follow the public health guidance from Centers for Disease Control and Prevention, the local government, and our clients.

BUSINESS COMBINATIONS

A key element of our growth strategy is to pursue acquisitions. During the previous three fiscal years, we acquired a total of six companies summarized as follows:

Incentive Technology Group, LLC – In January 2020, we completed the acquisition of ITG, one of the leading providers of cloud-based platform services to the federal government.

Eco-Tech Consultants, Inc. – In December 2020, we completed the acquisition of Eco-Tech Consultants, Inc., an ecological consulting firm located in Louisville, Kentucky that provides a range of ecological services across the Eastern United States.

ESAC – In November 2021, we acquired ESAC, one of the leading specialized providers of advanced health analytics, research data management and bioinformatics solutions to U.S. federal health agencies.

Creative Systems and Consulting – In December 2021, we acquired Creative Systems, a premier provider of IT modernization and digital transformation solutions to U.S. federal agencies.

SemanticBits, LLC – In July 2022, we acquired SemanticBits, a premier partner to U.S. federal health agencies for mission-critical digital modernization solutions.

Blanton & Associates – In September 2022, we completed the acquisition of Blanton, an environmental consulting, planning, and project management firm headquartered in Austin, Texas.

CRITICAL ACCOUNTING ESTIMATES

Our discussion of financial condition and results of operations is based on our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The preparation of these consolidated financial statements requires us to make certain estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses. If any of these estimates, assumptions or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions.

We believe that the estimates, assumptions and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and, therefore, consider them to be critical accounting policies. Significant accounting estimates are more fully described and discussed in “Note 2 - Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements.”

Revenue Recognition

We generate our revenue by primarily providing services and technology-based solutions for clients. We enter into agreements with clients that create enforceable rights and obligations and for which it is probable that we will collect the consideration to which we will be entitled as services and solutions are provided to the client.

Our contracts may be partially funded, often incrementally in annual amounts. We determine the transaction price based on the history of funding, the client's need for the program, the length of time before funding is available, and the client's intent and ability to fund and include the unfunded portion of the contract if it is probable that it will be funded based on these criteria.

For contracts with multiple performance obligations and for customized solutions in which the pricing is based on specific negotiations with each client, we use a cost-plus margin approach to estimate the standalone selling price of each performance obligation. We generally recognize revenue over time as services and performance obligations are transferred to the client, based on the extent of progress towards satisfaction of the performance obligation. The selection of the method used to measure progress requires judgment and, among other things, is dependent on the contract type selected by the client during contract negotiation and the nature of the services and solutions to be provided.

For cost-based contracts, we recognize revenue as a single performance obligation based on contract costs incurred, as we become contractually entitled to reimbursement of the contract costs, plus a most likely estimate of award or incentive fees earned on those costs even though final determination of fees earned occurs after the contractually stipulated performance assessment period ends. For the years ended December 31, 2022, 2021, and 2020, revenue from cost-based contracts totaled $263.6 million, $274.1 million, and $237.6 million, respectively.

For performance obligations requiring the delivery of a service for a fixed price, we use the ratio of actual costs incurred to total estimated costs at completion (“EAC”) provided that costs incurred (an input method) represents a reasonable measure of progress towards the satisfaction of a performance obligation, in order to estimate the portion of total revenue earned. Contract costs that are not reflective of our progress toward satisfying a performance obligation are not included in the calculation of the measure of progress. We estimate the EAC by making certain assumptions and judgments such as the level of efforts from internal staff and/or subcontractors and cost of materials needed to complete the tasks. Our cost estimate is based on our prior experience and expertise in delivery of similar services, which allow us to make reasonable assumptions and estimates that are close to actual costs to complete the obligations. However, changes in the scope or complexity of work, availability of materials needed, or performance could cause a change in the EAC. We routinely review EACs for changes that could materially impact our measurement of progress toward completion of the performance obligations and adjust our revenue in the period that the changes occur. When a contract EAC exceeds the contract value, we recognize the loss in the same period of determination. For the years ended December 31, 2022, 2021, and 2020, our revenue from contracts in which we use EACs totaled $287.4 million, $253.6 million, and $199.2 million, respectively.

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

Fair Value of Acquired Assets from Business Combinations

Our consolidated balance sheets as of December 31, 2022 and 2021 include $126.5 million and $79.6 million, respectively, of net intangible assets that were created through business acquisitions.

We allocate the purchase price of an acquired business to the tangible assets and separately identifiable intangible assets acquired, less liabilities assumed, based on their respective fair values (except for contract assets and contract liabilities after the adoption of Accounting Standards Update 2021-08, Business Combinations: Accounting for Contract Assets and Contract Liabilities from Contracts with Customers). Such fair value assessment requires us to make assumptions, judgments, and estimates such as, but not limited to, future cash flows, revenue growth, customer retention rates, and discount rates based on information that exists at the date of the acquisition which may subsequently change. We recognize any adjustments to the preliminary amounts that are identified during the measurement period which is twelve months or less from the date of the acquisition.

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

Recent Accounting Pronouncements

New accounting standards are discussed in “Note 2 - Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements”.

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

Client markets

The following table shows revenue generated from client markets as a percentage of total revenue for the periods indicated. For each client, we have attributed all revenue from that client to the market we consider to be the client’s primary market, even if a portion of that revenue relates to a different market. Certain minor revenue amounts reported in the prior years have been reclassified within key market categories based on our current view of the client’s primary market in order to increase the comparability of the current year to prior years.

	Year ended December 31, 2022		Year ended December 31, 2021		Year ended December 31, 2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Energy, environment, and infrastructure	$664,996	37%	$653,080	42%	$609,358	40%
Health, education, and social programs	906,081	51%	677,736	44%	677,454	45%
Safety and security	129,357	7%	115,659	7%	120,599	8%
Consumer and financial	79,530	5%	106,573	7%	99,464	7%
Total	$1,779,964	100%	$1,553,048	100%	$1,506,875	100%

Our primary clients within the client markets are the agencies and departments of the federal government and commercial clients. Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us with strong client relationships. In 2022, 2021, and 2020, approximately 91%, 91%, and 92% of our revenue, respectively, was from prime contracts.

Client type

The table below shows our revenue by type of client as a percentage of total revenue for the periods indicated. Certain immaterial revenue amounts in the prior years have been reclassified due to minor adjustments and reclassification within client type.

	Year ended December 31, 2022		Year ended December 31, 2021		Year ended December 31, 2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent
U.S. federal government	$980,406	55%	$735,104	47%	$666,968	44%
U.S. state and local government	260,562	15%	235,353	15%	219,507	15%
International government	102,808	6%	139,237	9%	93,581	6%
Government	1,343,776	76%	1,109,694	71%	980,056	65%
Commercial	436,188	24%	443,354	29%	526,819	35%
Total	$1,779,964	100%	$1,553,048	100%	$1,506,875	100%

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

	Year ended December 31, 2022		Year ended December 31, 2021		Year ended December 31, 2020
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Time-and-materials	$713,581	40%	$633,152	41%	$732,365	49%
Fixed-price	802,804	45%	645,761	41%	536,903	35%
Cost-based	263,579	15%	274,135	18%	237,607	16%
Total	$1,779,964	100%	$1,553,048	100%	$1,506,875	100%

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

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of comprehensive income for the years ended December 31, 2022 and 2021 and expresses these items as a percentage of revenue for the periods indicated and the period-over-period rate of change in each of them. Our discussion of the items for the years ended December 31, 2021 and 2020 can be found in our Annual Report on Form 10-K for the year ended December 31, 2021, which was filed with the SEC on February 25, 2022.

Years Ended December 31, 2022 and 2021

(dollars in thousands)

	Year Ended December 31,				Year to Year Change
	2022	2021	2022	2021	2021 to 2022
	Dollars		Percentages		Dollars	Percent
Revenue	$1,779,964	$1,553,048	100.0%	100.0%	$226,916	14.6%
Direct Costs	1,134,422	979,570	63.7%	63.1%	154,852	15.8%
Operating Costs and Expenses
Indirect and selling expenses	486,863	430,572	27.4%	27.7%	56,291	13.1%
Depreciation and amortization	21,482	19,478	1.2%	1.3%	2,004	10.3%
Amortization of intangible assets	28,435	12,492	1.6%	0.8%	15,943	127.6%
Total Operating Costs and Expenses	536,780	462,542	30.2%	29.8%	74,238	16.1%
Operating Income	108,762	110,936	6.1%	7.1%	(2,174)	(2.0)%
Interest, net	(23,281)	(9,984)	(1.3)%	(0.6)%	(13,297)	133.2%
Other expense	(1,501)	(862)	(0.1)%	(0.1)%	(639)	74.1%
Income Before Income Taxes	83,980	100,090	4.7%	6.4%	(16,110)	(16.1)%
Provision for Income Taxes	19,737	28,958	1.1%	1.9%	(9,221)	(31.8)%
Net Income	$64,243	$71,132	3.6%	4.6%	$(6,889)	(9.7)%

Year ended December 31, 2022 compared to year ended December 31, 2021

Revenue. Revenue for the year ended December 31, 2022, was $1,780.0 million, compared to $1,553.0 million for the year ended December 31, 2021, representing an increase of $226.9 million or 14.6%. The growth in revenue was primarily from increases of $245.3 million from our U.S. federal government and $25.2 million from our U.S. state and local government client markets. These gains were offset by decreases of $36.4 from our international government and $7.2 million from our commercial client markets. As a percentage of total revenue, government revenues comprised 76% for the year ended December 31, 2022 and 71% for the prior year. Commercial revenues were 24% of total revenue for the year ended December 31, 2022 and 29% for the prior year. The increase in revenue from our U.S. federal government client market was from increases of $221.3 million, $12.6 million, and $11.4 million from our health, education, and social programs, energy, environment, and infrastructure, and safety and security client markets, respectively. The increase in revenue from our U.S. state and local government client market was from increases of $12.8 million and $12.5 million from energy, environment, and infrastructure and health, education, and social programs client markets, respectively, offset by a decrease of $0.1 million from safety and security client market. International government saw decreases of $35.7 million and $3.2 million from energy, environment, and infrastructure and health, education, and social programs client markets offset by an increase of $2.5 million from safety and security client market. The decrease in commercial revenue was from $27.0 million, $2.3 million, and $0.1 million from our consumer and financial, health, education, and social programs, and safety and security client markets offset by an increase of $22.2 million from energy, environment, and infrastructure client market.

Direct costs. Direct costs for the year ended December 31, 2022 were $1,134.4 million compared to $979.6 million for the year ended December 31, 2021, an increase of $154.9 million or 15.8%. The increase in direct costs reflect the growth in business resulting in an increase in our headcount and direct labor and associated fringe benefits costs of $103.4 million and $51.5 million in subcontractor and other direct costs. For the year ended December 31, 2022, direct labor and associated fringe benefits costs as a percentage of total direct costs was 56.4% compared to 54.8% for the same period in 2021, and subcontractor and other direct costs as a percentage of total direct costs was 43.6% compared to 45.2% in 2021. Direct costs as a percent of revenue was 63.7% for the year ended December 31, 2022 compared to 63.1% for 2021.

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

Indirect and selling expenses for the year ended December 31, 2022, were $486.9 million compared to $430.6 million for 2021, an increase of $56.3 million or 13.1%. The increase in indirect and selling expenses was primarily due to an increase in indirect labor and associated fringe benefits costs and other compensation costs of $37.2 million, and in general and administrative costs of $19.1 million. The increase in indirect labor, associated fringe benefits costs, and other compensation costs was due to higher headcounts for the year ended December 31, 2022 as compared to the same period in 2021. Indirect labor as a percentage of total indirect and selling expenses was 67.2% for the year ended December 31, 2022 which is comparable to the 67.4% for the same period in 2021. General and administrative costs as a percentage to total indirect and selling expenses was 32.8% for the year ended December 31, 2022 compared to 32.6% for 2021. Indirect and selling expenses as a percent of revenue decreased to 27.4% for the year ended December 31, 2022, compared to 27.7% for the year ended December 31, 2021.

Depreciation and amortization. Depreciation and amortization was $21.5 million for the year ended December 31, 2022, compared to $19.5 million for the prior year, an increase of $2.0 million or 10.3%. The increase was the result of additional capital expenditures for our newly occupied Reston, Virginia headquarters.

Amortization of intangible assets. Amortization of intangible assets for the year ended December 31, 2022 was $28.4 million compared to $12.5 million for the prior year. The increase was due to amortization of additional intangible assets acquired from our recent acquisitions of ESAC and Creative in the fourth quarter of 2021 and of SemanticBits and Blanton in 2022.

Operating income. For the year ended December 31, 2022, operating income was $108.8 million compared to $110.9 million for the prior year, a decrease of $2.1 million or 2.0%. The main drivers for the decrease were lower gross margins in 2022 compared to 2021, higher indirect and selling expenses to support our growing operations, and higher amortization expense from our recent acquisitions, offset by higher revenue. Operating income as a percentage of revenue was 6.1% for the year ended December 31, 2022 compared to 7.1% for the prior year.

Interest, net. For the year ended December 31, 2022, interest, net was $23.3 million, compared to $10.0 million for the prior year, an increase of $13.3 million or 133.2%. The increase for the year ended December 31, 2022 was primarily due to our higher average debt balance of $575.0 million in 2022 compared to $335.5 million in 2021. The higher average debt balance was due, in part, to the acquisition of SemanticBits and Blanton in 2022. In addition, our average interest rate increased to 3.3% in 2022 compared to 1.6% in 2021. Interest income was $0.2 million compared to $0.3 million for 2022 and 2021, respectively.

Other expense. For the year ended December 31, 2022, other expense was $1.5 million compared to $0.9 million for the prior year. The increase of $0.6 million was primarily due to losses from disposal of fixed assets as a result of moving from our prior headquarters.

Provision for income taxes. The effective income tax rate for the years ended December 31, 2022 and December 31, 2021, was 23.5% and 28.9%, respectively. Our effective tax rate, including state and foreign taxes net of federal benefit for the year ended December 31, 2022, was lower than the prior year primarily due to the impact of a tax loss incurred on a subsidiary investment, windfall tax benefits of equity-based compensation, and federal and state tax credits partially offset by non-deductible executive compensation, transaction costs, and losses on insurance investments recognized.

NON-GAAP MEASURES

The following tables provide reconciliations of financial measures that are not calculated in accordance with generally accepted accounting principles in the U.S. to their most comparable U.S. GAAP measures (“non-GAAP”). While we believe that these non-GAAP financial measures may be useful in evaluating our financial information, they should be considered supplemental in nature and not as a substitute for financial information prepared in accordance with U.S. GAAP. Other companies may define similarly titled non-GAAP measures differently and, accordingly, care should be exercised in understanding how we define these measures as similarly named measures are unlikely to be comparable across different companies.

Service Revenue

We compute Service Revenue as U.S. GAAP revenue less subcontractor and other direct costs (which include third-party materials and travel expenses). We believe Service Revenue is a useful measure to investors as it represents services that we provide to clients through our own employees.

The table below presents a reconciliation of U.S. GAAP revenue to Service Revenue for the periods indicated:

	Year ended December 31,
	2022	2021	2020
Revenue	$1,779,964	$1,553,048	$1,506,875
Subcontractor and other direct costs	(494,561)	(443,135)	(463,364)
Service revenue	$1,285,403	$1,109,913	$1,043,511

EBITDA and Adjusted EBITDA

Earnings before interest, tax, and depreciation and amortization (“EBITDA”) is a measure we use to evaluate operating performance. We believe EBITDA is useful in assessing ongoing trends and, as a result, may provide greater visibility in understanding our operations.

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated.

	Year ended December 31,
	2022	2021	2020
Net income	$64,243	$71,132	$54,959
Interest, net	23,281	9,984	13,712
Provision for income taxes	19,737	28,958	19,714
Depreciation and amortization	49,917	31,970	33,748
EBITDA (1)	157,178	142,044	122,133
Impairment of long-lived assets (2)	8,354	8,215	3,090
Acquisition-related expenses (3)	6,441	4,798	1,983
Severance and other costs related to staff realignment (4)	6,302	1,242	4,764
Facilities consolidations and office closures (5)	5,034	1,434	1,852
Expenses related to the transfer to our new corporate headquarters (6)	8,287	899	—
Expenses related to retirement of Executive Chair (7)	—	397	8,825
Expenses related to our agreement for the sale of receivables (8)	240	—	—
Total Adjustments	34,658	16,985	20,514
Adjusted EBITDA	$191,836	$159,029	$142,647

(1)
The calculation of EBITDA for the years ended December 31, 2021 and 2020 has been revised to conform to the current period calculation of EBITDA. Specifically, interest income of $0.3 million and $0.2 million was reclassified from "Other expense" to "Interest, net" on the consolidated statements of comprehensive income.
(2)
Represents impairment of right-of-use lease assets associated with certain operating leases ceased to be used by us. The amount for the year ended December 31, 2021 been revised to include $0.3 million in losses on disposal of fixed assets related to the leases to conform to the current presentation.

(3)
These costs consist primarily of third-party costs and integration costs associated with our acquisitions and/or potential acquisitions and divestitures.
(4)
These costs are mainly due to involuntary employee termination benefits for Company officers, groups of employees who have been terminated as part of a consolidation or reorganization or, to the extent that the costs are not included in the previous two categories, involuntary employee termination benefits for employees who were terminated as a result of COVID-19.
(5)
These costs are exit costs associated with terminated leases or full office closures. The exit costs include charges incurred under a contractual obligation that existed as of the date of the accrual and for which we will (i) continue to pay until the contractual obligation is satisfied but with no economic benefit to us or (ii) we contractually terminated the obligation and ceased utilizing the facilities. The amount for the year ended December 31, 2020 been revised to include $0.2 million in losses on disposal of fixed assets related to the leases to conform to the current presentation.
(6)
These costs are additional rent as a result of us taking possession of our new corporate headquarters in Reston, Virginia, during the fourth quarter of 2021 as well as losses from disposal of fixed assets that we recognized as a result of our transfer to Reston.
(7)
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
(8)
These costs include legal and structuring fees related to our 2022 Master Receivables Purchase Agreement with MUFG Bank, Ltd.put in place for the sale of our receivables from time-to-time.

Non-GAAP Diluted Earnings per Share

Non-GAAP diluted earnings per share (“Non-GAAP Diluted EPS”) represents diluted U.S. GAAP earnings per share (“U.S. GAAP Diluted EPS”) excluding the impact of certain items noted above, as well as the impact of amortization of intangible assets related to our acquisitions and income tax effects of these exclusions. While these adjustments may be recurring and not infrequent or unusual, we do not consider these adjustments to be indicative of the performance of our ongoing operations. We believe that the supplemental adjustments applied in calculating Non-GAAP Diluted EPS are reasonable and appropriate to provide additional information to investors.

The following table presents a reconciliation of U.S. GAAP Diluted EPS to Non-GAAP Diluted EPS for the periods indicated:

	Year ended December 31,
	2022	2021	2020
U.S. GAAP Diluted EPS	$3.38	$3.72	$2.87
Impairment of long-lived assets	0.44	0.43	0.16
Acquisition-related expenditures	0.34	0.25	0.10
Severance and other costs related to staff realignment	0.33	0.06	0.25
Facilities consolidations and office closures	0.26	0.08	0.10
Expenses related to the transfer to our new corporate headquarters	0.44	0.05	—
Expenses related to retirement of Executive Chair	—	0.02	0.46
Expenses related to our agreement for the sale of receivables	0.01	—	—
Amortization of intangibles	1.49	0.65	0.70
Income tax effects (1)	(0.92)	(0.44)	(0.47)
Non-GAAP Diluted EPS	$5.77	$4.82	$4.17

(1)
Income tax effects were calculated using the effective tax rate, adjusted for discrete items, if any, of 28.0%, 28.9% and 26.4% for the year ended December 31, 2022, 2021 and 2020, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, debt service, dividends, and share repurchases. We expect to meet these requirements through a combination of our cash and cash equivalents at hand, cash flow from operations and borrowings. Our primary source of borrowings is from our Credit Facility, as described in “Note 10 - Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Annual Report. As of December 31, 2022, we had $545.4 million of unused borrowing capacity, or $440.0 million after taking into account the financial and performance-based limitations, available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program. Should the need arise, we intend to further increase our borrowing capacity in the future to provide us with adequate working capital to continue our ongoing operations.

In March 2020, the World Health Organization characterized the novel COVID-19 virus as a global pandemic. Although we continue to face risks and uncertainties related to COVID-19 and its variants, to date we have not experienced any significant impact on our liquidity and capital resources which remain available to us.

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

Material Cash Requirements from Contractual Obligations. As of December 31, 2022, contractual obligations that require a material use of cash include repayments of our Credit Facility and operating lease obligations for facilities and equipment.

At December 31, 2022, our outstanding Credit Facility balance was $556.3 million, net of unamortized debt issuance costs, of which $23.3 million is due in 2023, $26.0 million in 2024, $35.8 million in 2025, $39.0 million in 2026, and the remaining $437.4 million due upon maturity in 2027. We borrow funds under the Credit Facility at interest rates based on both the SOFR (i.e. 1, 3, or 6-month rates) and a fluctuating Base Rate (see “Note 10 - Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Annual Report). Assuming that our interest rate on the Credit Facility is the same as on December 31, 2022, we anticipate our interest payments on the debt to be approximately $32.5 million in 2023, $31.0 million in 2024, $29.2 million in 2025, $26.8 million in 2026, and $6.7 million in 2027 when our Credit Facility expires. The estimates do not take into accounts future drawdowns and repayments on the debt or changes in the variable interest rate, and actual interest may be different.

As of December 31, 2022, we have operating leases for facilities and equipment with remaining terms ranging from 1 to 16 years. Our current and long-term operating lease liabilities of $201.6 million at December 31, 2022 represent the present value of the minimum payments required under the non-cancellable leases, and the actual cash payments total $248.7 million. The operating lease payment obligations by year are further discussed in “Note 7 - Leases” in the “Notes to Consolidated Financial Statements”.

As of December 31, 2022, we also have a finance lease for our Reston headquarters equipment and furniture with lease payment obligations through 2029 as discussed in “Note 7 - Leases” in the “Notes to Consolidated Financial Statements”. The current and long-term finance lease liabilities at December 31, 2022 of $18.5 million represent the present value of the minimum payments.

Inflation. Our business and results of operations have not been materially affected by inflation and changing prices during the period presented and we do not expect to be materially affected in the future due to the nature of our business as a provider of professional services with contracts that can be negotiated with new prices.

Share Repurchase Program. The objective of our share repurchase program has been to offset dilution resulting from employee stock compensation. Under the program, purchases can be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and in accordance with applicable insider trading and other securities laws and regulations. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. The purchases will be funded from existing cash balances and/or borrowings and the repurchased shares will be held in treasury. Our Credit Facility permits share repurchases, provided that our Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.00 million. Notwithstanding the formula-based limit, we are permitted to make share repurchases up to $25 million per calendar year provided that we are not in default.
In September 2017, the Company’s board of directors (the “board”) approved a share repurchase program that authorizes share repurchases in the aggregate up to $100.0 million. In November 2021, the board approved an increase to the share repurchase program to a new limit of $200.0 million, inclusive of the prior limit. During the year ended December 31, 2022, we repurchased 176,375 shares under this program at an average price of $96.18 per share. As of December 31, 2022, $111.9 million remained available for share repurchase.

Dividends. Cash dividends declared in 2022 were as follows:

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

	Year ended December 31,
(in thousands)	2022	2021	2020
Net cash provided by operating activities	$162,206	$110,205	$173,145
Net cash used in investing activities	(258,844)	(194,481)	(270,948)
Net cash provided by financing activities	90,371	23,233	169,955
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,198)	(511)	3,353
(Decrease) increase in cash, cash equivalents and restricted cash	$(7,465)	$(61,554)	$75,505

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered. In the fourth quarter of 2022, we entered into a Master Receivables Purchase Agreement with MUFG Bank, Ltd. that allows us to sell certain billed receivables (see “Note 4 - Contract Receivables, Net” in the “Notes to Consolidated Financial Statements” in this Annual Report) and sold $10.0 million of billed receivables under this arrangement.

Operating activities provided $162.2 million in cash for the year ended December 31, 2022 compared to $110.2 million for 2021, an increase of $52.0 million. The increase was primarily due to an increase of cash resulting from higher collections of our billed receivables, sale of certain billed receivables, timing of vendor payments, and lower income tax payments, offset by higher interest payments.

Investing activities used cash of $258.8 million for the year ended December 31, 2022, compared to $194.5 million for, 2021 as a result of higher usage of cash for acquisitions and for purchases of property, equipment, and software. During the year ended December 31, 2022 we used $237.3 million to acquire SemanticBits and Blanton. During the year ended December 31, 2021, we used $174.5 million for payments to acquire ESAC and Creative Systems.

Our cash flows from financing activities provided $90.4 million for the year ended December 31, 2022 compared to $23.2 million for 2021. The increase was primarily due to additional net borrowings against our Credit Facility of $30.1 million and lower net payments of restricted contract funds of $45.5 million partially offset by higher debt issuance costs of $4.9 million.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under the Credit Facility and foreign exchange rate risk.

Borrowings under the Credit Facility accrue interest at variable rates. We monitor interest rate fluctuations and outlooks as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects of higher interest rates on our results of operations. As part of this strategy, we may use interest rate swap arrangements to hedge a portion of our interest rate risk by securing hedges that effectively convert our variable rate debt to fixed rate debt. We do not use such instruments for speculative or trading purposes. Based on our borrowings under the Credit Facility and amount of hedging in 2022, a 1% increase in interest rates would have increased interest expense by approximately $5.9 million and would have decreased our annual net income and operating cash flows by a comparable amount. At December 31, 2022, we had four interest rate swap agreements with a total aggregate notional amount of $200.0 million to hedge against changes in interest rates and offset potential increases in interest expense. See “Note 12 - Derivative Instruments and Hedging Activities” in the “Notes to Consolidated Financial Statements”.

As a result of conducting business in currencies other than the U.S. dollar, we are subject to market risk with respect to adverse fluctuations in currency exchange rates. In general, our currency risk is mitigated largely by matching costs with revenues in a given currency. However, our exposure to fluctuations in other currencies against the U.S. dollar increases as a greater portion of our revenue is generated in currencies other than the U.S. dollar. We may have hedges in place to mitigate our foreign exchange risk related to our operations in Europe; however, given the amount of business conducted outside of the U.S, there is some risk that revenue and profits will be affected by foreign currency exchange rate fluctuations.

We use a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue. During the year ended December 31, 2022, 8% of our revenue was generated from our international operations based on the location to which a contract was awarded. As a result, a 10% increase or decrease in the value of the U.S. dollar against all currencies would have an estimated impact on revenue of approximately 1%, or $13.5 million. Actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of ICF International, Inc. and subsidiaries are provided in Part IV in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the Company’s management, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2022 to provide reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined as of December 31, 2022 in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2022.

As permitted by the SEC rules, management’s assessment and conclusion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2022, excludes an assessment of the internal control over financial reporting of SemanticBits and Blanton, acquired on July 13, 2022 and September 1, 2022, respectively. SemanticBits and Blanton represent total assets, excluding goodwill and intangibles related to the acquisitions, and revenues constituting 1.2% and 3.8%, respectively, of the Company’s consolidated total assets and total revenues as of and for the year ended December 31, 2022.

The Company’s independent registered public accounting firm, Grant Thornton LLP, has issued an audit report on the Company’s internal control over financial reporting, which appears herein.

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

Changes in Internal Control Over Financial Reporting. There were no material changes in our internal control over financial reporting during the last quarter of 2022, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders (the “2023 Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Financial Statements

(2)
Financial Statement Schedules

The financial statement schedules have been omitted since the required information is not applicable or included in the consolidated financial statements and accompanying notes included in this Form 10-K.

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

4.3

Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to the Company's Form 10-K, filed February 25, 2022).

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

10.16	Severance Letter Agreement by and between the Company and Sergio J. Ostria, dated March 6, 2012 (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K, filed on March 8, 2016). +

10.17	Amended and Restated Credit Agreement, dated May 6, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 6, 2022).

10.18

Deed of Lease by and between Hunters Branch Leasing, LLC and ICF Consulting Group, Inc., effective April 1, 2010 (Incorporated by reference to Exhibit 10.6 to the Company’s Form 10-K, filed March 11, 2010).

10.19	Lease Agreement between ICF Consulting Group, Inc. and CRS Plaza II, LLC, dated as of October 24, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed October 30, 2019).

10.20

Equity Purchase Agreement between Incentive Technology Group, LLC, Project Lucky Holdings, LLC, Shadi Michelle Branch, Adam Branch, and ICF Incorporated, L.L.C., dated January 13, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A, filed January 14, 2020).

10.21

Equity Purchase Agreement by and among Creative Systems and Consulting, L.L.C., Project Apple Holdings, LLC, Vanitha Khera, Vishal Khera, and ICF Incorporated, L.L.C., dated December 13, 2021
(Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A, filed December 17, 2021).

10.22

Equity Purchase Agreement by and among ICF Incorporated, L.L.C., SemanticBits, LLC, Ramprakash Chilukuri, Vinay Kumar, and Ramprakash Chilukuri, as the Sellers’ Representative, dated June 8, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A, filed July 1, 2022).

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

101

The following materials from the ICF International, Inc. Annual Report on Form 10-K for the year ended December 31, 2022 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. *

104	The cover page from the Company's Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL

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

March 1, 2023	ICF INTERNATIONAL, INC.
	By:	/s/ JOHN WASSON
John Wasson
Chair, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN WASSON	Chair, President, Chief Executive Officer, and Director (Principal Executive Officer)	March 1, 2023
John Wasson

/s/ BARRY BROADUS	Chief Financial Officer (Principal Financial Officer and Interim Principal Accounting Officer)	March 1, 2023
Barry Broadus

/s/ MARILYN CROUTHER	Director	March 1, 2023
Marilyn Crouther

/s/ SCOTT SALMIRS	Director	March 1, 2023
Scott Salmirs

/s/ Dr. SRIKANT M. DATAR	Director	March 1, 2023
Dr. Srikant M. Datar

/s/ CHERYL W. GRISÉ	Director	March 1, 2023
Cheryl W. Grisé

/s/ MICHAEL J. VAN HANDEL	Director	March 1, 2023
Michael Van Handel

/s/ RANDALL MEHL	Director	March 1, 2023
Randall Mehl

/s/ Dr. MICHELLE A. WILLIAMS	Director	March 1, 2023
Dr. Michelle A. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

Board of Directors and Stockholders

ICF International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 1, 2023 expressed an unqualified opinion.

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

Revenue Recognition – estimates-at-completion

As described further in Note 2 to the consolidated financial statements, the Company generally recognizes revenue over time as control transfers to a client, based on the extent of progress towards satisfaction of the related performance obligation. On certain contracts in which costs incurred represents a reasonable measure of progress toward satisfaction of a performance obligation and transfer of control to a customer, revenue is recognized over time using a cost-input method (referred to as the cost-to-cost method). Under the cost-to-cost method, revenue is recognized based on the proportion of total costs incurred to estimated total costs-at-completion (“EAC”). A performance obligation’s EAC includes all direct costs such as level of effort from internal staff and/or subcontractors and costs of materials needed to complete the tasks. The accounting for these contracts involves judgement, particularly as it relates to the process of estimating total costs for the performance obligation. We identified the estimates of total costs for the performance obligations that recognize revenue using the cost-to-cost method as a critical audit matter.

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

•
We tested the design and operating effectiveness of controls related to management’s review of estimate-at-completion analyses and the significant assumptions underlying the estimated total costs to complete.
•
We tested management’s process for developing, revising and applying estimates-at-completion to a selection of contracts. Our testing included evaluating key inputs and assumptions by comparing them to underlying supporting documentation, contract documentation or other corroborating evidence, such as subcontractor agreements, customer correspondence and contractual milestones or other documentation that supports estimated costs.
•
We performed a lookback analysis of certain contracts completed during the year ended December 31, 2022 and compared the final estimated costs at completion to the estimate of costs throughout the contract life cycle to assess the Company’s ability to develop reasonable estimates.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2000.

Arlington, Virginia

March 1, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in the 2013 Internal Control—Integrated Frameworkissued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2022, and our report dated March 1, 2023 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of SemanticBits, LLC and Blanton & Associates, wholly-owned subsidiaries, whose financial statements reflect total assets and revenues constituting 1.2% and 3.8% percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2022. As indicated in Management’s Report, SemanticBits, LLC and Blanton & Associates were acquired during 2022. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of SemanticBits, LLC and Blanton & Associates.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia

March 1, 2023

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2022	December 31, 2021
ASSETS
Current Assets:
Cash and cash equivalents	$11,257	$8,254
Restricted cash	1,711	12,179
Contract receivables, net	232,337	237,684
Contract assets	169,088	137,867
Prepaid expenses and other assets	40,709	42,354
Income tax receivable	11,616	10,825
Total Current Assets	466,718	449,163
Property and Equipment, net	85,402	52,053
Other Assets:
Goodwill	1,212,898	1,046,760
Other intangible assets, net	126,537	79,645
Operating lease - right-of-use assets	149,066	177,417
Other assets	51,637	44,496
Total Assets	$2,092,258	$1,849,534

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$23,250	$10,000
Accounts payable	135,778	105,652
Contract liabilities	25,773	39,665
Operating lease liabilities - current	19,305	34,901
Finance lease liabilities - current	2,381	—
Accrued salaries and benefits	85,991	85,517
Accrued subcontractors and other direct costs	45,478	39,400
Accrued expenses and other current liabilities	78,036	61,496
Total Current Liabilities	415,992	376,631
Long-term Liabilities:
Long-term debt	533,084	411,605
Operating lease liabilities - non-current	182,251	191,805
Finance lease liabilities - non-current	16,116	—
Deferred income taxes	68,038	41,913
Other long-term liabilities	23,566	24,110
Total Liabilities	1,239,047	1,046,064

Commitments and Contingencies (Note 20)

Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 23,771,596 and 23,535,671 shares issued; and 18,883,050 and 18,876,490 shares outstanding at December 31, 2022 and 2021, respectively	23	23
Additional paid-in capital	401,957	384,984
Retained earnings	703,030	649,298
Treasury stock, 4,906,209 and 4,659,181 shares at December 31, 2022 and 2021, respectively	(243,666)	(219,800)
Accumulated other comprehensive loss	(8,133)	(11,035)
Total Stockholders’ Equity	853,211	803,470
Total Liabilities and Stockholders’ Equity	$2,092,258	$1,849,534

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in thousands, except per share amounts)	2022	2021	2020
Revenue	$1,779,964	$1,553,048	$1,506,875
Direct costs	1,134,422	979,570	972,406
Operating costs and expenses:
Indirect and selling expenses	486,863	430,572	411,612
Depreciation and amortization	21,482	19,478	20,399
Amortization of intangible assets	28,435	12,492	13,349
Total operating costs and expenses	536,780	462,542	445,360

Operating income	108,762	110,936	89,109
Interest, net	(23,281)	(9,984)	(13,712)
Other expense	(1,501)	(862)	(724)
Income before income taxes	83,980	100,090	74,673
Provision for income taxes	19,737	28,958	19,714
Net income	$64,243	$71,132	$54,959

Earnings per share:
Basic	$3.41	$3.77	$2.92
Diluted	$3.38	$3.72	$2.87

Weighted-average common shares outstanding:
Basic	18,818	18,868	18,841
Diluted	19,033	19,124	19,135

Cash dividends declared per common share	0.56	0.56	0.56

Other comprehensive income (loss), net of tax	2,902	3,071	(1,962)
Comprehensive income, net of tax	$67,145	$74,203	$52,997

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2020	18,868	$23	$346,795	$544,840	3,978	$(164,963)	$(12,144)	$714,551
Net income	—	—	—	54,959	—	—	—	54,959
Other comprehensive loss	—	—	—	—	—	—	(1,962)	(1,962)
Equity compensation	—	—	17,555	—	—	—	—	17,555
Exercise of stock options	70	—	2,652	—	—	—	—	2,652
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	389	—	2,056	—	—	—	—	2,056
Net payments for stock buybacks	(417)	—	—	—	417	(31,782)	—	(31,782)
Cumulative-effect adjustments for adoption of accounting principle	—	—	—	(513)	—	—	—	(513)
Dividends declared	—	—	—	(10,555)	—	—	—	(10,555)
Balance at December 31, 2020	18,910	$23	$369,058	$588,731	$4,395	$(196,745)	$(14,106)	$746,961
Net income	—	—	—	71,132	—	—	—	71,132
Other comprehensive income	—	—	—	—	—	—	3,071	3,071
Equity compensation	—	—	13,230	—	—	—	—	13,230
Exercise of stock options	8	—	233	—	—	—	—	233
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	222	—	2,463	—	—	—	—	2,463
Net payments for stock buybacks	(264)	—	—	—	264	(23,055)	—	(23,055)
Dividends declared	—	—	—	(10,565)	—	—	—	(10,565)
Balance at December 31, 2021	18,876	$23	$384,984	$649,298	4,659	$(219,800)	$(11,035)	$803,470
Net income	—	—	—	64,243	—	—	—	64,243
Other comprehensive income	—	—	—	—	—	—	2,902	2,902
Equity compensation	—	—	13,171	—	—	—	—	13,171
Exercise of stock options	19	—	602	—	—	—	—	602
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	235	—	3,200	—	—	—	—	3,200
Net payments for stock buybacks	(247)	—	—	—	247	(23,866)	—	(23,866)
Dividends declared	—	—	—	(10,511)	—	—	—	(10,511)
Balance at December 31, 2022	18,883	$23	$401,957	$703,030	4,906	$(243,666)	$(8,133)	$853,211

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2022	2021	2020
Cash Flows from Operating Activities
Net income	$64,243	$71,132	$54,959
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	248	10,912	4,062
Deferred income taxes	7,428	8,816	(1,865)
Non-cash equity compensation	13,171	13,230	17,555
Depreciation and amortization	49,917	31,970	33,748
Facilities consolidation reserve	(317)	(302)	(288)
Amortization of debt issuance costs	1,305	617	710
Impairment of long-lived assets	8,412	7,901	3,090
Other adjustments, net	1,283	1,099	964
Changes in operating assets and liabilities, net of the effect of acquisitions:
Net contract assets and liabilities	(41,634)	3,069	6,064
Contract receivables	19,732	(19,021)	54,384
Prepaid expenses and other assets	(20,737)	4,529	(5,410)
Operating lease assets and liabilities, net	(1,466)	(5,481)	(2,307)
Accounts payable	30,003	13,479	(51,177)
Accrued salaries and benefits	(3,337)	(5,616)	26,810
Accrued subcontractors and other direct costs	6,965	(38,575)	32,544
Accrued expenses and other current liabilities	24,742	26,697	(18,198)
Income tax receivable and payable	(1,526)	(12,802)	5,375
Other liabilities	3,774	(1,449)	12,125
Net Cash Provided by Operating Activities	162,206	110,205	173,145

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(24,475)	(19,932)	(17,683)
Payments for business acquisitions, net of cash acquired	(237,280)	(174,549)	(253,265)
Proceeds from working capital adjustments related to prior business acquisition	2,911	—	—
Net Cash Used in Investing Activities	(258,844)	(194,481)	(270,948)

Cash Flows from Financing Activities
Advances from working capital facilities	1,583,936	881,037	1,020,451
Payments on working capital facilities	(1,446,125)	(773,264)	(870,114)
Payments on capital expenditure obligations	—	—	(1,712)
Receipt of restricted contract funds	15,721	264,214	65,694
Payment of restricted contract funds	(25,959)	(319,990)	(106)
Debt issuance costs	(4,907)	—	(2,094)
Proceeds from exercise of options	602	2,848	37
Dividends paid	(10,547)	(10,565)	(10,551)
Net payments for stockholder issuances and buybacks	(21,218)	(20,040)	(29,726)
Payments on business acquisition liabilities	(1,132)	(1,007)	(1,924)
Net Cash Provided by Financing Activities	90,371	23,233	169,955
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(1,198)	(511)	3,353

(Decrease) Increase in Cash, Cash Equivalents, and Restricted Cash	(7,465)	(61,554)	75,505
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	20,433	81,987	6,482
Cash, Cash Equivalents, and Restricted Cash, End of Period	$12,968	$20,433	$81,987

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$22,782	$10,331	$14,337
Income taxes	$16,476	$34,132	$15,954
Non-cash investing and financing transactions:
Share repurchases transacted but not settled and paid	$—	$552	$—
Tenant improvements funded by lessor	$20,253	$—	$3,124
Acquisition of property and equipment through finance lease	$18,319	$—	$—
Exercise of options receivable from shareholders	$—	$—	$2,615

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

The Company, incorporated in Delaware, is headquartered in Reston, Virginia. It maintains additional offices throughout the world, including 58 offices in the U.S. and U.S. territories and 24 offices in key markets outside the U.S., including offices in the United Kingdom (“U.K.”), Belgium, India, and Canada.

Reclassification

Certain immaterial amounts in the consolidated statements of comprehensive income have been reclassified to conform to the current year’s presentation. To be consistent with the current presentation of interest, net, the Company reclassified $0.3 million and $0.2 million in interest income for the years ended December 31, 2021 and 2020, respectively, from “Other expense” to “Interest, net”.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the consolidated financial statements where estimates may have the most significant effect include contractual and regulatory reserves, valuation and lives of tangible and intangible assets, contingent consideration related to business acquisitions, impairment of goodwill and long-lived assets, accrued liabilities, revenue recognition (including estimates of variable considerations in determining the total contract price and allocation of performance obligations), the remaining costs-to-complete fixed-price contracts, bonus and other incentive compensation, stock-based compensation, reserves for tax benefits and valuation allowances on deferred tax assets, provisions for income taxes, collectability of receivables, and loss accruals for litigation. Actual results experienced by the Company may differ from management’s estimates.

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

The Company evaluates whether two or more agreements should be accounted for as one single contract and whether combined or single agreements should be accounted for as more than one performance obligation. For most contracts, the client requires the Company to perform a number of tasks in providing an integrated output for which the client has contracted, and, hence, contracts of this type are tracked as having only one performance obligation since a substantial part of the Company’s promise is to ensure the individual tasks are incorporated into a combined output in accordance with contract requirements. When contracts are separated into multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. The Company generally provides customized solutions in which the pricing is based on specific negotiations with each client, and, in these cases, the Company uses a cost-plus margin approach to estimate the standalone selling price of each performance obligation. Certain long-term contracts contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts are generally awarded at the completion of a contractually stipulated performance assessment period based on the achievement of performance metrics, program milestones or cost targets, and the amount awarded may be subject to client discretion. Variable consideration is estimated based on the most likely amount. Once the Company selects a method to estimate variable consideration, it applies that method consistently. Estimates of variable consideration will be constrained only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

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

Long-term contracts typically contain billing terms that provide for invoicing monthly or upon completion of milestones, and payment on a net 30-day basis. Therefore, the timing of billings and cash receipts may differ from the timing of revenue recognition resulting in either contract assets or contract liabilities. Exceptions to monthly billing terms are to ensure that the Company performs satisfactorily rather than representing a significant financing component. For cost-based contracts, the Company’s performance is evaluated during a contractually stipulated performance period and, while contract costs may be billed on a monthly basis, the Company is generally permitted to bill for incentive or award fees only after the completion of the performance assessment period, which may occur quarterly, semi-annually or annually, and after the client completes the performance assessment. Fixed-price contracts may provide for milestone billings based on the attainment of specific project objectives rather than for billing on a monthly basis. Moreover, contracts may require retention or hold backs that are paid at the end of the contract to ensure that the Company performs in accordance with requirements. The Company does not assess whether a contract contains a significant financing component if the Company expects, at contract inception, that the period between payment by the client and the transfer of promised services to the client will be one year or less.

The Company generally recognizes revenue over time as control is transferred to a client, based on the extent of progress towards satisfaction of the performance obligation. The selection of the method used to measure progress requires judgment and is dependent, among other factors, on the contract type and the nature of the services provided.

For time-and-materials contracts, the Company uses the right to invoice practical expedient to determine the revenue earned based on hours worked in contract performance at negotiated billing rates. Fixed-price level-of-effort contracts are substantially similar to time-and-materials contracts except that the Company is required to deliver a specified level of effort over a stated period of time. For these contracts, the Company determines the revenue earned using contract hours worked at negotiated bill rates as the Company delivers the contractually required workforce.

For cost-based contracts, the Company recognizes revenue based on contract costs incurred, as the Company becomes contractually entitled to reimbursement of the contract costs, plus a most likely estimate of award or incentive fees earned on those costs even though final determination of fees earned occurs after the contractually-stipulated performance assessment period ends.

For fixed-price contracts, the Company uses the percentage-of-completion method to estimate the amount of revenue, based on the ratio of actual costs incurred to total estimated costs, provided that costs incurred (an input method) represents a reasonable measure of progress towards the satisfaction of a performance obligation and transfer of control to the customer. This method provides a faithful depiction of the transfer of value to the client when the Company is satisfying a performance obligation that entails integration of tasks for a combined output, which requires the Company to coordinate the work of employees, subcontractors and delivery of other contract costs. Contract costs that are not reflective of the Company’s progress toward satisfying a performance obligation are not included in the calculation of the measure of progress. When this method is used, the changes in estimated costs to complete the obligations result in adjustments to revenue on a cumulative catch-up basis, which causes the effect of revised estimates for prior periods to be recognized in the current period. Changes in these estimates may routinely occur over contract performance for a variety of reasons, which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in estimated incentive or award fees; or performing better or worse than previously estimated.

In some fixed-price service contracts, the Company performs services of a recurring nature, such as maintenance and other services of a “stand ready” nature. For these contracts, the Company has the right to consideration in an amount that corresponds directly with the value that the client has received. Therefore, the Company records revenue on a time-elapsed basis to reflect the transfer of control to the client throughout the contract.

Contracts may be modified to reflect changes in contract specifications and requirements, and these changes may create new enforceable rights and obligations. Modifications that are for services that are not distinct from the existing agreement due to the significant integration service that the Company provides are accounted for as part of an existing performance obligation. The effect of these modifications on the transaction price and the Company’s measure of progress in fulfilling the performance obligation to which they relate is recognized as an adjustment to revenue on a cumulative catch-up basis. Revenue from modifications that create new, distinct performance obligations is recognized based on the Company’s progress in fulfilling the requirements of the new obligations.

For construction-type fixed-price contracts in which the estimated cost to perform exceeds the consideration to be received, the Company accrues for the entire estimated loss during the period in which the loss is determined by recording additional direct costs.

For performance obligations that are satisfied over time, the Company recognizes the cost to fulfill contracts when incurred, unless the costs are within the scope of another topic in which case the guidance of that topic is applied. The Company evaluates incremental costs of obtaining a contract and, if they are recoverable from the client and relate to a specific future contract, they are deferred and recognized over contract performance or the estimated life of the customer relationship if renewals are expected. The Company expenses these costs when incurred if the amortization period is one year or less.

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

The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time between the inception and completion of those contracts. Contract-related assets and liabilities are classified as current assets and current liabilities. Significant balance sheet accounts related to the revenue recognition cycle are as follows:

Contract receivables, net – Contract receivables represent amounts billed and due from clients in accordance with respective contractual terms. The amounts due are stated at their net realizable value. The Company estimates an allowance for estimated credit loss to reflect the amount of receivables that will not be collected. The Company considers a number of factors in estimating the amount of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of the receivables. The Company writes off specific contract receivables when such amounts are determined to be uncollectible.

Contract assets – Contract assets include unbilled amounts typically resulting from revenue recognized on long-term contracts when it exceeds the amounts billed. Contract assets include retainages until the Company has met the contract-stipulated requirements for payment. Contract assets are reported in a net position on a contract-by-contract basis each period even though individual contracts may contain multiple performance obligations. On a contract-by-contract basis, amounts do not exceed their net realizable value.

Contract liabilities – Contract liabilities represent advance payments received and billings in excess of revenue recognized on contracts. Contact liabilities are reported in a net position on a contract by contract basis each period even though individual contracts may contain multiple performance obligations.

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

Goodwill and Other Intangible Assets

The purchase price of an acquired business is allocated to the tangible assets and separately identifiable intangible assets acquired, less liabilities assumed, based on their respective fair values, with the excess recorded as goodwill. Goodwill represents the excess of the purchase consideration over the fair value of net assets of businesses acquired. Goodwill and intangible assets acquired in a business combination and deemed to have an indefinite useful life are not amortized, but instead are reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment if impairment indicators arise.

The Company performs its annual goodwill impairment test as of October 1 of each year. As its business is highly integrated and all of its components have similar economic characteristics, the Company has concluded it has one aggregated reporting unit at the consolidated entity level. The Company assesses goodwill at the reporting unit. If, after opting to complete a qualitative assessment, the Company determines that it is more likely than not that the estimated fair value of the reporting unit exceeded its carrying amount, it may conclude that no impairment exists. If the Company concludes otherwise, a goodwill impairment test is performed, which includes a comparison of the reporting unit’s fair value to the carrying amount and recognizing, as an impairment loss, the difference of the reporting unit’s fair value and the carrying amount of goodwill.

The Company’s qualitative analysis as of October 1, 2022 included macroeconomic, industry and market specific considerations, financial performance indicators and measurements, and other factors. Based on this qualitative assessment, the Company determined that it is more likely than not that the fair value of its reporting unit exceeded its carrying amount, and thus an additional quantitative impairment test was not required to be performed. Therefore, based on management’s review, a goodwill impairment loss was not required for 2022. Historically, the Company has not recorded any goodwill impairment losses.

Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment, operating lease right-of-use (“ROU”) assets, and amortizable intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the long-lived asset group may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the long-lived asset group being evaluated, a loss is recognized for any excess of the carrying amount over the fair value of the asset group. The Company recognized impairment expense, included in indirect and selling expenses, of $8.4 million, $7.9 million, and $3.1 million during the years ended December 31, 2022, 2021, and 2020, respectively, related to operating lease right-of-use assets and leasehold improvements.

Leases

The Company uses leases to obtain use of a variety of different resources, including those for the use of facilities or property and equipment. The Company determines if an arrangement is a lease at inception and recognizes a right-of-use asset and lease obligation for all leases greater than twelve months based on the present value of the future minimum lease payments as of the commencement date, excluding any lease incentives and initial costs incurred to obtain the lease. Since most lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate as of the commencement date, based on publicly available yields adjusted for company-specific considerations and terms, in estimating the present value of future payments.

Lease terms, for the purpose of determining each lease’s present value, include options to extend or terminate the lease if it is reasonably certain and economically reasonable that the Company will exercise that option. Lease costs from minimum lease payments are recognized on a straight-line basis over the lease term.

The leases may contain both lease and non-lease components, which are generally accounted for separately. For office equipment leases (primarily copier leases), the Company elected to account for the lease and non-lease components as a single lease component and not recognize right-of-use assets and lease liabilities for leases with a term less than twelve months.

Operating leases are included in operating lease right-of-use assets and operating lease liabilities (current and non-current) and finance leases are included in property and equipment, net and finance lease liabilities (current and non-current) on the consolidated balance sheets.

Capitalized Software

The Company capitalizes certain costs to develop enhancements and upgrades to internal-use software that are incurred subsequent to the preliminary project stage. Amortization expense is recorded on a straight-line basis over the expected economic life of the software, typically lasting three to five years. As of December 31, 2022, and 2021, capitalized software, net of accumulated amortization, totaled $19.0 million and $14.5 million, respectively, and is included as part of “other assets” on the consolidated balance sheets.

Stock-based Compensation

The Company recognizes stock-based compensation expense related to share-based payments to employees, including grants of employee stock options, restricted stock awards, restricted stock units (“RSUs”), and cash-settled restricted stock units (“CSRSUs”) on a straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes expense for performance-based share awards (“PSAs”), which have both performance and service conditions, on a straight-line basis over the three-year performance period. Non-employee director awards are granted annually for board-related services and therefore expensed over the service period.

Stock-based compensation expense is based on the estimated fair value of the instruments on the grant date and the estimated number of shares the Company ultimately expects will vest. The Company estimates the rate of future forfeitures based on factors which include the historical forfeiture experience for each applicable employee class under the assumption that the rate of future forfeitures will be similar to that experienced in the past. In addition, the estimation of PSAs that will ultimately vest requires judgment based on the performance and market conditions that will be achieved over the performance period. Changes to these estimates are recorded as a cumulative adjustment in the period estimates are revised.

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

Derivative Instruments

Derivative instruments include interest rate swaps and foreign currency hedge contracts. Derivative instruments designated as cash flow hedges are recorded on the consolidated balance sheets at fair value as of the reporting date and reclassified to earnings in the period that the hedged instruments affect earnings, and the effective portion of the hedge is recorded in other comprehensive income (loss), net of tax, on the consolidated statements of comprehensive income. Management reviews the effectiveness of the hedges on a quarterly basis.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments arising from the use of differing exchange rates from period to period, the gain on the sale of an interest rate hedge agreement designated as a cash flow hedge, and the changes in fair value of interest rate agreements designated as cash flow hedges, net of taxes. The financial positions and results of operations of the Company’s foreign subsidiaries are based on the local currency as the functional currency and are translated to U.S. dollars for financial reporting purposes. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments are reported in accumulated other comprehensive loss included in stockholders’ equity in the Company’s consolidated balance sheets.

Acquisition-Related Costs

Costs related to acquisitions include professional fees for legal, financial, and other advisory services and are expensed in the period that they are incurred.

Segment, Customer and Geographic Information

The Company operates in one segment based on the consolidated information used by its chief operating decision-maker in evaluating the financial performance of its business and allocating resources. This single segment represents the Company’s core business, which is providing professional services. Although the Company disaggregates its revenue by client market areas and type, the Company does not manage its business or allocate resources based on client market or type.

Approximately $980.4 million, $735.0 million, and $667.0 million of the Company’s revenue for the years 2022, 2021, and 2020, respectively, was derived under prime contracts and subcontracts with agencies and departments of the federal government representing 55%, 47%, and 44% of total revenue, respectively. No other customer accounted for 10% or more of the Company’s revenue during the years ended 2022, 2021, and 2020.

The Company provides services to U.S. and international clients, and revenue is attributed to a particular geographic area based on the administrative location of the client that awarded the contract. The Company’s revenue generated from international clients as a percentage of total revenue was approximately 8%, 11%, and 13% for the years 2022, 2021, and 2020, respectively.

At December 31, 2022 and 2021, long-lived assets held internationally were 7% and 15% of total long-lived assets, respectively.

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, derivative financial instruments, and contract receivables.

The Company’s domestic bank accounts are insured up to $250,000 by the Federal Deposit Insurance Corporation. As of December 31, 2022, the Company had $5.2 million in its accounts that exceeded the insured limit. The majority of the Company’s cash transactions are processed through one U.S. commercial bank. Cash held domestically in excess of daily requirements is used to reduce any amounts outstanding under the Company’s Credit Facility.

As of December 31, 2022 and 2021, the Company held approximately $8.4 million and $20.1 million, respectively, of cash and restricted cash in foreign bank accounts.

The Company enters into derivative financial instruments with financial institutions that meet certain credit guidelines, and limits its risks by continuously monitoring the credit rating of the institutions.

The Company’s receivables consist principally of amounts due from agencies and departments of the federal government, state and local governments, and international governments, as well as from commercial organizations. The credit risk, with respect to federal and other government clients, is limited due to the creditworthiness of the respective governmental entity. Amounts due for work performed as a subcontractor also represent limited credit risk when the client is performing as the prime contractor on a government contract due to the ultimate creditworthiness of the end client. Receivables from commercial clients generally pose a greater credit risk, and, as a result, are subject to ongoing monitoring. The Company extends credit in the normal course of operations and does not require collateral from its clients.

The Company’s contracts with the federal government are subject to audit by agencies and departments of the federal government. Such audits determine, among other things, whether adjustments to invoices previously rendered are required under regulations as well as the underlying terms of each respective contract.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease accounting and financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The provisions of this ASU are elective and apply to all entities, subject to meeting certain criteria, that have debt or hedging contracts, among other contracts, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Entities can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. Also, entities can elect various optional expedients that would allow it to continue to apply hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. This guidance was effective beginning on March 12, 2020 and entities may elect to apply the amendments prospectively through December 31, 2022, the sunset date. In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 that extended the sunset date from December 31, 2022 to December 31, 2024.

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

As of December 31, 2022, the Company has one interest rate swap contract with a variable interest rate that references LIBOR. The contract expires on August 31, 2023. See Note 12 - Derivative Instruments and Hedging Activities.

NOTE 3 - RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets at December 31, 2022 and 2021 to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the years ended December 31, 2022, 2021, and 2020:

	2022		2021		2020
	Beginning	Ending	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$8,254	$11,257	$13,841	$8,254	$6,482	$13,841
Restricted cash (1)	12,179	1,711	68,146	12,179	—	68,146
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$20,433	$12,968	$81,987	$20,433	$6,482	$81,987

(1) Under a contract with a customer that commenced in the fourth quarter of fiscal year 2020, the Company received advance payments to be used to pay providers of services to the customer, a separate third party. The advanced payments are treated as restricted cash - current as the Company is required under the contract to distribute the advanced funds to the third-party providers of services or return the advanced funds to the customer. Because the Company receives the advance payments from the customer, which must be refunded to the customer or remitted to a third party, the cash receipts are treated as liabilities rather than receipts for the provision of goods or services. Therefore, these cash receipts are presented in the consolidated statements of cash flows as financing cash inflows, “Receipt of restricted contract funds,” with the subsequent payments classified as financing cash outflows, “Payment of restricted contract funds.” See Note 9 - Accrued Expenses and Other Current Liabilities for the corresponding liability.

NOTE 4 - CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following as of December 31:

	2022	2021
Billed receivables	$238,449	$245,425
Allowance for expected credit losses	(6,112)	(7,741)
Contract receivables, net	$232,337	$237,684

On December 23, 2022, the Company entered into a Master Receivables Purchase Agreement (the “MRPA”) with MUFG Bank, Ltd. (“MUFG”) for the sale of certain eligible billed receivables from time to time. The purchase price of the receivables is equal to the net invoice amount minus a discount. The receivables are sold without recourse and the Company does not retain any ongoing financial interest in the transferred receivables other than providing servicing activities. The Company accounts for the transfers as sales under ASC 860, Transfers and Servicing, derecognizes the receivables from its consolidated balance sheets at the date of the sale, and includes the cash received from MUFG as part of cash flows from operating activities on its consolidated statement of cash flows. During the year ended December 31, 2022, the Company sold $10.0 million in billed receivables. For the year ended December 31, 2022, the discount on the sale of receivables under the MRPA totaled less than $0.1 million and is included as part of “indirect and selling expenses” on the consolidated statements of comprehensive income.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2022	2021
Leasehold improvements	$58,131	$34,639
Software	17,926	24,363
Furniture and equipment	28,800	25,115
Computers	45,541	44,128
	150,398	128,245
Accumulated depreciation and amortization	(64,996)	(76,192)
Total property and equipment, net	$85,402	$52,053

Depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020, was approximately $21.5 million, $19.5 million, and $20.4 million, respectively.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2022	2021
Balance as of January 1, 2022	$1,046,760	$909,913
Goodwill resulting from business combination - ESAC	87	11,226
Goodwill resulting from business combination - Creative Systems and Consulting	1,939	126,118
Goodwill resulting from business combination - SemanticBits, LLC	159,677	—
Goodwill resulting from business combination - Blanton & Associates	9,712	—
Effect of foreign currency translation	(5,277)	(497)
Balance as of December 31, 2022	$1,212,898	$1,046,760

Other Intangible Assets

Intangible assets with definite lives are primarily amortized over periods ranging from approximately 1 to 10 years. The weighted-average period of amortization for all intangible assets, calculated as of December 31, 2022, is 6.9 years. The customer-related intangible assets, which consist of customer contracts, backlog, and non-contractual customer relationships, are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The weighted-average period of amortization of the customer-related intangibles calculated as of December 31, 2022 is 6.9 years. Intangible assets related to developed technology are being amortized on an accelerated basis over a weighted-average period, calculated as of December 31, 2022, of 9.2 years. Intangible assets with an indefinite life consist of a domain name.

Other intangibles consisted of the following at December 31:

	2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$240,591	$(118,412)	$122,179
Developed technology	4,480	(512)	3,968
Trade name	1,180	(884)	296
Total amortizable intangible assets	246,251	(119,808)	126,443
Intangible with indefinite life	94	—	94
Total other intangible assets	$246,345	$(119,808)	$126,537

	2021
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$167,577	$(92,494)	$75,083
Developed technology	5,411	(944)	4,467
Total amortizable intangible assets	172,988	(93,438)	79,550
Intangible with indefinite life	95	—	95
Total other intangible assets	$173,083	$(93,438)	$79,645

Aggregate amortization expense for the years ended December 31, 2022, 2021, and 2020, was approximately $28.4 million, $12.5 million, and $13.3 million, respectively. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2023	$35,992
2024	35,068
2025	30,211
2026	16,607
2027	1,441
Thereafter	7,124
Total	$126,443

NOTE 7 – LEASES

The Company has operating and finance leases for facilities and equipment which have remaining terms ranging from 1 to 16 years. The leases may include options to extend the lease periods for up to 5 years at rates approximating market rates and/or options to terminate the leases within 1 year. The leases may include a residual value guarantee or a responsibility to return the property to its original state of use. A limited number of leases contain provisions that provide for rental increases based on consumer price indices. The change in lease cost resulting from changes in these indices was included within variable lease cost.

The Company’s lease cost is recognized on a straight-line basis over the lease term and is primarily included within indirect and selling expenses on the consolidated statements of comprehensive income. Lease cost consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Operating lease cost	$37,889	$35,469	$37,874
Finance lease cost - amortization of right-of-use assets	598	—	—
Finance lease cost - interest	179	—	—
Short-term lease cost	509	453	1,421
Variable lease cost	146	43	53
Sublease income	(92)	—	—
Total lease cost	$39,229	$35,965	$39,348

Future minimum lease payments under non-cancellable operating and finance leases as of December 31, 2022 were as follows:

	Operating	Finance
December 31, 2023	$21,441	$2,967
December 31, 2024	26,863	2,967
December 31, 2025	24,790	2,967
December 31, 2026	21,389	2,967
December 31, 2027	15,294	2,967
Thereafter	138,885	5,933
Total future minimum lease payments	248,662	20,768
Less: Interest	(47,106)	(2,271)
Total operating lease liabilities	$201,556	$18,497

	December 31, 2022	December 31, 2021
Operating lease liabilities - current	$19,305	$34,901
Operating lease liabilities - non-current	182,251	191,805
Total operating lease liabilities	$201,556	$226,706

Finance lease liabilities - current	$2,381	$—
Finance lease liabilities - non-current	16,116	—
Total finance lease liabilities	$18,497	$—

Other information related to operating and finance leases is as follows:

	Year Ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$40,123	$28,932
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,906	$90,046
Property and equipment obtained in exchange for finance lease liabilities	$18,319	—
Weighted-average remaining lease term - operating leases
Operating leases	11.7	11.4
Finance leases	7.0	—
Weighted-average discount rate - operating leases
Operating leases	3.3%	3.2%
Finance leases	3.4%	—

The change in operating lease right-of-use assets and lease liabilities are presented within cash flows from operating activities on the consolidated statements of cash flows.

NOTE 8 - ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2022	2021
Bonuses, liability-classified awards, and commissions	$26,930	$26,443
Salaries	31,142	25,397
Paid time off and leave	16,144	13,574
Social security tax deferral	—	10,457
Medical	5,833	4,098
Payroll taxes and withholdings	1,363	1,022
Other	4,579	4,526
Total accrued salaries and benefits	$85,991	$85,517

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

	2022	2021
Deposits	$32,384	$21,088
Restricted contract funds	1,701	12,165
IT and software licensing costs	1,609	1,702
Taxes and insurance premiums	6,633	5,267
Facilities rental and lease exit costs	2,043	1,291
Interest	363	212
Professional services	3,617	3,068
Dividends	2,631	2,643
Contingent and contractual liabilities from acquisitions	—	1,245
Interest rate swap liability - current	—	3,026
Cash collected not yet remitted to purchaser of billed receivables	6,164	—
Other accrued expenses and current liabilities	20,891	9,789
Total accrued expenses and other current liabilities	$78,036	$61,496

NOTE 10 - LONG-TERM DEBT

On May 6, 2022, the Company entered into the Restated Credit Agreement with a group of lenders with (a) PNC Bank, National Association as the Administrative Agent and (b) PNC Capital Markets LLC, BOFA Securities, Inc., TD Securities (USA) LLC, Wells Fargo Securities, LLC and Citizens Bank, N.A., as joint lead arrangers. The various facilities under the Restated Credit Agreement are referred to as the “Credit Facility”. The Restated Credit Agreement amended and restated the Company’s prior credit agreement (the “Existing Credit Agreement”) to, among other things: (a) maintain the existing $600 million revolving credit facility (together and inclusive of a $75 million swing line sublimit and $100 million sublimit for letters of credit); (b) increase the existing term loan facility from $200 million to $300 million; (c) provide for a new delayed draw term loan facility of $400 million; (d) maintain the existing incremental credit facility to make, subject to approval of the lenders making such loans, incremental term or revolving credit loan(s) in the aggregate principal amount of not more than $300 million; (e) increase the maximum Consolidated Leverage Ratio (as such term is defined in the Restated Credit Agreement) from 4.00 to 1.00 to 4.50 to 1.00 (with temporary increases to 5.00 to 1.00 for the three fiscal quarters following a "Material Permitted Acquisition", as such term is defined in the Restated Credit Agreement); (f) maintain the minimum Consolidated Interest Coverage Ratio (as such term is defined in the Restated Credit Agreement) of 3.00 to 1.00; (g) increase the foreign currency debt limit in Euro and Sterling Pounds from $30 million equivalent to $200 million equivalent; (h) modify LIBOR based interest pricing conventions with SOFR based interest pricing conventions; (i) extend the maturity date of the Credit Facility until May 6, 2027; (j) incorporate various provisions and conventions encouraged by the Loan Syndication and Trade Association; and (k) modify certain definitions and certain covenants.

Under the Restated Credit Agreement, the Company may, at its discretion, borrow funds under the Credit Facility at interest rates based on both term SOFR (i.e., 1, 3, or 6-month rates) and the Base Rate (as defined herein), plus their applicable margins. The Base Rate is a fluctuating rate of interest equal to the highest of (a) the Overnight Bank Funding Rate (as defined in the Restated Credit Agreement), plus 0.5%, (b) the Prime Rate (as defined in the Restated Credit Agreement) and (c) the Daily Simple SOFR Rate (as defined in the Restated Credit Agreement) plus 1%, all as then adjusted to include the Applicable Margin (as defined in the Restated Credit Agreement) as then in effect (and as determined pursuant to the then-current Consolidated Leverage Ratio).

The Credit Facility is collateralized by substantially all the assets of the Company and its material domestic subsidiaries and requires that the Company remain in compliance with certain financial and non-financial covenants including, but not limited to the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio. As of December 31, 2022, the Company was in compliance with its covenants. The Credit Facility also includes other terms and conditions, covenants, and other provisions of the Restated Credit Agreement that are materially consistent with the Existing Credit Agreement.

As of December 31, 2022, the Company had $561.4 million of long-term debt outstanding from the Credit Facility, unused delayed draw term loan facility of $180.0 million (available through May 6, 2023, with an additional six-month extension upon request by the Company), and unused borrowing capacity of $545.4 million from the available $600.0 million revolving line of credit under the Credit Facility. The unused borrowing capacity is inclusive of six outstanding letters of credit totaling $2.0 million. Considering the financial, performance-based limitations, available borrowing capacity was $440.0 million as of December 31, 2022.

As of December 31, 2022 and 2021, long-term debt consisted of the following:

	December 31, 2022		December 31, 2021
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$288,750		$182,500
Delayed-Draw Term Loan		220,000		—
Revolving Credit		52,616		241,055
Total before debt issuance costs	3.3%	561,366	1.6%	423,555
Unamortized debt issuance costs		(5,032)		(1,950)
		$556,334		$421,605

Current portion of long-term debt		$23,250		$10,000
Long-term debt - non-current		533,084		411,605
Total		$556,334		$421,605

Future scheduled repayments of term loan principal are as follows:

Payments due by	Term Loan	Delayed-Draw Term Loan	Revolving Credit	Total
December 31, 2023	$15,000	$8,250	$—	$23,250
December 31, 2024	15,000	11,000	—	26,000
December 31, 2025	20,625	15,125	—	35,750
December 31, 2026	22,500	16,500	—	39,000
December 31, 2027	215,625	169,125	52,616	437,366
Total	$288,750	$220,000	$52,616	$561,366

Debt Issuance Cost

The Company’s debt issuance costs are amortized over the term of indebtedness. The balance of net debt issuance costs at December 31, 2022 and 2021 are as follows:

	2022	2021
Amortizable debt issuance costs	$12,813	$8,751
Accumulated amortization	(7,781)	(6,801)
Net debt issuance costs	$5,032	$1,950

Amortization of debt issuance costs totaling $1.3 million, $0.6 million, and $0.7 million was recorded for each of the years ended December 31, 2022, 2021, and 2020, respectively, and was included as part of interest expense.

NOTE 11 – REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients, most of which is earned over time, into categories that depict how the nature, amount and uncertainty of revenue and cash flows are affected by economic and business factors. Those categories are client market, client type, and contract mix. Client markets provide insight into the breadth of the Company’s expertise. In classifying revenue by client market, the Company attributes revenue from a client to the market that the Company believes is the client’s primary market. The Company also classifies revenue by the type of client for which it does business, which is an indicator of the diversity of its client base. The Company attributes revenue generated as a subcontractor to the market or type of the ultimate client. Disaggregation by contract mix provides insight in terms of the degree of performance risk that the Company has assumed. Fixed-price contracts are considered to provide the highest amount of performance risk as the Company is required to deliver a scope of work or level of effort for a negotiated fixed price. Time-and-materials contracts require the Company to provide skilled employees on contracts for negotiated fixed hourly rates. Since the Company is not required to deliver a scope of work, but merely skilled employees, it considers these contracts to be less risky than a fixed-price agreement. Cost-based contracts are considered to provide the lowest amount of performance risk since the Company is generally reimbursed for all contract costs incurred in performance of contract deliverables with only the amount of incentive or award fees (if applicable) dependent on the achievement of negotiated performance requirements.

	Year ended December 31,
	2022	2021	2020
Client Markets:
Energy, environment, and infrastructure	$664,996	$653,080	$609,358
Health, education, and social programs	906,081	677,736	677,454
Safety and security	129,357	115,659	120,599
Consumer and financial	79,530	106,573	99,464
Total	$1,779,964	$1,553,048	$1,506,875

	Year ended December 31,
	2022	2021	2020
Client Type:
U.S. federal government	$980,406	$735,104	$666,968
U.S. state and local government	260,562	235,353	219,507
International government	102,808	139,237	93,581
Government	1,343,776	1,109,694	980,056
Commercial	436,188	443,354	526,819
Total	$1,779,964	$1,553,048	$1,506,875

	Year ended December 31,
	2022	2021	2020
Contract Mix:
Time-and-materials	$713,581	$633,152	$732,365
Fixed-price	802,804	645,761	536,903
Cost-based	263,579	274,135	237,607
Total	$1,779,964	$1,553,048	$1,506,875

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed often due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing.

The following table summarizes the contract balances as of December 31, 2022 and December 31, 2021:

	December 31, 2022	December 31, 2021	Change
Contract assets	$169,088	$137,867	$31,221
Contract liabilities	(25,773)	(39,665)	13,892
Net contract assets (liabilities)	$143,315	$98,202	$45,113

The net contract assets (liabilities) as of December 31, 2022 increased by $45.1 million as compared to December 31, 2021, primarily due to the timing difference between the performance of services and billings to and payments from customers. There were no material changes to contract balances due to impairments or credit losses during the period. During the years ended December 31, 2022 and 2021, the Company recognized $27.4 million and $22.7 million in revenue related to the contract liabilities balance at December 31, 2021 and 2020, respectively.

Performance Obligations:

The Company had $1.5 billion in unfulfilled performance obligations as of December 31, 2022, which primarily reflects the future delivery of services for which revenue will be recognized over time. The unperformed obligations relate to continued or additional services required on contracts, including those that are either non-cancellable or those that are cancellable but the Company has determined to have substantive termination penalties, and were generally valued using an estimated cost-plus margin approach, with variable consideration being estimated at the most likely amount. The amounts exclude marketing offers, which are negotiated but unexercised contract options and indefinite delivery/indefinite quantity (IDIQ) and similar arrangements that provided a framework for customers to issue specific tasks, delivery, or purchase orders in the future. The Company expects to satisfy these performance obligations in approximately two years.

NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate swap arrangements (the “Swaps”) to manage or hedge its variable interest rate risk under the Credit Facility. Notwithstanding the terms of the Swaps, the Company is ultimately obligated for all amounts due and payable under the Credit Facility. The Company does not use such instruments for speculative or trading purposes.

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

A summary of Swaps designated as cash flow hedges as of December 31, 2022 are as follows:

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

(2) On September 15, 2022, the Company amended the interest rate hedge agreement to change the benchmark from LIBOR with a fixed interest rate of 1.8475% to a term SOFR fixed interest rate of 1.795%.

(3) On August 25, 2022, the Company amended the interest rate hedge agreement to change the benchmark from LIBOR with a fixed interest rate of 2.854% to a term SOFR fixed interest rate of 2.736%.

(4) On August 25, 2022, the Company amended the interest rate hedge agreement to change the benchmark from LIBOR with a fixed interest rate of 1.294% to a term SOFR fixed interest rate of 1.191%.

For the years ended December 31, 2022 and 2021, the effect of the Swaps on the Company’s financial statements are as follows:

Cash Flow Hedging Derivatives	Total Gain Recorded to AOCI		Amount of (Gain) or Loss Reclassified from AOCI into Income
	2022	2021	2022	2021
Interest Rate Swaps	$11,445	$3,285	$(248)	$3,008

As of December 31, 2022, the net amount of realized losses from the hedge agreements expected to be reclassified from AOCI into earnings within the next 12 months is $5.1 million.

NOTE 13 - INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows for the years ended December 31:

	2022	2021	2020
Domestic	$80,372	$97,884	$68,817
Foreign	3,608	2,206	5,856
Income before income taxes	$83,980	$100,090	$74,673

Income tax expense consisted of the following for the years ended December 31:

	2022	2021	2020
Current:
Federal	$8,413	$15,961	$14,645
State	2,686	3,494	5,198
Foreign	1,661	687	1,736
Total current	12,760	20,142	21,579
Deferred:
Federal	4,264	4,724	(1,721)
State	3,607	4,395	314
Foreign	(894)	(303)	(458)
Total deferred	6,977	8,816	(1,865)
Income tax expense	$19,737	$28,958	$19,714

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.

Deferred tax assets (liabilities) consisted of the following at December 31:

	2022	2021
Deferred Tax Assets
Allowance for expected credit losses	$1,404	$1,825
Accrued paid time off	2,801	2,504
Foreign net operating loss (NOL) carryforward	229	91
State net operating loss (NOL) carryforward	502	522
Stock option compensation	1,586	1,680
Deferred rent	4,224	2,566
Deferred compensation	4,692	5,358
Foreign tax credits	7,236	6,677
State tax credits	384	1,081
Foreign exchange	4,532	4,014
Foreign deferred	875	727
Accrued bonus	5,696	5,303
Impairment	2,650	—
Accrued liabilities and other	6,513	6,660
	43,324	39,008
Less: Valuation Allowance	(7,607)	(7,048)
Total Deferred Tax Assets	35,717	31,960

Deferred Tax Liabilities
Retention	(407)	(637)
Prepaid expenses	(366)	(726)
Payroll taxes	(697)	(544)
Unbilled revenue	(409)	(607)
Depreciation	(270)	(1,920)
Amortization	(99,045)	(68,194)
Deferred gain and other	(2,561)	(1,245)
Total Deferred Tax Liabilities	(103,755)	(73,873)
Total Net Deferred Tax Liability	$(68,038)	$(41,913)

The Company measures certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 26.8%.

As of December 31, 2022, the cumulative foreign tax credit carryforward balance increased by approximately $0.6 million and the valuation allowance required increased by approximately $0.6 million. No additional income taxes have been provided for on any remaining undistributed foreign earnings not subject to the transition tax. No additional deferred income taxes have been provided for the $8.9 million of additional unfavorable outside basis differences inherent in these foreign entities as of December 31, 2022 because these amounts continue to be permanently reinvested in foreign operations.

As of December 31, 2022, the Company had approximately $0.7 million of foreign operating loss carryforward for income taxes which may be carried forward indefinitely.

As of December 31, 2022, the Company has NOL carryforwards for state income tax purposes of approximately $6.8 million, which expire in 2034. The Company acquired these NOLs as a result of its purchase of a business in November 2014. Internal Revenue Code Section 382 imposes an annual limitation on the use of a corporation’s NOLs, tax credits and other carryovers after an “ownership change” occurs. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs and credits. In general, the annual limitation is determined by multiplying the value of the corporation’s stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused portion of the annual limitation is available for use in future years until such NOLs are scheduled to expire (in general, NOLs may be carried forward 20 years). The Company established a valuation allowance of approximately $0.4 million against the portion of the deferred tax asset which it is more-likely-than-not that it will not be recoverable (e.g. expiration of the statute of limitations, etc.)

As of December 31, 2022, the Company had gross state income tax credit carryforwards of approximately $0.4 million, which expire between 2024 and 2034. A deferred tax asset of approximately $0.4 million, net of federal benefit, has been established related to these state income tax credit carryforwards as of December 31, 2022.

The need to establish valuation allowances for deferred assets is based on a more-likely-than-not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration has been given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives. The Company concluded that a valuation allowance of $0.4 million was required for tax attributes related to specified state jurisdictions and an additional $7.2 million valuation allowance is required against our U.S. foreign tax credit carryforwards.

The total amount of unrecognized tax benefits as of December 31, 2022 and 2021 was $0.1 million and $0.5 million, respectively, which includes $0.1 million and $0.5 million, respectively, of tax positions that, if recognized, would impact the effective rate.

The unrecognized tax benefit reconciliation, excluding penalty and interest, is as follows:

Unrecognized tax benefits at January 1, 2020	$—
Increase attributable to tax positions taken during a prior period	811
Unrecognized tax benefits at December 31, 2020	811
Decrease attributable to tax positions taken during the current period	(361)
Unrecognized tax benefits at December 31, 2021	450
Decrease attributable to tax positions taken during the current period	(305)
Unrecognized tax benefits at December 31, 2022	$145

The Company’s 2019 to 2021 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state and foreign tax jurisdictions are also either currently under examination or remain open under the statutes of limitation and subject to examination for the tax years from 2019 to 2021.

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

The Company’s provision for income taxes differs from the federal statutory rate. The differences between the statutory rate and the Company’s provision are as follows:

	2022	2021	2020
Taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	5.8%	5.6%	5.6%
Foreign tax rate differential	0.1%	0.1%	0.3%
Executive compensation	2.2%	2.1%	2.4%
Other permanent differences	2.0%	(0.4)%	0.1%
Prior year tax adjustments	(1.1)%	1.5%	(1.1)%
Deferred Impact of State Rate Change	0.6%	—	—
Worthless stock deduction	(4.6)%	—	—
Unrecognized tax benefits	(0.4)%	(0.5)%	1.0%
Valuation allowance	0.7%	1.3%	1.6%
Equity-based compensation	(1.3)%	(1.0)%	(3.8)%
Tax credits	(1.5)%	(0.8)%	(0.7)%
Taxes at effective rate	23.5%	28.9%	26.4%

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive loss included the following:

	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Changes in Fair Value of Interest Rate Hedge Agreements (2)(5)	Total
Accumulated other comprehensive (loss) income at January 1, 2020	$(10,995)	$1,634	$(2,783)	$(12,144)
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	4,141	—	(9,867)	(5,726)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(720)	2,751	2,031
Effect of taxes (3)	(356)	182	1,907	1,733
Total current period other comprehensive income (loss)	3,785	(538)	(5,209)	(1,962)
Accumulated other comprehensive (loss) income at December 31, 2020	(7,210)	1,096	(7,992)	(14,106)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(1,676)	—	3,285	1,609
Amounts reclassified from accumulated other comprehensive (loss) income	—	(720)	3,728	3,008
Effect of taxes (3)	127	193	(1,866)	(1,546)
Total current period other comprehensive (loss) income	(1,549)	(527)	5,147	3,071
Accumulated other comprehensive (loss) income at December 31, 2021	(8,759)	569	(2,845)	(11,035)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(9,259)	—	11,445	2,186
Amounts reclassified from accumulated other comprehensive (loss) income (4)	—	(720)	472	(248)
Effect of taxes (3)	3,962	192	(3,190)	964
Total current period other comprehensive (loss) income	(5,297)	(528)	8,727	2,902
Accumulated other comprehensive (loss) income at December 31, 2022	$(14,056)	$41	$5,882	$(8,133)

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
(3)
The Company’s effective tax rate for the years ended December 31, 2022, 2021, and 2020 was 23.5%, 28.9%, and 26.4%, respectively.
(4)
The Company expects to reclassify $0.1 million related to the Gain on Sale of Interest Rate Hedge Agreement, and $5.1 million in unrealized gains related to the Change in Fair Value of Interest Rate Hedge Agreement from accumulated other comprehensive loss into earnings during the next 12 months.
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

The 2018 Omnibus Plan, as amended, allows the Company to grant up to 1,600,000 shares using stock options, stock appreciation rights, restricted stock, RSUs, performance units and PSAs, cash-based awards, and other stock-based awards to all key officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 10,885, as of December 31, 2022, remain subject to its terms and conditions, and additional awards from the Prior Plan are prohibited after the Effective Date. As of December 31, 2022, the Company had approximately 775,252 shares available for grant under the 2018 Omnibus Plan. CSRSUs have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share (“EPS”) calculations.

Stock-based compensation expense is included as part of direct costs and indirect and selling expenses on the consolidated statements of comprehensive income. The total stock-based compensation expense for the years ended December 31, 2022, 2021, and 2020, the unrecognized compensation expense at December 31, 2022, and the weighted-average period to recognize the remaining unrecognized shares are as follows:

	Stock-Based Compensation Expense
	Recognized as of December 31,			Unrecognized as of December 31,
	2022	2021	2020	2022	Weighted Average Period to Recognize (years)
Restricted Stock Units	$9,300	$8,563	$11,895	$14,610	1.9
Cash-Settled Restricted Stock Units	5,709	8,251	7,015	9,532	1.7
Non-Employee Director Awards	1,087	937	755	460	0.4
Performance Shares	2,784	3,731	4,905	3,007	1.5
Total	$18,880	$21,482	$24,570	$27,609

The assumptions of employment termination forfeiture rates used in the determination of fair value of stock awards during the 2022 calendar year were based on the Company’s historical average of actual forfeitures from the previous 10 years preceding the reporting period. The expected annualized forfeiture rates used during the 2022 calendar year varied from 0% to 19.61%, and the Company does not expect these termination rates to vary significantly in the future.

Stock Options

Option awards are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. There were no option awards granted during 2022, 2021, and 2020.

The following table summarizes the changes in outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2020	108,128	$35.82
Exercised	(69,901)	$37.94
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2020	38,227	$31.93
Exercised	(8,535)	$27.17
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2021	29,692	$33.30
Exercised	(18,807)	$32.04
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2022	10,885	$35.49	$691,841
Vested plus expected to vest at December 31, 2022	10,885	$35.49	$691,841
Exercisable at December 31, 2022	10,885	$35.49	$691,841

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $99.05 as of December 31, 2022. The total intrinsic value of options exercised was $1.9 million, $0.8 million, and $5.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. All options have vested as of December 31, 2022, and the weighted-average remaining contractual term for options vested was 0.8 years and for exercisable options was 0.8 years.

Information regarding stock options outstanding as of December 31, 2022 is summarized below:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding As of December 31, 2022	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of December 31, 2022	Weighted Average Exercise Price
$27.03 to $27.03	4,138	0.2	$27.03	4,138	$27.03
$40.68 to $40.68	6,747	1.2	$40.68	6,747	$40.68
$27.03 to $40.68	10,885	0.8	$35.49	10,885	$35.49

Restricted Stock Units

RSUs generally have a vesting term of three years. On vesting the employee is issued one share of stock for each RSU awarded. The fair value of shares vested was $10.8 million, $7.9 million, and $14.1 million for the years ended December 31, 2022, 2021, and 2020, respectively.

A summary of the Company’s RSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2020	449,975	$62.48
Granted	170,411	$58.27
Vested	(258,307)	$54.73
Cancelled	(56,680)	$63.46
Non-vested RSUs at December 31, 2020	305,399	$66.51
Granted	132,757	$95.68
Vested	(119,203)	$66.46
Cancelled	(15,117)	$68.53
Non-vested RSUs at December 31, 2021	303,836	$79.17
Granted	148,361	$93.70
Vested	(140,666)	$76.53
Cancelled	(26,705)	$77.16
Non-vested RSUs at December 31, 2022	284,826	$88.23	$28,212,015
RSUs expected to vest in the future	250,604	$87.50	$24,822,356

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $99.05 per share as of December 31, 2022.

Cash-Settled Restricted Stock Units

CSRSUs generally have a vesting term of three years. The fair value of CSRSUs vested and settled in cash for the years ended December 31, 2022, 2021, and 2020 was $6.6 million, $8.7 million and $9.3 million, respectively. A summary of the Company’s CSRSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested CSRSUs at January 1, 2020	296,233	$58.83
Granted	134,259	$60.30
Vested	(154,653)	$49.44
Cancelled	(34,358)	$63.03
Non-vested CSRSUs at December 31, 2020	241,481	$65.06
Granted	52,246	$89.51
Vested	(104,272)	$63.96
Cancelled	(23,195)	$69.68
Non-vested CSRSUs at December 31, 2021	166,260	$72.79
Granted	115,024	$97.88
Vested	(75,566)	$73.20
Cancelled	(17,299)	$80.02
Non-vested CSRSUs at December 31, 2022	188,419	$87.28	$18,662,902
CSRSUs expected to vest in the future	161,193	$85.88	$15,966,125

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $99.05 per share as of December 31, 2022.

Non-Employee Director Awards

Beginning on July 2, 2018, the Company granted awards of registered shares to its non-employee directors on an annual basis under the Omnibus Plan. A summary of the non-employee director awards is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2020	4,860	$73.94
Granted	12,541	$64.58
Vested	(10,891)	$68.82
Cancelled	—	$—
Non-vested RSUs at December 31, 2020	6,510	$64.47
Granted	11,186	$90.73
Vested	(12,110)	$76.61
Cancelled	—	$—
Non-vested RSUs at December 31, 2021	5,586	$90.73
Granted	11,399	$95.35
Vested	(11,637)	$93.39
Cancelled	—	$—
Non-vested RSUs at December 31, 2022	5,348	$94.79	$529,719
RSUs expected to vest in the future	5,348	$94.79	$529,719

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $99.05 per share as of December 31, 2022.

Performance Share Awards

In 2015, the Company’s Board of Directors approved a performance-based share program (the “Program”) that provides for the issuance of PSAs to its senior management. Under the Program, the number of PSAs that the participant will receive depends on the Company’s achievement of two performance goals during two performance periods. The performance goals under the Program are based on (i) the Company’s compounded annual growth rate in EPS during a two-year performance period (the “Initial Period”) and (ii) the Company’s cumulative total shareholder return relative to its peer group (“rTSR”) during a performance period from the first day of the performance period (typically January 1 of the year awarded) to the last day of the third year of the performance period (typically December 31). The PSAs will only be eligible to vest following the expiration of the three-year performance period. The actual shares vested will be subject to both continued employment by the Company (barring certain exceptions allowing for partial performance periods) and actual financial measures achieved. The final number of shares of common stock that will be issued to each participant at the end of the applicable performance period will be determined by multiplying the award by the product of two percentages: the first based on the Company’s EPS performance and the second based on the Company’s rTSR performance, subject to a minimum and maximum performance level. As of December 31, 2022, shares granted during 2020, 2021, and 2022 are within year three, two, and one of the performance periods, respectively, and therefore have not fully vested. A total of 47,634 shares granted in 2019 vested during 2022 after meeting the performance goals. As of December 31, 2022, a total of 66,805 shares granted in 2020 and 2021 are expected to vest in the future based on estimated financial measures achieved in the Initial Period and rTSR performance.

A summary of the Company’s PSAs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSAs at January 1, 2020	148,414	$60.67
Granted	87,314	$51.44
Vested	(88,038)	$38.81
Cancelled	(5,569)	$69.66
Non-vested PSAs at December 31, 2020	142,121	$68.19
Granted	54,216	$85.03
Vested	(63,258)	$65.05
Cancelled	—	$—
Non-vested PSAs at December 31, 2021	133,079	$76.54
Granted	38,412	$93.15
Vested	(47,634)	$82.38
Cancelled	(3,170)	$80.64
Non-vested PSAs at December 31, 2022	120,687	$79.42	$11,954,047
PSAs expected to vest in the future	66,805	$94.83	$6,617,006

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $99.05 per share as of December 31, 2022. The fair value of the awards is estimated on the grant date using a Monte Carlo simulation model due to the market condition for the rTSR component. The fair value assumptions using the Monte Carlo simulation model for awards granted in 2022, 2021, and 2020 were:

	2022	2021	2020
Dividend Yield	0.6%	0.6%	1.0%
Historical Volatility	39.0%	40.9%	35.7%
Risk-Free Rate of Returns	2.1%	0.3%	0.4%

NOTE 16 – BUSINESS COMBINATIONS

Blanton & Associates

On September 1, 2022, the Company completed the acquisition of Blanton & Associates (“Blanton”), an environmental consulting, planning, and project management firm headquartered in Austin, Texas. Blanton brings proven domain expertise in environmental regulatory compliance and permitting for the transportation, renewable energy, water, and resource management sectors and adds technically strong and specialized staff in all aspects of environmental services to the Company. The Company recorded net working capital of $4.6 million and property and equipment of $0.2 million at their fair value at the acquisition date except for contract assets and contract liabilities which were measured in accordance with ASC 606, Revenue Recognition, deferred income tax liabilities of $3.0 million, and also allocated $9.7 million to goodwill and $11.4 million to intangible assets. Intangible assets consisted of $10.9 million related to existing customer relationships, $0.5 million related to contract backlog, and $0.1 million related to trade names and trademarks. The acquisition of Blanton is not material to the Company’s results of operations.

SemanticBits, LLC

On July 13, 2022, the Company completed the acquisition of SemanticBits, LLC (“SemanticBits”), a 450-person Virginia limited liability company. SemanticBits is a premier partner to U.S. federal health agencies for mission-critical digital modernization solutions and provides a full suite of scalable digital modernization services using open-source frameworks, including end-to-end agile scale development capabilities, cloud-native solutions, data analytics and human-centered designs. The acquisition provides synergies and scalabilities to support federal agencies with advanced IT solutions, digital modernization, and health expertise to solve complex customer challenges. As a result of the acquisition, SemanticBits became a wholly owned subsidiary of the Company.

The acquisition was accounted for as a business combination under ASC 805, Business Combination. The preliminary purchase price was $220.0 million in cash, subject to post-closing working capital adjustments, and was funded by the existing Credit Facility. The purchase price was initially allocated to the tangible and intangible assets acquired and liabilities assumed based on the fair value on the acquisition date, with the exception of contract assets and contract liabilities which were measured in accordance with ASC 606, Revenue Recognition. The Company also engaged an independent valuation firm to assist management in the allocation of the purchase price to goodwill and other acquired intangible assets.

The purchase price allocation is summarized as follows:

Contract receivables	$12,699
Contract assets	6,071
Customer-related intangibles	62,967
Trade names and trademarks	1,120
Other current and non-current assets	407
Accrued salaries and benefits	(3,998)
Accrued expenses and other liabilities	(6,244)
Deferred tax liability	(16,701)
Net assets acquired	56,321
Goodwill	159,677
Purchase consideration	$215,998

The Company allocated $63.0 million related to existing customer relationships and $1.1 million related to trade names and trademarks intangible assets, respectively, and $159.7 million to goodwill. Goodwill is reflective of the existing workforce of SemanticBits and the expected synergies created with the Company as part of the acquisition. The amortization periods for the amount allocated to customer-related intangible asset and trade names and trademarks are 4.0 years and 0.7 years from the acquisition date, respectively. The goodwill and intangible assets are not deductible for income tax purposes.

Acquisition-related costs and integration costs totaled $4.3 million and are included as part of indirect and selling expenses in the Company’s consolidated statements of comprehensive income.

The results of SemanticBits’ operations have been included in the Company’s consolidated financial statements from the date of its acquisition. For the year ended December 31, 2022, SemanticBits contributed revenues of $64.3 million and gross profit of $26.7 million. Computation of an earnings measure other than gross profit is impracticable due to SemanticBits’ operations and financial systems being integrated with those of the Company.

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

	(Unaudited)
	Year Ended
(in thousands)	2022	2021
Revenue	$1,856,399	$1,667,425
Net income	75,999	63,752

Creative Systems and Consulting

On December 31, 2021, the Company acquired Creative Systems, a premier provider of IT modernization and digital transformation solutions to federal agencies, for a cash purchase price of approximately $159.5 million, subject to working capital adjustments of $2.9 million, for a final purchase price of $156.6 million. The Company recognized fair value of the assets acquired and liabilities assumed and allocated $128.1 million to goodwill and $28.9 million to intangible assets. Intangible assets consisted of $24.5 million in customer relationships, $3.7 million related to developed technology, $0.6 million related to trade names and trademarks, and $0.1 million related to non-compete agreements. The customer-related and technology related intangibles are being amortized straight-line over 4 years and 10 years, respectively, from the date of acquisition, while trade names and trademarks and non-compete agreements will be amortized in less than one year from the acquisition date. Goodwill is reflective of the existing workforce at Creative Systems and the expected synergies created with the Company as a result of the acquisition. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

ESAC

On November 1, 2021, the Company completed the acquisition of ESAC, one of the leading specialized providers of advanced health analytics, research data management and bioinformatics solutions to U.S. federal health agencies, for a cash purchase price of approximately $17.3 million, subject to working capital adjustments. In addition to working capital acquired of $2.6 million, the Company recognized fair value of the assets acquired and liabilities assumed and allocated of $11.3 million to goodwill and $3.4 million to intangible assets. Intangible assets included $3.1 million related to customer relationships and $0.3 million related to technology and other intangibles, and are amortized over 3 years and less than 1 year, respectively. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

NOTE 17 - EARNINGS PER SHARE

The Company’s EPS is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if common stock equivalents of stock options, RSUs, and PSAs were exercised or converted into stock. PSAs are included in the computation of diluted shares only to the extent that the underlying performance conditions: (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method.

As of December 31, 2022, the PSAs granted during the year ended December 31, 2020 and 2021 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2022 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.

For the years ended December 31, 2022, 2021, and 2020, there were immaterial RSU shares that were excluded from the calculation of EPS because they were anti-dilutive.

The dilutive effect of stock options, RSUs, and performance shares for each period reported is summarized below:

	2022	2021	2020
Net Income	$64,243	$71,132	$54,959

Weighted-average number of basic shares outstanding during the period	18,818	18,868	18,841
Dilutive effect of stock options, RSUs, and performance shares	215	256	294
Weighted-average number of diluted shares outstanding during the period	19,033	19,124	19,135

Basic earnings per share	$3.41	$3.77	$2.92
Diluted earnings per share	$3.38	$3.72	$2.87

NOTE 18 - SHARE REPURCHASE PROGRAM

In September 2017, the board approved a share repurchase program that allows for share repurchases in the aggregate up to $100.0 million under approved share repurchase plans pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. In November 2021, the board amended and increased the limit under the previous authorization of $100.0 million to $200.0 million. The Restated Credit Agreement permits share repurchases provided the Company’s Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.0 million. Notwithstanding the formula-based limit, the Company is permitted to make share repurchases up to $25.0 million per calendar year provided that it was not in default.

Purchases under this program may be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rule 10b-18 under the Exchange Act and in accordance with applicable insider trading and other securities laws and regulations. The purchases are funded from existing cash balances and/or borrowings, and the repurchased shares are held in treasury. The timing and extent to which the Company repurchases its shares will depend on market conditions and other corporate considerations in the Company’s sole discretion.

For the year ended December 31, 2022, the Company repurchased a combined 176,375 shares at an average price of $96.18 per share or a total cost of $17.0 million under this program. As of December 31, 2022, approximately $111.9 million remained available under the share repurchase plan.

NOTE 19 - FAIR VALUE

The Company measures and reports certain financial assets and liabilities at fair value in accordance with ASC 820, Fair Value Measurements and Disclosures. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available. ASC 820 establishes a three-level hierarchy used to estimate fair value by which each level is categorized based on the priority of the inputs used to measure fair value:

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

Certain financial instruments, including cash and cash equivalents, contract receivables, and accounts payable are carried at cost, which, due to their short maturities, approximates their fair values at December 31, 2022 and 2021. The carrying value of other long-term liabilities related to capital expenditure obligations approximates their fair value at December 31, 2022 and 2021 based on the current rates offered to the Company for similar instruments with comparable maturities (Level 2). The Company believes the carrying value of its Credit Facility at December 31, 2022 and 2021 approximates the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings (Level 2).

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

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated financial statements are as follows:

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$5,051	$—	$5,051	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	2,950	—	2,950	Other assets
Deferred compensation investments in cash surrender life insurance	—	17,869	—	17,869	Other assets
Total	$—	$25,870	$—	$25,870

Liabilities:
Deferred compensation plan liabilities	$—	$17,485	$—	$17,485	Other long-term liabilities

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Forward contract agreements	$—	$267	$—	$267	Prepaid expenses and other
Deferred compensation investments in cash surrender life insurance	—	20,159	—	20,159	Other assets
Total	$—	$20,426	$—	$20,426

Liabilities:
Deferred compensation plan liabilities	$—	$20,129	$—	$20,129	Other long-term liabilities
Interest rate swaps - current portion	—	3,026	—	3,026	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	888	—	888	Other long-term liabilities
Total	$—	$24,043	$—	$24,043

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Letters of Credit and Guarantees

At December 31, 2022 and 2021, the Company was contingently liable under open standby letters of credit of $2.0 million and $3.3 million, respectively, and guarantees of $9.2 million and $9.8 million issued by its banks. The letters of credits and guarantees were primarily for the Company's facility leases and contract performance obligations in the U.S. and Belgium, respectively. The open standby letters of credit reduces the Company's unused borrowing capacity under the Credit Facility.

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

The Program was primarily intended to help homeowners and landlords of small rental properties affected by Hurricanes Rita and Katrina. In its administrative demand, the OCD sought approximately $200.8 million in alleged overpayments to the Program's grant recipients, and separately supplemented the amount of recovery it sought in total to approximately $220.2 million. The State of Louisiana, through the Division of Administration, also filed suit in Louisiana state court on June 10, 2016. The State of Louisiana broadly alleges, and sought recoupment for the same claim made in the administrative proceeding submission before the Louisiana Commissioner of Administration. On September 21, 2016, the Commissioner of the Division of Administration notified OCD and the Company of his decision to defer jurisdiction of the administrative demand filed by the OCD. In so doing, the Commissioner declined to reach a decision on the merits, stated that his deferral would not be deemed to grant or deny any portion of the OCD’s claim, and authorized the parties to proceed on the matter in the previously filed judicial proceeding. On February 17, 2023, the Company resolved all matters with the State of Louisiana related to the litigation and the Road Home program. The impact of this resolution was not material to the Company's consolidated financial statements.

NOTE 21 - EMPLOYEE BENEFIT PLANS

Retirement Savings Plan

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the “Retirement Savings Plan”). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants in the Retirement Savings Plan are able to elect to defer up to 70% of their compensation, subject to statutory limitations, and are entitled to receive 100% employer matching contributions for the first 3% and 50% for the next 2% of their compensation. Contribution expense related to the Retirement Savings Plan for the years ended December 31, 2022, 2021, and 2020 was approximately $22.9 million, $19.0 million, and $18.1 million, respectively.

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

Employee Stock Purchase Plan

The Company has a 2006 Employee Stock Purchase Plan (“ESPP”) under which one million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions up to $25,000 per calendar year over six-month offering periods at a discount not to exceed 5% of the market value on the date of each purchase period, and therefore the Company does not recognize compensation expense related to the ESPP. For the years ended December 31, 2022 and 2021, employees purchased a total of 34,844 and 27,310 shares at an average purchase price of $91.84 and $90.19, respectively. At December 31, 2022 and 2021, there were 584,972 and 619,816 shares remaining available for future issuance.

NOTE 22 - EXIT ACTIVITIES

During the year ended December 31, 2022, the Company incurred charges related to: 1) the reduction and wind-down of certain non-core commercial marketing businesses, and 2) the reduction of facilities utilized by the remaining elements of the commercial marketing group. Specifically, these charges included the impairment of certain right-of-use operating leases and related assets associated with exited facilities of $8.2 million (see Note 2 - Summary of Significant Accounting Policies - Long-Lived Assets), $4.8 million in other facility costs, recorded within indirect and selling expenses, and retention and severance of $2.3 million primarily recorded within direct costs. During 2022, $1.3 million of retention and severance and none of facility costs were paid.

NOTE 23 - SUBSEQUENT EVENTS

Share Buyback Program

On November 15, 2022, the Company’s board of directors authorized and approved a plan to repurchase up to 180,000 shares of the Company's common stock pursuant to Rule 10b5-1 (the “Plan”) of the current repurchase program. The Plan is effective January 3, 2023 through June 30, 2023. As of February 10, 2023, the Company bought 180,000 shares at a total cost of $18.1 million, or $100.70 per share, and completed the Plan.

Hedging Activities

Effective February 28, 2023, the Company entered into new floating-to-fixed interest rate swap agreements for an aggregate notional amount of $75.0 million. These new swaps mature on February 28, 2028.

Dividend

On February 28, 2023, the Company’s board of directors approved a $0.14 per share cash dividend. The dividend will be paid on April 13, 2023 to shareholders of record as of the close of business on March 24, 2023.

NOTE 24 - SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts

Allowance for Credit Losses

	2022	2021	2020
Balance at beginning of period	$7,741	$7,616	$3,506
Provision for credit losses	248	10,912	4,062
Write-offs, net of recoveries	(1,782)	(10,723)	(41)
Effect of foreign currency translation	(95)	(64)	89
Balance at end of period	$6,112	$7,741	$7,616

Income Tax Valuation Allowance

	2022	2021	2020
Balance at beginning of period	$7,048	$6,839	$5,374
Provision for income taxes - valuation allowance	559	209	1,465
Balance at end of period	$7,607	$7,048	$6,839