Form 10-Q
period 2023-03-31
ICF International, Inc.
filed 2023-05-10
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Stock	ICFI	The NASDAQ Global Select Market

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

As of April 28, 2023, there were 18,788,082 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	March 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$5,364	$11,257
Restricted cash	3,572	1,711
Contract receivables, net	221,066	232,337
Contract assets	188,093	169,088
Prepaid expenses and other assets	28,341	40,709
Income tax receivable	8,420	11,616
Total Current Assets	454,856	466,718
Property and Equipment, net	85,445	85,402
Other Assets:
Goodwill	1,213,908	1,212,898
Other intangible assets, net	116,430	126,537
Operating lease - right-of-use assets	150,511	149,066
Other assets	51,280	51,637
Total Assets	$2,072,430	$2,092,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$26,000	$23,250
Accounts payable	109,854	135,778
Contract liabilities	25,771	25,773
Operating lease liabilities - current	16,124	19,305
Finance lease liabilities - current	2,400	2,381
Accrued salaries and benefits	61,428	85,991
Accrued subcontractors and other direct costs	43,109	45,478
Accrued expenses and other current liabilities	67,089	78,036
Total Current Liabilities	351,775	415,992
Long-term Liabilities:
Long-term debt	571,979	533,084
Operating lease liabilities - non-current	189,331	182,251
Finance lease liabilities - non-current	15,508	16,116
Deferred income taxes	69,343	68,038
Other long-term liabilities	27,805	23,566
Total Liabilities	1,225,741	1,239,047

Commitments and Contingencies (Note 17)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 23,919,338 and 23,771,596 shares issued at March 31, 2023 and December 31, 2022, respectively; 18,788,082 and 18,883,050 shares outstanding at March 31, 2023 and December 31, 2022, respectively	24	23
Additional paid-in capital	405,818	401,957
Retained earnings	716,795	703,030
Treasury stock, 5,131,256 and 4,906,209 shares at March 31, 2023 and December 31, 2022 respectively	(266,481)	(243,666)
Accumulated other comprehensive loss	(9,467)	(8,133)
Total Stockholders’ Equity	846,689	853,211
Total Liabilities and Stockholders’ Equity	$2,072,430	$2,092,258

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2023	2022
Revenue	$483,282	$413,468
Direct costs	312,565	258,158
Operating costs and expenses:
Indirect and selling expenses	123,733	117,452
Depreciation and amortization	6,309	4,838
Amortization of intangible assets	9,224	5,317
Total operating costs and expenses	139,266	127,607

Operating income	31,451	27,703
Interest, net	(9,457)	(2,627)
Other expense	(558)	(439)
Income before income taxes	21,436	24,637
Provision for income taxes	5,038	6,775
Net income	$16,398	$17,862

Earnings per Share:
Basic	$0.87	$0.95
Diluted	$0.87	$0.94

Weighted-average Shares:
Basic	18,779	18,795
Diluted	18,949	19,012

Cash dividends declared per common share	$0.14	$0.14

Other comprehensive (loss) income, net of tax	(1,334)	2,659
Comprehensive income, net of tax	$15,064	$20,521

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Cash Flows from Operating Activities
Net income	$16,398	$17,862
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	567	(170)
Deferred income taxes	2,187	4,505
Non-cash equity compensation	3,750	3,563
Depreciation and amortization	15,533	10,154
Facilities consolidation reserve	—	(78)
Amortization of debt issuance costs	326	154
Impairment of long-lived assets	894	—
Other adjustments, net	(827)	353
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(18,716)	(59,689)
Contract receivables	10,929	31,473
Prepaid expenses and other assets	15,353	(11,708)
Operating lease assets and liabilities, net	1,016	(532)
Accounts payable	(26,083)	(9,815)
Accrued salaries and benefits	(24,678)	9,513
Accrued subcontractors and other direct costs	(2,613)	1,078
Accrued expenses and other current liabilities	(14,688)	(6,883)
Income tax receivable and payable	3,192	2,621
Other liabilities	629	544
Net Cash Used in Operating Activities	(16,831)	(7,055)

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(6,441)	(6,454)
Payments for business acquisitions, net of cash acquired	(459)	—
Net Cash Used in Investing Activities	(6,900)	(6,454)

Cash Flows from Financing Activities
Advances from working capital facilities	334,995	329,690
Payments on working capital facilities	(293,640)	(291,662)
Other short-term borrowings	2,483	—
Receipt of restricted contract funds	2,916	4,301
Payment of restricted contract funds	(1,131)	(14,714)
Payments of principal portion of finance leases	(590)	—
Proceeds from exercise of options	111	92
Dividends paid	(2,641)	(2,644)
Net payments for stock issuances and buybacks	(22,815)	(22,268)
Payments on business acquisition liabilities	—	(121)
Net Cash Provided by Financing Activities	19,688	2,674
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	11	(525)

Decrease in Cash, Cash Equivalents, and Restricted Cash	(4,032)	(11,360)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	12,968	20,433
Cash, Cash Equivalents, and Restricted Cash, End of Period	$8,936	$9,073

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$5,924	$2,760
Income taxes	$914	$949
Non-cash investing and financing transactions:
Tenant improvements funded by lessor	$—	$10,843

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

(dollar amounts in tables in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (“ICFI”) and its principal subsidiary, ICF Consulting Group, Inc. (“Consulting,” and together with ICFI, the “Company”), and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). Consulting is a wholly owned subsidiary of ICFI. ICFI is a holding company with no operations or assets other than its investment in the common stock of Consulting. All other subsidiaries of the Company are wholly owned by Consulting. Material intercompany transactions and balances have been eliminated.

Nature of Operations

The Company provides professional services and technology-based solutions, including management, marketing, technology, and policy consulting and implementation services, in the areas of energy, environment, infrastructure and disaster recovery; health and social programs; and security and other civilian/commercial. The Company offers a full range of services to clients throughout the entire life cycle of a policy, program, project, or initiative, from research and analysis, assessment, and advice to design and implementation of programs and technology-based solutions, and the provision of engagement services and programs.

The Company’s major customers are U.S. federal government departments and agencies. The Company also serves U.S. state (including territories) and local government departments and agencies, international governments, and commercial clients worldwide. Commercial clients include airlines, airports, electric and gas utilities, health care companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profit associations, manufacturing firms, retail chains, and distribution companies. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state (including territories) and local governments, unless otherwise indicated.

The Company, incorporated in Delaware, is headquartered in Reston, Virginia. The Company maintains additional offices throughout the world, including more than 50 offices in the U.S. and U.S. territories and more than 20 offices in key markets outside the U.S., including offices in the United Kingdom, Belgium, India, and Canada.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the consolidated financial statements where estimates may have the most significant effect include contractual and regulatory reserves, valuation and lives of tangible and intangible assets, impairment of goodwill and long-lived assets, accrued liabilities, revenue recognition (including estimates of variable considerations in determining the total contract price and allocation of performance obligations), the remaining costs to complete fixed-price contracts, bonus and other incentive compensation, stock-based compensation, reserves for tax benefits and valuation allowances on deferred tax assets, provisions for income taxes, collectability of receivables, and loss accruals for litigation. Actual results experienced by the Company may differ from management's estimates.

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three months periods ended March 31, 2023 and 2022 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2022 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

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

As of March 31, 2023, the Company has one interest rate swap contract with a variable interest rate that references LIBOR. The contract expires on August 31, 2023.

Reclassification

Certain immaterial amounts in the consolidated statements of comprehensive income have been reclassified to conform to the current year’s presentation. To be consistent with the current presentation of interest, net, the Company reclassified $0.1 million in interest income for the three months ended March 31, 2022 from “Other expense” to “Interest, net”.

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the three months ended March 31, 2023 and 2022:

	March 31, 2023		March 31, 2022
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$11,257	$5,364	$8,254	$7,392
Restricted cash	1,711	3,572	12,179	1,681
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$12,968	$8,936	$20,433	$9,073

NOTE 3 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	March 31, 2023	December 31, 2022
Billed and billable	$227,589	$238,449
Allowance for expected credit losses	(6,523)	(6,112)
Contract receivables, net	$221,066	$232,337

On December 23, 2022, the Company entered into a Master Receivables Purchase Agreement (the “MRPA”) with MUFG Bank, Ltd. (“MUFG”) for the sale from time to time of certain eligible billed receivables. The purchase price of each receivable is equal to the net invoice amount minus a specified discount. The receivables are sold without recourse and the Company does not retain any ongoing financial interest in the transferred receivables other than providing servicing activities. The Company accounts for the transfers as sales under ASC 860, Transfers and Servicing, derecognizes the receivables from its consolidated balance sheets at the date of the sale, and includes the cash received from MUFG as part of cash flows from operating activities on its consolidated statement of cash flows.

During the three months ended March 31, 2023, the Company sold $28.6 million in billed receivables to MUFG. At March 31, 2023 and December 31, 2022, the Company had $13.2 million and $6.2 million, respectively, in cash collections from previously sold invoices to be remitted to MUFG which is included as part of “accrued expenses and other current liabilities” on the consolidated balance sheets.

NOTE 4 – LEASES

The Company has operating and finance leases for facilities and equipment which have remaining terms ranging from 1 to 16 years. The leases may include options to extend the lease periods for up to 5 years at rates approximating market rates and/or options to terminate the leases within 1 year. The leases may include a residual value guarantee or a responsibility to return the property to its original state of use. A limited number of leases contain provisions that provide for rental increases based on consumer price indices. The change in lease cost resulting from changes in these indices is included within variable lease cost.

The Company’s lease cost is recognized on a straight-line basis over the lease term. Lease cost consists of the following:

	Three Months Ended
	March 31, 2023	March 31, 2022
Operating lease cost	$6,489	$9,502
Finance lease cost - amortization of right-of-use assets	494	—
Finance lease cost - interest	152	—
Short-term lease cost	149	133
Variable lease cost	55	20
Sublease income	(28)	(10)
Total lease cost	$7,311	$9,645

Future minimum lease payments under non-cancellable operating and finance leases as of March 31, 2023 were as follows:

	Operating	Finance
March 31, 2024	$18,582	$2,967
March 31, 2025	28,674	2,967
March 31, 2026	26,939	2,967
March 31, 2027	23,322	2,967
March 31, 2028	17,024	2,967
Thereafter	139,443	5,192
Total future minimum lease payments	253,984	20,027
Less: Interest	(48,529)	(2,119)
Total lease liabilities	$205,455	$17,908

Other information related to operating and finance leases is as follows:

	March 31, 2023	March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$4,982	$10,110
Operating cash outflows for finance leases	152	—
Financing cash outflows for finance leases	590	—
Right-of-use assets obtained in exchange for operating lease liabilities	$8,900	$2,952
Weighted-average remaining lease term
Operating leases	11.6	11.5
Finance leases	6.8	—
Weighted-average discount rate
Operating leases	3.5%	3.2%
Finance leases	3.4%	—

NOTE 5 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At March 31, 2023 and December 31, 2022, accrued expenses and other current liabilities consisted of the following:

	March 31, 2023	December 31, 2022
Deposits	$22,792	$32,384
Restricted contract funds	3,562	1,701
IT and software licensing costs	1,285	1,609
Taxes and insurance premiums	4,834	6,633
Facilities rental and lease exit costs	1,846	2,043
Interest	3,661	363
Professional services	2,958	3,617
Dividends	2,623	2,631
Cash collected not yet remitted to purchaser of billed receivables	13,225	6,164
Other accrued expenses and current liabilities	10,303	20,891
Total accrued expenses and other current liabilities	$67,089	$78,036

NOTE 6 – LONG-TERM DEBT

At March 31, 2023 and December 31, 2022, long-term debt consisted of:

	March 31, 2023		December 31, 2022
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$285,000		$288,750
Delayed-Draw Term Loan		220,000		220,000
Revolving Credit		97,721		52,616
Total before debt issuance costs	6.3%	602,721	3.3%	561,366
Unamortized debt issuance costs		(4,742)		(5,032)
Total		$597,979		$556,334

As of March 31, 2023, the Company had unused delayed draw term loan facility $180.0 million (available through May 6, 2023, with an additional six-month extension upon request by the Company) and unused borrowing capacity under the $600.0 million revolving line of credit of $499.6 million under the Credit Facility. The unused borrowing capacity is inclusive of outstanding letters of credit totaling $2.7 million. Considering the financial, performance-based limitations, available borrowing capacity was $403.5 million as of March 31, 2023. The average interest rate on borrowings under the Credit Facility was 6.3% for the three-months period ended March 31, 2023 and 3.3% for the twelve-months period ended December 31, 2022. Inclusive of the impact of floating-to-fixed interest rate swaps (see “Note 8 — Derivative Instruments and Hedging Activities”), the average interest rate was 5.5% for the three-months period ended March 31, 2023 and 3.7% for the twelve-months period ended December 31, 2022.

Future scheduled repayments of debt principal are as follows:

Payments due by	Term Loan	Delayed-Draw Term Loan	Revolving Credit	Total
March 31, 2024	$15,000	$11,000	$—	$26,000
March 31, 2025	15,000	11,000	—	26,000
March 31, 2026	22,500	16,500	—	39,000
March 31, 2027	22,500	16,500	—	39,000
May 6, 2027 (Maturity)	210,000	165,000	97,721	472,721
Total	$285,000	$220,000	$97,721	$602,721

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

	Three Months Ended March 31,
	2023		2022
	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, infrastructure, and disaster recovery	$187,396	39%	$169,028	41%
Health and social programs	203,698	42%	156,057	38%
Security and other civilian & commercial	92,188	19%	88,383	21%
Total	$483,282	100%	$413,468	100%

	Three Months Ended March 31,
	2023		2022
	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$267,742	55%	$219,044	53%
U.S. state and local government	74,933	16%	66,117	16%
International government	20,669	4%	27,377	7%
Total Government	363,344	75%	312,538	76%
Commercial	119,938	25%	100,930	24%
Total	$483,282	100%	$413,468	100%

	Three Months Ended March 31,
	2023		2022
	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$200,990	42%	$164,968	40%
Fixed price	219,016	45%	184,012	44%
Cost-based	63,276	13%	64,488	16%
Total	$483,282	100%	$413,468	100%

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed often due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing.

The following table summarizes the contract balances as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
Contract assets	$188,093	$169,088
Contract liabilities	(25,771)	(25,773)
Net contract assets (liabilities)	$162,322	$143,315

The net contract assets (liabilities) as of March 31, 2023 increased by $19.0 million as compared to December 31, 2022. The increase in net contract assets (liabilities) is primarily due to the timing difference between the performance of services and billings to and payments from customers. There were no material changes to contract balances due to impairments or credit losses during the period. During the three months ended March 31, 2023 and 2022, the Company recognized $14.2 million and $20.9 million in revenue related to the contract liabilities balance at December 31, 2022 and 2021, respectively.

Performance Obligations:

The Company had $1.4 billion in unfulfilled performance obligations as of March 31, 2023 which primarily reflects the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts, including those that are either non-cancellable or have substantive termination penalties, and were generally valued using an estimated cost-plus margin approach, with variable consideration being estimated at the most likely amount. The amounts exclude marketing offers, which are negotiated but unexercised contract options and indefinite delivery/indefinite quantity (IDIQ) and similar arrangements that provided a framework for customers to issue specific tasks, delivery, or purchase orders in the future. The Company expects to satisfy these performance obligations in approximately two years.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate swap agreements to manage or hedge its interest rate risk under the Credit Facility. Notwithstanding the terms of the swaps, the Company is ultimately obligated for all amounts due and payable under the Credit Facility. The derivative instruments are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive income (loss) and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Management intends that the Swaps remain effective and, on a quarterly basis, evaluates them to determine their effectiveness or ineffectiveness and records the change in fair value as an adjustment to other comprehensive income or loss. The Company does not use derivative instruments for speculative or trading purposes.

At March 31, 2023, the Company had floating-to-fixed interest rate swaps (the “Swaps”) for an aggregate notional amount of $275.0 million, of which $100.0 million will mature on August 31, 2023, $100.0 million will mature on February 28, 2025, and $75.0 million will mature on February 28, 2028. The Company designated the Swaps as cash flow hedges.

NOTE 9 – INCOME TAXES

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 23.5% and 27.5%, respectively.

The Company is subject to federal income tax as well as taxes in various state, local and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s 2019 through 2021 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state, local and foreign tax returns also remain open under the applicable statute of limitations and, as such, are subject to examination for the tax years from 2018 to 2021.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss as of March 31, 2023 and 2022 included the following:

	Three Months Ended March 31, 2023
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2022	$(14,056)	$41	$5,882	$(8,133)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	1,753	—	(2,532)	(779)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(60)	(1,360)	(1,420)
Effect of taxes (4)	(192)	19	1,038	865
Total current period other comprehensive (loss) income	1,561	(41)	(2,854)	(1,334)
Accumulated other comprehensive (loss) income at March 31, 2023	$(12,495)	$—	$3,028	$(9,467)

	Three Months Ended March 31, 2022
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2021	$(8,759)	$569	$(2,845)	$(11,035)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(2,304)	—	5,509	3,205
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(180)	902	722
Effect of taxes (4)	363	48	(1,679)	(1,268)
Total current period other comprehensive (loss) income	(1,941)	(132)	4,732	2,659
Accumulated other comprehensive (loss) income at March 31, 2022	$(10,700)	$437	$1,887	$(8,376)

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
(2)
Represents the change in fair value of interest rate hedge agreements designated as cash flow hedges. The fair value of the interest rate hedge agreements was recorded in other comprehensive income, net of tax, and will be reclassified to earnings when earnings are impacted by the hedged items, as interest payments are made on the Credit Facility from August 31, 2018 to February 28, 2025 (see “Note 8 — Derivative Instruments and Hedging Activities”).
(3)
The Company expects to reclassify $4.8 million of net gains related to the Change in Fair Value of Interest Rate Hedge Agreement from accumulated other comprehensive loss into earnings during the next 12 months.
(4)
The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 23.5% and 27.5%, respectively.

NOTE 11 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three months ended March 31, 2023 and 2022 are as follows:

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2022	18,883	$23	$401,957	$703,030	4,906	$(243,666)	$(8,133)	$853,211
Net income	—	—	—	16,398	—	—	—	16,398
Other comprehensive loss	—	—	—	—	—	—	(1,334)	(1,334)
Equity compensation	—	—	3,750	—	—	—	—	3,750
Exercise of stock options	4	—	111	—	—	—	—	111
Issuance of shares pursuant to vesting of restricted stock units	126	1	—	—	—	—	—	1
Payments for stock buybacks	(225)	—	—	—	225	(22,815)	—	(22,815)
Dividends declared	—	—	—	(2,633)	—	—	—	(2,633)
Balance at March 31, 2023	18,788	$24	$405,818	$716,795	5,131	$(266,481)	$(9,467)	$846,689

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2021	18,876	$23	$384,984	$649,298	4,659	$(219,800)	$(11,035)	$803,470
Net income	—	—	—	17,862	—	—	—	17,862
Other comprehensive income	—	—	—	—	—	—	2,659	2,659
Equity compensation	—	—	3,563	—	—	—	—	3,563
Exercise of stock options	4	—	92	—	—	—	—	92
Issuance of shares pursuant to vesting of restricted stock units	140	—	—	—	—	—	—	—
Payments for stock buybacks	(227)	—	—	—	227	(21,716)	—	(21,716)
Dividends declared	—	—	—	(2,628)	—	—	—	(2,628)
Balance at March 31, 2022	18,793	$23	$388,639	$664,532	4,886	$(241,516)	$(8,376)	$803,302

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

The 2018 Omnibus Plan, as amended, allows the Company to grant 1,600,000 shares using stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance share awards (“PSAs”), cash-settled restricted stock units (“CSRSUs”), and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 6,747 as of March 31, 2023, remain subject to its terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date. As of March 31, 2023, the Company had approximately 670,133 shares available for grant under the 2018 Omnibus Plan. CSRSUs have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share calculations.

During the three months ended March 31, 2023, the Company granted to its employees 76,498 shares in the form of RSUs with an average grant date fair value of $107.28, and the equivalent value of 47,611 shares in the form of CSRSUs with an average grant date fair value of $107.28. During the three months ended March 31, 2023, the Company also granted 36,956 shares in the form of PSAs to its employees with a grant date fair value of $115.67 per share. The RSUs, CSRSUs and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2023 have a performance period from January 1, 2023 through December 31, 2025 and performance conditions that are consistent with the PSAs granted in prior years.

The Company recognized stock-based compensation expense of $5.9 million and $4.6 million for the three months ended March 31, 2023 and 2022. Unrecognized compensation expense of approximately $19.7 million as of March 31, 2023 related to unsettled RSUs is expected to be recognized over a weighted-average period of 2.3 years. The unrecognized compensation expense related to CSRSUs totaled approximately $12.8 million at March 31, 2023 and is expected to be recognized over a weighted-average period of 2.2 years. Unrecognized compensation expense related to PSAs of approximately $7.1 million as of March 31, 2023 is expected to be recognized over a weighted-average period of 1.8 years.

NOTE 13 – EARNINGS PER SHARE

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

As of March 31, 2023, the PSAs granted during the year ended December 31, 2021 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2022 and during the three months ended March 31, 2023 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS. For the three months ended March 31, 2023 and 2022, there were 10,199 and 53,819 weighted-average shares excluded from the calculation of EPS because they were anti-dilutive. The anti-dilutive shares in both years were associated with RSUs.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended
	March 31,
	2023	2022
Net Income	$16,398	$17,862

Weighted-average number of basic shares outstanding during the period	18,779	18,795
Dilutive effect of stock options, RSUs, and performance shares	170	217
Weighted-average number of diluted shares outstanding during the period	18,949	19,012

Basic earnings per share	$0.87	$0.95
Diluted earnings per share	$0.87	$0.94

NOTE 14 – SHARE REPURCHASE PROGRAM

In September 2017, the board approved a share repurchase program that allows for share repurchases in the aggregate up to $100.0 million under approved share repurchase plans pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In November 2021, the board amended and increased the previously-authorized aggregate repurchase limit from $100.0 million to $200.0 million. The Restated Credit Agreement permits share repurchases provided that the Company’s Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to the Company having net liquidity of at least $100.0 million after giving effect to such repurchases. Notwithstanding the formula-based limit, the Company is permitted to make share repurchases up to $25.0 million per calendar year provided that it was not in default.

Purchases under this program may be made from time to time at prevailing market prices in the open market or in privately negotiated transactions pursuant to Rule 10b-18 under the Exchange Act and in accordance with applicable insider trading and other securities laws and regulations. The purchases are funded from existing cash balances and/or borrowings, and the repurchased shares are held in treasury. The timing and extent to which the Company repurchases its shares will depend on market conditions and other corporate considerations in the Company’s sole discretion.

For the three months ended March 31, 2023 and 2022, the Company used $18.1 million to repurchase 180,000 shares and $17.0 million to repurchase 176,375 shares, respectively, under the share repurchase program. As of March 31, 2023, $93.7 million of authorization remained available for share repurchases under the repurchase program.

NOTE 15 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$4,843	$—	$4,843	Prepaid expenses and other assets
Forward contract agreements	—	23	—	23	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	1,998	—	1,998	Other assets
Deferred compensation investments in cash surrender life insurance	—	18,624	—	18,624	Other assets

Liabilities:
Interest rate swaps - long-term portion	$—	$2,732	$—	$2,732	Other long-term liabilities
Deferred compensation plan liabilities	—	18,874	—	18,874	Other long-term liabilities

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$5,051	$—	$5,051	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	2,950	—	2,950	Other assets
Deferred compensation investments in cash surrender life insurance	—	17,869	—	17,869	Other assets

Liabilities:
Deferred compensation plan liabilities	$—	$17,485	$—	$17,485	Other long-term liabilities

NOTE 16 – SUBSEQUENT EVENTS

Dividend

On May 9, 2023, the board approved a $0.14 per share cash dividend. The dividend will be paid on July 14, 2023 to shareholders of record as of the close of business on June 9, 2023.

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

At March 31, 2023, the Company had open standby letters of credit totaling $2.7 million. The open standby letters of credit reduce the Company’s unused borrowing capacity under the Credit Facility.

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
•
Failure of the presidential administration (the “Administration”) and Congress to agree on spending priorities, which may result in temporary shutdowns of non-essential federal functions, including our work to support such functions;
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

The terms “we,” “our,” “us,” and “the Company,” as used throughout this Quarterly Report, refer to ICF International, Inc. and its subsidiaries, unless otherwise indicated. The term “federal” or “federal government” refers to the U.S. federal government, and “state and local” or “state and local government” refers to U.S. state and local governments and the governments of U.S. territories. The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023 (our “Annual Report”).

OVERVIEW AND OUTLOOK

We provide professional services and technology-based solutions, including management, marketing, technology, and policy consulting and implementation services. We help our clients conceive, develop, implement, and improve solutions that address complex business, natural resource, social, technological, and public safety issues. Our services primarily support clients that operate in three key markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery;
•
Health and Social Programs;
•
Security and Other Civilian & Commercial

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

We report operating results and financial data as a single segment based on the consolidated information used by our chief operating decision-maker in evaluating the financial performance of our business and allocating resources. Our single segment represents our core business: professional services to our broad array of clients. Although we describe our multiple service offerings to clients that operate in three markets to provide a better understanding of the scope and scale of our business, we do not manage our business or allocate our resources based on those service offerings or client markets. Rather, on a project-by-project basis, we assemble the best team from throughout the enterprise to deliver highly customized solutions that are tailored to meet the needs of each client.

We believe that, in the long-term, demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about the environment and use of clean energy and energy efficiency; health promotion, treatment, and cost control; the means by which public health can be improved effectively on a cross-jurisdiction basis; natural disaster recovery and rebuild efforts; and ongoing homeland security threats.

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

Although we continue to see favorable long-term market opportunities, there are certain business challenges facing all government service providers. Administrative and legislative actions by the federal government to address changing priorities or in response to the budget deficit and/or debt ceiling could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. Similarly, the very nature of opportunities arising out of disaster recovery means they can involve unusual challenges. Factors such as the overall stress on communities and people affected by disaster recovery situations, political complexities and challenges among involved government agencies, and a higher-than-normal risk of audits and investigations may result in a reduction to our revenue and profit and adversely affect cash flow. However, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the federal government, as well as to state and local and international governments and commercial clients. We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund ongoing operations, potential acquisitions, customary capital expenditures, and other working capital requirements.

Energy, Environment, Infrastructure, and Disaster Recovery

For decades, we have advised our clients on energy and environmental issues, including the impact of human activity on natural resources, and have helped develop solutions for infrastructure-related challenges. In addition to addressing government policy and regulation in these areas, our work focuses on industries that are affected by these policies and regulations, particularly in those industries most heavily involved in the use and delivery of energy. Significant factors affecting suppliers, users, and regulators of energy are driving private and public sector demand for professional services firms, including:

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

Carbon emissions have been an important focus of federal government regulation, international governments, many state and local governments, and multinational corporations around the world. Reducing or offsetting greenhouse gas (“GHG”) emissions continues to be the subject of both public and private sector interest, and the regulatory landscape in this area is still evolving. The need to address carbon and other harmful emissions has significantly changed the way the world’s governments and industries interact and continues to be one of the drivers of interest in energy efficiency. Moreover, how government and business adapt to the effects of climate change continues to be of global importance. We support governments at the federal and state and local level, including providing comprehensive support to the National Science and Technology Council’s Global Change Research Program. Additionally, we support ministries and agencies of the government of the United Kingdom (the “U.K.”) and the European Commission (the “E.C.”), as well as commercial clients, on these and related issues.

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to provide natural disaster recovery and rebuilding. In the wake of the major hurricanes (Ian, Harvey, Ida, Irma, Maria, Laura and Michael) that devastated communities in Texas, Florida, North Carolina, Louisiana, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts. Our prior experience with disaster relief and rebuild efforts, including after hurricanes Katrina and Rita and Superstorm Sandy, puts us in a favorable position to provide recovery and housing assistance, and environmental and infrastructure solutions, including disaster mitigation, on behalf of federal departments and agencies, state, territorial and local jurisdictions, and regional agencies. We support ongoing disaster recovery and mitigation efforts in a variety of US states, territories, and local jurisdictions that have been affected by natural disasters including but not limited to hurricanes.

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
•
Past under-investment in transportation infrastructure that was recently the center of the Infrastructure Investment and Jobs Act passed by Congress and signed by the President on November 15, 2021;
•
Economic and policy incentives for the implementation of carbon-free energy sources that were the centerpiece of the Inflation Reduction Act passed by Congress and signed by the President on August 16, 2022;
•
The increasing demand for businesses to respond to climate change and similar “ESG” priorities being championed not only by the public sector, but also by investors, financing sources, business organizations, ratings agencies, and proxy advisory firms; and
•
Changing patterns of economic development that require transportation systems and energy infrastructure to adapt to new patterns of demand.

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

Health, and Social Programs

We also apply our expertise across our full suite of services in the areas of health, and social programs. We believe that a confluence of factors will drive an increased need for public and private focus on these areas, including, among others:

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

In the area of federal health, we support many agencies and programs within the U.S. Department of Health and Human Services (“HHS”), including the National Institutes of Health (the “NIH”), the Centers for Disease Control and Prevention (the “CDC”), and the Centers for Medicare and Medicaid Services (“CMS”) by conducting primary data collection and analyses, assisting in designing, delivering and evaluating programs, managing technical assistance centers, providing instructional systems, developing information technology applications, and managing information clearinghouse operations. Our 2021 acquisition of ESAC brought a strong team with deep expertise in bioinformatics to further extend our capabilities in this arena. Our 2022 acquisition of SemanticBits, LLC (“SemanticBits”) brought substantial expertise in technology applications used in CMS to oversee healthcare quality. Increasingly, we provide multichannel communications and messaging for public health programs. We also provide training and technical assistance for early care and educational programs (such as Head Start), and health and demographic surveys in developing countries for the U.S. Department of State (the “DoS”). In the area of social programs, we provide extensive training, technical assistance, and program analysis and support services for a number of the housing programs of the U.S. Department of Housing and Urban Development (“HUD”) and state, territorial, and local governments. In addition, we provide research, program design, evaluation, and training for educational initiatives at the federal and state level. We provide similar services to a variety of U.K. ministries, as well as several Directorates-General of the European Commission.

Security and Other Civilian & Commercial

We serve a number of other important government missions and commercial markets. These government missions range from Security (e.g., the Departments of Defense, Homeland Security, and Justice) to a variety of other civilian government departments and agencies; commercial markets include those we serve with our commercial marketing and communications services.

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

At the DHS, we assist in shaping and managing critical programs to ensure the safety of communities, developing critical infrastructure protection plans and processes, establishing goals and capabilities for national preparedness at all levels of government in the U.S., and managing the national program to test radiological emergency preparedness at the state and local government levels in communities adjacent to nuclear power facilities. At the DoJ, we provide technical and communications assistance to programs that help victims of crime and at-risk youths. At the E.C., we provide support and analytical services related to justice and home affairs issues within the European context.

Other large Federal departments and agencies, such as USDA and Treasury, also face important challenges that motivate them to transform their business processes and to modernize the associated technology systems. ICF supports these organizations with a variety of technology and program support services.

In the area of commercial marketing and communications, some of the long-term market factors that we believe will have an impact on our clients include:

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

Across all of the areas described above we assist our clients in their growing efforts to ensure equity in their program operations, whether it is with an environmental justice or a health equity focus, or some other perspective depending on the program being delivered.

Employees and Offices:

We have approximately 9,000 full and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our 50 regional offices throughout the U.S. and more than 20 offices in key regions outside the U.S., including offices in the U.K., Belgium, India and Canada.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of our financial condition and results of operations is based on our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make certain estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and our application of critical accounting policies, including revenue recognition, impairment of goodwill and other intangible assets, and income taxes. If any of these estimates, assumptions or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 –Summary of Significant Accounting Policies” in our Annual Report and “Note 1 – Basis of Presentation and Nature of Operations” in the “Notes to Consolidated Financial Statements” in this Quarterly Report for further discussions of our significant accounting policies and estimates.

We periodically evaluate our critical accounting policies and estimates based on changes in U.S. GAAP and the current environment that may have an effect on our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Recent accounting standards are discussed in “Note 1 – Basis of Presentation and Nature of Operations—Recent Accounting Pronouncements” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

SELECTED KEY METRICS

In order to evaluate operations, we track revenue by key metrics that provide useful information about the nature of our operations. Client markets provide insight into the breadth of our expertise. Client type is an indicator of the diversity of our client base. Revenue by contract mix provides insight in terms of the degree of performance risk that we have assumed. Significant variances in the key metrics are discussed under the revenue section of the results of operations. For further discussion see “Note 7 – Revenue Recognition” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2023	2022	2023	2022	Dollars	Percent
Revenue	$483,282	$413,468	100.0%	100.0%	$69,814	16.9%
Direct Costs	312,565	258,158	64.7%	62.4%	54,407	21.1%
Operating Costs and Expenses:
Indirect and selling expenses	123,733	117,452	25.6%	28.4%	6,281	5.3%
Depreciation and amortization	6,309	4,838	1.3%	1.2%	1,471	30.4%
Amortization of intangible assets	9,224	5,317	1.9%	1.3%	3,907	73.5%
Total Operating Costs and Expenses	139,266	127,607	28.8%	30.9%	11,659	9.1%
Operating Income	31,451	27,703	6.5%	6.7%	3,748	13.5%
Interest expense, net	(9,457)	(2,627)	(2.0%)	(0.6%)	(6,830)	260.0%
Other expense	(558)	(439)	(0.1%)	(0.1%)	(119)	27.1%
Income before Income Taxes	21,436	24,637	4.4%	6.0%	(3,201)	(13.0%)
Provision for Income Taxes	5,038	6,775	1.0%	1.6%	(1,737)	(25.6%)
Net Income	$16,398	$17,862	3.4%	4.4%	$(1,464)	(8.2%)

Revenue. Revenue for the three months ended March 30, 2023 was $483.3 million, compared to $413.5 million for the three months ended March 30, 2022, an increase of $69.8 million or 16.9%. The increase in revenue was driven by our U.S. federal government and U.S. state and local government clients, increases in our U.S. and international commercial clients, as well as the favorable impact of our acquisitions of SemanticBits and Blanton & Associates in third quarter of 2022. These gains were offset by decreases from our international government work.

The Energy, Environment, Infrastructure and Disaster Recovery client market increased $18.4 million or 10.9% over the same period last year and was driven by:

•
Increases in our U.S. based commercial and international commercial businesses which grew by $10.5 million and $2.9 million, respectively;
•
Growth in our U.S. state and local government and U.S. government business which increased by $5.7 million and $2.9 million respectively;
•
Reduction of our international government business which decreased by $3.5 million.

The Health and Social Programs client market increased $47.6 million or 30.5% over the same period last year and was driven by:

•
Growth in our U.S. government and U.S. state and local government businesses which increased by $44.6 million and $3.1 million, respectively;
•
Increases in our U.S. based commercial business which grew by $6.5 million;
•
Reductions in our international government and commercial businesses which decreased $5.9 million and $0.7 million, respectively.

The Security and Other Civilian & Commercial client market increased $3.8 million or 4.3% over the same period last year and was driven by:

•
Growth in our international government and U.S. government businesses which increased by $2.7 million and $1.2 million, respectively;
•
Increases in our international commercial business which grew by $1.7 million;
•
Reductions in our U.S. commercial businesses which decreased $1.8 million.

Direct Costs. The increase of $54.4 million in direct costs was driven by increases of $31.3 million in our direct labor and associated fringe benefit costs and $23.1 million in our subcontractor and other direct costs, which was driven, in part, by the acquisitions of SemanticBits and Blanton in the third quarter of 2022, as well as the growth in the business. Our direct labor and associated fringe benefit costs as a percentage of direct costs were 57.8% for each of the three-month periods ended March 31, 2023 and 2022, respectively. Our subcontractor and other direct costs as a percentage of direct costs was steady at 42.2% for each of the three-month periods ended March 31, 2023 and 2022, respectively. The increase in our direct costs was also due to additional work performed during the three months ended March 31, 2023 compared to the same period in 2022, partly due to our recent acquisitions previously noted. Our direct costs as a percent of revenue were 64.7% for the three months ended March 31, 2023, compared to 62.4% for the three months ended March 31, 2022. Our direct labor and associated fringe benefit costs as a percentage of revenue were 37.4% and 36.1% for the three months ended March 31, 2023 and 2022, respectively, and our subcontractor and other direct costs as a percentage of revenue were 27.3% and 26.3%, for the three months ended March 31, 2023 and 2022, respectively.

Indirect and selling expenses. For the three months ended March 31, 2023, our indirect and selling expenses increased $6.3 million, or 5.3%, compared to the prior year, primarily due to additional indirect labor and associated fringe costs of $3.8 million and to general and administrative costs of $2.5 million. The increase in our indirect labor and associated fringe costs was a result of additional headcount from our recent acquisitions in 2022 as well as additional labor resources to support our growth. The increase in our general and administrative costs were primarily from impairment of $0.9 million of intangible asset related to a prior acquisition, an increase of $0.9 million in travel expense, and additional credit losses of $0.7 million in 2023 compared to 2022. Although we saw our overall indirect and selling expenses increase in 2023, our indirect and selling expenses as a percent of revenue decreased to 25.6% for the three months ended March 31, 2023 compared to 28.4% for the three months ended March 31, 2022 as we continue to implement efficiency measures and reduce our operating expenses while supporting our revenue growth.

Depreciation and amortization. The increase of $1.5 million in our depreciation and amortization was from $0.9 million of additional depreciation expense and $0.6 million of additional amortization expense resulting from additional capital expenditure in the three months ended March 31, 2023 as compared to 2022.

Amortization of intangible assets. The increase of amortization of intangible assets was primarily due to the amortization of intangible assets acquired in our acquisitions of SemanticBits and Blanton in the third quarter of 2022.

Operating Income. Our operating income increased by $3.7 million for the three months ended March 31, 2023 compared to the prior year due to higher gross profit offset by higher operating costs to support our growing operations.

Interest expense, net. The increase of $6.8 million in interest expense, net, was primarily due to higher average debt balance of $634.3 million during the three months ended March 31, 2023 as compared to $461.2 million during the same period in 2022, as a result of our acquisition activities. We utilize floating-to-fixed interest rate swap agreements (the “Swaps”) to hedge the variable interest portion of our debt. For the three months ended March 31, 2023, settlements of the Swaps provided a reduction of $1.4 million to our interest expense, net, compared to $0.9 million in additional interest for the same period in 2022. Our average interest rate on borrowings, inclusive of the impact of the Swaps, was 5.5% for the three months ended March 31, 2023 compared to 2.1% for the three months ended March 31, 2022.

Other expense. Other expense did not materially change for the three months ended March 31, 2023 as compared to 2022.

Provision for Income Taxes. Our effective income tax rate for the three months ended March 31, 2023 and 2022 was 23.5% and 27.5%, respectively. The decrease in the effective income tax rate was primarily due to the impact of windfall tax benefits relating to equity-based compensation that vested during the quarter and non-taxable income on insurance investments partially offset by non-deductible executive compensation and additional valuation allowance on foreign tax credits generated during the quarter.

NON-GAAP MEASURES

The following tables provide reconciliations of financial measures that are not calculated in accordance with generally accepted accounting principles in the U.S. to their most comparable U.S. GAAP measures (“non-GAAP”). While we believe that these non-GAAP financial measures provided additional information to investors and may be useful in evaluating our financial information, they should be considered supplemental in nature and not as a substitute for financial information prepared in accordance with U.S. GAAP. Other companies may define similarly titled non-GAAP measures differently and, accordingly, care should be exercised in understanding how we define these measures as similarly named measures are unlikely to be comparable across different companies.

Service Revenue

We compute Service Revenue as U.S. GAAP revenue less subcontractor and other direct costs (which include third-party materials and travel expenses, excluding any associated margins), which we believe represents the service we provide to our customer for directly contracting with and managing the activities of subcontractors. We believe Service Revenue is a useful measure to investors that best represents services that we provide to clients through our own employees.

The table below presents a reconciliation of U.S. GAAP revenue to Service Revenue for the periods indicated.

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Revenue	$483,282	$413,468
Subcontractor and other direct costs	(131,978)	(108,898)
Service Revenue	$351,304	$304,570

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated.

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net income	$16,398	$17,862
Interest, net	9,457	2,627
Provision for income taxes	5,038	6,775
Depreciation and amortization	15,533	10,155
EBITDA (1)	46,426	37,419
Impairment of long-lived assets (2)	894	—
Acquisition-related expenses (3)	803	1,319
Severance and other costs related to staff realignment (4)	2,495	1,226
Facilities consolidations and office closures (5)	359	—
Expenses related to the transfer to our new corporate headquarters (6)	—	1,882
Total Adjustments	4,551	4,427
Adjusted EBITDA	$50,977	$41,846

(1)
The calculation of EBITDA for the three months ended March 31, 2022 has been revised to conform to the current period calculation of EBITDA. Specifically, interest income of $0.1 million was reclassified from “Other expense” to “Interest, net” on the consolidated statements of comprehensive income.
(2)
We recognized impairment expense of $0.9 million in the first quarter of 2023 related to impairment of an intangible asset related to a prior acquisition.
(3)
These costs consist primarily of consultants and other outside third-party costs and integration costs associated with our acquisitions and/or potential acquisitions.
(4)
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
(6)
These costs represent incremental non-cash lease expense associated with a straight-line rent accrual during the “free rent” period in the lease for our new corporate headquarters in Reston, Virginia. We took possession of the new facility during the fourth quarter of 2021, while also maintaining and incurring lease costs for the former headquarters in Fairfax, Virginia. The transition to the new corporate headquarters was completed in the fourth quarter of 2022.

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

The following table presents a reconciliation of U.S. GAAP Diluted EPS to Non-GAAP Diluted EPS for the periods indicated.

	Three Months Ended
	March 31,
	2023	2022
U.S. GAAP Diluted EPS	$0.87	$0.94
Impairment of long-lived assets	0.04	—
Acquisition-related expenditures	0.04	0.07
Severance and other costs related to staff realignment	0.13	0.06
Facilities consolidations and office closures	0.02	—
Expenses related to the transfer to our new corporate headquarters	—	0.10
Amortization of intangibles	0.49	0.28
Income tax effects on amortization, special charges, and adjustments (1)	(0.17)	(0.14)
Non-GAAP Diluted EPS	$1.42	$1.31

(1)
Income tax effects were calculated using the effective tax rate of 23.5% and 27.5% for the three months ended March 31, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, debt service, dividends, and share repurchases. We expect to meet these requirements through a combination of our cash and cash equivalents at hand, cash flow from operations, and borrowings. Our primary source of borrowings is from our Credit Facility with a syndicate of multiple commercial banks, as described in “Note 6 — Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. As of March 31, 2023, we had $499.6 million, or $403.5 million after taking into account the financial and performance-based limitations, available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program. We believe that our cash balances, expected cash flows from operations, and access to our Credit Facility will be sufficient to meet our working capital needs, debt servicing commitments, share repurchase, and dividend payment requirements for the next twelve months and beyond.

We have entered into floating-to-fixed interest rate swap agreements (the “Swaps”) for a total notional value of $275.0 million to hedge a portion of our floating rate Credit Facility. The Swaps expire in 2023, 2025, and 2028, respectively, and we may consider entering into additional hedges as these existing hedges expire. For additional details on the Swaps, see “Note 8 — Derivative Instruments and Hedging Activities” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

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

The recent closures of Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”) in March 2023 and First Republic Bank (”Republic”) in May 2023 have raised significant concerns about bank-specific risks, broader financial institution liquidity risks, and the stability of the banking system in the United States. We did not hold any of our funds in, or have any banking relationship with SVB, Signature, or Republic. To date, we have not experienced any issues with the banks where we do maintain our accounts or have other banking relationships. We hold our funds in large commercial banks and our intent is to maintain account balances at a reasonably low level to reduce our risk of loss from a sudden failure at any individual bank. Our Credit Facility is supported by a syndicate of multiple commercial banks, and each bank in the syndicate provides a pro rata percentage of our total available borrowings and commitments independently of the others. No member of the bank syndicate is responsible for providing more than fifteen percent of the total available borrowings and commitments.

We continue to monitor the state of the financial markets to assess the continuing availability of borrowing capacity under the Credit Facility and the cost of additional capital from both debt and equity markets. At present, we believe we will be able to continue to access these markets at commercially reasonable terms and conditions if we need additional capital in the near term.

Financial Condition. There were several changes in our consolidated balance sheet as of March 31, 2023 compared to the consolidated balance sheet as of December 31, 2022. Significant changes are discussed below.

Cash and cash equivalents decreased to $5.4 million as of March 31, 2023, from $11.3 million on December 31, 2022 and restricted cash increased to $3.6 million as of March 31, 2023 from $1.7 million on December 31, 2022. These balances and the changes to the balances of cash and cash equivalents and restricted cash are further discussed in “Cash Flow” below and in “Note 2 — Restricted Cash” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

Contract receivables, net of allowance for expected credit losses, as of March 31, 2023, decreased to $221.1 million from $232.3 million on December 31, 2022 due to the timing of our billings and collection of client invoices. Contract receivables are a significant component of our working capital and may be favorably or unfavorably impacted by our collection efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients. We also utilize our MRPA with MUFG Bank, Ltd. to sell certain eligible billed receivables and sold $28.6 million in receivables during the first quarter of 2023. See “Note 3 — Contract Receivables, Net” in the “Notes to Consolidated Financial Statements” in this Quarterly Report

Contract assets and contract liabilities represent revenue in excess of billings and billings in excess of revenue, respectively, both of which generally arise from revenue recognition timing and contractually stipulated billing schedules or billing complexity. At March 31, 2023, contract assets and contract liabilities were $188.1 million and $25.8 million, respectively, compared to $169.1 million and $25.8 million, respectively, at December 31, 2022.

We evaluate our collections efforts using the days-sales-outstanding ratio (“DSO”), which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities), by revenue per day for the trailing 90-day period. Our DSO improved to 71 days at March 31, 2023, from 79 days at March 31, 2022, due, in part, to the utilization of our MRPA and improved collection efforts. Excluding collections relating to the Puerto Rico disaster relief and rebuild efforts (which include unusually long invoice payment cycles due to complex customer reporting and billing requirements), DSO was 68 days at March 31, 2023 compared to 74 days at March 31, 2022.

Accounts payable decreased to $109.9 at March 31, 2023 from $135.8 million at December 31, 2022, and our accrued expenses totaled $171.6 million at March 31, 2023 as compared to $209.5 million at December 31, 2022. The changes in our accounts payable and accrued expenses are primarily due to the timing of invoices from our vendors and subcontractors for services rendered and our subsequent payments of those invoices.

Long-term debt (exclusive of unamortized debt issuance costs) increased to $602.7 million on March 31, 2023 from $561.4 million on December 31, 2022, primarily due to the net advance on our Credit Facility of $41.4 million to fund short-term working capital needs. The average debt balances on the Credit Facility for the three months ended March 31, 2023 and 2022 were $634.3 million and $461.2 million, respectively. We deploy cash flow from operations as our primary source of funding and utilize our Credit Facility to fund any temporary cash requirements.

Inflation. Our business and results of operations have not been materially affected by inflation and changing prices during the period presented and we do not expect to be materially affected in the future due to the nature of our business as a provider of professional services with contracts that can be negotiated with new prices.

Share Repurchase Program. The objective of our share repurchase program has been to offset dilution resulting from our employee incentive plan. Our share repurchase program is described in “Note 14 — Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. The purchases will be funded from our existing cash balances and/or borrowings, and the repurchased shares will be held in treasury.

During the three months ended March 31, 2023, we repurchased 180,000 shares under this program at an average price of $100.70 per share. As of March 31, 2023, $93.7 million remained available for share repurchases.

Dividends. We pay quarterly cash dividends to our shareholders of record at $0.14 per share. Total dividend payments during the three months ended March 31, 2023 were $2.6 million.

Cash dividends declared thus far in 2023 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 28, 2023	$0.14	March 24, 2023	April 13, 2023
May 9, 2023	$0.14	June 9, 2023	July 14, 2023

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the three months ended March 31, 2023 and 2022:

	Three Months Ended
	March 31,
(in thousands)	2023	2022
Net Cash Used in Operating Activities	$(16,831)	$(7,055)
Net Cash Used in Investing Activities	(6,900)	(6,454)
Net Cash Provided by Financing Activities	19,688	2,674
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	11	(525)
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(4,032)	$(11,360)

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered.

Net cash used in operating activities increased by $9.8 million primarily due to an additional payroll cycle that increased the use of cash by $25.2 million during the first quarter of 2023 and the timing of vendor payments, partially offset by higher proceeds from sale of receivables.

Net cash used in investing activities increased by $0.4 million primarily due to payments for prior business acquisitions.

Net cash provided by cash flows from financing activities increased by $17.0 million primarily due to net lower cash payments against restricted contract funds of $12.2 million and higher borrowing against our Credit Facility of $3.3 million.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for the three months ended March 31, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	129,605	$99.17	113,573	$93,743,956
February 1 - February 28	66,427	$103.20	66,427	$93,743,956
March 1 - March 31	29,015	$107.28	—	$93,743,956
Total	225,047	$101.40	180,000

(1)
The total number of shares purchased of 225,047 includes shares repurchased pursuant to our share repurchase program described further in footnote (2) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of any restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended March 31, 2023, we repurchased 180,000 shares under the stock repurchase program at an average price of $100.70 and 45,047 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $104.22 per share.
(2)
The current share repurchase program authorizes share repurchases in the aggregate up to $200.0 million. The Restated Credit Agreement permits share repurchases, provided the Company’s Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.00 million. Additionally, we are permitted to make share repurchases up to $25 million per calendar year provided that we are not in default. For additional information on the share repurchase program, see “Note 14 — Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 10, 2023	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

May 10, 2023	By:	/s/ Barry Broadus
Barry Broadus
Chief Financial Officer (Principal Financial Officer)