Form 10-Q
period 2023-06-30
ICF International, Inc.
filed 2023-08-04
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number: 001-33045

ICF International, Inc.

(Exact name of Registrant as Specified in its Charter)

Delaware	22-3661438
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1902 Reston Metro Plaza, Reston, VA	20190
(Address of Principal Executive Offices)	(Zip Code)

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

As of July 28, 2023, there were 18,814,675 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	June 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$6,972	$11,257
Restricted cash	4,498	1,711
Contract receivables, net	226,360	232,337
Contract assets	200,202	169,088
Prepaid expenses and other assets	32,579	40,709
Income tax receivable	7,629	11,616
Total Current Assets	478,240	466,718
Property and Equipment, net	84,029	85,402
Other Assets:
Goodwill	1,236,380	1,212,898
Other intangible assets, net	117,145	126,537
Operating lease - right-of-use assets	146,539	149,066
Other assets	53,089	51,637
Total Assets	$2,115,422	$2,092,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$20,500	$23,250
Accounts payable	113,273	135,778
Contract liabilities	19,647	25,773
Operating lease liabilities	17,544	19,305
Finance lease liabilities	2,420	2,381
Accrued salaries and benefits	86,777	85,991
Accrued subcontractors and other direct costs	43,623	45,478
Accrued expenses and other current liabilities	65,372	78,036
Total Current Liabilities	369,156	415,992
Long-term Liabilities:
Long-term debt	581,297	533,084
Operating lease liabilities - non-current	185,924	182,251
Finance lease liabilities - non-current	14,894	16,116
Deferred income taxes	62,820	68,038
Other long-term liabilities	28,486	23,566
Total Liabilities	1,242,577	1,239,047

Commitments and Contingencies (Note 17)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 23,946,260 and 23,771,596 shares issued at June 30, 2023 and December 31, 2022, respectively; 18,814,675 and 18,883,050 shares outstanding at June 30, 2023 and December 31, 2022, respectively	24	23
Additional paid-in capital	411,187	401,957
Retained earnings	734,468	703,030
Treasury stock, 5,131,585 and 4,906,209 shares at June 30, 2023 and December 31, 2022 respectively	(266,518)	(243,666)
Accumulated other comprehensive loss	(6,316)	(8,133)
Total Stockholders’ Equity	872,845	853,211
Total Liabilities and Stockholders’ Equity	$2,115,422	$2,092,258

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenue	$500,085	$423,110	$983,367	$836,578
Direct Costs	325,404	268,905	637,969	527,063
Operating costs and expenses:
Indirect and selling expenses	126,522	114,403	250,255	231,855
Depreciation and amortization	6,826	5,063	13,135	9,901
Amortization of intangible assets	9,286	4,963	18,510	10,280
Total operating costs and expenses	142,634	124,429	281,900	252,036
Operating income	32,047	29,776	63,498	57,479
Interest, net	(10,132)	(4,049)	(19,589)	(6,676)
Other (expense) income	(677)	44	(1,235)	(395)
Income before income taxes	21,238	25,771	42,674	50,408
Provision for income taxes	926	7,374	5,964	14,149
Net income	$20,312	$18,397	$36,710	$36,259

Earnings per Share:
Basic	$1.08	$0.98	$1.95	$1.93
Diluted	$1.07	$0.97	$1.94	$1.91

Weighted-average Shares:
Basic	18,791	18,796	18,785	18,795
Diluted	18,919	18,954	18,942	18,991

Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28

Other comprehensive income (loss), net of tax	3,151	(4,211)	1,817	(1,552)
Comprehensive income, net of tax	$23,463	$14,186	$38,527	$34,707

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities
Net income	$36,710	$36,259
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	837	(172)
Deferred income taxes	(4,823)	4,741
Non-cash equity compensation	6,688	6,507
Depreciation and amortization	31,646	20,181
Facilities consolidation reserve	—	(156)
Amortization of debt issuance costs	651	617
Impairment of long-lived assets	888	—
Other adjustments, net	(1,411)	868
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(38,332)	(71,612)
Contract receivables	8,856	17,520
Prepaid expenses and other assets	13,864	(5,758)
Operating lease assets and liabilities, net	2,894	(997)
Accounts payable	(22,742)	(5,801)
Accrued salaries and benefits	405	1,512
Accrued subcontractors and other direct costs	(2,173)	6,754
Accrued expenses and other current liabilities	(18,311)	(3,253)
Income tax receivable and payable	3,999	(1,572)
Other liabilities	233	771
Net Cash Provided by Operating Activities	19,879	6,409

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(13,139)	(11,026)
Proceeds from working capital adjustments related to prior business acquisition	—	2,911
Payments for business acquisitions, net of cash acquired	(32,664)	—
Net Cash Used in Investing Activities	(45,803)	(8,115)

Cash Flows from Financing Activities
Advances from working capital facilities	669,437	869,529
Payments on working capital facilities	(624,553)	(838,259)
Proceeds from other short-term borrowings	7,632	—
Repayments of other short-term borrowings	(2,483)	—
Receipt of restricted contract funds	4,940	10,967
Payment of restricted contract funds	(3,962)	(20,550)
Debt issuance costs	—	(4,776)
Payments of principal portion of finance leases	(1,183)	—
Proceeds from exercise of options	278	194
Dividends paid	(5,271)	(5,280)
Net payments for stock issuances and buybacks	(20,588)	(20,778)
Payments on business acquisition liabilities	—	(121)
Net Cash Provided by (Used in) Financing Activities	24,247	(9,074)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	179	(1,189)

Decrease in Cash, Cash Equivalents, and Restricted Cash	(1,498)	(11,969)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	12,968	20,433
Cash, Cash Equivalents, and Restricted Cash, End of Period	$11,470	$8,464

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$19,129	$6,473
Income taxes	$8,450	$12,373
Non-cash investing and financing transactions:
Tenant improvements funded by lessor	$—	$20,243

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

Nature of Operations

The Company provides professional services and technology-based solutions, including management, marketing, technology, and policy consulting and implementation services, in the areas of energy, environment, infrastructure and disaster recovery; health and social programs; and security and other civilian & commercial. The Company offers a full range of services to clients throughout the entire life cycle of a policy, program, project, or initiative, from research and analysis, assessment, and advice to design and implementation of programs and technology-based solutions, and the provision of engagement services and programs.

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

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three- and six-months period ended June 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2022 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease accounting and financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The provisions of this ASU are elective and apply to all entities, subject to meeting certain criteria, that have debt or hedging contracts, among other contracts, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Entities can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. Also, entities can elect various optional expedients that would allow it to continue to apply hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. This guidance was effective beginning on March 12, 2020 and entities may elect to apply the amendments prospectively through December 31, 2022, the sunset date. In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which extended the sunset date from December 31, 2022 to December 31, 2024.

At December 31, 2022 the Company had one interest rate contract with a variable interest rate that references LIBOR, which was amended during the second quarter of 2023 to term Secured Overnight Financing Rate (“SOFR”) based interest pricing convention.

Reclassification

Certain immaterial amounts in the consolidated statements of comprehensive income have been reclassified to conform to the current year’s presentation. To be consistent with the current presentation of interest, net, the Company reclassified $0.1 million and $0.1 million in interest income for the three- and six-months period ended June 30, 2022, respectively, from “Other expense” to “Interest, net”.

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the six months ended June 30, 2023 and 2022:

	June 30, 2023		June 30, 2022
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$11,257	$6,972	$8,254	$6,063
Restricted cash	1,711	4,498	12,179	2,401
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$12,968	$11,470	$20,433	$8,464

NOTE 3 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	June 30, 2023	December 31, 2022
Billed and billable	$231,638	$238,449
Allowance for expected credit losses	(5,278)	(6,112)
Contract receivables, net	$226,360	$232,337

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

During the three and six months ended June 30, 2023, the Company sold $37.8 million and $66.4 million, respectively, in billed receivables to MUFG that is included in operating cash on the consolidated statements of cash flows. At June 30, 2023 and December 31, 2022, the Company had $10.3 million and $6.2 million, respectively, in cash collections from previously sold invoices to be remitted to MUFG which is included as part of “accrued expenses and other current liabilities” on the consolidated balance sheets.

NOTE 4 – GOODWILL

The changes in carrying amount of goodwill during the six months ended June 30, 2023 were as follows:

Balance as of December 31, 2022	$1,212,898
Goodwill resulting from business combination - CMY acquisition	21,366
Effect of foreign currency translation	2,116
Balance as of June 30, 2023	$1,236,380

NOTE 5 – LEASES

The Company has operating and finance leases for facilities and equipment which have remaining terms ranging from 1 to 15 years. The leases may include options to extend the lease periods for up to 5 years at rates approximating market rates and/or options to terminate the leases within 1 year. The leases may include a residual value guarantee or a responsibility to return the property to its original state of use. A limited number of leases contain provisions that provide for rental increases based on consumer price indices. The change in lease cost resulting from changes in these indices is included within variable lease cost.

The Company’s lease cost is recognized on a straight-line basis over the lease term. Lease cost consists of the following:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Operating lease cost	$6,393	$9,436	$12,882	$18,938
Finance lease cost - amortization of right-of-use assets	494	—	988	—
Finance lease cost - interest	149	—	300	—
Short-term lease cost	183	144	333	277
Variable lease cost	69	27	124	47
Sublease income	—	(28)	(28)	(38)
Total lease cost	$7,288	$9,579	$14,599	$19,224

Future minimum lease payments under non-cancellable operating and finance leases as of June 30, 2023 were as follows:

	Operating	Finance
June 30, 2024	$20,872	$2,967
June 30, 2025	29,232	2,967
June 30, 2026	26,696	2,967
June 30, 2027	21,826	2,967
June 30, 2028	16,886	2,967
Thereafter	134,824	4,449
Total future minimum lease payments	250,336	19,284
Less: Interest	(46,868)	(1,970)
Total lease liabilities	$203,468	$17,314

Other information related to operating and finance leases for six months ended June 30, 2023 and 2022 is as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$9,995	$19,983
Operating cash outflows for finance leases	300	—
Financing cash outflows for finance leases	1,183	—
Right-of-use assets obtained in exchange for operating lease liabilities	$9,722	$4,885
Weighted-average remaining lease term
Operating leases	11.5	11.7
Finance leases	6.5	—
Weighted-average discount rate
Operating leases	3.5%	3.2%
Finance leases	3.4%	—

NOTE 6 – LONG-TERM DEBT

At June 30, 2023 and December 31, 2022, long-term debt consisted of:

	June 30, 2023		December 31, 2022
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$281,250		$288,750
Delayed-Draw Term Loan		220,000		220,000
Revolving Credit		105,000		52,616
Total before debt issuance costs	6.5%	606,250	3.3%	561,366
Unamortized debt issuance costs		(4,453)		(5,032)
Total		$601,797		$556,334

As of June 30, 2023, the Company had unused delayed-draw term loan facility of $180.0 million (available through November 6, 2023) and unused borrowing capacity under the $600.0 million revolving line of credit of $492.6 million under a credit agreement with a group of lenders (the “Credit Facility”). The unused borrowing capacity is inclusive of outstanding letters of credit totaling $2.4 million. Considering the financial, performance-based limitations, available borrowing capacity was $388.5 million as of June 30, 2023. The average interest rate on borrowings under the Credit Facility was 6.6% and 6.5% for the three- and six-months period ended June 30, 2023, respectively, and 3.3% for the twelve-month period ended December 31, 2022. Inclusive of the impact of floating-to-fixed interest rate swaps (see “Note 8 – Derivative Instruments and Hedging Activities”), the average interest rate was 5.5% for the three- and six-months period ended June 30, 2023 and 3.7% for the twelve-month period ended December 31, 2022.

Future scheduled repayments of debt principal are as follows:

Payments due by	Term Loan	Delayed-Draw Term Loan	Revolving Credit	Total
June 30, 2024	$15,000	$5,500	$—	$20,500
June 30, 2025	16,875	12,375	—	29,250
June 30, 2026	22,500	16,500	—	39,000
May 6, 2027 (Maturity)	226,875	185,625	105,000	517,500
Total	$281,250	$220,000	$105,000	$606,250

NOTE 7 – REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients, most of which is earned over time, into categories that depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic and business factors. Those categories are client markets, client type, and contract mix. Client markets provide insight into the breadth of the Company’s expertise. In classifying revenue by client market, the Company attributes revenue from a client to the market that the Company believes is the client’s primary market. The Company also classifies revenue by the type of entity for which it does business, which is an indicator of the diversity of its client base. The Company attributes revenue generated as a subcontractor to a commercial company as government revenue when the ultimate client is a government agency or department. Disaggregation by contract mix provides insight in terms of the degree of performance risk that the Company has assumed. Fixed-price contracts are considered to provide the highest amount of performance risk as the Company is required to deliver a scope of work or level of effort for a negotiated fixed price. Time-and-materials contracts require the Company to provide skilled employees on contracts for negotiated fixed hourly rates. Since the Company is not required to deliver a scope of work, but merely skilled employees, it considers these contracts to be less risky than a fixed-price agreement. Cost-based contracts are considered to provide the lowest amount of performance risk since the Company is generally reimbursed for all contract costs incurred in performance of contract deliverables with only the amount of incentive or award fees (if applicable) dependent on the achievement of negotiated performance requirements.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, infrastructure, and disaster recovery	$202,723	41%	$172,103	41%	$389,254	40%	$343,025	41%
Health and social programs	207,224	41%	159,165	37%	411,463	42%	314,964	38%
Security and other civilian & commercial	90,138	18%	91,842	22%	182,650	18%	178,589	21%
Total	$500,085	100%	$423,110	100%	$983,367	100%	$836,578	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$271,817	55%	$225,298	53%	$539,578	55%	$444,341	53%
U.S. state and local government	81,206	16%	63,704	15%	156,236	16%	129,768	15%
International government	26,322	5%	28,616	7%	46,995	5%	55,994	7%
Total Government	379,345	76%	317,618	75%	742,809	76%	630,103	75%
Commercial	120,740	24%	105,492	25%	240,558	24%	206,475	25%
Total	$500,085	100%	$423,110	100%	$983,367	100%	$836,578	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$208,417	42%	$169,923	40%	$409,368	42%	$334,890	40%
Fixed-price	225,396	45%	185,902	44%	444,383	45%	369,915	44%
Cost-based	66,272	13%	67,285	16%	129,616	13%	131,773	16%
Total	$500,085	100%	$423,110	100%	$983,367	100%	$836,578	100%

Contract Balances:

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed often due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing.

The following table summarizes the contract balances as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
Contract assets	$200,202	$169,088
Contract liabilities	(19,647)	(25,773)
Net contract assets (liabilities)	$180,555	$143,315

The net contract assets (liabilities) as of June 30, 2023 increased by $37.2 million as compared to December 31, 2022. The increase in net contract assets (liabilities) is primarily due to the timing difference between the performance of services and billings to and payments from customers. There were no material changes to contract balances due to impairments or credit losses during the period. During the six months ended June 30, 2023 and 2022, the Company recognized $16.2 million and $24.9 million in revenue related to the contract liabilities balance at December 31, 2022 and 2021, respectively.

Performance Obligations:

The Company had $1.3 billion in unfulfilled performance obligations as of June 30, 2023 which primarily reflects the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts, including those that are either non-cancellable or have substantive termination penalties, and were generally valued using an estimated cost-plus margin approach, with variable consideration being estimated at the most likely amount. The amounts exclude marketing offers, which are negotiated but unexercised contract options and indefinite delivery/indefinite quantity (IDIQ) and similar arrangements that provided a framework for customers to issue specific tasks, delivery, or purchase orders in the future. The Company expects to satisfy these performance obligations in approximately two years.

NOTE 8 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate swap agreements (the “Swaps”) to manage its interest rate risk associated with its borrowings under the Credit Facility. Notwithstanding the terms of the swaps, the Company is ultimately obligated for all amounts due and payable under the Credit Facility. The derivative instruments are recorded on the consolidated balance sheets at fair value. Unrealized gains and losses on derivatives designated as cash flow hedges are reported in other comprehensive income (loss) and reclassified to earnings in a manner that matches the timing of the earnings impact of the hedged transactions. Management intends that the Swaps remain effective and, on a quarterly basis, evaluates them to determine their effectiveness or ineffectiveness and records the change in fair value as an adjustment to other comprehensive income or loss. The Company does not use derivative instruments for speculative or trading purposes.

During the second quarter of 2023, the Company entered into new floating-to-fixed interest rate swaps for a total notional amount of $100.0 million that will mature on June 27, 2028.

At June 30, 2023, the Company had floating-to-fixed interest rate swaps for an aggregate notional amount of $375.0 million, of which $100.0 million will mature on August 31, 2023, $100.0 million will mature on February 28, 2025, $75.0 million will mature on February 28, 2028, and $100.0 million will mature on June 27, 2028. The Company has designated the Swaps as cash flow hedges.

NOTE 9 – INCOME TAXES

The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 4.4% and 28.6%, respectively, and 14.0% and 28.1% for the six months ended June 30, 2023 and 2022, respectively.

A reconciliation of the Company’s statutory rate to the effective tax rate for the three and six months ended June 30, 2023 and 2022 is as follows:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Taxes at statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	5.8%	5.6%	5.8%	5.6%
Executive compensation	1.3%	1.5%	1.3%	1.5%
Corporate-Owned Life Insurance	(0.2%)	0.6%	(0.3%)	0.9%
Other permanent differences	0.9%	0.6%	0.5%	0.5%
Prior year tax adjustments	(3.5%)	(0.5%)	(1.8%)	(0.5%)
Capital Loss	(21.3%)	—	(10.6%)	—
Valuation allowance	1.4%	1.0%	1.2%	1.0%
Equity-based compensation	—	(0.7%)	(2.1%)	(1.4%)
Tax credits	(1.0%)	(0.5%)	(1.0%)	(0.5%)
Taxes at effective rate	4.4%	28.6%	14.0%	28.1%

The Company restructured the ownership of its Canadian entities for tax purposes during the second quarter of 2023, resulting in a decrease in the Company’s effective income tax rate for the three months and the six months ended 2023 compared to 2022.

The Company is subject to federal income tax as well as taxes in various state, local, and foreign jurisdictions. Tax statutes and regulations within each jurisdiction are subject to interpretation and require the application of significant judgment. The Company’s 2019 through 2021 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state, local, and foreign tax returns also remain open under the applicable statutes of limitations and, as such, are subject to examination for the tax years from 2018 to 2021.

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss as of June 30, 2023 and 2022 included the following:

	Three Months Ended June 30, 2023
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at March 31, 2023	$(12,495)	$3,028	$(9,467)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	1,652	3,811	5,463
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(1,778)	(1,778)
Effect of taxes (4)	10	(544)	(534)
Total current period other comprehensive (loss) income	1,662	1,489	3,151
Accumulated other comprehensive (loss) income at June 30, 2023	$(10,833)	$4,517	$(6,316)

	Three Months Ended June 30, 2022
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at March 31, 2022	$(10,700)	$437	$1,887	$(8,376)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(6,721)	—	1,793	(4,928)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(180)	596	416
Effect of taxes (4)	859	48	(606)	301
Total current period other comprehensive (loss) income	(5,862)	(132)	1,783	(4,211)
Accumulated other comprehensive (loss) income at June 30, 2022	$(16,562)	$305	$3,670	$(12,587)

	Six Months Ended June 30, 2023
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2022	$(14,056)	$41	$5,882	$(8,133)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	3,405	—	1,279	4,684
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(60)	(3,138)	(3,198)
Effect of taxes (4)	(182)	19	494	331
Total current period other comprehensive (loss) income	3,223	(41)	(1,365)	1,817
Accumulated other comprehensive (loss) income at June 30, 2023	$(10,833)	$—	$4,517	$(6,316)

	Six Months Ended June 30, 2022
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2021	$(8,759)	$569	$(2,845)	$(11,035)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(9,025)	—	7,302	(1,723)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(360)	1,498	1,138
Effect of taxes (4)	1,222	96	(2,285)	(967)
Total current period other comprehensive (loss) income	(7,803)	(264)	6,515	(1,552)
Accumulated other comprehensive (loss) income at June 30, 2022	$(16,562)	$305	$3,670	$(12,587)

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
(2)
Represents the change in fair value of interest rate hedge agreements designated as cash flow hedges. The fair value of the interest rate hedge agreements was recorded in other comprehensive income, net of tax, and will be reclassified to earnings when earnings are impacted by the hedged items, as interest payments are made on the Credit Facility from August 31, 2018 to June 27, 2028 (see “Note 8 — Derivative Instruments and Hedging Activities”).
(3)
The Company expects to reclassify $6.6 million of gains related to the Change in Fair Value of Interest Rate Hedge Agreement from accumulated other comprehensive loss into earnings during the next 12 months.
(4)
The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 4.4% and 28.6%, respectively, and 14.0% and 28.1% for the six months ended June 30, 2023 and 2022.

NOTE 11 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at March 31, 2023	18,788	24	$405,818	$716,795	5,131	$(266,481)	$(9,467)	$846,689
Net income	—	—	—	20,312	—	—	—	20,312
Other comprehensive income	—	—	—	—	—	—	3,151	3,151
Equity compensation	—	—	2,938	—	—	—	—	2,938
Exercise of stock options	4	—	167	—	—	—	—	167
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	23	—	2,264	—	—	—	—	2,264
Payments for stock buybacks	—	—	—	—	—	(37)	—	(37)
Dividends declared	—	—	—	(2,639)	—	—	—	(2,639)
Balance at June 30, 2023	18,815	$24	$411,187	$734,468	5,131	$(266,518)	$(6,316)	$872,845

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at March 31, 2022	18,793	$23	$388,639	$664,532	4,886	$(241,516)	$(8,376)	$803,302
Net income	—	—	—	18,397	—	—	—	18,397
Other comprehensive loss	—	—	—	—	—	—	(4,211)	(4,211)
Equity compensation	—	—	2,944	—	—	—	—	2,944
Exercise of stock options	4	—	102	—	—	—	—	102
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	22	—	1,539	—	—	—	—	1,539
Payments for stock buybacks	(1)	—	—	—	1	(50)	—	(50)
Dividends declared	—	—	—	(2,606)	—	—	—	(2,606)
Balance at June 30, 2022	18,818	$23	$393,224	$680,323	4,887	$(241,566)	$(12,587)	$819,417

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2022	18,883	$23	$401,957	$703,030	4,906	$(243,666)	$(8,133)	$853,211
Net income	—	—	—	36,710	—	—	—	36,710
Other comprehensive income	—	—	—	—	—	—	1,817	1,817
Equity compensation	—	—	6,688	—	—	—	—	6,688
Exercise of stock options	8	—	278	—	—	—	—	278
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	149	1	2,264	—	—	—	—	2,265
Payments for stock buybacks	(225)	—	—	—	225	(22,852)	—	(22,852)
Dividends declared	—	—	—	(5,272)	—	—	—	(5,272)
Balance at June 30, 2023	18,815	$24	$411,187	$734,468	5,131	$(266,518)	$(6,316)	$872,845

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2021	18,876	$23	$384,984	$649,298	4,659	$(219,800)	$(11,035)	$803,470
Net income	—	—	—	36,259	—	—	—	36,259
Other comprehensive loss	—	—	—	—	—	—	(1,552)	(1,552)
Equity compensation	—	—	6,507	—	—	—	—	6,507
Exercise of stock options	8	—	194	—	—	—	—	194
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	162	—	1,539	—	—	—	—	1,539
Payments for stock buybacks	(228)	—	—	—	228	(21,766)	—	(21,766)
Dividends declared	—	—	—	(5,234)	—	—	—	(5,234)
Balance at June 30, 2022	18,818	$23	$393,224	$680,323	4,887	$(241,566)	$(12,587)	$819,417

NOTE 12 – STOCK-BASED COMPENSATION

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

On June 1, 2023, the Company’s stockholders approved an amendment and restatement of the 2018 Omnibus Plan (the “2018 A&R Omnibus Plan”) which further increased the number of shares available for issuance, incorporated compensation recovery provisions consistent with new SEC and NASDAQ requirements, and made certain other clarifying changes.

The A&R 2018 Omnibus Plan, as amended, allows the Company to grant 2,050,000 shares using stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance share awards (“PSAs”), cash-settled restricted stock units (“CSRSUs”), and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 2,631 as of June 30, 2023, remain subject to its terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date. As of June 30, 2023, the Company had approximately 1,131,521 shares available for grant under the 2018 A&R Omnibus Plan. CSRSUs have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share calculations.

During the six months ended June 30, 2023, the Company granted to its employees 76,613 shares in the form of RSUs with an average grant date fair value of $107.29, and the equivalent value of 66,464 shares in the form of CSRSUs with an average grant date fair value of $109.33. During the six months ended June 30, 2023, the Company also granted 36,956 shares in the form of PSAs to its employees with a grant date fair value of $115.67 per share. The RSUs, CSRSUs, and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2023 have a performance period from January 1, 2023 through December 31, 2025 and performance conditions that are consistent with the PSAs granted in prior years.

The Company recognized stock-based compensation expense of $4.9 million and $4.4 million for the three months ended June 30, 2023 and 2022 and $10.8 million and $9.0 million for the six months ended June 30, 2023 and 2022. Unrecognized compensation expense of approximately $16.9 million as of June 30, 2023 related to unsettled RSUs is expected to be recognized over a weighted-average period of 2.0 years. The unrecognized compensation expense related to CSRSUs totaled approximately $14.3 million at June 30, 2023 and is expected to be recognized over a weighted-average period of 2.1 years. Unrecognized compensation expense related to PSAs of approximately $5.7 million as of June 30, 2023 is expected to be recognized over a weighted-average period of 1.5 years.

NOTE 13 – BUSINESS COMBINATION

CMY Solutions, LLC.

On May 1, 2023, the Company acquired CMY Solutions, LLC. (“CMY”), a privately-held company that provides engineering and automation solutions to utilities and organizations. The acquisition enhances ICF’s offerings in the field of power and energy advisory services.

As preliminary allocation of purchase consideration of $32.6 million, the Company recorded $10.0 million of intangible assets, $1.2 million in net working capital, and $21.4 million of goodwill. Intangible assets consist of $9.9 million related to existing customer relationships and $0.1 million related to trade names and trademarks. The acquisition of CMY is not material to the Company’s results of operations.

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

As of June 30, 2023, the PSAs granted during the year ended December 31, 2021 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2022 and during the six months ended June 30, 2023 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net Income	$20,312	$18,397	$36,710	$36,259

Weighted-average number of basic shares outstanding during the period	18,791	18,796	18,785	18,795
Dilutive effect of stock options, RSUs, and performance shares	128	158	157	196
Weighted-average number of diluted shares outstanding during the period	18,919	18,954	18,942	18,991

Basic earnings per share	$1.08	$0.98	$1.95	$1.93
Diluted earnings per share	$1.07	$0.97	$1.94	$1.91

NOTE 15 – SHARE REPURCHASE PROGRAM

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

For the six months ended June 30, 2023 and 2022, the Company used $18.1 million to repurchase 180,000 shares and $17.0 million to repurchase 176,375 shares, respectively, under the share repurchase program. As of June 30, 2023, $93.7 million of authorization remained available for share repurchases under the repurchase program.

NOTE 16 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$6,594	$—	$6,594	Prepaid expenses and other assets
Forward contract agreements	—	15	—	15	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	2,536	—	2,536	Other assets
Company-owned life insurance policies	—	19,375	—	19,375	Other assets

Liabilities:
Interest rate swaps - long-term portion	$—	$2,988	$—	$2,988	Other long-term liabilities

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$5,051	$—	$5,051	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	2,950	—	2,950	Other assets
Company-owned life insurance policies	—	17,869	—	17,869	Other assets

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

At June 30, 2023 and December 31, 2022, the Company had open standby letters of credit totaling $2.4 million and $2.0 million, respectively. The open standby letters of credit reduce the Company’s unused borrowing capacity under the Credit Facility.

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

NOTE 18 - SUBSEQUENT EVENTS

Dividend

On August 3, 2023, the board approved a $0.14 per share cash dividend. The dividend will be paid on October 13, 2023 to shareholders of record as of the close of business on September 8, 2023.

Divestiture

On July 19, 2023, the Company entered into a definitive agreement to sell its U.S. Commercial Marketing business. The proposed sale is in line with the Company’s strategy to streamline its business and deploy resources to support its key growth markets. The sale is expected to close prior to the end of the third quarter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in our filings with the Securities and Exchange Commission (the “SEC”), as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in the forward-looking statements, including, but not limited to:

•
Our dependence on contracts with United States (“U.S.”) federal, state and local, and international governments, agencies, and departments for the majority of our revenue;
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

We also assist commercial and government clients in designing, implementing, and evaluating demand side management programs, both for residential and for commercial and industrial sectors. Utility companies must balance the changing demand for energy with a price-sensitive, environmentally-conscious consumer base. We help utilities meet these needs, guiding them through the entire life cycle of energy efficiency and related demand side management and electrification programs, including policy and planning, determining technical requirements, and program implementation and improvement.

Carbon emissions have been an important focus of federal government regulation, international governments, many state and local governments, and multinational corporations around the world. Reducing or offsetting greenhouse gas (“GHG”) emissions continues to be the subject of both public and private sector interest, and the regulatory landscape in this area is still evolving. The need to address carbon and other harmful emissions has significantly changed the way the world’s governments and industries interact and continues to be one of the drivers of interest in energy efficiency. Moreover, how government and business adapt to the effects of climate change continues to be of global importance. We support governments at the federal and state and local levels, including providing comprehensive support to the National Science and Technology Council’s Global Change Research Program. Additionally, we support ministries and agencies of the government of the United Kingdom (the “U.K.”) and the European Commission (the “E.C.”), as well as commercial clients, on these and related issues.

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to provide natural disaster recovery and rebuilding. In the wake of the major hurricanes (Ian, Harvey, Ida, Irma, Maria, Laura, and Michael) that devastated communities in Texas, Florida, North Carolina, Louisiana, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts. Our prior experience with disaster relief and rebuild efforts, including after hurricanes Katrina and Rita and Superstorm Sandy, puts us in a favorable position to provide recovery and housing assistance, and environmental and infrastructure solutions, including disaster mitigation, on behalf of federal departments and agencies, state, territorial and local jurisdictions, and regional agencies. We support ongoing disaster recovery and mitigation efforts in a variety of U.S. states, territories, and local jurisdictions that have been affected by natural disasters including but not limited to hurricanes.

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
•
The increasing demand for businesses to respond to climate change and similar environmental, social, and governance priorities being championed not only by the public sector, but also by investors, financing sources, business organizations, ratings agencies, and proxy advisory firms; and
•
Changing patterns of economic development that require transportation systems and energy infrastructure to adapt to new patterns of demand.

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

Health and Social Programs

We also apply our expertise across our full suite of services in the areas of health and social programs. We believe that a confluence of factors will drive an increased need for public and private focus on these areas, including, among others:

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

In the area of federal health, we support many agencies and programs within the U.S. Department of Health and Human Services (“HHS”), including the National Institutes of Health (the “NIH”), the Centers for Disease Control and Prevention (the “CDC”), and the Centers for Medicare and Medicaid Services (“CMS”) by conducting primary data collection and analyses, assisting in designing, delivering, and evaluating programs, managing technical assistance centers, providing instructional systems, developing information technology applications, and managing information clearinghouse operations. Our 2021 acquisition of ESAC brought a strong team with deep expertise in bioinformatics to further extend our capabilities in this arena. Our 2022 acquisition of SemanticBits, LLC (“SemanticBits”) brought substantial expertise in technology applications used in CMS to oversee healthcare quality. Increasingly, we provide multichannel communications and messaging for public health programs. We also provide training and technical assistance for early care and educational programs (such as Head Start), and health and demographic surveys in developing countries for the U.S. Department of State (the “DoS”). In the area of social programs, we provide extensive training, technical assistance, and program analysis and support services for a number of the housing programs of the U.S. Department of Housing and Urban Development (“HUD”) and state, territorial, and local governments. In addition, we provide research, program design, evaluation, and training for educational initiatives at the federal and state level. We provide similar services to a variety of U.K. ministries, as well as several Directorates-General of the E.C.

Security and Other Civilian & Commercial

We serve a number of other important government missions and commercial markets. These government missions range from Security (e.g., the U.S. Departments of Defense (“DOD”), Homeland Security (“DHS”), and Justice (“DoJ”)) to a variety of other civilian government departments and agencies; commercial markets include those we serve with our commercial marketing and communications services.

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

In addition, the DoD is undergoing major transformations in its approach to strategies, processes, organizational structures, and business practices due to several complex, long-term factors, including:

•
The changing nature of global security threats, including cybersecurity threats;
•
Family issues associated with globally deployed armed forces;
•
The increasing use of commercial cloud computing infrastructure and services to support the DoD enterprise; and
•
The increasing need for real-time information sharing and the global nature of conflict arenas.

We provide key services to DoD, DHS, DoJ, and analogous Directorates-General at the E.C. We support DoD by providing high-end strategic planning, analysis, and technology-based solutions around cybersecurity. We also provide the defense sector with critical infrastructure protection, environmental management, human capital assessment, military community research, and technology-enabled solutions.

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

Other large Federal departments and agencies, such as the U.S. Department of Agriculture and the U.S. Department of the Treasury, also face important challenges that motivate them to transform their business processes and to modernize the associated technology systems. ICF supports these organizations with a variety of technology and program support services.

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

Employees and Offices:

We have approximately 9,000 full and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, with more than 50 regional offices throughout the U.S. and more than 20 offices in key regions outside the U.S., including offices in the U.K., Belgium, India, and Canada.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our discussion of our financial condition and results of operations is based on our consolidated financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make certain estimates, assumptions, and judgments that affect the reported amounts of assets, liabilities, revenue, and expenses and our application of critical accounting policies, including revenue recognition, impairment of goodwill and other intangible assets, and income taxes. If any of these estimates, assumptions, or judgments prove to be incorrect, our reported results could be materially affected. Actual results may differ significantly from our estimates under different assumptions or conditions. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Note 2 –Summary of Significant Accounting Policies” in our Annual Report and “Note 1 – Basis of Presentation and Nature of Operations” in the “Notes to Consolidated Financial Statements” in this Quarterly Report for further discussions of our significant accounting policies and estimates.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Three Months Ended June 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2023	2022	2023	2022	Dollars	Percent
Revenue	$500,085	$423,110	100.0%	100.0%	$76,975	18.2%
Direct Costs:
Direct labor & related fringe	187,737	152,114	37.5%	36.0%	35,623	23.4%
Subcontractors & other direct costs	137,667	116,791	27.6%	27.6%	20,876	17.9%
Total Direct Costs	325,404	268,905	65.1%	63.6%	56,499	21.0%
Operating Costs and Expenses:
Indirect and selling expenses	126,522	114,403	25.3%	27.0%	12,119	10.6%
Depreciation and amortization	6,826	5,063	1.4%	1.2%	1,763	34.8%
Amortization of intangible assets	9,286	4,963	1.9%	1.2%	4,323	87.1%
Total Operating Costs and Expenses	142,634	124,429	28.6%	29.4%	18,205	14.6%
Operating Income	32,047	29,776	6.3%	7.0%	2,271	7.6%
Interest, net	(10,132)	(4,049)	(2.0%)	(1.0%)	(6,083)	150.2%
Other (expense) income	(677)	44	(0.1%)	—	(721)	nm
Income before Income Taxes	21,238	25,771	4.2%	6.0%	(4,533)	(17.6%)
Provision for Income Taxes	926	7,374	0.2%	1.7%	(6,448)	(87.4%)
Net Income	$20,312	$18,397	4.0%	4.3%	$1,915	10.4%

nm - not meaningful

Revenue. Revenue for the three months ended June 30, 2023 was $500.1 million compared to $423.1 million for the three months ended June 30, 2022, an increase of $77.0 million or 18.2%. The increase in revenue was driven by $46.5 million from U.S. federal government, $17.5 million from U.S. state and local government, and $15.2 million from commercial clients, offset by a decrease of $2.2 million from our international government clients.

Our Health and Social Programs client market increased $48.1 million, or 30.2%, over the same period last year driven by:

•
Increases of $47.9 million and $3.0 million from our U.S. federal government and U.S. state and local government clients, respectively, offset by
•
Reductions of $2.6 million and $0.2 million from our international government and commercial clients, respectively

Our Energy, Environment Infrastructure, and Disaster Recovery client market increased by $30.6 million, or 17.8%, over the same period last year driven by:

•
Increases of $18.1 million and $14.4 million from our commercial and our U.S. state and local government clients, respectively, offset by
•
Decreases of $1.3 million and $0.6 million from international government and U.S. federal government clients, respectively

Our Security and Other Civilian & Commercial client market saw a decrease of $1.7 million, or 1.9%, over the same period last year due to:

•
Decreases of $2.7 million and $0.8 million from commercial and U.S. federal government clients, respectively, offset by
•
Increases of $1.7 million and $0.1 million from international government and U.S. state and local government clients, respectively.

Revenue includes subcontractor & other direct costs of $137.7 million and $116.8 million for the three months ended June 30, 2023 and 2022, respectively.

Direct Costs. The increase of $56.5 million in direct costs was driven by increases of $35.6 million in our direct labor and associated fringe benefit costs and $20.9 million in our subcontractor and other direct costs, which was driven, in part, by our recent acquisitions, investment in our people, as well as the growth in the business. Our direct labor & related fringe benefit costs as a percentage of direct costs were 57.7% and 56.6% for the three-month periods ended June 30, 2023 and 2022, respectively. Our subcontractor & other direct costs as a percentage of direct costs was 42.3% and 43.4% for the three-month periods ended June 30, 2023 and 2022, respectively. The increase in our direct costs was also due to additional work performed during the three months ended June 30, 2023 compared to the same period in 2022, partly due to our recent acquisitions previously noted. Our direct costs as a percent of revenue were 65.1% for the three months ended June 30, 2023, compared to 63.6% for the three months ended June 30, 2022. Our direct labor & related fringe benefit costs as a percentage of revenue were 37.5% and 36.0% for the three months ended June 30, 2023 and 2022, respectively, and our subcontractor & other direct costs as a percentage of revenue were steady at 27.6% for the three months ended June 30, 2023 and 2022, respectively.

Indirect and selling expenses. For the three months ended June 30, 2023, our indirect and selling expenses increased $12.1 million, or 10.6%, compared to the prior year, primarily due to additional indirect labor and associated fringe costs of $10.6 million and to general and administrative costs of $1.5 million. The increase in our indirect labor and associated fringe costs was a result of additional headcount from our recent acquisitions in 2022 and 2023 as well as additional labor resources to support our growth. The increase in our general and administrative costs was primarily from an increase of $0.9 million in travel expense, $0.6 million in insurance expense, and software license expense of $0.5 million in 2023 compared to 2022. Although we saw our overall indirect and selling expenses increase in 2023, our indirect and selling expenses as a percent of revenue decreased to 25.3% for the three months ended June 30, 2023 compared to 27.0% for the three months ended June 30, 2022.

Depreciation and amortization. The increase of $1.8 million in our depreciation and amortization was from $1.2 million of additional depreciation expense and $0.6 million of additional amortization expense resulting from additional capital expenditure in the three months ended June 30, 2023 as compared to 2022.

Amortization of intangible assets. The increase of amortization of intangible assets was primarily due to the amortization of intangible assets acquired in our acquisitions in the third quarter of 2022 and in the second quarter of 2023.

Interest, net. The increase of $6.1 million in interest, net, was primarily due to higher average debt balance of $668.8 million during the three months ended June 30, 2023 as compared to $488.5 million during the same period in 2022, primarily as a result of our acquisition activities. Our average interest rate on borrowings, inclusive of the impact of the Swaps, was 5.5% for the three months ended June 30, 2023 compared to 2.9% for the three months ended June 30, 2022. We utilize floating-to-fixed interest rate swap agreements (the “Swaps”) to hedge the variable interest portion of our debt. For the three months ended June 30, 2023, settlements of the Swaps reduced our interest expense, net, by $1.8 million compared to $0.6 million in additional interest for the same period in 2022.

Other (expense) income. Other (expense) income increased by $0.9 million for the three months ended June 30, 2023 compared to the same period in 2022 primarily due to losses on foreign currency rates.

Provision for Income Taxes. Our effective income tax rate for the three months ended June 30, 2023 and 2022 was 4.4% and 28.6%, respectively. The decrease in the effective income tax rate was primarily due to the impact of a tax planning strategy regarding the ownership structure of our Canadian subsidiaries implemented during the quarter, foreign return-to-provision adjustments recorded in connection with our foreign income tax return filings, and non-taxable income on insurance investments partially offset by additional valuation allowance on excess foreign tax credits generated during the quarter.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

The table below sets forth certain items from our unaudited consolidated statements of comprehensive income, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Six Months Ended June 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2023	2022	2023	2022	Dollars	Percent
Revenue	$983,367	$836,578	100.0%	100.0%	$146,789	17.5%
Direct Costs:
Direct labor & related fringe	368,324	301,374	37.5%	36.0%	66,950	22.2%
Subcontractors & other direct costs	269,645	225,689	27.4%	27.0%	43,956	19.5%
Total Direct Costs	637,969	527,063	64.9%	63.0%	110,906	21.0%
Operating Costs and Expenses:
Indirect and selling expenses	250,255	231,855	25.4%	27.7%	18,400	7.9%
Depreciation and amortization	13,135	9,901	1.3%	1.2%	3,234	32.7%
Amortization of intangible assets	18,510	10,280	1.9%	1.2%	8,230	80.1%
Total Operating Costs and Expenses	281,900	252,036	28.6%	30.1%	29,864	11.8%
Operating Income	63,498	57,479	6.5%	6.9%	6,019	10.5%
Interest, net	(19,589)	(6,676)	(1.9%)	(0.8%)	(12,913)	193.4%
Other expense	(1,235)	(395)	(0.1%)	—	(840)	nm
Income before Income Taxes	42,674	50,408	4.5%	6.1%	(7,734)	(15.3%)
Provision for Income Taxes	5,964	14,149	0.6%	1.7%	(8,185)	(57.8%)
Net Income	$36,710	$36,259	3.9%	4.4%	$451	1.2%

nm - not meaningful

Revenue. Revenue for the six months ended June 30, 2023 was $983.4 million, compared to $836.6 million for the six months ended June 30, 2022, an increase of $146.8 million or 17.5%. The increase in revenue was driven by increases of $95.2 million from U.S. federal government, $34.1 million from commercial, $26.5 million from U.S. state and local government clients, offset by a decrease of $9.0 million from international government clients.

Our Health and Social Programs client market increased $96.5 million, or 30.6%, over the same period last year driven by:

•
Increases of $93.6 million, $6.2 million, and $5.4 million from our U.S. federal government, U.S. state and local government, and commercial clients, respectively, offset by
•
A reductions of $8.7 million from our international government clients.

Our Energy, Environment Infrastructure, and Disaster Recovery client market increased by $46.2 million, or 13.5%, over the same period last year driven by:

•
Increases of $31.3 million and $20.2 million from our commercial and U.S. state and local government clients, respectively, offset by
•
Decreases of $5.2 million and $0.1 million from international government and U.S. federal government clients, respectively

Our Security and Other Civilian & Commercial client market increased $4.1 million, or 2.3%, over the same period last year due to:

•
Increases of $4.9 million, $1.7 million, and $0.1 million from our international government, U.S. federal government, and U.S. state and local government clients, respectively, offset by
•
A decrease of $2.6 million from our commercial clients.

Revenue includes subcontractors & other direct costs of $269.6 million and $225.7 million for the six months ended June 30, 2023 and 2022, respectively.

Direct Costs. The increase of $110.9 million in direct costs was driven by increases of $66.9 million in our direct labor and associated fringe benefit costs and $44.0 million in our subcontractor and other direct costs, which was driven, in part, by our recent acquisitions, investment in our people, and growth of our business. For the six-month periods ended June 30, 2023 and 2022, direct labor & related fringe benefit costs as a percentage of direct costs were 57.7% and 57.2%, respectively, and subcontractor & other direct costs as a percentage of direct costs were also consistent at 42.3% and 42.8%, respectively. Our direct costs as a percent of revenue were 64.9% for the six months ended June 30, 2023, compared to 63.0% for the six months ended June 30, 2022. Our direct labor & related fringe benefit costs as a percentage of revenue were 37.5% and 36.0% for the six months ended June 30, 2023 and 2022, respectively, and our subcontractor & other direct costs as a percentage of revenue were 27.4% and 27.0%, for the six months ended June 30, 2023 and 2022, respectively.

Indirect and selling expenses. For the six months ended June 30, 2023, our indirect and selling expenses increased $18.4 million, or 10.6%, compared to the prior year, from additional indirect labor and associated fringe costs of $14.4 million and to general and administrative costs of $4.0 million. The increase in our indirect labor and associated fringe costs was a result of additional headcount from our recent acquisitions in 2022 and 2023 as well as additional labor resources to support our growth. The increase in our general and administrative costs were primarily from $1.8 million in travel expense, $1.1 million in software license expense, $1.0 million in insurance expense, and additional credit losses of $1.0 million in 2023 compared to 2022. Although we saw our overall indirect and selling expenses increase in 2023, our indirect and selling expenses as a percent of revenue decreased to 25.4% for the six months ended June 30, 2023 compared to 27.7% for the six months ended June 30, 2022.

Depreciation and amortization. The increase of $3.2 million in our depreciation and amortization was from $2.1 million of additional depreciation expense and $1.1 million of additional amortization expense resulting from additional capital expenditure in the six months ended June 30, 2023 as compared to 2022.

Amortization of intangible assets. The increase of amortization of intangible assets was primarily due to the amortization of intangible assets acquired in our acquisitions in the third quarter of 2022 and the second quarter of 2023.

Interest, net. The increase of $6.1 million in interest, net, was primarily due to higher average debt balance of $651.6 million during the six months ended June 30, 2023 as compared to $474.9 million during the same period in 2022, primarily as a result of our acquisition activities. Our average interest rate on borrowings, inclusive of the impact of the Swaps, was 5.5% for the six months ended June 30, 2023 compared to 2.6% for the six months ended June 30, 2022. We utilize floating-to-fixed interest rate swap agreements (the “Swaps”) to hedge the variable interest portion of our debt. For the six months ended June 30, 2023, settlements of the Swaps reduced our interest expense, net, by $3.1 million compared to $1.5 million in additional interest for the same period in 2022.

Other expense. Other expense increased by $0.8 million for the six months ended June 30, 2023 as compared to 2022 primarily due to losses on foreign currency.

Provision for Income Taxes. Our effective income tax rate for the six months ended June 30, 2023 and 2022 was 14.0% and 28.1%, respectively. The decrease in the effective income tax rate was primarily due to the impact of a tax planning strategy regarding the ownership structure of our Canadian subsidiaries implemented during the quarter, foreign return-to-provision adjustments recorded in connection with our foreign income tax return filings, and non-taxable income on insurance investments partially offset by additional valuation allowance on excess foreign tax credits generated during the quarter.

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2023	2022	2023	2022
Net income	$20,312	$18,397	$36,710	$36,259
Interest, net	10,132	4,049	19,589	6,676
Provision for income taxes	926	7,374	5,964	14,149
Depreciation and amortization	16,112	10,026	31,645	20,181
EBITDA (1)	47,482	39,846	93,908	77,265
Impairment of long-lived assets (2)	—	—	894	—
Acquisition and divestiture-related expenses (3)	2,103	2,262	2,906	3,581
Severance and other costs related to staff realignment (4)	1,365	185	3,860	1,411
Facilities consolidations and office closures (5)	—	—	359	—
Expenses related to the transfer to our new corporate headquarters (6)	—	1,882	—	3,764
Total Adjustments	3,468	4,329	8,019	8,756
Adjusted EBITDA	$50,950	$44,175	$101,927	$86,021

(1)
The calculation of EBITDA for the three and six months ended June 30, 2022 has been revised to conform to the current period calculation of EBITDA. Specifically, interest income of $0.1 million and $0.1 million, respectively, was reclassified from "Other expense" to "Interest, net" on the consolidated statements of comprehensive income.
(2)
We recognized impairment expense of $0.9 million in the first quarter of 2023 related to impairment of an intangible asset.
(3)
These costs consist primarily of third-party costs and integration costs associated with our acquisitions and/or potential acquisitions and separation costs associated with business discontinuation/divestitures.
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

The following table presents a reconciliation of U.S. GAAP Diluted EPS to Non-GAAP Diluted EPS for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
U.S. GAAP Diluted EPS	$1.07	$0.97	$1.94	$1.91
Impairment of long-lived assets	—	—	0.05	—
Acquisition and divestiture-related expenses	0.11	0.12	0.15	0.19
Severance and other costs related to staff realignment	0.07	0.01	0.20	0.07
Facilities consolidations and office closures	—	—	0.02	—
Expenses related to the transfer to our new corporate headquarters	—	0.10	—	0.20
Amortization of intangibles	0.49	0.26	0.98	0.54
Income tax effects on amortization and adjustments (1)	(0.17)	(0.13)	(0.34)	(0.28)
Non-GAAP Diluted EPS	$1.57	$1.33	$3.00	$2.63

(1)
Income tax effects were calculated using the effective tax rate, adjusted for certain discrete items, if any, of 25.6% and 28.6% for the three months ended June 30, 2023 and 2022, respectively, and 24.6% and 28.1% for the six months ended June 30, 2023.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, debt service, dividends, and share repurchases. We expect to meet these requirements through a combination of our cash and cash equivalents at hand, cash flow from operations, and borrowings. Our primary source of borrowings is from our Credit Facility with a syndicate of multiple commercial banks, as described in “Note 6 – Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. As of June 30, 2023, we had $492.6 million, or $388.5 million after taking into account the financial and performance-based limitations, available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program. We believe that our cash balances, expected cash flows from operations, and access to our Credit Facility will be sufficient to meet our working capital needs, debt servicing commitments, share repurchase, and dividend payment requirements for the next twelve months and beyond.

We have entered into floating-to-fixed interest rate swap agreements for a total notional value of $375.0 million to hedge a portion of our floating rate Credit Facility. The Swaps will expire in 2023, 2025, and 2028, respectively, and we may consider entering into additional hedges as these existing hedges expire. For additional details on the Swaps, see “Note 8 – Derivative Instruments and Hedging Activities” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

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

The recent closures of Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”) in March 2023 and First Republic Bank (“Republic”) in May 2023 have raised significant concerns about bank-specific risks, broader financial institution liquidity risks, and the stability of the banking system in the United States. We did not hold any of our funds in, or have any banking relationship with SVB, Signature, or Republic. To date, we have not experienced any issues with the banks where we do maintain our accounts or have other banking relationships. We hold our funds in large commercial banks and our intent is to maintain account balances at a reasonably low level to reduce our risk of loss from a sudden failure at any individual bank. Our Credit Facility is supported by a syndicate of multiple commercial banks, and each bank in the syndicate provides a pro rata percentage of our total available borrowings and commitments independently of the others. No member of the bank syndicate is responsible for providing more than fifteen percent of the total available borrowings and commitments.

We continue to monitor the state of the financial markets to assess the continuing availability of borrowing capacity under the Credit Facility and the cost of additional capital from both debt and equity markets. At present, we believe we will be able to continue to access these markets at commercially reasonable terms and conditions if we need additional capital in the near term.

Financial Condition. There were several changes in our consolidated balance sheet as of June 30, 2023 compared to the consolidated balance sheet as of December 31, 2022. Significant changes are discussed below.

Cash and cash equivalents decreased to $7.0 million as of June 30, 2023, from $11.3 million on December 31, 2022 and restricted cash increased to $4.5 million as of June 30, 2023 from $1.7 million on December 31, 2022. These balances and the changes to the balances of cash and cash equivalents and restricted cash are further discussed in “Cash Flow” below and in “Note 2 – Restricted Cash” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

Contract receivables, net of allowance for expected credit losses, as of June 30, 2023, decreased to $226.4 million from $232.3 million on December 31, 2022 due to the timing of our billings and collection of client invoices. Contract receivables are a significant component of our working capital and may be favorably or unfavorably impacted by our collection efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients. We also utilize our MRPA with MUFG Bank, Ltd. to sell certain eligible billed receivables during 2023. See “Note 3 – Contract Receivables, Net” in the “Notes to Consolidated Financial Statements” in this Quarterly Report

Contract assets and contract liabilities represent revenue in excess of billings and billings in excess of revenue, respectively, both of which generally arise from revenue recognition timing and contractually stipulated billing schedules or billing complexity. At June 30, 2023, contract assets and contract liabilities were $200.2 million and $19.6 million, respectively, compared to $169.1 million and $25.8 million, respectively, at December 31, 2022.

We evaluate our collections efforts using the days-sales-outstanding ratio (“DSO”), which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities), by revenue per day for the trailing 90-day period. Our DSO was 73 days at June 30, 2023, compared to 82 days at June 30, 2022, due, in part, to the utilization of our Master Receivables Purchase Agreement (the “MRPA”) with MUFG Bank, Ltd. (“MUFG”) and improved collection efforts. Excluding collections relating to the Puerto Rico disaster relief and rebuild efforts (which include unusually long invoice payment cycles due to complex customer reporting and billing requirements), DSO was 68 days at June 30, 2023 compared to 77 days at June 30, 2022.

Accounts payable decreased to $113.3 million at June 30, 2023 from $135.8 million at December 31, 2022, and our accrued expenses totaled $195.8 million at June 30, 2023 as compared to $209.5 million at December 31, 2022. The changes in our accounts payable and accrued expenses are primarily due to the timing of invoices from our vendors and subcontractors for services rendered and our subsequent payments of those invoices.

Long-term debt (exclusive of unamortized debt issuance costs) increased to $606.3 million on June 30, 2023 from $561.4 million on December 31, 2022, primarily due to the net advance on our Credit Facility of $44.9 million to fund an acquisition during the second quarter of 2023 and our short-term working capital needs. The average debt balances on the Credit Facility for the three months ended June 30, 2023 and 2022 were $668.7 million and $488.5 million, respectively, and $651.6 million and $474.9 million, respectively for the six months ended June 30, 2023 and 2022. We deploy cash flow from operations as our primary source of funding and utilize our Credit Facility to fund any temporary cash requirements.

Inflation. Our business and results of operations have not been materially affected by inflation and changing prices during the period presented and we do not expect to be materially affected in the future due to the nature of our business as a provider of professional services with contracts that can be negotiated with new prices.

Share Repurchase Program. The objective of our share repurchase program has been to offset dilution resulting from our employee incentive plan. Our share repurchase program is described in “Note 15 – Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. The purchases will be funded from our existing cash balances and/or borrowings, and the repurchased shares will be held in treasury.

During the three months ended June 30, 2023, we did not make any repurchases under the program and $93.7 million remained available for share repurchases as of June 30, 2023.

Dividends. We pay quarterly cash dividends to our shareholders of record at $0.14 per share. Total dividend payments during the six months ended June 30, 2023 were $5.3 million.

Cash dividends declared thus far in 2023 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 28, 2023	$0.14	March 24, 2023	April 13, 2023
May 9, 2023	$0.14	June 9, 2023	July 14, 2023
August 3, 2023	$0.14	September 8, 2023	October 13, 2023

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the six months ended June 30, 2023 and 2022:

	Six Months Ended
	June 30,
(in thousands)	2023	2022
Net Cash Provided by Operating Activities	$19,879	$6,409
Net Cash Used in Investing Activities	(45,803)	(8,115)
Net Cash Provided by (Used in) Financing Activities	24,247	(9,074)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	179	(1,189)
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(1,498)	$(11,969)

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered.

Net cash provided by operating activities increased by $13.5 million primarily due to the proceeds from the sale of receivables and higher collections, partially offset by higher payment of our operating expenses.

Net cash used in investing activities increased by $37.7 million primarily due to payments for business acquisitions.

Net cash provided by (used in) cash flows from financing activities increased by $33.3 million primarily due to net increases in borrowing against our Credit Facility, partially to fund our acquisition of CMY, and other short-term borrowings, combined with decreases in net payments of restricted contract funds and debt issue costs, offset by additional payments of finance leases.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for the three months ended June 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	—	$—	—	$93,707,016
May 1 - May 31	329	$112.28	—	$93,707,016
June 1 - June 30	—	$—	—	$93,707,016
Total	329	$112.28	—

(1)
The total number of shares purchased of 329 includes shares purchased from employees to pay required withholding taxes related to the settlement of any restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended June 30, 2023, we did not repurchase shares under the stock repurchase program.
(2)
The current share repurchase program authorizes share repurchases in the aggregate up to $200.0 million. The Restated Credit Agreement permits share repurchases, provided the Company’s Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.00 million. Additionally, we are permitted to make share repurchases up to $25.0 million per calendar year provided that we are not in default. For additional information on the share repurchase program, see “Note 15 – Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit

10.1

Amended and Restated ICF International, Inc. 2018 Omnibus Incentive Plan (incorporated by reference to Exhibit A of the Company’s Proxy Statement on Schedule 14A, filed with the SEC on April 21, 2023, relating to the Registrant’s Annual Meeting of Stockholders held on June 1, 2023).

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 4, 2023	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

August 4, 2023	By:	/s/ Barry Broadus
Barry Broadus
Chief Financial Officer (Principal Financial Officer)