Form 10-Q
period 2023-09-30
ICF International, Inc.
filed 2023-11-03
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of October 27, 2023, there were 18,816,914 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2023

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	September 30, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$5,084	$11,257
Restricted cash	2,770	1,711
Contract receivables, net	214,818	232,337
Contract assets	209,267	169,088
Prepaid expenses and other assets	34,294	40,709
Income tax receivable	11,175	11,616
Total Current Assets	477,408	466,718
Property and Equipment, net	78,706	85,402
Other Assets:
Goodwill	1,219,326	1,212,898
Other intangible assets, net	103,211	126,537
Operating lease - right-of-use assets	134,172	149,066
Other assets	42,297	51,637
Total Assets	$2,055,120	$2,092,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$23,250	$23,250
Accounts payable	123,414	135,778
Contract liabilities	16,989	25,773
Operating lease liabilities	19,230	19,305
Finance lease liabilities	2,441	2,381
Accrued salaries and benefits	77,123	85,991
Accrued subcontractors and other direct costs	42,049	45,478
Accrued expenses and other current liabilities	64,681	78,036
Total Current Liabilities	369,177	415,992
Long-term Liabilities:
Long-term debt	510,687	533,084
Operating lease liabilities - non-current	174,718	182,251
Finance lease liabilities - non-current	14,277	16,116
Deferred income taxes	40,148	68,038
Other long-term liabilities	52,783	23,566
Total Liabilities	1,161,790	1,239,047

Commitments and Contingencies (Note 17)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 23,948,590 and 23,771,596 shares issued at September 30, 2023 and December 31, 2022, respectively; 18,816,914 and 18,883,050 shares outstanding at September 30, 2023 and December 31, 2022, respectively	24	23
Additional paid-in capital	414,633	401,957
Retained earnings	755,572	703,030
Treasury stock, 5,131,676 and 4,906,209 shares at September 30, 2023 and December 31, 2022 respectively	(266,530)	(243,666)
Accumulated other comprehensive loss	(10,369)	(8,133)
Total Stockholders’ Equity	893,330	853,211
Total Liabilities and Stockholders’ Equity	$2,055,120	$2,092,258

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2023	2022	2023	2022
Revenue	$501,519	$467,777	$1,484,886	$1,304,355
Direct Costs	323,504	307,295	961,473	834,358
Operating costs and expenses:
Indirect and selling expenses	131,553	118,290	381,808	350,145
Depreciation and amortization	5,917	5,297	19,052	15,198
Amortization of intangible assets	8,644	8,661	27,154	18,941
Total operating costs and expenses	146,114	132,248	428,014	384,284
Operating income	31,901	28,234	95,399	85,713
Interest, net	(10,557)	(7,420)	(30,146)	(14,096)
Other income	2,736	833	1,501	438
Income before income taxes	24,080	21,647	66,754	72,055
Provision for income taxes	340	2,542	6,304	16,691
Net income	$23,740	$19,105	$60,450	$55,364

Earnings per Share:
Basic	$1.26	$1.01	$3.22	$2.94
Diluted	$1.25	$1.01	$3.19	$2.91

Weighted-average Shares:
Basic	18,815	18,826	18,795	18,806
Diluted	18,974	19,009	18,958	19,001

Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42

Other comprehensive loss, net of tax	(4,053)	(1,555)	(2,236)	(3,107)
Comprehensive income, net of tax	$19,687	$17,550	$58,214	$52,257

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Cash Flows from Operating Activities
Net income	$60,450	$55,364
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	691	91
Deferred income taxes and unrecognized income tax benefits	(3,533)	6,023
Non-cash equity compensation	10,134	10,023
Depreciation and amortization	46,207	34,139
Facilities consolidation reserve	—	(236)
Amortization of debt issuance costs	984	940
Impairment of long-lived assets	3,801	—
Gain on divestiture of a business	(4,302)	—
Other adjustments, net	(2,222)	474
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(52,010)	(72,619)
Contract receivables	12,087	(31,770)
Prepaid expenses and other assets	11,893	(11,991)
Operating lease assets and liabilities, net	3,897	(1,305)
Accounts payable	(13,333)	23,394
Accrued salaries and benefits	(8,521)	(13,971)
Accrued subcontractors and other direct costs	(3,353)	9,441
Accrued expenses and other current liabilities	(18,727)	(476)
Income tax receivable and payable	450	(1,667)
Other liabilities	959	742
Net Cash Provided by Operating Activities	45,552	6,596

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(17,876)	(17,323)
Proceeds from working capital adjustments related to prior business acquisition	—	2,911
Payments for business acquisitions, net of cash acquired	(32,664)	(238,991)
Proceeds from divestiture of a business	47,151	—
Net Cash Used in Investing Activities	(3,389)	(253,403)

Cash Flows from Financing Activities
Advances from working capital facilities	972,266	1,358,335
Payments on working capital facilities	(995,244)	(1,074,888)
Proceeds from other short-term borrowings	25,394	—
Repayments of other short-term borrowings	(18,845)	—
Receipt of restricted contract funds	6,412	13,525
Payment of restricted contract funds	(7,042)	(23,358)
Debt issuance costs	—	(4,852)
Payments of principal portion of finance leases	(1,780)	—
Proceeds from exercise of options	279	412
Dividends paid	(7,903)	(7,912)
Net payments for stock issuances and buybacks	(20,601)	(21,105)
Payments on business acquisition liabilities	—	(1,132)
Net Cash (Used in) Provided by Financing Activities	(47,064)	239,025
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(213)	(2,175)

Decrease in Cash, Cash Equivalents, and Restricted Cash	(5,114)	(9,957)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	12,968	20,433
Cash, Cash Equivalents, and Restricted Cash, End of Period	$7,854	$10,476

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$29,173	$13,595
Income taxes	$12,604	$14,384
Non-cash investing and financing transactions:
Tenant improvements funded by lessor	$—	$20,253
Acquisition of property and equipment through finance lease	$—	$15,027

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

The Company’s major customers are U.S. federal government departments and agencies. The Company also serves U.S. state (including territories) and local government departments and agencies, international governments, and commercial clients worldwide. Commercial clients include airlines, airports, electric and gas utilities, health care companies, banks and other financial services companies, transportation, travel and hospitality firms, non-profit associations, manufacturing firms, retail chains, and distribution companies. The terms “federal” or “federal government” refer to the U.S. federal government, and “state and local” or “state and local government” refer to U.S. state (including territories) and local governments, unless otherwise indicated.

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

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three- and nine-months periods ended September 30, 2023 and 2022 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2022 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on March 1, 2023.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease accounting and financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The provisions of this ASU are elective and apply to all entities, subject to meeting certain criteria, that have debt or hedging contracts, among other contracts, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Entities can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. Also, entities can elect various optional expedients that would allow them to continue to apply hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. This guidance was effective beginning on March 12, 2020 and entities may elect to apply the amendments prospectively through December 31, 2022, the sunset date. In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which extended the sunset date from December 31, 2022 to December 31, 2024.

The Company completed its adoption of the provisions of ASU 2020-04 during the second quarter of 2023 upon amendment of its last interest rate swap from LIBOR-based to SOFR-based pricing.

Reclassification

Certain immaterial amounts in the consolidated statements of comprehensive income have been reclassified to conform to the current year’s presentation. To be consistent with the current presentation of interest, net, the Company reclassified $0.1 million and $0.2 million in interest income for the three- and nine-month periods ended September 30, 2022, respectively, from “Other expense” to “Interest, net”.

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the nine months ended September 30, 2023 and 2022:

	September 30, 2023		September 30, 2022
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$11,257	$5,084	$8,254	$8,483
Restricted cash	1,711	2,770	12,179	1,993
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$12,968	$7,854	$20,433	$10,476

NOTE 3 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	September 30, 2023	December 31, 2022
Billed and billable	$219,783	$238,449
Allowance for expected credit losses	(4,965)	(6,112)
Contract receivables, net	$214,818	$232,337

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

During the three and nine months ended September 30, 2023, the Company sold $93.1 million and $159.5 million, respectively, in billed receivables to MUFG that is included in operating cash on the consolidated statements of cash flows. As of September 30, 2023 and December 31, 2022, the Company had $10.4 million and $6.2 million, respectively, in cash collections from previously sold invoices to be remitted to MUFG which is included as part of “accrued expenses and other current liabilities” on the consolidated balance sheets.

NOTE 4 – GOODWILL

The changes in carrying amount of goodwill during the nine months ended September 30, 2023 were as follows:

Balance as of December 31, 2022	$1,212,898
Add: Goodwill resulting from business combination	21,133
Less: Goodwill resulting from business divestiture	(15,107)
Effect of foreign currency translation	402
Balance as of September 30, 2023	$1,219,326

See “Note 13 – Acquisition and Divestiture” for the details of the business combination and divestiture resulting in the changes in goodwill.

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

The Company’s lease cost is recognized on a straight-line basis over the lease term. Lease cost consists of the following:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Operating lease cost	$6,324	$9,411	$19,206	$28,349
Finance lease cost - amortization of right-of-use assets	494	105	1,482	105
Finance lease cost - interest	146	21	446	21
Short-term lease cost	162	76	495	353
Variable lease cost	115	59	239	106
Sublease income	—	(26)	(28)	(64)
Total lease cost	$7,241	$9,646	$21,840	$28,870

Future minimum lease payments under non-cancellable operating and finance leases as of September 30, 2023 were as follows:

	Operating	Finance
September 30, 2024	$23,307	$2,967
September 30, 2025	27,510	2,967
September 30, 2026	23,221	2,967
September 30, 2027	18,692	2,967
September 30, 2028	15,186	2,967
Thereafter	130,521	3,708
Total future minimum lease payments	238,437	18,543
Less: Interest	(44,489)	(1,825)
Total lease liabilities	$193,948	$16,718

Other information related to operating and finance leases for nine months ended September 30, 2023 and 2022 is as follows:

	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows for operating leases	$15,488	$30,038
Operating cash outflows for finance leases	446	—
Financing cash outflows for finance leases	1,780	—
Right-of-use assets obtained in exchange for operating lease liabilities	$10,014	$13,434
Property and equipment obtained in exchange for finance lease liabilities	$—	$15,027
Weighted-average remaining lease term
Operating leases	11.6	11.6
Finance leases	6.3	7.1
Weighted-average discount rate
Operating leases	3.5%	3.3%
Finance leases	3.4%	3.4%

During the quarter ended September 30, 2023, the Company ceased use of two office facilities and recorded an impairment of $2.9 million related to operating lease right-of-use asset and leasehold improvement, and accrued other future lease-related expenses of $2.2 million. The amounts are included as part of indirect and selling expenses on the Company’s consolidated statements of comprehensive income.

NOTE 6 – LONG-TERM DEBT

At September 30, 2023 and December 31, 2022, long-term debt consisted of:

	September 30, 2023		December 31, 2022
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$277,500		$288,750
Delayed-Draw Term Loan		220,000		220,000
Revolving Credit		40,888		52,616
Total before debt issuance costs	6.6%	538,388	3.3%	561,366
Unamortized debt issuance costs		(4,451)		(5,032)
Total		$533,937		$556,334

As of September 30, 2023, the Company had an unused balance of $180.0 million under its delayed-draw term loan facility (available through November 6, 2023) and unused borrowing capacity under the $600.0 million revolving line of credit of $557.5 million under a credit agreement with a group of lenders (the “Credit Facility”). The unused borrowing capacity is inclusive of outstanding letters of credit totaling $1.6 million. Considering financial, performance-based limitations under the Credit Facility, available borrowing capacity was $465.8 million as of September 30, 2023. The average interest rate on borrowings under the Credit Facility was 6.9% and 6.6% for the three- and nine-month periods ended September 30, 2023, respectively, and 3.3% for the twelve-months period ended December 31, 2022. Inclusive of the impact of floating-to-fixed interest rate swaps (see “Note 8 – Derivative Instruments and Hedging Activities”), the average interest rate was 5.5% for both the three- and nine-month periods ended September 30, 2023, respectively, and 3.7% for the twelve-month period ended December 31, 2022.

Future scheduled repayments of debt principal are as follows:

Payments due by	Term Loan	Delayed-Draw Term Loan	Revolving Credit	Total
September 30, 2024	$15,000	$8,250	$—	$23,250
September 30, 2025	18,750	13,750	—	32,500
September 30, 2026	22,500	16,500	—	39,000
May 6, 2027 (Maturity)	221,250	181,500	40,888	443,638
Total	$277,500	$220,000	$40,888	$538,388

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, infrastructure, and disaster recovery	$204,802	41%	$179,002	38%	$596,089	40%	$522,698	40%
Health and social programs	210,501	42%	197,225	42%	620,198	42%	511,312	39%
Security and other civilian & commercial	86,216	17%	91,550	20%	268,599	18%	270,345	21%
Total	$501,519	100%	$467,777	100%	$1,484,886	100%	$1,304,355	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$279,314	56%	$271,609	58%	$820,116	55%	$715,986	55%
U.S. state and local government	76,393	15%	64,910	14%	232,274	16%	194,778	15%
International government	27,623	5%	23,046	5%	74,598	5%	79,060	6%
Total Government	383,330	76%	359,565	77%	1,126,988	76%	989,824	76%
Commercial	118,189	24%	108,212	23%	357,898	24%	314,531	24%
Total	$501,519	100%	$467,777	100%	$1,484,886	100%	$1,304,355	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$206,646	41%	$188,772	40%	$615,859	41%	$523,661	40%
Fixed-price	223,173	45%	210,919	45%	667,711	45%	580,836	45%
Cost-based	71,700	14%	68,086	15%	201,316	14%	199,858	15%
Total	$501,519	100%	$467,777	100%	$1,484,886	100%	$1,304,355	100%

Contract Balances

Contract assets consist primarily of unbilled amounts resulting from long-term contracts when revenue recognized exceeds the amount billed often due to billing schedule timing. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts due to billing schedule timing.

The following table summarizes the contract balances as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Contract assets	$209,267	$169,088
Contract liabilities	(16,989)	(25,773)
Net contract assets (liabilities)	$192,278	$143,315

The net contract assets (liabilities) as of September 30, 2023 increased by $49.0 million as compared to December 31, 2022. The increase in net contract assets (liabilities) is primarily due to the timing difference between the performance of services and billings to and payments from customers. There were no material changes to contract balances due to impairments or credit losses during the period. During the nine months ended September 30, 2023 and 2022, the Company recognized $17.3 million and $27.1 million in revenue related to the contract liabilities balance at December 31, 2022 and 2021, respectively.

Performance Obligations

The Company had $1.5 billion in unfulfilled performance obligations as of September 30, 2023 which primarily reflects the future delivery of services for which revenue will be recognized over time. The obligations relate to continued or additional services required on contracts, including those that are either non-cancellable or have substantive termination penalties, and were generally valued using an estimated cost-plus margin approach, with variable consideration being estimated at the most likely amount. The amounts exclude marketing offers, which are negotiated but unexercised contract options and indefinite delivery/indefinite quantity (IDIQ) and similar arrangements that provided a framework for customers to issue specific tasks, delivery, or purchase orders in the future. The Company expects to satisfy these performance obligations in approximately two years.

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

At September 30, 2023, the Company had floating-to-fixed interest rate swaps for an aggregate notional amount of $275.0 million, of which $100.0 million will mature on February 28, 2025, $75.0 million will mature on February 28, 2028, and $100.0 million will mature on June 27, 2028. The Company has designated the Swaps as cash flow hedges.

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

The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was 1.4% and 11.7%, respectively, and 9.4% and 23.2% for the nine months ended September 30, 2023 and 2022, respectively.

A reconciliation of the Company’s statutory rate to the effective tax rate for the three and nine months ended September 30, 2023 and 2022 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Taxes at statutory rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	5.8%	5.6%	5.8%	5.6%
Executive compensation	1.4%	1.5%	1.4%	1.5%
Corporate-owned life insurance	(0.2%)	1.1%	(0.2%)	1.1%
Other permanent differences	0.4%	1.0%	0.3%	0.7%
Prior year tax adjustments	(27.1%)	0.3%	(10.8%)	(0.3%)
Uncertain tax position	19.1%	—	6.9%	—
Worthless stock	(20.2%)	(17.7%)	(7.3%)	(5.5%)
Capital loss	—	—	(6.7%)	—
Valuation allowance	3.1%	0.7%	1.9%	1.0%
Equity-based compensation	(0.6%)	(1.3%)	(1.6%)	(1.4%)
Tax credits	(1.3%)	(0.5%)	(1.3%)	(0.5%)
Taxes at effective rate	1.4%	11.7%	9.4%	23.2%

The Company restructured the ownership of its Canadian entities for tax purposes during the second quarter of 2023, resulting in a 6.7% decrease in the Company’s effective income tax rate for the nine months ended 2023 compared to 2022.

The Company liquidated one of its UK subsidiaries as part of the winddown of its commercial marketing business during the third quarter of 2023, resulting in a reduction in the Company’s effective income tax rate of 20.2% and 7.3% for the three and nine months ended September 30, 2023, respectively.

On December 20, 2017, the U.S. Congress passed the Tax Cuts and Job Act of 2017 (the “TCJA”) which was signed into law on December 22, 2017 and was generally effective beginning January 1, 2018. The TCJA changed the provision for deduction of allowable research and development costs under the IRC. Effective for tax years beginning after January 1, 2022, research and development costs are required to be capitalized and amortized over a period of five years for domestic and fifteen years for foreign research and development for income tax purposes. As a result of the capitalization, the Company recognized an increase of $9.9 million in deferred tax asset for both the three and nine months ended September 30, 2023, respectively.

During the third quarter ended September 30, 2023, the Company recorded return-to-provision adjustments in connection with the filing of its 2022 U.S. federal tax return. The adjustments were primarily driven by increase in tax credits associated with qualifying research activities.

As of September 30, 2023 and December 31, 2022, the Company’s unrecognized tax benefits and the related accrued interest totaled $26.8 million and $0.2 million, respectively, which include $4.7 million and $0.1 million, respectively, of tax positions that, if recognized, would impact the effective rate. The unrecognized tax benefits and the related accrued interest are included as part of other long-term liabilities on the Company’s consolidated balance sheets.

The components and a reconciliation of unrecognized tax benefits are as follows:

	September 30, 2023	December 31, 2022
Transfer pricing	$145	$145
Section 41 tax credit	4,595	—
Section 174 expense capitalization	21,416	—
Total unrecognized tax benefits liabilities	$26,156	$145

Unrecognized tax benefits at January 1, 2022	$450
Decrease attributable to tax positions taken during the prior period	(305)
Unrecognized tax benefits at December 31, 2022	145
Increase attributable to tax positions taken during the current period	26,011
Unrecognized tax benefits at September 30, 2023	$26,156

NOTE 10 – ACCUMULATED OTHER COMPREHENSIVE LOSS

Accumulated other comprehensive loss as of September 30, 2023 and 2022 included the following:

	Three Months Ended September 30, 2023
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at June 30, 2023	$(10,833)	$4,517	$(6,316)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(3,487)	4,379	892
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(2,101)	(2,101)
Effect of taxes	(2,227)	(617)	(2,844)
Total current period other comprehensive (loss) income	(5,714)	1,661	(4,053)
Accumulated other comprehensive (loss) income at September 30, 2023	$(16,547)	$6,178	$(10,369)

	Three Months Ended September 30, 2022
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at June 30, 2022	$(16,562)	$305	$3,670	$(12,587)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(7,074)	—	3,128	(3,946)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(180)	142	(38)
Effect of taxes	3,309	48	(928)	2,429
Total current period other comprehensive (loss) income	(3,765)	(132)	2,342	(1,555)
Accumulated other comprehensive (loss) income at September 30, 2022	$(20,327)	$173	$6,012	$(14,142)

	Nine Months Ended September 30, 2023
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreements (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2022	$(14,056)	$41	$5,882	$(8,133)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(82)	—	5,658	5,576
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(60)	(5,239)	(5,299)
Effect of taxes	(2,409)	19	(123)	(2,513)
Total current period other comprehensive (loss) income	(2,491)	(41)	296	(2,236)
Accumulated other comprehensive (loss) income at September 30, 2023	$(16,547)	$—	$6,178	$(10,369)

	Nine Months Ended September 30, 2022
	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Change in Fair Value of Interest Rate Hedge Agreement (2)	Total
Accumulated other comprehensive (loss) income at December 31, 2021	$(8,759)	$569	$(2,845)	$(11,035)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(16,099)	—	10,430	(5,669)
Amounts reclassified from accumulated other comprehensive (loss) income (3)	—	(540)	1,640	1,100
Effect of taxes	4,531	144	(3,213)	1,462
Total current period other comprehensive (loss) income	(11,568)	(396)	8,857	(3,107)
Accumulated other comprehensive (loss) income at September 30, 2022	$(20,327)	$173	$6,012	$(14,142)

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
(2)
Represents the change in fair value of interest rate hedge agreements designated as cash flow hedges. The fair value of the interest rate hedge agreements was recorded in other comprehensive income, net of tax, and will be reclassified to earnings when earnings are impacted by the hedged items, as interest payments are made on the Credit Facility from August 31, 2018 to June 27, 2028 (see “Note 8 – Derivative Instruments and Hedging Activities”).
(3)
The Company expects to reclassify $6.5 million of gains related to the Change in Fair Value of Interest Rate Hedge Agreement from accumulated other comprehensive loss into earnings during the next 12 months.

NOTE 11 – STOCKHOLDERS’ EQUITY

Changes in stockholders’ equity for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2023	18,815	24	411,187	734,468	5,131	(266,518)	(6,316)	$872,845
Net income	—	—	—	23,740	—	—	—	23,740
Other comprehensive income	—	—	—	—	—	—	(4,053)	(4,053)
Equity compensation	—	—	3,446	—	—	—	—	3,446
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	2	—	—	—	—	—	—	—
Payments for stock buybacks	—	—	—	—	—	(12)	—	(12)
Dividends declared	—	—	—	(2,636)	—	—	—	(2,636)
Balance at September 30, 2023	18,817	$24	$414,633	$755,572	5,131	$(266,530)	$(10,369)	$893,330

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at June 30, 2022	18,818	$23	$393,224	$680,323	4,887	$(241,566)	$(12,587)	$819,417
Net income	—	—	—	19,105	—	—	—	19,105
Other comprehensive loss	—	—	—	—	—	—	(1,555)	(1,555)
Equity compensation	—	—	3,516	—	—	—	—	3,516
Exercise of stock options	5	—	218	—	—	—	—	218
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	14	—	4	—	—	—	—	4
Payments for stock buybacks	(3)	—	—	—	3	(330)	—	(330)
Dividends declared	—	—	—	(2,636)	—	—	—	(2,636)
Balance at September 30, 2022	18,834	$23	$396,962	$696,792	4,890	$(241,896)	$(14,142)	$837,739

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2022	18,883	$23	$401,957	$703,030	4,906	$(243,666)	$(8,133)	$853,211
Net income	—	—	—	60,450	—	—	—	60,450
Other comprehensive income	—	—	—	—	—	—	(2,236)	(2,236)
Equity compensation	—	—	10,134	—	—	—	—	10,134
Exercise of stock options	8	—	278	—	—	—	—	278
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	151	1	2,264	—	—	—	—	2,265
Payments for stock buybacks	(225)	—	—	—	225	(22,864)	—	(22,864)
Dividends declared	—	—	—	(7,908)	—	—	—	(7,908)
Balance at September 30, 2023	18,817	$24	$414,633	$755,572	5,131	$(266,530)	$(10,369)	$893,330

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2021	18,876	$23	$384,984	$649,298	4,659	$(219,800)	$(11,035)	$803,470
Net income	—	—	—	55,364	—	—	—	55,364
Other comprehensive loss	—	—	—	—	—	—	(3,107)	(3,107)
Equity compensation	—	—	10,023	—	—	—	—	10,023
Exercise of stock options	13	—	412	—	—	—	—	412
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	176	—	1,543	—	—	—	—	1,543
Payments for stock buybacks	(231)	—	—	—	231	(22,096)	—	(22,096)
Dividends declared	—	—	—	(7,870)	—	—	—	(7,870)
Balance at September 30, 2022	18,834	$23	$396,962	$696,792	4,890	$(241,896)	$(14,142)	$837,739

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

The A&R 2018 Omnibus Plan, as amended, allows the Company to grant 2,050,000 shares using stock options, stock appreciation rights, restricted stock, restricted stock units (“RSUs”), performance units and performance share awards (“PSAs”), cash-settled restricted stock units (“CSRSUs”), and other stock-based awards to all officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 2,631 as of September 30, 2023, remain subject to its terms and conditions, and no additional awards from the Prior Plan are to be made after the Effective Date. As of September 30, 2023, the Company had approximately 1,131,012 shares available for grant under the 2018 A&R Omnibus Plan. CSRSUs have no impact on the shares available for grant under the Omnibus Plan, nor on the calculated shares used in earnings per share calculations.

The RSUs, CSRSUs, and PSAs granted are generally subject to service-based vesting conditions, with the PSAs also having performance-based vesting conditions. The performance conditions for the PSAs granted in 2023 have a performance period from January 1, 2023 through December 31, 2025 and performance conditions that are consistent with the PSAs granted in prior years.

The following awards were granted during the three and nine months ended September 30, 2023 and 2022:

	Awards Granted				Average Grant Date Fair Value
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2023	2022	2023	2022	2023	2022	2023	2022
Employee Stock Awards	—	25,059	113,569	177,960	$—	$99.47	$107.29	$92.87
Cash-Settled Restricted Stock Units	2,281	15,694	68,745	78,534	$130.47	$99.47	$110.04	$93.81
Non-Employee Director Stock Awards	8,211	10,703	8,211	11,399	$127.81	$94.79	$127.81	$95.35
Total	10,492	51,456	190,525	267,893

The total stock-based compensation expense for the three and nine months ended September 30, 2023 and 2022, and the unrecognized compensation expense at September 30, 2023:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,		As of September 30, 2023
(in millions)	2023	2022	2023	2022	Unrecognized	Weighted Average Period to Recognize (in years)
Employee Stock Awards	$3,166	$3,241	$9,394	$9,215	$19,213	1.65
Cash-Settled Restricted Stock Units	1,709	1,793	5,808	4,242	12,134	1.94
Non-Employee Director Stock Awards	280	276	740	808	770	0.67
Total	$5,155	$5,310	$15,942	$14,265	$32,117

NOTE 13 – ACQUISITION AND DIVESTITURE

Acquisition

CMY Solutions, LLC.

On May 1, 2023, the Company acquired CMY Solutions, LLC. (“CMY”), a privately-held company that provides engineering and automation solutions to utilities and organizations, for $32.6 million in cash. The acquisition enhances the Company’s offerings in the field of power and energy advisory services.

As part of the allocation of purchase consideration, the Company recorded $10.3 million of intangible assets, $1.2 million in net working capital, and $21.1 million of goodwill. Intangible assets consist of $10.2 million related to existing customer relationships and $0.1 million related to trade names and trademarks. The acquisition of CMY is not material to the Company’s results of operations.

Divestiture

Commercial Marketing

On July 21, 2023, the Company entered into an Asset Purchase Agreement (the “APA”) to sell its U.S. commercial marketing business, including certain assets of the business, for initial cash considerations of $49.5 million before final net working capital adjustments. On September 12, 2023, the Company completed the divesture and received $47.1 in cash, net of working capital adjustments and certain amounts held in escrow. The disposal of the commercial marketing business was not a major strategic shift that was, or will be, significant to the Company’s operations and financial results. In connection with the sale, the Company recorded a gross gain of $4.3 million and transactions fees of $1.9 million, for a total pre-tax gain of $2.4 million, that is included as part of other income on the Company’s consolidated statements of comprehensive income.

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

As of September 30, 2023, the PSAs granted during the year ended December 31, 2021 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2022 and during the nine months ended September 30, 2023 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.

The dilutive effect of stock options, RSUs, and PSAs for each period reported is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net Income	$23,740	$19,105	$60,450	$55,364

Weighted-average number of basic shares outstanding during the period	18,815	18,826	18,795	18,806
Dilutive effect of stock options, RSUs, and performance shares	159	183	163	195
Weighted-average number of diluted shares outstanding during the period	18,974	19,009	18,958	19,001

Basic earnings per share	$1.26	$1.01	$3.22	$2.94
Diluted earnings per share	$1.25	$1.01	$3.19	$2.91

NOTE 15 – SHARE REPURCHASE PROGRAM

In September 2017, the board approved a share repurchase program that allows for share repurchases in the aggregate up to $100.0 million under approved share repurchase plans pursuant to Rules 10b5-1 and 10b-18 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In November 2021, the board amended and increased the previously authorized aggregate repurchase limit from $100.0 million to $200.0 million. The Credit Facility permits share repurchases provided that the Company’s Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to the Company having net liquidity of at least $100.0 million after giving effect to such repurchases. Notwithstanding the formula-based limit, the Company is permitted to make share repurchases up to $25.0 million per calendar year provided that it was not in default.

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

For the nine months ended September 30, 2023 and 2022, the Company used $18.1 million to repurchase 180,000 shares and $17.0 million to repurchase 176,375 shares, respectively, under the share repurchase program. As of September 30, 2023, $93.7 million of authorization remained available for share repurchases under the repurchase program.

NOTE 16 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$6,450	$—	$6,450	Prepaid expenses and other assets
Foreign currency forward and swap contracts	—	38	—	38	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	2,340	—	2,340	Other assets
Company-owned life insurance policies	—	18,705	—	18,705	Other assets

Liabilities:
Interest rate swaps - long-term portion	$—	$370	$—	$370	Other long-term liabilities

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$5,051	$—	$5,051	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	2,950	—	2,950	Other assets
Company-owned life insurance policies	—	17,869	—	17,869	Other assets

NOTE 17 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

At September 30, 2023 and December 31, 2022, the Company had open standby letters of credit totaling $1.6 million and $2.0 million, respectively. The open standby letters of credit reduce the Company’s unused borrowing capacity under the Credit Facility.

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

NOTE 18 – SUBSEQUENT EVENTS

Dividend

On November 2, 2023, the board approved a $0.14 per share cash dividend. The dividend will be paid on January 12, 2024 to shareholders of record as of the close of business on December 8, 2023.

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

The terms “we,” “our,” “us,” and “the Company,” as used throughout this Quarterly Report, refer to ICF International, Inc. and its subsidiaries, unless otherwise indicated. The terms “federal” or “federal government” refer to the U.S. federal government, and “state and local” or “state and local government” refer to U.S. state and local governments and the governments of U.S. territories. The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on March 1, 2023 (our “Annual Report”).

OVERVIEW AND OUTLOOK

We provide professional services and technology-based solutions, including management, technology, and policy consulting and implementation services. We help our clients conceive, develop, implement, and improve solutions that address complex business, natural resource, social, technological, and public safety issues. Our services primarily support clients that operate in three key markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery;
•
Health and Social Programs; and
•
Security and Other Civilian & Commercial.

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

Security and Other Civilian & Commercial

We serve a number of other important government missions and commercial markets. These government missions range from Security (e.g., the U.S. Departments of Defense (“DoD”), Homeland Security (“DHS”), and Justice (“DoJ”)) to a variety of other civilian government departments and agencies.

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

Other large federal departments and agencies, such as the U.S. Department of Agriculture and the U.S. Department of the Treasury, also face important challenges that motivate them to transform their business processes and to modernize the associated technology systems. We support these organizations with a variety of technology and program support services.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

The table below sets forth our unaudited consolidated statements of comprehensive income and other select items, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Three Months Ended September 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2023	2022	2023	2022	Dollars	Percent
Revenue	$501,519	$467,777	100.0%	100.0%	$33,742	7.2%
Direct Costs:
Direct labor & related fringe	187,421	174,947	37.4%	37.4%	12,474	7.1%
Subcontractors & other direct costs	136,083	132,348	27.2%	28.3%	3,735	2.8%
Total Direct Costs	323,504	307,295	64.5%	65.7%	16,209	5.3%
Operating Costs and Expenses:
Indirect and selling expenses	131,553	118,290	26.2%	25.3%	13,263	11.2%
Depreciation and amortization	5,917	5,297	1.2%	1.1%	620	11.7%
Amortization of intangible assets	8,644	8,661	1.7%	1.9%	(17)	(0.2%)
Total Operating Costs and Expenses	146,114	132,248	29.1%	28.3%	13,866	10.5%
Operating Income	31,901	28,234	6.4%	6.0%	3,667	13.0%
Interest, net	(10,557)	(7,420)	(2.1%)	(1.6%)	(3,137)	42.3%
Other income	2,736	833	0.5%	0.2%	1,903	nm
Income before Income Taxes	24,080	21,647	4.8%	4.6%	2,433	11.2%
Provision for Income Taxes	340	2,542	0.1%	0.5%	(2,202)	(86.6%)
Net Income	$23,740	$19,105	4.7%	4.1%	$4,635	24.3%

nm - not meaningful

Revenue. Revenue for the three months ended September 30, 2023 was $501.5 million compared to $467.8 million for the three months ended September 30, 2022, an increase of $33.7 million or 7.2%. The increase in revenue was driven by $11.5 million from U.S. state and local government, $10.0 million from commercial, $7.7 million from U.S. federal government, and $4.5 million from our international government clients.

Our Energy, Environment Infrastructure, and Disaster Recovery client market increased by $25.8 million, or 14.4%, over the same period last year driven by:

•
Increases of $13.2 million, $8.7 million, $3.4 million, and $0.5 million from our commercial, U.S. state and local government, U.S. federal government, and international government clients, respectively.

Our Health and Social Programs client market increased $13.3 million, or 6.7%, over the same period last year driven by:

•
Increases of $7.6 million, $3.3 million, and $2.7 million from our U.S. federal government, international government, and U.S. state and local government clients, respectively, offset by
•
A reduction of $0.3 million from our commercial clients.

Our Security and Other Civilian & Commercial client market saw a decrease of $5.4 million, or 5.8%, over the same period last year due to:

•
Decreases of $3.3 million and $2.9 million from U.S. federal government and commercial clients, respectively, offset by
•
Increases of $0.7 million and $0.1 million from international government and U.S. state and local government clients, respectively.

Revenue includes subcontractor & other direct costs of $136.1 million and $132.3 million for the three months ended September 30, 2023 and 2022, respectively.

Direct Costs. The increase of $16.2 million in direct costs was driven by increases of $12.5 million in our direct labor and associated fringe benefit costs and $3.7 million in our subcontractor and other direct costs. The increase in these costs were driven, in part, by our recent acquisitions, investment in our people, as well as the growth in the business. Our direct labor & related fringe benefit costs as a percentage of direct costs were 57.9% and 56.9% for the three months ended September 30, 2023 and 2022, respectively. Our subcontractor & other direct costs as a percentage of direct costs were 42.1% and 43.1% for the three months ended September 30, 2023 and 2022, respectively. Our direct costs as a percentage of revenue were 64.5% for the three months ended September 30, 2023, compared to 65.7% for the three months ended September 30, 2022. Our direct labor & related fringe benefit costs as a percentage of revenue were 37.4% for both of the three months ended September 30, 2023 and 2022, respectively, and our subcontractor & other direct costs as a percentage of revenue were 27.2% and 28.3% for the three months ended September 30, 2023 and 2022, respectively.

Indirect and selling expenses. For the three months ended September 30, 2023, our indirect and selling expenses increased $13.3 million, or 11.2%, compared to the prior year. The change was primarily due to the timing of certain non-cash charges, additional indirect labor and associated fringe costs of $14.5 million as a result of additional headcount from our recent acquisitions in 2022 and 2023 as well as additional labor resources to support our growth offset by a decrease of $1.2 million in our general and administrative costs.

Depreciation and amortization. The increase of $0.6 million in our depreciation and amortization was primarily due to additional capital expenditures during the three months ended September 30, 2023.

Interest, net. The increase of $3.1 million in interest, net, was primarily from additional $2.0 million of interest related to our borrowings and $0.8 million of interest on unrecognized tax benefits recorded during the three months ended September 30, 2023. Our interest, net, was also impacted by a decrease of $0.5 million in amortized gains related to a previously sold interest rate hedging instrument that became fully amortized during the first quarter of 2023.

The increase of interest from our borrowings (before the impact of interest rate swaps) was from our higher average interest rate on borrowings of 6.9% for the three months ended September 30, 2023 compared to 4.0% in 2022. We utilize floating-to-fixed interest rate swap agreements (the “Swaps”) to hedge the variable interest portion of our debt. Our interest rate inclusive of the impact of the Swaps was 5.5% for the three months ended September 30, 2023 compared to 3.9% for the three months ended September 30, 2022. For the three months ended September 30, 2023, settlements of the Swaps reduced our interest expense, net, by $2.1 million compared to $0.1 million in additional interest for the same period in 2022. The higher average interest rate was off-set, in part, by our lower average debt balance in the quarter of $621.1 million as compared to the same period last year of $675.9 million.

Other income. Other income increased by $1.9 million for the three months ended September 30, 2023 compared to the same period in 2022 primarily due to a pre-tax gain of $2.4 million from the divestiture of our commercial marketing business offset by foreign currency losses of $0.5 million.

Provision for Income Taxes. Our effective income tax rate for the three months ended September 30, 2023 and 2022 was 1.4% and 11.7%, respectively. The decrease in the effective income tax rate was primarily due to the company’s exit from the U.K. commercial marketing business, and U.S. return-to-provision adjustments for certain tax credits claimed in connection with our federal income tax return filing, partially offset by provisions for uncertain tax positions and additional valuation allowance on excess foreign tax credits generated during the quarter. See “Note 9 – Income Taxes” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

The table below sets forth our unaudited consolidated statements of comprehensive income and other select items, the percentage of revenue for such items in the periods provided, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Nine Months Ended September 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2023	2022	2023	2022	Dollars	Percent
Revenue	$1,484,886	$1,304,355	100.0%	100.0%	$180,531	13.8%
Direct Costs:
Direct labor & related fringe	555,745	476,321	37.4%	36.5%	79,424	16.7%
Subcontractors & other direct costs	405,728	358,038	27.3%	27.4%	47,690	13.3%
Total Direct Costs	961,473	834,358	64.8%	64.0%	127,115	15.2%
Operating Costs and Expenses:
Indirect and selling expenses	381,808	350,145	25.7%	26.8%	31,663	9.0%
Depreciation and amortization	19,052	15,198	1.3%	1.2%	3,854	25.4%
Amortization of intangible assets	27,154	18,941	1.8%	1.5%	8,213	43.4%
Total Operating Costs and Expenses	428,014	384,284	28.8%	29.5%	43,730	11.4%
Operating Income	95,399	85,713	6.4%	6.5%	9,686	11.3%
Interest, net	(30,146)	(14,095)	(2.0%)	(1.1%)	(16,051)	113.9%
Other income	1,501	437	0.1%	—	1,064	nm
Income before Income Taxes	66,754	72,055	4.5%	5.4%	(5,301)	(7.4%)
Provision for Income Taxes	6,304	16,691	0.4%	1.3%	(10,387)	(62.2%)
Net Income	$60,450	$55,364	4.1%	4.1%	$5,086	9.2%

nm - not meaningful

Revenue. Revenue for the nine months ended September 30, 2023 was $1,484.9 million, compared to $1,304.4 million for the nine months ended September 30, 2022, an increase of $180.5 million or 13.8%. The increase in revenue was driven by $104.1 million from U.S. federal government, $43.4 million from commercial, $37.5 million from U.S. state and local government clients, respectively, offset by a decrease of $4.5 million from international government clients.

Our Health and Social Programs client market increased $108.9 million, or 21.3%, over the same period last year driven by:

•
Increases of $101.1 million, $8.1 million, and $5.1 million from our U.S. federal government, U.S. state and local government, and commercial clients, respectively, offset by
•
A reduction of $5.4 million from our international government clients.

Our Energy, Environment Infrastructure, and Disaster Recovery client market increased by $73.4 million, or 14.0%, over the same period last year driven by:

•
Increases of $43.9 million, $29.2 million, and $4.9 million from our commercial, U.S. state and local government, and U.S. federal government clients, respectively, offset by
•
A decrease of $4.6 million from international government clients.

Our Security and Other Civilian & Commercial client market decreased $1.8 million, or 0.6%, over the same period last year due to:

•
Decreases of $5.7 million and $1.8 million from our commercial and U.S. federal government, respectively, offset by

•
Increases of $5.6 million and $0.1 million from our international government and U.S. state and local government clients, respectively.

Revenue includes subcontractors & other direct costs of $405.7 million and $358.0 million for the nine months ended September 30, 2023 and 2022, respectively.

Direct Costs. The increase of $127.1 million in direct costs was driven by increases of $79.4 million in our direct labor and associated fringe benefit costs and $47.7 million in our subcontractor and other direct costs, which was driven, in part, by our recent acquisitions, investment in our people, and growth of our business. For the nine-month periods ended September 30, 2023 and 2022, direct labor & related fringe benefit costs as a percentage of direct costs were 57.8% and 57.1%, respectively, and subcontractor & other direct costs as a percentage of direct costs were also consistent at 42.2% and 42.9%, respectively. Our direct costs as a percentage of revenue were 64.8% for the nine months ended September 30, 2023, compared to 64.0% for the nine months ended September 30, 2022. Our direct labor & related fringe benefit costs as a percentage of revenue were 37.4% and 36.5% for the nine months ended September 30, 2023 and 2022, respectively, and our subcontractor & other direct costs as a percentage of revenue were 27.3% and 27.4%, for the nine months ended September 30, 2023 and 2022, respectively.

Indirect and selling expenses. For the nine months ended September 30, 2023, our indirect and selling expenses increased $31.7 million, or 9.0%, compared to the prior year, from additional indirect labor and associated fringe costs of $28.9 million and general and administrative costs of $2.8 million. The increase in our indirect labor and associated fringe costs was a result of additional headcount from our recent acquisitions in 2022 and 2023 as well as additional labor resources to support our growth.

Depreciation and amortization. The increase of $3.9 million in our depreciation and amortization was primarily due to additional capital expenditure in the nine months ended September 30, 2023.

Amortization of intangible assets. The increase of $8.2 million in our amortization of intangible assets was primarily due to the amortization of intangible assets acquired in our acquisitions in the third quarter of 2022 and the second quarter of 2023.

Interest, net. The increase of $16.1 million in interest, net was primarily from additional $14.0 million of interest from our borrowings and $0.8 million of interest on unrecognized tax benefits recorded during the nine months ended September 30, 2023.

The increase of interest from our borrowings was from our higher average debt balance of $641.4 million during the nine months ended September 30, 2023 as compared to $542.6 million during the same period in 2022, primarily as a result of our acquisition activities, and higher interest rate. Our average interest rates on borrowings (before the impact of the Swaps) were 6.6% and 2.6% for the nine months ended September 30, 2023 and 2022, respectively. Inclusive of the impact of the Swaps, the average interest rate was 5.5% for the nine months ended September 30, 2023 compared to 3.1% for the nine months ended September 30, 2022. For the nine months ended September 30, 2023, settlements of the Swaps reduced our interest expense, net, by $5.2 million compared to $1.6 million in additional interest for the same period in 2022.

Other income. Other income increased by $1.1 million primarily due to a pre-tax gain of $2.4 million from the divestiture of our commercial marketing business offset by foreign currency loss of $1.2 million.

Provision for Income Taxes. Our effective income tax rate for the nine months ended September 30, 2023 and 2022 was 9.4% and 23.2%, respectively. The decrease in the effective income tax rate was primarily due to restructuring the ownership of our Canadian subsidiaries, winddown of our U.K. commercial marketing business, and U.S. return-to-provision adjustments for certain tax credits claimed in connection with our federal income tax return filing, partially offset by provisions for uncertain tax positions and additional valuation allowance on excess foreign tax credits generated during the period. See “Note 9 – Income Taxes” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

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

EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow for management’s discretionary use as these measures do not include certain cash requirements such as interest payments, tax payments, capital expenditures, and debt service.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2023	2022	2023	2022
Net income	$23,740	$19,105	$60,450	$55,364
Interest, net	10,557	7,420	30,146	14,096
Provision for income taxes	340	2,542	6,304	16,691
Depreciation and amortization	14,561	13,958	46,206	34,139
EBITDA (1)	49,198	43,025	143,106	120,290
Impairment of long-lived assets (2)	2,912	—	3,806	—
Acquisition and divestiture-related expenditures (3)	1,779	1,940	4,685	5,521
Severance and other costs related to staff realignment (4)	595	3,757	4,455	5,168
Charges for facility consolidations and office closures (5)	2,220	—	2,579	—
Pre-tax gain from divestiture of a business (6)	(2,425)	—	(2,425)	—
Expenses related to the transfer to our new corporate headquarters (7)	—	1,883	—	5,647
Total Adjustments	5,081	7,580	13,100	16,336
Adjusted EBITDA	$54,279	$50,605	$156,206	$136,626

(1)
The calculation of EBITDA for the three and nine months ended September 30, 2022 has been revised to conform to the current period calculation of EBITDA. Specifically, interest income of $0.1 million and $0.2 million, respectively, was reclassified from “Other expense” to “Interest, net” on the consolidated statements of comprehensive income.
(2)
We recorded impairment of $0.9 million and $2.9 million in the first and the third quarter of 2023, respectively, related to an intangible asset and operating lease right-of-use assets.
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
(5)
These costs are exit costs associated with terminated leases or full office closures. The exit costs include charges incurred under a contractual obligation that existed as of the date of the accrual and for which (i) we will continue to pay until the contractual obligation is satisfied but with no economic benefit to us or (ii) we contractually terminated the obligation and ceased utilizing the facilities.
(6)
During the third quarter of 2023, we recognized a pre-tax gain of $2.4 million from sale of assets related to the divestiture of our U.S. commercial marketing business.
(7)
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

Non-GAAP Diluted Earnings per Share

Non-GAAP diluted earnings per share (“Non-GAAP Diluted EPS”) represents diluted U.S. GAAP earnings per share (“U.S. GAAP Diluted EPS”) excluding the impact of items noted above, as well as the impact of amortization of intangible assets and the related income tax effects. While these adjustments may be recurring and not infrequent or unusual, we do not consider these adjustments to be indicative of the performance of our ongoing operations. We believe that the supplemental adjustments applied in calculating Non-GAAP Diluted EPS are reasonable and appropriate to provide additional information to investors.

The following table presents a reconciliation of U.S. GAAP Diluted EPS to Non-GAAP Diluted EPS for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
U.S. GAAP Diluted EPS	$1.25	$1.01	$3.19	$2.91
Impairment of long-lived assets	0.15	—	0.20	—
Acquisition and divestiture-related expenditures	0.09	0.10	0.25	0.29
Severance and other costs related to staff realignment	0.03	0.20	0.23	0.27
Charges for facility consolidations and office closures	0.12	—	0.14	—
Pre-tax gain from divestiture of a business	(0.13)	—	(0.13)	—
Expenses related to the transfer to our new corporate headquarters	—	0.10	—	0.30
Amortization of intangibles	0.46	0.46	1.43	1.00
Income tax effects of the adjustments (1)	(0.16)	(0.26)	(0.50)	(0.54)
Non-GAAP Diluted EPS	$1.81	$1.61	$4.81	$4.23

(1)
Income tax effects were calculated using the effective tax rate, adjusted for certain discrete items, if any, of 21.7% and 29.4% for the three months ended September 30, 2023 and 2022, respectively, and 23.5% and 28.5% for the nine months ended September 30, 2023 and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, debt service, dividends, and share repurchases. We expect to meet these requirements through a combination of our cash and cash equivalents at hand, cash flow from operations, and borrowings. Our primary source of borrowings is from our Credit Facility with a syndicate of multiple commercial banks, as described in “Note 6 – Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. As of September 30, 2023, we had $557.5 million, or $465.8 million available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program, after taking into account the financial and performance-based limitations. We believe that our cash balances, expected cash flows from operations, and access to our Credit Facility will be sufficient to meet our working capital needs, debt servicing commitments, share repurchase, and dividend payment requirements for the next twelve months and beyond.

We have entered into floating-to-fixed interest rate swap agreements for a total notional value of $275.0 million to hedge a portion of our floating rate Credit Facility. The Swaps will expire in 2025 and 2028, respectively, and we may consider entering into additional hedges as these existing hedges expire. For additional details on the Swaps, see “Note 8 – Derivative Instruments and Hedging Activities” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. As of September 30, 2023, the percentage of our fixed-rate debt to floating-rate debt was 51%.

There are other conditions, such as the ongoing wars in Ukraine and the Middle East, and the recent increase in inflation, both in the U.S. and globally, that create uncertainty in the global economy, which in turn may impact, among other things, our ability to generate positive cash flows from operations and our ability to successfully execute and fund key initiatives. However, our current belief is that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund ongoing operations, customary capital expenditures and acquisitions, quarterly cash dividends, share repurchases, and organic growth. Additionally, we continuously analyze our capital structure to ensure we have capital to fund future strategic acquisitions.

The recent closures of Silicon Valley Bank (“SVB”) and Signature Bank (“Signature”) in March 2023 and First Republic Bank (“Republic”) in May 2023 have raised significant concerns about bank-specific risks, broader financial institution liquidity risks, and the stability of the banking system in the United States. We did not hold any of our funds in, or have any banking relationship with, SVB, Signature, or Republic. To date, we have not experienced any issues with the banks where we do maintain our accounts or have other banking relationships. We hold our funds in large commercial banks and our intent is to maintain account balances at a reasonably low level to reduce our risk of loss from a sudden failure at any individual bank. Our Credit Facility is supported by a syndicate of multiple commercial banks, and each bank in the syndicate provides a pro rata percentage of our total available borrowings and commitments independently of the others. No member of the bank syndicate is responsible for providing more than fifteen percent of the total available borrowings and commitments.

We continue to monitor the state of the financial markets to assess the continuing availability of borrowing capacity under the Credit Facility and the cost of additional capital from both debt and equity markets. At present, we believe we will be able to continue to access these markets at commercially reasonable terms and conditions if we need additional capital in the near term.

Financial Condition. There were several changes in our consolidated balance sheet as of September 30, 2023 compared to the consolidated balance sheet as of December 31, 2022. Significant changes are as follows:

Cash and cash equivalents decreased to $5.1 million as of September 30, 2023, from $11.3 million on December 31, 2022 and restricted cash increased to $2.8 million as of September 30, 2023 from $1.7 million on December 31, 2022. These balances and the changes to the balances of cash and cash equivalents and restricted cash are further discussed in “Cash Flow” below and in “Note 2 – Restricted Cash” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

Contract receivables, net of allowance for expected credit losses, as of September 30, 2023, decreased to $214.8 million from $232.3 million on December 31, 2022 due to the timing of our billings and collection of client invoices. Contract receivables are a significant component of our working capital and may be favorably or unfavorably impacted by our collection efforts, including timing from new contract startups, and other short-term fluctuations related to the payment practices of our clients. We also utilize our Master Receivables Purchase Agreement (the “MRPA”) with MUFG Bank, Ltd. to sell certain eligible billed receivables during 2023. See “Note 3 – Contract Receivables, Net” in the “Notes to Consolidated Financial Statements” in this Quarterly Report

Contract assets and contract liabilities represent revenue in excess of billings and billings in excess of revenue, respectively, both of which generally arise from revenue recognition timing and contractually stipulated billing schedules or billing complexity. At September 30, 2023, contract assets and contract liabilities were $209.3 million and $17.0 million, respectively, compared to $169.1 million and $25.8 million, respectively, at December 31, 2022.

We evaluate our collections efforts using the days-sales-outstanding ratio (“DSO”), which we calculate by dividing total accounts receivable (contract receivables, net and contract assets, less contract liabilities), by revenue per day for the trailing 90-day period. Our DSO was 73 days at September 30, 2023, compared to 87 days at September 30, 2022, due, in part, to the utilization of our MRPA and improved collection efforts. Excluding collections relating to the Puerto Rico disaster relief and rebuild efforts (which include unusually long invoice payment cycles due to complex customer reporting and billing requirements), DSO was 68 days at September 30, 2023 compared to 82 days at September 30, 2022.

Accounts payable decreased to $123.4 million at September 30, 2023 from $135.8 million at December 31, 2022, and our accrued expenses totaled $183.8 million at September 30, 2023 as compared to $209.5 million at December 31, 2022. The changes in our accounts payable and accrued expenses are primarily due to the timing of invoices from our vendors and subcontractors for services rendered and our subsequent payments of those invoices.

Long-term debt (exclusive of unamortized debt issuance costs) decreased to $538.4 million at September 30, 2023 from $561.4 million on December 31, 2022, due to repayments of $995.2 million that offset $972.2 million in borrowings that we used to fund an acquisition during the second quarter of 2023 and our short-term working capital needs during the year. The average debt balances on the Credit Facility for the three months ended September 30, 2023 and 2022 were $621.1 million and $675.9 million, respectively, and $641.4 million and $542.6 million, respectively, for the nine months ended September 30, 2023 and 2022. We deploy cash flow from operations as our primary source of funding and utilize our Credit Facility to fund any temporary cash requirements.

Inflation. Our business and results of operations have not been materially affected by inflation and changing prices during the period presented and we do not expect to be materially affected in the future due to the nature of our business as a provider of professional services with contracts that can be negotiated with new prices.

Share Repurchase Program. One of the objectives of our share repurchase program has been to offset dilution resulting from our employee incentive plan. Our share repurchase program is described in “Note 15 – Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. The purchases will be funded from our existing cash balances and/or borrowings, and the repurchased shares will be held as treasury stock.

During the three months ended September 30, 2023, we did not make any repurchases under the program and $93.7 million remained available for share repurchases as of September 30, 2023.

Dividends. We pay quarterly cash dividends to our shareholders of record at $0.14 per share. Total dividend payments during the nine months ended September 30, 2023 were $7.9 million.

Cash dividends declared thus far in 2023 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 28, 2023	$0.14	March 24, 2023	April 13, 2023
May 9, 2023	$0.14	June 9, 2023	July 14, 2023
August 3, 2023	$0.14	September 8, 2023	October 13, 2023
November 2, 2023	$0.14	December 8, 2023	January 12, 2024

Cash Flow. We consider cash on deposit and all highly liquid investments with original maturities of three months or less to be cash and cash equivalents. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended
	September 30,
(in thousands)	2023	2022
Net Cash Provided by Operating Activities	$45,552	$6,596
Net Cash Used in Investing Activities	(3,389)	(253,403)
Net Cash (Used in) Provided by Financing Activities	(47,064)	239,025
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(213)	(2,175)
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(5,114)	$(9,957)

Our operating cash flows are primarily affected by the overall profitability of our contracts, our ability to invoice and collect from our clients in a timely manner, and the timing of vendor and subcontractor payments in accordance with negotiated payment terms. We bill most of our clients on a monthly basis after services are rendered.

Net cash provided by operating activities increased by $39.0 million primarily due to the proceeds from the sale of receivables and favorable net working capital changes, partially offset by higher interest payments.

Net cash used in investing activities decreased by $250.0 million, primarily due to the funding of our business acquisitions in 2022.

Net cash used in financing activities was $47.1 million for the nine months ended September 30, 2023 compared to net cash provided of $239.0 million for the same period in 2022. The $286.1 million change was primarily due to higher net borrowings in 2022 to fund our acquisitions.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. As of the period covered by this report, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act. We performed the evaluation under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in our reports filed with the SEC under the Exchange Act is (1) recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. There have been no significant changes in our internal controls over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f), during the periods covered by this Quarterly Report or, to our knowledge, in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Purchase of Equity Securities by Issuer. The following table summarizes our share repurchase activity for the three months ended September 30, 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	—	$—	—	$93,743,956
August 1 - August 31	91	$129.10	—	$93,743,956
September 1 - September 30	—	$—	—	$93,743,956
Total	91	$129.10	—

(1)
The total number of shares purchased of 91 includes shares purchased from employees to pay required withholding taxes related to the settlement of any restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended September 30, 2023, we did not repurchase shares under the stock repurchase program.
(2)
The current share repurchase program authorizes share repurchases in the aggregate up to $200.0 million. The Credit Facility permits share repurchases, provided the Company’s Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.00 million. Additionally, we are permitted to make share repurchases up to $25.0 million per calendar year provided that we are not in default. For additional information on the share repurchase program, see “Note 15 – Share Repurchase Program” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On August 24, 2023, John Wasson, our Chair, President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The plan is for the sale of up to 7,500 shares and terminates on the earlier of the date all the shares under the plan are sold and August 28, 2025.

On August 24, 2023, James Morgan, our Chief Operating Officer, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the Exchange Act). The plan is for the sale of up to 5,000 shares and terminates on the earlier of the date all the shares under the plan are sold and August 28, 2025.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

November 3, 2023	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

November 3, 2023	By:	/s/ Barry Broadus
Barry Broadus
Chief Financial Officer (Principal Financial Officer)