Form 10-K
period 2023-12-31
ICF International, Inc.
filed 2024-02-28
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,309 million based upon the closing price per share of $124.39, as quoted on the NASDAQ Global Select Market on June 30, 2023. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 23, 2024, 18,715,376 shares of the registrant’s common stock, $0.001 par value, were outstanding.

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

Part III incorporates information by reference from the Proxy Statement for the 2024 Annual Meeting of Stockholders expected to be held in June 2024.

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
•
Risks inherent in being engaged in significant and complex disaster relief efforts and grant management programs involving multiple tiers of government in very stressful environments;
•
Risks resulting from expanding our service offerings and client base;
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

We report operating results and financial data in one operating and reportable segment. We generated revenue of $1,963.2 million, $1,780.0 million, and $1,553.0 million during the years ended December 31, 2023, 2022, and 2021, respectively. Our total backlog was approximately $3,777.8 million, $3,856.2 million, and $3,198.9 million at December 31, 2023, 2022, and 2021, respectively.

As of December 31, 2023, we had approximately 9,000 full-time and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our 55 regional offices throughout the U.S., and 15 offices outside the U.S., including offices in the United Kingdom (“U.K.”), Belgium, India, and Canada.

OUR COMPANY INFORMATION

Our principal executive office is located at 1902 Reston Metro Plaza, Reston, Virginia 20190, and our telephone number is (703) 934-3000. We maintain an internet website at www.icf.com. We make available our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Code of Business and Ethics, and other information related to us, free of charge, on this site as soon as reasonably practicable after we electronically file those documents with, or otherwise furnish them to, the SEC. Our internet website and the information contained therein or connected thereto are not intended to be incorporated into this Annual Report on Form 10-K. The SEC also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

MARKET OPPORTUNITY, SERVICES, AND SOLUTIONS

Complex, long-term market factors, which include geopolitical, technological, environmental, and demographic trends, are changing the way people live and their priorities, and the way government and industry operate and interact. We are all affected not only by the increasing breadth and invasiveness of change, but also by its velocity. These factors have significant impacts on the markets in which our clients operate.

In addition to these market-based factors, developments across all of our markets are increasing the demand for advisory services that drive our business. These trends include increased government focus on environmental initiatives; efficiency and mission performance management; generational changes; the emphasis on transparency and accountability; and an increased demand for combining domain knowledge of client missions and programs with innovative technology-enabled solutions. We see growth opportunities for technology-based solutions involving analytics, digital services, and strategic communications across all of our markets.

We believe that demand for our services will continue as government, industry, and other stakeholders seek to understand and respond to these and other factors. We expect that our government clients will continue to utilize professional services firms with relevant domain expertise to assist with designing new programs, enhancing existing ones, offering transformational solutions, and deploying innovative information and communications technology. In addition, commercial organizations affected by these programs will need to understand such changes, as well as their implications, in order for them to plan appropriately. More broadly, we believe our commercial clients will demand innovative services and solutions that can help them connect with customers and stakeholders in an increasingly connected and crowded marketplace. We also see opportunities to further leverage our digital and client engagement capabilities across our commercial and government client base. We believe that our institutional knowledge and subject matter expertise are a distinct competitive advantage in providing our clients with practical, innovative solutions, which are directly applicable to their mission or business, and deploying them quickly with the right resources. Moreover, we believe we will be able to leverage the domain expertise and program knowledge we have developed through advisory assignments and our experience with program management, technology-based solutions, and engagement projects to win larger engagements, which generally lead to increasing returns on business development investment and promote higher employee utilization. Rapid changes in technology, including the omnipresent influence of mobile, social, and cloud technologies, also demand new ways of communicating, evaluating, and implementing programs, and we are focused on leveraging our expertise in technology to capitalize on those changes.

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

Although we continue to see favorable long-term market opportunities, there are certain near-term challenges facing all government service providers. Administrative and legislative actions by governments to address changing priorities could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. Geopolitical factors could result in changing government priorities; however, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the U.S. federal government as well as to state and local and international governments and commercial clients.

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
•
Ongoing efforts to upgrade energy infrastructure to meet new power, transmission, environmental, and cybersecurity requirements and to enable more distributed forms of generation and greater reliance on more distant electricity generation;
•
Changing public policy, regulations, and incentives, including those established by the Inflation Reduction Act (the “IRA”), surrounding the modernization of and investment in an upgraded energy infrastructure, including new business models that may accompany those changes;
•
The need to manage energy demand and increase efficient energy use in an era of environmental concerns, especially regarding carbon and other emissions; and
•
The disruption of global energy markets and supplies, involving natural gas in particular, that have emerged as a result of the invasion of Ukraine by Russia.

We assist energy enterprises worldwide in their efforts to analyze, develop, and implement strategies related to their business operations and the interrelationships of those operations with the environment and applicable government regulations. We utilize our policy expertise, deep industry knowledge, and proprietary modeling tools to advise government and commercial clients on key topics related to electric power, traditional fuels, and renewable sources of energy. Our areas of expertise include power market analysis and modeling, transmissions analysis, power engineering and substation design, flexible load and distribution system management, electric system reliability standards, energy asset valuation and due diligence, regulatory and litigation support, fuels market analysis, air regulatory strategy, and renewable energy and green power project implementation. Our acquisition of CMY Solutions, LLC (“CMY”), a power engineering firm, in 2023 has brought consulting, engineering, and power systems design skills that add value to our existing mix of capabilities.

We also assist commercial and government clients in designing, implementing, and evaluating demand side management programs, both for residential and for commercial and industrial sectors. Utility companies must balance the changing demand for energy with a price-sensitive, environmentally-conscious consumer base. We help utilities meet these needs, guiding them through the entire life cycle of energy efficiency and related demand-side management and electrification programs, including policy and planning, determining technical requirements, and program implementation and improvement.

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

We believe that demand for our services will continue to grow as government, industry, and other stakeholders seek to provide natural disaster recovery and rebuilding. In the wake of the major hurricanes (Ian, Harvey, Ida, Idalia, Irma, Maria, Laura, and Michael) that devastated communities in Texas, Florida, North Carolina, Louisiana, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts. Our prior experience with disaster relief and rebuild efforts, including after hurricanes Katrina and Rita and Superstorm Sandy, puts us in a favorable position to provide recovery and housing assistance, and environmental and infrastructure solutions, including disaster mitigation, on behalf of federal departments and agencies, state, territorial, and local jurisdictions, and regional agencies. We support ongoing disaster recovery and mitigation efforts in a variety of U.S. states, territories, and local jurisdictions that have been affected by natural disasters including, but not limited to, hurricanes.

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
•
Past under-investment in transportation infrastructure that was the center of the Infrastructure Investment and Jobs Act passed by Congress and signed by the President on November 15, 2021;
•
Economic and policy incentives for the implementation of carbon-free energy sources that were the centerpiece of the IRA passed by Congress and signed into law by the President on August 16, 2022;
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

By leveraging our multi-disciplinary skills, which range from finance and economics to earth and life sciences, information technology, and program management, we are able to provide a wide range of services that include complex environmental impact assessments, environmental management information systems, air quality assessments, program evaluation, transportation and aviation planning and operational improvement, strategic communications, and regulatory reinvention. Our acquisition of Blanton & Associates (“Blanton”) in September 2022 added to these skills and expanded our geographic reach. We help clients deal specifically with the interrelated environmental, business, and social implications of issues surrounding all transportation modes and infrastructure. From the environmental management of complex infrastructure engagements to strategic and operational concerns of airlines and airports, our solutions draw upon our expertise and institutional knowledge in transportation, urban and land use planning, industry management practices, financial analysis, environmental sciences, and economics.

Health and Social Programs

We also apply our expertise across our full suite of services in the areas of health and social programs. We believe that a confluence of factors will drive an increased need for public and private focus on these areas, including, among others:

•
Weaknesses in our public health and healthcare delivery systems exposed by the SARS-CoV-2 virus and the Coronavirus Disease 2019 (“COVID-19”);
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
•
Increased arrival of refugees to the U.S. requiring social and other support;
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
•
Increasing risks to enterprises’ reputations in the wake of a cyberattack;
•
Broadened homeland security concerns that include areas such as health, food, energy, water, and transportation;
•
Reassessment of the emergency management functions of homeland security in the face of natural disasters;
•
Safety issues around crime and at-risk behavior;
•
Increased dependence on private sector personnel and organizations in emergency response;
•
The need to ensure that critical functions and sectors are resilient and able to recover quickly after attacks or disasters in either the physical or cyber realms; and
•
The challenges resulting from migrations and changing global demographics.

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

At the DHS, we assist in shaping and managing critical programs to ensure the safety of communities, developing critical infrastructure protection plans and processes, and establishing goals and capabilities for national preparedness at all levels of government in the U.S. At the DoJ, we provide technical and communications assistance to programs that help victims of crime and at-risk youths. At the E.C., we provide support and analytical services related to justice and home affairs issues within the European context.

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

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly-educated professional staff with deep subject matter knowledge

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs across our clients’ markets. Our thought leadership is based on years of training, experience, and education. We are able to apply our in-depth knowledge of our subject matter experts and our experience developed over 45 years of providing advisory services to address the problems and issues our clients are facing. As of December 31, 2023, approximately 45% of our benefits-eligible staff held post-graduate degrees in diverse fields such as the social sciences, business and management, physical sciences, public policy, human capital, information technology, mathematics, engineering, planning, economics, life sciences, and law. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

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

We have strong, long-standing relationships with clients across a diverse set of markets

The long-term relationships we maintain with many of our clients reflect our successful track record of fulfilling our clients’ needs. We have advised the U.S. Environmental Protection Agency (“EPA”), the United States Agency for International Development (“USAID”), and HHS for more than 30 years, the U.S. Department of Energy (“DoE”) for more than 25 years, DoD for more than 20 years, certain commercial clients in our energy markets for more than 20 years, and the E.C. for more than 15 years, and we have multi-year relationships with many of our other clients in both our government and commercial client base. We have numerous contacts at various levels within our clients’ organizations, ranging from key decision-makers to functional managers. The long-standing nature and breadth of our client relationships adds greatly to our institutional knowledge, which, in turn, helps us carry out our client engagements more effectively and maintain and expand such relationships. Our extensive experience working alongside our clients and client contacts, together with our prime contractor position on a substantial majority of our contracts, gives us clearer visibility into future opportunities and emerging requirements. We believe our balance between government civilian and defense agencies, our commercial presence, and the diversity of markets in which our clients operate help mitigate the impact of policy or political shifts, as well as annual shifts in our clients’ budgets and priorities.

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

Our technology-enabled solutions are driven by our subject matter expertise and creativity

Government and commercial decision-makers have become increasingly aware that, to be effective, technology-based solutions need to be seamlessly integrated with people and processes. We possess a strong knowledge in information technology and a thorough understanding of organizational behavior and human decision processes. In addition, as a result of our acquisitions of Incentive Technology Group, LLC (“ITG”) in January 2020, Creative Systems and Consulting (“Creative Systems”) in December 2021, SemanticBits in July 2022, and ESAC in November 2022, we have strong partnerships and experience in cloud-based technology platforms and open-source ecosystems that are central to our federal government clients’ technology modernization agendas. This combination of skills, along with our domain knowledge, allows us to deliver technology-enabled solutions tailored to our clients’ business and organizational needs with less start-up time required to understand client issues. In addition, many of our clients seek to deploy cutting-edge solutions to communicate and transact with citizens, stakeholders, and customers in a multichannel environment, and doing so takes both our constantly-refreshed technical know-how and world-class creativity.

Our proprietary tools, analytics, and methods allow us to deliver superior solutions to our clients

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

We are led by an experienced management team

Our management team, consisting of 277 senior leaders with the title of vice president or higher, possesses extensive industry experience and had an average tenure of 16.4 years with us as of December 31, 2023 (including prior service with companies we have acquired). This low turnover allows us to retain institutional knowledge. Our managers are experienced both in marketing efforts and in successfully managing and executing our key services. Our management team also has experience in acquiring other businesses and integrating those operations with our own. A number of our managers are industry-recognized thought leaders. We believe that our management’s successful past performance and deep understanding of our clients’ needs have been and will continue to be differentiating factors in competitive situations.

We have a broad global presence

We serve our clients with a global network of 55 regional offices throughout the U.S., and 15 offices in key markets outside the U.S., including offices in the U.K., Belgium, India, and Canada. Our global presence also gives us access to many of the leading experts on a variety of issues from around the world, allowing us to expand our knowledge base and areas of functional expertise. Over the years, we worked in dozens of countries, helping government and commercial clients with energy, environment, infrastructure, healthcare, interactive technology/e-commerce, and air transport matters. Although international operations present challenges in the form of inconsistent legal systems, differing levels of intellectual property protection, and trade regulation issues, we believe our international operations will continue to play a significant role in our clients’ operations and in our platform.

STRATEGY

Our strategy to increase our revenue and shareholder value involves the following key elements:

Expand our commercial businesses

We plan to continue to pursue profitable commercial projects and we believe we have strong, global client relationships in both the commercial energy and air transport markets. We continue to see growth opportunities in our current commercial business in the utility sector as well as significant potential to expand our business in other commercial areas such as aviation and tourism.

We view the energy industry as a particularly attractive sector for us over the next decade due to concerns over controlling energy costs and limiting climate and environmental impacts, increased state and federal regulation, the need for cleaner and more diverse sources of energy, and the concomitant need for infrastructure to transport/transmit, store, and/or convert those new energy sources. Although we believe the utility industry will continue to be a strong market for advisory services, particularly in light of the changing focus on regulatory actions and alternative energy sources, we intend to leverage our existing relationships and institutional expertise to pursue and capture additional, and typically higher-margin, opportunities. For example, we believe we can continue to expand our program- and technology-based services in areas such as assisting with the implementation of energy efficiency programs, electrification and decarbonization initiatives, information technology applications, and environmental management services for larger utilities. The growth of interest in sustainability and energy efficiency issues has created opportunities to offer these types of services to new clients beyond our traditional sectors. We believe these factors, coupled with our expansive national and global footprint, will result in a greater number of engagements that will also be larger in size and scope.

We expect that interest in energy advisory services will continue to expand as clients in a number of industries, including information service providers and companies engaged in travel and tourism, seek to better understand their energy consumption options and the positive benefits of demonstrating environmental stewardship. Our broad range of services to the aviation industry makes us well positioned to capitalize on significant industry changes; substantial airline equipment upgrades to newer, more efficient aircraft models in a cost-constrained environment; testing and adoption of Sustainable Aviation Fuels (“SAF”); and changes to airport business models and strategy as they place increasing importance on passenger experience.

Replicate our business model across government and industry in selected geographies

We believe the services we provide to our energy, environment, and infrastructure market have strong growth potential in selected geographies. Our domain expertise is well suited in Europe to meet the need for cutting-edge climate change, energy, and environmental solutions, particularly with our offerings to the U.K. government and the E.C. We have also focused our geographic footprint, when prudent, by selectively closing or reducing the size of offices which appear to be unlikely to generate profitable growth in the near to medium term, generally in nations or regions undergoing either economic or political challenges.

Strengthen our technology-based offerings

In early 2020 we acquired ITG, which materially increased our skills and market presence in IT modernization, including the use of popular cloud-based platforms to modernize legacy IT systems. In December 2021, we followed with the acquisition of Creative Systems, further extending our cloud platform and open-source technology implementation skills. In 2022, we acquired SemanticBits, a leading provider of cloud-native open-source technology systems with a strong client position in CMS. We are positioned to increase these services by expanding the technological underpinnings of our business, while bringing cloud, business process automation, data management, and analytics offerings to our clients to better link them with citizens, consumers, and other stakeholders.

Leverage advisory work into full life-cycle solutions

We plan to continue to leverage our advisory services and strong client relationships to increase our revenue by winning longer-term engagements. These engagements could include: information services and technology-based solutions; project and program management; business process solutions; and technical assistance and training. Our advisory services provide us with insight and understanding of our clients’ missions and goals. We believe the domain expertise and program knowledge we develop from these advisory assignments position us to capture a greater portion of the resulting larger engagements; however, we will need to undertake such expansion carefully to avoid actual, potential, and perceived conflicts of interest.

Defend, expand, and deepen our presence in core U.S. federal and state and local government markets

Changing and somewhat unpredictable political priorities at the U.S. federal, state, and local government levels have created challenging market conditions for all competitors in the government services sector; however, we believe that the Biden administration provides renewed opportunities for growth in many of the government mission areas, such as efforts to address infrastructure issues with the passing of the Infrastructure Investment and Jobs Act in 2021, where we have expertise and long-standing relationships. We will focus not only on defending our current market footprint, but also on innovating to continue expanding across key growth markets, such as U.S. federal government energy and climate-related programs, reengineering of U.S. public health and research efforts, and cybersecurity initiatives, digital services, and disaster recovery work for state and local governments. We will continue to provide innovative solutions that help our public sector clients do more with less. We will specifically target deeper penetration of those agencies that currently procure services only from one or two of our service areas, and our acquisitions of ITG, Creative Systems, and SemanticBits, which provide us with strong skills and market presence in technology modernization, will provide additional capabilities in this effort. We believe we can leverage many of our long-term client relationships by introducing these existing clients, where appropriate, to our other services in order to better meet their needs. For example, we introduce many of our advisory clients to our capabilities to provide associated information technology, cybersecurity, large-scale program management, and strategic communications and digital services. We can also offer clients our extensive performance measurement, program evaluation, and performance management services. Finally, having 55 offices across the U.S. allows us to focus more of our business development efforts on addressing the needs of U.S. federal and state and local government agencies with operations outside of the Washington, D.C. metropolitan area.

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

Pursue strategic acquisitions

We plan to augment our organic growth with selective, strategic acquisitions when the target company will enable us to obtain new clients, increase our presence in attractive markets, obtain capabilities that complement our existing portfolio of services, and/or gain access to customer contracts; provided, that the target company has cultural compatibility and we expect that the acquisition will have a positive financial impact. Our acquisition of CMY in 2023 is an example of this approach.

These elements of our strategy permeate all of the Company and influence our day-to-day decisions. We believe that, collectively, they support the overall long-term growth of the organization.

CLIENT AND CONTRACT MIX

Government clients (including U.S. federal, state and local, as well as international, governments) accounted for approximately 76%, 76%, and 71% of our 2023, 2022, and 2021 revenue, respectively. Commercial clients (including U.S. and international clients) accounted for approximately 24%, 24%, and 29% of our 2023, 2022, and 2021 revenue, respectively.

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

In fiscal years 2023, 2022, and 2021, our largest three government clients by revenue were HHS, DoS, and DoD. The percentages of our total revenue from these government clients are as follows:

	Year ended December 31,
	2023	2022	2021
Department of Health and Human Services	26%	23%	20%
Department of State	5%	6%	5%
Department of Defense	3%	4%	5%
Total	34%	33%	30%

There was no single commercial client with revenue equal to or greater than 2% of our total revenue for the 2023, 2022, and 2021 fiscal years, respectively.

Most of our revenue is derived from prime contracts under which we work directly for the end customer. These accounted for approximately 89%, 91%, and 91% of our revenue for the 2023, 2022, and 2021 fiscal years, respectively.

Our contract periods typically extend from one month to five years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. In 2023, 2022, and 2021, no single contract accounted for more than 2%, 3%, and 2% of our revenue for those fiscal years, respectively. Our 10 largest contracts by revenue collectively accounted for approximately 14%, 15%, and 14% of our revenue in the 2023, 2022, and 2021 fiscal years, respectively.

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

Our funded and estimates of unfunded and total backlog were as follows at December 31:

(in millions)	2023	2022	2021
Funded	$1,775.1	$1,786.9	$1,593.5
Unfunded	2,002.7	2,069.3	1,605.4
Total backlog	$3,777.8	$3,856.2	$3,198.9

There were no awards included in our 2023, 2022, or 2021 backlog amounts that were under protest.

BUSINESS DEVELOPMENT

Our business development efforts are critical to our organic growth. Our business development processes and systems are designed to enable agility and speed-to-market over the business development life cycle, especially given the distinctions between commercial and government clients. Business development efforts in priority market areas, which include some of our largest federal agency accounts (HHS, DoS, DoE, U.S. Department of Transportation, and EPA), are executed through account teams. Each team participates in regular executive reviews of marketing plans and proposal development processes. Our non-federal government clients are served by account leaders from operating units and coordinated by senior leaders with industry experience where such coordination is deemed appropriate to enhance our business development success. This account-based approach allows deep insight into the needs of current and future clients. It also helps us anticipate our clients’ evolving requirements over the coming 12 to 18 months and position ourselves to meet those requirements. Each administrative group is responsible for maximizing sales in our existing accounts and finding opportunities in closely-related accounts.

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

COMPETITION

We operate in a highly competitive and fragmented marketplace and compete against a number of firms in each of our clients’ key markets. Some of our principal competitors include: Abt Associates; Accenture; AECOM Technology Corporation; Booz Allen Hamilton Holding Corporation; CACI International Inc.; CLEAResult Consulting, Inc.; Deloitte LLP; General Dynamics, Inc.; Guidehouse; HORNE; Leidos Holdings, Inc.; PA Consulting Group; Science Applications International Corporation; Research Triangle Institute; Tetra Tech Inc.; and Westat, Inc. In addition, we have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Some of our competitors are significantly larger than we are and have greater access to resources and stronger brand recognition than we do.

We consider our principal competitive advantages to be long-standing client relationships, the good reputation and past performance of the firm, client references, the technical knowledge and industry expertise of our employees, the quality of our services and solutions, the scope and scale of our service offerings, and pricing.

INTELLECTUAL PROPERTY

We own a number of trademarks and copyrights, and internally-developed software that helps maintain our business and competitive position. Sales and licenses of our intellectual property do not currently comprise a substantial portion of our revenue or profit. We rely on the technology and models, proprietary processes, and other intellectual property we own or have the rights to use in our analyses and other work we perform for our clients. We use these innovative, and often proprietary, software, analytical models, and tools throughout our service offerings. Our staff regularly maintains, updates, and improves these software, models, and tools based on our corporate experience. In addition, we sometimes retain limited rights in software applications we develop for clients. We use a variety of means to protect our intellectual property.

HUMAN CAPITAL

As a global advisory and technology services provider, our human capital strategy is vital to our business. Our business depends substantially on attracting, developing, and retaining a highly qualified workforce that provides excellent, effective, and efficient performance reflecting the vast communities we serve. We have designed our human resources programs to enable a high-performing, diverse workforce to reach its full potential. We then develop our employees to prepare them for critical roles; reward and support employees through pay, benefit, and perquisite programs that we believe are competitive; and evolve and invest in technology, tools, and resources to empower employees to belong, grow, and thrive at ICF.

We employ approximately 9,000 employees, 86% of whom are employed full-time. Historically, we experience employee voluntary turnover that is consistently below industry benchmarks. In 2023, our overall company turnover was 14.7% and 11.4% when excluding our on-call staff.

The results of our employee engagement survey reflect a strong culture that encourages our employees to stay and grow a career with ICF. We are proud that 86% of respondents believe their values align with our values, and 87% feel they have a flexible schedule that meets their personal needs. Both results were 16% above the industry average for professional services organizations.

Successful talent attraction and retention hinges on a healthy and recognizable employer brand. We leverage digital and social media with an employee-first lens to distinguish us as a named employer of choice. Employee voices and perspectives are at the heart of all we share. In 2023, these efforts delivered 7.7 million brand views of employer brand content and 5.3 million nurture emails to opt-in prospects in our candidate relationship management system (“CRM” ), ultimately attracting more than 370,000 applicants. In the past year, we have been named on the best place to work lists of both Forbes and Newsweek and a best place to work in Washington, D.C., by Built In, a community for startups and tech companies. We were also named a best place to work for parents by Newsweek.

Once a new hire joins us, we set them up for long-term success with a robust onboarding program, including sessions focused on our purpose and values and required compliance training. To further enhance this experience, new employees may participate in an optional peer coaching program to connect with other employees throughout their first year. Over 750 employees participated in peer coaching throughout 2023, with 98% rating the experience as “Very Helpful”.

Our diversity, equity, and inclusion objectives include attracting engaged, diverse talent and perspectives to build a workplace culture that fosters inclusivity and reflects our communities. This year, we continued to grow our eight Employee Community Networks (“ECNs”) to enable internal and external community-building, networking, mentoring, professional development, and business impact. Our Asian, Black, Diverse Abilities, First Nations Indigenous People, Hispanic/Latinx, LGBTQIA+, Women, and Veterans ECNs provide forums for employees and allies with similar characteristics, interests, and goals to connect. We are proud that about 25% of our employees participate in at least one ECN. We also continued our history of gender equity, with 56% of our employees identifying as female. 55% of our people managers and 40% of our executives are female. 36% of our U.S. employees self-identify as non-white, with the largest classifications being 11% Asian, 11% Black, and 9% Hispanic.

This commitment is garnering attention externally. We made Forbes’ “America's Top 500 Best Employers for Diversity” list again in 2023, our third year in a row, ranking #14 (from #16 in 2022 and #127 in 2021).

Another pillar of culture and retention is helping our employees to achieve personal and career success. In 2023, we delivered digital and instructor-led programs to build skills in various areas, including leadership inclusion, people management, project management, business development, finance, technology, and innovation skills. To increase enterprise-wide access to industry-leading content, we also partner with LinkedIn Learning, Udemy, and Microsoft for digital learning in self-paced programs. More than 164,000 hours of learning were consumed across these platforms in 2023.

Our annual mentoring program, Mentor Connect, had its largest cohort in 2023, with nearly 650 mentoring pairs. This year’s key focus area was to continue building our pipeline of tomorrow’s leaders. We expanded our leadership development curriculum and were able to triple our reach to emerging leaders. In 2023, we had 410 seats allocated for leadership development programs at various career stages.

Another area of employee development is our intentional culture of continuous coaching and feedback through our Impact Conversations program. In addition, our anytime feedback initiative and appreciation programs empower employees to receive (and give) feedback or kudos from peers, managers, and leaders at any point during the year. In 2023, 99% of eligible employees received a performance appraisal with feedback from their manager on their 2022 performance.

Lastly, we enable employees to thrive personally and professionally, encouraging and empowering them to adopt mentally and physically healthy lifestyles. When our employees are at their best, it impacts how they engage at work, their families, and their communities. In 2023, we continued to encourage the importance of holistic wellbeing through our Be Well platform, with 41% of eligible employees enrolled. We conducted ten company-wide challenges and led eleven global wellbeing-focused webinars with topics including “Creating a Healthier Lifestyle,” “Eating for Heart Health,” “Beyond Worry – Supporting Yourself and Others,” “Suicide Prevention,” “Financial Freedom,” and more.

REGULATION

We provide our services to U.S. federal, and state and local governments, as well as international government clients, and we are therefore subject to certain laws and regulations. Our failure to comply with the complex laws, rules, and regulations applicable to us could cause us to lose business and subject us to a variety of penalties and sanctions. Additionally, we are subject to various routine and non-routine governmental and other reviews, audits, and investigations, the results of which could affect our operating results and also subject us to penalties and sanctions. See “Item 1A. Risk Factors - Compliance Risks” for a more detailed description of the regulatory and compliance risks we face.

ITEM 1A. RISK FACTORS

The following discussion of “risk factors” sets forth some of the most significant factors that may adversely affect our business, operations, financial position or future financial performance, reputation, and/or value of our stock. This information should be read in conjunction with the description of our business, Management’s Discussion and Analysis, and the consolidated financial statements and related notes contained in this Annual Report on Form 10-K. Because of the following factors, as well as other factors, whether known or unknown, affecting our business, operations, financial position or future financial performance, reputation, and/or value of our stock, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

GOVERNMENT BUDGETING AND SPENDING PRIORITIES RISKS

The failure of Congress to approve appropriations bills in a timely manner for the federal government agencies and departments we support, or the failure of the Administration and Congress to reach an agreement on fiscal issues, could delay and reduce spending, cause us to lose revenue and profit, and affect our cash flow.

On an annual basis, Congress is required to approve appropriations bills that govern spending by each of the federal government agencies and departments we support. When Congress is, or Congress and the Administration are, unable to agree on budget priorities or specifics, and thus unable to pass annual appropriations bills on a timely basis, Congress typically enacts a continuing resolution. Continuing resolutions generally allow federal government agencies and departments to operate at spending levels based on the previous fiscal year. When agencies and departments operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and for new initiatives may be delayed or canceled. Congress and the Administration have from time to time failed to agree on a continuing resolution, resulting in temporary shutdowns of non-essential federal government functions and our work on such functions. Thus, the failure by Congress and the Administration to enact appropriations bills in a timely manner can result in the loss of revenue and profit when federal government agencies and departments are required to cancel or change existing or new initiatives or the deferral of revenue and profit to later periods due to shutdowns or delays in implementing existing or new initiatives. There is also the possibility that Congress will fail to raise the U.S. debt ceiling when necessary which, in addition to resulting in federal government shutdowns, could significantly impact the U.S. and global economy, affecting the discretionary spending decisions of our non-governmental clients and affecting the capital markets and our access to sources of liquidity on terms that are acceptable to us. The delayed funding or shutdown of many parts of the federal government, including agencies, departments, programs, and projects we support, could have a substantial negative affect on our revenue, profit, and cash flows.

Budget compromises that may be needed for future fiscal years may continue to be extraordinarily difficult given the complicated grassroots political environment, a closely divided Congress, an increasing federal deficit and debt load, and a challenged economy.

The budgets of many of our state and local government clients are also subject to similar divisions, risks, and uncertainties as are inherent in the federal budget process.

Government spending priorities may change in a manner adverse to our business.

We derived approximately 55%, 55%, and 47% of our revenue in 2023, 2022, and 2021, respectively, from contracts with federal government clients, and approximately 21%, 21%, and 24% of our revenue from contracts with state and local governments and international governments in 2023, 2022, and 2021, respectively. Expenditures by our federal government clients may be restricted or reduced by Administration or Congressional actions, by action of the Office of Management and Budget, by action of individual agencies or departments, or by other actions. In addition, many state and local governments are not permitted to operate with budget deficits, and nearly all state and local governments face considerable challenges in balancing their budgets. Accordingly, we expect that, due to changing government budgeting and spending priorities, including necessary balancing of defense spending with civilian agency spending, and related disputes among Congress and the Administration, some of our government clients in the future may delay payments due to us, eventually fail to pay what they owe us, and/or delay certain programs and projects. For some government clients, we may face a difficult choice: turn down (or stop) work due to budget uncertainty with the risk of damaging a valuable client relationship or perform work with the risk of not being paid in a timely fashion or perhaps at all. Federal, state and local government, and/or international government elections could also affect spending priorities and budgets at all levels of government. In addition, increased government deficits and debt, both domestic and international, may lead to reduced spending by agencies and departments on projects or programs we support.

Risks Related to THE Changing Business ENVIRONMENT IN WHICH WE OPERATE

As we develop new services, clients and practices, enter new lines of business, and focus more of our business on providing a full range of client solutions, our operating risks increase.

As part of our corporate strategy, we are attempting to leverage our advisory services to sell our full suite of services across the life cycle of a policy, program, project, or initiative and we are regularly searching for ways to provide new services to clients. In addition, we extend our services to new clients, lines of business, and selected geographic locations, including outside the U.S., and to seek out cross-border opportunities. As we focus more on our delivery of a full range of consulting services from advisory through implementation and attempt to develop new services, clients, practice areas, and lines of business, these efforts could be unsuccessful and adversely affect our results of operations.

Such growth efforts place substantial additional demands on our management and staff, as well as on our information, financial, cash flow, and administrative and operational systems. We may not be able to manage these demands successfully. Growth may require increased recruiting efforts, business development, selling, marketing and other actions that are expensive and increase risk. We may need to invest more in our people and systems, controls, compliance efforts, policies, and procedures than we anticipate. Further, we may need to enhance or modify our systems or processes, or transition to more efficient or effective ones, and these changes and how we handle them may impact the business. Therefore, even if we do grow, the demands on our people and systems, controls, compliance efforts, policies, and procedures may adversely affect the quality of our work, our operating margins, and our operating results, at least in the short-term, and perhaps in the long-term.

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

The calculation of backlog is conditioned on numerous uncertainties and estimates, and there can be no assurance that we will in fact receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based on factors such as the amount of revenue we have recently recognized on that contract under the assumption that future utilization will be similar, historical trends and our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. In the case of contracts that may be renewed at the option of the client, we generally calculate backlog by assuming that the client will exercise all of its renewal options; however, the client may elect not to do so. In addition, federal government contracts rely on Congressional appropriation of funding, which is typically provided only partially at any point during the term of federal government contracts, and all or some of the work to be performed under a contract may require future appropriations by Congress and the subsequent allocation of funding by the procuring agency or department to the contract.

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

Our contracts may contain provisions that allow our clients to terminate or modify these contracts at their convenience on short notice. If a client terminates one of our contracts for convenience, we would only bill the client for work completed prior to the termination, plus any commitments and settlement expenses that we may claim and the client agrees to pay, but not for any work not yet performed. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in contract options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we likely would have no right to seek lost fees or other damages. In addition, certain contracts with international government clients may have more severe and/or different contract clauses than what we are accustomed to with federal and state and local government clients, such as penalties for any delay in performance. If a client were to terminate, decline to exercise options under, or curtail further performance under one or more of our major contracts, our revenue and operating results could be adversely affected.

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

PROFITABILITY RISKS

Our inability to accurately estimate or control our costs on our fixed price contracts may result in a decrease of our operating margins, and in some cases result in contract losses.

As described elsewhere in this Form 10-K, we have three principal types of contracts with our clients: fixed-price, time-and-materials and cost-based. We derived 45%, 45%, and 41% of our total revenue from fixed-price contracts in 2023, 2022, and 2021, respectively. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we realize a profit on fixed-price contracts only if we can control our costs and prevent cost overruns while meeting our contractual obligations.

Revenue recognition on fixed-price contracts requires us to make cost and scheduling estimates based on a number of assumptions, including assumptions about availability of labor, equipment, materials, change in contractual scope, and future economic conditions, among others. While estimates are inherently subjective and often change, we may experience contract cost overruns as a result of ambiguities in contract specifications, our inability to meet service-level agreements, inflationary pressures, high demand for skilled labor, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, inability of our vendors or subcontractors to perform, or for other reasons. Contract cost overruns that are not reimbursed by our customers, would result in a loss for that project and, if the project is significant or if multiple projects are impacted, such aggregate overruns may have a material adverse impact on our business and earnings.

Certain lines of business of our commercial work depend on certain sectors of the global economy that are highly cyclical, which can lead to substantial variations in our revenue and profit from period to period.

Our commercial clients, which include clients outside the U.S., generated approximately 24%, 24%, and 29% of our revenue in 2023, 2022, and 2021, respectively. This reliance on commercial clients presents certain risks and challenges. For example, our commercial work is heavily concentrated in industries which can be cyclical, such as: energy, air transportation, and environmental services. Demand for our services from our commercial clients has historically declined when their industries have experienced downturns, and we expect a decline in demand for our services when these industries or their customer bases experience downturns in the future.

Our efforts to become involved in engagements that are greater in terms of size, scope and performance demands may result in increased performance and credit risk.

As we expand our national and global footprint, we may become involved in a greater number of engagements that will be larger in size, scope and complexity. The increase in size, scope, and complexity of the engagements in which we become involved in subjects us to the potential for a larger impact of performance risk associated with larger and more challenging engagements and the credit risk associated with certain larger customers, particularly among our commercial non-U.S. government and non-federal U.S. government clients. Our customers may face unexpected circumstances that adversely impact their ability to pay their trade payables to us and we may face unexpected borrowing needs or losses as a result. Such circumstances could lead to our commercial customers filing for bankruptcy. This can ultimately lead to variations in our profit from period to period. We regularly monitor the aging of receivables and make assessments of the ability of customers to pay amounts due.

Our business could be adversely affected by delays caused by our competitors protesting contract awards received by us, which could stop our work. Likewise, we may protest the contracts awarded to some of our competitors, a process that takes the time and energy of our management and may result in additional legal and consultant costs.

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

Federal government audits have been completed on our incurred contract costs only through 2019 for our NIH-cognizant indirect rates and through 2015 for our USAID-cognizant indirect rates. Audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews may still be conducted on all of our government contracts, even for periods before 2015.

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

Although we devote significant resources to our cybersecurity programs and have implemented security measures to protect our systems and to prevent, detect, and respond to cybersecurity incidents, we have been the target of these types of attacks in the past. We have not identified a material adverse impact on our business or our financial results, individually or in the aggregate, due to being the target of prior cyber attacks. While we are committed to threat detection and mitigation efforts to reduce such impact, there can be no assurance that our efforts will prevent such attacks or their impact in the future.

As these security threats continue to evolve, we may be required to devote additional resources to protect, prevent, detect, and respond against cybersecurity attacks, system disruptions, and security breaches. Moreover, we also rely in part on third-party software and information technology vendors to run our information systems. Any failure of these third-party systems, which are outside of our control but still impact us, could have similar adverse effects.

Impermissible use, misuse or an improper disclosure of personal data or confidential information and breaches of, or disruptions to, our information technology systems or those of our third-party providers, could adversely affect our business and could result in liability and harm to our reputation.

We and our vendors process increasingly large amounts of sensitive personal data (collectively, “Personal Data”) concerning our existing and potential employees, clients, client customers, vendors, or other third parties (collectively, “Data Subjects”), as well as handle confidential information on our clients’ behalf. Therefore, we must ensure that we, as well as our vendors, can comply and demonstrate compliance with the various countries’ and U.S. states’ privacy and data protection laws, rules, and regulations (collectively, “Privacy and Data Protection Law(s)”) in any location where we or our vendors process Data Subjects’ Personal Data. Privacy and Data Protection Laws often vary significantly, and the changes to existing laws and adoption of new, more rigorous laws occurs on an increasing basis. For example, the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”) requires us to meet stringent requirements regarding (i) our access, use, disclosure, transfer, protection, or other processing of Personal Data; and (ii) the ability of Data Subjects to exercise their related various rights such as to access, correct, or delete their Personal Data. The 2018 California Consumer Privacy Act (“CCPA”), which went into effect January 2020, now imposes similar requirements. New privacy laws in California, Colorado, Virginia, and other states took effect in 2023, with others likely to follow. Several privacy bills have also been introduced in Congress. Key markets in the Asia-Pacific region have also recently adopted GDPR-like legislation, including China’s new Personal Information Protection Law. Failure to meet Privacy and Data Protection Law requirements could result in significant civil penalties (including fines up to 4% of annual worldwide revenue under the GDPR) as well as criminal penalties. Privacy and Data Protection Law requirements also confer a private right of action in some countries, including under the GDPR. We may incur substantial costs associated with protecting Personal Data and maintaining compliance with the various Privacy and Data Protection Laws, including restrictions on international data transfers, particularly in light of the increasing scrutiny by supervisory authorities. These costs could adversely affect our results of operations. In addition, any inability, real or perceived, to adequately address privacy and data protection concerns, or to comply with applicable Privacy and Data Protection Laws, policies, industry standards, or contractual obligations could result in additional cost and liability to us, damage our reputation, negatively impact our ability to win new contracts or process Personal Data in certain geolocations, and otherwise adversely affect our business.

Systems and/or service failures could interrupt our operations, leading to reduced revenue and profit.

Any interruption in our operations or any systems failures, including, but not limited to: (i) the inability of our staff to perform their work in a timely fashion, whether caused by limited access to and/or closure of our and/or our clients’ offices or otherwise; (ii) the failure of network, software, and/or hardware systems; and (iii) other interruptions and failures, whether caused by us, a third-party service provider, unauthorized intruders/ hackers, computer viruses, natural disasters, power shortages, terrorist attacks, or otherwise, could cause loss of data and interruptions or delays in our business or that of our clients, or both. In addition, the failure or disruption of mail, communications and/or utilities could cause an interruption or suspension of our operations or otherwise harm our reputation or business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, revenue, profits, and operating results could be adversely affected.

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

All of our acquisitions have involved purchase prices in excess of tangible asset values net of liabilities assumed, resulting in the creation of an increased amount of goodwill and other intangible assets. As of December 31, 2023, goodwill and purchased intangibles accounted for approximately 61% and 5%, respectively, of our total assets. Under U.S. generally accepted accounting principles, we do not amortize goodwill acquired in a purchase business combination. We evaluate the recoverability of recorded goodwill annually, as well as when events or circumstances indicate there may be an impairment or if we have a material change in reporting units. Although we have to date determined that goodwill has not been impaired, future events or changes in circumstances that result in an impairment of goodwill or intangible assets would have a negative impact on our profitability and operating results.

RISKS RELATED TO OUR CORPORATE AND CAPITAL STRUCTURE

Provisions of our charter documents and Delaware law may prevent or deter potential acquisition bids to acquire us and other actions that stockholders may consider favorable, and the market price of our common stock may be lower as a result.

Our charter documents contain the following provisions that could have an anti-takeover effect:

•
Our board of directors (the “Board”) is divided into three classes, making it more difficult for stockholders to change the composition of the Board;
•
Directors may be removed only for cause;
•
Our stockholders are not permitted to call a special meeting of the stockholders;
•
All stockholder actions are required to be taken by a vote of the stockholders at an annual or special meeting or by a written consent signed by all of our stockholders;
•
Our stockholders are required to comply with advance notice procedures to nominate candidates for election to our Board or to place stockholders’ proposals on the agenda for consideration at stockholder meetings; and
•
The approval of the holders of capital stock representing at least two-thirds of our voting power is required to amend our indemnification obligations, director classifications, stockholder proposal requirements, and director candidate nomination requirements set forth in our amended and restated certificate of incorporation and amended and restated bylaws.

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

At our discretion, we borrow funds from our various credit facilities (the “Credit Facility”) under a credit agreement with a group of lenders. As of December 31, 2023, we had an aggregate of $430.4 million of outstanding indebtedness (net of unamortized debt issuance costs) that will mature on May 6, 2027. Subject to the limits contained in the agreements governing our Credit Facility, we may incur additional debt in the future to fund our ongoing operations as well as acquisitions. Our ability to pay interest and repay the principal for our indebtedness from time to time, as well as meet our financial and operating covenant requirements, is dependent upon our ability to, among other things, manage our business operations, and generate sufficient cash flows to service such debt. If we are unable to comply with the terms of our financing agreements or obtain additional required financing, this could ultimately result in a material adverse effect on our financial results and the value of our stock. Among other things, our debt could:

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

The Board has authorized, declared and paid regular dividends each quarter since 2018. The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the Board taking into account future earnings, cash flows, net income, dividend yield and other factors. Authorization of dividends by the Board is subject to adherence/compliance with our Credit Facility. There can be no assurance that the board of directors will declare any dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment.

GENERAL RISK FACTORS

Failure to identify, hire, train, and retain talented employees who are committed to our mission and vision could have a negative effect on our reputation and our business.

Our business, which entails the provision of professional services to government and commercial clients, largely depends on our ability to attract and retain qualified employees who are often in demand. Additionally, as our business continues to evolve, as we acquire new businesses, and as we provide a wider range of services, we become increasingly dependent on the capabilities of our employees in order to meet the needs of our diverse client base. If we are unable to recruit and retain a sufficient number of qualified employees that are committed to our mission and vision, we may incur higher costs related to an increase in subcontractors, hiring, training, and retention.

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
•
U.S. Procurement Integrity Act;
•
U.S. Civil False Claims Act and the False Statements Act; and
•
U.S. laws, rules, and regulations restricting (i) the use and dissemination of information classified for national security purposes, (ii) the exportation of specified products, technologies, and technical data, and (iii) the use and dissemination of sensitive but unclassified data.

Any failure to comply with applicable federal, and/or state and local government laws, rules, and regulations could subject us to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with federal and/or state and local government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and/or the value of our stock.

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

In addition to our U.S. operations, we also have a significant presence in key markets outside the U.S., including offices in the U.K., Belgium, India, and Canada. Failure to abide by laws, rules, and regulations applicable to us because of our work outside the U.S., such as the U.K. Bribery Act 2010 and the GDPR, could have similar effects to those described above.

Our international operations pose additional risks to our profitability and operating results.

We have offices in the U.K., Belgium, India, and Canada, among others, and expect to continue to have international operations and offices, some of which are in economically developing countries that do not have a well-established business infrastructure. We also perform work in some countries where we do not have a physical office. Some of the countries in which we work have a history of political instability or may expose our employees and subcontractors to physical danger over and above pandemic-related risk. Expansion into selective new geographic regions requires considerable management and financial resources, the expenditure of which may negatively impact our results, and we may never see any return on our investment.

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

In addition, because of our work with international clients, certain of our revenues and costs are denominated in other currencies, then translated to U.S. dollars for financial reporting purposes. Our revenues and profits may decrease as a result of currency fluctuations and devaluations and limitations on the conversion of foreign currencies into U.S. dollars and in the conversion between foreign currencies. We may, from time to time, have forward contract agreements (“hedges”) related to our operations in the U.K. to hedge the remeasurement between the Euro and the pound sterling. We recognize the changes in the fair value of the economic hedges in our results of operations. We cannot be sure that our hedges will be successful in reducing the risks to us of our exposure to foreign currency fluctuations and, in fact, the hedges may adversely affect our operating results.

Presently, there is active armed conflict across the territory of Ukraine as a result of a Russian invasion. The war has impacted member states of the E.U. in a variety of ways, including through their provision of weapons, humanitarian supplies, and substantial financial support to Ukraine, and their absorption of millions of Ukrainian refugees. While no E.U. member states have become active participants in the conflict, a number of them have greatly increased their defense preparations and investments, reflecting a wholesale shift in the security environment on the continent. It is not currently foreseen that an immediate diplomatic resolution to the conflict is likely. In such an environment, it is possible that E.U. spending priorities may shift suddenly, that our current programs could be disrupted, and that our future opportunities could be diminished.

Health epidemics, pandemics, and similar outbreaks may have material adverse effects on our business, financial position, results of operations, and/or cash flows.

We face various risks and uncertainties related to health epidemics, pandemics, and similar outbreaks. These risks relate to, among other things, the demand for our services, the availability of our staffing and business partners, a possible slowdown of client decision-making as to our services, a significant deterioration of global supply chains and other business conditions, and a possible reprioritization of spending by our clients.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As discussed in the “Item 1A. Risk Factors – Privacy, Cybersecurity, Technology, and Data Protection Risks”, we face certain ongoing risks from cybersecurity threats and recognize the critical importance of effective cybersecurity risk management in today's interconnected digital landscape. As part of our commitment to safeguarding our operations, sensitive data, and stakeholder trust, we have implemented robust cybersecurity practices and governance.

Cybersecurity Risk Management Program

We regularly assess and identify potential cybersecurity risks that could impact our business, financial condition, or reputation. Our risk assessment process includes:

•
Enterprise Risk Management: We maintain an enterprise risk management process that embeds cybersecurity within the risk assessment strategy.
•
Threat Landscape Analysis: We monitor emerging threats, vulnerabilities, and attack vectors relevant to our industry and business operations.
•
Risk Scenarios: We evaluate potential scenarios, with considerations to both internal and external threats, to understand their potential impact.
•
Risk Quantification: We assess the likelihood and potential financial, operational, and reputational impact of identified risks.

Our risk mitigation strategy focuses on measures to prevent, detect, and respond to cybersecurity incidents. The primary components of our risk mitigation strategy include:

•
Security Controls: We maintain a comprehensive set of controls aligned with industry standards such as the National Institute of Standards and Technology (“NIST”) and the International Organization of Standards (“ISO”) 27001 to protect our systems, networks, and data.
•
Incident Response Plan: We have a well-defined incident response plan that outline roles, responsibilities, and procedures for handling cybersecurity incidents.
•
Employee Training and Awareness: We have training programs to ensure that our employees understand their role in maintaining a secure environment and recognize potential threats.
•
Third-party Risk Assessment and Management: We assess and manage cybersecurity risks associated with our vendors, partners, and service providers.

Our approach to information security follows a defense-in-depth methodology in which security is embedded throughout the system architecture. Technical controls rely on proven technologies, such as network-based intrusion detection systems, next generation firewalls with advanced threat detection, secure server networks, demilitarized zones, and endpoint detection and response capabilities. Security techniques, such as encryption at rest and encryption in transit, are used to incorporate relevant practices. We undergo annual third-party security assessments such as security control compliance reviews, incident response exercises, penetration testing, and red team drills to maintain the effectiveness of the security program.

Our critical corporate information systems are maintained in a commercial grade data center with climate controls, fire suppression, redundant power, and several telecommunication options. The data center is designed to host mission-critical computer systems with fully redundant subsystems and compartmentalized security zones. Our primary data center also undergoes independent assessment on an annual basis. Our computing infrastructures are protected by multiple independent layers of security measures managed by the corporate information security department. Our approach to accessing protected networks is based on the principle of least privilege.

Notwithstanding the vigorous approach we take to cybersecurity, we may not always be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. To date, we have not identified cybersecurity risks, threats, or incidents that have materially affected us, including our operations, business strategy, results of operations, or financial conditions.

Cybersecurity Governance and Oversight

Our Board, directly or through its committees, is responsible for the oversight of the Company's overall enterprise risk management program that includes cybersecurity risks. Our Audit Committee regularly reviews and evaluates cybersecurity risks and the procedures and policies implemented by management to identify, manage, and mitigate such risks.

Management is responsible for day-to-day assessment and management of cybersecurity risks. Our Chief Information Officer (the “CIO”) has primary oversight of material risks from cybersecurity threats. He has over 40 years of professional experience across various engineering, business and management roles. Directly reporting to our CIO is our Deputy Chief Information Officer (“the Deputy CIO”), with over 30 years of experience leading implementation of various IT infrastructure and systems, and our Chief Information Security Officer (the “CISO”), with over 20 years of specific cyber security experience and is responsible for maintaining compliance with applicable security requirements. The CIO and the CISO have a combined tenure of over 33 years with the Company in various progressive management roles in information systems and technology and information security.

The CIO and the CISO conducts regular meetings with the Audit Committee and the Board to communicate updates on cybersecurity risks, incidents, and mitigation efforts. The CISO and our security staff provides ongoing support to internal operations and oversight to our systems that offer services to our clients within our enterprise network. Our security staff is also augmented through an industry-recognized security operations center where systems are continuously monitored.

ITEM 2. PROPERTIES

We lease our offices and do not own any real estate. As of December 31, 2023, we leased approximately 208,274 square feet of office space at our corporate headquarters at 1902 Reston Metro Plaza, Reston, Virginia (in the Washington, D.C. metropolitan area) through May 2039 (the “Reston Office”). The Reston Office houses a portion of our operations and almost all of our corporate functions, including most of our staff within executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts.

As of December 31, 2023, we had leases in place for approximately 970,843 square feet of office space in more than 70 office locations throughout the U.S. and around the world, with various lease terms expiring over the next fifteen years. We continually review our need for office space, and we believe that our current office space, as well as other future office space we expect to be able to obtain in the lease marketplace, will be sufficient to meet our office space needs.

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

Holders

As of February 23, 2024, there were 26 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

Dividends

We currently expect to continue paying dividends comparable with our historic dividend payments. The declaration and payment of any dividends is at the sole discretion of our Board and is not guaranteed. Our Credit Facility contains certain restrictions related to the payment of cash dividends, requiring us to meet certain covenants prior to and after the declaration of any dividend.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2018 through December 31, 2023, with the cumulative total return on (i) the NASDAQ Composite, (ii) the Russell 2000 stock index, and (iii) the S&P 1500 companies having GICS Code 2020 Commercial & Professional Services.

The comparison below assumes an initial investment of $100.00 on December 31, 2018 in which all dividends (if any) are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among ICF International, Inc, the NASDAQ Composite Index,
the Russell 2000 Index and the S&P Composite 1500 Commercial & Professional Services Index

$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
ICF International, Inc
NASDAQ Composite
Russell 2000
S&P Composite 1500 Commercial & Professional Services

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	Year Ended December 31,
	2018	2019	2020	2021	2022	2023
ICF International, Inc.	$100.00	$177.20	$144.95	$201.18	$195.41	$265.74
NASDAQ Composite	100.00	136.69	198.10	242.03	163.28	236.17
Russell 2000 Index	100.00	125.52	150.58	172.90	137.56	160.85
S&P Composite 1500 Commercial & Professional Services	100.00	135.88	160.43	202.40	182.94	215.78

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

In September 2017, the Board approved a share repurchase program that authorizes share repurchases in the aggregate up to $100.0 million. In November 2021, the Board approved an increase to the share repurchase program to a new limit of $200.0 million, inclusive of the prior limit. During the year ended December 31, 2023, we repurchased 180,000 shares under this program at an average price of $100.70 per share. As of December 31, 2023, $93.7 million of authority remained available for share repurchases.

The objective of our share repurchase program is to offset dilution resulting from employee stock compensation. Under the program, purchases can be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act, and in accordance with applicable insider trading and other securities laws and regulations. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. The purchases will be funded from existing cash balances and/or borrowings and the repurchased shares will be held in treasury. Our Credit Facility permits annual share repurchases of at least $25 million provided that the Company is not in default of its covenants, and higher amounts provided that our Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.0 million after giving effect to such purchases.

Repurchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended December 31, 2023 for our share repurchase plan and shares purchased in satisfaction of employee tax withholding obligations related to the settlement of restricted stock units.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 – October 31	—	$—	—	$93,743,956
November 1 – November 30	4,935	$126.64	—	$93,743,956
December 1 – December 31	—	$—	—	$93,743,956
Total	4,935	$126.64	—
a)
The total number of shares purchased includes any shares repurchased pursuant to our share repurchase program described further in footnote (b) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended December 31, 2023, we repurchased 4,935 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $126.64 per share.
b)
The current share repurchase program authorizes share repurchases in the aggregate up to $200.0 million. Our Credit Facility permits annual share repurchases of at least $25 million provided that the Company is not in default of its covenants, and higher amounts provided that our Consolidated Leverage Ratio prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.00 million. For additional information on the share repurchase program, see “Note 18 - Share Repurchase Program” in our financial statements.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8.“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This section of this Form 10-K generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussions of 2022 items and year-to-year comparisons between 2022 and 2021 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed with the SEC on March 1, 2023, and is incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Health and Social Programs; and
•
Security and Other Civilian & Commercial

We provide services to our diverse client base that deliver value throughout the entire life cycle of a policy, program, project, or initiative. Our primary services include:

•
Advisory Services;
•
Program Implementation Services;
•
Analytics Services;
•
Digital Services; and
•
Engagement Services.

Our clients utilize our services because we combine diverse institutional knowledge and experience with the deep subject matter expertise of our highly educated staff, which we deploy in multi-disciplinary teams. We have successfully worked with many of our clients for decades, with the result that we have a thorough and nuanced perspective of their objectives and needs. We serve both governmental and commercial clients. Our government clients include those from departments and agencies of the federal government, state and local governments, and international governments. Our government efforts include work performed under subcontract agreements to commercial clients whose ultimate customers are government agencies and departments.

Our largest clients are U.S. federal government departments and agencies. Our federal government clients have included every cabinet-level department, most significantly HHS, DoD, and DoS. Federal government clients generated approximately 55%, 55%, and 47% of our revenue in 2023, 2022, and 2021, respectively. State and local government clients generated approximately 16%, 15%, and 15% of our revenue in each of 2023, 2022, and 2021, respectively. International government clients generated approximately 5%, 6%, and 9% of our revenue in 2023, 2022, and 2021, respectively.

We also serve a variety of commercial clients worldwide, including: airlines, airports, electric and gas utilities, health care companies, banks and other financial services companies, transportation, non-profits/associations, manufacturing firms, retail chains, and distribution companies. Our commercial clients, which include clients outside the U.S., generated approximately 24%, 24%, and 29% of our revenue in 2023, 2022, and 2021, respectively. We believe that our domain expertise and the program knowledge developed from our research and analytics, and assessment and advisory engagements further position us to provide a full suite of services.

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

We believe that, in the long-term, demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about the environment and use of clean energy and energy efficiency; health promotion, treatment, and cost control; the means by which healthcare can be delivered effectively on a cross-jurisdiction basis; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes (Ian, Harvey, Ida, Idalia, Irma, Maria, Laura and Michael) that devastated communities in Texas, Florida, North Carolina, Louisiana, the U.S. Virgin Islands, and Puerto Rico, the affected areas remain in various stages of relief and recovery efforts. We believe our prior and current experience with disaster relief and rebuild efforts, including after hurricanes Katrina and Rita and Superstorm Sandy, put us in a favorable position to continue to provide recovery and housing assistance, and environmental and infrastructure solutions, including disaster mitigation, on behalf of federal departments and agencies, state, territorial, and local jurisdictions, and regional agencies.

We also see significant opportunity to further leverage our digital and client engagement capabilities across our client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements that span the entire program life cycle, and to complete and successfully integrate additional strategic acquisitions. We will continue to focus on building scale in our vertical and horizontal domain expertise, developing business with our existing clients as well as new customers, and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities, such as our acquisitions of ESAC and Creative Systems in 2021, SemanticBits and Blanton in 2022, and CMY in 2023 that enhance our subject matter knowledge, broaden our service offerings, gain access to or expand customer relationships, and/or provide scale in specific geographies. Although we continue to see favorable long-term market opportunities, there are certain business challenges facing all government service providers. Administrative and legislative actions by the federal government to address changing priorities or in response to the budget deficit could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. Similarly, the very nature of opportunities arising out of disaster recovery means they can involve unusual challenges. Factors such as the overall stress on communities and people affected by disaster recovery situations, political complexities and challenges among involved government agencies, and a higher-than-normal risk of audits and investigations may result in a reduction to our revenue and profit and adversely affect cash flow; however, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the federal government, as well as to state and local and international governments and commercial clients. We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund ongoing operations, potential acquisitions, customary capital expenditures, and other working capital requirements.

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

BUSINESS COMBINATIONS

A key element of our growth strategy is to pursue acquisitions. During the previous three fiscal years, we completed five acquisitions summarized as follows:

ESAC – In November 2021, we acquired ESAC, one of the leading specialized providers of advanced health analytics, research data management, and bioinformatics solutions to U.S. federal health agencies.

Creative Systems and Consulting – In December 2021, we acquired Creative Systems, a premier provider of IT modernization and digital transformation solutions to U.S. federal agencies.

SemanticBits, LLC – In July 2022, we acquired SemanticBits, a premier partner to U.S. federal health agencies for mission-critical digital modernization solutions.

Blanton & Associates – In September 2022, we acquired Blanton & Associates, an environmental consulting, planning, and project management firm.

CMY Solutions, LLC – In May 2023, we acquired CMY, an engineering and automation solutions provider to utilities and organizations.

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

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

For cost-based contracts, we recognize revenue as a single performance obligation based on contract costs incurred, as we become contractually entitled to reimbursement of the contract costs, plus a most likely estimate of award or incentive fees earned on those costs even though final determination of fees earned occurs after the contractually stipulated performance assessment period ends. For the years ended December 31, 2023, 2022, and 2021, revenue from cost-based contracts totaled $265.3 million, $263.7 million, and $274.1 million, respectively.

For performance obligations requiring the delivery of a service for a fixed price, we use the ratio of actual costs incurred to total estimated costs at completion (“EAC”) provided that costs incurred (an input method) represents a reasonable measure of progress towards the satisfaction of a performance obligation, in order to estimate the portion of total revenue earned. Contract costs that are not reflective of our progress toward satisfying a performance obligation are not included in the calculation of the measure of progress. We estimate the EAC by making certain assumptions and judgments such as the level of efforts from internal staff and/or subcontractors and cost of materials needed to complete the tasks. Our cost estimate is based on our prior experience and expertise in delivery of similar services, which allow us to make reasonable assumptions and estimates that are close to actual costs to complete the obligations; however, changes in the scope or complexity of work, availability of materials needed, or performance could cause a change in the EAC. We routinely review EACs for changes that could materially impact our measurement of progress toward completion of the performance obligations and adjust our revenue in the period that the changes occur. When a contract EAC exceeds the contract value, we recognize the loss in the same period of determination. For the years ended December 31, 2023, 2022, and 2021, our revenue from contracts in which we use EACs totaled $310.1 million, $287.4 million, and $253.6 million, respectively.

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

Fair Value of Acquired Assets from Business Combinations

Our consolidated balance sheets as of December 31, 2023 and 2022 include $94.9 million and $126.5 million, respectively, of net intangible assets that were created through business acquisitions.

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

	Year ended December 31, 2023		Year ended December 31, 2022		Year ended December 31, 2021
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, infrastructure, and disaster recovery	$806,482	41%	$714,628	40%	$693,572	45%
Health and social programs	814,454	42%	704,465	40%	563,590	36%
Security and other civilian & commercial	342,302	17%	360,871	20%	295,886	19%
Total	$1,963,238	100%	$1,779,964	100%	$1,553,048	100%

Our primary clients within the client markets are the agencies and departments of the federal government and commercial clients. Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us with strong client relationships. In 2023, 2022, and 2021, approximately 89%, 91%, and 91% of our revenue, respectively, was from prime contracts.

Client type

The table below shows our revenue by type of client as a percentage of total revenue for the periods indicated. Certain immaterial revenue amounts in the prior years have been reclassified due to minor adjustments and reclassification within client type.

	Year ended December 31, 2023		Year ended December 31, 2022		Year ended December 31, 2021
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$1,084,043	55%	$980,746	55%	$735,032	47%
U.S. state and local government	308,134	16%	259,764	15%	235,416	15%
International government	103,399	5%	103,609	6%	139,229	9%
Government	1,495,576	76%	1,344,119	76%	1,109,677	71%
Commercial	467,662	24%	435,845	24%	443,371	29%
Total	$1,963,238	100%	$1,779,964	100%	$1,553,048	100%

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

The following table shows the approximate percentage of our revenue for each of these types of contracts for the periods indicated. Certain immaterial revenue amounts in the prior years have been reclassified due to minor adjustments and reclassification within contract mix.

	Year ended December 31, 2023		Year ended December 31, 2022		Year ended December 31, 2021
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$812,430	41%	$713,693	40%	$633,135	41%
Fixed-price	885,465	45%	802,568	45%	645,809	41%
Cost-based	265,343	14%	263,703	15%	274,104	18%
Total	$1,963,238	100%	$1,779,964	100%	$1,553,048	100%

Payments we received on cost-based contracts with the federal government are provisional payments subject to adjustment upon audit by the government. Contract revenue for subsequent periods has been recorded in amounts that are expected to be realized on final audit and settlement of costs.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of comprehensive income for the years ended December 31, 2023 and 2022 and expresses these items as a percentage of revenue for the periods indicated and the period-over-period rate of change in each of them. Our discussion of the items for the years ended December 31, 2022 and 2021 can be found in our Annual Report on Form 10-K for the year ended December 31, 2022, which was filed with the SEC on March 1, 2023.

Years Ended December 31, 2023 and 2022

(dollars in thousands)

	Year Ended December 31,				Year to Year Change
	2023	2022	2023	2022	2022 to 2023
	Dollars		Percentages		Dollars	Percent
Revenue	$1,963,238	$1,779,964	100.0%	100.0%	$183,274	10.3%
Direct Costs:
Direct labor & related fringe	730,322	639,861	37.2%	35.9%	90,461	14.1%
Subcontractors & other direct costs	534,696	494,561	27.2%	27.8%	40,135	8.1%
Total Direct Costs	1,265,018	1,134,422	64.4%	63.7%	130,596	11.5%
Operating Costs and Expenses
Indirect and selling expenses	505,162	486,863	25.7%	27.4%	18,299	3.8%
Depreciation and amortization	25,277	21,482	1.3%	1.2%	3,795	17.7%
Amortization of intangible assets	35,461	28,435	1.8%	1.6%	7,026	24.7%
Total Operating Costs and Expenses	565,900	536,780	28.8%	30.2%	29,120	5.4%
Operating Income	132,320	108,762	6.7%	6.1%	23,558	21.7%
Interest, net	(39,681)	(23,281)	(2.0)%	(1.3)%	(16,400)	70.4%
Other income (expense)	3,908	(1,501)	0.2%	(0.1)%	5,409	(360.4)%
Income Before Income Taxes	96,547	83,980	4.9%	4.7%	12,567	15.0%
Provision for Income Taxes	13,935	19,737	0.7%	1.1%	(5,802)	(29.4)%
Net Income	$82,612	$64,243	4.2%	3.6%	$18,369	28.6%

Year ended December 31, 2023 compared to year ended December 31, 2022

Revenue. The growth in revenue of $183.3 million was driven by increases of $103.3 million from U.S. federal government clients, $48.4 million from U.S. state and local government clients, and $31.8 million from commercial clients, respectively, offset by a decrease of $0.2 million from international government clients.

Revenue from Health and Social Programs client market increased by $110.0 million, or 15.6%, driven by:

•
Increases of $97.4 million from U.S. federal government, $10.4 million from U.S. state and local government, and $2.5 million from commercial client markets, respectively, offset by a
•
Decrease of $0.3 million from international government client market.

Revenue from Energy, Environment & Infrastructure and Disaster Recovery client market increased by $91.8 million, or 12.9%, due to:

•
Increases of $49.7 million from commercial, $37.6 million from U.S. state and local government, and $10.0 million from U.S. federal government client markets, respectively, offset by a
•
Decrease of $5.5 million from international government client market due, in part, to the wind-down of the ICF NEXT U.K. business.

Revenue from Security and Other Civilian & Commercial client market saw a decrease of $18.6 million, or 5.1%, as a result of:

•
Decreases of $20.4 million from commercial, driven by the divestiture of the commercial marketing business, and $4.0 million from U.S. federal government client markets, respectively, offset by
•
Increases of $5.5 million from international government and $0.3 million from U.S. state and local government client markets, respectively.

Direct costs. The increase in direct costs of $130.6 million was driven by additional direct labor and related fringe benefit costs of $90.5 million and subcontractors and other direct costs of $40.1 million to support new and existing revenue-generating contracts. For the years ended December 31, 2023 and 2022, direct labor and related fringe benefit costs were 57.7% and 56.4% of total direct costs, respectively, and subcontractors and other direct costs were 42.3% and 43.6% of total direct costs, respectively. The total direct costs as a percentage of revenue remained steady at 64.4% for the year ended December 31, 2023 compared to 63.7% for 2022.

Indirect and selling expenses. The increase in indirect and selling expenses of $18.3 million for the year ended December 31, 2023 compared to 2022 was due to an additional $31.7 million in indirect labor and related fringe benefit costs offset by a decrease of $13.4 million in general and administrative costs. As a percentage of total indirect and selling expenses, indirect labor and associated fringe costs were 71.1% and 67.2%, respectively, and general and administrative costs were 28.9% and 32.8%, respectively, for the years ended December 31, 2023 and 2022. The increase in indirect labor and associated fringe costs was a result of additional headcount from our recent acquisitions in 2022 and 2023 as well as additional labor resources to support our growth. The decrease in our general and administrative costs was primarily from lower facilities expense that was, in part, attributed to our Fairfax lease ending at the end of the 2022 fiscal year. As a percentage of revenue, indirect and selling expenses decreased to 25.7% for the year ended December 31, 2023 compared to 27.4% for the year ended December 31, 2022.

Depreciation and amortization. The increase in depreciation and amortization of $3.8 million was driven by additional capital expenditure during 2023 and acceleration of depreciation of certain fixed assets associated with the exit of an office facility. The transition is expected to be completed in 2024.

Amortization of intangible assets. The increase in amortization of intangible assets was due to amortization of additional intangible assets acquired from our acquisitions in the third and fourth quarter of 2022 and the second quarter of 2023.

Interest, net. The increase in interest, net was primarily due to higher average debt balance of $613.5 million in 2023 compared to $575.0 million in 2022, and higher average interest rate of 6.7% in 2023 compared to 3.3% in 2022. We utilize floating-to-fixed interest rate swap agreements to hedge the variable interest portion of our debt. Our 2023 interest expense from our debt was reduced by $6.9 million from the swap agreements, compared to $0.5 million in additional interest expense added to 2022. Our average interest rate inclusive of the impact of the swap agreements was 5.6% for 2023 compared to 3.7% for 2022.

Other income (expense). The increase in other income (expense) was primarily due to pre-tax gains of $2.5 million and $3.2 million from the divestiture of our U.S. commercial marketing and Canadian mobile aggregation businesses in 2023.

Provision for income taxes. The effective income tax rate for the years ended December 31, 2023 and 2022 was 14.4% and 23.5%, respectively. The decrease in provision for income taxes in 2023 was primarily due to tax credits, restructuring of the ownership of a Canadian subsidiary, the wind-down of our U.K. commercial marketing business, and U.S. return-to-provision adjustments in connection with our federal income tax return filing, partially offset by provisions for uncertain tax positions, and additional valuation allowance on certain tax attributes generated during the period.

NON-GAAP MEASURES

The following tables provide reconciliations of financial measures that are not calculated in accordance with generally accepted accounting principles in the U.S. to their most comparable U.S. GAAP measures (“non-GAAP”). While we believe that these non-GAAP financial measures provide additional information to investors and may be useful in evaluating our financial information, they should be considered supplemental in nature and not as a substitute for financial information prepared in accordance with U.S. GAAP. Other companies may define similarly titled non-GAAP measures differently and, accordingly, care should be exercised in understanding how we define these measures as similarly named measures are unlikely to be comparable across different companies.

EBITDA and Adjusted EBITDA

Earnings before interest, tax, and depreciation and amortization (“EBITDA”) is a measure we use to evaluate operating performance. We believe EBITDA is useful in assessing ongoing trends and, as a result, may provide additional visibility in understanding our operations.

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

EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow as these measures do not include certain cash requirements such as interest payments, tax payments, capital expenditures, and debt service.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated.

	Year ended December 31,
	2023	2022	2021
Net income	$82,612	$64,243	$71,132
Interest, net	39,681	23,281	9,984
Provision for income taxes	13,935	19,737	28,958
Depreciation and amortization	60,738	49,917	31,970
EBITDA	196,966	157,178	142,044
Impairment of long-lived assets (1)	7,666	8,354	8,215
Acquisition and divestiture-related expenses (2)	4,759	6,441	4,798
Severance and other costs related to staff realignment (3)	6,366	6,302	1,242
Charges for facility consolidations and office closures (4)	3,187	5,034	1,434
Expenses related to the transfer to our new corporate headquarters (5)	—	8,287	899
Expenses related to retirement of Executive Chair (6)	—	—	397
Expenses related to our agreement for the sale of receivables (7)	—	240	—
Pre-tax gain from divestiture of a business (8)	(5,712)	—	—
Total adjustments	16,266	34,658	16,985
Adjusted EBITDA	$213,232	$191,836	$159,029

(1)
Represents impairment of operating lease right-of-use and leasehold improvement assets associated with exit from certain facilities, and an intangible asset associated with exit of a business.
(2)
These are primarily third-party costs related to acquisitions and potential acquisitions, integration of acquisitions, and separation of discontinued businesses or divestitures.
(3)
These costs are mainly due to involuntary employee termination benefits for our officers, and employees who have been notified that they will be terminated as part of a business reorganization or exit.
(4)
These are exit costs associated with terminated leases or full office closures that we either (i) will continue to pay until the contractual obligations are satisfied but with no economic benefit to us, or (ii) paid upon termination and cease-use of the leased facilities.
(5)
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
(6)
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
(7)
These costs include legal and structuring fees related to our 2022 Master Receivables Purchase Agreement with MUFG Bank, Ltd. put in place for the sale of our receivables.
(8)
Includes pre-tax gain of $2.5 million and of $3.2 million from the divestitures of our U.S. commercial marketing and Canadian mobile text aggregation businesses.

Non-GAAP Diluted Earnings per Share

Non-GAAP diluted earnings per share (“Non-GAAP Diluted EPS”) represents diluted U.S. GAAP earnings per share (“U.S. GAAP Diluted EPS”) excluding the impact of certain items noted above, and the impact of amortization of intangible assets and the related income tax effects. While these adjustments may be recurring and not infrequent or unusual, we do not consider these adjustments to be indicative of the performance of our ongoing operations. We believe that the supplemental adjustments provide additional information to investors.

The following table presents a reconciliation of U.S. GAAP Diluted EPS to Non-GAAP Diluted EPS for the periods indicated:

	Year ended December 31,
	2023	2022	2021
U.S. GAAP Diluted EPS	$4.35	$3.38	$3.72
Impairment of long-lived assets	0.40	0.44	0.43
Acquisition and divestiture-related expenses	0.25	0.34	0.25
Severance and other costs related to staff realignment	0.33	0.33	0.06
Expenses related to facility consolidations and office closures (1)	0.24	0.26	0.08
Expenses related to the transfer to our new corporate headquarters	—	0.44	0.05
Expenses related to retirement of Executive Chair	—	—	0.02
Expenses related to our agreement for the sale of receivables	—	0.01	—
Pre-tax gain from divestiture of a business	(0.30)	—	—
Amortization of intangibles	1.87	1.49	0.65
Income tax effects of the adjustments (2)	(0.64)	(0.92)	(0.44)
Non-GAAP Diluted EPS	$6.50	$5.77	$4.82

(1)
These are exit costs related to actual office closures (previously included in Adjusted EBITDA) and accelerated depreciation related to fixed assets for planned office closures.
(2)
Income tax effects were calculated using the effective tax rate, adjusted for discrete items, if any, of 22.8%, 28.0% and 28.9% for the years ended December 31, 2023, 2022, and 2021, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, debt service, dividends, and share repurchases. We expect to meet these requirements through a combination of our cash and cash equivalents at hand, cash flow from operations and borrowings. Our primary source of borrowings is from our Credit Facility, as described in “Note 10 - Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. As of December 31, 2023, we had $591.9 million of unused borrowing capacity, or $575.5 million after taking into account the financial and performance-based limitations, available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program. Should the need arise, we intend to further increase our borrowing capacity in the future to provide us with adequate working capital to continue our ongoing operations.

There are certain geo-political and macro-economic conditions, such as the ongoing wars in Ukraine and the the Middle East and the recent increase in inflation, both in the U.S. and globally, that create uncertainty in the global economy, which in turn may impact, among other things, our ability to generate positive cash flows from operations and our ability to successfully execute and fund key initiatives in the near future; however, our current belief is that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund ongoing operations, customary capital expenditures and acquisitions, quarterly cash dividends, share repurchases and organic growth. Additionally, we continuously analyze our capital structure to ensure we have capital to fund future strategic acquisitions. We continue to monitor the state of the financial markets on a regular basis to assess the availability and cost of additional capital resources from both debt and equity sources. We believe that we will be able to access these markets at commercially reasonable terms and conditions if, in the future, we need additional borrowings or capital.

Material Cash Requirements from Contractual Obligations. As of December 31, 2023, contractual obligations that require a material use of cash include repayments of our Credit Facility and operating lease obligations for facilities and equipment.

At December 31, 2023, our outstanding Credit Facility balance was $430.4 million, net of unamortized debt issuance costs, of which the principal amounts of $26.0 million is due in 2024, $35.8 million in 2025, $39.0 million in 2026, and the remaining $333.3 million due upon maturity in 2027. We borrow funds under the Credit Facility at interest rates based on both the SOFR (i.e., 1-, 3-, or 6-month rates) and a fluctuating Base Rate (see “Note 10 - Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Annual Report). Assuming that our interest rate on the Credit Facility is the same as on December 31, 2023, we anticipate our interest payments on the debt to be approximately $29.5 million in 2024, $27.5 million in 2025, $24.9 million in 2026, and $8.1 million in 2027 when our Credit Facility expires. The estimates do not take into account future drawdowns and repayments on the debt or changes in the variable interest rate, and actual interest may be different.

As of December 31, 2023, we have operating leases for facilities and equipment with remaining terms ranging from 1 to 15 years. Our current and long-term operating lease liabilities of $195.9 million at December 31, 2023 represent the present value of the minimum payments required under the non-cancellable leases, and the actual cash payments total $241.1 million. The operating lease payment obligations by year are further discussed in “Note 7 - Leases” in the “Notes to Consolidated Financial Statements”.

As of December 31, 2023, we also have finance leases for equipment and furniture with lease payment obligations through 2029 as discussed in “Note 7 - Leases” in the “Notes to Consolidated Financial Statements”. The current and long-term finance lease liabilities at December 31, 2023 of $16.4 million represent the present value of the minimum payments totaling $18.1 million.

Inflation. Our business and results of operations have not been materially affected by inflation and changing prices during the period presented and we do not expect to be materially affected in the future due to the nature of our business as a provider of professional services with contracts that can be negotiated with new prices.

Dividends. Cash dividends declared in 2023 were as follows:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 28, 2023	$0.14	March 24, 2023	April 13, 2023
May 9, 2023	$0.14	June 9, 2023	July 14, 2023
August 3, 2023	$0.14	September 8, 2023	October 13, 2023
November 2, 2023	$0.14	December 8, 2023	January 12, 2024

Cash Flows. The following table summarizes our cash flows from the years ended December 31, 2023, 2022, and 2021.

	Year ended December 31,
(in thousands)	2023	2022	2021
Net cash provided by operating activities	$152,383	$162,206	$110,205
Net cash used in investing activities	(3,673)	(258,844)	(194,481)
Net cash (used in) provided by financing activities	(152,588)	90,371	23,233
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	359	(1,198)	(511)
Decrease in cash, cash equivalents, and restricted cash	$(3,519)	$(7,465)	$(61,554)

Cash provided by operating activities for the year ended December 31, 2023 decreased by $9.8 million compared to 2022 primarily due to higher interest and tax payments and the timing of collections of our billed receivables and payments of our operating liabilities.

Cash used in investing activities for the year ended December 31, 2023 decreased by $255.2 million compared to 2022 primarily due to higher usage of cash to fund the acquisitions of SemanticBits and Blanton in 2022; 2023 was favorably impacted by the proceeds received from the divestiture of our U.S. commercial marketing and Canadian mobile text aggregation businesses.

We used $152.6 million of cash in financing activities during the year ended December 31, 2023 compared to $90.4 million provided by financing activities during 2022, a change of $243.0 million. The change was primarily due to higher net borrowings from our Credit Facility to fund the acquisitions of SemanticBits and Blanton during 2022, and repayments of our term loan debt of $81.0 million during 2023 which includes $66.0 million in early payment on the term loan principal balance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under the Credit Facility and foreign exchange rate risk.

Borrowings under the Credit Facility accrue interest at variable rates. We monitor interest rate fluctuations and outlooks as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects of higher interest rates on our results of operations. As part of this strategy, we use interest rate swap arrangements to hedge a portion of our interest rate risk that effectively converts our variable rate debt to fixed rate debt. We do not use such instruments for speculative or trading purposes. Based on our borrowings under the Credit Facility, a 1% increase in interest rates would have increased interest expense by approximately $6.1 million and would have decreased our annual net income and operating cash flows by a comparable amount. At December 31, 2023, we had seven interest rate swap agreements with a total aggregate notional amount of $275.0 million to hedge against changes in interest rates and offset potential increases in interest expense. See “Note 12 - Derivative Instruments and Hedging Activities” in the “Notes to Consolidated Financial Statements”.

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

We use a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue. During the year ended December 31, 2023, 7% of our revenue was generated from our international operations based on the location to which a contract was awarded. As a result, a 10% increase or decrease in the value of the U.S. dollar against all currencies would have an estimated impact on revenue of approximately 1%, or $13.1 million. Actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of ICF International, Inc. and subsidiaries are provided in Part IV in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the Company’s management, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2023 to provide reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined as of December 31, 2023 in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2023.

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

Changes in Internal Control Over Financial Reporting. There were no material changes in our internal control over financial reporting during the last quarter of 2023 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be included in our Proxy Statement for the 2024 Annual Meeting of Stockholders (the “2024 Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2024 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Financial Statements

(2)
Financial Statement Schedules

The financial statement schedules have been omitted since the required information is not applicable or included in the consolidated financial statements and accompanying notes included in this Form 10-K.

(3)
Exhibits

The following exhibits are included with this report or incorporated herein by reference:

Exhibit Number	Exhibit

3.1	Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-Q, filed August 3, 2017).

3.2	Amended and Restated Bylaws of ICF International, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K, filed September 26, 2023).

4.1	Specimen common stock certificate (Incorporated by reference to Exhibit 4.1 to the Company’s Form S-1/A (File No. 333-134018), filed September 12, 2006).

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

10.2

ICF International, Inc. Nonqualified Deferred Compensation Plan, as amended and restated as of January 1, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-K, filed March 1, 2013). +

10.3

ICF International, Inc. Amended and Restated 2018 Omnibus Incentive Plan (Incorporated by reference to Exhibit A to the Company’s Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders, filed April 21, 2023). +

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

10.11	Amended Severance Letter Agreement by and between the Company and John Wasson, dated December 12, 2008 (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed December 18, 2008). +

10.12	Employment Terms by and between the Company and James C. Morgan, dated June 8, 2012 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 10-Q, filed August 6, 2012). +

10.13

Severance Benefit/Protection Agreement by and between the Company and James C. Morgan, dated June 8, 2012 (Incorporated by reference to Exhibit 10.2 to the Company’s Form 10-Q, filed August 6, 2012). +

10.14	Severance Letter Agreement by and between the Company and Sergio J. Ostria, dated March 6, 2012 (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K, filed on March 8, 2016). +

10.15	Amended and Restated Credit Agreement, dated May 6, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 6, 2022).

10.16	First Amendment to Amended and Restated Credit Agreement, dated May 17, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 19, 2023).

10.17	Second Amendment to Amended and Restated Credit Agreement, dated November 6, 2023. *

10.18	Lease Agreement between ICF Consulting Group, Inc. and CRS Plaza II, LLC, dated as of October 24, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed October 30, 2019).

10.19

Equity Purchase Agreement by and among Creative Systems and Consulting, L.L.C., Project Apple Holdings, LLC, Vanitha Khera, Vishal Khera, and ICF Incorporated, L.L.C., dated December 13, 2021 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A, filed December 17, 2021).

10.20

Equity Purchase Agreement by and among ICF Incorporated, L.L.C., SemanticBits, LLC, Ramprakash Chilukuri, Vinay Kumar, and Ramprakash Chilukuri, as the Sellers’ Representative, dated June 8, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K/A, filed July 1, 2022).

10.21	Separation Agreement and Release between Rodney Mark Lee, Jr. and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed December 4, 2023).

21.0	Subsidiaries of the Registrant.*

23.1	Consent of Grant Thornton LLP.*

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*

32.1	Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.0	Compensation Recovery Policy.*

101

The following materials from the ICF International, Inc. Annual Report on Form 10-K for the year ended December 31, 2023 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. *

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL

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

February 28, 2024	ICF INTERNATIONAL, INC.
	By:	/s/ JOHN WASSON
John Wasson
Chair, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN WASSON	Chair, President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2024
John Wasson

/s/ BARRY BROADUS	Chief Financial Officer (Principal Financial Officer)	February 28, 2024
Barry Broadus

/s/ RANJIT CHADHA	Principal Accounting Officer	February 28, 2024
Ranjit Chadha

/s/ MARILYN CROUTHER	Director	February 28, 2024
Marilyn Crouther

/s/ SCOTT SALMIRS	Director	February 28, 2024
Scott Salmirs

/s/ Dr. SRIKANT M. DATAR	Director	February 28, 2024
Dr. Srikant M. Datar

/s/ CHERYL W. GRISÉ	Director	February 28, 2024
Cheryl W. Grisé

/s/ MICHAEL J. VAN HANDEL	Director	February 28, 2024
Michael Van Handel

/s/ RANDALL MEHL	Director	February 28, 2024
Randall Mehl

/s/ Dr. MICHELLE A. WILLIAMS	Director	February 28, 2024
Dr. Michelle A. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2024 expressed an unqualified opinion.

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

Revenue recognition – estimates-at-completion

As described further in Note 2 to the consolidated financial statements, the Company recognizes revenue over time using a cost-input method on certain contracts in which costs incurred represents a reasonable measure of progress toward satisfaction of a performance obligation and transfer of control to a customer. Under the cost input method, revenue is recognized based on the proportion of total costs incurred to total estimated costs-at-completion (“EAC”). A performance obligation’s EAC includes all direct costs such as level of effort from internal staff and/or subcontractors and costs of materials needed to complete the tasks. The accounting for these contracts involves judgement, particularly as it relates to the process of estimating total costs to satisfy the performance obligation. We identified the estimate of total costs to satisfy the performance obligations for contracts with revenue recognized using the cost input method as a critical audit matter.

The principal considerations for our determination that the use of estimates-at-completion in recognizing revenue is a critical audit matter are the significant management judgments involved in the initial creation and subsequent updates to the Company’s EAC and related profit recognized, which required challenging and subjective auditor judgment in the execution of our procedures.

Our audit procedures in response to this matter included the following, among others:

•
Testing the design and operating effectiveness of controls related to management’s review of estimate-at-completion analyses and the significant assumptions underlying the estimated total costs to complete
•
Testing management’s process for developing, revising and applying EAC, evaluating key inputs and assumptions by comparing them to underlying support, including contract documents, rate of cost incurred to date, subcontractor agreements, customer correspondence, documentation related to contractual milestones or other documentation, as applicable, that supports estimated costs
•
Performing a lookback analysis of certain contracts completed during the year ended December 31, 2023 and compared the final estimated costs-at-completion to the estimate of costs throughout the contract life cycle to assess the Company’s ability to develop reasonable estimates

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2000.

Arlington, Virginia

February 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting” (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Arlington, VA

February 28, 2024

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	December 31, 2023	December 31, 2022
ASSETS
Current Assets:
Cash and cash equivalents	$6,361	$11,257
Restricted cash	3,088	1,711
Contract receivables, net	205,484	232,337
Contract assets	201,832	169,088
Prepaid expenses and other assets	28,055	40,709
Income tax receivable	2,337	11,616
Total Current Assets	447,157	466,718
Property and Equipment, net	75,948	85,402
Other Assets:
Goodwill	1,219,476	1,212,898
Other intangible assets, net	94,904	126,537
Operating lease - right-of-use assets	132,807	149,066
Other assets	41,480	51,637
Total Assets	$2,011,772	$2,092,258

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities:
Current portion of long-term debt	$26,000	$23,250
Accounts payable	134,503	135,778
Contract liabilities	21,997	25,773
Operating lease liabilities	20,409	19,305
Finance lease liabilities	2,522	2,381
Accrued salaries and benefits	88,021	85,991
Accrued subcontractors and other direct costs	45,645	45,478
Accrued expenses and other current liabilities	79,129	78,036
Total Current Liabilities	418,226	415,992
Long-term Liabilities:
Long-term debt	404,407	533,084
Operating lease liabilities - non-current	175,460	182,251
Finance lease liabilities - non-current	13,874	16,116
Deferred income taxes	26,175	68,038
Other long-term liabilities	56,045	23,566
Total Liabilities	1,094,187	1,239,047

Commitments and Contingencies (Note 20)

Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 23,982,132 and 23,771,596 shares issued; and 18,845,521 and 18,883,050 shares outstanding at December 31, 2023 and 2022, respectively	24	23
Additional paid-in capital	421,502	401,957
Retained earnings	775,099	703,030
Treasury stock, 5,136,611 and 4,906,209 shares at December 31, 2023 and 2022, respectively	(267,155)	(243,666)
Accumulated other comprehensive loss	(11,885)	(8,133)
Total Stockholders’ Equity	917,585	853,211
Total Liabilities and Stockholders’ Equity	$2,011,772	$2,092,258

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in thousands, except per share amounts)	2023	2022	2021
Revenue	$1,963,238	$1,779,964	$1,553,048
Direct costs	1,265,018	1,134,422	979,570
Operating costs and expenses:
Indirect and selling expenses	505,162	486,863	430,572
Depreciation and amortization	25,277	21,482	19,478
Amortization of intangible assets	35,461	28,435	12,492
Total operating costs and expenses	565,900	536,780	462,542
Operating income	132,320	108,762	110,936
Interest, net	(39,681)	(23,281)	(9,984)
Other income (expense)	3,908	(1,501)	(862)
Income before income taxes	96,547	83,980	100,090
Provision for income taxes	13,935	19,737	28,958
Net income	$82,612	$64,243	$71,132

Earnings per share:
Basic	$4.39	$3.41	$3.77
Diluted	$4.35	$3.38	$3.72

Weighted-average common shares outstanding:
Basic	18,802	18,818	18,868
Diluted	18,994	19,033	19,124

Cash dividends declared per common share	0.56	0.56	0.56

Other comprehensive (loss) income, net of tax	(3,752)	2,902	3,071
Comprehensive income, net of tax	$78,860	$67,145	$74,203

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2021	18,910	$23	$369,058	$588,731	4,395	$(196,745)	$(14,106)	$746,961
Net income	—	—	—	71,132	—	—	—	71,132
Other comprehensive income	—	—	—	—	—	—	3,071	3,071
Equity compensation	—	—	13,230	—	—	—	—	13,230
Exercise of stock options	8	—	233	—	—	—	—	233
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	222	—	2,463	—	—	—	—	2,463
Net payments for stock buybacks	(264)	—	—	—	264	(23,055)	—	(23,055)
Dividends declared	—	—	—	(10,565)	—	—	—	(10,565)
Balance at December 31, 2021	18,876	$23	$384,984	$649,298	$4,659	$(219,800)	$(11,035)	$803,470
Net income	—	—	—	64,243	—	—	—	64,243
Other comprehensive income	—	—	—	—	—	—	2,902	2,902
Equity compensation	—	—	13,171	—	—	—	—	13,171
Exercise of stock options	19	—	602	—	—	—	—	602
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	235	—	3,200	—	—	—	—	3,200
Net payments for stock buybacks	(247)	—	—	—	247	(23,866)	—	(23,866)
Dividends declared	—	—	—	(10,511)	—	—	—	(10,511)
Balance at December 31, 2022	18,883	$23	$401,957	$703,030	4,906	$(243,666)	$(8,133)	$853,211
Net income	—	—	—	82,612	—	—	—	82,612
Other comprehensive loss	—	—	—	—	—	—	(3,752)	(3,752)
Equity compensation	—	—	14,861	—	—	—	—	14,861
Exercise of stock options	8	—	279	—	—	—	—	279
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	185	1	4,405	—	—	—	—	4,406
Net payments for stock buybacks	(230)	—	—	—	230	(23,489)	—	(23,489)
Dividends declared	—	—	—	(10,543)	—	—	—	(10,543)
Balance at December 31, 2023	18,846	$24	$421,502	$775,099	5,136	$(267,155)	$(11,885)	$917,585

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2023	2022	2021
Cash Flows from Operating Activities
Net income	$82,612	$64,243	$71,132
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,164	248	10,912
Deferred income taxes and unrecognized income tax benefits	(17,634)	7,428	8,816
Non-cash equity compensation	14,861	13,171	13,230
Depreciation and amortization	60,738	49,917	31,970
Facilities consolidation reserve	—	(317)	(302)
Amortization of debt issuance costs	1,996	1,305	617
Impairment of long-lived assets	7,666	8,412	7,901
Gain on divestiture of a business	(7,590)	—	—
Other adjustments, net	(1,368)	1,283	1,099
Changes in operating assets and liabilities, net of the effect of acquisitions:
Net contract assets and liabilities	(38,422)	(41,634)	3,069
Contract receivables	20,939	19,732	(19,021)
Prepaid expenses and other assets	18,579	(20,737)	4,529
Operating lease assets and liabilities, net	3,544	(1,466)	(5,481)
Accounts payable	(1,489)	30,003	13,479
Accrued salaries and benefits	2,175	(3,337)	(5,616)
Accrued subcontractors and other direct costs	(269)	6,965	(38,575)
Accrued expenses and other current liabilities	(4,757)	24,742	26,697
Income tax receivable and payable	9,277	(1,526)	(12,802)
Other liabilities	361	3,774	(1,449)
Net Cash Provided by Operating Activities	152,383	162,206	110,205

Cash Flows from Investing Activities
Capital expenditures for property and equipment and capitalized software	(22,337)	(24,475)	(19,932)
Payments for business acquisitions, net of cash acquired	(32,664)	(237,280)	(174,549)
Proceeds from working capital adjustments related to prior business acquisition	—	2,911	—
Proceeds from divestiture of a business	51,328	—	—
Net Cash Used in Investing Activities	(3,673)	(258,844)	(194,481)

Cash Flows from Financing Activities
Advances from working capital facilities	1,245,198	1,583,936	881,037
Payments on working capital facilities	(1,372,474)	(1,446,125)	(773,264)
Proceeds from other short-term borrowings	48,532	—	—
Repayments of other short-term borrowings	(41,653)	—	—
Receipt of restricted contract funds	7,672	15,721	264,214
Payment of restricted contract funds	(8,084)	(25,959)	(319,990)
Debt issuance costs	—	(4,907)	—
Payments of principal portion of finance leases	(2,438)	—	—
Proceeds from exercise of options	279	602	2,848
Dividends paid	(10,537)	(10,547)	(10,565)
Net payments for stockholder issuances and buybacks	(19,083)	(21,218)	(20,040)
Payments on business acquisition liabilities	—	(1,132)	(1,007)
Net Cash (Used in) Provided by Financing Activities	(152,588)	90,371	23,233
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	359	(1,198)	(511)

Decrease in Cash, Cash Equivalents, and Restricted Cash	(3,519)	(7,465)	(61,554)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	12,968	20,433	81,987
Cash, Cash Equivalents, and Restricted Cash, End of Period	$9,449	$12,968	$20,433

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$34,093	$22,782	$10,331
Income taxes	$26,190	$16,476	$34,132
Non-cash investing and financing transactions:
Share repurchases transacted but not settled and paid	$—	$—	$552
Tenant improvements funded by lessor	$568	$20,253	$—
Acquisition of property and equipment through finance lease	$337	$18,319	$—

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

Nature of Operations

The Company provides professional services and technology-based solutions, including management, technology, and policy consulting and implementation services, in the areas of energy, environment, infrastructure, and disaster recovery; health and social programs; security and other civilian & commercial. The Company offers a full range of services to clients throughout the entire life cycle of a policy, program, project, or initiative, from research and analysis, assessment and advice, to design and implementation of programs and technology-based solutions, and the provision of engagement services and programs.

The Company’s major customers are U.S. federal government departments and agencies. The Company also serves U.S. state (including territories) and local government departments and agencies, international governments, and commercial clients worldwide. Commercial clients primarily include airlines, airports, electric and gas utilities, health care companies, banks and other financial services companies. The terms “federal” or “federal government” refer to the U.S. federal government, and “state and local” or “state and local government” refer to U.S. state (including territories) and local governments, unless otherwise indicated.

The Company, incorporated in Delaware, is headquartered in Reston, Virginia. It maintains additional offices throughout the world, including 55 offices in the U.S. and U.S. territories and 15 offices in key markets outside the U.S., including offices in the United Kingdom (“U.K.”), Belgium, India, and Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the consolidated financial statements where estimates may have the most significant effect include contractual and regulatory reserves, valuation and lives of tangible and intangible assets, contingent consideration related to business acquisitions and divestitures, impairment of goodwill and long-lived assets, accrued liabilities, revenue recognition (including estimates of variable considerations in determining the total contract price and allocation of performance obligations), the remaining costs to complete fixed-price contracts, bonus and other incentive compensation, stock-based compensation, reserves for tax benefits and valuation allowances on deferred tax assets, provisions for income taxes, collectability of receivables, and loss accruals for litigation. Actual results experienced by the Company may differ from management’s estimates.

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

The Company evaluates whether two or more agreements should be accounted for as one single contract and whether combined or single agreements should be accounted for as more than one performance obligation. For most contracts, the client requires the Company to perform a number of tasks in providing an integrated output for which the client has contracted, and, hence, contracts of this type are tracked as having only one performance obligation since a substantial part of the Company’s promise is to ensure the individual tasks are incorporated into a combined output in accordance with contract requirements. When contracts have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. The Company generally provides customized solutions in which the pricing is based on specific negotiations with each client, and, in these cases, the Company uses a cost-plus margin approach to estimate the standalone selling price of each performance obligation. Certain contracts contain award fees, incentive fees or other provisions that can either increase or decrease the transaction price. These variable amounts are generally awarded at the completion of a contractually stipulated performance assessment period based on the achievement of performance metrics, program milestones or cost targets, and the amount awarded may be subject to client discretion. Variable consideration is estimated based on the most likely amount. Once the Company selects a method to estimate variable consideration, it applies that method consistently. Estimates of variable consideration will be constrained only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur.

The Company evaluates contractual arrangements to determine whether revenue should be recognized on a gross versus net basis. The Company’s assessment is based on the nature of the contractual obligation to the client. In most cases, the Company itself agrees to provide specified services to the client as a principal and revenue is recognized on a gross basis. In certain instances, the Company acts as an agent and merely arranges for another party to provide services to the client and revenue is recognized on a net basis in reflection of the fact that the Company does not control the goods or services provided to the client by the other party.

Long-term contracts typically contain billing terms that provide for invoicing monthly or upon completion of milestones, and payment on a net 30-day basis. Therefore, the timing of billings and cash receipts may differ from the timing of revenue recognition resulting in either contract assets or contract liabilities. Exceptions to monthly billing terms are to ensure that the Company performs satisfactorily rather than representing a significant financing component. For cost-based contracts, the Company’s performance is evaluated during a contractually-stipulated performance period and, while contract costs may be billed on a monthly basis, the Company is generally permitted to bill for incentive or award fees only after the completion of the performance assessment period, which may occur quarterly, semi-annually or annually, and after the client completes the performance assessment. Fixed-price contracts may provide for milestone billings based on the attainment of specific project objectives rather than for billing on a monthly basis. Moreover, contracts may require retention or hold backs that are paid at the end of the contract to ensure that the Company performs in accordance with requirements. The Company does not assess whether a contract contains a significant financing component if the Company expects, at contract inception, that the period between payment by the client and the transfer of promised services to the client will be one year or less.

The Company generally recognizes revenue over time as control is transferred to a client, based on the extent of progress towards satisfaction of the performance obligation. The selection of the method used to measure progress requires judgment and is dependent, among other factors, on the contract type and the nature of the services provided.

For time-and-materials contracts, the Company uses the right-to-invoice practical expedient to recognize revenue earned based on hours worked in contract performance at negotiated billing rates. Fixed-price level-of-effort contracts are substantially similar to time-and-materials contracts except that the Company is required to deliver a specified level of effort over a stated period of time. For these contracts, the Company determines the revenue earned using contract hours worked at negotiated bill rates as the Company delivers the contractually required workforce.

For cost-based contracts, the Company uses the right-to-invoice practical expedient to recognize revenue based on the amount to which the Company has a contractual right to invoice. For series-services performance obligations, the Company measures progress using either a cost input measure, a time-elapsed output measure, or the right to invoice practical expedient. Award or incentive fees are allocated to the distinct periods in which they relate to and recognized in that period.

For certain fixed-price contracts, the Company uses the percentage-of-completion method to estimate the amount of revenue, based on the ratio of actual costs incurred to total estimated costs, provided that costs incurred (an input method) represents a reasonable measure of progress towards the satisfaction of a performance obligation and transfer of control to the customer. This method provides a faithful depiction of the transfer of value to the client when the Company is satisfying a performance obligation that entails integration of tasks for a combined output, which requires the Company to coordinate the work of employees, subcontractors and delivery of other contract costs. Contract costs that are not reflective of the Company’s progress toward satisfying a performance obligation are not included in the calculation of the measure of progress. When this method is used, the changes in estimated costs to complete the obligations result in adjustments to revenue on a cumulative catch-up basis, which causes the effect of revised estimates for prior periods to be recognized in the current period. Changes in these estimates may routinely occur over contract performance for a variety of reasons, which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in estimated incentive or award fees; or performing better or worse than previously estimated. For fixed-price contracts in which the estimated cost to perform exceeds the consideration to be received, the Company accrues for the entire estimated loss during the period in which the loss is determined by recording additional direct costs.

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

Unfulfilled performance obligations represent amounts expected to be earned on non-cancellable contracts or those that the are cancellable but the Company has determined to have substantive termination penalties, and do not include the value of negotiated, unexercised contract options, which are classified as marketing offers. Indefinite delivery/indefinite quantity and similar arrangements provide a framework for the client to issue specific tasks, delivery or purchase orders in the future and these arrangements are considered marketing offers until a specific order is executed.

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

Cash and Cash Equivalents

The Company considers cash on deposit and any highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents.

Restricted Cash

The Company has restricted cash representing amounts held in escrow accounts and/or not readily available due to contractual restrictions.

Contract receivables, net

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

Goodwill and Indefinite-Lived Assets

Goodwill represents the excess of the purchase consideration over the fair value of net assets of businesses acquired. Goodwill and any intangible assets acquired in a business combination that are deemed to have an indefinite useful life are not amortized, but instead are reviewed for impairment annually, or more frequently if impairment indicators arise. Intangible assets with estimable useful lives are amortized over such lives and reviewed for impairment if impairment indicators arise.

The Company performs its annual goodwill impairment test as of October 1 of each year. As its business is highly integrated and all of its components have similar economic characteristics, the Company has concluded it has one aggregated reporting unit at the consolidated entity level which it perform the assessment at. The Company have the option to perform a qualitative assessment that determines if it is more likely than not that the estimated fair value of goodwill is greater than its carrying value and, if so, the Company may conclude that no impairment exists. If the Company concludes that an impairment exist, a quantitative test is performed by comparing the reporting unit’s fair value to the carrying amount and recognizing the difference as an impairment loss.

Long-Lived Assets

The Company reviews its long-lived assets, including property and equipment, operating lease right-of-use (“ROU”) assets, and definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amounts of the long-lived asset group may not be fully recoverable. If the total of the expected undiscounted future net cash flows is less than the carrying amount of the long-lived asset group being evaluated, a loss is recognized for any excess of the carrying amount over the fair value of the asset group.

During the years ended December 31, 2023, 2022, and 2021, the Company recognized impairment losses of $6.8 million, $8.4 million, and $7.9 million, respectively, related to operating facility lease right-of-use assets and leasehold improvements. During the year ended December 31, 2023, the Company recognized an impairment loss of $0.9 million related to an amortizable customer-related intangible asset from a prior acquisition. The impairment losses were included in indirect and selling expenses on the Company's consolidated statements of comprehensive income.

Leases

The Company leases facilities and property and equipment. The Company determines if an arrangement is a lease at its inception and recognizes a right-of-use asset and lease obligation for all leases greater than twelve months based on the present value of the future minimum lease payments as of the commencement date, excluding any lease incentives and initial costs incurred to obtain the lease. Since most lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate as of the commencement date, based on publicly available yields adjusted for company-specific considerations and terms, in estimating the present value of future payments.

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

Capitalized Software

The Company capitalizes certain costs to develop enhancements and upgrades to internal-use software that are incurred subsequent to the preliminary project stage. Amortization expense is recorded on a straight-line basis over the expected economic life of the software, typically lasting three to five years. As of December 31, 2023, and 2022, capitalized software, net of accumulated amortization, totaled $12.8 million and $19.0 million, respectively, and is included as part of “other assets” on the consolidated balance sheets.

Stock-based Compensation

The Company recognizes stock-based compensation expense to employees and non-employee directors, including grants of stock options, restricted stock awards, restricted stock units (“RSUs”), and cash-settled restricted stock units (“CSRSUs”) on a straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes expense for performance-based share awards (“PSAs”), which have both performance and service conditions, on a straight-line basis over the three-year performance period. Non-employee director awards are granted annually for Board-related services and therefore expensed over the service period.

Stock-based compensation expense is based on the estimated fair value of the instruments on the grant date and the estimated number of shares the Company ultimately expects will vest. The Company estimates the rate of future forfeitures based on factors which include the historical forfeiture experience for each applicable employee class. In addition, the estimation of PSAs that will ultimately vest requires judgment based on the performance and market conditions that will be achieved over the performance period. Changes to these estimates are recorded as a cumulative adjustment in the period estimates are revised.

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

Derivative Instruments

Derivative instruments include interest rate swaps, foreign currency hedges, and forward contracts. Derivative instruments designated as cash flow hedges are recorded on the consolidated balance sheets at fair value as of the reporting date and reclassified to earnings in the period that the hedged instruments affect earnings, and the effective portion of the hedge is recorded in other comprehensive income (loss) (“AOCI”), net of tax, on the consolidated statements of comprehensive income. Management reviews the effectiveness of the hedges on a quarterly basis.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments due to fluctuation in foreign currency exchange rates, the gain on the sale of an interest rate hedge agreement designated as a cash flow hedge, and the changes in fair value of interest rate agreements designated as cash flow hedges, net of taxes. The financial positions and results of operations of the Company’s foreign subsidiaries are based on the local currency as the functional currency and are translated to U.S. dollars for financial reporting purposes. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments are reported in accumulated other comprehensive loss included in stockholders’ equity in the Company’s consolidated balance sheets.

Acquisition-Related Costs

Costs related to acquisitions include professional fees for legal, financial, and other advisory services and are expensed in the period that they are incurred.

Segment, Customer, and Geographic Information

The Company operates in one segment based on the consolidated information used by its chief operating decision-maker, currently the Chief Executive Officer, in evaluating the financial performance of its business and allocating resources. This single segment represents the Company’s core business, which is providing professional services. Although the Company disaggregates its revenue by client markets and client types, the Company does not manage its business or allocate resources based on client market or type.

No customer accounted for 10% or more of the Company’s revenue during the years ended 2023, 2022, and 2021.

The Company provides services to U.S. and international clients, and revenue is attributed to a particular geographic area based on the administrative location of the client that awarded the contract. The Company’s revenue generated from international clients as a percentage of total revenue was approximately 7%, 8%, and 11% for the years 2023, 2022, and 2021, respectively.

At December 31, 2023 and 2022, long-lived assets held internationally were 6% and 7% of total long-lived assets, respectively.

Foreign currency expense, net of impact of hedges, was $1.2 million, $0.2 million, and $0.6 million, for the years ended December 31, 2023, 2022 and 2021, respectively.

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

Certain financial instruments, including cash and cash equivalents, contract receivables, and accounts payable are carried at cost, which, due to their short maturities, approximates their fair values. The carrying value of the Company's long-term debt approximates the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings (Level 2).

Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, derivative financial instruments, and contract receivables.

The Company’s domestic bank accounts are insured up to $250,000 by the Federal Deposit Insurance Corporation. As of December 31, 2023, the Company had $0.3 million in its accounts that exceeded the insured limit. The majority of the Company’s cash transactions are processed through one U.S. commercial bank. Cash held domestically in excess of daily requirements is primarily used to reduce any amounts outstanding under the Company’s Credit Facility.

As of December 31, 2023 and 2022, the Company held approximately $8.5 million and $8.4 million, respectively, of cash and restricted cash in foreign bank accounts.

The Company enters into derivative financial instruments with financial institutions that meet certain credit guidelines and limits its risks by continuously monitoring the credit rating of the institutions.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

Reference Rate Reform

In March 2020, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard is intended to provide temporary optional expedients and exceptions to the U.S. GAAP guidance on contract modifications and hedge accounting to ease accounting and financial reporting burdens related to the expected market transition from the London Interbank Offered Rate (“LIBOR”) and other interbank offered rates to alternative reference rates. The provisions of this ASU are elective and apply to all entities, subject to meeting certain criteria, that have debt or hedging contracts, among other contracts, that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. Entities can elect to not apply certain modification accounting requirements to contracts affected by reference rate reform if certain criteria are met. Also, entities can elect various optional expedients that would allow them to continue to apply hedge accounting for hedging relationships affected by reference rate reform if certain criteria are met. This guidance was effective beginning on March 12, 2020 and entities may elect to apply the amendments prospectively through December 31, 2022, the sunset date. In December 2022, the FASB issued ASU 2022-06 Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848 which extended the sunset date from December 31, 2022 to December 31, 2024.

The Company completed its adoption of the provisions of ASU 2020-04 during the second quarter of 2023 upon amendment of its last interest rate swap from LIBOR-based to SOFR-based pricing. The adoption did not have a material impact on the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

Segment Reporting

In November 2023, the FASB issued ASU 2023-07: Improvements to Reportable Segment Disclosures, that required additional segment disclosures for public entities currently required under the Segment Reporting (Topic 280) of the Accounting Standards Codification (“ASC”). ASU 2023-07 enhances the current segment reporting disclosures of Topic 280 by requiring significant segment expenses that are regularly provided to the Chief Operating Decision Maker (the “CODM”), the amount and description of other segment items, and interim disclosures of reportable segment's profit or loss and assets. ASU 2023-07 also requires public entities that have a single reportable segment to provide all the disclosures required in Topic 280, as amended. The ASU is effective for the Company for the 2024 fiscal year and interim periods within the 2025 fiscal year on a retrospective basis, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 but does not expect the adoption to have a material impact, if any, on the consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, that require greater disaggregation of income tax rate and amounts paid by entities. ASU 2023-09 specifically requires all entities to disclose, on an annual basis, disaggregated domestic and foreign pre-tax income or loss from continuing operations and the disaggregated income tax expense or benefit by federal, state, and foreign components, and a tabular rate reconciliation, using both percentages and reporting currency amounts, of eight specific categories as well as any individual reconciling items that are equal to or greater than 5% of a threshold computed by multiplying pretax income or loss from continuing operations by the applicable federal rate. Additionally, the amendments also require disclosure of income taxes paid disaggregated by federal, state, and foreign jurisdictions as well as any individual jurisdictions over 5% of the total income taxes paid. ASU 2023-09 is effective for the Company for the 2025 fiscal year, with early adoption permitted. The amendments may be adopted on a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2023-09 but does not expect the adoption to have a material impact, if any, on the consolidated financial statements.

NOTE 3 - RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets at December 31, 2023 and 2022 to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the years ended December 31, 2023, 2022, and 2021:

	2023		2022		2021
	Beginning	Ending	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$11,257	$6,361	$8,254	$11,257	$13,841	$8,254
Restricted cash (1)	1,711	3,088	12,179	1,711	68,146	12,179
Total cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$12,968	$9,449	$20,433	$12,968	$81,987	$20,433

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

NOTE 4 - CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following as of December 31:

	2023	2022
Billed and billable	$210,919	$238,449
Allowance for expected credit losses	(5,435)	(6,112)
Contract receivables, net	$205,484	$232,337

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

During the years ended December 31, 2023 and 2022, the Company received $309.4 million and $10.0 million under the MRPA, of which $28.7 million and $6.2 million, respectively, was collected but not remitted to MUFG. For the years ended December 31, 2023 and 2022, the discount on the sale of receivables under the MRPA totaled $1.1 million and less than $0.1 million, respectively, and is included as part of “indirect and selling expenses” on the consolidated statements of comprehensive income.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2023	2022
Leasehold improvements	$54,398	$58,131
Software	16,897	17,926
Furniture and office equipment	29,773	28,800
Computer equipment	44,661	45,541
	145,729	150,398
Accumulated depreciation and amortization	(69,781)	(64,996)
Total property and equipment, net	$75,948	$85,402

Depreciation and amortization expense for the years ended December 31, 2023, 2022, and 2021 totaled $25.3 million, $21.5 million, and $19.5 million, respectively.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2023	2022
Balance as of January 1, 2023	$1,212,898	$1,046,760
Add: Goodwill resulting from business combinations	21,133	171,415
Less: Goodwill resulting from business divestitures	(16,921)	—
Effect of foreign currency translation	2,366	(5,277)
Balance as of December 31, 2023	$1,219,476	$1,212,898

See “Note 16 – Acquisitions and Divestitures” for the details of the business combination and divestiture resulting in the changes in goodwill.

Other Intangible Assets

Intangible assets with definite lives are primarily amortized over periods ranging from approximately 1 to 9 years. The weighted-average period of amortization for all intangible assets, calculated as of December 31, 2023, is 5.7 years. The customer-related intangible assets, which consist of customer contracts, backlog, and non-contractual customer relationships, are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The weighted-average period of amortization of the customer-related intangibles calculated as of December 31, 2023 is 5.7 years. Intangible assets related to developed technology are being amortized on an accelerated basis over a weighted-average period, calculated as of December 31, 2023, of 9.6 years. Intangible assets with an indefinite life consist of a domain name.

Other intangibles consisted of the following at December 31:

	2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$185,723	$(93,911)	$91,812
Developed technology	3,902	(904)	2,998
Trade name	1,280	(1,280)	—
Total amortizable intangible assets	190,905	(96,095)	94,810
Intangible with indefinite life	94	—	94
Total other intangible assets	$190,999	$(96,095)	$94,904

	2022
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$240,591	$(118,412)	$122,179
Developed technology	4,480	(512)	3,968
Trade name	1,180	(884)	296
Total amortizable intangible assets	246,251	(119,808)	126,443
Intangible with indefinite life	94	—	94
Total other intangible assets	$246,345	$(119,808)	$126,537

Aggregate amortization expense for the years ended December 31, 2023, 2022, and 2021, was approximately $35.5 million, $28.4 million, and $12.5 million, respectively. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2024	$32,992
2025	32,074
2026	18,533
2027	3,407
2028	2,047
Thereafter	5,757
Total	$94,810

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

The Company’s lease cost is recognized on a straight-line basis over the lease term and is primarily included within indirect and selling expenses on the consolidated statements of comprehensive income. Lease cost consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Operating lease cost	$25,037	$37,889	$35,469
Finance lease cost - amortization of right-of-use assets	2,040	598	—
Finance lease cost - interest	602	179	—
Short-term lease cost	669	509	453
Variable lease cost	222	146	43
Sublease income	(28)	(92)	—
Total lease cost	$28,542	$39,229	$35,965

Future minimum lease payments under non-cancellable operating and finance leases as of December 31, 2023 were as follows:

	Operating	Finance
December 31, 2024	$25,419	$3,041
December 31, 2025	26,621	3,041
December 31, 2026	22,899	3,041
December 31, 2027	18,578	3,041
December 31, 2028	15,926	2,985
Thereafter	131,690	2,966
Total future minimum lease payments	241,133	18,115
Less: Interest	(45,264)	(1,719)
Total	$195,869	$16,396

Other information related to operating and finance leases is as follows:

	Year Ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$20,368	$40,123
Right-of-use assets obtained in exchange for new operating lease liabilities	$18,590	$13,906
Property and equipment obtained in exchange for finance lease liabilities	$338	18,319
Weighted-average remaining lease term - operating leases
Operating leases	11.6	11.7
Finance leases	6.0	7.0
Weighted-average discount rate - operating leases
Operating leases	3.6%	3.3%
Finance leases	3.4%	3.4%

The change in operating lease right-of-use assets and lease liabilities are presented within cash flows from operating activities on the consolidated statements of cash flows.

During the years ended December 31, 2023 and 2022, the Company ceased use of office facilities and recorded impairment of $6.8 million and $8.4 million, respectively, related to operating lease right-of-use asset and leasehold improvement, and accrued other future lease-related expenses of $3.2 million and $4.9 million, respectively. The amounts are included as part of indirect and selling expenses on the Company's consolidated statements of comprehensive income.

NOTE 8 - ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2023	2022
Bonuses, liability-classified awards, and commissions	$27,371	$26,930
Salaries	32,604	31,142
Paid time off and leave	16,415	16,144
Medical	5,685	5,833
Payroll taxes and withholdings	976	1,363
Other	4,970	4,579
Total accrued salaries and benefits	$88,021	$85,991

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

	2023	2022
Deposits	$20,246	$32,384
Restricted contract funds	2,036	1,701
IT and software licensing costs	583	1,609
Taxes and insurance premiums	7,010	6,633
Facilities rental and lease exit costs	2,754	2,043
Interest	3,218	363
Professional services	1,943	3,617
Dividends	2,636	2,631
Cash collected not yet remitted to purchaser of billed receivables	28,675	6,164
Other accrued expenses and current liabilities	10,028	20,891
Total accrued expenses and other current liabilities	$79,129	$78,036

NOTE 10 - LONG-TERM DEBT

On May 6, 2022, the Company entered into the Restated Credit Agreement with a group of lenders with (a) PNC Bank, National Association as the Administrative Agent and (b) PNC Capital Markets LLC, BOFA Securities, Inc., TD Securities (USA) LLC, Wells Fargo Securities, LLC and Citizens Bank, N.A., as joint lead arrangers. The various facilities under the Restated Credit Agreement are referred to as the “Credit Facility”. The Restated Credit Agreement amended and restated the Company’s prior credit agreement (the “Existing Credit Agreement”) to, among other things: (a) maintain the existing $600 million revolving credit facility (together and inclusive of a $75 million swing line sublimit and $100 million sublimit for letters of credit); (b) increase the existing term loan facility from $200 million to $300 million; (c) provide for a new delayed draw term loan facility of $400 million; (d) maintain the existing incremental credit facility to make, subject to approval of the lenders making such loans, incremental term or revolving credit loan(s) in the aggregate principal amount of not more than $300 million; (e) increase the maximum Consolidated Leverage Ratio (as such term is defined in the Restated Credit Agreement) from 4.00 to 1.00 to 4.50 to 1.00 (with temporary increases to 5.00 to 1.00 for the three fiscal quarters following a “Material Permitted Acquisition”, as such term is defined in the Restated Credit Agreement); (f) maintain the minimum Consolidated Interest Coverage Ratio (as such term is defined in the Restated Credit Agreement) of 3.00 to 1.00; (g) increase the foreign currency debt limit in Euro and Sterling Pounds from $30 million equivalent to $200 million equivalent; (h) modify LIBOR based interest pricing conventions with SOFR based interest pricing conventions; (i) extend the maturity date of the Credit Facility until May 6, 2027; (j) incorporate various provisions and conventions encouraged by the Loan Syndication and Trade Association; and (k) modify certain definitions and certain covenants.

Under the Restated Credit Agreement, the Company may, at its discretion, borrow funds under the Credit Facility at interest rates based on both term SOFR (i.e., 1, 3, or 6-month rates) and the Base Rate (as defined herein), plus their applicable margins. The Base Rate is a fluctuating rate of interest equal to the highest of (a) the Overnight Bank Funding Rate (as defined in the Restated Credit Agreement), plus 0.5%, (b) the Prime Rate (as defined in the Restated Credit Agreement) and (c) the Daily Simple SOFR Rate (as defined in the Restated Credit Agreement) plus 1%, all as then adjusted to include the Applicable Margin (as defined in the Restated Credit Agreement) as then in effect (and as determined pursuant to the then-current Consolidated Leverage Ratio). For the years ended December 31, 2023 and 2022, the average interest rate on borrowings under the Credit Facility was 6.7% and 3.3%, respectively. Inclusive of the impact of floating-to-fixed interest rate swaps (see “Note 12 – Derivative Instruments and Hedging Activities”), the average interest rate was 5.6% and 3.7% for the years ended December 31, 2023 and 2022, respectively.

The Credit Facility is collateralized by substantially all the assets of the Company and its material domestic subsidiaries and requires that the Company remain in compliance with certain financial and non-financial covenants including, but not limited to the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio. As of December 31, 2023, the Company was in compliance with its covenants. The Credit Facility also includes other terms and conditions, covenants, and other provisions of the Restated Credit Agreement that are materially consistent with the Existing Credit Agreement.

As of December 31, 2023, the Company had $430.4 million (net of unamortized debt issuance costs) of long-term debt outstanding from the Credit Facility, unused delayed draw term loan facility of $180.0 million (available through January 5, 2024), and unused borrowing capacity of $591.9 million from the available $600.0 million revolving line of credit under the Credit Facility. The unused borrowing capacity is inclusive of five outstanding letters of credit totaling $1.8 million. Considering the financial, performance-based limitations, available borrowing capacity was $575.5 million as of December 31, 2023.

As of December 31, 2023 and 2022, long-term debt consisted of the following:

	December 31, 2023		December 31, 2022
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$207,750		$288,750
Delayed-Draw Term Loan		220,000		220,000
Revolving Credit		6,340		52,616
Total before debt issuance costs	6.7%	434,090	3.3%	561,366
Unamortized debt issuance costs		(3,683)		(5,032)
		$430,407		$556,334

Current portion of long-term debt		$26,000		$23,250
Long-term debt - non-current		404,407		533,084
Total		$430,407		$556,334

Future scheduled repayments of debt principal are as follows:

Payments due by	Term Loan	Delayed-Draw Term Loan	Revolving Credit	Total
December 31, 2024	$15,000	$11,000	$—	$26,000
December 31, 2025	20,625	15,125	—	35,750
December 31, 2026	22,500	16,500	—	39,000
December 31, 2027	149,625	177,375	6,340	333,340
Total	$207,750	$220,000	$6,340	$434,090

Debt Issuance Cost

The Company’s debt issuance costs are amortized over the term of indebtedness. The balance of net debt issuance costs at December 31, 2023 and 2022 were $3.7 million and $5.0 million, respectively. Amortization of debt issuance costs totaling $2.0 million, $1.3 million, and $0.6 million was recorded for each of the years ended December 31, 2023, 2022, and 2021, respectively, and was included as part of interest expense.

NOTE 11 – REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients into categories that depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic and business factors. Those categories are client market, client type, and contract mix.

Client markets provide insight into the breadth of the Company’s expertise. In classifying revenue by client market, the Company attributes revenue from a client to the market that the Company believes is the client’s primary market. The Company also classifies revenue by the type of client for which it does business, which is an indicator of the diversity of its client base. The Company attributes revenue generated as a subcontractor to the market or type of the ultimate client. Disaggregation by contract mix provides insight in terms of the degree of performance risk that the Company has assumed. Fixed-price contracts are considered to provide the highest amount of performance risk as the Company is required to deliver a scope of work or level of effort for a negotiated fixed price. Time-and-materials contracts require the Company to provide skilled employees for negotiated fixed hourly rates. Since the Company is not required to deliver a scope of work, but merely skilled employees, it considers these contracts to be less risky than a fixed-price agreement. Cost-based contracts are considered to provide the lowest amount of performance risk since the Company is generally reimbursed for all contract costs incurred in performance of contract deliverables with only the amount of incentive or award fees (if applicable) dependent on the achievement of negotiated performance requirements.

The Company's revenue by client markets, type, and contract mix are in the following tables. Certain immaterial revenue amounts in the prior years have been reclassified due to minor adjustments and reclassification.

	Year ended December 31,
	2023	2022	2021
Client Markets:
Energy, environment, infrastructure, and disaster recovery	$806,482	$714,628	$693,572
Health and social programs	814,454	704,465	563,590
Security and other civilian & commercial	342,302	360,871	295,886
Total	$1,963,238	$1,779,964	$1,553,048

	Year ended December 31,
	2023	2022	2021
Client Type:
U.S. federal government	$1,084,043	$980,746	$735,032
U.S. state and local government	308,134	259,764	235,416
International government	103,399	103,609	139,229
Total Government	1,495,576	1,344,119	1,109,677
Commercial	467,662	435,845	443,371
Total	$1,963,238	$1,779,964	$1,553,048

	Year ended December 31,
	2023	2022	2021
Contract Mix:
Time-and-materials	$812,430	$713,693	$633,135
Fixed-price	885,465	802,568	645,809
Cost-based	265,343	263,703	274,104
Total	$1,963,238	$1,779,964	$1,553,048

Contract Assets and Liabilities:

Contract assets consist of unbilled receivables on contracts where revenue recognized exceeds the amount billed. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts.

The following table summarizes the contract balances as of December 31, 2023 and December 31, 2022:

	December 31, 2023	December 31, 2022	Change
Contract assets	$201,832	$169,088	$32,744
Contract liabilities	(21,997)	(25,773)	3,776
Net contract assets (liabilities)	$179,835	$143,315	$36,520

The net contract assets (liabilities) as of December 31, 2023 increased by $36.5 million as compared to December 31, 2022, primarily due to the timing difference between the performance of services and billings to and payments from customers. There were no material changes to contract balances due to impairments or credit losses during the period. During the years ended December 31, 2023 and 2022, the Company recognized $17.8 million and $27.4 million in revenue related to the contract liabilities balance at December 31, 2022 and 2021, respectively.

Unfulfilled Performance Obligations:

The Company had $1.4 billion in remaining unfulfilled performance obligations (“UPO”) as of December 31, 2023. The Company expects to recognize the remaining UPO as revenue of approximately 57% by December 31, 2024, 77% by December 31, 2025, and the remaining thereafter.

NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate swap agreements (the “Swaps”) to manage its variable interest rate risk associated with its borrowings under the Credit Facility. The Company does not use such instruments for speculative or trading purposes.

At December 31, 2023, the Company had floating-to-fixed interest rate swaps for an aggregate notional amount of $275.0 million, of which $100.0 million will mature on February 28, 2025, $75.0 million will mature on February 28, 2028, and $100.0 million will mature on June 27, 2028. The Company has designated the Swaps as cash flow hedges.

For the years ended December 31, 2023 and 2022, the effect of the Swaps on the Company’s financial statements are as follows:

Cash Flow Hedging Derivatives	Total Gain (Loss) Recorded to AOCI		Amount of (Gain) or Loss Reclassified from AOCI into Income
	Year Ended December 31,
	2023	2022	2023	2022
Interest Rate Swaps	$(45)	$11,445	$(6,982)	$(248)

As of December 31, 2023, the net amount of realized losses from the hedge agreements expected to be reclassified from AOCI into earnings within the next twelve months is $4.8 million.

NOTE 13 - INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows for the years ended December 31:

	2023	2022	2021
Domestic	$83,742	$80,372	$97,884
Foreign	12,805	3,608	2,206
Income before income taxes	$96,547	$83,980	$100,090

Income tax expense consisted of the following for the years ended December 31:

	2023	2022	2021
Current:
Federal	$28,108	$8,413	$15,961
State	10,380	2,686	3,494
Foreign	2,247	1,661	687
Total current	40,735	12,760	20,142
Deferred:
Federal	(20,279)	4,264	4,724
State	(6,915)	3,607	4,395
Foreign	394	(894)	(303)
Total deferred	(26,800)	6,977	8,816
Income tax expense	$13,935	$19,737	$28,958

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.

Deferred tax assets (liabilities) consisted of the following at December 31:

	2023	2022
Deferred Tax Assets
Allowance for expected credit losses	$1,213	$1,404
Accrued paid time off	3,039	2,801
Foreign net operating loss carryforward	—	229
State net operating loss carryforward	500	502
Stock-based compensation	5,523	1,586
Deferred compensation	5,765	4,692
Foreign tax credits	8,035	7,236
Federal and state tax credits	686	384
Foreign exchange	3,591	4,532
Foreign deferred	441	875
Accrued bonus	5,830	5,696
Capital loss	1,054	—
Facilities impairment	3,092	2,650
Capitalized research expenses	47,019	990
Accrued liabilities and other	2,682	5,523
Lease liabilities	58,538	56,695
	147,008	95,795
Less: Valuation Allowance	(9,021)	(7,607)
Total Deferred Tax Assets	137,987	88,188

Deferred Tax Liabilities
Retention	—	(407)
Prepaid expenses	—	(366)
Payroll taxes	(725)	(697)
Unbilled revenue	(284)	(409)
Depreciation	(2,128)	(270)
Amortization	(107,201)	(99,045)
Deferred gain and other	(2,202)	(2,561)
Lease assets - Right-of-Use	(51,622)	(52,471)
Total Deferred Tax Liabilities	(164,162)	(156,226)
Total Net Deferred Tax Liability	$(26,175)	$(68,038)

The Company measures certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 27.0%.

On December 20, 2017, the U.S. Congress passed the Tax Cuts and Job Act of 2017 (the “TCJA”) which was signed into law on December 22, 2017, and was generally effective beginning January 1, 2018. The TCJA changed the provision for deduction of allowable research and development costs under the Internal Revenue Code (the “IRC”). Effective for tax years beginning after January 1, 2022, research and development costs are required to be capitalized and amortized over a period of five years for domestic and fifteen years for foreign research and development for income tax purposes. As a result of the capitalization, the Company recognized an increase of $28.1 million in deferred tax asset for the year ended December 31, 2023.

As of December 31, 2023, the cumulative foreign tax credit carryforward balance increased by approximately $0.8 million and the valuation allowance required increased by approximately $0.8 million. No additional income taxes have been provided for on any remaining undistributed foreign earnings not subject to the transition tax. No additional deferred income taxes have been provided for the $4.9 million of additional unfavorable outside basis differences inherent in these foreign entities as of December 31, 2023 because these amounts continue to be permanently reinvested in foreign operations.

As of December 31, 2023, the Company has net operating loss (“NOL”) carryforwards for state income tax purposes of approximately $6.5 million, which expire in 2034. The Company acquired these NOLs as a result of its purchase of a business in November 2014. IRC Section 382 imposes an annual limitation on the use of a corporation’s NOLs, tax credits and other carryovers after an “ownership change” occurs. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs and credits. In general, the annual limitation is determined by multiplying the value of the corporation’s stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused portion of the annual limitation is available for use in future years until such NOLs are scheduled to expire (in general, NOLs may be carried forward 15 to 20 years). The Company established a valuation allowance of approximately $0.5 million against the portion of the deferred tax asset which it is more-likely-than-not that it will not be recoverable (e.g. expiration of the statute of limitations, etc.)

As of December 31, 2023, the Company had gross federal and state income tax credit carryforwards of approximately $0.7 million, which expire between 2024 and 2034. A deferred tax asset of approximately $0.7 million, net of federal benefit, has been established related to these state income tax credit carryforwards as of December 31, 2023.

The need to establish valuation allowances for deferred assets is based on a more-likely-than-not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration has been given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives. The Company concluded that a valuation allowance of $0.5 million was required for tax attributes related to specified state jurisdictions and an additional $8.0 million valuation allowance is required against our U.S. foreign tax credit carryforwards.

The total amount of unrecognized tax benefits as of December 31, 2023 and 2022 was $24.1 million and $0.1 million, respectively, which includes $9.0 million and $0.1 million, respectively, of tax positions that, if recognized, would impact the effective rate. The unrecognized tax benefits and the related accrued interest are part of other long-term liabilities on the Company’s consolidated balance sheets.

The components of unrecognized tax benefits, excluding penalty and interest, are as follows at December 31:

	2023	2022
U.S. transfer pricing	$145	$145
India transfer pricing	164	—
Section 41 tax credit	8,736	—
Section 174 expense capitalization	15,086
Total	$24,131	$145

The unrecognized tax benefit reconciliation, excluding penalty and interest, is as follows:

Unrecognized tax benefits at January 1, 2021	$811
Decrease attributable to tax positions taken during the current period	(361)
Unrecognized tax benefits at December 31, 2021	450
Decrease attributable to tax positions taken during the current period	(305)
Unrecognized tax benefits at December 31, 2022	145
Increase attributable to tax positions taken during a prior period	19,845
Increase attributable to tax positions taken during the current period	4,141
Unrecognized tax benefits at December 31, 2023	24,131

The Company’s 2020 through 2022 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state and foreign tax jurisdictions are also either currently under examination or remain open under the statutes of limitation and subject to examination for the tax years from 2019 to 2022.

Although the Company believes it has adequately provided for all uncertain tax positions, amounts asserted by taxing authorities could be greater than the Company’s accrued position. Accordingly, additional provisions on federal, state, and foreign income tax related matters could be recorded in the future as revised estimates are made or the underlying matters are effectively settled or otherwise resolved. Conversely, the Company could settle positions with the tax authorities for amounts lower than have been accrued. The Company believes it is reasonably possible that, during the next 12 months, the Company’s liability for uncertain tax positions may not change.

The Company’s provision for income taxes differs from the federal statutory rate. The differences between the statutory rate and the Company’s provision are as follows for the years ended December 31:

	2023	2022	2021
Taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.0%	5.8%	5.6%
Foreign tax rate differential	(0.2)%	0.1%	0.1%
Executive compensation	1.7%	2.2%	2.1%
Other permanent differences	(0.3)%	2.0%	(0.4)%
Global intangible low-taxed income (GILTI)	0.3%	—	—
Prior year tax adjustments	(6.4)%	(1.1)%	1.5%
Deferred impact of state rate change	0.5%	0.6%	—
Worthless stock deduction	(5.1)%	(4.6)%	—
Unrecognized tax benefits	9.0%	(0.4)%	(0.5)%
Capital loss	(3.8)%	—	—
Valuation allowance	2.0%	0.7%	1.3%
Equity-based compensation	(1.1)%	(1.3)%	(1.0)%
Tax credits	(9.2)%	(1.5)%	(0.8)%
Taxes at effective rate	14.4%	23.5%	28.9%

During 2023, the Company restructured the ownership of its Canadian entities for tax purposes resulting in a 3.8% decrease in the Company’s effective income tax rate for the year ended December 31, 2023.

During 2023, the Company liquidated one of its U.K. subsidiaries as part of the wind-down of its commercial marketing business resulting in a reduction in the Company’s effective income tax rate of 5.1% for the year ended December 31, 2023.

During 2023, the Company completed its annual true-up of the prior year income tax provision in connection with the filing of its U.S. federal & state income tax returns. As a result of that process, the Company recorded a change in the estimate of certain tax credits it is eligible to claim with its income tax return filings that resulted in a 7.0% decrease in the Company’s effective income tax rate for the year ended December 31, 2023.

NOTE 14 - ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

Accumulated other comprehensive (loss) income included the following:

	Foreign Currency Translation Adjustments	Gain on Sale of Interest Rate Hedge Agreement (1)	Changes in Fair Value of Interest Rate Hedge Agreements (2)(5)	Total
Accumulated other comprehensive (loss) income at January 1, 2021	$(7,210)	$1,096	$(7,992)	$(14,106)
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(1,676)	—	3,285	1,609
Amounts reclassified from accumulated other comprehensive (loss) income	—	(720)	3,728	3,008
Effect of taxes (3)	127	193	(1,866)	(1,546)
Total current period other comprehensive income (loss)	(1,549)	(527)	5,147	3,071
Accumulated other comprehensive (loss) income at December 31, 2021	(8,759)	569	(2,845)	(11,035)
Current period other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	(9,259)	—	11,445	2,186
Amounts reclassified from accumulated other comprehensive (loss) income	—	(720)	472	(248)
Effect of taxes (3)	3,962	192	(3,190)	964
Total current period other comprehensive income (loss)	(5,297)	(528)	8,727	2,902
Accumulated other comprehensive (loss) income at December 31, 2022	(14,056)	41	5,882	(8,133)
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	4,158	—	(45)	4,113
Amounts reclassified from accumulated other comprehensive (loss) income (4)	—	(60)	(6,922)	(6,982)
Effect of taxes (3)	(2,797)	19	1,895	(883)
Total current period other comprehensive income (loss)	1,361	(41)	(5,072)	(3,752)
Accumulated other comprehensive (loss) income at December 31, 2023	$(12,695)	$—	$810	$(11,885)

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
(2)
Represents the change in fair value of interest rate hedge agreements designated as a cash flow hedges. The fair value of the interest rate hedge agreements was recorded in other comprehensive income, net of tax, and will be reclassified to earnings when earnings are impacted by the hedged items, as interest payments are made on the Credit Facility from through June 27, 2028. See additional details of the hedge agreements in Note 12 - Derivative Instruments and Hedging Activities.
(3)
The Company’s effective tax rate for the years ended December 31, 2023, 2022, and 2021 was 14.4%, 23.5%, and 28.9%, respectively.
(4)
The Company expects to reclassify $4.8 million in unrealized gains related to the Change in Fair Value of Interest Rate Hedge Agreement from accumulated other comprehensive loss into earnings during the next 12 months.
(5)
The fair value of the interest rate hedge agreements is included in other current and other long-term assets and liabilities on the consolidated balance sheets. See “Note 19 - Fair Value” for additional details.

NOTE 15 - ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock Incentive Plans

On April 4, 2018, the Board approved the 2018 Omnibus Incentive Plan (the “2018 Omnibus Plan”), which was subsequently approved by the stockholders and became effective on May 31, 2018 (the “Effective Date”). The 2018 Omnibus Plan replaced the previous 2010 Omnibus Incentive Plan (the “Prior Plan”). The 2018 Omnibus Plan was amended on May 28, 2020 to increase the number of shares available for issuance.

On June 1, 2023, the Company’s stockholders approved an amendment and restatement of the 2018 Omnibus Plan (the “2018 A&R Omnibus Plan”) which further increased the number of shares available for issuance, incorporated compensation recovery provisions consistent with new SEC and NASDAQ requirements and made certain other clarifying changes.

The A&R 2018 Omnibus Plan, as amended, allows the Company to grant up to 2,050,000 shares using stock options, stock appreciation rights, restricted stock, RSUs, performance units and PSAs, cash-based awards, and other stock-based awards to all key officers, key employees, and non-employee directors of the Company. Outstanding shares granted under the Prior Plan, totaling 2,631, as of December 31, 2023, remain subject to its terms and conditions, and additional awards from the Prior Plan are prohibited after the Effective Date. As of December 31, 2023, the Company had approximately 1,119,446 shares available for grant under the A&R 2018 Omnibus Plan. CSRSUs have no impact on the shares available for grant under the A&R 2018 Omnibus Plan, nor on the calculated shares used in earnings per share (“EPS”) calculations.

Stock-based compensation expense is included as part of direct costs and indirect and selling expenses on the consolidated statements of comprehensive income. The total stock-based compensation expense for the years ended December 31, 2023, 2022, and 2021, the unrecognized compensation expense at December 31, 2023, and the weighted-average period to recognize the remaining unrecognized shares are as follows:

	Stock-Based Compensation Expense
	Recognized as of December 31,			Unrecognized as of December 31,
	2023	2022	2021	2023	Weighted Average Period to Recognize (years)
Restricted Stock Units	$9,413	$9,300	$8,563	$13,517	1.7
Cash-Settled Restricted Stock Units	8,061	5,709	8,251	11,558	1.7
Non-Employee Director Awards	1,029	1,087	937	481	0.4
Performance Shares	4,416	2,784	3,731	4,351	1.5
Total	$22,919	$18,880	$21,482	$29,907

The assumptions of employment termination forfeiture rates used in the determination of fair value of stock awards during the 2023 calendar year were based on the Company’s historical average of actual forfeitures from the previous 10 years preceding the reporting period. The expected annualized forfeiture rates used during the 2023 calendar year varied from 0% to 21.59%.

Stock Options

Stock options are granted with an exercise price equal to the market value of the Company’s common stock on the date of grant. There were no stock options granted during 2023, 2022, and 2021.

The following table summarizes the changes in outstanding stock options:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at January 1, 2021	38,227	$31.93
Exercised	(8,535)	$27.17
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2021	29,692	$33.30
Exercised	(18,807)	$32.04
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2022	10,885	$35.49
Exercised	(8,254)	$33.84
Granted	—	$—
Forfeited/Expired	—	$—
Outstanding at December 31, 2023	2,631	$40.68	$246
Vested plus expected to vest at December 31, 2023	2,631	$40.68	$246
Exercisable at December 31, 2023	2,631	$40.68	$246

The aggregate intrinsic value is based on the Company’s closing stock price of $134.09 as of December 31, 2023. The total intrinsic value of options exercised was $0.9 million, $1.9 million, and $0.8 million for the years ended December 31, 2023, 2022, and 2021, respectively. All options have vested as of December 31, 2023, and the weighted-average remaining contractual term for options vested and exercisable was 0.2 years.

Information regarding stock options outstanding as of December 31, 2023 is summarized below:

	OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Range of Exercise Prices	Number Outstanding As of December 31, 2023	Weighted Average Remaining Contractual Term	Weighted Average Exercise Price	Number Exercisable As of December 31, 2023	Weighted Average Exercise Price
$40.68 to $40.68	2,631	0.2	$40.68	2,631	$40.68

Restricted Stock Units

RSUs generally have a vesting term of three years. On vesting the employee is issued one share of stock for each RSU awarded. The fair value of shares vested was $7.3 million, $10.8 million, and $7.9 million for the years ended December 31, 2023, 2022, and 2021, respectively.

A summary of the Company’s RSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2021	305,399	$66.51
Granted	132,757	$95.68
Vested	(119,203)	$66.46
Cancelled	(15,117)	$68.53
Non-vested RSUs at December 31, 2021	303,836	$79.17
Granted	148,361	$93.70
Vested	(140,666)	$76.53
Cancelled	(26,705)	$77.16
Non-vested RSUs at December 31, 2022	284,826	$88.23
Granted	89,388	$110.80
Vested	(93,881)	$78.05
Cancelled	(21,815)	$94.01
Non-vested RSUs at December 31, 2023	258,518	$99.25	$34,665
RSUs expected to vest in the future	230,953	$98.82	$30,968

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $134.09 per share as of December 31, 2023.

Cash-Settled Restricted Stock Units

CSRSUs generally have a vesting term of three years. The fair value of CSRSUs vested and settled in cash for the years ended December 31, 2023, 2022, and 2021 was $7.9 million, $6.6 million and $8.7 million, respectively. A summary of the Company’s CSRSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested CSRSUs at January 1, 2021	241,481	$65.06
Granted	52,246	$89.51
Vested	(104,272)	$63.96
Cancelled	(23,195)	$69.68
Non-vested CSRSUs at December 31, 2021	166,260	$72.79
Granted	115,024	$97.88
Vested	(75,566)	$73.20
Cancelled	(17,299)	$80.02
Non-vested CSRSUs at December 31, 2022	188,419	$87.28
Granted	70,742	$110.65
Vested	(81,537)	$76.26
Cancelled	(19,040)	$91.94
Non-vested CSRSUs at December 31, 2023	158,584	$102.82	$21,264
CSRSUs expected to vest in the future	134,808	$102.31	$18,076

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $134.09 per share as of December 31, 2023.

Non-Employee Director Awards

The Company grants awards of registered shares to its non-employee directors on an annual basis under the A&R Omnibus Plan. A summary of the non-employee director awards is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2021	6,510	$64.47
Granted	11,186	$90.73
Vested	(12,110)	$76.61
Cancelled	—	$—
Non-vested RSUs at December 31, 2021	5,586	$90.73
Granted	11,399	$95.35
Vested	(11,637)	$93.39
Cancelled	—	$—
Non-vested RSUs at December 31, 2022	5,348	$94.79
Granted	8,211	$127.81
Vested	(9,457)	$109.14
Cancelled	—	$—
Non-vested RSUs at December 31, 2023	4,102	$127.81	$550
RSUs expected to vest in the future	4,102	$127.81	$550

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $134.09 per share as of December 31, 2023.

Performance Share Awards

In 2015, the Board approved a performance-based share program (the “Program”) that provides for the issuance of PSAs to its senior management. Under the Program, the number of PSAs that the participant will receive depends on the Company’s achievement of two performance goals during two performance periods. The performance goals under the Program are based on (i) the Company’s compounded annual growth rate in EPS (adjusted to exclude certain items specified in the award's Agreement) during a two-year performance period (the “Initial Period”) and (ii) the Company’s cumulative total shareholder return relative to its peer group (“rTSR”) during a performance period from the first day of the performance period (typically January 1 of the year awarded) to the last day of the third year of the performance period (typically December 31). The PSAs will only be eligible to vest following the expiration of the three-year performance period. The actual shares vested will be subject to both continued employment by the Company (barring certain exceptions allowing for partial performance periods) and actual financial measures achieved. The final number of shares of common stock that will be issued to each participant at the end of the applicable performance period will be determined by multiplying the award by the product of two percentages: the first based on the Company’s EPS performance and the second based on the Company’s rTSR performance, subject to a minimum and maximum performance level. As of December 31, 2023, shares granted during 2021, 2022, and 2023 are within year three, two, and one of the performance periods, respectively, and therefore have not fully vested. A total of 45,141 shares granted in 2020 vested during 2023 after meeting the performance goals. As of December 31, 2023, a total of 69,650 shares granted in 2021 and 2022 are expected to vest in the future based on estimated financial measures achieved in the Initial Period and rTSR performance.

A summary of the Company’s PSAs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSAs at January 1, 2021	142,121	$68.19
Granted	54,216	$85.03
Vested	(63,258)	$65.05
Cancelled	—	$—
Non-vested PSAs at December 31, 2021	133,079	$76.54
Granted	38,412	$93.15
Vested	(47,634)	$82.38
Cancelled	(3,170)	$80.64
Non-vested PSAs at December 31, 2022	120,687	$79.42
Granted	36,956	$115.67
Vested	(45,141)	$58.76
Cancelled	(6,934)	$61.49
Non-vested PSAs at December 31, 2023	105,568	$102.12	$14,156
PSAs expected to vest in the future	69,650	$104.95	$9,339

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $134.09 per share as of December 31, 2023.

The fair value of the awards is estimated on the grant date using a Monte Carlo simulation model due to the market condition for the rTSR component. The fair value assumptions using the Monte Carlo simulation model for awards granted in 2023, 2022, and 2021 were:

	2023	2022	2021
Dividend Yield	0.5%	0.6%	0.6%
Historical Volatility	33.6%	39.0%	40.9%
Risk-Free Rate of Returns	3.8%	2.1%	0.3%

NOTE 16 – ACQUISITIONS AND DIVESTITURES

Acquisitions

CMY Solutions, LLC

On May 1, 2023, the Company acquired CMY Solutions, LLC (“CMY”), a privately-held company that provides engineering and automation solutions to utilities and organizations, for $32.6 million in cash. The acquisition enhances the Company’s offerings in the field of power and energy advisory services.

As part of the allocation of purchase consideration, the Company recorded $10.3 million of intangible assets, $1.2 million in net working capital, and $21.1 million of goodwill. The goodwill is deductible for income tax purposes. Intangible assets consist of $10.2 million related to existing customer relationships and $0.1 million related to trade names and trademarks. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

Blanton & Associates

On September 1, 2022, the Company completed the acquisition of Blanton & Associates (“Blanton”), an environmental consulting, planning, and project management firm headquartered in Austin, Texas, for $22.9 million. Blanton brings domain expertise in environmental regulatory compliance and permitting for the transportation, renewable energy, water, and resource management sectors and adds technically specialized staff in all aspects of environmental services to the Company.

As part of the allocation of the purchase consideration, the Company recorded net working capital of $4.6 million, property and equipment of $0.2 million, deferred income tax liabilities of $3.0 million, $11.4 million to intangible assets, and $9.7 million to goodwill. The goodwill is not deductible for income tax purposes. Intangible assets consisted of $10.9 million related to existing customer relationships, $0.5 million related to contract backlog, and $0.1 million related to trade names and trademarks. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

SemanticBits, LLC

On July 13, 2022, the Company completed the acquisition of SemanticBits, LLC (“SemanticBits”), a 450-person Virginia limited liability company. SemanticBits is a partner to U.S. federal health agencies for mission-critical digital modernization solutions and provides a suite of scalable digital modernization services using open-source frameworks, including end-to-end agile scale development capabilities, cloud-native solutions, data analytics and human-centered designs. The acquisition provides synergies and scalabilities to support federal agencies with advanced IT solutions, digital modernization, and health expertise to solve complex customer challenges.

The purchase price was $216.0 million in cash and was funded by the existing Credit Facility. The final purchase price allocation is summarized as follows:

Contract receivables	$12,699
Contract assets	6,071
Customer-related intangibles	62,967
Trade names and trademarks	1,120
Other current and non-current assets	407
Accrued salaries and benefits	(3,998)
Accrued expenses and other liabilities	(6,244)
Deferred tax liability	(16,701)
Net assets acquired	56,321
Goodwill	159,677
Purchase consideration	$215,998

Goodwill is reflective of the existing workforce of SemanticBits and the expected synergies created with the Company as part of the acquisition. The useful lives associated with the customer-related intangible asset and trade names and trademarks are 4.0 years and 0.7 years, respectively. The goodwill and intangible assets are not deductible for income tax purposes.

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

Creative Systems and Consulting

On December 31, 2021, the Company acquired Creative Systems, a provider of IT modernization and digital transformation solutions to federal agencies, for cash purchase price of $156.6 million. The Company recognized fair value of the assets acquired and liabilities assumed, and allocated $128.1 million and $28.9 million of the purchase price to intangible assets and goodwill. The goodwill is deductible for income tax purposes. Intangible assets consisted of $24.5 million in customer relationships, $3.7 million related to developed technology, $0.6 million related to trade names and trademarks, and $0.1 million related to non-compete agreements. The customer-related and technology-related intangibles are being amortized on a straight-line basis over 4 years and 10 years, respectively, while trade names and trademarks and non-compete agreements will be amortized in less than one year from the acquisition date. Goodwill is reflective of the existing workforce at Creative Systems and the expected synergies created with the Company as a result of the acquisition. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

ESAC

On November 1, 2021, the Company completed the acquisition of ESAC, which specializes in providing advanced health analytics, research data management and bioinformatics solutions to U.S. federal health agencies, for a cash purchase price of $17.3 million. In addition to working capital acquired of $2.6 million, the Company recognized fair value of the assets acquired and liabilities assumed and allocated $11.3 million to goodwill and $3.4 million to intangible assets. The goodwill is deductible for income tax purposes. Intangible assets included $3.1 million related to customer relationships and $0.3 million related to technology and other intangibles, which are amortized over 3 years and less than 1 year, respectively. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

Divestitures

Commercial Marketing

On July 21, 2023, the Company entered into an Asset Purchase Agreement to sell its U.S. commercial marketing business, including certain assets of the business, for initial cash considerations of $49.5 million before final net working capital adjustments. On September 12, 2023, the Company completed the divesture and received $47.1 million in cash, net of working capital adjustments and certain amounts held in escrow. The disposal of the commercial marketing business was not a major strategic shift that was, or will be, significant to the Company’s operations and financial results. In connection with the sale, the Company recorded a gross gain of $4.4 million and transactions fees of $1.9 million, for a total pre-tax gain of $2.5 million, that is included as part of other income on the Company’s consolidated statements of comprehensive income.

Mobile and SMS Messaging Aggregator Business

On July 24, 2023, the Company entered into an Asset Purchase Agreement to sell its mobile and Short Message Service (“SMS”) messaging aggregator business, including certain assets of the business, for the equivalent of $5.4 million in cash. The sale was completed on November 1, 2023. The disposal of the mobile aggregation and SMS messaging aggregator business was not a major strategic shift that was, or will be, significant to the Company’s operations and financial results. In connection with the sale, the Company recorded a pre-tax gain of $3.2 million that is included as part of other income on the Company’s consolidated statements of comprehensive income.

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

As of December 31, 2023, the PSAs granted during the year ended December 31, 2021 and 2022 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS; however, the PSAs granted during the year ended December 31, 2023 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.

The dilutive effect of stock options, RSUs, and performance shares for each period reported is summarized below:

	2023	2022	2021
Net Income	$82,612	$64,243	$71,132

Weighted-average number of basic shares outstanding during the period	18,802	18,818	18,868
Dilutive effect of stock options, RSUs, and performance shares	192	215	256
Weighted-average number of diluted shares outstanding during the period	18,994	19,033	19,124

Basic earnings per share	$4.39	$3.41	$3.77
Diluted earnings per share	$4.35	$3.38	$3.72

NOTE 18 - SHARE REPURCHASE PROGRAM

In September 2017, the Board approved a share repurchase program that allows for share repurchases in the aggregate up to $100.0 million under approved share repurchase plans pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. In November 2021, the Board amended and increased the previously authorized aggregate repurchase limit from $100.0 million to $200.0 million. The Credit Facility (see Note 10 – Long-Term Debt) permits annual share repurchases of at least $25.0 million provided that the Company is not in default of its covenants, and higher amounts provided that the Company’s Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to the Company having net liquidity of at least $100.0 million after giving effect to such repurchases.

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

For the years ended December 31, 2023 and 2022, the Company used $18.1 million to repurchase 180,000 shares at an average price of $100.70 per share and $17.0 million to repurchase 176,375 shares at an average price of $96.18 per share, respectively, under this program. As of December 31, 2023, approximately $93.7 million of authority remained available under the share repurchase plan.

NOTE 19 - FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated financial statements are as follows:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$4,820	$—	$4,820	Prepaid expenses and other assets
Foreign currency forward and swap contracts	—	6	—	6	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	398	—	398	Other assets
Company-owned life insurance policies	—	20,438	—	20,438	Other assets

Liabilities:
Interest swaps - long-term portion	$—	$4,184	$—	$4,184	Other long-term liabilities

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$5,051	$—	$5,051	Prepaid expenses and other
Interest rate swaps - long-term portion		2,950		2,950	Other assets
Company-owned life insurance policies	—	17,869	—	17,869	Other assets

NOTE 20 - COMMITMENTS AND CONTINGENCIES

Letters of Credit and Guarantees

At December 31, 2023 and 2022, the Company had open standby letters of credit totaling $1.8 million and $2.0 million, respectively, and guarantees of $7.9 million and $9.2 million issued by its banks. The letters of credit and guarantees were primarily for the Company’s facility leases and contract performance obligations. The open standby letters of credit reduce the Company’s unused borrowing capacity under its Credit Facility.

Litigation and Claims

The Company is involved in various legal matters and proceedings arising in the ordinary course of business. While these matters and proceedings cause it to incur costs, including, but not limited to, attorneys’ fees, the Company currently believes it is not reasonably possible that any ultimate liability arising out of these matters and proceedings will have a material adverse effect on the Company’s financial position, results of operations, or cash flows.

NOTE 21 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the “Retirement Savings Plan”). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants are able to elect to defer up to 70% of their compensation, subject to statutory limitations, and are entitled to receive 100% employer matching contributions for the first 3% and 50% for the next 2% of their compensation. Contribution expense for the years ended December 31, 2023, 2022, and 2021 was $25.4 million, $22.9 million, and $19.0 million, respectively.

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

Employee Stock Purchase Plan

The Company has a Employee Stock Purchase Plan (“ESPP”) under which one million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions up to $25,000 per calendar year over six-month offering periods at a discount not to exceed 5% of the market value on the date of each purchase period, and therefore the Company does not recognize compensation expense related to the ESPP. For the years ended December 31, 2023 and 2022, employees purchased a total of 36,140 and 34,844 shares at an average purchase price of $121.96 and $91.84, respectively. At December 31, 2023 and 2022, there were 548,832 and 584,972 shares remaining available for future issuance under this plan.

NOTE 22 - EXIT ACTIVITIES

During the year ended December 31, 2022, the Company incurred charges related to: (i) the reduction and wind-down of certain non-core commercial marketing businesses, and (ii) the reduction of facilities utilized by the remaining elements of the commercial marketing group. Specifically, these charges included the impairment of certain right-of-use operating leases and related assets associated with exited facilities of $8.2 million, $4.8 million in other facility costs recorded within indirect and selling expenses, and retention and severance of $2.3 million primarily recorded within direct costs. Of the $2.3 million in retention and severance, $1.3 million was paid during the 2022 fiscal year and the remaining liability was paid during the 2023 fiscal year.

During the year ended December 31, 2023, the Company incurred and paid $2.5 million in retention and severance related to the wind-down of its non-core commercial marketing and communication businesses in the U.K. and Belgium. The exit activity was completed as of December 31, 2023.

During the year ended December 31, 2023, the Company completed the divestitures of its non-core U.S. commercial marketing and Canadian mobile and SMS messaging aggregator businesses. As a result of the divestitures, the Company incurred retention and severance of $1.9 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively, which was primarily recorded within direct costs. As part of the sale of the businesses, the Company incurred $0.6 million in related compensation expense which was recorded within indirect and selling expenses. The retention and severance and compensation expenses were paid during the 2023 fiscal year.

As a result of these wind-down and divestitures that were completed during the year ended December 31, 2023, the Company recognized impairment losses of $0.9 million related to a prior acquisition, $3.0 million related to right-of-use operating leases, and $2.4 million in other facility costs.

NOTE 23 - SUBSEQUENT EVENTS

Share Buyback Program

On November 14, 2023, the Board of directors authorized and approved a plan to repurchase up to 191,000 shares of the Company’s common stock pursuant to Rule 10b5-1 (the “Plan”) of the current repurchase program. The Plan is effective January 2, 2024 through June 30, 2024. As of February 23, 2024, the Company repurchased 159,681 shares at a total cost of $21.9 million, or $136.94 per share under the plan.

NOTE 24 - SUPPLEMENTAL INFORMATION

Valuation and Qualifying Accounts

Allowance for Credit Losses

	2023	2022	2021
Balance at beginning of period	$6,112	$7,741	$7,616
Provision for credit losses	1,164	248	10,912
Write-offs, net of recoveries	(1,886)	(1,782)	(10,723)
Effect of foreign currency translation	45	(95)	(64)
Balance at end of period	$5,435	$6,112	$7,741

Income Tax Valuation Allowance

	2023	2022	2021
Balance at beginning of period	$7,607	$7,048	$6,839
Provision for income taxes - valuation allowance	1,414	559	209
Balance at end of period	$9,021	$7,607	$7,048