Form 10-Q
period 2024-03-31
ICF International, Inc.
filed 2024-05-02
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of April 26, 2024, there were 18,736,579 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	March 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$3,683	$6,361
Restricted cash	916	3,088
Contract receivables, net	202,246	205,484
Contract assets	230,412	201,832
Prepaid expenses and other assets	28,401	28,055
Income tax receivable	—	2,337
Total Current Assets	465,658	447,157
Property and Equipment, net	74,296	75,948
Other Assets:
Goodwill	1,219,031	1,219,476
Other intangible assets, net	86,613	94,904
Operating lease - right-of-use assets	128,356	132,807
Other assets	43,740	41,480
Total Assets	$2,017,694	$2,011,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$26,000	$26,000
Accounts payable	119,285	134,503
Contract liabilities	22,099	21,997
Operating lease liabilities	20,889	20,409
Finance lease liabilities	2,545	2,522
Accrued salaries and benefits	70,176	88,021
Accrued subcontractors and other direct costs	48,707	45,645
Accrued expenses and other current liabilities	82,966	79,129
Total Current Liabilities	392,667	418,226
Long-term Liabilities:
Long-term debt	448,748	404,407
Operating lease liabilities - non-current	170,575	175,460
Finance lease liabilities - non-current	13,227	13,874
Deferred income taxes	21,975	26,175
Other long-term liabilities	54,353	56,045
Total Liabilities	1,101,545	1,094,187

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 24,110,071 and 23,982,132 shares issued at March 31, 2024 and December 31, 2023, respectively; 18,754,762 and 18,845,521 shares outstanding at March 31, 2024 and December 31, 2023, respectively	24	24
Additional paid-in capital	425,160	421,502
Retained earnings	799,796	775,099
Treasury stock, 5,355,309 and 5,136,611 shares at March 31, 2024 and December 31, 2023, respectively	(297,630)	(267,155)
Accumulated other comprehensive loss	(11,201)	(11,885)
Total Stockholders’ Equity	916,149	917,585
Total Liabilities and Stockholders’ Equity	$2,017,694	$2,011,772

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2024	2023
Revenue	$494,436	$483,282
Direct Costs	310,533	312,565
Operating costs and expenses:
Indirect and selling expenses	129,094	123,733
Depreciation and amortization	5,574	6,309
Amortization of intangible assets	8,291	9,224
Total operating costs and expenses	142,959	139,266
Operating income	40,944	31,451
Interest, net	(8,238)	(9,457)
Other income (expense)	1,630	(558)
Income before income taxes	34,336	21,436
Provision for income taxes	7,019	5,038
Net income	$27,317	$16,398

Earnings per Share:
Basic	$1.46	$0.87
Diluted	$1.44	$0.87

Weighted-average Shares:
Basic	18,757	18,779
Diluted	18,946	18,949

Cash dividends declared per common share	$0.14	$0.14

Other comprehensive income (loss), net of tax	684	(1,334)
Comprehensive income, net of tax	$28,001	$15,064

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2024	18,846	24	421,502	775,099	5,136	(267,155)	(11,885)	$917,585
Net income	—	—	—	27,317	—	—	—	27,317
Other comprehensive income	—	—	—	—	—	—	684	684
Equity compensation	—	—	3,551	—	—	—	—	3,551
Exercise of stock options	2	—	107	—	—	—	—	107
Issuance of shares pursuant to vesting of restricted stock units	125	—	—	—	—	—	—	—
Payments for share repurchases	(218)	—	—	—	218	(30,475)	—	(30,475)
Dividends declared	—	—	—	(2,620)	—	—	—	(2,620)
Balance at March 31, 2024	18,755	$24	$425,160	$799,796	5,354	$(297,630)	$(11,201)	$916,149

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2023	18,883	$23	$401,957	$703,030	4,906	$(243,666)	$(8,133)	$853,211
Net income	—	—	—	16,398	—	—	—	16,398
Other comprehensive loss	—	—	—	—	—	—	(1,334)	(1,334)
Equity compensation	—	—	3,750	—	—	—	—	3,750
Exercise of stock options	4	—	111	—	—	—	—	111
Issuance of shares pursuant to vesting of restricted stock units	126	1	—	—	—	—	—	1
Payments for share repurchases	(225)	—	—	—	225	(22,815)	—	(22,815)
Dividends declared	—	—	—	(2,633)	—	—	—	(2,633)
Balance at March 31, 2023	18,788	$24	$405,818	$716,795	5,131	$(266,481)	$(9,467)	$846,689

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$27,317	$16,398
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,347	567
Deferred income taxes and unrecognized income tax benefits	(4,786)	2,187
Non-cash equity compensation	3,551	3,750
Depreciation and amortization	13,865	15,533
Gain on divestiture of a business	(1,715)	—
Other operating adjustments, net	46	393
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(29,024)	(18,716)
Contract receivables	1,604	10,929
Prepaid expenses and other assets	(192)	15,353
Operating lease assets and liabilities, net	523	1,016
Accounts payable	(15,119)	(26,083)
Accrued salaries and benefits	(17,775)	(24,678)
Accrued subcontractors and other direct costs	3,303	(2,613)
Accrued expenses and other current liabilities	(3,988)	(14,688)
Income tax receivable and payable	11,375	3,192
Other liabilities	(333)	629
Net Cash Used in Operating Activities	(10,001)	(16,831)

Cash Flows from Investing Activities
Payments for purchase of property and equipment and capitalized software	(5,226)	(6,441)
Payments for business acquisitions, net of cash acquired	—	(459)
Proceeds from divestiture of a business	1,715	—
Net Cash Used in Investing Activities	(3,511)	(6,900)

Cash Flows from Financing Activities
Advances from working capital facilities	355,877	334,995
Payments on working capital facilities	(311,813)	(293,640)
Proceeds from other short-term borrowings	24,356	2,483
Repayments of other short-term borrowings	(23,950)	—
Receipt of restricted contract funds	1,261	2,916
Payment of restricted contract funds	(3,391)	(1,131)
Dividends paid	(2,636)	(2,641)
Net payments for stock issuances and share repurchases	(30,355)	(22,815)
Other financing, net	(516)	(479)
Net Cash Provided by Financing Activities	8,833	19,688
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(171)	11

Decrease in Cash, Cash Equivalents, and Restricted Cash	(4,850)	(4,032)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	9,449	12,968
Cash, Cash Equivalents, and Restricted Cash, End of Period	$4,599	$8,936

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$7,740	$5,924
Income taxes	$1,133	$914

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Key estimates include estimates related to variable consideration on contracts with customers, costs to complete fixed-price contracts, bonus and other incentive compensation, reserves for tax benefits and valuation allowances on deferred tax assets, collectability of receivables, valuation and useful lives of acquired tangible and intangible assets, impairment of goodwill and long-lived assets, and contingencies. Actual results experienced by the Company may differ from management’s estimates.

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three-month period ended March 31, 2024 and 2023 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2023 and the notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on February 28, 2024.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

Segment Reporting

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07: Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements for public entities under the Accounting Standards Codification (“ASC”). ASU 2023-07 enhances the current segment reporting disclosures of Topic 280 by requiring disclosure of significant segment expenses that are regularly reviewed by the Chief Operating Decision Maker (the “CODM”), the amount and description of other segment items, and interim disclosures of reportable segment’s profit or loss and assets. ASU 2023-07 also requires public entities that have a single reportable segment to provide all of the disclosures required in Topic 280, as amended. ASU 2023-07 is effective for the Company for the fiscal year ending December 31, 2024 and interim periods within the 2025 fiscal year on a retrospective basis, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 but does not expect the adoption to have a material impact, if any, on the consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax rate and amounts paid by entities. ASU 2023-09 specifically requires all entities to disclose, on an annual basis, disaggregated domestic and foreign pre-tax income or loss from continuing operations and the disaggregated income tax expense or benefit by federal, state, and foreign components, and a tabular rate reconciliation, using both percentages and reporting currency amounts, of eight specific categories as well as any individual reconciling items that are equal to or greater than 5% of a threshold computed by multiplying pretax income or loss from continuing operations by the applicable federal rate. Additionally, the amendments also require disclosure of income taxes paid disaggregated by federal, state, and foreign jurisdictions as well as any individual jurisdictions over 5% of the total income taxes paid. ASU 2023-09 is effective for the Company for the fiscal year ending December 31, 2025, with early adoption permitted. The amendments may be adopted on a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2023-09 but does not expect the adoption to have a material impact, if any, on the consolidated financial statements.

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the three months ended March 31, 2024 and 2023:

	March 31, 2024		March 31, 2023
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$6,361	$3,683	$11,257	$5,364
Restricted cash	3,088	916	1,711	3,572
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$9,449	$4,599	$12,968	$8,936

NOTE 3 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	March 31, 2024	December 31, 2023
Billed and billable	$208,930	$210,919
Allowance for expected credit losses	(6,684)	(5,435)
Contract receivables, net	$202,246	$205,484

The Company sells certain billed receivables in accordance with its Master Receivables Purchase Agreement (the “MRPA”) with MUFG Bank, Ltd. (“MUFG”). The receivables that are sold without recourse and where the Company does not retain any ongoing financial interest in the transferred receivables, other than providing servicing activities, are accounted for as sales under ASC 860, Transfers and Servicing (“ASC 860”). Consequently, these receivables are derecognized from the Company’s consolidated balance sheets at the date of the sale, and the cash received from MUFG is presented as part of cash flows from operating activities.

The following is the summary of the amount of ASC 860 eligible contract receivables sold to MUFG but not yet collected from the customers, as of March 31, 2024, and 2023, respectively:

	As of and for the Three Months Ended
	March 31, 2024	March 31, 2023
Beginning balance	$21,302	$3,819
Billed receivables sold during the period	133,398	28,635
Collections from customers during the period	(129,824)	(17,044)
Ending balance (1)	$24,876	$15,410
(1)
For the three months ended March 31, 2024 and 2023, the Company recorded net inflows of $3.6 million and $11.6 million, respectively, in its cash flows from operating activities from the sale of billed receivables. The ending balance of $24.9 million and $15.4 million represent billed receivables that were sold and derecognized by the Company, but have not yet been collected from customers as of March 31, 2024 and 2023.

The following is a reconciliation of cash collections and remittances to MUFG for the sale of billed receivables as of and for the three months ended March 31, 2024 and 2023:

	As of and for the Three Months Ended
	March 31, 2024	March 31, 2023
Beginning balance	$21,796	$6,164
Collections from customers during the period	129,824	17,044
Remittances to MUFG during the period	(125,879)	(9,983)
Ending balance (1)	$25,741	$13,225
(1)
For the three months ended March 31, 2024 and 2023, the Company recorded net inflows of $3.9 million and $7.1 million, respectively, in its cash flows from operating activities from the collection of billed receivables that were sold but not yet remitted to MUFG. The liability balances from March 31, 2024 and 2023 of $25.7 million and $13.2 million, respectively, are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets.

The Company services the receivables sold by collecting cash and remitting it to MUFG. The related servicing fee received from MUFG was immaterial.

The Company also sold certain receivables to MUFG that did not qualify as sales under ASC 860. Consequently, the cash received from and remitted back to MUFG is presented as cash from financing activities within “Proceeds from other short-term borrowings” and “Repayments of other short-term borrowings” on the Company’s consolidated statements of cash flows. At March 31, 2024 and December 31, 2023, the amounts due to MUFG for cash collected and not yet remitted for receivables sold that did not qualify as sales under ASC 860 totaled $7.3 million and $6.9 million, respectively. These amounts are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets.

NOTE 4 – LEASES

The Company has operating and finance leases for facilities and equipment which have remaining terms ranging from 1 to 15 years. Future minimum lease payments under non-cancellable operating and finance leases as of March 31, 2024 were as follows:

	Operating	Finance
March 31, 2025	$26,611	$3,041
March 31, 2026	25,415	3,041
March 31, 2027	22,121	3,041
March 30, 2028	17,427	3,040
March 31, 2029	15,288	2,966
Thereafter	127,991	2,225
Total future minimum lease payments	234,853	17,354
Less: Interest	(43,389)	(1,582)
Total lease liabilities	$191,464	$15,772

NOTE 5 – DEBT

At March 31, 2024 and December 31, 2023, debt consisted of:

	March 31, 2024		December 31, 2023
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$204,000		$207,750
Delayed-Draw Term Loan		217,250		220,000
Revolving Credit		56,904		6,340
Total before debt issuance costs	6.9%	478,154	6.7%	434,090
Unamortized debt issuance costs		(3,406)		(3,683)
Total		$474,748		$430,407

As of March 31, 2024, the Company had $541.3 million of unused borrowing capacity under the $600.0 million revolving line of credit under a credit agreement with a group of lenders (the “Credit Facility”). The unused borrowing capacity is inclusive of outstanding letters of credit totaling $1.8 million. The average interest rate on borrowings under the Credit Facility was 6.9% for the three months ended March 31, 2024 and 6.7% for the twelve months ended December 31, 2023. Inclusive of the impact of floating-to-fixed interest rate swaps (see “Note 7 – Derivative Instruments and Hedging Activities”), the average interest rate was 5.6% for the three months ended March 31, 2024 and for the twelve months ended December 31, 2023, respectively.

Future contractual repayments of debt principal are as follows:

Payments due by	Term Loan	Delayed-Draw Term Loan	Revolving Credit	Total
March 31, 2025	$15,000	$11,000	$—	$26,000
March 31, 2026	22,500	16,500	—	39,000
March 31, 2027	22,500	16,500	—	39,000
May 6, 2027 (Maturity)	144,000	173,250	56,904	374,154
Total	$204,000	$217,250	$56,904	$478,154

NOTE 6 – REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients into categories that depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic and business factors. Those categories are client market, client type, and contract mix.

	Three Months Ended March 31,
	2024		2023
	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, infrastructure, and disaster recovery	$224,689	45%	$187,218	39%
Health and social programs	190,148	39%	202,782	42%
Security and other civilian & commercial	79,599	16%	93,282	19%
Total	$494,436	100%	$483,282	100%

	Three Months Ended March 31,
	2024		2023
	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$274,177	55%	$267,742	55%
U.S. state and local government	76,905	16%	75,242	16%
International government	25,276	5%	20,684	4%
Total Government	376,358	76%	363,668	75%
Commercial	118,078	24%	119,614	25%
Total	$494,436	100%	$483,282	100%

	Three Months Ended March 31,
	2024		2023
	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$206,160	42%	$201,203	42%
Fixed-price	224,725	45%	218,735	45%
Cost-based	63,551	13%	63,344	13%
Total	$494,436	100%	$483,282	100%

Contract Assets and Liabilities

Contract assets consist of unbilled receivables on contracts where revenue recognized exceeds the amount billed. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts.

The following table summarizes the contract assets and liabilities as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Contract assets	$230,412	$201,832
Contract liabilities	(22,099)	(21,997)
Net contract assets (liabilities)	$208,313	$179,835

The increase in net contract assets (liabilities) is primarily due to the timing difference between the performance of services and billings to and payments from customers. During the three months ended March 31, 2024 and 2023, the Company recognized $12.8 million and $14.2 million in revenue related to the contract liabilities balance at December 31, 2023 and 2022, respectively.

Unfulfilled Performance Obligations

The Company had $1.2 billion in unfulfilled performance obligations (“UPO”) as of March 31, 2024. The Company expects to recognize the remaining UPO as revenue of approximately 48% by December 31, 2024, 77% by December 31, 2025, and the remainder thereafter.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At March 31, 2024, the Company had floating-to-fixed interest rate swap agreements for an aggregate notional amount of $275.0 million, of which $100.0 million will mature on February 28, 2025, $75.0 million will mature on February 28, 2028, and $100.0 million will mature on June 27, 2028. The Company has designated the swap agreements as cash flow hedges. See “Note 5 – Debt” for details on the impact of the swap agreements on the Company’s interest rates.

NOTE 8 – INCOME TAXES

A reconciliation of the Company’s statutory rate to the effective tax rate for the three months ended March 31, 2024 and 2023 is as follows:

	Three Months Ended March 31,
	2024	2023
Statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.0%	5.8%
Executive compensation	1.7%	1.2%
Corporate-owned life insurance	(0.2%)	(0.2%)
Other permanent differences	0.4%	(0.1%)
Uncertain tax position	2.5%	—
Valuation allowance	1.1%	1.1%
Equity-based compensation	(5.4%)	(4.3%)
Tax credits	(6.7%)	(1.0%)
Effective tax rate	20.4%	23.5%

The uncertain tax position and tax credits recognized during the three months ended March 31, 2024 are both primarily related to the Research & Experimentation (R&E) credits.

NOTE 9 – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of March 31, 2024 and 2023 included the following:

	Three Months Ended March 31, 2024
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at December 31, 2023	$(12,695)	$810	$(11,885)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(1,534)	4,589	3,055
Amounts reclassified from accumulated other comprehensive (loss) income (1)	—	(1,671)	(1,671)
Effect of taxes	112	(812)	(700)
Total current period other comprehensive (loss) income	(1,422)	2,106	684
Accumulated other comprehensive (loss) income at March 31, 2024	$(14,117)	$2,916	$(11,201)

(1) The Company expects to reclassify $5.2 million of gains related to the Change in Fair Value of Interest Rate Hedge Agreements from accumulated other comprehensive loss into earnings during the next 12 months.

	Three Months Ended March 31, 2023
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreement and Other Adjustments	Total
Accumulated other comprehensive (loss) income at December 31, 2022	$(14,056)	$5,923	$(8,133)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	1,753	(2,532)	(779)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1,420)	(1,420)
Effect of taxes	(192)	1,057	865
Total current period other comprehensive (loss) income	1,561	(2,895)	(1,334)
Accumulated other comprehensive (loss) income at March 31, 2023	$(12,495)	$3,028	$(9,467)

Share Repurchases

The Company repurchased shares under a $200 million share repurchase program authorized by the Company’s board of directors. For the three months ended March 31, 2024 and 2023, the Company used $23.8 million of cash to repurchase 172,817 shares and $18.1 million of cash to repurchase 180,000 shares, respectively. As of March 31, 2024, $69.9 million of repurchase authority remained available for share repurchases.

In addition, the Company repurchased shares in connection with vesting of restricted stock units granted to employees. During the three months ended March 31, 2024 and 2023, the Company used $6.6 million of cash to repurchase 45,881 shares and $4.7 million of cash to repurchase 45,047 shares, respectively.

NOTE 10 – STOCK-BASED COMPENSATION

The Company’s 2018 Amended and Restated Omnibus Incentive Plan (the “2018 A&R Omnibus Plan”) allows the Company to grant up to 2,050,000 total shares of common stock to officers, key employees, and non-employee directors. As of March 31, 2024, the Company had approximately 1,012,241 shares available for grant under the 2018 A&R Omnibus Plan.

The following awards were granted during the three months ended March 31, 2024 and 2023:

	Awards Granted		Average Grant Date Fair Value
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2024	2023	2024	2023
Employee Stock Awards	110,754	113,454	$156.16	$110.01
Cash-Settled Restricted Stock Units	34,064	47,611	$152.59	$107.28
Total	144,818	161,065

The total stock-based compensation expense was $5.9 million for each of the three months ended March 31, 2024 and 2023, and the unrecognized compensation expense at March 31, 2024 was $43.3 million, which is expected to vest over the next 2.0 years.

NOTE 11 – EARNINGS PER SHARE

The Company’s earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS considers the potential dilution that could occur if the Company’s common stock options, restricted stock units (“RSUs”), and performance share awards (“PSAs”) were exercised or converted into the Company’s common stock. PSAs are included in the computation of diluted shares only to the extent that the underlying performance conditions: (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method.

As of March 31, 2024, the PSAs granted during the year ended December 31, 2022 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS. However, the PSAs granted during the year ended December 31, 2023 and during the three months ended March 31, 2024 have not yet completed their initial two-year performance period and therefore were excluded from the calculation of diluted EPS.

EPS, including the dilutive effect of stock awards for each period reported is summarized below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2024	2023
Net Income	$27,317	$16,398

Weighted-average number of basic shares outstanding during the period	18,757	18,779
Dilutive effect of stock awards	189	170
Weighted-average number of diluted shares outstanding during the period	18,946	18,949

Basic earnings per share	$1.46	$0.87
Diluted earnings per share	$1.44	$0.87

NOTE 12 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$5,178	$—	$5,178	Prepaid expenses and other assets
Foreign currency forward and swap contracts	—	10	—	10	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	186	—	186	Other assets
Company-owned life insurance policies	—	21,654	—	21,654	Other assets

Liabilities:
Interest rate swaps - long-term portion	$—	$1,422	$—	$1,422	Other long-term liabilities

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$4,820	$—	$4,820	Prepaid expenses and other assets
Foreign currency forward and swap contracts	—	6	—	6	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	398	—	398	Other assets
Company-owned life insurance policies	—	20,438	—	20,438	Other assets

Liabilities:
Interest rate swaps - long-term portion	$—	$4,184	$—	$4,184	Other long-term liabilities

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had open standby letters of credit totaling $1.8 million at both March 31, 2024 and December 31, 2023, respectively. Open standby letters of credit reduce the Company’s borrowing capacity under the Credit Facility.

Guarantees

At March 31, 2024 and December 31, 2023, the Company had $7.5 million and $7.9 million, respectively, of bank guarantees for facility leases and contract performance obligations.

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

The terms “we,” “our,” “us,” and “the Company,” as used throughout this Quarterly Report, refer to ICF International, Inc. and its subsidiaries, unless otherwise indicated. The terms “federal” or “federal government” refer to the U.S. federal government, and “state and local” or “state and local government” refer to U.S. state and local governments and the governments of U.S. territories. The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, filed with the SEC on February 28, 2024 (our “Annual Report”).

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

The table below sets forth select line items of our unaudited consolidated statements of comprehensive income, the percentage of revenue for these select items, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2024	2023	2024	2023	Dollars	Percent
Revenue	$494,436	$483,282	100.0%	100.0%	$11,154	2.3%
Direct Costs:
Direct labor & related fringe	190,023	180,587	38.4%	37.4%	9,436	5.2%
Subcontractors & other direct costs	120,510	131,978	24.4%	27.3%	(11,468)	(8.7%)
Total Direct Costs	310,533	312,565	62.8%	64.7%	(2,032)	(0.7%)
Operating Costs and Expenses:
Indirect and selling expenses	129,094	123,733	26.1%	25.6%	5,361	4.3%
Depreciation and amortization	5,574	6,309	1.1%	1.3%	(735)	(11.7%)
Amortization of intangible assets	8,291	9,224	1.7%	1.9%	(933)	(10.1%)
Total Operating Costs and Expenses	142,959	139,266	28.9%	28.8%	3,693	2.7%
Operating Income	40,944	31,451	8.3%	6.5%	9,493	30.2%
Interest, net	(8,238)	(9,457)	(1.7%)	(2.0%)	1,219	(12.9%)
Other income (expense)	1,630	(558)	0.3%	(0.1%)	2,188	nm
Income before Income Taxes	34,336	21,436	6.9%	4.4%	12,900	60.2%
Provision for Income Taxes	7,019	5,038	1.4%	1.0%	1,981	39.3%
Net Income	$27,317	$16,398	5.5%	3.4%	$10,919	66.6%

nm - not meaningful

Revenue. The increase in revenue of $11.2 million was driven by $6.4 million, $4.6 million, and $1.7 million from our U.S. federal government, international government, and U.S. state and local government clients, respectively, offset by a decrease of $1.5 million from our commercial clients. Our revenue from client markets were impacted by varying amounts by our exit from the commercial marketing and events business during 2023 and resulted in the following changes:

•
Revenue from the Energy, Environment, Infrastructure, and Disaster Recovery client market, which increased from the first quarter of 2023 by $37.5 million, or 20.0%, driven by $24.4 million, $9.7 million, $2.1 million, and $1.3 million from commercial, U.S. federal government, international government, and U.S. state and local government clients, respectively, offset by
•
Revenue from the Security and Other Civilian & Commercial client market, which decreased from the first quarter of 2023 by $13.7 million, or 14.7%, led by decreases of $17.2 million and $1.6 million from our commercial and international government clients, respectively, which were offset by an increase of $5.1 million from U.S. federal government clients, and also offset by
•
Revenue from Health and Social Programs client market, which decreased from the first quarter of 2023 by $12.6 million, or 6.2%, as a result of decreases of $8.7 million and $8.4 million from our commercial and U.S. federal government clients, respectively, which were offset by increases of $4.1 million and $0.4 million from international government and U.S. state and government clients, respectively.

Revenue includes subcontractor & other direct costs, which decreased $11.5 million, or 8.7%, from the first quarter of 2023 and totaled $120.5 million and $132.0 million for the three months ended March 31, 2024 and 2023, respectively, and the margin on such costs.

Direct Costs. The decrease of $2.0 million in direct costs was driven by a decrease of $11.5 million in our subcontractor & other direct costs, primarily as a result of our exit from the commercial marketing and events business during 2023, offset by an increase of $9.4 million in our direct labor and associated fringe benefit costs. Our subcontractor & other direct costs as a percentage of direct costs were 38.8% and 42.2% for the three months ended March 31, 2024 and 2023, respectively. Our direct labor & related fringe benefit costs as a percentage of direct costs were 61.2% and 57.8% for the three months ended March 31, 2024 and 2023, respectively. Our subcontractor & other direct costs as a percentage of revenue were 24.4% and 27.3% for the three months ended March 31, 2024 and 2023, respectively, and our direct labor & related fringe benefit costs as a percentage of revenue were 38.4% and 37.4% for the three months ended March 31, 2024 and 2023, respectively. Our total direct costs as a percentage of revenue were 62.8% for the three months ended March 31, 2024, compared to 64.7% for the three months ended March 31, 2023.

Indirect and selling expenses. For the three months ended March 31, 2024, our indirect and selling expenses increased $5.4 million, or 4.3%, compared to the prior year. As a percentage of revenue, our indirect and selling expenses increased to 26.1% from 25.6%. The increase in indirect and selling expenses was primarily due to higher compensation costs.

Depreciation and amortization. The decrease of $0.7 million in our depreciation and amortization was primarily due to fewer capital assets as a result of the divestiture of our U.S. commercial marketing business in the third quarter of 2023.

Amortization of intangible assets. The decrease of $0.9 million in amortization of intangible assets was primarily due to the divestiture of our U.S. commercial marketing business in the third quarter of 2023 that resulted in fewer intangible assets in the first quarter of 2024 compared to 2023.

Interest, net. The decrease of $1.2 million in interest, net, was primarily from a decrease of our average debt balance to $508.8 million for the three months ended March 31, 2024 compared to $634.3 million for the same period in 2023. We utilize floating-to-fixed interest rate swap agreements to hedge the variable interest portion of our debt. For the three months ended March 31, 2024, settlements of the swap agreements reduced our interest expense, net, by $1.7 million compared to $1.4 million for the same period in 2023. Inclusive of the impact of the swap agreements, our interest expense for the three months ended March 31, 2024 was $7.2 million compared to $8.8 million for 2023 and our interest rate inclusive of the swap agreements was 5.6% for the three months ended March 31, 2024 compared to 5.5% for 2023.

Other income (expense). The change in other income (expense) of $2.2 million was primarily from a gain of $1.7 million that was recognized after the release of an escrow the 2023 divestiture of our U.S. commercial marketing business.

Provision for Income Taxes. Our effective income tax rate for the three months ended March 31, 2024 and 2023 was 20.4% and 23.5%, respectively. The decrease in the effective income tax rate was primarily due to the impact of windfall tax benefits relating to equity-based compensation that vested during the quarter partially offset by non-deductible executive compensation, and an additional valuation allowance on excess foreign tax credits generated during the quarter.

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

Adjusted EBITDA is EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of the performance of our ongoing operations (“Adjusted EBITDA”). We evaluate these adjustments on an individual basis based on both the quantitative and qualitative aspects of the item, including their size and nature, as well as whether or not we expect them to occur as part of our normal business on a regular basis.

EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow as these measures do not include certain cash requirements such as interest payments, tax payments, capital expenditures, and debt service.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated.

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net income	$27,317	$16,398
Interest, net	8,238	9,457
Provision for income taxes	7,019	5,038
Depreciation and amortization	13,865	15,533
EBITDA	56,439	46,426
Impairment of long-lived assets (1)	—	894
Acquisition and divestiture-related expenses (2)	66	803
Severance and other costs related to staff realignment (3)	365	2,495
Charges for facility consolidations and office closures (4)	—	359
Pre-tax gain from divestiture of a business (5)	(1,715)	—
Total Adjustments	(1,284)	4,551
Adjusted EBITDA	$55,155	$50,977

(1)
Represents impairment of an intangible asset associated with the exit of our commercial marketing business in the United Kingdom in 2023.
(2)
These are primarily third-party costs related to acquisitions and potential acquisitions, integration of acquisitions, and separation of discontinued businesses or divestitures.
(3)
These costs are mainly due to involuntary employee termination benefits for our officers, and employees who have been notified that they will be terminated as part of a business reorganization or exit.
(4)
These are exit costs associated with terminated leases or full office closures that we either (i) will continue to pay until the contractual obligations are satisfied but with no economic benefit to us, or (ii) paid upon termination and ceasing to use the leased facilities.
(5)
Pre-tax gain resulting from the release of an escrow related to the 2023 divestiture of our U.S. commercial marketing business.

Non-GAAP Diluted Earnings per Share

Non-GAAP diluted earnings per share (“Non-GAAP Diluted EPS”) represents diluted U.S. GAAP earnings per share (“U.S. GAAP Diluted EPS”) excluding the impact of certain items noted above, amortization of intangible assets, and the related income tax effects. While these adjustments may be recurring and not infrequent or unusual, we do not consider these adjustments to be indicative of the performance of our ongoing operations. We believe that the supplemental adjustments provide additional useful information to investors.

The following table presents a reconciliation of U.S. GAAP Diluted EPS to Non-GAAP Diluted EPS for the periods indicated.

	Three Months Ended
	March 31,
	2024	2023
U.S. GAAP Diluted EPS	$1.44	$0.87
Impairment of long-lived assets	—	0.04
Acquisition and divestiture-related expenses	—	0.04
Severance and other costs related to staff realignment	0.02	0.13
Expenses related to facility consolidations and office closures (1)	0.04	0.02
Pre-tax gain from divestiture of a business	(0.09)	—
Amortization of intangibles	0.44	0.49
Income tax effects of the adjustments (2)	(0.08)	(0.17)
Non-GAAP Diluted EPS	$1.77	$1.42

(1)
These are exit costs related to actual office closures (previously included in Adjusted EBITDA) and accelerated depreciation related to fixed assets for planned office closures.
(2)
Income tax effects were calculated using the effective tax rate, adjusted for certain discrete items, if any, of 20.4% and 23.5% for the three months ended March 31, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, debt service, dividends, and share repurchases. We expect to meet these requirements through a combination of our cash and cash equivalents at hand, cash flow from operations, and borrowings. Our primary source of borrowings is from our Credit Facility with a syndicate of multiple commercial banks, as described in “Note 5 – Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. As of March 31, 2024, we had $541.3 million available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program.

We have entered into floating-to-fixed interest rate swap agreements for a total notional value of $275.0 million to hedge a portion of our floating rate Credit Facility. The swap agreements will expire in 2025 and 2028, respectively, and we may consider entering into additional swap agreements as these existing hedges expire. As of March 31, 2024, the percentage of our fixed-rate debt to floating-rate debt was 58%.

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

We continuously monitor the state of the financial markets to assess the availability of borrowing capacity under the Credit Facility and the cost of additional capital from both debt and equity markets. At present, we believe we will be able to continue to access these markets at commercially reasonable terms and conditions if we need additional capital in the near term.

Dividends. We have historically paid quarterly cash dividends to our shareholders of record at $0.14 per share. Total dividend payments during the three months ended March 31, 2024 were $2.6 million.

Cash dividends declared thus far in 2024 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 27, 2024	$0.14	March 22, 2024	April 12, 2024
May 2, 2024	$0.14	June 7, 2024	July 12, 2024

Cash Flow. The following table sets forth our sources and uses of cash for the three months ended March 31, 2024 and 2023:

	Three Months Ended
	March 31,
(in thousands)	2024	2023
Net Cash Used in Operating Activities	$(10,001)	$(16,831)
Net Cash Used in Investing Activities	(3,511)	(6,900)
Net Cash Provided by Financing Activities	8,833	19,688
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(171)	11
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(4,850)	$(4,032)

Cash used in Operating Activities decreased $6.8 million as a result of favorable impact of working capital changes and the timing of servicing the receivables sold to MUFG Bank, Ltd., under our Master Receivables Purchase Agreement (the “MRPA”). See “Note 3 - Contract Receivables, Net” in the “Notes to Consolidated Financial Statements” in this Quarterly Report for additional details on the sale of receivables under the MRPA.

Cash used in investing activities decreased by $3.4 million due to reduced capital expenditures and cash received in connection with the 2023 divestiture of our U.S. commercial marketing business.

Cash provided by financing activities decreased by $10.9 million, primarily due to increased share repurchases of $7.5 million and higher payments to MUFG of $2.1 million under the MRPA.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934) and have concluded that as of March 31, 2024, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchase Program. One of the objectives of our share repurchase program has been to offset dilution resulting from our employee incentive plan. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. Repurchases are funded from our existing cash balances and/or borrowings, and repurchased shares are held as treasury stock.

During the three months ended March 31, 2024, we repurchased 172,817 shares by using $23.8 million under the program and $69.9 million remained available for share repurchases as of March 31, 2024.

Repurchases of Equity Securities. The following table summarizes the share repurchase activity for the three months ended March 31, 2024 for our share repurchase program and shares purchased in satisfaction of employee tax withholding obligations related to the settlement of restricted stock units.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	129,786	$133.46	113,179	$78,608,384
February 1 - February 29	47,089	$144.76	46,602	$71,855,335
March 1 - March 31	41,823	$151.65	13,036	$69,905,208
Total	218,698	$139.37	172,817
(1)
The total number of shares purchased includes shares repurchased pursuant to our share repurchase program described further in footnote (2) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended March 31, 2024, we repurchased 172,817 shares under the stock repurchase program at an average price of $137.90 and 45,881 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $144.92 per share.
(2)
The current share repurchase program authorizes share repurchases in the aggregate up to $200.0 million. Our Credit Facility permits annual share repurchases of at least $25.0 million provided that the Company is not in default of its covenants, and higher amounts provided that our Consolidated Leverage Ratio prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.00 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 4, 2024 and upon the expiration of his prior trading plan, John Wasson, our Chair, President and Chief Executive Officer, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The plan provides for the sale of up to 8,121 shares and terminates on the earlier of the date all the shares under the plan are sold or March 6, 2026.

On March 5, 2024 and upon the expiration of his prior trading plan, James Morgan, our Chief Operating Officer, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Exchange Act. The plan provides for the sale of up to 5,000 shares and terminates on the earlier of the date all the shares under the plan are sold or March 5, 2026.

On March 8, 2024, Anne Choate, our Executive Vice President of Energy, Environment, and Infrastructure, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Exchange Act. The plan provides for the sale of up to 5,366 shares and terminates on the earlier of the date all the shares under the plan are sold or March 7, 2026.

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed March 13, 2024) +

10.2	Performance Share Award Agreement(Incorporated by reference to Exhibit 10.2 to the Company's Form 8-K, filed March 13, 2024) +

10.3	CEO Restricted Stock Unit Award Agreement (CEO Template)(Incorporated by reference to Exhibit 10.3 to the Company's Form 8-K, filed March 13, 2024) +

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a). *

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a). *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

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

ICF INTERNATIONAL, INC.

May 2, 2024	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

May 2, 2024	By:	/s/ Barry Broadus
Barry Broadus
Chief Financial Officer (Principal Financial Officer)