Form 10-K/A
period 2023-12-31
ICF International, Inc.
filed 2024-05-28
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (“Form 10-K/A”) amends the Annual Report on Form 10-K of ICF International, Inc. (the “Company”) for the year ended December 31, 2023, previously filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2024 (“Form 10-K”).

The Form 10-K/A is being filed to replace the consent of Grant Thornton LLP (the “Consent”), filed as Exhibit 23.1 to the Form 10-K, with an updated version of the Consent as Exhibit 23.1 to the Form 10-K/A to include the reference to Form S-8 File No. 333-272833, which was inadvertently omitted in the February 28, 2024 filing.

Pursuant to Rule 12b-15 under the Security Exchange Act of 1934, as amended (the “Exchange Act”), the Form 10-K/A also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. The Form 10-K/A neither includes financial statements nor amends any disclosures with respect to Items 307 and 308 of Regulation S-K under the Exchange Act, consequently paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as set forth in the Form 10-K/A, no other changes have been made to the Form 10-K. Additionally, the Form 10-K has not been amended or updated to reflect events occurring after February 28, 2024, except as specifically set forth in the Form 10-K/A.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this report:

(3) Exhibits: The following exhibits are included with this Annual Report on Form 10-K/A or incorporated herein by reference.

Exhibit Number	Exhibit

23.1	Consent of Grant Thornton LLP.*

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*

104	The cover page from the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2023, formatted in Inline XBRL

* Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 28, 2024	ICF INTERNATIONAL, INC.
	By:	/s/ BARRY BROADUS
Barry Broadus
Chief Financial Officer

F-1