Form 10-Q
period 2024-06-30
ICF International, Inc.
filed 2024-08-02
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of July 26, 2024, there were 18,757,022 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	June 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$4,056	$6,361
Restricted cash	712	3,088
Contract receivables, net	209,351	205,484
Contract assets	222,767	201,832
Prepaid expenses and other assets	23,116	28,055
Income tax receivable	4,589	2,337
Total Current Assets	464,591	447,157
Property and Equipment, net	72,357	75,948
Other Assets:
Goodwill	1,219,083	1,219,476
Other intangible assets, net	78,321	94,904
Operating lease - right-of-use assets	124,637	132,807
Other assets	46,788	41,480
Total Assets	$2,005,777	$2,011,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$12,375	$26,000
Accounts payable	110,704	134,503
Contract liabilities	20,102	21,997
Operating lease liabilities	21,176	20,409
Finance lease liabilities	2,567	2,522
Accrued salaries and benefits	93,834	88,021
Accrued subcontractors and other direct costs	52,661	45,645
Accrued expenses and other current liabilities	78,624	79,129
Total Current Liabilities	392,043	418,226
Long-term Liabilities:
Long-term debt	421,560	404,407
Operating lease liabilities - non-current	166,178	175,460
Finance lease liabilities - non-current	12,577	13,874
Deferred income taxes	16,421	26,175
Other long-term liabilities	53,673	56,045
Total Liabilities	1,062,452	1,094,187

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 24,130,664 and 23,982,132 shares issued at June 30, 2024 and December 31, 2023, respectively; 18,757,022 and 18,845,521 shares outstanding at June 30, 2024 and December 31, 2023, respectively	24	24
Additional paid-in capital	432,402	421,502
Retained earnings	822,784	775,099
Treasury stock, 5,373,642 and 5,136,611 shares at June 30, 2024 and December 31, 2023, respectively	(300,341)	(267,155)
Accumulated other comprehensive loss	(11,544)	(11,885)
Total Stockholders’ Equity	943,325	917,585
Total Liabilities and Stockholders’ Equity	$2,005,777	$2,011,772

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenue	$512,029	$500,085	$1,006,465	$983,367
Direct Costs	329,331	325,404	639,864	637,969
Operating costs and expenses:
Indirect and selling expenses	127,091	126,522	256,185	250,255
Depreciation and amortization	4,909	6,826	10,483	13,135
Amortization of intangible assets	8,291	9,286	16,582	18,510
Total operating costs and expenses	140,291	142,634	283,250	281,900
Operating income	42,407	32,047	83,351	63,498
Interest, net	(7,703)	(10,132)	(15,941)	(19,589)
Other income (expense)	36	(677)	1,666	(1,235)
Income before income taxes	34,740	21,238	69,076	42,674
Provision for income taxes	9,129	926	16,148	5,964
Net income	$25,611	$20,312	$52,928	$36,710

Earnings per Share:
Basic	$1.37	$1.08	$2.82	$1.95
Diluted	$1.36	$1.07	$2.80	$1.94

Weighted-average Shares:
Basic	18,738	18,791	18,748	18,785
Diluted	18,861	18,919	18,912	18,942

Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28

Other comprehensive (loss) income, net of tax	(343)	3,151	341	1,817
Comprehensive income, net of tax	$25,268	$23,463	$53,269	$38,527

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2024	18,846	$24	$421,502	$775,099	5,136	$(267,155)	$(11,885)	$917,585
Net income	—	—	—	27,317	—	—	—	27,317
Other comprehensive income	—	—	—	—	—	—	684	684
Equity compensation	—	—	3,551	—	—	—	—	3,551
Exercise of stock options	2	—	107	—	—	—	—	107
Issuance of shares pursuant to vesting of restricted stock units	125	—	—	—	—	—	—	—
Payments for share repurchases	(218)	—	—	—	218	(30,475)	—	(30,475)
Dividends declared	—	—	—	(2,620)	—	—	—	(2,620)
Balance at March 31, 2024	18,755	$24	$425,160	$799,796	5,354	$(297,630)	$(11,201)	$916,149
Net income	—	—	—	25,611	—	—	—	25,611
Other comprehensive loss	—	—	—	—	—	—	(343)	(343)
Equity compensation	—	—	4,674	—	—	—	—	4,674
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	21	—	2,568	—	—	—	—	2,568
Payments for share repurchases	(19)	—	—	—	19	(2,711)	—	(2,711)
Dividends declared	—	—	—	(2,623)	—	—	—	(2,623)
Balance at June 30, 2024	18,757	$24	$432,402	$822,784	5,373	$(300,341)	$(11,544)	$943,325

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2023	18,883	$23	$401,957	$703,030	4,906	$(243,666)	$(8,133)	$853,211
Net income	—	—	—	16,398	—	—	—	16,398
Other comprehensive loss	—	—	—	—	—	—	(1,334)	(1,334)
Equity compensation	—	—	3,750	—	—	—	—	3,750
Exercise of stock options	4	—	111	—	—	—	—	111
Issuance of shares pursuant to vesting of restricted stock units	126	1	—	—	—	—	—	1
Payments for share repurchases	(225)	—	—	—	225	(22,815)	—	(22,815)
Dividends declared	—	—	—	(2,633)	—	—	—	(2,633)
Balance at March 31, 2023	18,788	$24	$405,818	$716,795	5,131	$(266,481)	$(9,467)	$846,689
Net income	—	—	—	20,312	—	—	—	20,312
Other comprehensive income	—	—	—	—	—	—	3,151	3,151
Equity compensation	—	—	2,938	—	—	—	—	2,938
Exercise of stock options	4	—	167	—	—	—	—	167
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	23	—	2,264	—	—	—	—	2,264
Payments for share repurchases	—	—	—	—	—	(37)	—	(37)
Dividends declared	—	—	—	(2,639)	—	—	—	(2,639)
Balance at June 30, 2023	18,815	$24	$411,187	$734,468	5,131	$(266,518)	$(6,316)	$872,845

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$52,928	$36,710
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,552	837
Deferred income taxes and unrecognized income tax benefits	(10,233)	(4,823)
Non-cash equity compensation	8,225	6,688
Depreciation and amortization	27,066	31,646
Gain on divestiture of a business	(1,715)	—
Other operating adjustments, net	470	128
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(23,561)	(38,332)
Contract receivables	(5,828)	8,856
Prepaid expenses and other assets	3,787	13,864
Operating lease assets and liabilities, net	(399)	2,894
Accounts payable	(23,569)	(22,742)
Accrued salaries and benefits	5,905	405
Accrued subcontractors and other direct costs	7,335	(2,173)
Accrued expenses and other current liabilities	13,075	(18,311)
Income tax receivable and payable	(3,633)	3,999
Other liabilities	(770)	233
Net Cash Provided by Operating Activities	50,635	19,879

Cash Flows from Investing Activities
Payments for purchase of property and equipment and capitalized software	(10,392)	(13,139)
Payments for business acquisitions, net of cash acquired	—	(32,664)
Proceeds from divestiture of a business	1,715	—
Net Cash Used in Investing Activities	(8,677)	(45,803)

Cash Flows from Financing Activities
Advances from working capital facilities	660,396	669,437
Payments on working capital facilities	(657,420)	(624,553)
Proceeds from other short-term borrowings	36,783	7,632
Repayments of other short-term borrowings	(46,933)	(2,483)
Receipt of restricted contract funds	1,269	4,940
Payment of restricted contract funds	(3,583)	(3,962)
Dividends paid	(5,257)	(5,271)
Net payments for stock issuances and share repurchases	(30,618)	(20,588)
Other financing, net	(1,145)	(905)
Net Cash (Used in) Provided by Financing Activities	(46,508)	24,247
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(131)	179

Decrease in Cash, Cash Equivalents, and Restricted Cash	(4,681)	(1,498)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	9,449	12,968
Cash, Cash Equivalents, and Restricted Cash, End of Period	$4,768	$11,470

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$15,270	$19,129
Income taxes	$31,107	$8,450

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

(Unaudited)

(Dollar amounts in tables in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying consolidated financial statements are of ICF International, Inc. (“ICFI”) and its principal subsidiary, ICF Consulting Group, Inc. (“Consulting,” and together with ICFI, the “Company”), and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). Consulting is a wholly owned subsidiary of ICFI. ICFI is a holding company with no operations or assets other than its investment in the common stock of Consulting. All other subsidiaries of the Company are wholly owned by Consulting. Intercompany transactions and balances have been eliminated. The terms “federal” or “federal government” refer to the U.S. federal government, and “state and local” or “state and local government” refer to U.S. state (including territories) and local governments, unless otherwise indicated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent liabilities, and the reported amounts of revenue and expenses. Key estimates include estimates related to variable consideration on contracts with customers, costs to complete fixed-price contracts, bonus and other incentive compensation, reserves for tax benefits and valuation allowances on deferred tax assets, collectability of receivables, valuation and useful lives of acquired tangible and intangible assets, impairment of goodwill and long-lived assets, and contingencies. Actual results experienced by the Company may differ from management’s estimates.

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three-month and the six-month periods ended June 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2023 and the notes thereto included in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

Segment Reporting

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07: Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements for public entities under the Accounting Standards Codification (“ASC”). ASU 2023-07 enhances the current segment reporting disclosures of Topic 280 by requiring disclosure of significant segment expenses that are regularly reviewed by the Chief Operating Decision Maker (the “CODM”), the amount and description of other segment items, and interim disclosures of each reportable segment’s profit or loss and assets. ASU 2023-07 also requires public entities that have a single reportable segment to provide all of the disclosures required in Topic 280, as amended. ASU 2023-07 is effective for the Company for the fiscal year ending December 31, 2024 and interim periods within the 2025 fiscal year on a retrospective basis, with early adoption permitted. The Company is currently evaluating the impact of the adoption of ASU 2023-07 but does not expect the adoption to have a material impact, if any, on the consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax rates and amounts paid by entities. ASU 2023-09 specifically requires all entities to disclose, on an annual basis, disaggregated domestic and foreign pre-tax income or loss from continuing operations and the disaggregated income tax expense or benefit by federal, state, and foreign components, and a tabular rate reconciliation, using both percentages and reporting currency amounts, of eight specific categories as well as any individual reconciling items that are equal to or greater than 5% of a threshold computed by multiplying pretax income or loss from continuing operations by the applicable federal rate. Additionally, the amendments also require disclosure of income taxes paid disaggregated by federal, state, and foreign jurisdictions as well as any individual jurisdictions over 5% of the total income taxes paid. ASU 2023-09 is effective for the Company for the fiscal year ending December 31, 2025, with early adoption permitted. The amendments may be adopted on a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2023-09 but does not expect the adoption to have a material impact, if any, on the consolidated financial statements.

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the six months ended June 30, 2024 and 2023:

	June 30, 2024		June 30, 2023
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$6,361	$4,056	$11,257	$6,972
Restricted cash	3,088	712	1,711	4,498
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$9,449	$4,768	$12,968	$11,470

NOTE 3 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	June 30, 2024	December 31, 2023
Billed and billable	$216,037	$210,919
Allowance for expected credit losses	(6,686)	(5,435)
Contract receivables, net	$209,351	$205,484

The Company sells certain billed contract receivables in accordance with its Master Receivables Purchase Agreement (the “MRPA”) with MUFG Bank, Ltd. (“MUFG”). The contract receivables that are sold without recourse and where the Company does not retain any ongoing financial interest in the transferred receivables, other than providing servicing activities, are accounted for as sales under ASC 860, Transfers and Servicing (“ASC 860”). Consequently, these contract receivables are derecognized from the Company’s consolidated balance sheets at the date of the sale, and the cash received from MUFG is presented as part of cash flows from operating activities.

The following is a reconciliation of billed contract receivables sold to MUFG that were eligible and accounted for as sales under ASC 860, including billed contract receivables sold to MUFC and collected from customers on behalf of MUFG during the six months ended June 30, 2024 and 2023, and the balance of billed contract receivables not yet collected from the customers as of June 30, 2024 and 2023, respectively:

	As of and for the Six Months Ended
	June 30, 2024	June 30, 2023
Beginning balance, billed contract receivables sold and not yet collected (1)	$21,302	$3,819
Billed contract receivables sold during the period (2)	315,553	66,402
Collections from customers during the period (2)	(302,174)	(42,575)
Ending balance, billed contract receivables sold and not yet collected (3)	$34,681	$27,646
(1)
The beginning balances represent billed contract receivables that were previously sold and derecognized by the Company but have not yet been collected from customers as of January 1, 2024 and 2023, respectively.
(2)
For the six months ended June 30, 2024 and 2023, the Company recorded net inflows of $13.4 million and $23.8 million, respectively, in its cash flows from operating activities from the sale of billed contract receivables.
(3)
The ending balances represent billed contract receivables that were sold and derecognized by the Company but have not yet been collected from customers as of June 30, 2024 and 2023, respectively.

The following is a reconciliation of cash collections from customers of billed contract receivables previously sold to MUFG that were eligible and accounted for as sales under ASC 860, including collections from customers on behalf of MUFG of previously sold billed contract receivables and remittances of cash collections to MUFG during the six months ended June 30, 2024 and 2023, and the balance of cash collected but not yet remitted to MUFG as of June 30, 2024 and 2023, respectively:

	As of and for the Six Months Ended
	June 30, 2024	June 30, 2023
Beginning balance, cash collected but not yet remitted to MUFG (1)	$21,796	$6,164
Collections from customers during the period (2)	302,174	42,575
Remittances to MUFG during the period (2)	(292,581)	(38,456)
Ending balance, cash collected but not yet remitted to MUFG (3)	$31,389	$10,283
(1)
The beginning balances represent cash collected from customers on behalf of MUFG for billed contract receivables that were previously sold and derecognized by the Company but have not yet been remitted to MUFG as of January 1, 2024 and 2023, respectively.
(2)
For the six-months period ended June 30, 2024 and 2023, the Company recorded net inflows of $9.6 million and $4.1 million, respectively, in its cash flows from operating activities from the collection of billed contract receivables that were sold but not yet remitted to MUFG.
(3)
The ending balances are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets.

The Company services the receivables sold by collecting cash and remitting it to MUFG. The related servicing fee received from MUFG was immaterial.

The aggregate impact of the sale of billed contract receivables on the Company’s operating cash flows was $23.0 million and $27.9 million for the six months ended June 30, 2024 and 2023, respectively.

The Company also sold certain billed contract receivables to MUFG that did not qualify as sales under ASC 860. Consequently, the cash received from and remitted back to MUFG is presented as cash from financing activities within “Proceeds from other short-term borrowings” and “Repayments of other short-term borrowings” on the Company’s consolidated statements of cash flows. At June 30, 2024 and December 31, 2023, the amounts due to MUFG for cash collected and not yet remitted for billed contract receivables sold that did not qualify as sales under ASC 860 totaled $1.8 million and $6.9 million, respectively. These amounts are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets.

NOTE 4 – LEASES

At June 30, 2024, the Company had operating and finance leases for facilities and equipment with remaining terms ranging from 1 to 14 years. Future minimum lease payments under non-cancellable operating and finance leases as of June 30, 2024 were as follows:

	Operating	Finance
June 30, 2025	$26,994	$3,041
June 30, 2026	24,991	3,041
June 30, 2027	21,069	3,041
June 29, 2028	17,027	3,022
June 30, 2029	14,877	2,967
Thereafter	124,121	1,482
Total future minimum lease payments	229,079	16,594
Less: Interest	(41,725)	(1,450)
Total lease liabilities	$187,354	$15,144

Lease liabilities - current	$21,176	$2,567
Lease liabilities - non-current	166,178	12,577
Total lease liabilities	$187,354	$15,144

NOTE 5 – DEBT

At June 30, 2024 and December 31, 2023, debt consisted of:

	June 30, 2024		December 31, 2023
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$200,250		$207,750
Delayed-Draw Term Loan		214,500		220,000
Revolving Credit		22,316		6,340
Total before debt issuance costs	6.8%	437,066	6.7%	434,090
Unamortized debt issuance costs		(3,131)		(3,683)
Total		$433,935		$430,407

	June 30, 2024	December 31, 2023
Current portion of long-term debt	$12,375	$26,000
Long-term debt - non-current	421,560	404,407
Total	$433,935	$430,407

As of June 30, 2024, the Company had $575.9 million of unused borrowing capacity under the $600.0 million revolving line of credit under a credit agreement with a group of lenders (the “Credit Facility”). The unused borrowing capacity is inclusive of outstanding letters of credit totaling $1.8 million. The average interest rate on borrowings under the Credit Facility was 6.8% for the six months ended June 30, 2024 and 6.7% for the twelve months ended December 31, 2023, respectively. Inclusive of the impact of floating-to-fixed interest rate swaps (see “Note 7 – Derivative Instruments and Hedging Activities”), the average interest rate was 5.5% for the six months ended June 30, 2024 and 5.6% for the twelve months ended December 31, 2023, respectively.

Future contractual repayments of debt principal are as follows:

Payments due by	Term Loan	Delayed-Draw Term Loan	Revolving Credit	Total
June 30, 2025	$—	$12,375	$—	$12,375
June 30, 2026	—	16,500	—	16,500
May 6, 2027 (Maturity)	200,250	185,625	22,316	408,191
Total	$200,250	$214,500	$22,316	$437,066

NOTE 6 – REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients into categories that depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic and business factors. Those categories are client market, client type, and contract mix.

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, infrastructure, and disaster recovery	$232,655	45%	$203,834	41%	$457,260	45%	$391,027	40%
Health and social programs	194,929	38%	205,530	41%	385,053	39%	408,239	41%
Security and other civilian & commercial	84,445	17%	90,721	18%	164,152	16%	184,101	19%
Total	$512,029	100%	$500,085	100%	$1,006,465	100%	$983,367	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$273,471	53%	$273,060	55%	$547,666	54%	$540,802	55%
U.S. state and local government	84,850	17%	81,054	16%	161,803	16%	156,296	16%
International government	28,696	6%	26,212	5%	53,959	6%	46,831	5%
Total Government	387,017	76%	380,326	76%	763,428	76%	743,929	76%
Commercial	125,012	24%	119,759	24%	243,037	24%	239,438	24%
Total	$512,029	100%	$500,085	100%	$1,006,465	100%	$983,367	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2024		2023		2024		2023
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$217,587	42%	$208,171	42%	$423,680	42%	$409,290	42%
Fixed-price	235,398	46%	225,731	45%	460,253	46%	444,637	45%
Cost-based	59,044	12%	66,183	13%	122,532	12%	129,440	13%
Total	$512,029	100%	$500,085	100%	$1,006,465	100%	$983,367	100%

Contract Assets and Liabilities

Contract assets consist of unbilled receivables on contracts where revenue recognized exceeds the amount billed. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized.

The following table summarizes the contract assets and liabilities as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Contract assets	$222,767	$201,832
Contract liabilities	(20,102)	(21,997)
Net contract assets (liabilities)	$202,665	$179,835

The increase in net contract assets (liabilities) is primarily due to the timing difference between the performance of services and billings to customers. During the six months ended June 30, 2024 and 2023, the Company recognized $15.2 million and $16.2 million in revenue related to the contract liabilities balance at December 31, 2023 and 2022, respectively.

Unfulfilled Performance Obligations

The Company had $1.4 billion in unfulfilled performance obligations (“UPO”) as of June 30, 2024. The Company expects to recognize the remaining UPO as revenue of approximately 25% by December 31, 2024, 58% by December 31, 2025, and the remainder thereafter.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At June 30, 2024, the Company had floating-to-fixed interest rate swap agreements for an aggregate notional amount of $275.0 million, of which $100.0 million will mature on February 28, 2025, $75.0 million will mature on February 28, 2028, and $100.0 million will mature on June 27, 2028. The Company has designated the swap agreements as cash flow hedges. See “Note 5 – Debt” for details on the impact of the swap agreements on the Company’s interest rates. See “Note 12 – Fair Value” for the fair value of these swaps.

NOTE 8 – INCOME TAXES

A reconciliation of the Company’s statutory rate to the effective tax rate for the three and six months ended June 30, 2024 and 2023 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.0%	5.8%	6.0%	5.8%
Executive compensation	1.7%	1.3%	1.7%	1.3%
Corporate-owned life insurance	(0.3%)	(0.2%)	(0.3%)	(0.3%)
Other permanent differences	0.6%	0.9%	0.4%	0.5%
Prior year tax adjustments	0.6%	(3.5%)	0.3%	(1.8%)
Capital loss	—	(21.3%)	—	(10.6%)
Valuation allowance	1.0%	1.4%	1.0%	1.2%
Equity-based compensation	—	—	(2.4%)	(2.1%)
Uncertain tax position	2.3%	—	2.3%	—
Tax credits	(6.6%)	(1.0%)	(6.6%)	(1.0%)
Effective tax rate	26.3%	4.4%	23.4%	14.0%

The uncertain tax position and tax credits recognized during the three and six months ended June 30, 2024 are both primarily related to the Research & Experimentation (“R&E”) credits.

The Company’s effective income tax rate was higher for the three months and six months ended June 30, 2024 as compared to 2023 primarily due to restructuring of the ownership of the Company’s Canadian entities for tax purposes during the second quarter of 2023 which reduced the Company’s 2023 effective tax rate.

NOTE 9 – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of June 30, 2024 and 2023 included the following:

	Three Months Ended June 30, 2024
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at March 31, 2024	$(14,117)	$2,916	$(11,201)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(334)	1,671	1,337
Amounts reclassified from accumulated other comprehensive (loss) income (1)	—	(1,661)	(1,661)
Effect of taxes	(12)	(7)	(19)
Total current period other comprehensive (loss) income	(346)	3	(343)
Accumulated other comprehensive (loss) income at June 30, 2024	$(14,463)	$2,919	$(11,544)

	Three Months Ended June 30, 2023
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreement and Other Adjustments	Total
Accumulated other comprehensive (loss) income at March 31, 2023	$(12,495)	$3,028	$(9,467)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	1,652	3,811	5,463
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1,778)	(1,778)
Effect of taxes	10	(544)	(534)
Total current period other comprehensive (loss) income	1,662	1,489	3,151
Accumulated other comprehensive (loss) income at June 30, 2023	$(10,833)	$4,517	$(6,316)

	Six Months Ended June 30, 2024
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at December 31, 2023	$(12,695)	$810	$(11,885)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(1,868)	6,260	4,392
Amounts reclassified from accumulated other comprehensive (loss) income (1)	—	(3,332)	(3,332)
Effect of taxes	100	(819)	(719)
Total current period other comprehensive (loss) income	(1,768)	2,109	341
Accumulated other comprehensive (loss) income at June 30, 2024	$(14,463)	$2,919	$(11,544)

	Six Months Ended June 30, 2023
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreement and Other Adjustments	Total
Accumulated other comprehensive (loss) income at December 31, 2022	$(14,056)	$5,923	$(8,133)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	3,405	1,279	4,684
Amounts reclassified from accumulated other comprehensive (loss) income	—	(3,198)	(3,198)
Effect of taxes	(182)	513	331
Total current period other comprehensive (loss) income	3,223	(1,406)	1,817
Accumulated other comprehensive (loss) income at June 30, 2023	$(10,833)	$4,517	$(6,316)

(1) The Company expects to reclassify $4.4 million of gains related to the Change in Fair Value of Interest Rate Hedge Agreements from accumulated other comprehensive loss into earnings during the next 12 months.

Share Repurchases

The Company repurchased shares under the $200.0 million share repurchase program authorized by the Company’s board of directors. In addition, the Company repurchased shares in connection with the vesting of restricted stock units (“RSUs”) granted to employees. Repurchases for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended June 30,
	2024		2023
	Shares	Amount Paid	Shares	Amount Paid
Share Repurchase Program	18,183	$2,687	—	$—
Vesting of RSUs	150	23	329	37
Total	18,333	$2,710	329	$37

	Six Months Ended June 30,
	2024		2023
	Shares	Amount Paid	Shares	Amount Paid
Share Repurchase Program	191,000	$26,519	180,000	$18,126
Vesting of RSUs	46,031	6,672	45,376	4,732
Total	237,031	$33,191	225,376	$22,858

NOTE 10 – STOCK-BASED COMPENSATION

The Company’s 2018 Amended and Restated Omnibus Incentive Plan (the “2018 A&R Omnibus Plan”) allows the Company to grant up to 2,050,000 total shares of common stock to officers, key employees, and non-employee directors. As of June 30, 2024, the Company had approximately 1,020,019 shares available for grant under the 2018 A&R Omnibus Plan.

The following awards were granted during the three and six months ended June 30, 2024 and 2023:

	Awards Granted		Average Grant Date Fair Value		Awards Granted		Average Grant Date Fair Value
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Employee Stock Awards	129	115	$150.60	$114.52	110,883	113,569	$156.18	$110.02
Cash-Settled RSUs	494	18,853	$150.60	$114.52	34,558	66,464	$152.56	$109.33
Total	623	18,968			145,441	180,033

The total stock-based compensation expense was $6.8 million and $12.7 million for the three and six months ended June 30, 2024, respectively, and $4.9 million and $10.8 million for the three and six months ended June 30, 2023, respectively. The unrecognized compensation expense at June 30, 2024 was $38.5 million, which is expected to vest over the next 1.7 years.

NOTE 11 – EARNINGS PER SHARE

The Company’s earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS (“U.S. GAAP Diluted EPS”) considers the potential dilution that could occur if the Company’s common stock options, RSUs, and performance share awards (“PSAs”) were exercised or converted into the Company’s common stock. PSAs are included in the computation of diluted shares only to the extent that the underlying performance conditions: (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method.

As of June 30, 2024, the PSAs granted during the year ended December 31, 2022 met the related performance conditions for the initial performance period and were included in the calculation of U.S. GAAP Diluted EPS. However, the PSAs granted during the year ended December 31, 2023 and during the six months ended June 30, 2024 have not yet completed their initial two-year performance period and therefore were excluded from the calculation of U.S. GAAP Diluted EPS.

EPS, including the dilutive effect of stock awards for each period reported is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net Income	$25,611	$20,312	$52,928	$36,710

Weighted-average number of basic shares outstanding during the period	18,738	18,791	18,748	18,785
Dilutive effect of stock awards	123	128	164	157
Weighted-average number of diluted shares outstanding during the period	18,861	18,919	18,912	18,942

Basic EPS	$1.37	$1.08	$2.82	$1.95
Diluted EPS	$1.36	$1.07	$2.80	$1.94

A total of 82,169 and 46,534 shares of restricted stock awards were excluded from the calculation of EPS for the three and six months ended June 30, 2024 because they were anti-dilutive. There were no shares excluded for the three months ended June 30, 2023, and 31 shares excluded for the six months ended June 30, 2023.

NOTE 12 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$4,392	$—	$4,392	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	282	—	282	Other assets
Company-owned life insurance policies	—	21,917	—	21,917	Other assets

Liabilities:
Interest rate swaps - long-term portion	$—	$712	$—	$712	Other long-term liabilities

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$4,820	$—	$4,820	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	398	—	398	Other assets
Company-owned life insurance policies	—	20,438	—	20,438	Other assets

Liabilities:
Interest rate swaps - long-term portion	$—	$4,184	$—	$4,184	Other long-term liabilities

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had open standby letters of credit totaling $1.8 million at both June 30, 2024 and December 31, 2023, respectively. Open standby letters of credit reduce the Company’s borrowing capacity under the Credit Facility.

Guarantees

At June 30, 2024 and December 31, 2023, the Company had $7.7 million and $7.9 million, respectively, of bank guarantees for facility leases and contract performance obligations.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

The table below sets forth select line items of our unaudited consolidated statements of comprehensive income, the percentage of revenue for these select items, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Three Months Ended June 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2024	2023	2024	2023	Dollars	Percent
Revenue	$512,029	$500,085	100.0%	100.0%	$11,944	2.4%
Direct Costs:
Direct labor and related fringe benefit costs	196,521	187,737	38.4%	37.5%	8,784	4.7%
Subcontractor and other direct costs	132,810	137,667	25.9%	27.5%	(4,857)	(3.5%)
Total Direct Costs	329,331	325,404	64.3%	65.1%	3,927	1.2%
Operating Costs and Expenses:
Indirect and selling expenses	127,091	126,522	24.8%	25.3%	569	0.4%
Depreciation and amortization	4,909	6,826	1.0%	1.4%	(1,917)	(28.1%)
Amortization of intangible assets	8,291	9,286	1.6%	1.9%	(995)	(10.7%)
Total Operating Costs and Expenses	140,291	142,634	27.4%	28.6%	(2,343)	(1.6%)
Operating Income	42,407	32,047	8.3%	6.3%	10,360	32.3%
Interest, net	(7,703)	(10,132)	(1.5%)	(2.0%)	2,429	(24.0%)
Other income (expense)	36	(677)	—	(0.1%)	713	(105.3%)
Income before Income Taxes	34,740	21,238	6.8%	4.2%	13,502	63.6%
Provision for Income Taxes	9,129	926	1.8%	0.2%	8,203	885.9%
Net Income	$25,611	$20,312	5.0%	4.0%	$5,299	26.1%

Revenue. The increase in revenue was driven by $5.2 million, $3.8 million, $2.5 million, and $0.4 million from our commercial, U.S. state and local government, international government, and U.S. federal government clients, respectively. Our revenue from client markets was impacted in varying amounts by our exit from the commercial marketing and events businesses during 2023. The following were changes in revenue from our various client markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery client market revenues increased $28.8 million, or 14.1%, in the second quarter of 2024 compared to 2023, driven primarily by increases of $19.8 million and $8.2 million from our commercial and U.S. federal government clients, respectively.
•
Health and Social Programs client market revenues decreased $10.6 million, or 5.2%, in the second quarter of 2024 compared to 2023. The decrease was driven by a decrease in subcontractor pass-through on several of our U.S. federal contracts and our exit from the commercial marketing business during 2023, resulting in decreases of $14.3 million and $2.7 million from our U.S. federal government and commercial clients, respectively, offset by increases of $3.6 million and $2.8 million from our U.S. state and local government and international government clients, respectively.
•
Security and Other Civilian & Commercial client market decreased $6.3 million, or 6.9%, in the second quarter of 2024 compared to 2023. The decrease was primarily driven by our exit from the commercial marketing and events businesses during 2023 resulting, in part, by decreases of $11.8 million and $1.0 million from commercial and international government clients, respectively, offset by an increase of $6.4 million from U.S. federal government clients.

Revenue for the three months ended June 30, 2024 includes subcontractor and other direct costs, which decreased $4.9 million, or 3.5%, from the second quarter of 2023 and totaled $132.8 million and $137.7 million for the three months ended June 30, 2024 and 2023, respectively, and the margin on such costs.

Direct Costs. The increase of $3.9 million in direct costs was driven by an increase in direct labor and related fringe benefit costs which reflected the growth in the business, offset by a decrease in subcontractor and other direct costs primarily as a result of our exit from the commercial marketing and events business during 2023. For the three months ended June 30, 2024 and 2023, direct labor and related fringe benefit costs as a percentage of direct costs were 59.7% and 57.7%, respectively, and subcontractor and other direct costs as a percentage of direct costs were 40.3% and 42.3%, respectively. As a percentage of revenue, direct labor and related fringe benefit costs were 38.4% and 37.5%, respectively, and subcontractor and other direct costs were 25.9% and 27.5%, respectively, for the three months ended June 30, 2024 and 2023. Total direct costs as a percentage of revenue were 64.3% for the three months ended June 30, 2024, compared to 65.1% for the three months ended June 30, 2023.

Indirect and selling expenses. For the three months ended June 30, 2024, our indirect and selling expenses increased slightly by $0.6 million, or 0.4%, compared to the prior year. As a result, our indirect and selling expenses as a percentage of revenue decreased to 24.8% for the three months ended June 30, 2024 from 25.3% for the three months ended June 30, 2023.

Depreciation and amortization. The decrease in depreciation and amortization was primarily due to fewer capital assets as a result of the divestiture of our U.S. commercial marketing business in the third quarter of 2023.

Amortization of intangible assets. The decrease in amortization of intangible assets was primarily due to the divestiture of our U.S. commercial marketing business in the third quarter of 2023 that resulted in fewer intangible assets in the second quarter of 2024 compared to 2023.

Interest, net. The decrease of $2.4 million in interest, net, was primarily from a decrease of our average debt balance to $493.7 million for the three months ended June 30, 2024, compared to $668.8 million for the same period in 2023, as well as an increase in utilization of our Master Receivables Purchase Agreement (the “MRPA”) with MUFG Bank, Ltd. (“MUFG”). Use of floating-to-fixed interest rate swap agreements to hedge the variable interest portion of our debt reduced our interest expense by $1.7 million compared to $1.8 million for the same period in 2023. Inclusive of the impact of the swap agreements, our interest expense for the three months ended June 30, 2024 was $6.7 million compared to $9.4 million for 2023 and our interest rate inclusive of the swap agreements was 5.3% for the three months ended June 30, 2024 compared to 5.5% for 2023.

Other income (expense). The change in other income (expense) was primarily due to the impact of changes in foreign currency exchange rates.

Provision for Income Taxes. Our effective income tax rate for the three months ended June 30, 2024 and 2023 was 26.3% and 4.4%, respectively. The increase in the effective income tax rate was primarily due to the impact of tax planning strategy regarding the ownership structure of our Canadian subsidiaries implemented during the second quarter of 2023.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

The table below sets forth select line items of our unaudited consolidated statements of comprehensive income, the percentage of revenue for these select items, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Six Months Ended June 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2024	2023	2024	2023	Dollars	Percent
Revenue	$1,006,465	$983,367	100.0%	100.0%	$23,098	2.3%
Direct Costs:
Direct labor and related fringe befit costs	386,544	368,324	38.4%	37.5%	18,220	4.9%
Subcontractor and other direct costs	253,320	269,645	25.2%	27.4%	(16,325)	(6.1%)
Total Direct Costs	639,864	637,969	63.6%	64.9%	1,895	0.3%
Operating Costs and Expenses:
Indirect and selling expenses	256,185	250,255	25.5%	25.4%	5,930	2.4%
Depreciation and amortization	10,483	13,135	1.0%	1.3%	(2,652)	(20.2%)
Amortization of intangible assets	16,582	18,510	1.6%	1.9%	(1,928)	(10.4%)
Total Operating Costs and Expenses	283,250	281,900	28.1%	28.6%	1,350	0.5%
Operating Income	83,351	63,498	8.3%	6.5%	19,853	31.3%
Interest, net	(15,941)	(19,589)	(1.5%)	(1.9%)	3,648	(18.6%)
Other income	1,666	(1,235)	0.2%	(0.1%)	2,901	(234.9%)
Income before Income Taxes	69,076	42,674	7.0%	4.5%	26,402	61.9%
Provision for Income Taxes	16,148	5,964	1.6%	0.6%	10,184	170.8%
Net Income	$52,928	$36,710	5.4%	3.9%	$16,218	44.2%

Revenue. The increase in revenue was driven by $7.1 million, $6.9 million, $5.5 million, and $3.6 million from international government, U.S. federal government, U.S. state and local government, and commercial clients, respectively. Our revenue from client markets was impacted in varying amounts by our exit from the commercial marketing and events businesses during 2023. The following were changes in revenue from our various client markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery client market revenues increased $66.2 million, or 16.9%, in 2024 compared to 2023, driven primarily by $44.1 million and $17.9 million from our commercial and U.S. federal government clients, respectively.
•
Health and Social Programs client market revenues decreased $23.2 million, or 5.7%, in 2024 compared to 2023. This was primarily driven by a decrease in subcontractor pass-throughs on several of our U.S. federal contracts and our exit from the commercial marketing business during 2023, resulting in decreases of $22.7 million and $11.5 million from our U.S. federal government and commercial client markets, respectively, offset by increases of $6.9 million and $4.1 million from our international government and U.S. state and local government clients, respectively.
•
Security and Other Civilian & Commercial client market decreased $19.9 million, or 10.8%, in 2024 compared to 2023. The decrease was primarily driven by our exit from the commercial marketing and events business during 2023 resulting, in part, by decreases of $29.0 million and $2.6 million from our commercial and international client markets, respectively, partially offset by increases of $11.6 million from our U.S. federal government clients.

Revenue for the six months ended June 30, 2024 includes subcontractor and other direct costs, which decreased $16.3 million, or 6.1%, and totaled $253.3 million and $269.6 million for the six months ended June 30, 2024 and 2023, respectively, and the margin on such costs.

Direct Costs. The increase in direct costs was driven by an increase in direct labor and related fringe benefit costs which reflected the growth in the business, and offset by a decrease in subcontractor and other direct costs, primarily as a result of our exit from the commercial marketing and events business during 2023. For the six months ended June 30, 2024 and 2023, direct labor and related fringe benefit costs as a percentage of direct costs were 60.4% and 57.7%, respectively, and subcontractor and other direct costs as a percentage of total direct costs were 39.6% and 42.3%, respectively. As a percentage of revenue, direct labor and related fringe benefit costs were 38.4% and 37.5%, respectively, and subcontractor and other direct costs were 25.2% and 27.4% respectively, for the six months ended June 30, 2024 and 2023. Total direct costs as a percentage of revenue were 63.6% for the six months ended June 30, 2024, compared to 64.9% for the six months ended June 30, 2023.

Indirect and selling expenses. The increase in indirect and selling expenses of $5.9 million, or 2.4%, was primarily due to higher compensation costs offset by lower general and administrative costs for the six months ended June 30, 2024 compared to 2023. However, indirect and selling expenses as a percentage of revenue were consistent at 25.5% for the six months ended June 30, 2024 compared to 25.4% for 2023.

Depreciation and amortization. The decrease in our depreciation and amortization was primarily due to fewer capital assets as a result of the divestiture of our U.S. commercial marketing business in the third quarter of 2023.

Amortization of intangible assets. The decrease in amortization of intangible assets was primarily due to fewer intangible assets as a result of the divestiture of our U.S. commercial marketing business in the third quarter of 2023.

Interest, net. The decrease in interest, net, was primarily from a decrease of our average debt balance to $501.3 million for the six months ended June 30, 2024 compared to $651.6 million for the same period in 2023, as well as an increase in the utilization of the MRPA. Use of floating-to-fixed interest rate swap agreements to hedge the variable interest portion of our debt reduced our interest expense by $3.3 million compared to $3.1 million for the same period in 2023. Inclusive of the impact of the swap agreements, our interest expense for the six months ended June 30, 2024 was $13.9 million compared to $18.1 million for 2023 and our interest rate inclusive of the swap agreements was 5.5% for both the six months ended June 30, 2024 and 2023, respectively.

Other income (expense). The change in other income (expense) included a gain of $1.7 million during the six months ended June 30, 2024 that was recognized after the release of an escrow originating from the 2023 divestiture of our U.S. commercial marketing business, and to a lesser degree the impact of changes in foreign currency exchange rates.

Provision for Income Taxes. Our effective income tax rate for the six months ended June 30, 2024 and 2023 was 23.4% and 14.0%, respectively. The change was primarily due to the impact of a tax planning strategy regarding the ownership structure of our Canadian subsidiaries implemented during 2023.

NON-GAAP MEASURES

The following tables provide reconciliations of financial measures that are not calculated in accordance with generally accepted accounting principles in the U.S. to their most comparable U.S. GAAP measures (“non-GAAP”). While we believe that these non-GAAP financial measures provide additional information to investors and may be useful in evaluating our financial information and assessing ongoing trends to better understand our operations, they should be considered supplemental in nature and not as a substitute for financial information prepared in accordance with U.S. GAAP. Other companies may define similarly titled non-GAAP measures differently, thus limiting their use for comparability.

EBITDA and Adjusted EBITDA

Earnings before interest, tax, and depreciation and amortization (“EBITDA”) is a measure we use to evaluate operating performance. Adjusted EBITDA is EBITDA further adjusted to eliminate the impact of certain items that we do not consider to be indicative of the performance of our ongoing operations (“Adjusted EBITDA”). We evaluate these adjustments on an individual basis based on both the quantitative and qualitative aspects of the item, including their size and nature, as well as whether we expect them to recur as part of our normal business on a regular basis.

EBITDA and Adjusted EBITDA are not intended to be measures of free cash flow as these measures do not include certain cash requirements such as interest payments, tax payments, capital expenditures, and debt service.

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2024	2023	2024	2023
Net income	$25,611	$20,312	$52,928	$36,710
Interest, net	7,703	10,132	15,941	19,589
Provision for income taxes	9,129	926	16,148	5,964
Depreciation and amortization	13,200	16,112	27,065	31,645
EBITDA	55,643	47,482	112,082	93,908
Impairment of long-lived assets (1)	—	—	—	894
Acquisition and divestiture-related expenses (2)	—	2,103	66	2,906
Severance and other costs related to staff realignment (3)	370	1,365	735	3,860
Charges for facility consolidations and office closures (4)	—	—	—	359
Pre-tax gain from divestiture of a business (5)	—	—	(1,715)	—
Total Adjustments	370	3,468	(914)	8,019
Adjusted EBITDA	$56,013	$50,950	$111,168	$101,927

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

The following table presents a reconciliation of U.S. GAAP Diluted EPS to Non-GAAP Diluted EPS for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
U.S. GAAP Diluted EPS	$1.36	$1.07	$2.80	$1.94
Impairment of long-lived assets	—	—	—	0.05
Acquisition and divestiture-related expenses	—	0.11	—	0.15
Severance and other costs related to staff realignment	0.02	0.07	0.04	0.20
Expenses related to facility consolidations and office closures (1)	—	—	0.04	0.02
Pre-tax gain from divestiture of a business	—	—	(0.09)	—
Amortization of intangibles	0.44	0.49	0.88	0.98
Income tax effects of the adjustments (2)	(0.13)	(0.17)	(0.21)	(0.34)
Non-GAAP Diluted EPS	$1.69	$1.57	$3.46	$3.00

(1)
These are exit costs related to actual office closures (previously included in Adjusted EBITDA) and accelerated depreciation related to fixed assets for planned office closures.
(2)
Income tax effects were calculated using the effective tax rate, adjusted for certain discrete items, if any, of 26.3% and 25.6% for the three months ended June 30, 2024 and 2023, respectively, and 23.4% and 24.6% for the six months ended June 30, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. In addition to cash and cash equivalents on hand and cash generated from operations, our primary source of liquidity is from our Credit Facility with a syndicate of multiple commercial banks, as described in “Note 5 – Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. As of June 30, 2024, we had $575.9 million available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program.

We have entered into floating-to-fixed interest rate swap agreements for a total notional value of $275.0 million to hedge a portion of our floating-rate Credit Facility. The swap agreements will expire in 2025 and 2028, respectively, and we may consider entering into additional swap agreements as these existing hedges expire. As of June 30, 2024, the percentage of our fixed-rate debt to floating-rate debt was 63%.

There are other conditions, such as the ongoing wars in Ukraine and the Middle East, and the sustained increase in inflation, both in the U.S. and globally, that create uncertainty in the global economy, which in turn may impact, among other things, our ability to generate positive cash flows from operations and our ability to successfully execute and fund key initiatives. However, our current belief is that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund ongoing operations, customary capital expenditures, quarterly cash dividends, share repurchases, and organic growth. Additionally, we continuously analyze our capital structure to ensure we have capital to fund future strategic acquisitions.

We continuously monitor the state of the financial markets to assess the availability of borrowing capacity under the Credit Facility and the cost of additional capital from both debt and equity markets. At present, we believe we will be able to continue to access these markets at commercially reasonable terms and conditions if we need additional capital in the near term.

Dividends. We have historically paid quarterly cash dividends to our shareholders of record at $0.14 per share. Total dividend payments during the six months ended June 30, 2024 were $5.3 million.

Cash dividends declared thus far in 2024 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 27, 2024	$0.14	March 22, 2024	April 12, 2024
May 2, 2024	$0.14	June 7, 2024	July 12, 2024
August 1 , 2024	$0.14	September 6, 2024	October 11, 2024

Cash Flow. The following table sets forth our sources and uses of cash for the six months ended June 30, 2024 and 2023:

	Six Months Ended
	June 30,
(in thousands)	2024	2023
Net Cash Provided by Operating Activities	$50,635	$19,879
Net Cash Used in Investing Activities	(8,677)	(45,803)
Net Cash (Used in) Provided by Financing Activities	(46,508)	24,247
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(131)	179
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(4,681)	$(1,498)

Cash provided by operating activities increased by $30.8 million to $50.6 million as a result of higher net income, the favorable impact of working capital changes, and the timing of servicing the receivables sold to MUFG under the MRPA. See “Note 3 – Contract Receivables, Net” in the “Notes to Consolidated Financial Statements” in this Quarterly Report for additional details on the sale of receivables under the MRPA.

Cash used in investing activities decreased by $37.1 million due to reduced capital expenditures, timing of acquisitions, and cash received in connection with the 2023 divestiture of our U.S. commercial marketing business.

Cash used in financing activities increased by $70.8 million, due to reduced net borrowings primarily from our Credit Facility and an increase in share repurchases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934) and have concluded that as of June 30, 2024, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended June 30, 2024, we repurchased 18,183 shares under our share repurchase program at an aggregate purchase price of $2.7 million. As of June 30, 2024, $67.2 million of repurchase authority remained available for share repurchases.

Repurchases of Equity Securities. The following table summarizes the share repurchase activity for the three months ended June 30, 2024 for our share repurchase program and shares purchased in satisfaction of employee tax withholding obligations related to the settlement of restricted stock units.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	18,183	$147.79	18,183	$67,217,536
May 1 - May 31	150	$150.82	—	$67,217,536
June 1 - June 30	—	$—	—	$67,217,536
Total	18,333	$147.82	18,183
(1)
The total number of shares purchased includes shares repurchased pursuant to our share repurchase program described further in footnote (2) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended June 30, 2024, we repurchased 18,183 shares under the stock repurchase program at an average price of $147.79 and 150 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $150.82 per share.
(2)
The current share repurchase program authorizes share repurchases in the aggregate up to $200.0 million. Our Credit Facility permits annual share repurchases of at least $25.0 million provided that the Company is not in default of its covenants, and higher amounts provided that our Consolidated Leverage Ratio prior to and after giving effect to such repurchases is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.00 million.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

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

ICF INTERNATIONAL, INC.

August 2, 2024	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

August 2, 2024	By:	/s/ Barry Broadus
Barry Broadus
Chief Financial Officer (Principal Financial Officer)