Form 10-Q
period 2024-09-30
ICF International, Inc.
filed 2024-11-01
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of October 25, 2024, there were 18,762,710 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2024

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	September 30, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$6,911	$6,361
Restricted cash	724	3,088
Contract receivables, net	212,412	205,484
Contract assets	237,742	201,832
Prepaid expenses and other assets	24,785	28,055
Income tax receivable	10,541	2,337
Total Current Assets	493,115	447,157
Property and Equipment, net	71,299	75,948
Other Assets:
Goodwill	1,221,437	1,219,476
Other intangible assets, net	70,030	94,904
Operating lease - right-of-use assets	122,543	132,807
Other assets	49,754	41,480
Total Assets	$2,028,178	$2,011,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$13,750	$26,000
Accounts payable	121,093	134,503
Contract liabilities	17,176	21,997
Operating lease liabilities	21,204	20,409
Finance lease liabilities	2,590	2,522
Accrued salaries and benefits	91,103	88,021
Accrued subcontractors and other direct costs	55,600	45,645
Accrued expenses and other current liabilities	85,274	79,129
Total Current Liabilities	407,790	418,226
Long-term Liabilities:
Long-term debt	405,396	404,407
Operating lease liabilities - non-current	160,926	175,460
Finance lease liabilities - non-current	11,922	13,874
Deferred income taxes	5,982	26,175
Other long-term liabilities	59,845	56,045
Total Liabilities	1,051,861	1,094,187

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 24,138,735 and 23,982,132 shares issued at September 30, 2024 and December 31, 2023, respectively; 18,762,710 and 18,845,521 shares outstanding at September 30, 2024 and December 31, 2023, respectively	24	24
Additional paid-in capital	436,671	421,502
Retained earnings	852,835	775,099
Treasury stock, 5,376,025 and 5,136,611 shares at September 30, 2024 and December 31, 2023, respectively	(300,718)	(267,155)
Accumulated other comprehensive loss	(12,495)	(11,885)
Total Stockholders’ Equity	976,317	917,585
Total Liabilities and Stockholders’ Equity	$2,028,178	$2,011,772

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2024	2023	2024	2023
Revenue	$516,998	$501,519	$1,523,463	$1,484,886
Direct Costs	325,047	323,504	964,911	961,473
Operating costs and expenses:
Indirect and selling expenses	132,816	131,553	389,001	381,808
Depreciation and amortization	4,820	5,917	15,303	19,052
Amortization of intangible assets	8,291	8,644	24,873	27,154
Total operating costs and expenses	145,927	146,114	429,177	428,014
Operating income	46,024	31,901	129,375	95,399
Interest, net	(7,195)	(10,557)	(23,136)	(30,146)
Other (expense) income	(899)	2,736	767	1,501
Income before income taxes	37,930	24,080	107,006	66,754
Provision for income taxes	5,251	340	21,399	6,304
Net income	$32,679	$23,740	$85,607	$60,450

Earnings per Share:
Basic	$1.74	$1.26	$4.57	$3.22
Diluted	$1.73	$1.25	$4.53	$3.19

Weighted-average Shares:
Basic	18,760	18,815	18,752	18,795
Diluted	18,910	18,974	18,915	18,958

Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42

Other comprehensive loss, net of tax	(951)	(4,053)	(610)	(2,236)
Comprehensive income, net of tax	$31,728	$19,687	$84,997	$58,214

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2024	18,846	$24	$421,502	$775,099	5,136	$(267,155)	$(11,885)	$917,585
Net income	—	—	—	27,317	—	—	—	27,317
Other comprehensive income	—	—	—	—	—	—	684	684
Equity compensation	—	—	3,551	—	—	—	—	3,551
Exercise of stock options	2	—	107	—	—	—	—	107
Issuance of shares pursuant to vesting of restricted stock units	125	—	—	—	—	—	—	—
Payments for share repurchases	(218)	—	—	—	218	(30,475)	—	(30,475)
Dividends declared	—	—	—	(2,620)	—	—	—	(2,620)
Balance at March 31, 2024	18,755	$24	$425,160	$799,796	5,354	$(297,630)	$(11,201)	$916,149
Net income	—	—	—	25,611	—	—	—	25,611
Other comprehensive loss	—	—	—	—	—	—	(343)	(343)
Equity compensation	—	—	4,674	—	—	—	—	4,674
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	21	—	2,568	—	—	—	—	2,568
Payments for share repurchases	(19)	—	—	—	19	(2,711)	—	(2,711)
Dividends declared	—	—	—	(2,623)	—	—	—	(2,623)
Balance at June 30, 2024	18,757	$24	$432,402	$822,784	5,373	$(300,341)	$(11,544)	$943,325
Net income	—	—	—	32,679	—	—	—	32,679
Other comprehensive loss	—	—	—	—	—	—	(951)	(951)
Equity compensation	—	—	4,269	—	—	—	—	4,269
Issuance of shares pursuant to vesting of restricted stock units	8	—	—	—	—	—	—	—
Payments for share repurchases	(3)	—	—	—	3	(377)	—	(377)
Dividends declared	—	—	—	(2,628)	—	—	—	(2,628)
Balance at September 30, 2024	18,762	$24	$436,671	$852,835	5,376	$(300,718)	$(12,495)	$976,317

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2023	18,883	$23	$401,957	$703,030	4,906	$(243,666)	$(8,133)	$853,211
Net income	—	—	—	16,398	—	—	—	16,398
Other comprehensive loss	—	—	—	—	—	—	(1,334)	(1,334)
Equity compensation	—	—	3,750	—	—	—	—	3,750
Exercise of stock options	4	—	111	—	—	—	—	111
Issuance of shares pursuant to vesting of restricted stock units	126	1	—	—	—	—	—	1
Payments for share repurchases	(225)	—	—	—	225	(22,815)	—	(22,815)
Dividends declared	—	—	—	(2,633)	—	—	—	(2,633)
Balance at March 31, 2023	18,788	$24	$405,818	$716,795	5,131	$(266,481)	$(9,467)	$846,689
Net income	—	—	—	20,312	—	—	—	20,312
Other comprehensive income	—	—	—	—	—	—	3,151	3,151
Equity compensation	—	—	2,938	—	—	—	—	2,938
Exercise of stock options	4	—	167	—	—	—	—	167
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	23	—	2,264	—	—	—	—	2,264
Payments for share repurchases	—	—	—	—	—	(37)	—	(37)
Dividends declared	—	—	—	(2,639)	—	—	—	(2,639)
Balance at June 30, 2023	18,815	$24	$411,187	$734,468	5,131	$(266,518)	$(6,316)	$872,845
Net income	—	—	—	23,740	—	—	—	23,740
Other comprehensive loss	—	—	—	—	—	—	(4,053)	(4,053)
Equity compensation	—	—	3,446	—	—	—	—	3,446
Issuance of shares pursuant to vesting of restricted stock units	2	—	—	—	—	—	—	—
Payments for share repurchases	—	—	—	—	—	(12)	—	(12)
Dividends declared	—	—	—	(2,636)	—	—	—	(2,636)
Balance at September 30, 2023	18,817	$24	$414,633	$755,572	5,131	$(266,530)	$(10,369)	$893,330

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Cash Flows from Operating Activities
Net income	$85,607	$60,450
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	3,176	691
Deferred income taxes and unrecognized income tax benefits	(16,957)	(3,533)
Non-cash equity compensation	12,494	10,134
Depreciation and amortization	40,177	46,207
Gain on divestiture of a business	(2,009)	(4,302)
Other operating adjustments, net	2,206	2,563
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(40,155)	(52,010)
Contract receivables	(9,634)	12,087
Prepaid expenses and other assets	(434)	11,893
Operating lease assets and liabilities, net	(3,065)	3,897
Accounts payable	(13,402)	(13,333)
Accrued salaries and benefits	2,889	(8,521)
Accrued subcontractors and other direct costs	9,660	(3,353)
Accrued expenses and other current liabilities	16,979	(18,727)
Income tax receivable and payable	(9,574)	450
Other liabilities	(1,774)	959
Net Cash Provided by Operating Activities	76,184	45,552

Cash Flows from Investing Activities
Payments for purchase of property and equipment and capitalized software	(15,559)	(17,876)
Payments for business acquisitions, net of cash acquired	—	(32,664)
Proceeds from divestiture of a business	1,985	47,151
Net Cash Used in Investing Activities	(13,574)	(3,389)

Cash Flows from Financing Activities
Advances from working capital facilities	917,953	972,266
Payments on working capital facilities	(930,043)	(995,244)
Proceeds from other short-term borrowings	43,735	25,394
Repayments of other short-term borrowings	(53,280)	(18,845)
Receipt of restricted contract funds	1,275	6,412
Payment of restricted contract funds	(3,586)	(7,042)
Dividends paid	(7,880)	(7,903)
Net payments for stock issuances and share repurchases	(30,995)	(20,601)
Other financing, net	(1,777)	(1,501)
Net Cash Used in Financing Activities	(64,598)	(47,064)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	174	(213)

Decrease in Cash, Cash Equivalents, and Restricted Cash	(1,814)	(5,114)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	9,449	12,968
Cash, Cash Equivalents, and Restricted Cash, End of Period	$7,635	$7,854

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$24,388	$29,173
Income taxes	$50,382	$12,604

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

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three-month and the nine-month periods ended September 30, 2024 and 2023 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2023 and the notes thereto included in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

Segment Reporting

In November 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-07: Improvements to Reportable Segment Disclosures to update reportable segment disclosure requirements for public entities under the Accounting Standards Codification (“ASC”). ASU 2023-07 enhances the current segment reporting disclosures of Topic 280 by requiring disclosure of significant segment expenses that are regularly reviewed by the Chief Operating Decision Maker (the “CODM”), the amount and description of other segment items, and interim disclosures of each reportable segment’s profit or loss and assets. ASU 2023-07 also requires public entities that have a single reportable segment to provide all of the disclosures required in Topic 280, as amended. ASU 2023-07 is effective for the Company for the fiscal year ending December 31, 2024 and interim periods within the 2025 fiscal year on a retrospective basis, with early adoption permitted. The Company expects to adopt the amendments of ASU 2023-07 for the fiscal year ending December 31, 2024, but does not expect the adoption to have a material impact, if any, on the consolidated financial statements.

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

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets for the periods presented to the total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the nine months ended September 30, 2024 and 2023:

	September 30, 2024		September 30, 2023
	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$6,361	$6,911	$11,257	$5,084
Restricted cash	3,088	724	1,711	2,770
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$9,449	$7,635	$12,968	$7,854

NOTE 3 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	September 30, 2024	December 31, 2023
Billed and billable	$220,690	$210,919
Allowance for expected credit losses	(8,278)	(5,435)
Contract receivables, net	$212,412	$205,484

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

The following is a reconciliation of billed contract receivables sold to MUFG that were eligible and accounted for as sales under ASC 860, including billed contract receivables sold to MUFG and collected from customers on behalf of MUFG during the nine months ended September 30, 2024 and 2023, and the balance of billed contract receivables not yet collected from customers as of September 30, 2024 and 2023, respectively:

	As of and for the Nine Months Ended
	September 30, 2024	September 30, 2023
Beginning balance, billed contract receivables sold and not yet collected (1)	$21,302	$3,819
Billed contract receivables sold during the period (2)	482,469	159,480
Collections from customers during the period (2)	(473,037)	(131,580)
Ending balance, billed contract receivables sold and not yet collected (3)	$30,735	$31,719
(1)
The beginning balances represent billed contract receivables that were previously sold and derecognized by the Company but have not yet been collected from customers as of January 1, 2024 and 2023, respectively.
(2)
For the nine months ended September 30, 2024 and 2023, the Company recorded net inflows of $9.4 million and $27.9 million, respectively, in its cash flows from operating activities from the sale of billed contract receivables.
(3)
The ending balances represent billed contract receivables that were sold and derecognized by the Company but have not yet been collected from customers as of September 30, 2024 and 2023, respectively.

The following is a reconciliation of cash collections from customers of billed contract receivables previously sold to MUFG that were eligible and accounted for as sales under ASC 860, including collections from customers on behalf of MUFG of previously sold billed contract receivables and remittances of cash collections to MUFG during the nine months ended September 30, 2024 and 2023, and the balance of cash collected but not yet remitted to MUFG as of September 30, 2024 and 2023, respectively:

	As of and for the Nine Months Ended
	September 30, 2024	September 30, 2023
Beginning balance, cash collected but not yet remitted to MUFG (1)	$21,796	$6,164
Collections from customers during the period (2)	473,037	131,580
Remittances to MUFG during the period (2)	(463,558)	(127,303)
Ending balance, cash collected but not yet remitted to MUFG (3)	$31,275	$10,441
(1)
The beginning balances represent cash collected from customers on behalf of MUFG for billed contract receivables that were previously sold and derecognized by the Company but have not yet been remitted to MUFG as of January 1, 2024 and 2023, respectively.
(2)
For the nine months ended September 30, 2024 and 2023, the Company recorded net inflows of $9.5 million and $4.3 million, respectively, in its cash flows from operating activities from the collection of billed contract receivables that were sold but not yet remitted to MUFG.
(3)
The ending balances are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets.

The Company services the receivables sold by collecting cash and remitting it to MUFG. The related servicing fee received from MUFG was immaterial.

The aggregate impact of the sale of billed contract receivables on the Company’s operating cash flows was $18.9 million and $32.2 million for the nine months ended September 30, 2024 and 2023, respectively.

The Company also sold certain billed contract receivables to MUFG that did not qualify as sales under ASC 860. Consequently, the cash received from and remitted back to MUFG is presented as cash from financing activities within “Proceeds from other short-term borrowings” and “Repayments of other short-term borrowings” on the Company’s consolidated statements of cash flows.

At September 30, 2024 and December 31, 2023, the amounts due to MUFG for cash collected and not yet remitted for billed contract receivables sold that did not qualify as sales under ASC 860 totaled $2.7 million and $6.9 million, respectively. These amounts are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets.

NOTE 4 – LEASES

At September 30, 2024, the Company had operating and finance leases for facilities and equipment with remaining terms ranging from 1 to 14 years. Future minimum lease payments under non-cancellable operating and finance leases as of September 30, 2024 were as follows:

	Operating	Finance
September 30, 2025	$27,037	$3,041
September 30, 2026	23,268	3,041
September 30, 2027	20,171	3,041
September 29, 2028	16,515	3,004
September 30, 2029	14,065	2,967
Thereafter	121,325	741
Total future minimum lease payments	222,381	15,835
Less: Interest	(40,251)	(1,323)
Total lease liabilities	$182,130	$14,512

Lease liabilities - current	$21,204	$2,590
Lease liabilities - non-current	160,926	11,922
Total lease liabilities	$182,130	$14,512

NOTE 5 – DEBT

At September 30, 2024 and December 31, 2023, debt consisted of:

	September 30, 2024		December 31, 2023
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$200,250		$207,750
Delayed-Draw Term Loan		211,750		220,000
Revolving Credit		10,000		6,340
Total before debt issuance costs	6.8%	422,000	6.7%	434,090
Unamortized debt issuance costs		(2,854)		(3,683)
Total		$419,146		$430,407

	September 30, 2024	December 31, 2023
Current portion of long-term debt	$13,750	$26,000
Long-term debt - non-current	405,396	404,407
Total	$419,146	$430,407

As of September 30, 2024, the Company had $588.2 million of unused borrowing capacity under the $600.0 million revolving line of credit under a credit agreement with a group of lenders (the “Credit Facility”). The unused borrowing capacity is inclusive of outstanding letters of credit totaling $1.8 million. The average interest rate on borrowings under the Credit Facility was 6.8% for the nine months ended September 30, 2024 and 6.7% for the twelve months ended December 31, 2023, respectively. Inclusive of the impact of floating-to-fixed interest rate swaps (see “Note 7 – Derivative Instruments and Hedging Activities”), the average interest rate was 5.4% for the nine months ended September 30, 2024 and 5.6% for the twelve months ended December 31, 2023, respectively.

Future contractual repayments of debt principal are as follows:

Payments due by	Term Loan	Delayed-Draw Term Loan	Revolving Credit	Total
September 30, 2025	$—	$13,750	$—	$13,750
September 30, 2026	—	16,500	—	16,500
May 6, 2027 (Maturity)	200,250	181,500	10,000	391,750
Total	$200,250	$211,750	$10,000	$422,000

NOTE 6 – REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients into categories that depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic and business factors. Those categories are client market, client type, and contract mix.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, infrastructure, and disaster recovery	$236,039	46%	$204,740	41%	$693,229	46%	$595,769	40%
Health and social programs	196,586	38%	209,760	42%	582,191	38%	617,997	42%
Security and other civilian & commercial	84,373	16%	87,019	17%	248,043	16%	271,120	18%
Total	$516,998	100%	$501,519	100%	$1,523,463	100%	$1,484,886	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$282,022	55%	$279,314	56%	$829,688	55%	$820,116	55%
U.S. state and local government	78,883	15%	76,594	15%	240,685	16%	233,264	16%
International government	26,871	5%	27,547	5%	80,831	5%	74,378	5%
Total Government	387,776	75%	383,455	76%	1,151,204	76%	1,127,758	76%
Commercial	129,222	25%	118,064	24%	372,259	24%	357,128	24%
Total	$516,998	100%	$501,519	100%	$1,523,463	100%	$1,484,886	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2024		2023		2024		2023
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$220,564	43%	$206,622	41%	$644,822	42%	$615,902	41%
Fixed-price	236,538	46%	223,338	45%	696,211	46%	667,982	45%
Cost-based	59,896	11%	71,559	14%	182,430	12%	201,002	14%
Total	$516,998	100%	$501,519	100%	$1,523,463	100%	$1,484,886	100%

Contract Assets and Liabilities

Contract assets consist of unbilled receivables on contracts where revenue recognized exceeds the amount billed. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized.

The following table summarizes the contract assets and liabilities as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
Contract assets	$237,742	$201,832
Contract liabilities	(17,176)	(21,997)
Net contract assets (liabilities)	$220,566	$179,835

The increase in net contract assets (liabilities) is primarily due to the timing difference between the performance of services and billings to customers. During the nine months ended September 30, 2024 and 2023, the Company recognized $17.1 million and $17.3 million in revenue related to the contract liabilities balance at December 31, 2023 and 2022, respectively.

Unfulfilled Performance Obligations

The Company had $1.4 billion in unfulfilled performance obligations (“UPO”) as of September 30, 2024. The Company expects to recognize the remaining UPO as revenue of approximately 8% by December 31, 2024, 65% by December 31, 2025, and the remainder thereafter.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At September 30, 2024, the Company had floating-to-fixed interest rate swap agreements for an aggregate notional amount of $275.0 million, of which $100.0 million will mature on February 28, 2025, $75.0 million will mature on February 28, 2028, and $100.0 million will mature on June 27, 2028. The Company has designated the swap agreements as cash flow hedges. See “Note 5 – Debt” for details on the impact of the swap agreements on the Company’s interest rates. See “Note 12 – Fair Value” for the fair value of these swaps.

NOTE 8 – INCOME TAXES

A reconciliation of the Company’s statutory rate to the effective tax rate for the three and nine months ended September 30, 2024 and 2023 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.0%	5.8%	6.0%	5.8%
Executive compensation	1.6%	1.4%	1.6%	1.4%
Corporate-owned life insurance	(0.5%)	(0.2%)	(0.5%)	(0.2%)
Other permanent differences	0.4%	0.4%	0.4%	0.3%
Prior year tax adjustments	(11.0%)	(27.1%)	(3.7%)	(10.8%)
Worthless stock	—	(20.2%)	—	(7.3%)
Capital loss	—	—	—	(6.7%)
Valuation allowance	0.9%	3.1%	1.0%	1.9%
Equity-based compensation	(0.3%)	(0.6%)	(1.7%)	(1.6%)
Uncertain tax position	4.2%	19.1%	4.4%	6.9%
Tax credits	(8.5%)	(1.3%)	(8.5%)	(1.3%)
Effective tax rate	13.8%	1.4%	20.0%	9.4%

The prior year tax adjustments, uncertain tax position and tax credits recognized during the three and nine months ended September 30, 2024 and 2023 are both primarily related to the Research & Experimentation (“R&E”) credits.

The Company’s effective income tax rate was higher for the three months and nine months ended September 30, 2024 as compared to the three months and nine months ended September 30, 2023 primarily due to restructuring of the ownership of the Company’s Canadian entities and the deduction for worthless stock related to the wind-down of the Company’s commercial marketing business in the United Kingdom (the “U.K.”) during the second and the third quarters of 2023, respectively, which reduced the Company’s 2023 effective tax rate.

NOTE 9 – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of September 30, 2024 and 2023 included the following:

	Three Months Ended September 30, 2024
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at June 30, 2024	$(14,463)	$2,919	$(11,544)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	4,745	(5,099)	(354)
Amounts reclassified from accumulated other comprehensive (loss) income (1)	—	(1,670)	(1,670)
Effect of taxes	(758)	1,831	1,073
Total current period other comprehensive (loss) income	3,987	(4,938)	(951)
Accumulated other comprehensive (loss) income at September 30, 2024	$(10,476)	$(2,019)	$(12,495)

	Three Months Ended September 30, 2023
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreement and Other Adjustments	Total
Accumulated other comprehensive (loss) income at June 30, 2023	$(10,833)	$4,517	$(6,316)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(3,487)	4,379	892
Amounts reclassified from accumulated other comprehensive (loss) income	—	(2,101)	(2,101)
Effect of taxes	(2,227)	(617)	(2,844)
Total current period other comprehensive (loss) income	(5,714)	1,661	(4,053)
Accumulated other comprehensive (loss) income at September 30, 2023	$(16,547)	$6,178	$(10,369)

	Nine Months Ended September 30, 2024
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at December 31, 2023	$(12,695)	$810	$(11,885)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	2,877	1,161	4,038
Amounts reclassified from accumulated other comprehensive (loss) income (1)	—	(5,002)	(5,002)
Effect of taxes	(658)	1,012	354
Total current period other comprehensive (loss) income	2,219	(2,829)	(610)
Accumulated other comprehensive (loss) income at September 30, 2024	$(10,476)	$(2,019)	$(12,495)

	Nine Months Ended September 30, 2023
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreement and Other Adjustments	Total
Accumulated other comprehensive (loss) income at December 31, 2022	$(14,056)	$5,923	$(8,133)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(82)	5,658	5,576
Amounts reclassified from accumulated other comprehensive (loss) income	—	(5,299)	(5,299)
Effect of taxes	(2,409)	(104)	(2,513)
Total current period other comprehensive (loss) income	(2,491)	255	(2,236)
Accumulated other comprehensive (loss) income at September 30, 2023	$(16,547)	$6,178	$(10,369)

(1) The Company expects to reclassify $1.1 million of gains related to the Change in Fair Value of Interest Rate Hedge Agreements from accumulated other comprehensive (loss) income into earnings during the next 12 months.

Share Repurchases

The Company repurchased shares under the $200.0 million share repurchase program authorized by the Company’s board of directors. In addition, the Company repurchased shares in connection with the vesting of restricted stock units (“RSUs”) and performance share awards (“PSAs”) granted to employees. Repurchases for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended September 30,
	2024		2023
	Shares	Amount Paid	Shares	Amount Paid
Share Repurchase Program	—	$—	—	$—
Vesting of RSUs	2,383	377	91	12
Total	2,383	$377	91	$12

	Nine Months Ended September 30,
	2024		2023
	Shares	Amount Paid	Shares	Amount Paid
Share Repurchase Program	191,000	$26,519	180,000	$18,126
Vesting of RSUs and PSAs	48,414	7,047	45,467	4,743
Total	239,414	$33,566	225,467	$22,869

NOTE 10 – STOCK-BASED COMPENSATION

The Company’s 2018 Amended and Restated Omnibus Incentive Plan (the “2018 A&R Omnibus Plan”) allows the Company to grant up to 2,050,000 total shares of common stock to officers, key employees, and non-employee directors. As of September 30, 2024, the Company had approximately 1,018,803 shares available for grant under the 2018 A&R Omnibus Plan.

The following awards were granted during the three and nine months ended September 30, 2024 and 2023:

	Awards Granted		Average Grant Date Fair Value		Awards Granted		Average Grant Date Fair Value
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2024	2023	2024	2023	2024	2023	2024	2023
Employee Stock Awards	672	—	$153.50	$—	83,467	113,569	$152.59	$107.29
Cash-Settled RSUs	3,012	2,281	$153.50	$130.47	37,570	68,745	$152.64	$110.04
Non-Employee Director Stock Awards	6,618	8,211	$135.91	$127.81	6,618	8,211	$135.91	$127.81
Total	10,302	10,492			127,655	190,525

The total stock-based compensation expense was $6.6 million and $19.3 million for the three and nine months ended September 30, 2024, respectively, and $5.2 million and $15.9 million for the three and nine months ended September 30, 2023, respectively. The unrecognized compensation expense at September 30, 2024 was $34.0 million, which is expected to vest over the next 1.5 years.

NOTE 11 – EARNINGS PER SHARE

The Company’s earnings per share (“EPS”) is computed by dividing reported net income by the weighted-average number of shares outstanding. Diluted EPS (“U.S. GAAP Diluted EPS”) considers the potential dilution that could occur if the Company’s common stock options, RSUs, and PSAs were exercised or converted into the Company’s common stock. PSAs are included in the computation of diluted shares only to the extent that the underlying performance conditions: (i) are satisfied as of the end of the reporting period or (ii) would be considered satisfied if the end of the reporting period were the end of the related performance period and the result would be dilutive under the treasury stock method.

As of September 30, 2024, the PSAs granted during the year ended December 31, 2022 met the related performance conditions for the initial performance period and were included in the calculation of U.S. GAAP Diluted EPS. However, the PSAs granted during the year ended December 31, 2023 and during the nine months ended September 30, 2024 have not yet completed their initial two-year performance period and therefore were excluded from the calculation of U.S. GAAP Diluted EPS.

EPS, including the dilutive effect of stock awards for each period reported is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Net Income	$32,679	$23,740	$85,607	$60,450

Weighted-average number of basic shares outstanding during the period	18,760	18,815	18,752	18,795
Dilutive effect of stock awards	150	159	163	163
Weighted-average number of diluted shares outstanding during the period	18,910	18,974	18,915	18,958

Basic EPS	$1.74	$1.26	$4.57	$3.22
Diluted EPS	$1.73	$1.25	$4.53	$3.19

A total of 324 and 190 shares of restricted stock awards were excluded from the calculation of EPS for the three and nine months ended September 30, 2024 because they were anti-dilutive. There were no shares excluded for the three and nine months ended September 30, 2023.

NOTE 12 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$1,674	$—	$1,674	Prepaid expenses and other assets
Company-owned life insurance policies	—	23,160	—	23,160	Other assets

Liabilities:
Interest rate swaps - current portion	$—	$564	$—	$564	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	3,917	—	3,917	Other long-term liabilities

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$4,820	$—	$4,820	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	398	—	398	Other assets
Company-owned life insurance policies	—	20,438	—	20,438	Other assets

Liabilities:
Interest rate swaps - long-term portion	$—	$4,184	$—	$4,184	Other long-term liabilities

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Letters of Credit

The Company had open standby letters of credit totaling $1.8 million at both September 30, 2024 and December 31, 2023, respectively. Open standby letters of credit reduce the Company’s borrowing capacity under the Credit Facility.

Guarantees

At September 30, 2024 and December 31, 2023, the Company had $6.5 million and $7.9 million, respectively, of bank guarantees for facility leases and contract performance obligations.

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
•
Uncertainties relating to the outcomes of the U.S. presidential election in November 2024;
•
Failure of the presidential administration and Congress to agree on spending priorities, which may result in temporary shutdowns of non-essential federal functions, including our work to support such functions;
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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

The table below sets forth select line items of our unaudited consolidated statements of comprehensive income, the percentage of revenue for these select items, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Three Months Ended September 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2024	2023	2024	2023	Dollars	Percent
Revenue	$516,998	$501,519	100.0%	100.0%	$15,479	3.1%
Direct Costs:
Direct labor and related fringe benefit costs	197,473	187,421	38.2%	37.4%	10,052	5.4%
Subcontractor and other direct costs	127,574	136,083	24.7%	27.1%	(8,509)	(6.3%)
Total Direct Costs	325,047	323,504	62.9%	64.5%	1,543	0.5%
Operating Costs and Expenses:
Indirect and selling expenses	132,816	131,553	25.7%	26.2%	1,263	1.0%
Depreciation and amortization	4,820	5,917	0.9%	1.2%	(1,097)	(18.5%)
Amortization of intangible assets	8,291	8,644	1.6%	1.7%	(353)	(4.1%)
Total Operating Costs and Expenses	145,927	146,114	28.2%	29.1%	(187)	(0.1%)
Operating Income	46,024	31,901	8.9%	6.4%	14,123	44.3%
Interest, net	(7,195)	(10,557)	(1.4%)	(2.1%)	3,362	(31.8%)
Other (expense) income	(899)	2,736	(0.2%)	0.5%	(3,635)	(132.9%)
Income before Income Taxes	37,930	24,080	7.3%	4.8%	13,850	57.5%
Provision for Income Taxes	5,251	340	1.0%	0.1%	4,911	1444.4%
Net Income	$32,679	$23,740	6.3%	4.7%	$8,939	37.7%

Revenue. The increase in revenue was driven by $11.2 million, $2.7 million, and $2.3 million from our commercial, U.S. federal government, and U.S. state and local government clients, respectively, offset by a decrease of $0.7 million from our international government clients. Our revenue from client markets was impacted in varying amounts by our exit from the commercial marketing business during 2023. The following were changes in revenue from our various client markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery client market revenues increased $31.3 million, or 15.3%, driven primarily by increases of $22.3 million, $8.3 million, and $0.8 million from commercial, U.S. federal government, and U.S. state and local government clients, respectively.
•
Health and Social Programs client market revenues decreased $13.2 million, or 6.3%, driven by a decrease in subcontractor pass-through on several of our U.S. federal contracts and our exit from the commercial marketing business during 2023, resulting in decreases of $10.6 million, $2.5 million, and $1.8 million from U.S. federal government, commercial, and international government clients, respectively, offset by an increase of $1.7 million from U.S. state and local government clients.
•
Security and Other Civilian & Commercial client market revenues decreased $2.6 million, or 3.0%, primarily driven by our exit from the commercial marketing business during 2023 resulting in decreases of $8.7 million and $0.2 million from commercial and U.S. state and local government clients, respectively, offset by increases of $5.0 million and $1.3 million from U.S. federal government and international government clients, respectively.

Revenue for the three months ended September 30, 2024 includes subcontractor and other direct costs, which decreased $8.5 million, or 6.3%, from the third quarter of 2023 and totaled $127.6 million and $136.1 million for the three months ended September 30, 2024 and 2023, respectively, and the margin on such costs.

Direct Costs. The increase of $1.5 million in direct costs was driven by an increase in direct labor and related fringe benefit costs which reflected the growth in the business, offset by a decrease in subcontractor and other direct costs as well as our exit from the commercial marketing and events business during 2023. For the three months ended September 30, 2024 and 2023, direct labor and related fringe benefit costs as a percentage of direct costs were 60.8% and 57.9%, respectively, and subcontractor and other direct costs as a percentage of direct costs were 39.2% and 42.1%, respectively. As a percentage of revenue, direct labor and related fringe benefit costs were 38.2% and 37.4%, respectively, and subcontractor and other direct costs were 24.7% and 27.1%, respectively, for the three months ended September 30, 2024 and 2023. Total direct costs as a percentage of revenue were 62.9% for the three months ended September 30, 2024, compared to 64.5% for the three months ended September 30, 2023.

Indirect and selling expenses. For the three months ended September 30, 2024, our indirect and selling expenses increased by $1.3 million, or 1.0%, compared to the prior year, primarily from general and administrative costs. As a result, our indirect and selling expenses as a percentage of revenue decreased to 25.7% for the three months ended September 30, 2024 from 26.2% for the three months ended September 30, 2023.

Depreciation and amortization. The decrease in depreciation and amortization was primarily due to having fewer capital assets as a result of the divestiture of our U.S. commercial marketing business in the third quarter of 2023.

Amortization of intangible assets. The decrease in amortization of intangible assets was primarily due to having fewer intangible assets in the third quarter of 2024 compared to 2023 as a result of the divestiture of our U.S. commercial marketing business in the third quarter of 2023.

Interest, net. The decrease of $3.4 million in interest, net, was primarily from a decrease of our average debt balance to $462.9 million for the three months ended September 30, 2024, compared to $621.1 million for the same period in 2023. The decrease in our average debt balance was due, in part, to collection of receivables, decrease in our interest rates, as well as an increase in utilization of our Master Receivables Purchase Agreement (the “MRPA”) with MUFG Bank, Ltd. (“MUFG”). Use of floating-to-fixed interest rate swap agreements to hedge the variable interest portion of our debt reduced our interest expense by $1.7 million compared to $2.1 million for the same period in 2023. Inclusive of the impact of the swap agreements, our interest expense for the three months ended September 30, 2024 was $6.2 million compared to $8.8 million for the same period in 2023 and our interest rate inclusive of the swap agreements was 5.3% for the three months ended September 30, 2024 compared to 5.5% for 2023.

Other (expense) income. The change in other (expense) income of $3.6 million was primarily due to a pre-tax gain of $2.4 million recognized in the third quarter of 2023 and an impact of $1.5 million as a result of changes in foreign currency exchange rates.

Provision for Income Taxes. Our effective income tax rate for the three months ended September 30, 2024 and 2023 was 13.8% and 1.4%, respectively. The difference was primarily due to the deduction for worthless stock related to the wind-down of our commercial marketing business in the U.K. during the third quarter of 2023 which reduced effective income tax rate for the three months ended September 30, 2023. See “Note 8 – Income Taxes” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

The table below sets forth select line items of our unaudited consolidated statements of comprehensive income, the percentage of revenue for these select items, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Nine Months Ended September 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2024	2023	2024	2023	Dollars	Percent
Revenue	$1,523,463	$1,484,886	100.0%	100.0%	$38,577	2.6%
Direct Costs:
Direct labor and related fringe befit costs	584,017	555,745	38.3%	37.4%	28,272	5.1%
Subcontractor and other direct costs	380,894	405,728	25.0%	27.3%	(24,834)	(6.1%)
Total Direct Costs	964,911	961,473	63.3%	64.8%	3,438	0.4%
Operating Costs and Expenses:
Indirect and selling expenses	389,001	381,808	25.5%	25.7%	7,193	1.9%
Depreciation and amortization	15,303	19,052	1.0%	1.3%	(3,749)	(19.7%)
Amortization of intangible assets	24,873	27,154	1.6%	1.8%	(2,281)	(8.4%)
Total Operating Costs and Expenses	429,177	428,014	28.1%	28.8%	1,163	0.3%
Operating Income	129,375	95,399	8.6%	6.4%	33,976	35.6%
Interest, net	(23,136)	(30,146)	(1.5%)	(2.0%)	7,010	(23.3%)
Other (expense) income	767	1,501	0.1%	0.1%	(734)	(48.9%)
Income before Income Taxes	107,006	66,754	7.2%	4.5%	40,252	60.3%
Provision for Income Taxes	21,399	6,304	1.4%	0.4%	15,095	239.5%
Net Income	$85,607	$60,450	5.8%	4.1%	$25,157	41.6%

Revenue. The increase in revenue was driven by $15.1 million, $9.6 million, $7.4 million, and $6.5 million from commercial, U.S. federal government, U.S. state and local governments, and international government clients, respectively. Our revenue from client markets was impacted in varying amounts by our exit from the commercial marketing and events businesses during 2023. The following were changes in revenue from our various client markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery client market revenues increased $97.5 million, or 16.4%, in 2024 compared to 2023, driven primarily by $66.7 million and $26.3 million from commercial and U.S. federal government clients, respectively.
•
Health and Social Programs client market revenues decreased $35.8 million, or 5.8%, in 2024 compared to 2023. This was driven by a decrease in subcontractor pass-throughs on several of our U.S. federal contracts and our exit from the commercial marketing business during 2023, resulting in decreases of $32.7 million and $13.9 million from U.S. federal government and commercial clients, respectively, offset by increases of $5.8 million and $5.1 million from U.S. state and local government and international government clients, respectively.
•
Security and Other Civilian & Commercial client market revenues decreased $23.1 million, or 8.5%, in 2024 compared to 2023. The decrease was primarily driven by our exit from the commercial marketing and events business during 2023 resulting in decreases of $37.6 million and $1.3 million from commercial and international clients, respectively, offset by an increase of $16.0 million from U.S. federal government clients.

Revenue for the nine months ended September 30, 2024 includes subcontractor and other direct costs, which decreased $24.8 million, or 6.1%, and totaled $380.9 million and $405.7 million for the nine months ended September 30, 2024 and 2023, respectively, and the margin on such costs.

Direct Costs. The increase in direct costs was driven by an increase in direct labor and related fringe benefit costs which reflected the growth in the business, and offset by a decrease in subcontractor and other direct costs, primarily as a result of our exit from the commercial marketing and events business during 2023. For the nine months ended September 30, 2024 and 2023, direct labor and related fringe benefit costs as a percentage of direct costs were 60.5% and 57.8%, respectively, and subcontractor and other direct costs as a percentage of total direct costs were 39.5% and 42.2%, respectively. As a percentage of revenue, direct labor and related fringe benefit costs were 38.3% and 37.4%, respectively, and subcontractor and other direct costs were 25.0% and 27.3% respectively, for the nine months ended September 30, 2024 and 2023. Total direct costs as a percentage of revenue were 63.3% for the nine months ended September 30, 2024, compared to 64.8% for the nine months ended September 30, 2023.

Indirect and selling expenses. Indirect and selling expenses as a percentage of revenue were consistent at 25.5% for the nine months ended September 30, 2024 compared to 25.7% for 2023.

Depreciation and amortization. The decrease in our depreciation and amortization was primarily due to having fewer capital assets primarily as a result of the divestiture of our U.S. commercial marketing business in the third quarter of 2023.

Amortization of intangible assets. The decrease in amortization of intangible assets was primarily due to having fewer intangible assets primarily as a result of the divestiture of our U.S. commercial marketing business in the third quarter of 2023.

Interest, net. The decrease in interest, net, was primarily from a decrease of our average debt balance to $488.4 million for the nine months ended September 30, 2024 compared to $641.4 million for the same period in 2023. The decrease in our average debt balance was due, in part, to collection of receivables, decrease in our interest rates, as well as an increase in the utilization of the MRPA. Use of floating-to-fixed interest rate swap agreements to hedge the variable interest portion of our debt reduced our interest expense by $5.0 million for the nine months ended September 30, 2024 compared to $5.2 million for the same period in 2023. Inclusive of the impact of the swap agreements, our interest expense for the nine months ended September 30, 2024 was $20.1 million compared to $26.9 million for 2023 and our interest rate inclusive of the swap agreements was 5.4% and 5.5% for the nine months ended September 30, 2024 and 2023, respectively.

Other income. The change in other income was primarily due to the impact of changes in foreign currency exchange rates.

Provision for Income Taxes. Our effective income tax rate for the nine months ended September 30, 2024 and 2023 was 20.0% and 9.4%, respectively. The difference was primarily due to the impact of a tax planning strategy regarding the ownership structure of our Canadian subsidiaries implemented during 2023 as well as the deduction for worthless stock related to the wind-down of our commercial marketing business in the U.K. during the third quarter of 2023 which reduced the effective income tax rate for the nine months ended September 30, 2023. See “Note 8 – Income Taxes” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2024	2023	2024	2023
Net income	$32,679	$23,740	$85,607	$60,450
Interest, net	7,195	10,557	23,136	30,146
Provision for income taxes	5,251	340	21,399	6,304
Depreciation and amortization	13,111	14,561	40,176	46,206
EBITDA	58,236	49,198	170,318	143,106
Impairment of long-lived assets (1)	—	2,912	—	3,806
Acquisition and divestiture-related expenses (2)	139	1,779	205	4,685
Severance and other costs related to staff realignment (3)	449	595	1,184	4,455
Charges for facility consolidations and office closures (4)	—	2,220	—	2,579
Pre-tax gain from divestiture of a business (5)	(298)	(2,425)	(2,013)	(2,425)
Total Adjustments	290	5,081	(624)	13,100
Adjusted EBITDA	$58,526	$54,279	$169,694	$156,206

(1)
Represents impairment charges recorded in the first and third quarters of 2023 of $0.9 million and $2.9 million, respectively, of an intangible asset associated with the exit of our commercial marketing business in the U.K. and operating lease right-of-use assets.
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
(5)
Pre-tax gain related to the 2023 divestiture of our U.S. commercial marketing business which include contingent gains realized in the first and the third quarter of 2024.

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

The following table presents a reconciliation of U.S. GAAP Diluted EPS to Non-GAAP Diluted EPS for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
U.S. GAAP Diluted EPS	$1.73	$1.25	$4.53	$3.19
Impairment of long-lived assets	—	0.15	—	0.20
Acquisition and divestiture-related expenses	0.01	0.09	0.01	0.25
Severance and other costs related to staff realignment	0.02	0.03	0.06	0.23
Expenses related to facility consolidations and office closures (1)	—	0.12	0.04	0.14
Pre-tax gain from divestiture of a business	(0.02)	(0.13)	(0.11)	(0.13)
Amortization of intangibles	0.44	0.46	1.31	1.43
Income tax effects of the adjustments (2)	(0.05)	(0.16)	(0.26)	(0.50)
Non-GAAP Diluted EPS	$2.13	$1.81	$5.58	$4.81

(1)
These are exit costs related to actual office closures (previously included in Adjusted EBITDA) and accelerated depreciation related to fixed assets for planned office closures.
(2)
Income tax effects were calculated using the effective tax rate, adjusted for certain discrete items, if any, of 13.8% and 21.7% for the three months ended September 30, 2024 and 2023, respectively, and 20.0% and 23.5% for the nine months ended September 30, 2024 and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. In addition to cash and cash equivalents on hand and cash generated from operations, our primary source of liquidity is from our Credit Facility with a syndicate of multiple commercial banks, as described in “Note 5 – Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. The Credit Facility requires that we remain in compliance with certain financial and non-financial covenants (as defined by the Credit Agreement, see our Annual Report for additional details). As of September 30, 2024, we were in compliance with the covenants and we had $588.2 million available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program.

We have entered into floating-to-fixed interest rate swap agreements for a total notional value of $275.0 million to hedge a portion of our floating-rate Credit Facility. The swap agreements will expire in 2025 and 2028, respectively, and we may consider entering into additional swap agreements as these existing hedges expire. As of September 30, 2024, the percentage of our fixed-rate debt to floating-rate debt was 65%.

There are other conditions, such as the ongoing wars in Ukraine and the Middle East, that create uncertainty in the global economy, which in turn may impact, among other things, our ability to generate positive cash flows from operations and our ability to successfully execute and fund key initiatives. However, our current belief is that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund ongoing operations, customary capital expenditures, quarterly cash dividends, share repurchases, and organic growth. Additionally, we continuously analyze our capital structure to ensure we have capital to fund future strategic acquisitions.

We continuously monitor the state of the financial markets to assess the availability of borrowing capacity under the Credit Facility and the cost of additional capital from both debt and equity markets. At present, we believe we will be able to continue to access these markets at commercially reasonable terms and conditions if we need additional capital in the near term.

Dividends. We have historically paid quarterly cash dividends to our shareholders of record at $0.14 per share. Total dividend payments during the nine months ended September 30, 2024 were $7.9 million.

Cash dividends declared thus far in 2024 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 27, 2024	$0.14	March 22, 2024	April 12, 2024
May 2, 2024	$0.14	June 7, 2024	July 12, 2024
August 1 , 2024	$0.14	September 6, 2024	October 11, 2024
October 31, 2024	$0.14	December 6, 2024	January 10, 2025

Cash Flow. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended
	September 30,
(in thousands)	2024	2023
Net Cash Provided by Operating Activities	$76,184	$45,552
Net Cash Used in Investing Activities	(13,574)	(3,389)
Net Cash Used in Financing Activities	(64,598)	(47,064)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	174	(213)
Decrease in Cash, Cash Equivalents, and Restricted Cash	$(1,814)	$(5,114)

Cash provided by operating activities increased by $30.6 million to $76.2 million as a result of higher net income, the net favorable impact of working capital changes, including the timing of servicing the receivables sold to MUFG under the MRPA. See “Note 3 – Contract Receivables, Net” in the “Notes to Consolidated Financial Statements” in this Quarterly Report for additional details on the sale of receivables under the MRPA.

Cash used in investing activities increased by $10.2 million due to the timing of acquisitions and cash received in connection with the 2023 divestiture of our U.S. commercial marketing business.

Cash used in financing activities increased by $17.5 million due to increases in share repurchases and net repayments of our borrowings.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934) and have concluded that as of September 30, 2024, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2024, we did not make any share repurchases under our share repurchase program. As of September 30, 2024, $67.2 million of repurchase authority remained available for share repurchases.

Repurchases of Equity Securities. The following table summarizes the share repurchase activity for the three months ended September 30, 2024 for our share repurchase program and shares purchased in satisfaction of employee tax withholding obligations related to the settlement of restricted stock units.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	—	$—	—	$67,217,536
August 1 - August 31	2,383	$157.67	—	$67,217,536
September 1 - September 30	—	$—	—	$67,217,536
Total	2,383	$157.67	—
(1)
The total number of shares purchased includes shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended September 30, 2024, we repurchased 2,383 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $157.67 per share.
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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

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

ICF INTERNATIONAL, INC.

November 1, 2024	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

November 1, 2024	By:	/s/ Barry Broadus
Barry Broadus
Chief Financial Officer (Principal Financial Officer)