Form 10-K
period 2024-12-31
ICF International, Inc.
filed 2025-02-28
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $2,746 million based upon the closing price per share of $148.46, as quoted on the Nasdaq Global Select Market on June 30, 2024. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2025, 18,436,146 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the 2025 Annual Meeting of Stockholders expected to be held in June 2025.

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
•
Uncertainties relating to the new presidential administration (the “Administration”) and failure of the Administration to spend Congressionally mandated appropriations;
•
Failure of the Administration and Congress to agree on spending priorities, which may result in temporary shutdowns of non-essential federal functions, including our work to support such functions;
•
Results of routine and non-routine government audits and investigations, including the unpredictability of the actions of the newly formed Department of Government Efficiency (“DOGE”);
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
•
Analytics Services. We conduct survey research and collect and analyze wide varieties and large volumes of data to understand critical issues and options for our clients and provide actionable business intelligence. We provide information and data management solutions that allow for integrated, purpose-driven data usage, including the client-specific utilization of Artificial Intelligence (“AI”).
•
Digital Services. We design, develop, and implement cutting-edge technology systems and business tools that are key to our clients’ mission or business performance, and include solutions to optimize the customer and citizen experience for our clients. We provide cybersecurity solutions that support the full range of cybersecurity missions and protect evolving information technology (“IT”) infrastructures in the face of relentless threats and modernize IT systems core to our clients’ operations. We assist our clients in the application of AI to support their missions/businesses and to streamline their operations.
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

We report operating results and financial data in one operating and reportable segment. We generated revenue of $2,019.8 million, $1,963.2 million, and $1,780.0 million during the years ended December 31, 2024, 2023, and 2022, respectively. Our total backlog was $3,786.3 million, $3,777.8 million, and $3,856.2 million at December 31, 2024, 2023, and 2022, respectively.

As of December 31, 2024, we had approximately 9,300 full-time and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our 55 regional offices throughout the U.S., and 15 offices outside the U.S., including offices in the United Kingdom (“U.K.”), Belgium, Spain, India, and Canada.

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

In addition to these market-based factors, developments across all of our markets are increasing the demand for advisory services that drive our business. These trends include changing government focus and priorities on environmental initiatives; efficiency and mission performance management; generational changes; the emphasis on transparency and accountability; and an increased demand for combining domain knowledge of client missions and programs with innovative technology-enabled solutions. We see growth opportunities for technology-based solutions involving analytics, digital services, and strategic communications across all of our markets.

We believe that demand for our services will continue as government, industry, and other stakeholders seek to understand and respond to these and other factors. We expect that our government clients will continue to utilize professional services firms with relevant domain expertise to assist with designing new programs, enhancing existing ones, offering transformational solutions, and deploying innovative information and communications technology. In addition, commercial organizations affected by these programs will need to understand such changes, as well as their implications, in order for them to plan appropriately. More broadly, we believe our commercial clients will demand innovative services and solutions that can help them connect with customers and stakeholders in an increasingly connected and crowded marketplace. We also see opportunities to further leverage our digital and client engagement capabilities across our commercial and government client base. We believe that our institutional knowledge and subject matter expertise are a distinct competitive advantage in providing our clients with practical, innovative solutions, which are directly applicable to their mission or business, and deploying them quickly with the right resources. Moreover, we believe we will be able to leverage the domain expertise and program knowledge we have developed through advisory assignments and our experience with program management, technology-based solutions, and engagement projects to win larger engagements, which generally lead to increasing returns on business development investment and promote higher employee utilization. Rapid changes in technology, including the omnipresent influence of mobile, social, AI, and cloud technologies, also demand new ways of communicating, evaluating, and implementing programs, and we are focused on leveraging our expertise in technology to capitalize on those changes.

Our future results will depend on the success of our strategy to capitalize on our competitive strengths, including our success in maintaining our long-standing client relationships, to seek larger engagements across the program life cycle and to complete and successfully integrate strategic acquisitions. We will continue to focus on: building scale in vertical and horizontal domain expertise; developing business with both our government and commercial clients; and replicating our business model geographically in selected regions of the world, and being agile and flexible in an ever-changing business environment. In doing so, we will continue to evaluate strategic acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, and/or provide scale in specific markets and/or geographies.

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

Energy, Environment, Infrastructure, and Disaster Recovery

We view the energy industry as a particularly attractive sector for us over the next decade due to concerns over reliability, and increasing energy demands from data centers, cryptocurrency, and expanding electrification of buildings and vehicles. In addition, energy providers are having to adjust to changing state and federal regulations, demand more diverse (and in some cases, cleaner) sources of energy, and the concomitant need for infrastructure to transport/transmit, store, and/or convert those new energy sources.

We see a continued demand for our energy advisory and consulting services to utilities, developers, and other commercial clients. In addition, we see opportunities for continued expansion of market share in our utility program design and delivery business. For example, we believe we can continue to expand our program- and technology-based services in areas such as assisting with the implementation of energy efficiency programs, electrification and decarbonization initiatives, information technology applications, resiliency, and environmental management services for utilities.

To this end, on December 31, 2024, we acquired Applied Energy Group (“AEG”), a leading energy technology and advisory services company with over 100 utility management and demand side energy experts. AEG provides a suite of integrated technology and advisory solutions to electric and gas utilities, state and local governments, and state energy offices nationwide. We believe that this acquisition will further enhance our market presence and client footprint.

We support federal, state, and local governments in planning, designing, and executing large-scale disaster recovery and mitigation programs across the United States. As extreme weather events become increasingly frequent and severe, we foresee an escalating demand for our services. Various communities in states such as Texas, Florida, North Carolina, Louisiana, California, Oregon, Hawaii, along with the U.S. Virgin Islands and Puerto Rico, are actively engaged in different stages of disaster recovery—efforts that span several years.

With over 25 years of experience in disaster management, we have worked on the ground after the most impactful disaster events in US history, including Hurricane Katrina, Hurricane Rita, Superstorm Sandy, and Hurricanes Harvey, Irma, Maria, Helene, and Milton. Our extensive expertise enables us to address a broad spectrum of hazards, ranging from hurricanes and flooding to tornadoes and wildfires. This position us to continue to deliver recovery and housing assistance, as well as environmental and infrastructure solutions, including disaster mitigation, on behalf of federal agencies, state and local governments, and regional authorities.

Our mission is to assist these communities in overcoming disaster challenges, building long-term resilience, and securing the necessary recovery and mitigation funding to ensure their future stability and growth.

We also have decades of experience in designing, evaluating, and implementing environmental policies and environmental compliance programs for energy, transportation (including aviation), and other infrastructure projects. A number of key issues are driving increased demand for the services we provide in these areas, including:

•
Increased focus on the proper stewardship of natural resources;
•
Changing precipitation patterns, including both more frequent flooding and drought, which is affecting water infrastructure and availability;
•
Aging water, energy, and transportation infrastructure in the U.S.;
•
The increasing exposure of infrastructure to damage and interference by severe weather events influenced by a changing climate, and therefore the need to become more resilient to those effects;
•
Past under-investment in transportation infrastructure that was the center of the Infrastructure Investment and Jobs Act;
•
The changing demands for businesses to respond to climate change and other priorities of our clients, investors, financing sources, business organizations, ratings agencies, and proxy advisory firms; and
•
Changing patterns of economic development that require transportation systems and energy infrastructure to adapt to new patterns of demand.

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
Expanded healthcare services;
•
Rising healthcare expenditures, which require the evaluation of the effectiveness and efficiency of current and new programs;
•
Rampant substance abuse and widespread social and health impacts of the opioid abuse epidemic;
•
The need to digitally transform and modernize the technology infrastructure underpinning government operations, including via the use of machine learning and AI technologies;
•
The need for greater transparency and accountability of public sector programs;
•
A continued high need for social support systems, in part due to an aging population, and the interrelated nature of health, housing, transportation, employment, and other social issues; and
•
A changing regulatory environment.

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

In the area of federal health, we support many agencies and programs within the U.S. Department of Health and Human Services (“HHS”), including the National Institutes of Health (the “NIH”), the Centers for Disease Control and Prevention (the “CDC”), and the Centers for Medicare and Medicaid Services (“CMS”) by conducting primary data collection and analyses, assisting in designing, delivering, and evaluating programs, managing technical assistance centers, providing instructional systems, developing information technology applications, and managing information clearinghouse operations. Increasingly, we provide multichannel communications and messaging for public health programs. We also provide training and technical assistance for early care and educational programs, and health and demographic surveys for the U.S. Department of State (the “DoS”). In the area of social programs, we provide extensive training, technical assistance, and program analysis and support services for a number of the housing programs of the U.S. Department of Housing and Urban Development (“HUD”) and state, territorial, and local governments. In addition, we provide research, program design, evaluation, and training for educational initiatives at the federal and state level. We provide similar services to a variety of U.K. ministries, as well as several Directorates-General of the E.C.

Security and Other Civilian & Commercial

We serve a number of other important government missions and commercial markets. These government missions range from Security (e.g., the U.S. Departments of Defense (the “DoD”), Homeland Security (“DHS”), and Justice (“DoJ”)) to a variety of other civilian government departments and agencies.

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

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly educated professional staff with deep subject matter knowledge

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs across our clients’ markets. Our thought leadership is based on years of training, experience, and education. We are able to apply our in-depth knowledge of our subject matter experts, and our experience developed over 45 years of providing advisory services to address the problems and issues our clients are facing. As of December 31, 2024, approximately 43% of our benefits-eligible staff held post-graduate degrees in diverse fields such as the social sciences, business and management, physical sciences, public policy, human capital, information technology, mathematics, engineering, planning, economics, life sciences, and law. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

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

Our technology-enabled solutions are driven by our subject matter expertise and creativity

Government and commercial decision-makers have become increasingly aware that, to be effective, technology-based solutions need to be seamlessly integrated with people and processes. We possess a strong knowledge and experience base in information technology and a thorough understanding of organizational behavior and human decision processes. We have strong partnerships and experience in cloud-based technology platforms and open-source ecosystems that are central to our federal government clients’ technology modernization agendas. We also have growing experience in establishing and deploying innovative AI solutions to support our clients’ missions. This combination of skills, along with our domain knowledge, allows us to deliver technology-enabled solutions tailored to our clients’ business and organizational needs with less start-up time required to understand client issues. In addition, many of our clients seek to deploy cutting-edge solutions to communicate and transact with citizens, stakeholders, and customers in a multichannel environment, and doing so takes both our constantly refreshed technical know-how and world-class creativity.

Our proprietary tools, analytics, and methods allow us to deliver superior solutions to our clients

We believe our innovative, and often proprietary, analytics and methods are key competitive differentiators because they enhance our ability to deliver customized solutions to our clients and enable us to deliver services in a more cost-effective manner than our competitors. For example, we have developed industry-standard energy and environmental models that are used by governments and commercial entities around the world for energy planning and air quality analyses and we have also developed a suite of proprietary planning and analysis tools to help the private sector more quickly and economically develop new electricity generation and transmission assets. In addition, we also have proprietary program management methodologies and services that we believe can help clients improve performance measurement, support chief information officer and science and engineering program activities, and reduce security risks.

We are led by an experienced management team

Our management team, consisting of 293 senior leaders with the title of vice president or higher, possesses extensive industry experience and had an average tenure of approximately 17 years with us as of December 31, 2024 (including prior service with companies we have acquired). This low turnover allows us to retain institutional knowledge. Our managers are experienced both in marketing efforts and in successfully managing and executing our key services. Our management team also has experience in acquiring other businesses and integrating those operations with our own. A number of our managers are industry-recognized thought leaders. We believe that our management’s successful past performance and deep understanding of our clients’ needs have been and will continue to be differentiating factors in competitive situations.

We have a broad global presence

We serve our clients with a global network of 55 regional offices throughout the U.S., and 15 offices in key markets outside the U.S., including offices in the U.K., Belgium, Spain, India, and Canada. Our global presence also gives us access to many of the leading experts on a variety of issues from around the world, allowing us to expand our knowledge base and areas of functional expertise. Over the years, we worked in dozens of countries, helping government and commercial clients with energy, environment, infrastructure, healthcare, interactive technology/e-commerce, and air transport matters. Although international operations present challenges in the form of inconsistent legal systems, differing levels of intellectual property protection, and trade regulation issues, we believe our international operations will continue to play a significant role in our clients’ operations and in our platform.

STRATEGY

Our strategy to increase our revenue and shareholder value involves the following key elements:

Expand our commercial businesses

We plan to continue to pursue profitable commercial projects, and we believe we have strong, global client relationships in both the commercial energy and air transport markets. We continue to see growth opportunities in our current commercial business in the utility sector as well as significant potential to expand our business in other commercial areas such as aviation and tourism.

We view the energy industry as a particularly attractive sector for us over the next decade due to concerns over controlling energy costs and limiting climate and environmental impacts, increasing energy demands related to electrification projects and the expansion of data centers due to AI, changing state and federal regulation, the need for cleaner and more diverse sources of energy, and the concomitant need for infrastructure to transport/transmit, store, and/or convert those new energy sources. Although we believe the utility industry will continue to be a strong market for advisory services, particularly in light of the changing focus on regulatory actions and alternative energy sources, we intend to leverage our existing relationships and institutional expertise to pursue and capture additional, and typically higher-margin, opportunities. For example, we believe we can continue to expand our program- and technology-based services in areas such as assisting with the implementation of energy efficiency programs, electrification and decarbonization initiatives, information technology applications, and environmental management services for larger utilities. The growth of interest in sustainability and energy efficiency issues has created opportunities to offer these types of services to new clients beyond our traditional sectors. We believe these factors, coupled with our expansive national footprint and our international market presence, will result in a greater number of engagements that will also be larger in size and scope. To this end, on December 31, 2024, we acquired Applied Energy Group (“AEG”), a leading energy technology and advisory services company with over 100 utility management and demand side energy experts. AEG provides a suite of integrated technology and advisory solutions to electric and gas utilities, state and local governments, and state energy offices nationwide. We believe that this acquisition will further enhance our market presence and client footprint.

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

Strengthen our technology-based offerings

In early 2020 we acquired Incentive Technology Group, which materially increased our skills and market presence in IT modernization, including the use of popular cloud-based platforms to modernize legacy IT systems. In December 2021, we followed with the acquisition of Creative Systems and Consulting (“Creative Systems”), further extending our cloud platform and open-source technology implementation skills. In 2022, we acquired SemanticBits, LLC (“SemanticBits”), a leading provider of cloud-native open-source technology systems with a strong client position in CMS. We are positioned to increase these services by expanding the technological underpinnings of our business, while bringing cloud, AI, business process automation, data management, and analytics offerings to our clients to better link them with citizens, consumers, and other stakeholders.

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

Defend, expand, and deepen our presence in core U.S. federal and state and local government markets

Changing and somewhat unpredictable political priorities at the U.S. federal, state, and local government levels have created challenging market conditions for all competitors in the government services sector; however, we believe that changes driven by the Trump administration will provide opportunities to accelerate digital transformation of the U.S. federal government activities and to provide advisory and analytic support to changing policy priorities. We will focus not only on defending our current market footprint, but also on innovating to continue expanding across key growth markets, such as U.S. federal government energy and resilience-related programs, reengineering of U.S. public health and research efforts, and cybersecurity initiatives, digital services, and disaster recovery work for state and local governments. We will continue to provide innovative solutions that help our public sector clients do more with less. We will specifically target deeper penetration of those agencies that currently procure services only from one or two of our service areas, and our skills and market presence in technology modernization provides us with capabilities in this effort. We believe we can leverage many of our long-term client relationships by introducing these existing clients, where appropriate, to our other services in order to better meet their needs. For example, we introduce many of our advisory clients to our capabilities to provide associated information technology, cybersecurity, large-scale program management, and strategic communications and digital services. We can also offer clients our extensive performance measurement, program evaluation, and performance management services. Finally, our network of offices across the U.S. allows us to focus our business development efforts on addressing the needs of U.S. federal and state and local government agencies with operations outside of the Washington, D.C. metropolitan area.

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

Pursue strategic acquisitions

We plan to augment our organic growth with selective, strategic acquisitions when the target company will enable us to obtain new clients, increase our presence in attractive markets, obtain capabilities that complement our existing portfolio of services, and/or gain access to customers and contracts; provided, that the target company has cultural compatibility and we expect that the acquisition will have a positive financial impact.

These elements of our strategy permeate all of the Company and influence our day-to-day decisions. We believe that, collectively, they support the overall long-term growth of the organization.

CLIENT AND CONTRACT MIX

Government clients (including U.S. federal, state and local, as well as international) accounted for approximately 75%, 76%, and 76% of our 2024, 2023, and 2022 revenue, respectively. Commercial clients (including U.S. and international clients) accounted for approximately 25%, 24%, and 24% of our 2024, 2023, and 2022 revenue, respectively.

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

In fiscal years 2024, 2023, and 2022, our largest three U.S. government clients by revenue and their percentages to our total revenue are as follows:

2024
Department of Health and Human Services	25%
Department of State	3%
Environmental Protection Agency	3%
Total	31%

2023
Department of Health and Human Services	26%
Department of State	5%
Department of Defense	3%
Total	34%

2022
Department of Health and Human Services	23%
Department of State	6%
Department of Defense	4%
Total	33%

There was no single commercial client with revenue greater than 2% of our total revenue for the 2024, 2023, and 2022 fiscal years, respectively.

Most of our revenue is derived from prime contracts under which we work directly for the end customer. These accounted for approximately 87%, 89%, and 91% of our revenue for the 2024, 2023, and 2022 fiscal years, respectively.

Our contract periods typically extend from one month to five years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. In 2024, 2023, and 2022, no single contract accounted for more than 2%, 2%, and 3% of our revenue for those fiscal years, respectively. Our 10 largest contracts by revenue collectively accounted for approximately 12%, 14%, and 15% of our revenue in the 2024, 2023, and 2022 fiscal years, respectively.

CONTRACT BACKLOG

We define backlog as the future revenue we expect to receive from our contracts and other engagements. We generally include in our backlog the estimated revenue represented by contract options that have been priced, but not exercised. We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our U.S. General Services Administration (the “GSA”) Multiple Award Schedule (“GSA Schedule”) contracts, other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts, Master Service Agreements (“MSAs”), or other contract vehicles that are also held by a large number of firms and under which potential future delivery orders or task orders might be issued by any of a large number of different agencies, and are likely to be subject to a competitive bidding process. We do, however, include potential future work expected to be awarded under IDIQ contracts that are available to be utilized by a limited number of potential clients and are held either by us alone or by a limited number of firms, and we have a history of working with these clients on predecessor IDIQ contracts or other contract vehicles.

We include expected revenue in funded backlog when we have been authorized by the client to proceed under a contract up to the dollar amount specified by our client, and this amount will be owed to us under the contract after we provide the services pursuant to the authorization. If we do not provide services authorized by a client prior to the expiration of the authorization, we remove amounts corresponding to the expired authorization from funded backlog. We include expected revenue under an engagement in funded backlog when we do not have a signed contract, but only in situations when we have received client authorization to begin or continue work and we expect to sign a contract for the engagement. In this case, the amount of funded backlog is limited to the amount authorized. Our funded backlog does not represent the full revenue potential of our contracts because many government clients, and sometimes other clients, authorize and fund work under a particular contract on a yearly or more frequent basis, even though the contract may extend over several years. Most of the services we provide to commercial clients are provided under fully funded contracts and task orders under MSAs. As a consequence, our backlog attributable to these clients is typically reflected in funded backlog and not in unfunded backlog.

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

Our funded and estimates of unfunded and total backlog were as follows at December 31:

(in millions)	2024	2023	2022
Funded	$1,857.1	$1,775.1	$1,786.9
Unfunded	1,929.2	2,002.7	2,069.3
Total backlog	$3,786.3	$3,777.8	$3,856.2

There were no awards included in our 2024, 2023, or 2022 backlog amounts that were under protest.

As with other federal contractors, we have experienced business impacts from changing priorities of the Administration that could have an adverse impact on our results and, as these new priorities are implemented, it may be difficult for us to accurately predict the effect they will have on our results.

Subsequent to December 31, 2024, and through February 25, 2025, pursuant to the recent executive orders issued by the Administration or actions by DOGE, we received notices for termination-for-convenience of approximately $276 million and for stop-work orders of approximately $99 million. Had the termination-for-convenience occurred prior to December 31, 2024, our total backlog would be reduced by the $276 million. The majority of the termination-for-convenience and stop-work orders notices are associated with our contracts with USAID.

Presently, it is unknown if the stop-work orders notices will be lifted and the Company will resume work on these programs, or if the stop-work orders will result in a termination-for-convenience.

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

We consider our principal competitive advantages to be long-standing client relationships, the good reputation and past performance of the firm, client references, the technical knowledge and industry expertise of our employees, the quality of our services and solutions, and the scope and scale of our service offerings.

INTELLECTUAL PROPERTY

We own a number of trademarks and copyrights, and internally developed software that helps maintain our business and competitive position. Sales and licenses of our intellectual property do not currently comprise a substantial portion of our revenue or profit. We rely on the technology and models, proprietary processes, and other intellectual property we own or have the right to use in our analyses and other work we perform for our clients. We use these innovative, and often proprietary, software, analytical models, and tools throughout our service offerings. Our staff regularly maintains, updates, and improves these software, models, and tools based on our corporate experience. In addition, we sometimes retain limited rights in software applications we develop for clients. We use a variety of means to protect our intellectual property.

HUMAN CAPITAL

Human Capital Management

As a global advisory and technology services provider, our human capital strategy is vital to our business. Our business depends substantially on attracting, developing, and retaining a highly qualified workforce that provides excellent, effective, and efficient performance reflecting the vast communities we serve. We have designed our human resources programs to enable our high-performing workforce to reach its full potential. We develop our employees to prepare them for critical roles; reward and support employees through pay, benefit, and perquisite programs that we believe are competitive; and evolve and invest in technology, tools, and resources to empower employees to belong, grow, and thrive.

As of December 31, 2024, we employed over 9,300 people, 86% of whom were employed full-time. The results of our most recent employee engagement survey reflect a strong culture that encourages our employees to stay and grow a career with us. We are proud that a large number of our employees believe their values align with our values.

Culture and Values

At ICF, we cultivate a culture rooted in expertise, innovation, and purpose, with a deep commitment to caring for the world around us and for each other. We are a vibrant and growing community of experts with diverse backgrounds and life experiences, united by our drive to make a positive impact. Our shared values emphasize integrity and collaboration as we embrace our personal passions and differences to challenge assumptions and deliver outcomes that we and our clients can be proud of. Grounded in data-driven insights, we foster a high-performance environment that values creativity, critical thinking, mutual respect and support, and a multidisciplinary approach. Since our founding in 1969, we have been a mission-driven company delivering exceptional solutions that empower communities, drive progress, and inspire lasting, positive change.

We believe our culture and values help us attract a wide pool of talent and perspectives so we can select the most capable people to support a workplace culture that best supports the clients we serve and the constituencies we support.

Talent Acquisition, Development, and Retention

Successful talent attraction and retention hinges on a healthy and recognizable employer brand. We have built a strong digital and social media presence with an employee-first lens to distinguish us as a named employer of choice. Employee voices and perspectives are at the heart of the stories we share. These recruitment marketing efforts drove two-thirds of the nearly half a million job applications submitted to us in 2024 and resulted in one-third of all hires. Engagement with our talent community to create continuous connections with those who are interested in working for us is the second top source of job applications after major job boards. Our programmatic approach to hiring has resulted in a rapid time-to-find for new hires.

In the past year, we have been recognized on the Forbes list of America’s Best Management Consulting Firms and as an employer of choice in a range of categories by both Forbes and Newsweek. We have also been named as one of the best places to work by PRWeek and one of the best places to work in Washington, D.C., by Built In, a community for startups and tech companies.

Once a new hire joins us, we set them up for long-term success with a robust onboarding program, including sessions focused on our purpose and values and required compliance training. To further enhance this experience, new employees may participate in an optional peer coaching program to connect with other employees throughout their first year. In 2024, 98% of participants rated this as a valuable experience.

Another pillar of retention is helping our employees to grow by achieving personal and career success. We have tailored offerings for every stage of career, and every type of learner, ranging from experiential learning to informal learning like our mentoring program, and formal courses. In 2024, we delivered digital and instructor-led programs to build skills in various areas, including leadership, people management, project management, consulting, business development, finance, technology, and innovation skills. To increase enterprise-wide access to industry-leading content, we also partnered with best-in-class providers like LinkedIn Learning, Udemy, Workday, and Microsoft for digital learning in self-paced programs.

For managers and leaders, we offer programs that support their development and ensure they have the tools and resources they need to be effective, whether they are at an emerging, experienced, or senior level. Our key focus area is taking an enterprise-wide approach to continue building our pipeline of tomorrow’s leaders.

Another area of employee development is our intentional culture of continuous coaching and feedback through our Impact Conversations program. In addition, our anytime feedback process and recognition program empower employees to receive and give feedback or kudos from and to peers, managers, and leaders at any point during the year. In 2024, all eligible employees also received a performance appraisal with feedback from their manager on their 2023 performance.

Historically, we experience voluntary employee turnover that is consistently below industry benchmarks. In 2024, our overall company turnover was 12.6% and 10.0% when excluding our on-call team members.

Employee Well Being

Our well-being and total rewards team benchmarks externally and assesses the evolving needs of our workforce, incorporating insights gathered through an employee survey. This approach ensures we continuously improve our offerings to reflect what employees value most. In 2024, we enhanced medical and pharmacy plan support, increased access to gym memberships, and focused on making it easier for employees to manage and understand their benefits.

Our commitment to supporting employees holistically, regardless of where they live and work, reinforces our focus on fostering a resilient, engaged workforce that drives long-term success. Our approach was recognized by FlexJobs.

REGULATION

We provide our services to U.S. federal and state and local governments, as well as international government clients, and we are therefore subject to certain laws and regulations. Our failure to comply with the complex laws, rules, and regulations applicable to us could cause us to lose business and subject us to a variety of penalties and sanctions. Additionally, we are subject to various routine and non-routine governmental and other reviews, audits, and investigations, the results of which could affect our operating results and also subject us to penalties and sanctions. See “Item 1A. Risk Factors - Compliance Risks” for a more detailed description of the regulatory and compliance risks we face.

ITEM 1A. RISK FACTORS

The following discussion sets forth the material risk factors facing the Company that make an investment in us speculative or risky. This information should be read in conjunction with the description of our business, Management’s Discussion and Analysis, and the consolidated financial statements and related notes contained in this Annual Report on Form 10-K. Because of the following factors affecting our business, operations, financial position or future financial performance, reputation, and/or value of our stock, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

GOVERNMENT BUDGETING AND SPENDING PRIORITIES RISKS

The failure of Congress to approve appropriations bills in a timely manner for the federal government agencies and departments we support, or the failure of the Administration and Congress to reach an agreement on fiscal issues, could delay and reduce spending, cause us to lose revenue and profit, and affect our cash flow.

On an annual basis, Congress is required to approve appropriations bills that govern spending by each of the federal government agencies and departments we support. When Congress is, or Congress and the Administration are, unable to agree on budget priorities or specifics, and thus unable to pass annual appropriations bills on a timely basis, Congress typically enacts a continuing resolution. Continuing resolutions generally allow federal government agencies and departments to operate at spending levels based on the previous fiscal year. When agencies and departments operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and for new initiatives may be delayed or canceled. Congress and the Administration have from time to time failed to agree on a continuing resolution, resulting in temporary shutdowns of non-essential federal government functions and our work on such functions. Failures by Congress and the Administration to enact appropriations bills in a timely manner can force federal government agencies and departments to shut down or to cancel, change, or delay the implementation of existing or new initiatives. Such events may result in the loss of revenue and profit, or the deferral of revenue and profit to later periods. There is also the possibility that Congress will fail to raise the U.S. debt ceiling when necessary which, in addition to resulting in federal government shutdowns, could significantly impact the U.S. and global economy, affecting the discretionary spending decisions of our non-governmental clients and affecting the capital markets and our access to sources of liquidity on terms that are acceptable to us. The delayed funding or shutdown of many parts of the federal government, including agencies, departments, programs, and projects we support, could have a substantial negative effect on our revenue, profit, and cash flows.

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

We derived approximately 54%, 55%, and 55% of our revenue in 2024, 2023, and 2022, respectively, from contracts with federal government clients, and approximately 21%, 21%, and 21% of our revenue from contracts with state and local governments and international governments in 2024, 2023, and 2022, respectively. Expenditures by our federal government clients may be restricted or reduced by Administration or Congressional actions, by action of the Office of Management and Budget, by action of individual agencies or departments, or by other actions from the DOGE advisory commission. This may include impact to our revenue, profit, and cash flows as a result of changes by or changes in the priorities of the Administration. In addition, many state and local governments are not permitted to operate with budget deficits, and nearly all state and local governments face considerable challenges in balancing their budgets. Accordingly, we expect that, due to changing government budgeting and spending priorities, including necessary balancing of defense spending with civilian agency spending, and related disputes among Congress and the Administration, some of our government clients in the future may elect to terminate or issue stop-work orders with respect to contracts or programs for which we perform services, delay payments due to us, eventually fail to pay what they owe us, and/or delay certain programs and projects. For some government clients, we may face a difficult choice: turn down (or stop) work due to budget uncertainty with the risk of damaging a valuable client relationship or perform work with the risk of not being paid in a timely fashion or perhaps at all. Federal, state and local government, and/or international government elections could also affect spending priorities and budgets at all levels of government. In addition, increased government deficits and debt, both domestic and international, may lead to reduced spending by agencies and departments on projects or programs we support.

Risks Related to THE Changing Business ENVIRONMENT IN WHICH WE OPERATE

As we develop new services, clients and practices, enter new lines of business, and focus more of our business on providing a full range of client solutions, the additional demands that such growth places on our management and staff, information and operational systems, and cash flow may adversely affect the quality of our work, our operating margins, and our operating results.

As part of our corporate strategy, we are attempting to leverage our advisory services to sell our full suite of services across the life cycle of a policy, program, project, or initiative and we are regularly searching for ways to provide new services to clients. In addition, we extend our services to new clients, lines of business, and selected geographic locations, including outside the U.S., and seek out new cross-border opportunities. As we focus more on our delivery of a full range of consulting services from advisory through implementation and attempt to develop new services, clients, practice areas, and lines of business, these efforts could be unsuccessful and adversely affect our results of operations.

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

Efforts involving a different focus, new services, new clients, new practice areas, new lines of business, and increasing internationalization include risks associated with our inexperience and competition from mature participants in those areas. Our expansion of services may result in decisions that could harm our profit and operating results. In particular, implementation and improvement services often relate to the development, implementation, and improvement of critical infrastructure or operating systems that our clients may view as “mission critical”. If we fail to satisfy the needs of our clients in providing these services, we could incur reputational damage, and clients could claim significant costs and losses for which they could seek compensation from us.

RISKS RELATED TO THE GOVERNMENT CONTRACTS BUSINESS

Maintaining our client relationships and professional reputation is critical to our ability to successfully win new contracts and renew expired contracts~~.~~ and failure to do so may inhibit our ability to secure future contracts, leading to decreased revenue and other adverse effects.

Our client relationships and professional reputation are key factors in maintaining and growing our business, revenue, and profit levels under contracts with our clients. We continually bid for and execute new contracts, and our existing contracts regularly become subject to re-competition and expiration. If we are not able to replace the revenue from these contracts, either through follow-on contracts or new contracts for those requirements or for other requirements, our revenue and operating results may be adversely affected. On the expiration of a contract, we typically seek a new contract or subcontractor role relating to that client to replace the revenue generated by the expired contract. We face several risks related to these expiring contracts. The expiring contracts we service may not continue after their expiration, the client may not re-procure those requirements, re-procurement may be restricted in a way that would eliminate us from the competition (e.g., set asides for small businesses), or we may not be successful in any such re-procurements or in obtaining subcontractor roles. Any factor that diminishes client relationships and/or professional reputation with federal, state and local, and international government clients, as well as commercial clients, could make it substantially more difficult for us to compete successfully for new engagements and qualified employees. To the extent our client relationships and/or professional reputation deteriorate, our revenue and operating results could be adversely affected.

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

We believe that one of the elements of our success is our position as a prime contractor under GSA Schedule contracts and other IDIQ contracts, and we believe this position is important to our ability to sell our services to federal government clients. However, these contract vehicles require us to compete for each delivery order and task order, rather than having a more predictable stream of activity during the term of a multi-year contract. In addition, we may spend considerable cost and managerial time and effort to prepare bids and proposals for contracts, delivery orders or task orders that we may not win. We may be unable to continue to obtain revenue from such contracts at current levels, or in any amount, in the future. To the extent that federal government agencies and departments choose to employ GSA Schedule contracts and other IDIQ contracts encompassing activities for which we are not able to compete or provide services, we could lose business, which would negatively affect our revenue and profitability. There may also be changes in the manner in which the GSA approaches procurement under the various GSA Schedule contract vehicles and other IDIQ contracts that may impact our ability to pursue and obtain awards of new or recompete opportunities.

We may not receive revenue corresponding to the full amount of our backlog, or may receive it later than we expect, which could adversely affect our revenue and operating results.

The calculation of backlog is conditioned on numerous uncertainties and estimates, and we may, in fact, fail to receive the amounts we have included in our backlog. Our assessment of a contract’s potential value is based on factors such as the amount of revenue we have recently recognized on that contract under the assumption that future utilization will be similar, historical trends and our experience in utilizing contract capacity on similar types of contracts, and our professional judgment. In the case of contracts that may be renewed at the option of the client, we generally calculate backlog by assuming that the client will exercise all of its renewal options; however, the client may elect not to do so. In addition, federal government contracts rely on Congressional appropriation of funding, which is typically provided on an incremental basis at any point during the term of federal government contracts, and all or some of the work to be performed under a contract may require future appropriations by Congress and the subsequent allocation of funding by the procuring agency or department to the contract.

Protests of contracts continue to be common in our industry. We do not include contract awards that are subject to a pending protest in our calculation of backlog. If a contract previously included in backlog becomes the subject of a protest, we would adjust backlog to remove that amount and reassess following resolution of the protest.

Our estimate of the portion of backlog that we expect to recognize as revenue in any future period may differ from actual results because the receipt and timing of this revenue often depends on subsequent appropriation and allocation of funding and is subject to various contingencies, such as timing of task orders and delivery orders, many of which are beyond our control. In addition, we may never receive revenue from some of the engagements that are included in our backlog, and this risk is greater with respect to unfunded backlog. We adjust our backlog to reflect modifications to or renewals of existing contracts, awards of new contracts, or approvals of expenditures; however, if we subsequently fail to realize revenue corresponding to our backlog, our revenue and operating results could be adversely affected.

Our contracts may contain provisions that are unfavorable to us and permit our clients to, among other things, terminate our contracts partially or completely at any time prior to completion.

Our contracts may contain provisions that allow our clients to terminate or modify these contracts at their convenience on short notice. If a client terminates one of our contracts for convenience, we will only bill the client for work completed prior to the termination, plus any commitments and settlement expenses that we may claim and the client agrees to pay, but not for any work not yet performed. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in contract options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we likely would have no right to seek lost fees or other damages. In addition, certain contracts with international government clients may have more severe and/or different contract clauses than what we are accustomed to with federal and state and local government clients, such as penalties for any delay in performance. If a client were to terminate, decline to exercise options under, or curtail further performance under one or more of our major contracts, our revenue and operating results could be adversely affected.

Our relationships with other contractors are important to our business and, if disrupted, could cause us reputational damage or result in contract termination or other adverse effects on our business.

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

As described elsewhere in this Form 10-K, we have three principal types of contracts with our clients: fixed-price, time-and-materials and cost-based. We derived 46%, 45%, and 45% of our total revenue from fixed-price contracts in 2024, 2023, and 2022, respectively. The percentage of work we perform on a fixed-price basis may increase in the future based on changes to the procurement approach of our clients. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we realize a profit on fixed-price contracts only if we can control our costs and prevent cost overruns while meeting our contractual obligations.

Revenue recognition on fixed-price contracts requires us to make cost and scheduling estimates based on a number of assumptions, including assumptions about availability of labor, equipment, materials, change in contractual scope, and future economic conditions, among others. Estimates are inherently subjective and often change, and we may experience contract cost overruns as a result of ambiguities in contract specifications, our inability to meet service-level agreements, inflationary pressures, high demand for skilled labor, unanticipated technical problems, difficulties in obtaining permits or approvals, changes in local laws or labor conditions, weather delays, inability of our vendors or subcontractors to perform, or for other reasons. Contract cost overruns that are not reimbursed by our customers would result in a loss for that project and, if the project is significant or if multiple projects are impacted, such aggregate overruns may have a material adverse impact on our business and earnings.

Certain lines of business of our commercial work depend on certain sectors of the global economy that are highly cyclical, which can lead to substantial variations in our revenue and profit from period to period.

Our commercial clients, which include clients outside the U.S., generated approximately 25%, 24%, and 24% of our revenue in 2024, 2023, and 2022, respectively. This reliance on commercial clients presents certain risks and challenges. For example, our commercial work is heavily concentrated in industries which can be cyclical, such as: energy, air transportation, and environmental services. Demand for our services from our commercial clients has historically declined when their industries have experienced downturns, and we expect a decline in demand for our services when these industries or their customer bases experience downturns in the future.

Our efforts to become involved in engagements that are greater in terms of size, scope, and performance demands may result in increased performance and credit risk.

As we expand our national and global footprint, we may become involved in a greater number of engagements that will be larger in size, scope and complexity. The increase in the size, scope, and complexity of these engagements subjects us to the potential for a larger impact of performance risk associated with larger and more challenging engagements and the credit risk associated with certain larger customers, particularly among our commercial non-U.S. government and non-federal U.S. government clients. Our customers may face unexpected circumstances that adversely impact their ability to pay their trade payables to us and we may face unexpected borrowing needs or losses as a result. Such circumstances could lead to our commercial customers filing for bankruptcy. This can ultimately lead to variations in our profit from period to period.

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

COMPLIANCE RISKS

We are subject to various routine and non-routine governmental and other reviews, audits, and investigations and unfavorable results could force us to adjust previously reported operating results, affect future operating results, and subject us to a variety of penalties and sanctions.

Government departments and agencies we work for, including non-U.S., U.S. federal, and many state and local government clients, review, audit, and investigate our contract performance, pricing practices, cost structure, financial capability, and compliance with applicable laws, rules, and regulations. We have experienced growth in services related to disaster recovery in recent years, and those activities, by their nature, may become politicized and involve interaction with multiple tiers of national, state, territorial, and local governments, subcontractors, and citizens that increase the risk of claims, audits, investigations, reviews, monitoring, and litigation. Any of these reviews, audits and investigations could raise issues that have significant adverse effects, including, but not limited to, delayed payments, substantial adjustments to our previously reported operating results and substantial effects on future operating results. If a government review, audit, or investigation uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, repayment of amounts already received under contracts, forfeiture of profits, suspension of payments, fines, and suspension or debarment from doing business with government agencies and departments, any of which could adversely affect our reputation, our revenue, our operating results, and/or the value of our stock. In addition, we could suffer serious harm to our reputation and our stock price could decline if allegations of impropriety are made against us, whether true or not.

Federal government audits have been completed on our incurred contract costs only through 2019 for our NIH-cognizant indirect rates and through 2015 for our USAID-cognizant indirect rates, but audits for costs incurred on work performed since then have not yet been completed. In addition, non-audit reviews may still be conducted on all of our government contracts, even for periods before 2015.

PRIVACY, CYBERSECURITY, TECHNOLOGY, AND DATA PROTECTION RISKS

Our operations face continuous and evolving cybersecurity risks, including disruptions in critical systems, security breaches, and the unauthorized access to our and our clients’ systems, any of which may harm our reputation, impose unexpected remediation costs, and expose us to potential liability.

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

We have been the target of cyberattacks in the past and expect to continue to be a target in the future. As these security threats continue to evolve, we may be required to devote additional resources to protect against, prevent, detect, and respond to cybersecurity attacks, system disruptions, and security breaches. Moreover, we also rely in part on third-party software and information technology vendors to run our information systems. Any failure of these third-party systems, which are outside of our control but still impact us, could have similar adverse effects.

Impermissible use, misuse, or an improper disclosure of personal data or confidential information and breaches of, or disruptions to, our information technology systems or those of our third-party providers, could adversely affect our business and could result in liability and harm to our reputation.

We and our vendors process increasingly large amounts of sensitive personal data (collectively, “Personal Data”) concerning our existing and potential employees, clients, client customers, vendors, or other third parties (collectively, “Data Subjects”), as well as handle confidential information on our clients’ behalf. Therefore, we must ensure that we, as well as our vendors, can comply and demonstrate compliance with the various countries’ and U.S. states’ privacy and data protection laws, rules, and regulations (collectively, “Privacy and Data Protection Laws”) in any location where we or our vendors process Data Subjects’ Personal Data. Privacy and Data Protection Laws often vary significantly, and the changes to existing laws and adoption of new, more rigorous laws occurs on an increasing basis. For example, the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”) requires us to meet stringent requirements regarding (i) our access, use, disclosure, transfer, protection, or other processing of Personal Data; and (ii) the ability of Data Subjects to exercise their related various rights such as to access, correct, or delete their Personal Data. The 2018 California Consumer Privacy Act (“CCPA”), which went into effect January 2020, imposes similar requirements. New privacy laws in California, Colorado, Virginia, and other states took effect in 2023, with others likely to follow. Several privacy bills have also been introduced in Congress. Key markets in the Asia-Pacific region have also recently adopted GDPR-like legislation, including China’s new Personal Information Protection Law. Failure to meet Privacy and Data Protection Law requirements could result in significant civil penalties (including fines up to 4% of annual worldwide revenue under the GDPR) as well as criminal penalties. Privacy and Data Protection Law requirements also confer a private right of action in some countries, including under the GDPR. We may incur substantial costs associated with protecting Personal Data and maintaining compliance with the various Privacy and Data Protection Laws, including restrictions on international data transfers, particularly in light of the increasing scrutiny by supervisory authorities. These costs could adversely affect our results of operations. In addition, any inability, real or perceived, to adequately address privacy and data protection concerns, or to comply with applicable Privacy and Data Protection Laws, policies, industry standards, or contractual obligations could result in additional cost and liability to us, damage our reputation, negatively impact our ability to win new contracts or process Personal Data in certain geolocations, and otherwise adversely affect our business.

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

The businesses we acquire may have liabilities or adverse operating issues, or both, that we either fail to discover through due diligence or underestimate prior to the consummation of the acquisition. These liabilities and/or issues may include the acquired business’ failure to comply with, or other violations of, applicable laws, rules, or regulations or contractual or other obligations or liabilities. As the successor owner, we may be financially responsible for and may suffer harm to our reputation or otherwise be adversely affected by such liabilities and/or issues. An acquired business also may have problems with internal controls over financial reporting, which could in turn cause us to have material deficiencies or material weaknesses in our own internal controls over financial reporting. These and any other costs, liabilities, issues, and/or disruptions associated with any past or future acquisitions, and the related integration, could harm our operating results.

As a result of our acquisitions, we have substantial amounts of goodwill and intangible assets, and changes in business conditions could cause these assets to become impaired, requiring write-downs that would adversely affect our operating results.

All of our acquisitions have involved purchase prices in excess of tangible asset values net of liabilities assumed, resulting in the creation of an increased amount of goodwill and other intangible assets. As of December 31, 2024, goodwill and purchased intangibles accounted for approximately 60% and 4%, respectively, of our total assets. Under U.S. generally accepted accounting principles, we do not amortize goodwill acquired in a purchase business combination. We evaluate the recoverability of recorded goodwill annually, as well as when events or circumstances indicate there may be an impairment or if we have a material change in reporting units. We have to date determined that goodwill has not been impaired; however, future events or changes in circumstances that result in an impairment of goodwill or intangible assets would have a negative impact on our profitability and operating results.

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

Our outstanding and future indebtedness could reduce our profitability, limit our ability to pursue certain business opportunities, and reduce the value of our stock.

At our discretion, we borrow funds from our credit facility (the “Credit Facility”) under a credit agreement with a group of lenders. As of December 31, 2024, we had an aggregate of $411.7 million of outstanding indebtedness (net of unamortized debt issuance costs) that will mature on May 6, 2027. Subject to the limits contained in the agreements governing our Credit Facility, we may incur additional debt in the future to fund our ongoing operations as well as acquisitions. Our ability to pay interest and repay the principal for our indebtedness from time to time, as well as meet our financial and operating covenant requirements, is dependent upon our ability to, among other things, manage our business operations, and generate sufficient cash flows to service such debt. If we are unable to comply with the terms of our financing agreements or obtain additional required financing, this could ultimately result in a material adverse effect on our financial results and the value of our stock. Among other things, our debt could:

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

We may not pay special or regular dividends on our stock in the future.

The Board has authorized, declared and paid regular dividends each quarter since 2018. The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the Board taking into account future earnings, cash flows, net income, dividend yield and other factors. Authorization of dividends by the Board is subject to adherence/compliance with our Credit Facility. The Board may, upon taking into consideration any of the foregoing or other relevant factors, decide not to declare dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment.

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

In addition, the federal government and other governments with which we do business may change their procurement practices or requirements, or adopt new contracting laws, rules, or regulations that could be costly to satisfy or that could impair our ability to obtain new contracts and reduce our revenue and profit, such as curtailing the use of services firms or increasing the use of firms with a “preferred status,” such as small businesses.

In addition to our U.S. operations, we also have a significant presence in key markets outside the U.S., including offices in the U.K., Belgium, Spain, India, and Canada. Failure to abide by laws, rules, and regulations applicable to us because of our work outside the U.S., such as the U.K. Bribery Act 2010 and the GDPR, could have similar effects to those described above.

Our international operations pose additional risks to our profitability and operating results, including political instability across many of the jurisdictions in which we operate, restrictions on the repatriation of funds, expropriation or nationalization of our assets, and currency exchange rate fluctuations.

We have offices in the U.K., Belgium, Spain, India, and Canada, among others, and expect to continue to have international operations and offices, some of which are in economically developing countries that do not have a well-established business infrastructure. We also perform work in some countries where we do not have a physical office. Some of the countries in which we work have a history of political instability or may expose our employees and subcontractors to physical danger. Expansion into selective new geographic regions requires considerable management and financial resources, the expenditure of which may negatively impact our results, and we may never see any return on our investment.

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

In addition, because of our work with international clients, certain of our revenues and costs are denominated in other currencies, then translated to U.S. dollars for financial reporting purposes. Our revenues and profits may decrease as a result of currency fluctuations and devaluations and limitations on the conversion of foreign currencies into U.S. dollars and in the conversion between foreign currencies. We may, from time to time, have forward contract agreements (the “hedges”) related to our operations in the U.K. to hedge the remeasurement between the Euro and the pound sterling. We recognize the changes in the fair value of the economic hedges in our results of operations. These hedges may not be successful in reducing our exposure to foreign currency fluctuations and, in fact, the hedges may adversely affect our operating results.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As discussed in the “Item 1A. Risk Factors – Privacy, Cybersecurity, Technology, and Data Protection Risks,” we face certain ongoing risks from cybersecurity threats and recognize the critical importance of effective cybersecurity risk management in today's interconnected digital landscape. As part of our commitment to safeguarding our operations, sensitive data, and stakeholder trust, we have implemented robust cybersecurity practices and governance.

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
•
Incident Response Plan: We have a well-defined incident response plan that outlines roles, responsibilities, and procedures for handling cybersecurity incidents.
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

Notwithstanding the vigorous approach we take to cybersecurity, we may not always be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. To date, we have not identified cybersecurity risks, threats, or incidents that have materially affected us or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial conditions.

Cybersecurity Governance and Oversight

Our Board, directly or through its committees, is responsible for the oversight of the Company's overall enterprise risk management program, which includes cybersecurity risks. Our Audit Committee regularly reviews and evaluates cybersecurity risks and the procedures and policies implemented by management to identify, manage, and mitigate such risks.

Management is responsible for day-to-day assessment and management of cybersecurity risks. Our current Chief Information Officer (the “CIO”), the Deputy Chief Information Office (the “Deputy CIO”) and the Chief Information Security Officer (the “CISO”) have primary oversight of material risks from cybersecurity threats. The CIO has decades of professional experience across various engineering, business and management roles. Our Deputy CIO has over 30 years of experience leading implementation of various IT infrastructure and systems, and our CISO has over 20 years of specific cybersecurity experience and is responsible for maintaining compliance with applicable security requirements. They have a combined tenure of over three decades with the Company in various progressive management roles in information systems and technology and information security. They conduct regular meetings with the Audit Committee and the Board to communicate updates on cybersecurity risks, incidents, and mitigation efforts. The CISO and our security staff provide ongoing support to internal operations and oversight to our systems that offer services to our clients within our enterprise network. Our security staff is also augmented through an industry-recognized security operations center where systems are continuously monitored.

ITEM 2. PROPERTIES

We lease our offices and do not own any real estate. As of December 31, 2024, we leased approximately 208,274 square feet of office space at our corporate headquarters at 1902 Reston Metro Plaza, Reston, Virginia (in the Washington, D.C. metropolitan area) through May 2039 (the “Reston Office”). The Reston Office houses a portion of our operations and almost all of our corporate functions, including most of our staff within executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts.

As of December 31, 2024, we had leases in place for approximately 920,239 square feet of office space in more than 70 office locations throughout the U.S. and around the world, with various lease terms expiring over the next fourteen years. We continually review our need for office space, and we believe that our current office space, as well as other future office space we expect to be able to obtain in the lease marketplace, will be sufficient to meet our office space needs.

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

Holders

As of February 21, 2025, there were 23 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

Dividends

We currently expect to continue paying dividends comparable with our historic dividend payments. The declaration and payment of any dividends is at the sole discretion of our Board and is not guaranteed. Our Credit Facility contains certain restrictions related to the payment of cash dividends, requiring us to meet certain covenants prior to and after the declaration of any dividend.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2019 through December 31, 2024, with the cumulative total return on (i) the Nasdaq Composite, (ii) the Russell 2000 stock index, and (iii) the S&P 1500 companies having GICS Code 2020 Commercial & Professional Services.

The comparison below assumes an initial investment of $100.00 on December 31, 2019 in which all dividends (if any) are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

	Year Ended December 31,
	2019	2020	2021	2022	2023	2024
ICF International, Inc.	$100.00	$81.80	$113.53	$110.27	$149.96	$133.84
Nasdaq Composite	100.00	144.92	177.06	119.45	172.77	223.87
Russell 2000 Index	100.00	119.96	137.74	109.59	128.14	142.93
S&P Composite 1500 Commercial & Professional Services	100.00	118.06	148.95	134.63	158.80	184.99

Recent Sales of Unregistered Securities

None.

Share Repurchase Program

In September 2017, the Board approved a share repurchase program to offset dilution resulting from employee stock compensation. Under the program, purchases can be made from time to time at prevailing market prices in open market purchases or in privately negotiated transactions pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act, and in accordance with applicable insider trading and other securities laws and regulations. The timing and extent to which we repurchase our shares will depend upon market conditions and other corporate considerations, as may be considered in our sole discretion. The purchases will be funded from existing cash balances and/or borrowings and the repurchased shares will be held in treasury. Our Credit Facility permits annual share repurchases of at least $25.0 million provided that the Company is not in default of its covenants, and higher amounts provided that our Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.0 million after giving effect to such purchases.

On November 14, 2024, the Board approved an increase to the share repurchase program, including purchases pursuant to Rules 10b5-1 and 10b-18, to a new limit of $300.0 million, inclusive of the prior limit of $200.0 million. During the year ended December 31, 2024, we used $44.4 million to repurchase 327,321 shares under this program at an average price of $135.77 per share. As of December 31, 2024, $149.3 million of authority remained available for share repurchases.

Repurchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended December 31, 2024 for our share repurchase plan and shares purchased in satisfaction of employee tax withholding obligations related to the settlement of restricted stock units.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 – October 31	—	$—	—	$67,217,536
November 1 – November 30	75,255	$139.83	66,929	$158,114,581
December 1 – December 31	69,392	$127.10	69,392	$149,293,133
Total	144,647	$133.72	136,321
a)
The total number of shares purchased includes any shares repurchased pursuant to our share repurchase program described further in footnote (b) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended December 31, 2024, we repurchased 136,321 under the stock repurchase program at an average price of $131.47 and 8,326 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $170.69 per share.
b)
The current share repurchase program authorizes share repurchases in the aggregate up to $300.0 million. Our Credit Facility permits annual share repurchases of at least $25.0 million provided that the Company is not in default of its covenants, and higher amounts provided that our Consolidated Leverage Ratio prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.00 million.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8.“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include those discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This section of the Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023. Discussions of 2023 items and year-to-year comparisons between 2023 and 2022 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed with the SEC on February 28, 2024, and is incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

OVERVIEW AND OUTLOOK

We provide professional services and technology-based solutions, including management, technology, and policy consulting and implementation services. We help our clients conceive, develop, implement, and improve solutions that address complex business, natural resource, social, technological, and public safety issues. Our services primarily support clients that operate in the following key markets:

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

Our largest clients are U.S. federal government departments and agencies. Our federal government clients include every cabinet-level department, most significantly HHS, EPA, and DoS. Federal government clients generated approximately 54%, 55%, and 55% of our revenue in 2024, 2023, and 2022, respectively. State and local government clients generated approximately 16%, 16%, and 15% of our revenue in each of 2024, 2023, and 2022, respectively. International government clients generated approximately 5%, 5%, and 6% of our revenue in 2024, 2023, and 2022, respectively.

We also serve a variety of commercial clients worldwide, including: airlines, airports, electric and gas utilities, health care companies, banks and other financial services companies, transportation, non-profits/associations, manufacturing firms, retail chains, and distribution companies. Our commercial clients, which include clients outside the U.S., generated approximately 25%, 24%, and 24% of our revenue in 2024, 2023, and 2022, respectively. We believe that our domain expertise and the program knowledge developed from our research and analytics, and assessment and advisory engagements further position us to provide a full suite of services.

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

We believe that, in the long-term, demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about the environment and use of clean energy and energy efficiency; health promotion, treatment, and cost control; the means by which healthcare can be delivered effectively on a cross-jurisdiction basis; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes that devastated communities in Texas, Florida, North Carolina, Louisiana, the U.S. Virgin Islands, and Puerto Rico, and the impact of wildfires in Hawaii, Oregon, and southern California, the affected areas remain in various stages of evacuation, relief, and recovery efforts. We believe our prior and current experience with disaster relief and rebuild efforts, including after hurricanes Katrina and Rita and Superstorm Sandy, and the wildfires in Oregon, put us in a favorable position to continue to provide recovery and housing assistance, and environmental and infrastructure solutions, including disaster mitigation, on behalf of federal departments and agencies, state, territorial, and local jurisdictions, and regional agencies.

We also see significant opportunity to further leverage our digital and client engagement capabilities across our client base. Our future results will depend on the success of our strategy to enhance our client relationships and seek larger engagements that span the entire program life cycle, and to complete and successfully integrate additional strategic acquisitions. We will continue to focus on building scale in our vertical and horizontal domain expertise, developing business with our existing clients as well as new customers, and replicating our business model in selective geographies. In doing so, we will continue to evaluate strategic acquisition opportunities that enhance our subject matter knowledge, broaden our service offerings, gain access to or expand customer relationships, and/or provide scale in specific geographies. Although we continue to see favorable long-term market opportunities, there are certain business challenges facing all government service providers. Administrative and legislative actions by the federal government to address changing priorities or in response to the budget deficit could have a negative impact on our business, which may result in a reduction to our revenue and profit and adversely affect cash flow. Similarly, the very nature of opportunities arising out of disaster recovery means they can involve unusual challenges. Factors such as the overall stress on communities and people affected by disaster recovery situations, political complexities and challenges among involved government agencies, and a higher-than-normal risk of audits and investigations may result in a reduction to our revenue and profit and adversely affect cash flow; however, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the federal government, as well as to state and local and international governments and commercial clients. We believe that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund ongoing operations, potential acquisitions, customary capital expenditures, and other working capital requirements.

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
•
Changes in priorities, especially with the federal government;
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

As with other federal contractors, we have experienced business impacts, of varying degrees, from the changing priorities of the Administration that could have an adverse impact on our results and, as these new priorities are implemented, it may be difficult for us to accurately predict the effect they will have on our results.

Subsequent to December 31, 2024, and through February 25, 2025, pursuant to the recent executive orders issued by the Administration or actions by DOGE, the Company received notices for termination-for-convenience of approximately $276 million and for stop-work orders of approximately $99 million. The majority of the termination-for-convenience and stop-work orders notices are associated with our contracts with USAID. The impact of these contract terminations and stop-work orders is not expected to be material, with such contracts contributing approximately 3.3% of our 2024 fiscal year revenue.

Presently, it is unknown if the stop-work orders notices will be lifted and the Company will resume work on these programs, or if the stop-work orders will result in a termination-for-convenience.

BUSINESS COMBINATIONS

A key element of our growth strategy is to pursue acquisitions. During the previous three fiscal years, we completed four acquisitions summarized as follows:

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

Applied Energy Group – In December 2024, we acquired AEG, a leading energy technology and advisory services company.

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

Our contracts may be partially funded, often incrementally in annual amounts. We determine the transaction price based on the history of funding, the client’s need for the program, the length of time before funding is available, and the client’s intent and ability to fund and include the unfunded portion of the contract if it is probable that it will be funded based on these criteria.

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

For cost-based contracts, we recognize revenue as a single performance obligation based on contract costs incurred, as we become contractually entitled to reimbursement of the contract costs, plus a most likely estimate of award or incentive fees earned on those costs even though final determination of fees earned occurs after the contractually stipulated performance assessment period ends. For the years ended December 31, 2024, 2023, and 2022, revenue from cost-based contracts totaled $231.9 million, $265.1 million, and $263.7 million, respectively.

For performance obligations requiring the delivery of a service for a fixed price, we use the ratio of actual costs incurred to total estimated costs at completion (“EAC”) provided that costs incurred (an input method) represents a reasonable measure of progress towards the satisfaction of a performance obligation, in order to estimate the portion of total revenue earned. Contract costs that are not reflective of our progress toward satisfying a performance obligation are not included in the calculation of the measure of progress. We estimate the EAC by making certain assumptions and judgments such as the level of efforts from internal staff and/or subcontractors and cost of materials needed to complete the tasks. Our cost estimate is based on our prior experience and expertise in delivery of similar services, which allow us to make reasonable assumptions and estimates that are close to actual costs to complete the obligations; however, changes in the scope or complexity of work, availability of materials needed, or performance could cause a change in the EAC. We routinely review EACs for changes that could materially impact our measurement of progress toward completion of the performance obligations and adjust our revenue in the period that the changes occur. When a contract EAC exceeds the contract value, we recognize the loss in the same period of determination. For the years ended December 31, 2024, 2023, and 2022, our revenue from contracts in which we use EACs totaled $479.7 million, $310.1 million, and $287.4 million, respectively.

Our contracts may include variable considerations such as award fees and incentives that may increase or decrease the transaction price. The actual amounts are typically determined and awarded at the end of a performance period and the final awarded amount is based on achieving certain performance metrics, program milestones, or cost targets at the customer’s discretion. We estimate the most likely amount expected to be achieved based on our prior history in providing the services to the customer or, if no history exists, we constrain the variable consideration until the initial determination by the customer.

Fair Value of Acquired Assets from Business Combinations

Our consolidated balance sheets as of December 31, 2024 and 2023 include $88.3 million and $94.9 million, respectively, of net intangible assets that were created through business acquisitions.

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

	Year ended December 31, 2024		Year ended December 31, 2023		Year ended December 31, 2022
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, infrastructure, and disaster recovery	$929,711	46%	$805,942	41%	$714,628	40%
Health and social programs	764,477	38%	814,789	42%	704,465	40%
Security and other civilian & commercial	325,599	16%	342,507	17%	360,871	20%
Total	$2,019,787	100%	$1,963,238	100%	$1,779,964	100%

Our primary clients within the client markets are the agencies and departments of the federal government and commercial clients. Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us with strong client relationships. In 2024, 2023, and 2022, approximately 87%, 89%, and 91% of our revenue, respectively, was from prime contracts.

Client type

The table below shows our revenue by type of client as a percentage of total revenue for the periods indicated. Certain immaterial revenue amounts in the prior years have been reclassified due to minor adjustments and reclassification within client type.

	Year ended December 31, 2024		Year ended December 31, 2023		Year ended December 31, 2022
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$1,087,349	54%	$1,084,047	55%	$980,746	55%
U.S. state and local government	316,083	16%	309,516	16%	259,764	15%
International government	110,798	5%	103,446	5%	103,609	6%
Government	1,514,230	75%	1,497,009	76%	1,344,119	76%
Commercial	505,557	25%	466,229	24%	435,845	24%
Total	$2,019,787	100%	$1,963,238	100%	$1,779,964	100%

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

	Year ended December 31, 2024		Year ended December 31, 2023		Year ended December 31, 2022
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$855,538	42%	$811,911	41%	$713,693	40%
Fixed-price	932,351	46%	886,200	45%	802,568	45%
Cost-based	231,898	12%	265,127	14%	263,703	15%
Total	$2,019,787	100%	$1,963,238	100%	$1,779,964	100%

Payments we received on cost-based contracts with the federal government are provisional payments subject to adjustment upon audit by the government. Contract revenue for subsequent periods has been recorded in amounts that are expected to be realized on final audit and settlement of costs.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of comprehensive income for the years ended December 31, 2024 and 2023 and expresses these items as a percentage of revenue for the periods indicated and the period-over-period rate of change in each of them. Our discussion of the items for the years ended December 31, 2023 and 2022 can be found in our Annual Report on Form 10-K for the year ended December 31, 2023, which was filed with the SEC on February 28, 2024.

Years Ended December 31, 2024 and 2023

(dollars in thousands)

	Year Ended December 31,				Year to Year Change
	2024	2023	2024	2023	2023 to 2024
	Dollars		Percentages		Dollars	Percent
Revenue	$2,019,787	$1,963,238	100.0%	100.0%	$56,549	2.9%
Direct Costs:
Direct labor & related fringe costs	775,239	730,322	38.4%	37.2%	44,917	6.2%
Subcontractors & other direct costs	506,777	534,696	25.1%	27.2%	(27,919)	(5.2)%
Total Direct Costs	1,282,016	1,265,018	63.5%	64.4%	16,998	1.3%
Operating Costs and Expenses
Indirect and selling expenses	518,453	505,162	25.7%	25.7%	13,291	2.6%
Depreciation and amortization	20,484	25,277	1.0%	1.3%	(4,793)	(19.0)%
Amortization of intangible assets	32,992	35,461	1.6%	1.8%	(2,469)	(7.0)%
Total Operating Costs and Expenses	571,929	565,900	28.3%	28.8%	6,029	1.1%
Operating Income	165,842	132,320	8.2%	6.7%	33,522	25.3%
Interest, net	(29,590)	(39,681)	(1.5)%	(2.0)%	10,091	(25.4)%
Other income	1,806	3,908	0.1%	0.2%	(2,102)	(53.8)%
Income Before Income Taxes	138,058	96,547	6.8%	4.9%	41,511	43.0%
Provision for Income Taxes	27,888	13,935	1.4%	0.7%	13,953	100.1%
Net Income	$110,170	$82,612	5.5%	4.2%	$27,558	33.4%

Year ended December 31, 2024 compared to year ended December 31, 2023

Revenue. The growth in revenue of $56.5 million was driven by increases of $39.3 million from commercial clients, $7.4 million from international government clients, $6.6 million from U.S. state and local government clients, and $3.3 million from U.S. federal government clients, respectively.

Revenue from Energy, Environment & Infrastructure and Disaster Recovery client market increased by $123.8 million, or 15.4%, due to:

•
Increases of $88.0 million from commercial, $31.8 million from U.S. federal government, $3.4 million from international government, and $0.5 million from U.S. state and local government clients, respectively.

Revenue from Health and Social Programs client market decreased by $50.3 million, or 6.2%, due to:

•
Decreases of $48.1 million from U.S. federal government and $13.8 million from commercial clients, respectively, driven by lower pass-throughs from several U.S. federal contracts and our exit from the commercial marketing business during 2023, offset by
•
Increases of $6.3 million and $5.4 million from U.S. state and local government and international government clients, respectively.

Revenue from Security and Other Civilian & Commercial client market saw a decrease of $16.9 million, or 4.9%, as a result of:

•
Decreases of $34.8 million from commercial clients, driven by the divestiture of the commercial marketing and events business during fiscal year 2023, $1.4 million from international government clients, and $0.3 million from U.S. state and local government clients, respectively, offset by
•
An increase of $19.6 million from U.S. federal government clients.

Direct costs. The increase in direct costs was driven by additional direct labor and related fringe benefit costs of $44.9 million which reflected growth in the ongoing business, offset by a decrease of subcontractors and other direct costs of $27.9 million primarily as a result of our exit from the commercial marketing and events business during 2023. For the years ended December 31, 2024 and 2023, direct labor and related fringe benefit costs were 60.5% and 57.7% of total direct costs, respectively, and subcontractors and other direct costs were 39.5% and 42.3% of total direct costs, respectively. The total direct costs as a percentage of revenue was 63.5% for the year ended December 31, 2024 compared to 64.4% for 2023.

Indirect and selling expenses. The increase in indirect and selling expenses was due to additional $8.9 million in indirect labor and related fringe benefit costs and $4.4 million in general and administrative costs. As a percentage of total indirect and selling expenses, indirect labor and associated fringe costs were 71.0% and 71.1%, respectively, and general and administrative costs were 29.0% and 28.9%, respectively, for the years ended December 31, 2024 and 2023. As a percentage of revenue, indirect and selling expenses was 25.7% for the years ended December 31, 2024 and 2023.

Depreciation and amortization. The decrease in depreciation and amortization was due to having fewer capital assets primarily as a result of the divestiture of our U.S. commercial marketing business in 2023.

Amortization of intangible assets. The decrease in amortization of intangible assets was due to having fewer intangible assets primarily as a result of the divestiture of our U.S. commercial marketing business in 2023.

Interest, net. The decrease in interest, net was primarily due to our lower average debt balance of $474.0 million in 2024 compared to $613.5 million in 2023. The average interest rate was 6.6% in 2024 compared to 6.7% in 2023. We utilize floating-to-fixed interest rate swap agreements to hedge the variable interest portion of our debt. Our 2024 interest expense from our debt was reduced by $6.2 million from the swap agreements, compared to $6.9 million in 2023. Our average interest rate inclusive of the impact of the swap agreements was 5.3% for 2024 compared to 5.6% for 2023.

Other income. The decrease in other income was primarily due to higher pre-tax gains from the divestiture of our U.S. commercial marketing and Canadian mobile aggregation businesses in 2023. We recognized $5.7 million of pre-tax gains in 2023 fiscal year compared to $2.0 million in 2024 fiscal year.

Provision for income taxes. The effective income tax rate for the years ended December 31, 2024 and 2023 was 20.2% and 14.4%, respectively. The increase in provision for income taxes in 2024 was primarily due to the favorable impact of one-time tax planning strategies implemented in 2023 which were not repeated in 2024.

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated.

	Year ended December 31,
	2024	2023	2022
Net income	$110,170	$82,612	$64,243
Interest, net	29,590	39,681	23,281
Provision for income taxes	27,888	13,935	19,737
Depreciation and amortization	53,476	60,738	49,917
EBITDA	221,124	196,966	157,178
Impairment of long-lived assets (1)	3,583	7,666	8,354
Acquisition and divestiture-related expenses (2)	1,313	4,759	6,441
Severance and other costs related to staff realignment (3)	1,535	6,366	6,302
Charges for facility consolidations and office closures (4)	464	3,187	5,034
Expenses related to the transfer to our new corporate headquarters (5)	—	—	8,287
Expenses related to our agreement for the sale of receivables (6)	—	—	240
Pre-tax gain from divestiture of a business (7)	(2,013)	(5,712)	—
Total adjustments	4,882	16,266	34,658
Adjusted EBITDA	$226,006	$213,232	$191,836

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
(7)
Includes pre-tax gain from the divestitures of our U.S. commercial marketing and Canadian mobile text aggregation businesses.

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

The following table presents a reconciliation of U.S. GAAP Diluted EPS to Non-GAAP Diluted EPS for the periods indicated:

	Year ended December 31,
	2024	2023	2022
U.S. GAAP Diluted EPS	$5.82	$4.35	$3.38
Impairment of long-lived assets	0.19	0.40	0.44
Acquisition and divestiture-related expenses	0.07	0.25	0.34
Severance and other costs related to staff realignment	0.08	0.33	0.33
Expenses related to facility consolidations and office closures (1)	0.06	0.24	0.26
Expenses related to the transfer to our new corporate headquarters	—	—	0.44
Expenses related to our agreement for the sale of receivables	—	—	0.01
Pre-tax gain from divestiture of a business	(0.11)	(0.30)	—
Amortization of intangibles	1.74	1.87	1.49
Income tax effects of the adjustments (2)	(0.40)	(0.64)	(0.92)
Non-GAAP Diluted EPS	$7.45	$6.50	$5.77

(1)
These are exit costs related to actual office closures (previously included in Adjusted EBITDA) and accelerated depreciation related to fixed assets for planned office closures.
(2)
Income tax effects were calculated using the effective tax rate, adjusted for discrete items, if any, of 20.2%, 22.8% and 28.0% for the years ended December 31, 2024, 2023, and 2022, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, debt service, dividends, and share repurchases. We expect to meet these requirements through a combination of our cash and cash equivalents at hand, cash flow from operations, and borrowings. Our primary source of borrowings is from our Credit Facility, as described in “Note 10 - Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. As of December 31, 2024, we had $541.1 million of unused borrowing capacity available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program. Should the need arise, we intend to further increase our borrowing capacity in the future to provide us with adequate working capital to continue our ongoing operations.

There are other conditions, such as the ongoing wars in Ukraine and the instability in the Middle East, that create uncertainty in the global economy, which in turn may impact, among other things, our ability to generate positive cash flows from operations and our ability to successfully execute and fund key initiatives. However, our current belief is that the combination of internally generated funds, available bank borrowings, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund ongoing operations, customary capital expenditures, quarterly cash dividends, share repurchases, and organic growth. Additionally, we continuously analyze our capital structure to ensure we have capital to fund future strategic acquisitions.

We continuously monitor the state of the financial markets to assess the availability of borrowing capacity under the Credit Facility and the cost of additional capital from both debt and equity markets. At present, we believe we will be able to continue to access these markets at commercially reasonable terms and conditions if we need additional capital in the near term.

Material Cash Requirements from Contractual Obligations. As of December 31, 2024, contractual obligations that require a material use of cash include payments of interest on our Credit Facility and operating lease obligations for facilities and equipment.

At December 31, 2024, our outstanding Credit Facility balance, net of unamortized debt issuance costs, was $411.7 million, which is due in 2027 upon maturity. We borrow funds under the Credit Facility at interest rates based on both the SOFR (i.e., 1-, 3-, or 6-month rates) and a fluctuating Base Rate (see “Note 10 - Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Annual Report). Assuming that our interest rate on the Credit Facility is the same as on December 31, 2024, we anticipate our interest payments on the debt to be approximately $23.6 million in 2025, $23.6 million in 2026, and $6.2 million in 2027 when our Credit Facility expires. The estimates do not take into account future drawdowns and repayments on the debt or changes in the variable interest rate, and actual interest may be different.

As of December 31, 2024, we have operating leases for facilities and equipment with remaining terms ranging from 1 to 14 years. Our current and long-term operating lease liabilities of $176.7 million at December 31, 2024 represent the present value of the minimum payments required under the non-cancellable leases, and the actual cash payments total $214.9 million. The operating lease payment obligations by year are further discussed in “Note 7 - Leases” in the “Notes to Consolidated Financial Statements”.

As of December 31, 2024, we also have finance leases for equipment and furniture with lease payment obligations through 2029 as discussed in “Note 7 - Leases” in the “Notes to Consolidated Financial Statements”. The current and long-term finance lease liabilities at December 31, 2024 of $13.9 million represent the present value of the minimum payments totaling $15.1 million.

Inflation. Our business and results of operations have not been materially affected by inflation and changing prices during the period presented and we do not expect to be materially affected in the future due to the nature of our business as a provider of professional services with contracts that can be negotiated with new prices.

Dividends. Cash dividends declared in 2024 were as follows:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 27, 2024	$0.14	March 22, 2024	April 12, 2024
May 2, 2024	$0.14	June 7, 2024	July 12, 2024
August 1, 2024	$0.14	September 6, 2024	October 11, 2024
October 31, 2024	$0.14	December 6, 2024	January 10, 2025

Cash Flows. The following table summarizes our cash flows from the years ended December 31, 2024, 2023, and 2022.

	Year ended December 31,
(in thousands)	2024	2023	2022
Net cash provided by operating activities	$171,544	$152,383	$162,206
Net cash used in investing activities	(74,805)	(3,673)	(258,844)
Net cash (used in) provided by financing activities	(86,898)	(152,588)	90,371
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(473)	359	(1,198)
Increase (decrease) in cash, cash equivalents, and restricted cash	$9,368	$(3,519)	$(7,465)

Cash provided by operating activities for the year ended December 31, 2024 increased by $19.2 million compared to 2023 primarily due to the profitability of our contracts, our ability to invoice our customers and subsequent collection of cash, and the timing of vendor payments.

Cash used in investing activities for the year ended December 31, 2024 increased by $71.1 million compared to 2023 primarily due to our acquisition of AEG during fiscal year 2024.

We used $86.9 million of cash in financing activities during the year ended December 31, 2024 compared to $152.6 million during 2023. The decrease in cash used in financing activities was primarily due to reduced net borrowings from our Credit Facility, partially offset by an increase in share repurchases during fiscal year 2024.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under the Credit Facility and foreign exchange rate risk.

Borrowings under the Credit Facility accrue interest at variable rates. We monitor interest rate fluctuations and outlooks as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects of higher interest rates on our results of operations. As part of this strategy, we use interest rate swap arrangements to hedge a portion of our interest rate risk that effectively converts our variable rate debt to fixed rate debt. We do not use such instruments for speculative or trading purposes. Based on our borrowings under the Credit Facility, a 1% increase in interest rates would have increased interest expense by approximately $4.8 million and would have decreased our annual net income and operating cash flows by a comparable amount. At December 31, 2024, we had seven interest rate swap agreements with a total aggregate notional amount of $275.0 million to hedge against changes in interest rates and offset potential increases in interest expense. See “Note 12 - Derivative Instruments and Hedging Activities” in the “Notes to Consolidated Financial Statements”.

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

We use a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue. During the year ended December 31, 2024, approximately 7% of our revenue was generated from our international operations based on the location to which a contract was awarded. As a result, a 10% increase or decrease in the value of the U.S. dollar against all currencies would have an estimated impact on revenue of approximately 1%, or $15.1 million. Actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of ICF International, Inc. and subsidiaries are provided in Part IV in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the Company’s management, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2024 to provide reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined as of December 31, 2024 in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2024.

As permitted by the SEC rules, management’s assessment and conclusion on the effectiveness of the Company’s internal controls over financial reporting as of December 31, 2024, excludes an assessment of the internal control over financial reporting of AEG, acquired on December 31, 2024. AEG represents total assets, excluding goodwill and intangibles related to the acquisitions, of 0.7% of the Company’s consolidated total assets as of December 31, 2024. AEG did not contribute any revenue for the year ended December 31, 2024.

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

Changes in Internal Control Over Financial Reporting. There were no material changes in our internal control over financial reporting during the last quarter of 2024 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

On December 7, 2024, James Morgan, our Chief Operating Officer, adopted a trading plan intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Exchange Act. The plan is for the sale of up to 10,000 shares and terminates on the earlier of the date all shares covered by the plan have been sold and April 1, 2026.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Insider Information and Securities Trading

We have adopted an Insider Information and Securities Trading Policy and procedures governing the purchase, sale and/or other disposition of our securities by directors, officers, and employees, or by us, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. A copy of our policy is filed with this Annual Report on Form 10-K as Exhibit 19.0.

Other information required by this item will be included in our Proxy Statement for the 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2025 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Financial Statements

(2)
Financial Statement Schedules

The financial statement schedule of the Registrant and its subsidiaries for fiscal years 2024, 2023, and 2022 required by Item 15(a) (Schedule II, Valuation and Qualifying Accounts) is included in Item 8 of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts	F-36

Schedules not filed have been omitted because they are not applicable, are not required or the information required to be set forth therein is included in the financial statements or notes thereto.

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

10.4	Form of Restricted Stock Unit Award under the 2018 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed March 13, 2024). +

10.5	Form of Non-Employee Restricted Stock Unit Award under the 2018 Omnibus Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 27, 2018). +

10.6	Form of CEO Performance Share Award Agreement (Incorporated by reference to Exhibit 10.4 to the Company’s Form 8-K, filed June 1, 2018). +

10.7	Form of CEO Performance Share Award Agreement (Incorporated by reference to Exhibit 10.3 to the Company’s Form 8-K, filed March 13, 2024). +

10.8	Form of General Performance Share Award Agreement under the 2018 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K, filed March 13, 2024). +

10.9	Form of Cash-Settled Restricted Stock Unit Award under the 2018 Omnibus Incentive Plan. (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed June 1, 2018). +

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

10.14	Severance Letter Agreement by and between the Company and Sergio J. Ostria, dated March 6, 2012 (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K, filed on March 8, 2016). +

10.15	Amended and Restated Credit Agreement, dated May 6, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 6, 2022).

10.16	First Amendment to Amended and Restated Credit Agreement, dated May 17, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 19, 2023).

10.17	Second Amendment to Amended and Restated Credit Agreement, dated November 6, 2023 (Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K dated February 28, 2024).

10.18	Lease Agreement between ICF Consulting Group, Inc. and CRS Plaza II, LLC, dated as of October 24, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed October 30, 2019).

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

10.21	Separation Agreement and Release between Rodney Mark Lee, Jr. and the Company (Incorporated by reference to Exhibit 10.1 to the Company's Form 8-K, filed December 4, 2023).

19.0	Insider Trading Policy. *

21.0	Subsidiaries of the Registrant.*

23.1	Consent of Grant Thornton LLP.*

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*

32.1	Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.0	Compensation Recovery Policy (Incorporated by reference to Exhibit 97.0 to the Company's Form 10-K, filed February 28, 2024).

101

The following materials from the ICF International, Inc. Annual Report on Form 10-K for the year ended December 31, 2024 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. *

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL

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

February 28, 2025	ICF INTERNATIONAL, INC.
	By:	/s/ JOHN WASSON
John Wasson
Chair, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN WASSON	Chair, President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2025
John Wasson

/s/ BARRY BROADUS	Chief Financial Officer (Principal Financial Officer)	February 28, 2025
Barry Broadus

/s/ RANJIT CHADHA	Principal Accounting Officer	February 28, 2025
Ranjit Chadha

/s/ MARILYN CROUTHER	Director	February 28, 2025
Marilyn Crouther

/s/ SCOTT SALMIRS	Director	February 28, 2025
Scott Salmirs

/s/ Dr. SRIKANT M. DATAR	Director	February 28, 2025
Dr. Srikant M. Datar

/s/ MICHAEL J. VAN HANDEL	Director	February 28, 2025
Michael Van Handel

/s/ RANDALL MEHL	Director	February 28, 2025
Randall Mehl

/s/ Dr. MICHELLE A. WILLIAMS	Director	February 28, 2025
Dr. Michelle A. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ICF International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and financial statement schedule included under Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – estimates-at-completion

As described further in Note 2 to the consolidated financial statements, the Company recognizes revenue over time using a cost-input method on certain contracts in which costs incurred represents a reasonable measure of progress toward satisfaction of a performance obligation and transfer of control to a customer. Under the cost input method, revenue is recognized based on the proportion of total costs incurred to total estimated costs-at-completion (“EAC”). A performance obligation’s EAC includes all direct costs such as level of effort from internal staff and/or subcontractors and costs of materials, if any, needed to complete the tasks. The accounting for these contracts involves judgment, particularly as it relates to the process of estimating total costs to satisfy performance obligations. We identified the estimate of total costs to satisfy the performance obligation for contracts with revenue recognized using the cost-input method as a critical audit matter.

The principal considerations for our determination that the total estimated costs to complete for such contracts is a critical audit matter are the significant management judgments involved in the initial creation and subsequent updates to the Company’s EAC and related estimated profit to be recognized, if any, which required challenging and subjective auditor judgment in the execution of our procedures.

Our audit procedures in response to the matter included the following, among others:

•
Testing the design and operating effectiveness of controls related to management’s review of estimate-at-completion analyses and the significant assumptions underlying the estimated total costs to complete.
•
Testing management’s process for developing, revising, and calculating EAC, evaluating key inputs and assumptions by comparing them to relevant evidence, including contract documents, rate of cost incurred to date, subcontractor agreements, customer correspondence, documentation related to contractual milestones or other documentation, relevant to estimated costs to be incurred.
•
Performing a lookback analysis of certain contracts completed during the year ended December 31, 2024 and comparing the EAC to the estimate of costs throughout the contract life cycle to assess the Company’s ability to develop reasonable estimates.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2000.

Arlington, Virginia
February 28, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ICF International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 28, 2025 expressed an unqualified opinion on those financial statements.

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

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of Applied Energy Group, Inc., a wholly-owned subsidiary, whose financial statements reflect total assets constituting 0.7 percent, of the related consolidated financial statement amounts as of and for the year ended December 31, 2024. As indicated in Management’s Report, Applied Energy Group, Inc. was acquired during 2024. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of Applied Energy Group, Inc.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia
February 28, 2025

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	December 31, 2024	December 31, 2023
ASSETS
Current Assets:
Cash and cash equivalents	$4,960	$6,361
Restricted cash	13,857	3,088
Contract receivables, net	256,923	205,484
Contract assets	188,941	201,832
Prepaid expenses and other assets	21,133	28,055
Income tax receivable	6,260	2,337
Total Current Assets	492,074	447,157
Property and Equipment, net	68,118	75,948
Other Assets:
Goodwill	1,248,855	1,219,476
Other intangible assets, net	88,262	94,904
Operating lease - right-of-use assets	115,531	132,807
Deferred tax assets	1,603	—
Other assets	51,910	41,480
Total Assets	$2,066,353	$2,011,772

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Current portion of long-term debt	$—	$26,000
Accounts payable	159,522	134,503
Contract liabilities	24,580	21,997
Operating lease liabilities	20,721	20,409
Finance lease liabilities	2,612	2,522
Accrued salaries and benefits	105,773	88,021
Accrued subcontractors and other direct costs	49,271	45,645
Accrued expenses and other current liabilities	86,701	79,129
Total Current Liabilities	449,180	418,226
Long-term Liabilities:
Long-term debt	411,743	404,407
Operating lease liabilities - non-current	155,935	175,460
Finance lease liabilities - non-current	11,261	13,874
Deferred income taxes	—	26,175
Other long-term liabilities	55,775	56,045
Total Liabilities	1,083,894	1,094,187

Commitments and Contingencies (Note 19)

Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 24,186,962 and 23,982,132 shares issued; and 18,666,290 and 18,845,521 shares outstanding at December 31, 2024 and 2023, respectively	24	24
Additional paid-in capital	443,463	421,502
Retained earnings	874,772	775,099
Treasury stock, 5,520,672 and 5,136,611 shares at December 31, 2024 and 2023, respectively	(320,054)	(267,155)
Accumulated other comprehensive loss	(15,746)	(11,885)
Total Stockholders’ Equity	982,459	917,585
Total Liabilities and Stockholders’ Equity	$2,066,353	$2,011,772

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in thousands, except per share amounts)	2024	2023	2022
Revenue	$2,019,787	$1,963,238	$1,779,964
Direct costs	1,282,016	1,265,018	1,134,422
Operating costs and expenses:
Indirect and selling expenses	518,453	505,162	486,863
Depreciation and amortization	20,484	25,277	21,482
Amortization of intangible assets	32,992	35,461	28,435
Total operating costs and expenses	571,929	565,900	536,780
Operating income	165,842	132,320	108,762
Interest, net	(29,590)	(39,681)	(23,281)
Other income (expense)	1,806	3,908	(1,501)
Income before income taxes	138,058	96,547	83,980
Provision for income taxes	27,888	13,935	19,737
Net income	$110,170	$82,612	$64,243

Earnings per share:
Basic	$5.88	$4.39	$3.41
Diluted	$5.82	$4.35	$3.38

Weighted-average common shares outstanding:
Basic	18,747	18,802	18,818
Diluted	18,925	18,994	19,033

Cash dividends declared per common share	0.56	0.56	0.56

Other comprehensive (loss) income, net of tax	(3,861)	(3,752)	2,902
Comprehensive income, net of tax	$106,309	$78,860	$67,145

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2022	18,876	$23	$384,984	$649,298	4,659	$(219,800)	$(11,035)	$803,470
Net income	—	—	—	64,243	—	—	—	64,243
Other comprehensive income	—	—	—	—	—	—	2,902	2,902
Equity compensation	—	—	13,171	—	—	—	—	13,171
Exercise of stock options	19	—	602	—	—	—	—	602
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	235	—	3,200	—	—	—	—	3,200
Net payments for stock buybacks	(247)	—	—	—	247	(23,866)	—	(23,866)
Dividends declared	—	—	—	(10,511)	—	—	—	(10,511)
Balance at December 31, 2022	18,883	$23	$401,957	$703,030	4,906	$(243,666)	$(8,133)	$853,211
Net income	—	—	—	82,612	—	—	—	82,612
Other comprehensive income	—	—	—	—	—	—	(3,752)	(3,752)
Equity compensation	—	—	14,861	—	—	—	—	14,861
Exercise of stock options	8	—	279	—	—	—	—	279
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	185	1	4,405	—	—	—	—	4,406
Net payments for stock buybacks	(230)	—	—	—	230	(23,489)	—	(23,489)
Dividends declared	—	—	—	(10,543)	—	—	—	(10,543)
Balance at December 31, 2023	18,846	$24	$421,502	$775,099	5,136	$(267,155)	$(11,885)	$917,585
Net income	—	—	—	110,170	—	—	—	110,170
Other comprehensive loss	—	—	—	—	—	—	(3,861)	(3,861)
Equity compensation	—	—	16,722	—	—	—	—	16,722
Exercise of stock options	2	—	107	—	—	—	—	107
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	202	—	5,132	—	—	—	—	5,132
Net payments for stock buybacks	(384)	—	—	—	384	(52,899)	—	(52,899)
Dividends declared	—	—	—	(10,497)	—	—	—	(10,497)
Balance at December 31, 2024	18,666	$24	$443,463	$874,772	5,520	$(320,054)	$(15,746)	$982,459

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2024	2023	2022
Cash Flows from Operating Activities
Net income	$110,170	$82,612	$64,243
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	1,673	1,164	248
Deferred income taxes and unrecognized income tax benefits	(24,336)	(17,634)	7,428
Non-cash equity compensation	16,722	14,861	13,171
Depreciation and amortization	53,476	60,738	49,917
Gain on divestiture of a business	(2,009)	(7,590)	—
Other operating, net	4,647	8,294	10,683
Changes in operating assets and liabilities, net of the effect of acquisitions:
Net contract assets and liabilities	14,668	(38,422)	(41,634)
Contract receivables	(49,538)	20,939	19,732
Prepaid expenses and other assets	3,496	18,579	(20,737)
Operating lease assets and liabilities, net	(4,755)	3,544	(1,466)
Accounts payable	24,152	(1,489)	30,003
Accrued salaries and benefits	18,048	2,175	(3,337)
Accrued subcontractors and other direct costs	4,353	(269)	6,965
Accrued expenses and other current liabilities	8,361	(4,757)	24,742
Income tax receivable and payable	(5,391)	9,277	(1,526)
Other liabilities	(2,193)	361	3,774
Net Cash Provided by Operating Activities	171,544	152,383	162,206

Cash Flows from Investing Activities
Payments for purchase of property and equipment and capitalized software	(21,430)	(22,337)	(24,475)
Payments for business acquisitions, net of cash acquired	(55,007)	(32,664)	(237,280)
Proceeds from working capital adjustments related to prior business acquisition	—	—	2,911
Proceeds from divestiture of a business	1,985	51,328	—
Other investing, net	(353)	—	—
Net Cash Used in Investing Activities	(74,805)	(3,673)	(258,844)

Cash Flows from Financing Activities
Advances from working capital facilities	1,227,926	1,245,198	1,583,936
Payments on working capital facilities	(1,247,791)	(1,372,474)	(1,446,125)
Proceeds from other short-term borrowings	62,080	48,532	—
Repayments of other short-term borrowings	(66,408)	(41,653)	—
Receipt of restricted contract funds	1,251	7,672	15,721
Payment of restricted contract funds	(3,267)	(8,084)	(25,959)
Dividends paid	(10,507)	(10,537)	(10,547)
Net payments for stockholder issuances and share repurchases	(47,767)	(19,083)	(21,218)
Other financing, net	(2,415)	(2,159)	(5,437)
Net Cash (Used in) Provided by Financing Activities	(86,898)	(152,588)	90,371
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(473)	359	(1,198)

Increase (Decrease) in Cash, Cash Equivalents, and Restricted Cash	9,368	(3,519)	(7,465)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	9,449	12,968	20,433
Cash, Cash Equivalents, and Restricted Cash, End of Period	$18,817	$9,449	$12,968

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$30,046	$34,093	$22,782
Income taxes	$60,221	$26,190	$16,476
Non-cash investing and financing transactions:
Tenant improvements funded by lessor	$—	$568	$20,253
Acquisition of property and equipment through finance lease	$—	$337	$18,319

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(dollar amounts in tables in thousands, except share and per share data)

NOTE 1 - BASIS OF PRESENTATION AND NATURE OF OPERATIONS

Basis of Presentation

The accompanying consolidated financial statements include the accounts of ICF International, Inc. (“ICFI”) and its principal subsidiary, ICF Consulting Group, Inc. (“Consulting,” and together with ICFI, the “Company”), and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). Consulting is a wholly owned subsidiary of ICFI. ICFI is a holding company with no operations or assets other than its investment in the common stock of Consulting. All other subsidiaries of the Company are wholly owned by Consulting. Intercompany transactions and balances have been eliminated. Certain amounts reported in the previous year's consolidated statements of cash flows have been combined to conform to the current year presentation.

Nature of Operations

The Company primarily provides professional services and technology-based solutions, including management, technology, and policy consulting and implementation services, in the areas of energy, environment, infrastructure, and disaster recovery; health and social programs; security and other civilian & commercial. The Company offers a full range of services to clients throughout the entire life cycle of a policy, program, project, or initiative, from research and analysis, assessment and advice, to design and implementation of programs and technology-based solutions, and the provision of engagement services and programs.

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

The Company, incorporated in Delaware, is headquartered in Reston, Virginia. It maintains additional offices throughout the world, including more than 55 offices in the U.S. and U.S. territories and 15 offices in key markets outside the U.S., including offices in the United Kingdom (“U.K.”), Belgium, Spain, India, and Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the consolidated financial statements where estimates may have the most significant effect include contractual and regulatory reserves, valuation and lives of tangible and intangible assets, contingent consideration related to business acquisitions and divestitures, impairment of long-lived assets, accrued liabilities, revenue recognition (including estimates of variable considerations in determining the total contract price and allocation of performance obligations), the remaining costs to complete fixed-price contracts, bonus and other incentive compensation, stock-based compensation, reserves for tax benefits and valuation allowances on deferred tax assets, provisions for income taxes, collectability of receivables, and loss accruals for litigation. Actual results experienced by the Company may differ from management’s estimates.

Revenue Recognition

The Company enters into agreements with clients that create enforceable rights and obligations and for which it is probable that the Company will collect the consideration to which it will be entitled as services and solutions are transferred to the client. Except in certain narrowly defined situations, the Company’s agreements with its clients are written and revenue is generally not recognized on oral or implied arrangements. The Company recognizes revenue based on the consideration specified in the applicable agreement and excludes payments to customers and amounts collected on behalf of third parties. Accordingly, sales and similar taxes which are collected on behalf of third parties are excluded from the transaction price.

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

For certain cost-based contracts that meet the criteria for the right-to-invoice practical expedient to be used, the Company recognizes revenue based on the amount to which the Company has a contractual right to invoice which is typically costs incurred plus contractually-stipulated fixed fees. Cost-based contracts may include variable consideration which is allocated to the distinct periods in which they relate to and recognized in that period.

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

Unfulfilled performance obligations represent amounts expected to be earned on non-cancellable contracts or those that are cancellable, but the Company has determined to have substantive termination penalties, and do not include the value of negotiated, unexercised contract options, which are classified as marketing offers. Indefinite delivery/indefinite quantity and similar arrangements provide a framework for the client to issue specific tasks, delivery or purchase orders in the future and these arrangements are considered marketing offers until a specific order is executed.

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

Restricted Cash

Restricted cash represents cash that is restricted as to usage due to contractual restrictions.

Contract Receivables, Net

Contract receivables represent amounts billed and due from clients in accordance with respective contractual terms. The amounts due are stated at their net realizable value. The Company estimates an allowance for expected credit loss to reflect the amount of receivables that will not be collected. The Company considers a number of factors in estimating the amount of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of the receivables. The Company writes off contract receivables when such amounts are determined to be uncollectible.

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

The Company performs its annual goodwill impairment test as of October 1 of each year. As its business is highly integrated and all of its components have similar economic characteristics, the Company has concluded it has one aggregated reporting unit at the consolidated entity level and performs the assessment at that level. The Company has the option to perform a qualitative assessment that determines if it is more likely than not that the estimated fair value of goodwill is greater than its carrying value and, if so, the Company may conclude that there are no indicators of impairment. If the Company concludes that an indicator exists, a quantitative test is performed by comparing the reporting unit’s fair value to the carrying amount and recognizing the difference as an impairment loss.

Impairment of Long-Lived Assets

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

During the years ended December 31, 2024, 2023, and 2022, the Company recognized impairment losses of $3.6 million, $6.8 million, and $8.4 million, respectively, related to operating facility lease right-of-use assets and leasehold improvements that it no longer used in ongoing operations. The impairment losses were included in indirect and selling expenses on the Company’s consolidated statements of comprehensive income.

Leases

The Company leases facilities and property and equipment. The Company determines if an arrangement is a lease at its inception and recognizes a right-of-use asset and obligation for all leases greater than twelve months based on the present value of the future minimum lease payments as of the commencement date, excluding any lease incentives and initial costs incurred to obtain the lease. Since most lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate as of the commencement date, based on publicly available yields adjusted for company-specific considerations and terms, in estimating the present value of future payments.

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

Capitalized Software and Costs of Cloud Computing Arrangements

The Company capitalizes certain costs to develop, enhance, and upgrade internal-use software. Capitalized costs include external direct costs and payroll costs for employees directly associated with such activities. These costs are amortization on a straight-line basis over the expected economic life of the software, typically lasting three to five years. As of December 31, 2024, and 2023, capitalized software, net of accumulated amortization, totaled $21.8 million and $12.8 million, respectively.

The Company capitalizes costs related to the implementation costs of cloud computing arrangements that are service contracts. These costs are amortized over the term of the hosting arrangement. As of December 31, 2024 and 2023, capitalized costs, net of accumulated amortization, totaled $2.8 million and $2.6 million, respectively.

The amounts are included as part of other assets on the consolidated balance sheets.

Stock-Based Compensation

The Company recognizes stock-based compensation expense to employees and non-employee directors, including grants of stock options, restricted stock awards, restricted stock units (“RSUs”), and cash-settled restricted stock units (“CSRSUs”) on a straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes expense for performance-based share awards (“PSAs”), which have both performance and service conditions, on a straight-line basis over the three-year performance period. Non-employee director awards are granted annually for Board-related services and therefore expensed over the service period of one year.

Stock-based compensation expense is based on the estimated fair value of the instruments on the grant date and the estimated number of shares the Company ultimately expects will vest. The Company estimates the rate of future forfeitures based on factors which include the historical forfeiture experience from the previous 10 years for each applicable employee class. In addition, the estimation of PSAs that will ultimately vest requires judgment based on the performance and market conditions that will be achieved over the performance period. Changes to these estimates are recorded as a cumulative adjustment in the period estimates are revised.

The fair value of stock options, restricted stock awards, RSUs, PSAs, and non-employee director awards is estimated based on the fair value of a share of common stock at the grant date. The fair value of PSAs is estimated using a Monte Carlo simulation model.

CSRSUs are settled only in cash payments based on the fair value of the Company’s stock price at the vesting date, calculated by multiplying the number of CSRSUs vested by the Company’s closing stock price on the vesting date, subject to a maximum payment cap and a minimum payment floor. The Company treats these awards as liability-classified awards, and, therefore, accounts for them based on the closing price of the Company’s stock at the reporting date.

Derivative Instruments

Derivative instruments include interest rate swaps, foreign currency hedges, and forward contracts. Derivative instruments designated as cash flow hedges are recorded on the consolidated balance sheets at fair value as of the reporting date and reclassified to earnings (to the same category as the item being hedged) in the period that the hedged instruments affect earnings, and the effective portion of the hedge is recorded in other comprehensive income (loss) (“AOCI”), net of tax, on the consolidated statements of comprehensive income. Management reviews the effectiveness of the hedges on a quarterly basis.

Income Taxes

The Company recognizes deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the year in which those temporary differences are expected to be recovered or settled. The Company evaluates its ability to benefit from all deferred tax assets and establishes valuation allowances for amounts it believes will more likely than not be realizable. For uncertain tax positions, the Company uses a more-likely-than-not recognition threshold based on the technical merits of the income tax position taken. Income tax positions that do not meet the more-likely-than-not recognition threshold are measured in order to determine the tax benefit recognized in the financial statements. Penalties, if probable and reasonably estimable, and interest expense related to uncertain tax positions are not recognized as a component of income tax expense but recorded separately in indirect expenses and interest expense, respectively.

Treasury Shares

Repurchased shares are accounted for as treasury stock under the cost method.

Foreign Currency

The financial positions and results of operations of the Company’s foreign subsidiaries, for which the functional currency is not the U.S. dollar, are translated into U.S. dollars for financial reporting purposes. Assets and liabilities of the subsidiaries are translated at the exchange rate in effect at each balance sheet date. Income statement accounts are translated at the average rate of exchange prevailing during the period. Translation adjustments are reported in accumulated other comprehensive loss included in stockholders’ equity in the Company’s consolidated balance sheets.

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments, the changes in fair value of interest rate agreements designated as cash flow hedges, net of taxes, and the gain on the sale of an interest rate hedge agreement designated as a cash flow hedge.

Acquisition-Related Costs

Costs related to acquisitions include professional fees for legal, financial, and other advisory services and are expensed in the period that they are incurred.

Business Combinations

Acquisitions that meet the definition of a business in accordance with ASC 805, Business Combinations, are recorded using the acquisition method of accounting. Except for contract assets and contract liabilities, the Company recognizes and measures identifiable assets acquired, liabilities assumed, and any non-controlling interest as of the acquisition date at fair value. Contract assets and contract liabilities from acquired contracts are measured as if the Company had originated the contracts. The valuation of intangible assets is determined by using an approach: market, income, or cost approach. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed and any non-controlling interest is recognized as goodwill.

Direct Costs

Direct costs exclude depreciation and amortization and amortization of intangible assets, which are presented separately on the consolidated statements of comprehensive income.

Indirect and Selling Expense

Indirect and selling expenses exclude depreciation and amortization, and amortization of intangible assets, which are presented separately on the consolidated statements of comprehensive income.

Fair Value

The Company measures and reports certain financial assets and liabilities at fair value in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures (“ASC 280”). Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants on the measurement date. Generally, fair value is based on observable quoted market prices or derived from observable market data when such market prices or data are available. ASC 820 establishes a three-level hierarchy used to estimate fair value by which each level is categorized based on the priority of the inputs used to measure fair value:

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

Certain financial instruments, including cash and cash equivalents, contract receivables, and accounts payable are carried at cost, which, due to their short maturities, approximates their fair values. The carrying value of the Company’s long-term debt approximates the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings (Level 2).

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, derivative financial instruments, and contract receivables.

The Company’s domestic bank accounts are insured up to $250,000 by the Federal Deposit Insurance Corporation. As of December 31, 2024 and 2023, the Company had $9.3 million and $0.3 million, respectively, of cash in its accounts that exceeded the insured limit. The majority of the Company’s cash transactions are processed through one U.S. commercial bank.

As of December 31, 2024 and 2023, the Company held approximately $4.6 million and $8.5 million, respectively, of cash and restricted cash in foreign bank accounts.

The Company enters into derivative financial instruments with financial institutions that meet certain credit guidelines and limit its risks by continuously monitoring the credit rating of the institutions.

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

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

Segment Reporting

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07: Improvements to Reportable Segment Disclosures (“ASU 2023-07”), that required additional disclosures for public entities currently required under the ASC. While it does not change how a public entity identifies its operating segments, ASU 2023-07 enhances the current segment reporting disclosures of Topic 280 by requiring significant segment expenses that are regularly provided to the Chief Operating Decision Maker (the “CODM”), the amount and description of other segment items, and interim disclosures of reportable segment’s profit or loss and assets. ASU 2023-07 also requires public entities that have a single reportable segment to provide all the disclosures required in Topic 280, as amended. The Company completed its adoption of the provisions of ASU 2023-07 during the fourth quarter of 2024, see Note 22 – Segment Information and Geographic Data.

Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures (“ASU 2023-09”), that require greater disaggregation of income tax rate and amounts paid by entities. ASU 2023-09 specifically requires all entities to disclose, on an annual basis, disaggregated domestic and foreign pre-tax income or loss from continuing operations and the disaggregated income tax expense or benefit by federal, state, and foreign components, and a tabular rate reconciliation, using both percentages and reporting currency amounts, of eight specific categories as well as any individual reconciling items that are equal to or greater than 5% of a threshold computed by multiplying pretax income or loss from continuing operations by the applicable federal rate. Additionally, the amendments also require disclosure of income taxes paid disaggregated by federal, state, and foreign jurisdictions as well as any individual jurisdictions over 5% of the total income taxes paid. ASU 2023-09 is effective for the Company for the 2025 fiscal year, with early adoption permitted. The amendments may be adopted on a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2023-09 but does not expect the adoption to have a material impact, if any, on the consolidated financial statements.

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03: Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires additional disaggregation of certain costs and expenses. ASU 2024-03 specifically requires all public entities to disclose within a tabular format the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities in each relevant expense caption as well as certain amounts that are already required to be disclosed under current U.S. GAAP. ASU 2024-03 also requires public entities to disclose a qualitative description of the composition of any amounts in relevant expense captions that are not separately disaggregated and the amount and definition of the entity’s selling expenses. ASU 2024-03 is effective for the Company for the 2027 fiscal year and interim periods within the 2028 fiscal year, with early adoption permitted. The amendments may be adopted on a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2024-03 but does not expect the adoption to have a material impact, if any, on the consolidated financial statements.

NOTE 3 - RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets at December 31, 2024 and 2023 to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the years ended December 31, 2024, 2023, and 2022:

	2024		2023		2022
	Beginning	Ending	Beginning	Ending	Beginning	Ending
Cash and cash equivalents	$6,361	$4,960	$11,257	$6,361	$8,254	$11,257
Restricted cash	3,088	13,857	1,711	3,088	12,179	1,711
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$9,449	$18,817	$12,968	$9,449	$20,433	$12,968

NOTE 4 - CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following as of December 31:

	2024	2023
Billed and billable	$263,624	$210,919
Allowance for expected credit losses	(6,701)	(5,435)
Contract receivables, net	$256,923	$205,484

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

The following is a reconciliation of billed contract receivables sold to MUFG that were eligible and accounted for as sales under ASC 860, including billed contract receivables sold to MUFG and collected from customers on behalf of MUFG during the twelve months ended December 31, 2024 and 2023, and the balance of billed contract receivables not yet collected from customers as of December 31, 2024 and 2023, respectively:

	As of and for the Year Ended
	December 31, 2024	December 31, 2023
Beginning balance, billed contract receivables sold and not yet collected (1)	$21,302	$3,818
Billed contract receivables sold during the period (2)	634,081	260,904
Collections from customers during the period (2)	(629,417)	(243,420)
Ending balance, billed contract receivables sold and not yet collected (3)	$25,966	$21,302
(1)
The beginning balances represent billed contract receivables that were previously sold and derecognized by the Company but have not yet been collected from customers as of January 1, 2024 and 2023, respectively.
(2)
For the twelve months ended December 31, 2024 and 2023, the Company recorded net inflows of $4.7 million and $17.5 million, respectively, in its cash flows from operating activities from the sale of billed contract receivables.
(3)
The ending balances represent billed contract receivables that were sold and derecognized by the Company but have not yet been collected from customers as of December 31, 2024 and 2023, respectively.

The following is a reconciliation of cash collections from customers of billed contract receivables previously sold to MUFG that were eligible and accounted for as sales under ASC 860, including collections from customers on behalf of MUFG of previously sold billed contract receivables and remittances of cash collections to MUFG during the twelve months ended December 31, 2024 and 2023, and the balance of cash collected but not yet remitted to MUFG as of December 31, 2024 and 2023, respectively:

	As of and for the Year Ended
	December 31, 2024	December 31, 2023
Beginning balance, cash collected but not yet remitted to MUFG (1)	$21,796	$6,165
Collections from customers during the period (2)	629,417	243,420
Remittances to MUFG during the period (2)	(627,874)	(227,789)
Ending balance, cash collected but not yet remitted to MUFG (3)	$23,339	$21,796
(1)
The beginning balances represent cash collected from customers on behalf of MUFG for billed contract receivables that were previously sold and derecognized by the Company but have not yet been remitted to MUFG as of January 1, 2024 and 2023, respectively.
(2)
For the twelve months ended December 31, 2024 and 2023, the Company recorded net inflows of $1.5 million and $15.6 million, respectively, in its cash flows from operating activities from the collection of billed contract receivables that were sold but not yet remitted to MUFG.
(3)
The ending balances are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets.

The Company services the receivables sold by collecting cash and remitting it to MUFG. The related servicing fee received from MUFG was immaterial.

The aggregate impact of the sale of billed contract receivables on the Company’s operating cash flows was $6.2 million and $33.1 million for the twelve months ended December 31, 2024 and 2023, respectively.

The Company also sold certain billed contract receivables to MUFG that did not qualify as sales under ASC 860. Consequently, the cash received from and remitted back to MUFG is presented as cash from financing activities within “Proceeds from other short-term borrowings” and “Repayments of other short-term borrowings” on the Company’s consolidated statements of cash flows.

At December 31, 2024 and 2023, the amounts due to MUFG for cash collected and not yet remitted for billed contract receivables sold that did not qualify as sales under ASC 860 totaled $7.9 million and $6.9 million, respectively. These amounts are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2024	2023
Leasehold improvements	$53,096	$54,398
Purchased software	9,483	16,897
Furniture and office equipment	28,182	29,773
Computer equipment	43,695	44,661
	134,456	145,729
Accumulated depreciation and amortization	(66,338)	(69,781)
Total property and equipment, net	$68,118	$75,948

Depreciation and amortization expense for the years ended December 31, 2024, 2023, and 2022 totaled $20.5 million, $25.3 million, and $21.5 million, respectively.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2024	2023
Balance as of January 1, 2024	$1,219,476	$1,212,898
Add: Goodwill resulting from business combinations	30,200	21,133
Less: Goodwill resulting from business divestitures	—	(16,921)
Effect of foreign currency translation	(821)	2,366
Balance as of December 31, 2024	$1,248,855	$1,219,476

See “Note 17 – Acquisitions and Divestitures” for the details of the business combination and divestiture resulting in the changes in goodwill.

Other Intangible Assets

Intangible assets with definite lives are primarily amortized over periods ranging from approximately 1 to 11 years. The weighted-average period of amortization for all intangible assets, calculated as of December 31, 2024, is 5.7 years. The customer-related intangible assets, which consist of customer contracts, backlog, and non-contractual customer relationships, are being amortized based on estimated cash flows and respective estimated economic benefit of the assets. The weighted-average period of amortization of the customer-related intangibles calculated as of December 31, 2024 is 5.7 years. Intangible assets related to developed technology are being amortized over a weighted-average period, calculated as of December 31, 2024, of 7.6 years. Intangible assets with an indefinite life consist of a domain name.

Other intangibles consisted of the following at December 31:

	2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$188,410	$(108,215)	$80,195
Developed technology	8,902	(1,279)	7,623
Trade name	1,570	(1,220)	350
Total amortizable intangible assets	198,882	(110,714)	88,168
Intangible with indefinite life	94	—	94
Total other intangible assets	$198,976	$(110,714)	$88,262

	2023
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$185,723	$(93,911)	$91,812
Developed technology	3,902	(904)	2,998
Trade name	1,280	(1,280)	—
Total amortizable intangible assets	190,905	(96,095)	94,810
Intangible with indefinite life	94	—	94
Total other intangible assets	$190,999	$(96,095)	$94,904

Aggregate amortization expense for the years ended December 31, 2024, 2023, and 2022, was approximately $33.0 million, $35.5 million, and $28.4 million, respectively. The estimated future amortization expense relating to intangible assets is as follows:

Year ending December 31,
2025	$35,590
2026	21,700
2027	6,574
2028	5,214
2029	4,534
Thereafter	14,556
Total	$88,168

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

The Company’s lease cost is recognized on a straight-line basis over the lease term and is primarily included within indirect and selling expenses on the consolidated statements of comprehensive income. Lease cost consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Operating lease cost	$22,085	$25,037	$37,889
Finance lease cost - amortization of right-of-use assets	2,040	2,040	598
Finance lease cost - interest	519	602	179
Short-term lease cost	724	669	509
Variable lease cost	289	222	146
Sublease income	—	(28)	(92)
Total lease cost	$25,657	$28,542	$39,229

Future minimum lease payments under non-cancellable operating and finance leases as of December 31, 2024 were as follows:

	Operating	Finance
December 31, 2025	$26,183	$3,041
December 31, 2026	23,708	3,041
December 31, 2027	18,335	3,041
December 31, 2028	15,281	2,985
December 31, 2029	13,244	2,965
Thereafter	118,158	—
Total future minimum lease payments	214,909	15,073
Less: Interest	(38,253)	(1,200)
Total lease liabilities	$176,656	$13,873

Lease liabilities - current	$20,721	$2,612
Lease liabilities - non-current	155,935	11,261
Total lease liabilities	$176,656	$13,873

Other information related to operating and finance leases is as follows:

	Year Ended December 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,267	$20,368
Financing cash flows from finance leases	$2,522	$2,438
Operating cash flows from finance leases	$519	$602
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,730	$18,590
Property and equipment obtained in exchange for finance lease liabilities	—	338
Weighted-average remaining lease term
Operating leases	11.4	11.6
Finance leases	5.0	6.0
Weighted-average discount rate
Operating leases	3.5%	3.6%
Finance leases	3.4%	3.4%

NOTE 8 - ACCRUED SALARIES AND BENEFITS

Accrued salaries and benefits consisted of the following at December 31:

	2024	2023
Bonuses, liability-classified awards, and commissions	$30,884	$27,371
Salaries	41,593	32,604
Paid time off and leave	18,028	16,415
Medical	7,548	5,685
Payroll taxes and withholdings	2,252	976
Other	5,468	4,970
Total accrued salaries and benefits	$105,773	$88,021

NOTE 9 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

	2024	2023
Deposits	$18,493	$20,246
Restricted contract funds	13,857	2,036
Taxes and insurance premiums	3,893	7,010
Facilities rental and lease exit costs	2,524	2,754
Interest	489	3,218
Professional services	2,761	1,943
Dividends	2,626	2,636
Cash collected not yet remitted to purchaser of billed receivables	31,252	28,675
Other accrued expenses and current liabilities	10,806	10,611
Total accrued expenses and other current liabilities	$86,701	$79,129

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

Under the Restated Credit Agreement, the Company may, at its discretion, borrow funds under the Credit Facility at interest rates based on both term SOFR (i.e., 1, 3, or 6-month rates) and the Base Rate (as defined herein), plus their applicable margins. The Base Rate is a fluctuating rate of interest equal to the highest of (a) the Overnight Bank Funding Rate (as defined in the Restated Credit Agreement), plus 0.5%, (b) the Prime Rate (as defined in the Restated Credit Agreement) and (c) the Daily Simple SOFR Rate (as defined in the Restated Credit Agreement) plus 1%, all as then adjusted to include the Applicable Margin (as defined in the Restated Credit Agreement) as then in effect (and as determined pursuant to the then-current Consolidated Leverage Ratio). For the years ended December 31, 2024 and 2023, the average interest rate on borrowings under the Credit Facility was 6.6% and 6.7%, respectively. Inclusive of the impact of floating-to-fixed interest rate swaps (see “Note 12 – Derivative Instruments and Hedging Activities”), the average interest rate was 5.3% and 5.6% for the years ended December 31, 2024 and 2023, respectively.

The Credit Facility is collateralized by substantially all the assets of the Company and its material domestic subsidiaries and requires that the Company remain in compliance with certain financial and non-financial covenants including, but not limited to the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio. The Credit Facility also includes other terms and conditions, covenants, and other provisions of the Restated Credit Agreement that are materially consistent with the Existing Credit Agreement. As of December 31, 2024, the Company was in compliance with all covenants.

As of December 31, 2024, the Company had $411.7 million (net of unamortized debt issuance costs) of long-term debt outstanding from the Credit Facility and unused borrowing capacity of $541.1 million, from the available $600.0 million revolving line of credit under the Credit Facility. The unused borrowing capacity is inclusive of four outstanding letters of credit totaling $1.6 million.

As of December 31, 2024 and 2023, long-term debt consisted of the following:

	December 31, 2024		December 31, 2023
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$200,250		$207,750
Delayed-Draw Term Loan		156,750		220,000
Revolving Credit		57,225		6,340
Total before debt issuance costs	6.6%	414,225	6.7%	434,090
Unamortized debt issuance costs		(2,482)		(3,683)
		$411,743		$430,407

Current portion of long-term debt		$—		$26,000
Long-term debt - non-current		411,743		404,407
Total		$411,743		$430,407

Future scheduled repayments of debt principal are as follows:

Payments due by	Term Loan	Delayed-Draw Term Loan	Revolving Credit	Total
December 31, 2025	$—	$—	$—	$—
December 31, 2026	—	—	—	—
December 31, 2027	200,250	156,750	57,225	414,225
Total	$200,250	$156,750	$57,225	$414,225

Debt Issuance Cost

The Company’s debt issuance costs are amortized over the term of indebtedness. Amortization of debt issuance costs totaling $1.2 million, $2.0 million, and $1.3 million was recorded for each of the years ended December 31, 2024, 2023, and 2022, respectively, and was included as part of interest, net, on the Company’s consolidated statements of comprehensive income.

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

The Company’s revenue by client markets, type, and contract mix are in the following tables. Certain immaterial revenue amounts in the prior years have been reclassified due to minor adjustments and reclassification.

	Year ended December 31,
	2024	2023	2022
Client Markets:
Energy, environment, infrastructure, and disaster recovery	$929,711	$805,942	$714,628
Health and social programs	764,477	814,789	704,465
Security and other civilian & commercial	325,599	342,507	360,871
Total	$2,019,787	$1,963,238	$1,779,964

	Year ended December 31,
	2024	2023	2022
Client Type:
U.S. federal government	$1,087,349	$1,084,047	$980,746
U.S. state and local government	316,083	309,516	259,764
International government	110,798	103,446	103,609
Total Government	1,514,230	1,497,009	1,344,119
Commercial	505,557	466,229	435,845
Total	$2,019,787	$1,963,238	$1,779,964

	Year ended December 31,
	2024	2023	2022
Contract Mix:
Time-and-materials	$855,538	$811,911	$713,693
Fixed-price	932,351	886,200	802,568
Cost-based	231,898	265,127	263,703
Total	$2,019,787	$1,963,238	$1,779,964

Contract Assets and Liabilities:

Contract assets consist of unbilled receivables on contracts where revenue recognized exceeds the amount billed. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on long-term contracts.

The following table summarizes the contract balances as of December 31, 2024 and December 31, 2023:

	December 31, 2024	December 31, 2023	Change
Contract assets	$188,941	$201,832	$(12,891)
Contract liabilities	(24,580)	(21,997)	(2,583)
Net contract assets (liabilities)	$164,361	$179,835	$(15,474)

The net contract assets (liabilities) as of December 31, 2024 decreased by $15.5 million as compared to December 31, 2023, primarily due to the timing difference between the performance of services and billings to and payments from customers. There were no material changes to contract balances due to impairments or credit losses during the period. During the years ended December 31, 2024 and 2023, the Company recognized $17.6 million and $17.8 million in revenue related to the contract liabilities balance at December 31, 2023 and 2022, respectively.

Unfulfilled Performance Obligations:

The Company had $1.3 billion in remaining unfulfilled performance obligations (“UPO”) as of December 31, 2024 which the Company expects to recognize as revenue approximately 61% by December 31, 2025, 73% by December 31, 2026, and the remaining thereafter.

Subsequent to December 31, 2024, and through February 25, 2025, pursuant to the recent executive orders issued by the Administration or actions by DOGE, the Company received notices for termination-for-convenience and for stop-work orders. Had these termination-for-convenience occurred prior to December 31, 2024, the total UPO would be reduced by approximately $245 million. It is unknown if the stop-work orders notices will be lifted and the Company will resume work on these programs, or if the stop-work orders will result in a termination-for-convenience.

NOTE 12 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate swap agreements (the “Swaps”) to manage its variable interest rate risk associated with its borrowings under the Credit Facility. The Company does not use such instruments for speculative or trading purposes.

At December 31, 2024, the Company had floating-to-fixed interest rate swaps for an aggregate notional amount of $275.0 million, of which $100.0 million will mature on February 28, 2025, $75.0 million will mature on February 28, 2028, and $100.0 million will mature on June 27, 2028. The Company has designated the Swaps as cash flow hedges.

For the years ended December 31, 2024 and 2023, the effect of the Swaps on the Company’s financial statements are as follows:

Cash Flow Hedging Derivatives	Total Gain (Loss) Recorded to AOCI		Amount of (Gain) or Loss Reclassified from AOCI into Income
	Year Ended December 31,
	2024	2023	2024	2023
Interest Rate Swaps	$5,996	$(45)	$(6,244)	$(6,982)

As of December 31, 2024, $0.8 million in unrealized gains from the Swaps are expected to be reclassified from AOCI into earnings within the next twelve months.

NOTE 13 - FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated financial statements are as follows:

	December 31, 2024
	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$825	$—	$825	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	129	—	129	Other assets
Company-owned life insurance policies	—	23,174	—	23,174	Other assets

Liabilities:
Interest swaps - current portion	$—	$15	$—	$15	Accrued expenses and other current liabilities
Interest swaps - long-term portion	—	153	—	153	Other long-term liabilities

	December 31, 2023
	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$4,820	$—	$4,820	Prepaid expenses and other assets
Foreign currency forward and swap contracts	—	6	—	6	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	398	—	398	Other assets
Company-owned life insurance policies	—	20,438	—	20,438	Other assets

Financial and non-financial instruments measured or remeasured at fair value on a non-recurring basis include certain impaired right-of-use assets from operating leases and assets acquired and liabilities assumed from acquisitions, using the discounted cash flows method with Level 3 inputs as of the impairment and acquisition dates.

NOTE 14 - STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Accumulated other comprehensive (loss) income included the following:

	Foreign Currency Translation Adjustments	Changes in Fair Value of Interest Rate Hedge Agreements (1)(2)	Total
Accumulated other comprehensive (loss) income at January 1, 2022	$(8,759)	$(2,276)	$(11,035)
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(9,259)	11,445	2,186
Amounts reclassified from accumulated other comprehensive (loss) income	—	(248)	(248)
Effect of taxes (3)	3,962	(2,998)	964
Total current period other comprehensive income (loss)	(5,297)	8,199	2,902
Accumulated other comprehensive (loss) income at December 31, 2022	(14,056)	5,923	(8,133)
Current period other comprehensive income (loss):
Other comprehensive (loss) income before reclassifications	4,158	(45)	4,113
Amounts reclassified from accumulated other comprehensive (loss) income	—	(6,982)	(6,982)
Effect of taxes (3)	(2,797)	1,914	(883)
Total current period other comprehensive income (loss)	1,361	(5,113)	(3,752)
Accumulated other comprehensive (loss) income at December 31, 2023	(12,695)	810	(11,885)
Current period other comprehensive income (loss):
Other comprehensive income (loss) before reclassifications	(3,884)	5,996	2,112
Amounts reclassified from accumulated other comprehensive (loss) income (4)	—	(6,244)	(6,244)
Effect of taxes (3)	196	75	271
Total current period other comprehensive income (loss)	(3,688)	(173)	(3,861)
Accumulated other comprehensive (loss) income at December 31, 2024	$(16,383)	$637	$(15,746)

(1)
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
(2)
The Company expects to reclassify $0.8 million in unrealized gains related to the Change in Fair Value of Interest Rate Hedge Agreement from accumulated other comprehensive loss into earnings during the next 12 months.
(3)
The Company’s effective tax rate for the years ended December 31, 2024, 2023, and 2022 was 20.2%, 14.4%, and 23.5%, respectively.

Share Repurchases

The Company’s current approved share repurchase program allows for share repurchases in the aggregate up to $300.0 million under approved share repurchase plans pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. The repurchase program and the authorized amount have no expiration date. On an annual basis, the Credit Facility (see Note 10 – Long-Term Debt) permits share repurchases of at least $25.0 million provided that the Company is not in default of its covenants, and higher amounts provided that the Company’s Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to the Company having net liquidity of at least $100.0 million after giving effect to such repurchases.

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

For the years ended December 31, 2024 and 2023, the Company used $44.4 million to repurchase 327,321 shares at an average price of $135.77 per share and $18.1 million to repurchase 180,000 shares at an average price of $100.70 per share, respectively, under this program. As of December 31, 2024, approximately $149.3 million of authority remained available under the share repurchase plan.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under which one million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions up to $25,000 per calendar year, per Internal Revenue Services rules, over six-month offering periods at a discount not to exceed 5% of the market value on the date of each purchase period, and therefore the Company does not have any compensation expense related to the ESPP. For the years ended December 31, 2024 and 2023, employees purchased a total of 40,987 and 36,140 shares at an average purchase price of $125.20 and $121.96, respectively. At December 31, 2024 and 2023, there were 507,845 and 548,832 shares remaining available for future issuance under this plan.

NOTE 15 - INCOME TAXES

The domestic and foreign components of income before provision for income taxes are as follows for the years ended December 31:

	2024	2023	2022
Domestic	$134,068	$83,742	$80,372
Foreign	3,990	12,805	3,608
Income before income taxes	$138,058	$96,547	$83,980

Income tax expense consisted of the following for the years ended December 31:

	2024	2023	2022
Current:
Federal	$41,276	$28,108	$8,413
State	16,851	10,380	2,686
Foreign	1,647	2,247	1,661
Total current	59,774	40,735	12,760
Deferred:
Federal	(21,055)	(20,279)	4,264
State	(10,861)	(6,915)	3,607
Foreign	30	394	(894)
Total deferred	(31,886)	(26,800)	6,977
Income tax expense	$27,888	$13,935	$19,737

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.

Deferred tax assets (liabilities) consisted of the following at December 31:

	2024	2023
Deferred Tax Assets
Allowance for expected credit losses	$1,648	$1,213
Accrued paid time off	3,525	3,039
State net operating loss carryforward	456	500
Stock-based compensation	6,076	5,523
Deferred compensation	6,568	5,765
Foreign tax credits	8,151	8,035
State tax credits	1,923	686
Foreign exchange	4,345	3,591
Foreign deferred	333	441
Accrued bonus	6,393	5,830
Capital loss	1,020	1,054
Facilities impairment	2,611	3,092
Capitalized research expenses	70,617	47,019
Depreciation	402	—
Accrued liabilities and other	1,364	2,682
Lease liabilities	54,263	58,538
	169,695	147,008
Less: Valuation Allowance	(9,627)	(9,021)
Total Deferred Tax Assets	160,068	137,987

Deferred Tax Liabilities
Payroll taxes	(939)	(725)
Unbilled revenue	(184)	(284)
Depreciation	—	(2,128)
Amortization	(108,009)	(107,201)
Deferred gain and other	(2,543)	(2,202)
Lease assets - right-of-use	(46,790)	(51,622)
Total Deferred Tax Liabilities	(158,465)	(164,162)
Total Net Deferred Tax Assets (Liabilities)	$1,603	$(26,175)

The Company measures certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 27.0%.

Effective for tax years beginning after January 1, 2022, research and development costs are required to be capitalized and amortized over a period of five years for domestic and fifteen years for foreign research and development for income tax purposes. As a result of the capitalization, the Company recognized increases of $23.6 million and $28.1 million in deferred tax asset for the years ended December 31, 2024 and 2023, respectively.

As of December 31, 2024, the cumulative foreign tax credit carryforward balance increased by approximately $0.1 million and the valuation allowance required increased by approximately $0.1 million. No additional income taxes have been provided for any undistributed foreign earnings not subject to the transition tax. No additional deferred income taxes have been provided for the $5.0 million of additional favorable outside basis differences inherent in these foreign entities as of December 31, 2024 because these amounts continue to be permanently reinvested in foreign operations.

As of December 31, 2024, the Company has net operating loss (“NOL”) carryforwards for state income tax purposes of approximately $5.9 million, which expire between 2029 and 2034. The Company acquired these NOLs as a result of its purchase of a business in November 2014. IRC Section 382 imposes an annual limitation on the use of a corporation’s NOLs, tax credits and other carryovers after an “ownership change” occurs. Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOLs and credits. In general, the annual limitation is determined by multiplying the value of the corporation’s stock immediately before the ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Any unused portion of the annual limitation is available for use in future years until such NOLs are scheduled to expire (in general, NOLs may be carried forward 15 to 20 years). The Company established a full valuation allowance of approximately $0.5 million against the portion of the deferred tax asset which it is more-likely-than-not that it will not be recoverable (e.g. expiration of the statute of limitations, etc.)

As of December 31, 2024, the Company had gross state income tax credit carryforwards of approximately $2.4 million, which expire between 2025 and 2035. A deferred tax asset of approximately $1.9 million, net of federal benefit, has been established related to these state income tax credit carryforwards as of December 31, 2024.

The need to establish valuation allowances for deferred assets is based on a more-likely-than-not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration has been given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives. The Company concluded that a $0.4 million valuation allowance was required for tax attributes related to specified state jurisdictions, a $1.0 million valuation allowance was required for tax attributes related to capital loss carryforwards, and an additional $8.1 million valuation allowance is required against our U.S. foreign tax credit carryforwards.

The total amount of unrecognized tax benefits as of December 31, 2024 and 2023 was $25.8 million and $24.1 million, respectively, which includes $15.0 million and $9.0 million, respectively, of tax positions that, if recognized, would impact the effective rate. The unrecognized tax benefits and the related accrued interest are part of other long-term liabilities on the Company’s consolidated balance sheets.

The components of unrecognized tax benefits, excluding penalty and interest, are as follows at December 31:

	2024	2023
U.S. transfer pricing	$—	$145
India transfer pricing	—	164
Section 41 tax credit	15,042	8,736
Section 174 expense capitalization	10,798	15,086
Total	$25,840	$24,131

The unrecognized tax benefit reconciliation, excluding penalty and interest, is as follows:

Unrecognized tax benefits at January 1, 2022	$450
Decrease attributable to tax positions taken during the current period	(305)
Unrecognized tax benefits at December 31, 2022	145
Increase attributable to tax positions taken during a prior period	19,845
Increase attributable to tax positions taken during the current period	4,141
Unrecognized tax benefits at December 31, 2023	24,131
Decrease attributable to tax positions taken during a prior period	(4,597)
Increase attributable to tax positions taken during the current period	6,306
Unrecognized tax benefits at December 31, 2024	25,840

The Company’s 2021, 2022, and 2023 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state and foreign tax jurisdictions are also either currently under examination or remain open under the statutes of limitation and subject to examination for the tax years from 2020, 2021, 2022, and 2023.

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

The Company’s provision for income taxes differs from the federal statutory rate. The differences between the statutory rate and the Company’s provision are as follows for the years ended December 31:

	2024	2023	2022
Taxes at statutory rate	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.0%	6.0%	5.8%
Foreign tax rate differential	(0.1)%	(0.2)%	0.1%
Executive compensation	1.8%	1.7%	2.2%
Other permanent differences	(0.4)%	(0.3)%	2.0%
Global intangible low-taxed income (GILTI)	—	0.3%	—
Prior year tax adjustments	(2.0)%	(6.4)%	(1.1)%
Deferred impact of state rate change	0.1%	0.5%	0.6%
Worthless stock deduction	—	(5.1)%	(4.6)%
Unrecognized tax benefits	4.0%	9.0%	(0.4)%
Capital loss	—	(3.8)%	—
Valuation allowance	1.3%	2.0%	0.7%
Equity-based compensation	(1.7)%	(1.1)%	(1.3)%
Tax credits	(9.8)%	(9.2)%	(1.5)%
Taxes at effective rate	20.2%	14.4%	23.5%

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

During 2024 and 2023, the Company completed its annual true-up of the prior year income tax provision in connection with the filing of its U.S. federal & state income tax returns. As a result of that process, the Company recorded changes in the estimate of certain tax credits it is eligible to claim with its income tax return filings that resulted in decreases of 2.0% and 6.4%, respectively, in the Company’s effective income tax rates for the years ended December 31, 2024 and 2023.

NOTE 16 - STOCK-BASED COMPENSATION

Stock Incentive Plans

On June 1, 2023, the Company’s stockholders approved an amendment and restatement of the 2018 Omnibus Plan (the “2018 A&R Omnibus Plan”) which increased the number of shares available for issuance to 2,050,000 shares using stock options, stock appreciation rights, restricted stock, RSUs, performance units and PSAs, cash-based awards, and other stock-based awards to all key officers, key employees, and non-employee directors of the Company. As of December 31, 2024, the Company had approximately 1,016,040 shares available for grant under the A&R 2018 Omnibus Plan.

Stock-based compensation expense is included as part of direct costs and indirect and selling expenses on the consolidated statements of comprehensive income. The total stock-based compensation expense for the years ended December 31, 2024, 2023, and 2022, the unrecognized compensation expense at December 31, 2024, and the weighted-average period to recognize the remaining unrecognized shares are as follows:

	Stock-Based Compensation Expense
	Recognized as of December 31,			Unrecognized as of December 31,
	2024	2023	2022	2024	Weighted Average Period to Recognize (years)
Restricted Stock Units	$10,654	$9,413	$9,300	$13,910	1.5
Cash-Settled Restricted Stock Units	8,341	8,061	5,709	7,648	1.3
Non-Employee Director Awards	972	1,029	1,087	408	0.4
Performance Shares	5,096	4,416	2,784	5,177	1.4
Total	$25,063	$22,919	$18,880	$27,143

The stock-based compensation expense is deductible for income tax purposes. For the years ended December 31, 2024, 2023, and 2022, the Company recognized excess income tax benefits of $2.4 million, $1.1 million, and $1.1 million, respectively, related to stock-based compensation.

Restricted Stock Units

RSUs generally have a vesting term of three years. On vesting the employee is issued one share of stock for each RSU awarded. The fair value of shares vested was $10.3 million, $7.3 million, and $10.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.

A summary of the Company’s RSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2022	303,836	$79.17
Granted	148,361	$93.70
Vested	(140,666)	$76.53
Cancelled	(26,705)	$77.16
Non-vested RSUs at December 31, 2022	284,826	$88.23
Granted	89,388	$110.80
Vested	(93,881)	$78.05
Cancelled	(21,815)	$94.01
Non-vested RSUs at December 31, 2023	258,518	$99.25
Granted	86,428	$153.22
Vested	(107,168)	$95.65
Cancelled	(26,807)	$109.79
Non-vested RSUs at December 31, 2024	210,971	$121.86	$25,150
RSUs expected to vest in the future	192,949	$120.99	$23,002

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $119.21 per share as of December 31, 2024.

Cash-Settled Restricted Stock Units

CSRSUs generally have a vesting term of three years. The fair value of CSRSUs vested and settled in cash for the years ended December 31, 2024, 2023, and 2022 was $7.8 million, $7.9 million and $6.6 million, respectively. A summary of the Company’s CSRSUs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested CSRSUs at January 1, 2022	166,260	$72.79
Granted	115,024	$97.88
Vested	(75,566)	$73.20
Cancelled	(17,299)	$80.02
Non-vested CSRSUs at December 31, 2022	188,419	$87.28
Granted	70,742	$110.65
Vested	(81,537)	$76.26
Cancelled	(19,040)	$91.94
Non-vested CSRSUs at December 31, 2023	158,584	$102.82
Granted	38,653	$153.15
Vested	(58,078)	$99.30
Cancelled	(9,424)	$114.93
Non-vested CSRSUs at December 31, 2024	129,735	$118.51	$15,466
CSRSUs expected to vest in the future	117,615	$117.55	$14,021

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $119.21 per share as of December 31, 2024.

Non-Employee Director Awards

The Company grants awards of registered shares to its non-employee directors on an annual basis under the A&R Omnibus Plan. A summary of the non-employee director awards is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2022	5,586	$90.73
Granted	11,399	$95.35
Vested	(11,637)	$93.39
Cancelled	—	$—
Non-vested RSUs at December 31, 2022	5,348	$94.79
Granted	8,211	$127.81
Vested	(9,457)	$109.14
Cancelled	—	$—
Non-vested RSUs at December 31, 2023	4,102	$127.81
Granted	6,618	$135.91
Vested	(7,414)	$131.43
Cancelled	—	$—
Non-vested RSUs at December 31, 2024	3,306	$135.91	$394
RSUs expected to vest in the future	3,306	$135.91	$394

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $119.21 per share as of December 31, 2024.

Performance Share Awards

In 2015, the Board approved a performance-based share program (the “Program”) that provides for the issuance of PSAs to its senior management. Under the Program, the number of PSAs that the participant will receive depends on the Company’s achievement of two performance goals during two performance periods. The performance goals under the Program are based on (i) the Company’s compounded annual growth rate in EPS (adjusted to exclude certain items specified in the award’s agreement) during a two-year performance period (the “Initial Period”) and (ii) the Company’s cumulative total shareholder return relative to its peer group (“rTSR”) during a performance period from the first day of the performance period (typically January 1 of the year awarded) to the last day of the third year of the performance period (typically December 31). The PSAs will only be eligible to vest following the expiration of the three-year performance period. The actual shares vested will be subject to both continued employment by the Company (barring certain exceptions allowing for partial performance periods) and actual financial measures achieved. The final number of shares of common stock that will be issued to each participant at the end of the applicable performance period will be determined by multiplying the award by the product of two percentages: the first based on the Company’s EPS performance and the second based on the Company’s rTSR performance, subject to a minimum and maximum performance level. As of December 31, 2024, shares granted during 2022, 2023, and 2024 are within year three, two, and one of the performance periods, respectively, and therefore have not fully vested. A total of 46,630 shares granted in 2021 vested during 2024 after meeting the performance goals. As of December 31, 2024, a total of 59,863 shares granted in 2022 and 2023 are expected to vest in the future based on estimated financial measures achieved in the Initial Period and rTSR performance.

A summary of the Company’s PSAs is presented below.

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSAs at January 1, 2022	133,079	$76.54
Granted	38,412	$93.15
Vested	(47,634)	$82.38
Cancelled	(3,170)	$80.64
Non-vested PSAs at December 31, 2022	120,687	$79.42
Granted	36,956	$115.67
Vested	(45,141)	$58.76
Cancelled	(6,934)	$61.49
Non-vested PSAs at December 31, 2023	105,568	$102.12
Granted	41,365	$143.97
Vested	(46,630)	$95.72
Cancelled	(4,198)	$114.91
Non-vested PSAs at December 31, 2024	96,105	$122.68	$11,457
PSAs expected to vest in the future	59,863	$138.01	$7,136

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $119.21 per share as of December 31, 2024.

The fair value of the awards is estimated on the grant date using a Monte Carlo simulation model due to the market condition for the rTSR component. The fair value assumptions using the Monte Carlo simulation model for awards granted in 2024, 2023, and 2022 were:

	2024	2023	2022
Dividend Yield	0.4%	0.5%	0.6%
Historical Volatility	29.3%	33.6%	39.0%
Risk-Free Rate of Returns	4.4%	3.8%	2.1%

NOTE 17 – ACQUISITIONS AND DIVESTITURES

Acquisitions

Applied Energy Group, Inc.

On December 31, 2024, the Company completed the acquisition of Applied Energy Group, Inc. (“AEG”), an energy technology and advisory services company, for $60.7 million in cash consideration. The purchase price is subjected to net working capital adjustments expected to be completed within ninety days. AEG provides a suite of integrated technology and advisory solutions to electric and gas utilities, state and local governments, and state energy offices nationwide which will further enhance the Company’s service offering and client footprint.

As part of the preliminary allocation of the purchase consideration, the Company recorded the following:

Net working capital	$4,049
Property and equipment	55
Customer-related intangibles	21,000
Developed technology	5,000
Trade names and trademarks	350
Goodwill	30,200
Purchase considerations	$60,654

Net working capital includes restricted cash of $5.6 million, accounts receivable of $4.5 million, and accrued expenses of $5.7 million.

The finalization of allocation is expected to be completed by the second quarter of 2025, and is currently open primarily for final net working capital adjustments, valuation of acquired intangibles, and computation of deferred revenue.

The estimated useful lives of acquired intangible assets are as follows:

Customer-related intangibles	9.0 years
Developed technology	6.0 years
Trade names and trademarks	1.0 year

The goodwill is attributable to the workforce of AEG and expected synergies with the Company. Goodwill has an indefinite life, and is deductible for income tax purposes. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

CMY Solutions, LLC

On May 1, 2023, the Company acquired CMY Solutions, LLC (“CMY”), a privately-held company that provides engineering and automation solutions to utilities and organizations, for $32.6 million in cash. The acquisition enhances the Company’s offerings in the field of power and energy advisory services.

As part of the allocation of purchase consideration, the Company recorded the following:

Net working capital	$1,169
Customer-related intangibles	9,900
Trade names and trademarks	100
Goodwill	21,366
Purchase considerations	$32,535

The estimated useful lives of acquired intangible assets are as follows:

Customer-related intangibles	5 years
Trade names and trademarks	1 year

Goodwill has an indefinite life and is deductible for income tax purposes. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

Blanton & Associates

On September 1, 2022, the Company completed the acquisition of Blanton & Associates (“Blanton”), an environmental consulting, planning, and project management firm headquartered in Austin, Texas, for $22.9 million. Blanton brought domain expertise in environmental regulatory compliance and permitting for the transportation, renewable energy, water, and resource management sectors and added technically specialized staff in all aspects of environmental services to the Company.

As part of the allocation of the purchase consideration, the Company recorded the following:

Net working capital	$4,604
Property and equipment	159
Customer-related intangibles	10,919
Contract backlog	466
Trade names and trademarks	60
Goodwill	9,712
Deferred income tax liabilities	(3,023)
Purchase consideration	$22,897

The estimated useful lives of acquired intangible assets are as follows:

Customer-related intangibles	11 years
Contract backlog	3 years
Trade names and trademarks	0.3 year

Goodwill has an indefinite life and is not deductible for income tax purposes. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

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

The purchase price was $216.0 million in cash and was funded by the existing Credit Facility. The final purchase price allocation is summarized as follows:

Contract receivables	$12,699
Contract assets	6,071
Customer-related intangibles	62,967
Trade names and trademarks	1,120
Other current and non-current assets	407
Accrued salaries and benefits	(3,998)
Accrued expenses and other liabilities	(6,244)
Deferred tax liability	(16,701)
Net assets acquired	56,321
Goodwill	159,677
Purchase consideration	$215,998

The estimated useful lives of acquired intangible assets are as follows:

Customer-related intangibles	4.0 years
Trade names and trademarks	0.7 year

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

The following unaudited condensed pro forma information presents combined financial information as if the acquisition of SemanticBits had been effective at January 1, 2021, the beginning of the 2021 fiscal year, and as a result, fiscal year 2022 represents the pro forma results for year two of the acquisition. The pro forma information includes alignment of SemanticBits’ revenue recognition policy, corrections of employee-related expenses, and adjustments reflecting changes in the amortization of intangibles, acquisition-related costs, interest expense, and records income tax effects as if SemanticBits had been included in the Company’s results of operations.

(Unaudited)
Year Ended
2022
Revenue	$1,856,399
Net income	75,999

The pro forma information is not intended to reflect the actual combined results of operations that would have occurred if the acquisition was completed on January 1, 2021, nor is it indicative of future operating results after the acquisition date of July 13, 2022.

Divestitures

Commercial Marketing

On September 12, 2023, the Company completed the divesture of its U.S. commercial marketing business for $47.1 million in cash. The disposal of the commercial marketing business was not a major strategic shift that was, or will be significant to the Company’s operations and financial results. For the years ended December 31, 2024 and 2023, the Company recorded pre-tax gain of $2.0 million and $2.5 million, that is included as part of other income on the Company’s consolidated statements of comprehensive income.

Mobile and SMS Messaging Aggregator Business

On November 1, 2023, the Company completed the divesture of its Canadian mobile and Short Message Service (“SMS”) messaging aggregator business for $5.4 million in cash. The disposal of the mobile aggregation and SMS messaging aggregator business was not a major strategic shift that was, or will be, significant to the Company’s operations and financial results. In connection with the sale, the Company recorded a pre-tax gain of $3.2 million that is included as part of other income on the Company’s consolidated statements of comprehensive income.

NOTE 18 - EARNINGS PER SHARE

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

As of December 31, 2024, the PSAs granted during the year ended December 31, 2022 and 2023 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS; however, the PSAs granted during the year ended December 31, 2024 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.

The dilutive effect of stock options, RSUs, and performance shares for each period reported is summarized below:

	2024	2023	2022
Net Income	$110,170	$82,612	$64,243

Weighted-average number of basic shares outstanding during the period	18,747	18,802	18,818
Dilutive effect of stock options, RSUs, and performance shares	178	192	215
Weighted-average number of diluted shares outstanding during the period	18,925	18,994	19,033

Basic earnings per share	$5.88	$4.39	$3.41
Diluted earnings per share	$5.82	$4.35	$3.38

NOTE 19 - COMMITMENTS AND CONTINGENCIES

Letters of Credit and Guarantees

At December 31, 2024 and 2023, the Company had open standby letters of credit totaling $1.6 million and $1.8 million, respectively, and guarantees of $8.2 million and $7.9 million issued by its banks. The letters of credit and guarantees were primarily for the Company’s facility leases and contract performance obligations. The open standby letters of credit reduce the Company’s unused borrowing capacity under its Credit Facility.

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

NOTE 20 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the “Retirement Savings Plan”). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants are able to elect to defer up to 70% of their compensation, subject to statutory limitations, and are entitled to receive 100% employer matching contributions for the first 3% and 50% for the next 2% of their compensation. Contribution expense for the years ended December 31, 2024, 2023, and 2022 was $26.8 million, $25.4 million, and $22.9 million, respectively.

Deferred Compensation Plan

Certain key employees of the Company are eligible to defer a specified percentage of their cash compensation by having it contributed to a nonqualified deferred compensation plan. Eligible employees may elect to defer up to 80% of their base salary and up to 100% of performance bonuses, reduced by any amounts withheld for the payment of taxes or other deductions required by law. Participants are always 100% vested in their account balances. The Company funds its deferred compensation liabilities by making cash contributions to a Rabbi Trust (the “Trust”) at the time the salary or bonus being deferred would otherwise be payable to the employee. As of December 31, 2024, the liability to plan participants was $24.3 million which was materially funded by assets in the Trust. The deferred compensation plan does not have a material net impact on the Company’s results of operations.

NOTE 21 - EXIT ACTIVITIES

During the year ended December 31, 2023, the Company incurred and paid $2.5 million in retention and severance benefits related to the wind-down of its non-core commercial marketing and communication businesses in the U.K. and Belgium. The exit activity was completed as of December 31, 2023.

During the year ended December 31, 2023, the Company completed the divestitures of its non-core U.S. commercial marketing and Canadian mobile and SMS messaging aggregator businesses. As a result of the divestitures, the Company incurred and paid retention and severance benefits of $1.9 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively, which was primarily recorded within direct costs. As part of the sale of the businesses, the Company incurred $0.6 million in related compensation expense which was recorded within indirect and selling expenses.

As a result of these wind-down and divestitures that were completed, the Company recorded impairment of $0.9 million related to a customer-related intangible from a prior acquisition, $3.0 million related to right-of-use operating leases, and accrued $2.4 million for other facility-related exit costs.

During the year ended December 31, 2022, the Company incurred charges related to: (i) the reduction and wind-down of certain non-core U.S. commercial marketing businesses, and (ii) the reduction of facilities utilized by the remaining elements of the commercial marketing group. Specifically, these charges included the impairment of certain right-of-use operating leases and related assets associated with exited facilities of $8.2 million, $4.8 million in other facility-related exit costs recorded within indirect and selling expenses, and retention and severance of $2.3 million primarily recorded within direct costs. Of the $2.3 million in retention and severance benefits, $1.3 million was paid during the 2022 fiscal year and the remaining liability was paid during the 2023 fiscal year.

NOTE 22 - SEGMENT INFORMATION AND GEOGRAPHIC DATA

The Company provides a broad array of professional services to its clients across several markets, primarily within the U.S. The Company operates as a single reportable and operating segment because the CODM, which is the Chief Executive Officer, manages the business activities on a consolidated basis. Although the Company disaggregates its revenue by client market and client type, it does not manage its business or allocate resources based on client market or type.

The CODM assesses performance of the segment based on consolidated net income that is reported on the Company’s consolidated statements of comprehensive income. The CODM uses consolidated net income to evaluate the Company’s performance against budgets and decide whether to use the profits to invest in the business, paydown debt, repurchase stock, pay dividends, or fund acquisitions. Asset information provided to the CODM is not used for the purposes of making decisions and assessing performance of the Company.

The segment revenue, significant segment expenses, and segment profit are as follows:

	Year ended December 31,
	2024	2023	2022
Revenue	$2,019,787	$1,963,238	$1,779,964
Significant segment expenses:
Direct labor & related fringe costs	775,239	730,322	639,861
Subcontractors & other direct costs	506,777	534,696	494,561
Indirect and selling expenses	518,453	505,162	486,863
Depreciation and amortization	20,484	25,277	21,482
Amortization of intangible assets	32,992	35,461	28,435
Interest expense	29,878	39,952	23,525
Provision for income taxes	27,888	13,935	19,737
Other segment (income) expense (1)	(2,094)	(4,179)	1,257
Net Income	$110,170	$82,612	$64,243

(1) Other segment income (expenses) includes interest income, foreign currency expense, and gains/losses on disposition of assets.

Other Segment Information and Geographic Data

Revenue is attributed to the country where the contract is awarded by the client. There was no single foreign country that individually accounted for 10% or more of total revenue for the years ended December 31, 2024, 2023, and 2022. The following table provide net revenue for the Company’s home country and foreign countries:

	Year ended December 31,
	2024	2023	2022
Revenue:
U.S.	$1,869,105	$1,832,562	$1,644,737
Other countries	150,682	130,676	135,227
Total revenue	$2,019,787	$1,963,238	$1,779,964

At December 31, 2024 and 2023, long-lived assets were primarily held in the U.S. There was no single foreign country that individually held more than 10% of the total long-lived assets. The following table provide long-lived assets held in the Company’s home country and in foreign countries:

	December 31,
	2024	2023
Long-lived assets:
U.S.	$65,045	$71,791
Other countries	3,073	4,157
Total long-lived assets	$68,118	$75,948

NOTE 23 - SUBSEQUENT EVENTS

As of February 25, 2025, the Company repurchased 258,218 shares at a total cost of $30.5 million, or $118.14 per share pursuant to the Plan authorized by the Company's board of directors (see Note 14 - Stockholders’ Equity - Share Repurchases).

Subsequent to December 31, 2024, and through February 25, 2025, pursuant to the recent executive orders issued by the Administration or actions by DOGE, the Company received notices for termination-for-convenience of approximately $276 million and for stop-work orders of approximately $99 million.

Schedule II - Valuation and Qualifying Accounts

Allowance for Credit Losses

	2024	2023	2022
Balance at beginning of period	$5,435	$6,112	$7,741
Provision for credit losses	1,673	1,164	248
Write-offs, net of recoveries	(357)	(1,886)	(1,782)
Effect of foreign currency translation	(50)	45	(95)
Balance at end of period	$6,701	$5,435	$6,112

Income Tax Valuation Allowance

	2024	2023	2022
Balance at beginning of period	$9,021	$7,607	$7,048
Provision for income taxes - valuation allowance	606	1,414	559
Balance at end of period	$9,627	$9,021	$7,607