Form 10-Q
period 2025-03-31
ICF International, Inc.
filed 2025-05-02
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of April 25, 2025, there were 18,411,115 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2025

Item 6.	Exhibits	27

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	March 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$5,718	$4,960
Restricted cash	18,374	13,857
Contract receivables, net	236,161	256,923
Contract assets	228,314	188,941
Prepaid expenses and other assets	21,189	21,133
Income tax receivable	1,073	6,260
Total Current Assets	510,829	492,074
Property and Equipment, net	63,569	66,503
Other Assets:
Goodwill	1,251,199	1,248,855
Other intangible assets, net	102,617	111,701
Operating lease - right-of-use assets	112,954	115,531
Deferred tax assets	4,113	1,603
Other assets	29,817	30,086
Total Assets	$2,075,098	$2,066,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$122,089	$159,522
Contract liabilities	27,407	24,580
Operating lease liabilities	19,792	20,721
Finance lease liabilities	2,635	2,612
Accrued salaries and benefits	75,533	105,773
Accrued subcontractors and other direct costs	51,876	49,271
Accrued expenses and other current liabilities	82,195	86,701
Total Current Liabilities	381,527	449,180
Long-term Liabilities:
Long-term debt	502,044	411,743
Operating lease liabilities - non-current	152,128	155,935
Finance lease liabilities - non-current	10,593	11,261
Other long-term liabilities	59,938	55,775
Total Liabilities	1,106,230	1,083,894

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 24,302,825 and 24,186,962 shares issued at March 31, 2025 and December 31, 2024, respectively; 18,426,295 and 18,666,290 shares outstanding at March 31, 2025 and December 31, 2024, respectively	24	24
Additional paid-in capital	447,649	443,463
Retained earnings	899,051	874,772
Treasury stock, 5,876,530 and 5,520,672 shares at March 31, 2025 and December 31, 2024, respectively	(359,397)	(320,054)
Accumulated other comprehensive loss	(18,459)	(15,746)
Total Stockholders’ Equity	968,868	982,459
Total Liabilities and Stockholders’ Equity	$2,075,098	$2,066,353

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2025	2024
Revenue	$487,618	$494,436
Direct Costs	302,542	310,533
Operating costs and expenses:
Indirect and selling expenses	131,891	129,094
Depreciation and amortization	14,795	13,865
Total operating costs and expenses	146,686	142,959
Operating income	38,390	40,944
Interest, net	(7,337)	(8,238)
Other (expense) income	(1,052)	1,630
Income before income taxes	30,001	34,336
Provision for income taxes	3,150	7,019
Net income	$26,851	$27,317

Earnings per Share:
Basic	$1.45	$1.46
Diluted	$1.44	$1.44

Weighted-average Shares:
Basic	18,506	18,757
Diluted	18,613	18,946

Cash dividends declared per common share	$0.14	$0.14

Other comprehensive (loss) income, net of tax	(2,713)	684
Comprehensive income, net of tax	$24,138	$28,001

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2025	18,666	$24	$443,463	$874,772	5,520	$(320,054)	$(15,746)	$982,459
Net income	—	—	—	26,851	—	—	—	26,851
Other comprehensive loss	—	—	—	—	—	—	(2,713)	(2,713)
Equity compensation	—	—	4,186	—	—	—	—	4,186
Issuance of shares pursuant to vesting of restricted stock units	116	—	—	—	—	—	—	—
Payments for share repurchases	(356)	—	—	—	356	(39,343)	—	(39,343)
Dividends declared	—	—	—	(2,572)	—	—	—	(2,572)
Balance at March 31, 2025	18,426	$24	$447,649	$899,051	5,876	$(359,397)	$(18,459)	$968,868

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2024	18,846	$24	$421,502	$775,099	5,136	$(267,155)	$(11,885)	$917,585
Net income	—	—	—	27,317	—	—	—	27,317
Other comprehensive income	—	—	—	—	—	—	684	684
Equity compensation	—	—	3,551	—	—	—	—	3,551
Exercise of stock options	2	—	107	—	—	—	—	107
Issuance of shares pursuant to vesting of restricted stock units	125	—	—	—	—	—	—	—
Payments for share repurchases	(218)	—	—	—	218	(30,475)	—	(30,475)
Dividends declared	—	—	—	(2,620)	—	—	—	(2,620)
Balance at March 31, 2024	18,755	$24	$425,160	$799,796	5,354	$(297,630)	$(11,201)	$916,149

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Cash Flows from Operating Activities
Net income	$26,851	$27,317
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(92)	1,347
Deferred income taxes and unrecognized income tax benefits	(2,594)	(4,786)
Non-cash equity compensation	4,186	3,551
Depreciation and amortization	14,795	13,865
Gain on divestiture of a business	—	(1,715)
Other operating adjustments, net	1,435	46
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(34,610)	(29,024)
Contract receivables	21,340	1,604
Prepaid expenses and other assets	(1,314)	(192)
Operating lease assets and liabilities, net	(1,862)	523
Accounts payable	(37,674)	(15,119)
Accrued salaries and benefits	(30,465)	(17,775)
Accrued subcontractors and other direct costs	2,064	3,303
Accrued expenses and other current liabilities	80	(3,988)
Income tax receivable and payable	5,235	11,375
Other liabilities	(409)	(333)
Net Cash Used in Operating Activities	(33,034)	(10,001)

Cash Flows from Investing Activities
Payments for purchase of property and equipment and capitalized software	(3,452)	(5,226)
Proceeds from divestiture of a business	—	1,715
Net Cash Used in Investing Activities	(3,452)	(3,511)

Cash Flows from Financing Activities
Advances from working capital facilities	512,430	355,877
Payments on working capital facilities	(422,406)	(311,813)
Proceeds from other short-term borrowings	2,780	24,356
Repayments of other short-term borrowings	(9,172)	(23,950)
Receipt of restricted contract funds	—	1,261
Payment of restricted contract funds	—	(3,391)
Dividends paid	(2,620)	(2,636)
Net payments for stock issuances and share repurchases	(39,342)	(30,355)
Other financing, net	(646)	(516)
Net Cash Provided by Financing Activities	41,024	8,833
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	737	(171)

Net Change in Cash, Cash Equivalents, and Restricted Cash	5,275	(4,850)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	18,817	9,449
Cash, Cash Equivalents, and Restricted Cash, End of Period	$24,092	$4,599

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$4,544	$7,740
Income taxes	$1,095	$1,133

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

Software assets, which were previously included within “Property and equipment, net” and “Other assets”, have been reclassified and consolidated under “Other intangible assets, net.” To conform to the current year’s presentation, $1.6 million and $21.8 million, as of December 31, 2024, have been reclassified from “Property and equipment, net” and “Other assets” to “Other intangible assets, net,” respectively.

Previously separate financial statement line items “Depreciation and amortization” and “Amortization of intangible assets” have been combined under “Depreciation and amortization”.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenue and expenses. Key estimates include those that are related to variable consideration on contracts with customers, costs to complete fixed-price contracts, bonus and other incentive compensation, reserves for tax benefits and valuation allowances on deferred tax assets, collectability of receivables, valuation and useful lives of acquired tangible and intangible assets, impairment of goodwill and long-lived assets, and contingencies. Actual results experienced by the Company may differ from management’s estimates.

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three-month period ended March 31, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2024 and the notes thereto included in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes: Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires greater disaggregation of income tax rates and amounts paid by entities. ASU 2023-09 specifically requires all entities to disclose, on an annual basis, disaggregated domestic and foreign pre-tax income or loss from continuing operations and the disaggregated income tax expense or benefit by federal, state, and foreign components, and a tabular rate reconciliation, using both percentages and reporting currency amounts, of eight specific categories as well as any individual reconciling items that are equal to or greater than 5% of a threshold computed by multiplying pretax income or loss from continuing operations by the applicable federal rate. Additionally, the amendments also require disclosure of income taxes paid disaggregated by federal, state, and foreign jurisdictions as well as any individual jurisdictions over 5% of the total income taxes paid. ASU 2023-09 will be effective for the Company for the fiscal year ending December 31, 2025, with early adoption permitted. The amendments may be adopted on a prospective or retrospective basis. The Company is expected to adopt the provisions of ASU 2023-09 for the fiscal year ending December 31, 2025 and, with the exception of additional footnote disclosures, does not expect the adoption to have any impact on the consolidated financial statements.

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03: Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires additional disaggregation of certain costs and expenses. ASU 2024-03 specifically requires all public entities to disclose within a tabular format the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities in each relevant expense caption as well as certain amounts that are already required to be disclosed under current U.S. GAAP. ASU 2024-03 also requires public entities to disclose a qualitative description of the composition of any amounts in relevant expense captions that are not separately disaggregated and the amount and definition of the entity’s selling expenses. ASU 2024-03 will be effective for the Company for the 2027 fiscal year and interim periods within the 2028 fiscal year, with early adoption permitted. The amendments may be adopted on a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2024-03 and, with the exception of additional footnote disclosures, does not expect the adoption to have a material impact on the consolidated financial statements.

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as of March 31, 2025 and 2024 to cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the three months ended March 31, 2025 and 2024:

	March 31, 2025	March 31, 2024
Cash and cash equivalents	$5,718	$3,683
Restricted cash	18,374	916
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$24,092	$4,599

Restricted cash represents is primarily related to the Company’s energy incentive business with public utility clients and include restricted cash from the acquisition of Applied Energy Group, Inc. (“AEG”).

NOTE 3 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	March 31, 2025	December 31, 2024
Billed and billable	$242,652	$263,624
Allowance for expected credit losses	(6,491)	(6,701)
Contract receivables, net	$236,161	$256,923

The Company sells certain billed contract receivables in accordance with its Master Receivables Purchase Agreement with MUFG Bank, Ltd. (“MUFG”). The following is a reconciliation of billed contract receivables sold to MUFG that were eligible and accounted for as sales under Accounting Standards Codification (“ASC”) 860, including billed contract receivables sold to MUFG and collected from customers on behalf of MUFG during the three months ended March 31, 2025 and 2024, and the balance of billed contract receivables not collected from customers as of March 31, 2025 and 2024, respectively:

	As of and for the Three Months Ended
	March 31, 2025	March 31, 2024
Beginning balance, billed contract receivables sold and not yet collected (1)	$25,966	$21,302
Billed contract receivables sold during the period (2)	123,685	133,398
Collections from customers during the period (2)	(118,472)	(129,824)
Ending balance, billed contract receivables sold and not yet collected (3)	$31,179	$24,876
(1)
The beginning balances represent billed contract receivables that were previously sold and derecognized by the Company but had not been collected from customers as of January 1, 2025 and 2024, respectively.
(2)
For the three months ended March 31, 2025 and 2024, the Company recorded net inflows of $5.2 million and $3.6 million, respectively, in its cash flows from operating activities from the sale of billed contract receivables.
(3)
The ending balances represent billed contract receivables that were sold and derecognized by the Company but had not been collected from customers as of March 31, 2025 and 2024, respectively.

The following is a reconciliation of cash collections from customers of billed contract receivables previously sold to MUFG that were eligible and accounted for as sales under ASC 860, including collections from customers on behalf of MUFG of previously sold billed contract receivables and remittances of cash collections to MUFG during the three months ended March 31, 2025 and 2024, and the balance of cash collected but not remitted to MUFG as of March 31, 2025 and 2024, respectively:

	As of and for the Three Months Ended
	March 31, 2025	March 31, 2024
Beginning balance, cash collected but not yet remitted to MUFG (1)	$23,339	$21,796
Collections from customers during the period (2)	118,472	129,824
Remittances to MUFG during the period (2)	(112,970)	(125,879)
Ending balance, cash collected but not yet remitted to MUFG (3)	$28,841	$25,741
(1)
The beginning balances represent cash collected from customers on behalf of MUFG for billed contract receivables that were previously sold and derecognized by the Company but had not been remitted to MUFG as of January 1, 2025 and 2024, respectively.
(2)
For the three months ended March 31, 2025 and 2024, the Company recorded net inflows of $5.5 million and $3.9 million, respectively, in its cash flows from operating activities from the collection of billed contract receivables that were sold but not yet remitted to MUFG.
(3)
The ending balances are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets.

The aggregate impact of the sale of billed contract receivables on the Company’s operating cash flows was $10.7 million and $7.5 million for the three months ended March 31, 2025 and 2024, respectively.

At March 31, 2025 and December 31, 2024, the amounts due to MUFG for cash collected and not yet remitted for billed contract receivables sold that did not qualify as sales under ASC 860 totaled $1.5 million and $7.9 million, respectively. These amounts are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets.

NOTE 4 – LEASES

At March 31, 2025, the Company had operating and finance leases for facilities and equipment with remaining terms ranging from 1 to 14 years. Future minimum lease payments under non-cancellable operating and finance leases as of March 31, 2025 were as follows:

	Operating	Finance
March 31, 2026	$25,144	$3,041
March 31, 2027	23,158	3,041
March 30, 2028	17,511	3,041
March 30, 2029	14,934	2,967
March 31, 2030	13,220	2,224
Thereafter	114,872	—
Total future minimum lease payments	208,839	14,314
Less: Interest	(36,919)	(1,086)
Total lease liabilities	$171,920	$13,228

Lease liabilities - current	$19,792	$2,635
Lease liabilities - non-current	152,128	10,593
Total lease liabilities	$171,920	$13,228

NOTE 5 – DEBT

At March 31, 2025 and December 31, 2024, debt consisted of:

	March 31, 2025		December 31, 2024
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$200,250		$200,250
Delayed-Draw Term Loan		154,000		156,750
Revolving Credit		150,000		57,225
Total before debt issuance costs	5.7%	504,250	6.6%	414,225
Unamortized debt issuance costs		(2,206)		(2,482)
Total		$502,044		$411,743

	March 31, 2025	December 31, 2024
Current portion of long-term debt	$—	$—
Long-term debt - non-current	502,044	411,743
Total	$502,044	$411,743

As of March 31, 2025, the Company had $448.4 million of unused borrowing capacity under the $600.0 million revolving line of credit under a credit agreement with a group of lenders (the “Credit Facility”). The unused borrowing capacity is inclusive of outstanding letters of credit totaling $1.6 million. The average interest rate on borrowings under the Credit Facility was 5.7% for the three months ended March 31, 2025 and 6.6% for the twelve months ended December 31, 2024, respectively. Inclusive of the impact of floating-to-fixed interest rate swaps (see “Note 7 – Derivative Instruments and Hedging Activities”), the average interest rate was 5.1% for the three months ended March 31, 2025 and 5.3% for the twelve months ended December 31, 2024, respectively.

Future scheduled repayments of debt principal are as follows:

Payments due by	Term Loan	Delayed-Draw Term Loan	Revolving Credit	Total
March 31, 2026	$—	$—	$—	$—
March 31, 2027	—	—	—	—
May 6, 2027 (Maturity)	200,250	154,000	150,000	504,250
Total	$200,250	$154,000	$150,000	$504,250

NOTE 6 – REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients into categories that depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic and business factors. Those categories are client market, client type, and contract mix.

	Three Months Ended March 31,
	2025		2024
	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, infrastructure, and disaster recovery	$238,570	49%	$224,692	45%
Health and social programs	169,023	35%	190,892	39%
Security and other civilian & commercial	80,025	16%	78,852	16%
Total	$487,618	100%	$494,436	100%

	Three Months Ended March 31,
	2025		2024
	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$239,620	49%	$274,195	55%
U.S. state and local government	76,865	16%	76,953	16%
International government	27,075	5%	25,263	5%
Total Government	343,560	70%	376,411	76%
Commercial	144,058	30%	118,025	24%
Total	$487,618	100%	$494,436	100%

	Three Months Ended March 31,
	2025		2024
	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$209,046	43%	$206,153	42%
Fixed-price	238,072	49%	224,796	45%
Cost-based	40,500	8%	63,487	13%
Total	$487,618	100%	$494,436	100%

Contract Assets and Liabilities

Contract assets consist of unbilled receivables on contracts where revenue recognized exceeds the amount billed. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized.

The following table summarizes the contract assets and liabilities as of March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Contract assets	$228,314	$188,941
Contract liabilities	(27,407)	(24,580)
Net contract assets (liabilities)	$200,907	$164,361

The increase in net contract assets (liabilities) is primarily due to the timing difference between the performance of services and billings to customers. During both the three months ended March 31, 2025 and 2024, the Company recognized $12.8 million in revenue related to the contract liabilities balance at December 31, 2024 and 2023, respectively.

Unfulfilled Performance Obligations

Unfulfilled performance obligations (“UPO”) were $0.9 billion and $1.3 billion as of March 31, 2025 and December 31, 2024, respectively. The UPO of $0.9 billion reflects the impact of approximately $0.3 billion related to the termination-for-convenience notifications the Company received pursuant to the executive orders issued by the Administration or actions by DOGE during the three months ended March 31, 2025.

The Company expects to recognize the remaining UPO as revenue of approximately 53% by December 31, 2025, 78% by December 31, 2026, and the remainder thereafter.

Subsequent to March 31, 2025 and through April 25, 2025, the Company received additional notices for termination-for-convenience. Had these termination-for-convenience occurred prior to March 31, 2025, the total UPO would have been reduced by approximately $12.0 million.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At March 31, 2025, the Company had floating-to-fixed interest rate swap agreements for an aggregate notional amount of $175.0 million, of which $75.0 million will mature on February 28, 2028 and $100.0 million will mature on June 27, 2028. The Company has designated the swap agreements as cash flow hedges. See “Note 5 – Debt” for details on the impact of the swap agreements on the Company’s interest rates. See “Note 13 – Fair Value” for the fair value of these swaps.

NOTE 8 – INCOME TAXES

A reconciliation of the Company’s statutory rate to the effective tax rate (the “ETR”) for the three months ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.0%	6.0%
Section 987 regulations	(14.8%)	—
Equity-based compensation	1.5%	(5.4%)
Uncertain tax position	3.9%	2.5%
Tax credits	(11.3%)	(6.7%)
Other	4.2%	3.0%
Effective tax rate	10.5%	20.4%

The decrease in the Company’s ETR was primarily due to an income tax benefit recognized in the first quarter of 2025 from tax planning implemented in connection with the “transitional rules” governing unrealized foreign exchange gains and losses derived from translation of the operations, assets and liabilities of non-U.S. qualified subsidiaries provided by recently finalized U.S. federal tax regulations under Internal Revenue Code Section 987 (“IRC 987”). The regulations under IRC 987 are effective for the Company for tax years beginning after December 31, 2024 and require computation of a pre-transition foreign currency gain or loss to be included in the determination of future taxable income or loss and an analysis of the various elections available to taxpayers. Based on the Company’s current analysis of the regulations and the available election to amortize its pre-2025 cumulative unrealized foreign exchange gains & losses impacting U.S. taxation of foreign earnings under Subpart F of the Internal Revenue Code, the Company recognized a non-cash deferred income tax benefit of $4.5 million related to its election to amortize its pre-transition foreign currency losses against taxable income over ten years.

NOTE 9 – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of March 31, 2025 and 2024 included the following:

	Three Months Ended March 31, 2025
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at December 31, 2024	$(16,383)	$637	$(15,746)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	3,273	(1,854)	1,419
Amounts reclassified from accumulated other comprehensive (loss) income (1) (2)	(4,094)	(691)	(4,785)
Effect of taxes	—	653	653
Total current period other comprehensive (loss) income	(821)	(1,892)	(2,713)
Accumulated other comprehensive (loss) income at March 31, 2025	$(17,204)	$(1,255)	$(18,459)

(1) The Company reclassified $4.1 million of effect of taxes related to Foreign Currency Translation Adjustments from accumulated other comprehensive (loss) income into earnings in connection with IRC 987. See “Note 8 – Income Taxes”.

(2) The Company expects to reclassify approximately $0.1 million of unrealized losses related to the Change in Fair Value of Interest Rate Hedge Agreements from accumulated other comprehensive (loss) income into earnings during the next 12 months.

	Three Months Ended March 31, 2024
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreement and Other Adjustments	Total
Accumulated other comprehensive (loss) income at December 31, 2023	$(12,695)	$810	$(11,885)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(1,534)	4,589	3,055
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1,671)	(1,671)
Effect of taxes	112	(812)	(700)
Total current period other comprehensive (loss) income	(1,422)	2,106	684
Accumulated other comprehensive (loss) income at March 31, 2024	$(14,117)	$2,916	$(11,201)

Share Repurchases

The Company repurchases shares under the $300.0 million share repurchase program authorized by the Company’s board of directors. In addition, the Company repurchases shares in connection with the vesting of restricted stock units (“RSUs”) and performance share awards (“PSAs”) granted to employees. Repurchases for the three months ended March 31, 2025 and 2024 are as follows:

	Three Months Ended March 31,
	2025		2024
	Shares	Amount Paid	Shares	Amount Paid
Share Repurchase Program	313,048	$35,052	172,817	$23,831
Vesting of RSUs and PSAs	42,810	4,296	45,881	6,649
Total	355,858	$39,348	218,698	$30,480

NOTE 10 – STOCK-BASED COMPENSATION

The Company’s 2018 Amended and Restated Omnibus Incentive Plan (the “2018 A&R Omnibus Plan”) allows the Company to grant up to 2,050,000 total shares of common stock to officers, key employees, and non-employee directors. As of March 31, 2025, the Company had approximately 794,760 shares available for grant under the 2018 A&R Omnibus Plan.

The following awards were granted during the three months ended March 31, 2025 and 2024:

	Awards Granted		Average Grant Date Fair Value
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2025	2024	2025	2024
Employee Stock Awards	218,034	110,754	$81.93	$156.16
Cash-Settled RSUs	73,078	34,064	$84.83	$152.59
Total	291,112	144,818

The total stock-based compensation expense was $4.0 million and $5.9 million for the three months ended March 31, 2025 and 2024, respectively. The unrecognized compensation expense at March 31, 2025 was $41.5 million, which is expected to vest over the next 2.1 years.

NOTE 11 – ACQUISITIONS AND DIVESTITURES

Acquisitions

Applied Energy Group, Inc.

On December 31, 2024, the Company completed the acquisition of AEG an energy technology and advisory services company, for $60.7 million in cash consideration before final net working capital adjustments. AEG provides a suite of integrated technology and advisory solutions to electric and gas utilities, state and local governments, and state energy offices nationwide which enhances the Company’s service offering and client footprint.

As part of the preliminary allocation of the purchase consideration, the Company recorded the following:

Net working capital	$3,970
Property and equipment	55
Customer-related intangibles	20,000
Developed technology	5,000
Trade names and trademarks	350
Goodwill	31,279
Purchase considerations	$60,654

Net working capital includes restricted cash of $5.4 million, accounts receivable of $4.5 million, contract assets of $2.6 million, accrued expenses of $6.6 million, accounts payable of $1.3 million, and other assets and liabilities of $0.7 million.

The finalization of allocation is expected to be completed by the second quarter of 2025 and is currently open primarily for final net working capital adjustments.

The estimated useful lives of acquired intangible assets are as follows:

Customer-related intangibles	6.0 years
Developed technology	4.0 years
Trade names and trademarks	3.5 months

The Company revised customer-related intangibles from an initial estimate of $21.0 million to $20.0 million and estimated useful life from 9.0 years to 6.0 years as a result of new information received during the quarter ended March 31, 2025.

The goodwill is attributable to the workforce of AEG and expected synergies with the Company. Goodwill has an indefinite life and is deductible for income tax purposes. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

NOTE 12 – EARNINGS PER SHARE

Earnings per share (“EPS”), including the dilutive effect of stock awards for each period reported is summarized below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2025	2024
Net Income	$26,851	$27,317

Weighted-average number of basic shares outstanding during the period	18,506	18,757
Dilutive effect of stock awards	107	189
Weighted-average number of diluted shares outstanding during the period	18,613	18,946

Basic EPS	$1.45	$1.46
Diluted EPS	$1.44	$1.44

A total of 79,863 shares of restricted stock awards were excluded from the calculation of EPS for the three months ended March 31, 2025 because they were anti-dilutive. There were 10,901 shares excluded for the three months ended March 31, 2024.

NOTE 13 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	March 31, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$197	$—	$197	Prepaid expenses and other assets
Company-owned life insurance policies	—	22,927	—	22,927	Other assets

Liabilities:
Interest rate swaps - current portion	$—	$240	$—	$240	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	1,716	—	1,716	Other long-term liabilities

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$825	$—	$825	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	129	—	129	Other assets
Company-owned life insurance policies	—	23,174	—	23,174	Other assets

Liabilities:
Interest rate swaps - current portion	$—	$15	$—	$15	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	153	—	153	Other long-term liabilities

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Letters of Credit and Guarantees

The Company had open standby letters of credit totaling $1.6 million at both March 31, 2025 and December 31, 2024, respectively. Open standby letters of credit reduce the Company’s borrowing capacity under the Credit Facility.

At March 31, 2025 and December 31, 2024, the Company had $8.6 million and $8.2 million, respectively, of bank guarantees for facility leases and contract performance obligations.

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

NOTE 15 – SEGMENT INFORMATION

The Company provides a broad array of professional services to its clients across several markets, primarily within the U.S. The Company operates as a single reportable and operating segment because the chief operating decision maker (the “CODM”), which is the Chief Executive Officer, manages the business activities on a consolidated basis. Although the Company disaggregates revenue by client market and client type, it does not manage its business or allocate resources based on client market or type.

The CODM assesses segment performance based on consolidated net income as reported on the Company’s consolidated statements of comprehensive income. The CODM uses consolidated net income to evaluate the Company’s performance against budgets and decide whether to use the profits to invest in the business, pay down debt, repurchase stock, pay dividends, or fund acquisitions. Asset information provided to the CODM is not used for the purpose of making decisions and assessing performance of the Company.

The segment revenue, significant segment expenses, and segment profit are as follows:

	Three Months Ended March 31,
	2025	2024
Revenue	$487,618	$494,436
Significant segment expenses:
Direct labor and related fringe costs	191,930	190,023
Subcontractors and other direct costs	110,612	120,510
Indirect and selling expenses	131,891	129,094
Depreciation and amortization	5,318	5,574
Amortization of intangible assets acquired in business combinations	9,477	8,291
Interest expense	7,423	8,329
Provision for income taxes	3,150	7,019
Other segment expense (income) (1)	966	(1,721)
Net Income	$26,851	$27,317

(1) Other segment expense (income) includes interest income, foreign currency expense, and gains/losses on disposition of assets.

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
•
Changes in federal government budgeting and spending priorities;
•
Results of routine and non-routine government audits and investigations, including the unpredictability of the Administration’s executive orders and actions of the newly formed Department of Government Efficiency (“DOGE”);
•
Risks resulting from expanding our service offerings and client base;
•
Our dependence on contracts with United States (“U.S.”) federal, state and local, and international governments, agencies, and departments for the majority of our revenue;
•
Risks inherent in being engaged in significant and complex disaster relief efforts and grant management programs involving multiple tiers of government in very stressful environments;
•
Failure to realize the full amount of our backlog;
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

The terms “we,” “our,” “us,” and “the Company,” as used throughout this Quarterly Report, refer to ICF International, Inc. and its subsidiaries, unless otherwise indicated. The terms “federal” or “federal government” refer to the U.S. federal government, and “state and local” or “state and local government” refer to U.S. state and local governments and the governments of U.S. territories. The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 28, 2025 (our “Annual Report”).

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

As the federal government sharpens its focus on efficiency, transparency, consolidation, and accountability, we see growth opportunities for ICF’s fit-for-purpose technology solutions. Our offerings are innovative, agile, scalable, and aligned with commercial best practices, delivering clear and measurable outcomes. By combining deep institutional knowledge of our clients’ markets and data with our proven expertise in AI, open source, cloud-native, and commercially off the shelf low-code and no-code platforms, we are able to deliver highly functional, cost-effective solutions that meet the evolving demands of our customers while driving greater value and impact for taxpayers.

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

Although we continue to see favorable long-term market opportunities, there are certain business challenges facing all government service providers. The very nature of opportunities arising out of disaster recovery means they can involve unusual challenges. Factors such as the overall stress on communities and people affected by disaster recovery situations, political complexities, challenges among involved government agencies, and a higher-than-normal risk of audits and investigations may result in a reduction to our revenue and profit and adversely affect cash flow; however, we believe we are well positioned to provide a broad range of services in support of initiatives that will continue to be priorities to the federal government, as well as to state and local and international governments and commercial clients.

As discussed in Part II, Item 7 of our Annual Report, during the three months ended March 31, 2025, we received notices for termination-for-convenience pursuant to the recent executive orders issued by the Administration or actions by DOGE. The revenue recognized in fiscal year 2024 from the contracts subject to these terminations represented approximately 5.7% of the total 2024 fiscal year revenue and approximately $375.0 million of our $3.4 billion backlog as of March 31, 2025.

In addition, subsequent to March 31, 2025, the Company received additional termination-for-convenience notices representing approximately $12.0 million of future contract value.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

The table below sets forth select line items of our unaudited consolidated statements of comprehensive income, the percentage of revenue for these select items, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2025	2024	2025	2024	Dollars	Percent
Revenue	$487,618	$494,436	100.0%	100.0%	$(6,818)	(1.4%)
Direct Costs:
Direct labor and related fringe benefit costs	191,930	190,023	39.4%	38.4%	1,907	1.0%
Subcontractor and other direct costs	110,612	120,510	22.7%	24.4%	(9,898)	(8.2%)
Total Direct Costs	302,542	310,533	62.0%	62.8%	(7,991)	(2.6%)
Operating Costs and Expenses:
Indirect and selling expenses	131,891	129,094	27.0%	26.1%	2,797	2.2%
Depreciation and Amortization:
Depreciation and amortization	5,318	5,574	1.1%	1.1%	(256)	(4.6%)
Amortization of intangible assets acquired in business combinations	9,477	8,291	1.9%	1.7%	1,186	14.3%
Total Depreciation and Amortization	14,795	13,865	3.0%	2.8%	930	6.7%
Total Operating Costs and Expenses	146,686	142,959	30.0%	28.9%	3,727	2.6%
Operating Income	38,390	40,944	8.0%	8.3%	(2,554)	(6.2%)
Interest, net	(7,337)	(8,238)	(1.5%)	(1.7%)	901	(10.9%)
Other (expense) income	(1,052)	1,630	(0.2%)	0.3%	(2,682)	(164.5%)
Income before Income Taxes	30,001	34,336	6.3%	6.9%	(4,335)	(12.6%)
Provision for Income Taxes	3,150	7,019	0.6%	1.4%	(3,869)	(55.1%)
Net Income	$26,851	$27,317	5.7%	5.5%	$(466)	(1.7%)

Revenue. The decrease in revenue was driven by a decrease of $34.6 million from our U.S. federal government clients primarily as a result of terminated contracts in the first quarter of 2025 due to the Administration’s changing priorities and the actions of DOGE, as well as the disruption of the typical U.S. federal government procurement cycle. This decline was offset by increases of $26.0 million and $1.8 million from our commercial and international government clients, respectively. The following were changes in revenue from our various client markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery client market revenues increased $13.9 million, or 6.2%, driven primarily by increases of $21.9 million and $0.9 million from our commercial and international government clients, respectively, offset by decreases of $6.8 million and $2.1 million from our U.S. federal government and U.S. state and local government clients, respectively.
•
Health and Social Programs client market revenues decreased $21.9 million, or 11.5%, driven primarily by a decrease of $24.6 million from our U.S. federal government clients, slightly offset by increases of $1.8 million and $0.8 million from our U.S. state and local government and commercial clients, respectively.
•
Security and Other Civilian & Commercial client market revenues increased by $1.2 million, or 1.5%, primarily driven by increases of $3.3 million, $0.8 million, and $0.3 million from our commercial, international government, and U.S. state and local government clients, respectively, offset by a decrease of $3.2 million from our U.S. federal government clients.

Revenue for the three months ended March 31, 2025 includes subcontractor and other direct costs, which decreased $9.9 million, or 8.2%, from the first quarter of 2024 and totaled $110.6 million and $120.5 million for the three months ended March 31, 2025 and 2024, respectively, and the margin on such costs.

Direct Costs. The decrease of $8.0 million in direct costs was driven by a reduction in subcontractor and other direct costs, slightly offset by an increase in direct labor and related fringe benefit costs. For the three months ended March 31, 2025 and 2024, direct labor and related fringe benefit costs as a percentage of direct costs were 63.4% and 61.2%, respectively, and subcontractor and other direct costs as a percentage of direct costs were 36.6% and 38.8%, respectively. As a percentage of revenue, direct labor and related fringe benefit costs were 39.4% and 38.4%, respectively, and subcontractor and other direct costs were 22.7% and 24.4%, respectively, for the three months ended March 31, 2025 and 2024. Total direct costs as a percentage of revenue were 62.0% for the three months ended March 31, 2025, compared to 62.8% for the three months ended March 31, 2024.

Indirect and selling expenses. For the three months ended March 31, 2025, our indirect and selling expenses increased by $2.8 million, or 2.2%, compared to the prior year, as a result of an increase of $3.2 million in indirect labor and related fringe benefit costs, due in part to the impact of severance in the current period, which was offset by a decrease of $0.5 million in general and administrative costs. As a result, our indirect and selling expenses as a percentage of revenue increased to 27.0% for the three months ended March 31, 2025 from 26.1% for the three months ended March 31, 2024.

Depreciation and amortization. Our depreciation and amortization for the three months ended March 31, 2025 was $5.3 million which is comparable to depreciation and amortization of $5.6 million for the three months ended March 31, 2024.

The increase in amortization of intangible assets acquired in business combinations was primarily due to the amortization of intangible assets acquired in our acquisition in the fourth quarter of 2024.

Interest, net. The decrease of $0.9 million in interest, net, was primarily from a decrease of our interest rates. Use of floating-to-fixed interest rate swap agreements to hedge the variable interest portion of our debt reduced our interest expense by $0.7 million for the three months ended March 31, 2025 compared to $1.7 million for the same period in 2024. Inclusive of the impact of the swap agreements, our interest expense for the three months ended March 31, 2025 was $6.6 million compared to $7.2 million for the same period in 2024 and our interest rate inclusive of the swap agreements was 5.1% for the three months ended March 31, 2025 compared to 5.6% for 2024.

Other (expense) income. The change in other (expense) income was primarily due to a gain of $1.7 million recognized in the first quarter of 2024 related to the divestiture of our commercial marketing business and losses on foreign currency rate in the first quarter of 2025.

Provision for Income Taxes. Our effective income tax rate for the three months ended March 31, 2025 and 2024 was 10.5% and 20.4%, respectively. The difference was primarily due to an income tax benefit of $4.5 million recognized in the first quarter of 2025 from tax planning implemented in connection with the “transitional rules” governing unrealized foreign exchange gains and losses derived from translation of operations, assets and liabilities of non-U.S. qualified subsidiaries provided by recently finalized U.S. federal tax regulations on Internal Revenue Code 987.

NON-GAAP MEASURES

The following tables provide reconciliations of financial measures that are not calculated in accordance with generally accepted accounting principles in the U.S. (“non-GAAP”) to their most comparable U.S. GAAP measures. While we believe that these non-GAAP financial measures provide additional information to investors and may be useful in evaluating our financial information and assessing ongoing trends to better understand our operations, they should be considered supplemental in nature and not as a substitute for financial information prepared in accordance with U.S. GAAP. Other companies may define similarly titled non-GAAP measures differently, thus limiting their use for comparability.

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated.

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net income	$26,851	$27,317
Interest, net	7,337	8,238
Provision for income taxes	3,150	7,019
Depreciation and amortization	14,795	13,865
EBITDA	52,133	56,439
Acquisition and divestiture-related expenses (1)	259	66
Severance and other costs related to staff realignment (2)	2,550	365
Charges related to office closures (3)	256	—
Pre-tax gain from divestiture of a business (4)	—	(1,715)
Total Adjustments	3,065	(1,284)
Adjusted EBITDA	$55,198	$55,155

(1)
These are primarily third-party costs related to acquisitions and integration of acquisitions.
(2)
These costs are mainly due to involuntary employee termination benefits for our officers, and employees who have been notified that they will be terminated as part of a business reorganization or exit.
(3)
These are charges related to the closure of certain international offices.
(4)
Pre-tax gain related to the 2023 divestiture of our U.S. commercial marketing business which include contingent gains realized in the first quarter of 2024.

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

The following table presents a reconciliation of U.S. GAAP Diluted EPS to Non-GAAP Diluted EPS for the periods indicated.

	Three Months Ended
	March 31,
	2025	2024
U.S. GAAP Diluted EPS	$1.44	$1.44
Acquisition and divestiture-related expenses	0.01	—
Severance and other costs related to staff realignment	0.14	0.02
Charges related to office closures (1)	0.01	0.04
Pre-tax gain from divestiture of a business	—	(0.09)
Amortization of intangible assets acquired in business combinations (2)	0.51	0.44
Income tax effects of the adjustments (3)	(0.17)	(0.08)
Non-GAAP Diluted EPS	$1.94	$1.77

(1)
These are office closure charges previously included in Adjusted EBITDA and accelerated depreciation related to fixed assets for planned office closures.
(2)
For the three months ended March 31, 2025 and 2024, amortization of intangible assets acquired from business combinations totaled $9.5 million and $8.3 million, respectively.
(3)
Income tax effects were calculated using the effective tax rate, adjusted for certain discrete items, if any, of 25.3% and 20.4% for the three months ended March 31, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. In addition to cash and cash equivalents on hand and cash generated from operations, our primary source of liquidity is from our Credit Facility with a syndicate of multiple commercial banks, as described in “Note 5 – Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. The Credit Facility requires that we remain in compliance with certain financial and non-financial covenants (as defined by the Credit Agreement, see “Note 10 – Long-Term Debt” in the “Notes to Consolidated Financial Statements” in our Annual Report for additional details). As of March 31, 2025, we were in compliance with the covenants and we had $448.4 million available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program.

We have entered into floating-to-fixed interest rate swap agreements for a total notional value of $175.0 million to hedge a portion of our floating-rate Credit Facility. The swap agreements will expire in 2028 and we may consider entering into additional swap agreements before these existing hedges expire. As of March 31, 2025, the percentage of our fixed-rate debt to floating-rate debt was 35%.

There are other conditions, such as the ongoing wars in Ukraine and the Middle East and volatility in global trade (including the imposition of tariffs), that create uncertainty in the global economy, which in turn may impact, among other things, our ability to generate positive cash flows from operations and our ability to successfully execute and fund key initiatives. However, our current belief is that the combination of internally generated funds, available bank borrowing capacity, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund ongoing operations, customary capital expenditures, quarterly cash dividends, share repurchases, and organic growth. Additionally, we continuously analyze our capital structure to ensure we have capital to fund future strategic acquisitions.

We continuously monitor the state of the financial markets to assess the availability of borrowing capacity under the Credit Facility and the cost of additional capital from both debt and equity markets. At present, we believe we will be able to continue to access these markets on commercially reasonable terms and conditions if we need additional capital in the near term.

Dividends. We have historically paid quarterly cash dividends to our stockholders of record at $0.14 per share. Total dividend payments during the three months ended March 31, 2025 were $2.6 million.

Cash dividends declared thus far in 2025 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 27, 2025	$0.14	March 28, 2025	April 14, 2025
May 1, 2025	$0.14	June 6, 2025	July 11, 2025

Cash Flow. The following table sets forth our sources and uses of cash for the three months ended March 31, 2025 and 2024:

	Three Months Ended
	March 31,
(in thousands)	2025	2024
Net Cash Used in Operating Activities	$(33,034)	$(10,001)
Net Cash Used in Investing Activities	(3,452)	(3,511)
Net Cash Provided by Financing Activities	41,024	8,833
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	737	(171)
Net Change in Cash, Cash Equivalents, and Restricted Cash	$5,275	$(4,850)

Cash used in operating activities increased by $23.0 million to $33.0 million due to the timing of invoicing our customers and subsequent collection of cash and paying our vendor payments, offset by the profitability of our contracts.

Cash used in investing activities decreased by $0.1 million due to a decrease in capital expenditures offset by a decrease in cash proceeds from the divestiture of our U.S. commercial marketing business.

Cash provided by financing activities increased by $32.2 million due to increased net borrowings from our Credit Facility and short-term borrowings, partially offset by an increase in share repurchases during the first quarter of 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) and have concluded that as of March 31, 2025, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2025, we repurchased 313,048 shares under our share repurchase program at an aggregate purchase price of $35.1 million. As of March 31, 2025, $114.2 million of repurchase authority remained available for share repurchases.

Repurchases of Equity Securities. The following table summarizes the share repurchase activity for the three months ended March 31, 2025 for our share repurchase program and shares purchased in satisfaction of employee tax withholding obligations related to the settlement of restricted stock units.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	134,895	$129.53	121,572	$133,593,757
February 1 - February 28	191,858	$101.15	191,476	$114,234,561
March 1 - March 31	29,105	$84.83	—	$114,234,561
Total	355,858	$110.57	313,048
(1)
The total number of shares purchased includes shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended March 31, 2025, we repurchased 42,810 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $100.34 per share.
(2)
The current share repurchase program authorizes share repurchases in the aggregate up to $300.0 million. Our Credit Facility permits annual share repurchases of at least $25.0 million; provided, that the Company is not in default of its covenants, and higher amounts provided that our Consolidated Leverage Ratio prior to and after giving effect to such repurchases is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.00 million.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 2, 2025	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

May 2, 2025	By:	/s/ Barry Broadus
Barry Broadus
Executive Vice President & Chief Financial Officer (Principal Financial Officer)