Form 10-Q
period 2025-06-30
ICF International, Inc.
filed 2025-08-01
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

As of July 25, 2025, there were 18,428,490 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2025

Item 6.	Exhibits	29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(in thousands, except share and per share amounts)	June 30, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$6,981	$4,960
Restricted cash	19,907	13,857
Contract receivables, net	212,829	256,923
Contract assets	236,227	188,941
Prepaid expenses and other assets	22,148	21,133
Income tax receivable	8,136	6,260
Total Current Assets	506,228	492,074
Property and Equipment, net	62,094	66,503
Other Assets:
Goodwill	1,253,025	1,248,855
Other intangible assets, net	95,618	111,701
Operating lease - right-of-use assets	111,701	115,531
Deferred tax assets	13,234	1,603
Other assets	32,091	30,086
Total Assets	$2,073,991	$2,066,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$123,835	$159,522
Contract liabilities	23,913	24,580
Operating lease liabilities	20,708	20,721
Finance lease liabilities	2,657	2,612
Accrued salaries and benefits	90,194	105,773
Accrued subcontractors and other direct costs	48,383	49,271
Accrued expenses and other current liabilities	83,809	86,701
Total Current Liabilities	393,499	449,180
Long-term Liabilities:
Long-term debt	462,319	411,743
Operating lease liabilities - non-current	148,631	155,935
Finance lease liabilities - non-current	9,921	11,261
Other long-term liabilities	59,229	55,775
Total Liabilities	1,073,599	1,083,894

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 24,336,393 and 24,186,962 shares issued at June 30, 2025 and December 31, 2024, respectively; 18,428,490 and 18,666,290 shares outstanding at June 30, 2025 and December 31, 2024, respectively	24	24
Additional paid-in capital	454,425	443,463
Retained earnings	920,135	874,772
Treasury stock, 5,907,903 and 5,520,672 shares at June 30, 2025 and December 31, 2024, respectively	(361,891)	(320,054)
Accumulated other comprehensive loss	(12,301)	(15,746)
Total Stockholders’ Equity	1,000,392	982,459
Total Liabilities and Stockholders’ Equity	$2,073,991	$2,066,353

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenue	$476,155	$512,029	$963,773	$1,006,465
Direct Costs	298,425	329,331	600,967	639,864
Operating costs and expenses:
Indirect and selling expenses	123,017	127,091	254,908	256,185
Depreciation and amortization	14,702	13,200	29,497	27,065
Total operating costs and expenses	137,719	140,291	284,405	283,250
Operating income	40,011	42,407	78,401	83,351
Interest, net	(8,422)	(7,703)	(15,759)	(15,941)
Other (expense) income	(1,639)	36	(2,691)	1,666
Income before income taxes	29,950	34,740	59,951	69,076
Provision for income taxes	6,289	9,129	9,439	16,148
Net income	$23,661	$25,611	$50,512	$52,928

Earnings per Share:
Basic	$1.29	$1.37	$2.74	$2.82
Diluted	$1.28	$1.36	$2.72	$2.80

Weighted-average Shares:
Basic	18,403	18,738	18,454	18,748
Diluted	18,459	18,861	18,546	18,912

Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28

Other comprehensive income (loss), net of tax	6,158	(343)	3,445	341
Comprehensive income, net of tax	$29,819	$25,268	$53,957	$53,269

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2025	18,666	$24	$443,463	$874,772	5,520	$(320,054)	$(15,746)	$982,459
Net income	—	—	—	26,851	—	—	—	26,851
Other comprehensive loss	—	—	—	—	—	—	(2,713)	(2,713)
Equity compensation	—	—	4,186	—	—	—	—	4,186
Issuance of shares pursuant to vesting of restricted stock units	116	—	—	—	—	—	—	—
Payments for share repurchases	(356)	—	—	—	356	(39,343)	—	(39,343)
Dividends declared	—	—	—	(2,572)	—	—	—	(2,572)
Balance at March 31, 2025	18,426	$24	$447,649	$899,051	5,876	$(359,397)	$(18,459)	$968,868
Net income	—	—	—	23,661	—	—	—	23,661
Other comprehensive income	—	—	—	—	—	—	6,158	6,158
Equity compensation	—	—	4,252	—	—	—	—	4,252
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	34	—	2,524	—	—	—	—	2,524
Payments for share repurchases	(31)	—	—	—	31	(2,494)	—	(2,494)
Dividends declared	—	—	—	(2,577)	—	—	—	(2,577)
Balance at June 30, 2025	18,429	$24	$454,425	$920,135	5,907	$(361,891)	$(12,301)	$1,000,392

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2024	18,846	$24	$421,502	$775,099	5,136	$(267,155)	$(11,885)	$917,585
Net income	—	—	—	27,317	—	—	—	27,317
Other comprehensive income	—	—	—	—	—	—	684	684
Equity compensation	—	—	3,551	—	—	—	—	3,551
Exercise of stock options	2	—	107	—	—	—	—	107
Issuance of shares pursuant to vesting of restricted stock units	125	—	—	—	—	—	—	—
Payments for share repurchases	(218)	—	—	—	218	(30,475)	—	(30,475)
Dividends declared	—	—	—	(2,620)	—	—	—	(2,620)
Balance at March 31, 2024	18,755	$24	$425,160	$799,796	5,354	$(297,630)	$(11,201)	$916,149
Net income	—	—	—	25,611	—	—	—	25,611
Other comprehensive loss	—	—	—	—	—	—	(343)	(343)
Equity compensation	—	—	4,674	—	—	—	—	4,674
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	21	—	2,568	—	—	—	—	2,568
Payments for share repurchases	(19)	—	—	—	19	(2,711)	—	(2,711)
Dividends declared	—	—	—	(2,623)	—	—	—	(2,623)
Balance at June 30, 2024	18,757	$24	$432,402	$822,784	5,373	$(300,341)	$(11,544)	$943,325

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities
Net income	$50,512	$52,928
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(505)	1,552
Deferred income taxes and unrecognized income tax benefits	(14,084)	(10,233)
Non-cash equity compensation	8,438	8,225
Depreciation and amortization	29,497	27,066
Gain on divestiture of a business	—	(1,715)
Other operating adjustments, net	3,604	470
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(43,619)	(23,561)
Contract receivables	47,300	(5,828)
Prepaid expenses and other assets	(2,226)	3,787
Operating lease assets and liabilities, net	(3,556)	(399)
Accounts payable	(36,534)	(23,569)
Accrued salaries and benefits	(16,256)	5,905
Accrued subcontractors and other direct costs	(2,502)	7,335
Accrued expenses and other current liabilities	1,675	13,075
Income tax receivable and payable	(1,749)	(3,633)
Other liabilities	(1,072)	(770)
Net Cash Provided by Operating Activities	18,923	50,635

Cash Flows from Investing Activities
Payments for purchase of property and equipment and capitalized software	(9,202)	(10,392)
Proceeds from divestiture of a business	—	1,715
Other investing, net	403	—
Net Cash Used in Investing Activities	(8,799)	(8,677)

Cash Flows from Financing Activities
Advances from working capital facilities	755,651	660,396
Payments on working capital facilities	(705,626)	(657,420)
Proceeds from other short-term borrowings	7,605	36,783
Repayments of other short-term borrowings	(15,365)	(46,933)
Receipt of restricted contract funds	—	1,269
Payment of restricted contract funds	—	(3,583)
Dividends paid	(5,199)	(5,257)
Net payments for stock issuances and share repurchases	(39,313)	(30,618)
Other financing, net	(1,297)	(1,145)
Net Cash Used in Financing Activities	(3,544)	(46,508)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	1,491	(131)

Net Change in Cash, Cash Equivalents, and Restricted Cash	8,071	(4,681)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	18,817	9,449
Cash, Cash Equivalents, and Restricted Cash, End of Period	$26,888	$4,768

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$14,904	$15,270
Income taxes	$25,837	$31,107

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

Software assets, which were previously included within “Property and equipment, net” and “Other assets” on the Company’s consolidated balance sheets, have been reclassified and consolidated under “Other intangible assets, net”. To conform to the current year’s presentation, $1.6 million and $21.8 million, as of December 31, 2024, have been reclassified from “Property and equipment, net” and “Other assets” to “Other intangible assets, net,” respectively.

Previously separate financial statement line items “Depreciation and amortization” and “Amortization of intangible assets” on the Company’s consolidated statements of comprehensive income have been combined under “Depreciation and amortization”.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenue and expenses. Key estimates include those that are related to variable consideration on contracts with customers, costs to complete fixed-price contracts, bonus and other incentive compensation, reserves for tax benefits and valuation allowances on deferred tax assets, collectability of receivables, valuation and useful lives of acquired tangible and intangible assets, impairment of goodwill and long-lived assets, and contingencies. Actual results experienced by the Company may differ from management’s estimates. During the three and the six months ended June 30, 2025, the Company recognized $5.3 million and $11.6 million, respectively, in net income as a result of changes in estimates related to fixed-price contracts accounted for under the percentage-of-completion method.

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three-month and the six-month periods ended June 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2024 and the notes thereto included in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

Recent Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2023, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes: Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires greater disaggregation of income tax rates and amounts paid by entities. ASU 2023-09 specifically requires all entities to disclose, on an annual basis, disaggregated domestic and foreign pre-tax income or loss from continuing operations and the disaggregated income tax expense or benefit by federal, state, and foreign components, and a tabular rate reconciliation, using both percentages and reporting currency amounts, of eight specific categories as well as any individual reconciling items that are equal to or greater than 5% of a threshold computed by multiplying pretax income or loss from continuing operations by the applicable federal rate. Additionally, the amendments also require disclosure of income taxes paid disaggregated by federal, state, and foreign jurisdictions as well as any individual jurisdictions over 5% of the total income taxes paid. ASU 2023-09 will be effective for the Company for the fiscal year ending December 31, 2025, with early adoption permitted. The amendments may be adopted on a prospective or retrospective basis. The Company is expected to adopt the provisions of ASU 2023-09 for the fiscal year ending December 31, 2025, and, except for additional footnote disclosures, does not expect the adoption to have a material impact on the consolidated financial statements.

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03: Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires additional disaggregation of certain costs and expenses. ASU 2024-03 specifically requires all public entities to disclose within a tabular format the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities in each relevant expense caption as well as certain amounts that are already required to be disclosed under current U.S. GAAP. ASU 2024-03 also requires public entities to disclose a qualitative description of the composition of any amounts in relevant expense captions that are not separately disaggregated and the amount and definition of the entity’s selling expenses. ASU 2024-03 will be effective for the Company for the 2027 fiscal year and interim periods within the 2028 fiscal year, with early adoption permitted. The amendments may be adopted on a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2024-03 and, except for additional footnote disclosures, does not expect the adoption to have a material impact on the consolidated financial statements.

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as of June 30, 2025 and 2024 to cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the six months ended June 30, 2025 and 2024:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$6,981	$4,056
Restricted cash	19,907	712
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$26,888	$4,768

Restricted cash is primarily related to the Company’s energy incentive business with public utility clients and includes restricted cash from the acquisition of Applied Energy Group, Inc. (“AEG”).

NOTE 3 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	June 30, 2025	December 31, 2024
Billed and billable	$218,348	$263,624
Allowance for expected credit losses	(5,519)	(6,701)
Contract receivables, net	$212,829	$256,923

The Company sells certain billed contract receivables in accordance with its Master Receivables Purchase Agreement with MUFG Bank, Ltd. (“MUFG”). The following is a reconciliation of billed contract receivables sold to MUFG that were eligible and accounted for as sales under Accounting Standards Codification 860, Transfers and Servicing (“ASC 860”), including billed contract receivables sold to MUFG and collected from customers on behalf of MUFG during the six months ended June 30, 2025 and 2024, and the balance of billed contract receivables not collected from customers as of June 30, 2025 and 2024, respectively:

	As of and for the Six Months Ended
	June 30, 2025	June 30, 2024
Beginning balance, billed contract receivables sold and not yet collected (1)	$25,966	$21,302
Billed contract receivables sold during the period (2)	239,547	315,553
Collections from customers during the period (2)	(241,140)	(302,174)
Ending balance, billed contract receivables sold and not yet collected (3)	$24,373	$34,681
(1)
The beginning balances represent billed contract receivables that were previously sold and derecognized by the Company but had not been collected from customers as of January 1, 2025 and 2024, respectively.
(2)
For the six months ended June 30, 2025 and 2024, the Company recorded a net outflow of $1.6 million and a net inflow of $13.4 million, respectively, in its cash flows from operating activities from the sale of billed contract receivables.
(3)
The ending balances represent billed contract receivables that were sold and derecognized by the Company but had not been collected from customers as of June 30, 2025 and 2024, respectively.

The following is a reconciliation of cash collections from customers of billed contract receivables previously sold to MUFG that were eligible and accounted for as sales under ASC 860, including collections from customers on behalf of MUFG of previously sold billed contract receivables and remittances of cash collections to MUFG during the six months ended June 30, 2025 and 2024, and the balance of cash collected but not remitted to MUFG as of June 30, 2025 and 2024, respectively:

	As of and for the Six Months Ended
	June 30, 2025	June 30, 2024
Beginning balance, cash collected but not yet remitted to MUFG (1)	$23,339	$21,796
Collections from customers during the period (2)	241,140	302,174
Remittances to MUFG during the period (2)	(242,108)	(292,581)
Ending balance, cash collected but not yet remitted to MUFG (3)	$22,371	$31,389
(1)
The beginning balances represent cash collected from customers on behalf of MUFG for billed contract receivables that were previously sold and derecognized by the Company but had not been remitted to MUFG as of January 1, 2025 and 2024, respectively.
(2)
For the six months ended June 30, 2025 and 2024, the Company recorded a net outflow of $1.0 million and a net inflow of $9.6 million, respectively, in its cash flows from operating activities from the collection of billed contract receivables that were sold but not yet remitted to MUFG.
(3)
The ending balances are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets.

The aggregate impact of the sale of billed contract receivables on the Company’s operating cash flows was a net outflow of $2.6 million and a net inflow of $23.0 million for the six months ended June 30, 2025 and 2024, respectively.

At June 30, 2025 and December 31, 2024, the amounts due to MUFG for cash collected and not yet remitted for billed contract receivables sold that did not qualify as sales under ASC 860 totaled $0.2 million and $7.9 million, respectively. These amounts are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets.

NOTE 4 – LEASES

At June 30, 2025, the Company had operating and finance leases for facilities and equipment with remaining terms ranging from 1 to 13 years. Future minimum lease payments under non-cancellable operating and finance leases as of June 30, 2025 were as follows:

	Operating	Finance
June 30, 2026	$25,963	$3,041
June 30, 2027	21,782	3,041
June 29, 2028	17,405	3,022
June 29, 2029	14,807	2,967
June 30, 2030	13,297	1,484
Thereafter	111,814	—
Total future minimum lease payments	205,068	13,555
Less: Interest	(35,729)	(977)
Total lease liabilities	$169,339	$12,578

Lease liabilities - current	$20,708	$2,657
Lease liabilities - non-current	148,631	9,921
Total lease liabilities	$169,339	$12,578

NOTE 5 – DEBT

At June 30, 2025 and December 31, 2024, debt consisted of:

	June 30, 2025		December 31, 2024
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$200,250		$200,250
Delayed-Draw Term Loan		154,000		156,750
Revolving Credit		110,000		57,225
Total before debt issuance costs	5.7%	464,250	6.6%	414,225
Unamortized debt issuance costs		(1,931)		(2,482)
Total		$462,319		$411,743

	June 30, 2025	December 31, 2024
Current portion of long-term debt	$—	$—
Long-term debt - non-current	462,319	411,743
Total	$462,319	$411,743

As of June 30, 2025, the Company had $488.3 million of unused borrowing capacity under the $600.0 million revolving line of credit under a credit agreement with a group of lenders (the “Credit Facility”). The unused borrowing capacity is inclusive of outstanding letters of credit totaling $1.7 million. The average interest rate on borrowings under the Credit Facility was 5.7% for both the three months and the six months ended June 30, 2025, respectively, and 6.6% for the twelve months ended December 31, 2024. Inclusive of the impact of floating-to-fixed interest rate swaps (see “Note 7 – Derivative Instruments and Hedging Activities”), the average interest rate was 5.6% for the three months ended June 30, 2025, 5.4% for the six months ended June 30, 2025, and 5.3% for the twelve months ended December 31, 2024, respectively.

Future scheduled repayments of debt principal are as follows:

Payments due by	Term Loan	Delayed-Draw Term Loan	Revolving Credit	Total
June 30, 2026	$—	$—	$—	$—
May 6, 2027 (Maturity)	200,250	154,000	110,000	464,250
Total	$200,250	$154,000	$110,000	$464,250

NOTE 6 – REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients into categories that depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic and business factors. Those categories are client market, client type, and contract mix.

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Market:
Energy, environment, infrastructure, and disaster recovery	$248,004	52%	$232,763	46%	$486,700	51%	$457,572	46%
Health and social programs	159,068	33%	196,164	38%	327,966	34%	386,939	38%
Security and other civilian & commercial	69,083	15%	83,102	16%	149,107	15%	161,954	16%
Total	$476,155	100%	$512,029	100%	$963,773	100%	$1,006,465	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$204,680	43%	$273,471	53%	$444,305	46%	$547,666	55%
U.S. state and local government	85,650	18%	84,786	17%	162,492	17%	161,739	16%
International government	29,260	6%	28,696	6%	56,336	6%	53,959	5%
Total Government	319,590	67%	386,953	76%	663,133	69%	763,364	76%
Commercial	156,565	33%	125,076	24%	300,640	31%	243,101	24%
Total	$476,155	100%	$512,029	100%	$963,773	100%	$1,006,465	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$206,553	43%	$217,640	43%	$415,599	43%	$423,793	42%
Fixed-price	238,239	50%	235,344	46%	476,306	49%	460,140	46%
Cost-based	31,363	7%	59,045	11%	71,868	8%	122,532	12%
Total	$476,155	100%	$512,029	100%	$963,773	100%	$1,006,465	100%

Contract Assets and Liabilities

Contract assets consist of unbilled receivables on contracts where revenue recognized exceeds the amount billed. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized.

The following table summarizes the contract assets and liabilities as of June 30, 2025 and December 31, 2024:

	June 30, 2025	December 31, 2024
Contract assets	$236,227	$188,941
Contract liabilities	(23,913)	(24,580)
Net contract assets (liabilities)	$212,314	$164,361

The increase in net contract assets (liabilities) is primarily due to the timing difference between the performance of services and billings to customers. During the six months ended June 30, 2025 and 2024, the Company recognized $17.5 million and $15.2 million in revenue related to the contract liabilities balance at December 31, 2024 and 2023, respectively.

Unfulfilled Performance Obligations

Unfulfilled performance obligations (“UPO”) were $0.8 billion and $1.3 billion as of June 30, 2025 and December 31, 2024, respectively. During the six months ended June 30, 2025, the Company received termination-for-convenience notifications pursuant to the executive orders issued by the Trump Administration or actions taken based on recommendations of the Department of Government Efficiency. As a result, the UPO as of June 30, 2025 reflects the impact of approximately $0.3 billion of UPO previously reported as of December 31, 2024.

The Company expects to recognize the remaining UPO as revenue of approximately 38% by December 31, 2025, 78% by December 31, 2026, and the remainder thereafter.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At June 30, 2025, the Company had floating-to-fixed interest rate swap agreements for an aggregate notional amount of $175.0 million, of which $75.0 million will mature on February 28, 2028, $75.0 million will mature on June 27, 2028, and $25.0 million will mature on June 26, 2030. The Company has designated the swap agreements as cash flow hedges. See “Note 5 – Debt” for details on the impact of the swap agreements on the Company’s interest rates. See “Note 13 – Fair Value” for the fair value of these swaps.

NOTE 8 – INCOME TAXES

A reconciliation of the Company’s statutory rate to the effective tax rate (the “ETR”) for the three and six months ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.1%	6.0%	6.1%	6.0%
IRC 987 regulations	—	—	(7.4%)	—
Equity-based compensation	(0.3%)	—	0.6%	(2.4%)
Uncertain tax position	3.2%	2.3%	3.2%	2.3%
Tax credits	(11.3%)	(6.6%)	(11.3%)	(6.6%)
Other	2.3%	3.6%	3.5%	3.1%
Effective tax rate	21.0%	26.3%	15.7%	23.4%

The decrease in the Company’s ETR for the three months ended June 30, 2025 compared to 2024 was primarily due to the increased Research and Experimentation tax credit in the second quarter of 2025 and the impact of foreign withholding taxes imposed upon a dividend distribution from our Canadian subsidiaries made during the second quarter of 2024.

The decrease in the Company’s ETR for the six months ended June 30, 2025 compared to 2024 was primarily due to an income tax benefit recognized in the first quarter of 2025 from tax planning implemented in connection with the “transitional rules” governing unrealized foreign exchange gains and losses derived from translation of the operations, assets and liabilities of non-U.S. qualified subsidiaries provided by recently finalized U.S. federal tax regulations under Section 987 (“IRC 987”) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The regulations under IRC 987 are effective for the Company for tax years beginning after December 31, 2024, and require computation of a pre-transition foreign currency gain or loss to be included in the determination of future taxable income or loss and an analysis of the various elections available to taxpayers. Based on the Company’s current analysis of the regulations and the available election to amortize its pre-2025 cumulative unrealized foreign exchange gains and losses impacting U.S. taxation of foreign earnings under Subpart F of the Internal Revenue Code, the Company recognized a non-cash deferred income tax benefit of $4.5 million related to its election to amortize its pre-transition foreign currency losses against taxable income over ten years.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OB3 Act”). The OB3 Act makes permanent changes to certain key elements of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), including 100% bonus depreciation, domestic research cost expensing, the business interest expense limitation and the repeal of various clean energy tax credits. As a result, the OB3 Act is expected to impact the Company’s income tax payables and deferred tax assets as of July 4, 2025, the date of enactment, which will be reflected on the Company’s interim financial statements as of and for the quarter ended September 30, 2025 and the annual financial statements as of and for the year ended December 31, 2025. The Company continues to evaluate the actual financial impact of the OB3 Act on its financial statements.

NOTE 9 – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of June 30, 2025 and 2024 included the following:

	Three Months Ended June 30, 2025
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at March 31, 2025	$(17,204)	$(1,255)	$(18,459)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	6,818	(836)	5,982
Amounts reclassified from accumulated other comprehensive (loss) income (1)	—	(189)	(189)
Effect of taxes	—	365	365
Total current period other comprehensive (loss) income	6,818	(660)	6,158
Accumulated other comprehensive (loss) income at June 30, 2025	$(10,386)	$(1,915)	$(12,301)

(1) The Company expects to reclassify approximately $0.2 million of unrealized losses related to the Change in Fair Value of Interest Rate Hedge Agreements from accumulated other comprehensive (loss) income into earnings during the next 12 months.

	Three Months Ended June 30, 2024
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreement and Other Adjustments	Total
Accumulated other comprehensive (loss) income at March 31, 2024	$(14,117)	$2,916	$(11,201)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(334)	1,671	1,337
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1,661)	(1,661)
Effect of taxes	(12)	(7)	(19)
Total current period other comprehensive (loss) income	(346)	3	(343)
Accumulated other comprehensive (loss) income at June 30, 2024	$(14,463)	$2,919	$(11,544)

	Six Months Ended June 30, 2025
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at December 31, 2024	$(16,383)	$637	$(15,746)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	10,091	(2,690)	7,401
Amounts reclassified from accumulated other comprehensive (loss) income (1)	(4,094)	(880)	(4,974)
Effect of taxes	—	1,018	1,018
Total current period other comprehensive (loss) income	5,997	(2,552)	3,445
Accumulated other comprehensive (loss) income at June 30, 2025	$(10,386)	$(1,915)	$(12,301)

(1) During the first quarter of 2025, the Company reclassified $4.1 million of effect of taxes related to Foreign Currency Translation Adjustments from accumulated other comprehensive (loss) income into earnings in connection with IRC 987. See “Note 8 – Income Taxes”.

	Six Months Ended June 30, 2024
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreement and Other Adjustments	Total
Accumulated other comprehensive (loss) income at December 31, 2023	$(12,695)	$810	$(11,885)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(1,868)	6,260	4,392
Amounts reclassified from accumulated other comprehensive (loss) income	—	(3,332)	(3,332)
Effect of taxes	100	(819)	(719)
Total current period other comprehensive (loss) income	(1,768)	2,109	341
Accumulated other comprehensive (loss) income at June 30, 2024	$(14,463)	$2,919	$(11,544)

Share Repurchases

The Company repurchases shares under the $300.0 million share repurchase program authorized by the Company’s board of directors. In addition, the Company repurchases shares in connection with the vesting of restricted stock units (“RSUs”) and performance share awards (“PSAs”) granted to employees. Repurchases for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended June 30,
	2025		2024
	Shares	Amount Paid	Shares	Amount Paid
Share Repurchase Program	31,339	$2,491	18,183	$2,687
Vesting of RSUs	34	3	150	24
Total	31,373	$2,494	18,333	$2,711

	Six Months Ended June 30,
	2025		2024
	Shares	Amount Paid	Shares	Amount Paid
Share Repurchase Program	344,387	$37,543	191,000	$26,519
Vesting of RSUs and PSAs	42,844	4,294	46,031	6,667
Total	387,231	$41,837	237,031	$33,186

NOTE 10 – STOCK-BASED COMPENSATION

The Company’s 2018 Amended and Restated Omnibus Incentive Plan (the “2018 A&R Omnibus Plan”) allows the Company to grant up to 2,050,000 total shares of common stock to officers, key employees, and non-employee directors. As of June 30, 2025, the Company had 798,767 shares available for grant under the 2018 A&R Omnibus Plan.

The following awards were granted during the three and six months ended June 30, 2025 and 2024:

	Awards Granted		Average Grant Date Fair Value		Awards Granted		Average Grant Date Fair Value
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Employee Stock Awards - RSUs	134	129	$84.46	$150.60	142,855	82,795	$84.83	$152.59
Employee Stock Awards - PSAs	—	—	$—	$—	75,313	28,088	$76.42	$166.78
Cash-Settled RSUs	343	494	$84.46	$150.60	73,421	34,558	$84.83	$152.56
Non-Employee Director Stock Awards - RSUs	444	—	$84.40	$—	444	—	$84.40	$—
Total	921	623			292,033	145,441

The total stock-based compensation expense was $5.8 million and $9.8 million for the three and six months ended June 30, 2025, respectively, and $6.8 million and $12.7 million for the three and six months ended June 30, 2024 respectively. The unrecognized compensation expense at June 30, 2025 was $35.8 million, which is expected to vest over the next 1.9 years.

NOTE 11 – ACQUISITIONS AND DIVESTITURES

Acquisitions

Applied Energy Group, Inc.

On December 31, 2024, the Company completed the acquisition of AEG, an energy technology and advisory services company, for $59.9 million in cash consideration. AEG provides a suite of integrated technology and advisory solutions to electric and gas utilities, state and local governments, and state energy offices nationwide which enhances the Company’s service offering and client footprint.

As part of the allocation of the purchase consideration, the Company recorded the following:

Net working capital	$3,842
Property and equipment	55
Customer-related intangibles	20,000
Developed technology	5,000
Trade names and trademarks	350
Other, net	48
Goodwill	30,574
Purchase consideration	$59,869

Net working capital includes restricted cash of $5.4 million, accounts receivable of $4.4 million, contract assets of $2.6 million, accrued expenses of $6.6 million, accounts payable of $1.3 million, and other assets and liabilities of $0.7 million.

The allocation of the purchase consideration is pending the finalization of intangibles valuation, which is expected to be completed by the end of the third quarter of fiscal year 2025.

The estimated useful lives of acquired intangible assets are as follows:

Customer-related intangibles	6.0 years
Developed technology	4.0 years
Trade names and trademarks	3.5 months

The Company revised customer-related intangibles from an initial estimate of $21.0 million to $20.0 million and estimated useful life from 9.0 years to 6.0 years as a result of new information received during the quarter ended March 31, 2025. The Company also revised goodwill from an initial estimate of $30.2 million to $30.6 million, primarily as a result of the net working capital adjustments recorded during the quarter ended June 30, 2025.

The goodwill is attributable to the workforce of AEG and expected synergies with the Company. Goodwill has an indefinite life and is deductible for income tax purposes. The pro-forma impact of the acquisition is not material to the Company’s results of operations.

NOTE 12 – EARNINGS PER SHARE

Earnings per share (“EPS”), including the dilutive effect of stock awards for each period reported is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net Income	$23,661	$25,611	$50,512	$52,928

Weighted-average number of basic shares outstanding during the period	18,403	18,738	18,454	18,748
Dilutive effect of stock awards	56	123	92	164
Weighted-average number of diluted shares outstanding during the period	18,459	18,861	18,546	18,912

Basic EPS	$1.29	$1.37	$2.74	$2.82
Diluted EPS	$1.28	$1.36	$2.72	$2.80

There were 70,085 and 70,282 shares of restricted stock awards that were excluded from the calculation of EPS for the three and six months ended June 30, 2025, respectively, because they were anti-dilutive. There were 82,169 and 46,534 shares excluded for the three and six months ended June 30, 2024, respectively.

NOTE 13 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	June 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$202	$—	$202	Prepaid expenses and other assets
Company-owned life insurance policies	—	24,610	—	24,610	Other assets

Liabilities:
Interest rate swaps - current portion	$—	$388	$—	$388	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	2,598	—	2,598	Other long-term liabilities

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$825	$—	$825	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	129	—	129	Other assets
Company-owned life insurance policies	—	23,174	—	23,174	Other assets

Liabilities:
Interest rate swaps - current portion	$—	$15	$—	$15	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	153	—	153	Other long-term liabilities

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Letters of Credit and Guarantees

The Company had open standby letters of credit totaling $1.7 million and $1.6 million at June 30, 2025 and December 31, 2024, respectively. Open standby letters of credit reduce the Company’s borrowing capacity under the Credit Facility.

At June 30, 2025 and December 31, 2024, the Company had $8.1 million and $8.2 million, respectively, of bank guarantees for facility leases and contract performance obligations.

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

NOTE 15 – SEGMENT INFORMATION

The Company provides a broad array of professional services to its clients across several markets, primarily within the U.S. The Company operates as a single reportable and operating segment because the chief operating decision maker (the “CODM”), which is the Chief Executive Officer, manages the business activities on a consolidated basis. Although the Company disaggregates revenue by client market and client type, it does not manage its business or allocate resources based on client market or client type.

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

The segment revenue, significant segment expenses, and segment profit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue	$476,155	$512,029	$963,773	$1,006,465
Significant segment expenses:
Direct labor and related fringe costs	186,140	196,521	378,070	386,544
Subcontractors and other direct costs	112,285	132,810	222,897	253,320
Indirect and selling expenses	123,017	127,091	254,908	256,185
Depreciation and amortization	5,475	4,909	10,793	10,483
Amortization of intangible assets acquired in business combinations	9,227	8,291	18,704	16,582
Interest expense	8,498	7,754	15,921	16,083
Provision for income taxes	6,289	9,129	9,439	16,148
Other segment expense (income) (1)	1,563	(87)	2,529	(1,808)
Net Income	$23,661	$25,611	$50,512	$52,928

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
•
Uncertainties relating to the Trump Administration’s (the “Administration”) policy changes and failure of the Administration to spend Congressionally mandated appropriations;
•
Failure of the Administration and Congress to agree on spending priorities, which may result in temporary shutdowns of non-essential federal functions, including our work to support such functions;
•
Changes in federal government budgeting and spending priorities;
•
Results of routine and non-routine government audits and investigations, including the unpredictability of the Administration’s executive orders and actions of the Department of Government Efficiency (“DOGE”);
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
•
Acquisitions we undertake presenting integration challenges, failing to perform as expected, increasing our liabilities, and/or reducing our earnings; and
•
Additional risks as a result of having international operations, including foreign currency fluctuations.

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

As discussed in Part II, Item 7 of our Annual Report, during the six months ended June 30, 2025, we received notices for termination-for-convenience pursuant to the recent executive orders issued by the Administration or actions by DOGE which resulted in a reduction of $418.2 million of our backlog. The revenue recognized in fiscal year 2024 from the contracts subject to these terminations represented approximately 6.4% of the total 2024 fiscal year revenue.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

The table below sets forth select line items of our unaudited consolidated statements of comprehensive income, the percentage of revenue for these select items, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Three Months Ended June 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2025	2024	2025	2024	Dollars	Percent
Revenue	$476,155	$512,029	100.0%	100.0%	$(35,874)	(7.0%)
Direct Costs:
Direct labor and related fringe benefit costs	186,140	196,521	39.1%	38.4%	(10,381)	(5.3%)
Subcontractor and other direct costs	112,285	132,810	23.6%	25.9%	(20,525)	(15.5%)
Total Direct Costs	298,425	329,331	62.7%	64.3%	(30,906)	(9.4%)
Operating Costs and Expenses:
Indirect and selling expenses	123,017	127,091	25.8%	24.8%	(4,074)	(3.2%)
Depreciation and Amortization:
Depreciation and amortization	5,475	4,909	1.1%	1.0%	566	11.5%
Amortization of intangible assets acquired in business combinations	9,227	8,291	1.9%	1.6%	936	11.3%
Total Depreciation and Amortization	14,702	13,200	3.0%	2.6%	1,502	11.4%
Total Operating Costs and Expenses	137,719	140,291	28.8%	27.4%	(2,572)	(1.8%)
Operating Income	40,011	42,407	8.5%	8.3%	(2,396)	(5.7%)
Interest, net	(8,422)	(7,703)	(1.8%)	(1.5%)	(719)	9.3%
Other (expense) income	(1,639)	36	(0.3%)	—	(1,675)	nm
Income before Income Taxes	29,950	34,740	6.4%	6.8%	(4,790)	(13.8%)
Provision for Income Taxes	6,289	9,129	1.3%	1.8%	(2,840)	(31.1%)
Net Income	$23,661	$25,611	5.1%	5.0%	$(1,950)	(7.6%)

nm - not meaningful

Revenue. The decrease in revenue was driven by a reduction of $68.8 million from our U.S. federal government clients primarily as a result of terminated contracts during 2025 due to the Administration’s changing priorities and the actions recommended by DOGE, as well as the disruption of the typical U.S. federal government procurement cycle. This decline was offset by increases of $31.5 million, $0.9 million, and $0.6 million from our commercial, U.S. state and local government, and international government clients, respectively. The following were changes in revenue from our various client markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery client market revenues increased $15.2 million, or 6.5%, driven by increases of $29.6 million, $1.1 million, and $0.4 million from our commercial, U.S. state and local government, and international government clients, respectively, offset by a decrease of $15.8 million from our U.S. federal government clients.
•
Health and Social Programs client market revenues decreased $37.1 million, or 18.9%, driven by decreases of $36.9 million, $0.7 million, and $0.1 million from our U.S. federal government, U.S. state and local government, and international government clients, respectively, offset by an increase of $0.7 million from our commercial clients.
•
Security and Other Civilian & Commercial client market revenues decreased by $14.0 million, or 16.9%, driven by a decrease of $16.1 million from our U.S. federal government clients, offset by increases of $1.2 million, $0.5 million, and $0.3 million from our commercial, U.S. state and local government, and international government clients, respectively.

Revenue for the three months ended June 30, 2025 includes subcontractor and other direct costs, which decreased $20.5 million, or 15.5%, from the second quarter of 2024 and totaled $112.3 million and $132.8 million for the three months ended June 30, 2025 and 2024, respectively, and the margin on such costs.

Direct Costs. The decrease of $30.9 million in direct costs was primarily a result of terminated U.S. federal government contracts during 2025. For the three months ended June 30, 2025 and 2024, direct labor and related fringe benefit costs as a percentage of direct costs were 62.4% and 59.7%, respectively, and subcontractor and other direct costs as a percentage of direct costs were 37.6% and 40.3%, respectively. As a percentage of revenue, direct labor and related fringe benefit costs were 39.1% and 38.4%, respectively, and subcontractor and other direct costs were 23.6% and 25.9%, respectively, for the three months ended June 30, 2025 and 2024. Total direct costs as a percentage of revenue were 62.7% for the three months ended June 30, 2025, compared to 64.3% for the three months ended June 30, 2024.

Indirect and selling expenses. For the three months ended June 30, 2025, our indirect and selling expenses decreased by $4.1 million, or 3.2%, compared to the prior year, primarily as a result of a decrease of $4.6 million in general and administrative costs. The decrease in general and administrative costs was due, in part, to lower facilities expense as a result of facility consolidations in the fourth quarter of 2024. Our indirect and selling expenses as a percentage of revenue were 25.8% for the three months ended June 30, 2025, compared to 24.8% for the three months ended June 30, 2024.

Depreciation and amortization. Our depreciation and amortization for the three months ended June 30, 2025 was $5.5 million compared to $4.9 million for the three months ended June 30, 2024.

The increase in amortization of intangible assets acquired in business combinations was primarily due to the amortization of intangible assets acquired in our acquisition of Applied Energy Group (“AEG”) in the fourth quarter of 2024.

Interest, net. The increase of $0.7 million in interest, net, was primarily due to higher average debt balance of $542.2 million for the three months ended June 30, 2025 compared to $493.8 million for the same period in 2024. Use of floating-to-fixed interest rate swap agreements to hedge the variable interest portion of our debt reduced our interest expense by $0.2 million for the three months ended June 30, 2025 compared to a reduction of $1.7 million for the same period in 2024. Inclusive of the impact of the swap agreements, our interest rate was 5.6% for the three months ended June 30, 2025 compared to 5.3% for 2024.

Other (expense) income. Other (expense) income increased $1.7 million primarily due to an increase in unrealized foreign currency loss, resulting from depreciation of the U.S. dollar against the Euro and British pound, the principal currencies in which we transact. If the U.S. dollar experiences additional depreciation in 2025, we may incur additional foreign currency losses.

Provision for Income Taxes. Our effective income tax rate for the three months ended June 30, 2025 and 2024 was 21.0% and 26.3%, respectively. The difference was primarily due to the increased research and experimentation tax credit in the second quarter of 2025 and the impact of foreign withholding taxes imposed upon a dividend distribution from our Canadian subsidiaries made during the second quarter of 2024.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

The table below sets forth select line items of our unaudited consolidated statements of comprehensive income, the percentage of revenue for these select items, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Six Months Ended June 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2025	2024	2025	2024	Dollars	Percent
Revenue	$963,773	$1,006,465	100.0%	100.0%	$(42,692)	(4.2%)
Direct Costs:
Direct labor and related fringe benefit costs	378,070	386,544	39.2%	38.4%	(8,474)	(2.2%)
Subcontractor and other direct costs	222,897	253,320	23.1%	25.2%	(30,423)	(12.0%)
Total Direct Costs	600,967	639,864	62.4%	63.6%	(38,897)	(6.1%)
Operating Costs and Expenses:
Indirect and selling expenses	254,908	256,185	26.4%	25.5%	(1,277)	(0.5%)
Depreciation and Amortization:
Depreciation and amortization	10,793	10,483	1.1%	1.0%	310	3.0%
Amortization of intangible assets acquired in business combinations	18,704	16,582	1.9%	1.6%	2,122	12.8%
Total Depreciation and Amortization	29,497	27,065	3.0%	2.6%	2,432	9.0%
Total Operating Costs and Expenses	284,405	283,250	29.4%	28.1%	1,155	0.4%
Operating Income	78,401	83,351	8.2%	8.3%	(4,950)	(5.9%)
Interest, net	(15,759)	(15,941)	(1.6%)	(1.5%)	182	(1.1%)
Other (expense) income	(2,691)	1,666	(0.3%)	0.2%	(4,357)	(261.5%)
Income before Income Taxes	59,951	69,076	6.3%	7.0%	(9,125)	(13.2%)
Provision for Income Taxes	9,439	16,148	1.0%	1.6%	(6,709)	(41.5%)
Net Income	$50,512	$52,928	5.3%	5.4%	$(2,416)	(4.6%)

Revenue. The decrease in revenue of $42.7 million was driven by a reduction of $103.4 million from our U.S. federal government clients primarily as a result of terminated contracts in the first six months of 2025 due to the Administration’s changing priorities and the actions recommended by DOGE, as well as the disruption of the typical U.S. federal government procurement cycle. This decline was offset by increases of $57.5 million, $2.4 million, and $0.8 million from our commercial, international government, and U.S. state and local government clients, respectively. The following were changes in revenue from our various client markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery client market revenues increased $29.1 million, or 6.4%, driven by increases of $51.5 million and $1.3 million from our commercial and international government clients, respectively, offset by decreases of $22.6 million and $1.0 million from our U.S. federal government and U.S. state and local government clients, respectively.
•
Health and Social Programs client market revenues decreased $59.0 million, or 15.2%, driven by a decrease of $61.5 million from our U.S. federal government clients, offset by increases of $1.5 million and $1.0 million from our commercial and U.S. state and local government clients, respectively.
•
Security and Other Civilian & Commercial client market revenues decreased by $12.8 million, or 7.9%, driven by a decrease of $19.3 million from our U.S. federal government clients, offset by increases of $4.5 million, $1.1 million, and $0.8 million from our commercial, international government, and U.S. state and local government clients, respectively.

Revenue for the six months ended June 30, 2025 includes subcontractor and other direct costs, which decreased $30.4 million, or 12.0%, and totaled $222.9 million and $253.3 million for the six months ended June 30, 2025 and 2024, respectively, and the margin on such costs.

Direct Costs. The decrease of $38.9 million in direct costs was primarily a result of terminated U.S. federal government contracts during the first six months of 2025. For the six months ended June 30, 2025 and 2024, direct labor and related fringe benefit costs as a percentage of direct costs were 62.9% and 60.4%, respectively, and subcontractor and other direct costs as a percentage of direct costs were 37.1% and 39.6%, respectively. As a percentage of revenue, direct labor and related fringe benefit costs were 39.2% and 38.4%, respectively, and subcontractor and other direct costs were 23.1% and 25.2%, respectively, for the six months ended June 30, 2025 and 2024. Total direct costs as a percentage of revenue were 62.4% for the six months ended June 30, 2025, compared to 63.6% for the six months ended June 30, 2024.

Indirect and selling expenses. For the six months ended June 30, 2025, our indirect and selling expenses decreased by $1.3 million, or 0.5%, compared to the prior year, as a result of a decrease of $4.5 million in general and administrative costs, offset by an increase of $3.2 million in indirect labor and related fringe benefit costs. The decrease in general and administrative costs was due, in part, to lower facilities expense as a result of facility consolidations in the fourth quarter of 2024. The increase in indirect labor and related fringe benefit costs was due in part to the impact of severance in the current period. Our indirect and selling expenses as a percentage of revenue were 26.4% for the six months ended June 30, 2025, compared to 25.5% for the six months ended June 30, 2024.

Depreciation and amortization. Our depreciation and amortization for the six months ended June 30, 2025 was $10.8 million which is comparable to depreciation and amortization of $10.5 million for the six months ended June 30, 2024.

The increase in amortization of intangible assets acquired in business combinations was primarily due to the amortization of intangible assets acquired in our acquisition of AEG in the fourth quarter of 2024.

Interest, net. Our interest, net, for the six months ended June 30, 2025 was $15.8 million which is comparable to interest, net, of $15.9 million for the six months ended June 30, 2024. Use of floating-to-fixed interest rate swap agreements to hedge the variable interest portion of our debt decreased our interest expense by $0.9 million for the six months ended June 30, 2025 compared to a reduction of $3.3 million for the same period in 2024. Inclusive of the impact of the swap agreements, our interest rate was 5.4% for the six months ended June 30, 2025 compared to 5.5% for 2024.

Other (expense) income. Other (expense) income increased $4.4 million year-over-year primarily due to $2.8 million in unrealized foreign currency loss, resulting from depreciation of the U.S. dollar against the Euro and British pound, the principal currencies in which we transact, and $1.7 million gain from divestiture of our commercial marketing business during 2024. If the U.S. dollar experiences additional depreciation in 2025, we may incur additional foreign currency losses.

Provision for Income Taxes. Our effective income tax rate for the six months ended June 30, 2025 and 2024 was 15.7% and 23.4%, respectively. The difference was primarily due to an income tax benefit of $4.5 million recognized in the first quarter of 2025 from tax planning implemented in connection with the “transitional rules” governing unrealized foreign exchange gains and losses derived from translation of operations, assets, and liabilities of non-U.S. qualified subsidiaries provided by recently finalized U.S. federal tax regulations under IRC 987.

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2025	2024	2025	2024
Net income	$23,661	$25,611	$50,512	$52,928
Interest, net	8,422	7,703	15,759	15,941
Provision for income taxes	6,289	9,129	9,439	16,148
Depreciation and amortization	14,702	13,200	29,497	27,065
EBITDA	53,074	55,643	105,207	112,082
Acquisition and divestiture-related expenses (1)	195	—	454	66
Severance and other costs related to staff realignment (2)	—	370	2,550	735
Charges and adjustments related to facility consolidations and office closures (3)	(394)	—	(138)	—
Pre-tax gain from divestiture of a business (4)	—	—	—	(1,715)
Total Adjustments	(199)	370	2,866	(914)
Adjusted EBITDA	$52,875	$56,013	$108,073	$111,168

(1)
These are primarily third-party costs related to acquisitions and integration of acquisitions.
(2)
These costs are due to involuntary employee termination benefits for (i) our officers and (ii) group of employees who have been notified that they will be terminated as part of a business reorganization or exit.
(3)
These charges and adjustments are related to a previously exited leased facility which we will continue to pay until the contractual obligations are satisfied but with no economic benefit to us, and the closure of certain international offices.
(4)
Pre-tax gain related to the 2023 divestiture of our U.S. commercial marketing business which includes contingent gains realized in the first quarter of 2024.

Non-GAAP Diluted Earnings per Share

Non-GAAP diluted earnings per share (“Non-GAAP Diluted EPS”) represents diluted U.S. GAAP earnings per share (“U.S. GAAP Diluted EPS”) excluding the impact of certain items noted above, amortization of acquired intangible assets, and the related income tax effects. While these adjustments may be recurring and not infrequent or unusual, we do not consider these adjustments to be indicative of the performance of our ongoing operations. We believe that the supplemental adjustments provide additional useful information to investors.

The following table presents a reconciliation of U.S. GAAP Diluted EPS to Non-GAAP Diluted EPS for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
U.S. GAAP Diluted EPS	$1.28	$1.36	$2.72	$2.80
Acquisition and divestiture-related expenses	—	—	0.01	—
Severance and other costs related to staff realignment	—	0.02	0.14	0.04
Charges and adjustments related to facility consolidations and office closures (1)	(0.02)	—	(0.01)	0.04
Pre-tax gain from divestiture of a business	—	—	—	(0.09)
Amortization of intangible assets acquired in business combinations (2)	0.50	0.44	1.01	0.88
Income tax effects of the adjustments (3)	(0.10)	(0.13)	(0.26)	(0.21)
Non-GAAP Diluted EPS	$1.66	$1.69	$3.61	$3.46

(1)
These are office closure charges and adjustments previously included in Adjusted EBITDA and accelerated depreciation related to fixed assets for planned office closures.
(2)
The amortization of intangible assets acquired from business combinations totaled $9.2 million and $8.3 million for the three months ended June 30, 2025 and 2024, respectively, and $18.7 million and $16.6 million for the six months ended June 30, 2025 and 2024, respectively.
(3)
Income tax effects were calculated using the effective tax rate, adjusted for certain discrete items, if any, of 21.0% and 26.3% for the three months ended June 30, 2025 and 2024, respectively, and 23.1% and 23.4% for the six months ended June 30, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. In addition to cash and cash equivalents on hand and cash generated from operations, our primary source of liquidity is from our Credit Facility with a syndicate of multiple commercial banks, as described in “Note 5 – Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. The Credit Facility requires that we remain in compliance with certain financial and non-financial covenants (as defined by the Credit Agreement, see “Note 10 – Long-Term Debt” in the “Notes to Consolidated Financial Statements” in our Annual Report for additional details). As of June 30, 2025, we were in compliance with these covenants, and we had $488.3 million available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program.

We have entered into floating-to-fixed interest rate swap agreements for a total notional value of $175.0 million to hedge a portion of our floating-rate Credit Facility, of which $150.0 million in swaps will expire in 2028 and the remaining $25.0 million will expire in 2030. We may consider entering into additional swap agreements before these existing hedges expire. As of June 30, 2025, the percentage of our fixed-rate debt to floating-rate debt was 38%.

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

Dividends. We have historically paid quarterly cash dividends to our stockholders of record at $0.14 per share. Total dividend payments during the six months ended June 30, 2025 were $5.2 million.

Cash dividends declared thus far in 2025 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 27, 2025	$0.14	March 28, 2025	April 14, 2025
May 1, 2025	$0.14	June 6, 2025	July 11, 2025
July 31, 2025	$0.14	September 5, 2025	October 10, 2025

Cash Flow. The following table sets forth our sources and uses of cash for the six months ended June 30, 2025 and 2024:

	Six Months Ended
	June 30,
(in thousands)	2025	2024
Net Cash Provided by Operating Activities	$18,923	$50,635
Net Cash Used in Investing Activities	(8,799)	(8,677)
Net Cash Used in Financing Activities	(3,544)	(46,508)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	1,491	(131)
Net Change in Cash, Cash Equivalents, and Restricted Cash	$8,071	$(4,681)

Cash provided by operating activities was impacted by the timing of invoicing our customers, subsequent collection of cash, paying our vendors, and by the profitability of our contracts.

The change in cash used in financing activities of $43.0 million was primarily due to increased net borrowings from our Credit Facility and short-term financing, partially offset by an increase in share repurchases during the six months ended June 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) and have concluded that as of June 30, 2025, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchase Program. One of the objectives of our share repurchase program has been to offset dilution resulting from our employee incentive plan. The timing and extent to which we repurchase our shares will depend upon the approval by our board of directors, market conditions, and other corporate considerations, as may be considered in our sole discretion. Repurchases are funded from our existing cash balances and/or borrowings, and repurchased shares are held as treasury stock.

During the three months ended June 30, 2025, we repurchased 31,339 shares under our share repurchase program at an aggregate purchase price of $2.5 million. As of June 30, 2025, $111.7 million of repurchase authority remained available for share repurchases.

Repurchases of Equity Securities. The following table summarizes the share repurchase activity for the three months ended June 30, 2025 for our share repurchase program and shares purchased in satisfaction of employee tax withholding obligations related to the settlement of restricted stock units.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	15,180	$79.28	15,180	$113,030,862
May 1 - May 31	16,193	$79.69	16,159	$111,742,998
June 1 - June 30	—	$—	—	$111,742,998
Total	31,373	$79.49	31,339
(1)
The total number of shares purchased includes shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended June 30, 2025, we repurchased 34 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $86.08 per share.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On May 27, 2025, James Morgan, our Chief Operating Officer, modified a Rule 10b5-1(c) trading plan, which was previously adopted on December 7, 2024. The modified plan is intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Exchange Act and provides for the sale of up to 10,000 shares of the Company’s common stock. Trading under the modified plan may not commence until September 24, 2025, at the earliest, and the plan will terminate on the earlier of the date all shares covered by the plan have been sold and April 1, 2026.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 1, 2025	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

August 1, 2025	By:	/s/ Barry Broadus
Barry Broadus
Executive Vice President & Chief Financial Officer (Principal Financial Officer)