Form 10-Q
period 2025-09-30
ICF International, Inc.
filed 2025-10-30
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of October 24, 2025, there were 18,435,932 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2025

Item 6.	Exhibits	32

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share amounts)	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current Assets:
Cash and cash equivalents	$3,988	$4,960
Restricted cash	46,965	13,857
Contract receivables, net	233,014	256,923
Contract assets	225,946	188,941
Prepaid expenses and other assets	22,115	21,133
Income tax receivable	36,952	6,260
Total Current Assets	568,980	492,074
Property and Equipment, net	58,807	66,503
Other Assets:
Goodwill	1,252,136	1,248,855
Other intangible assets, net	88,824	111,701
Operating lease - right-of-use assets	108,602	115,531
Deferred tax assets	—	1,603
Other assets	36,221	30,086
Total Assets	$2,113,570	$2,066,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$139,235	$159,522
Contract liabilities	34,680	24,580
Operating lease liabilities	18,544	20,721
Finance lease liabilities	2,681	2,612
Accrued salaries and benefits	84,262	105,773
Accrued subcontractors and other direct costs	50,791	49,271
Accrued expenses and other current liabilities	73,182	86,701
Total Current Liabilities	403,375	449,180
Long-term Liabilities:
Long-term debt	449,404	411,743
Operating lease liabilities - non-current	144,077	155,935
Finance lease liabilities - non-current	9,242	11,261
Deferred income taxes	22,795	—
Other long-term liabilities	60,556	55,775
Total Liabilities	1,089,449	1,083,894

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 24,345,942 and 24,186,962 shares issued at September 30, 2025 and December 31, 2024, respectively; 18,435,932 and 18,666,290 shares outstanding at September 30, 2025 and December 31, 2024, respectively	24	24
Additional paid-in capital	458,902	443,463
Retained earnings	941,319	874,772
Treasury stock, 5,910,010 and 5,520,672 shares at September 30, 2025 and December 31, 2024, respectively	(362,090)	(320,054)
Accumulated other comprehensive loss	(14,034)	(15,746)
Total Stockholders’ Equity	1,024,121	982,459
Total Liabilities and Stockholders’ Equity	$2,113,570	$2,066,353

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2025	2024	2025	2024
Revenue	$465,405	$516,998	$1,429,178	$1,523,463
Direct Costs	290,545	325,047	891,512	964,911
Operating costs and expenses:
Indirect and selling expenses	122,261	132,816	377,169	389,001
Depreciation and amortization	14,168	13,111	43,665	40,176
Total operating costs and expenses	136,429	145,927	420,834	429,177
Operating income	38,431	46,024	116,832	129,375
Interest, net	(7,861)	(7,195)	(23,620)	(23,136)
Other income (expense)	176	(899)	(2,515)	767
Income before income taxes	30,746	37,930	90,697	107,006
Provision for income taxes	6,980	5,251	16,419	21,399
Net income	$23,766	$32,679	$74,278	$85,607

Earnings per Share:
Basic	$1.29	$1.74	$4.03	$4.57
Diluted	$1.28	$1.73	$4.01	$4.53

Weighted-average Shares:
Basic	18,432	18,760	18,447	18,752
Diluted	18,526	18,910	18,542	18,915

Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42

Other comprehensive (loss) income, net of tax	(1,733)	(951)	1,712	(610)
Comprehensive income, net of tax	$22,033	$31,728	$75,990	$84,997

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2024	18,666	$24	$443,463	$874,772	5,520	$(320,054)	$(15,746)	$982,459
Net income	—	—	—	26,851	—	—	—	26,851
Other comprehensive loss	—	—	—	—	—	—	(2,713)	(2,713)
Equity compensation	—	—	4,186	—	—	—	—	4,186
Issuance of shares pursuant to vesting of restricted stock units	116	—	—	—	—	—	—	—
Payments for share repurchases	(356)	—	—	—	356	(39,343)	—	(39,343)
Dividends declared	—	—	—	(2,572)	—	—	—	(2,572)
Balance at March 31, 2025	18,426	$24	$447,649	$899,051	5,876	$(359,397)	$(18,459)	$968,868
Net income	—	—	—	23,661	—	—	—	23,661
Other comprehensive income	—	—	—	—	—	—	6,158	6,158
Equity compensation	—	—	4,252	—	—	—	—	4,252
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	34	—	2,524	—	—	—	—	2,524
Payments for share repurchases	(31)	—	—	—	31	(2,494)	—	(2,494)
Dividends declared	—	—	—	(2,577)	—	—	—	(2,577)
Balance at June 30, 2025	18,429	$24	$454,425	$920,135	5,907	$(361,891)	$(12,301)	$1,000,392
Net income	—	—	—	23,766	—	—	—	23,766
Other comprehensive loss	—	—	—	—	—	—	(1,733)	(1,733)
Equity compensation	—	—	4,477	—	—	—	—	4,477
Issuance of shares pursuant to vesting of restricted stock units	10	—	—	—	—	—	—	—
Payments for share repurchases	(3)	—	—	—	3	(199)	—	(199)
Dividends declared	—	—	—	(2,582)	—	—	—	(2,582)
Balance at September 30, 2025	18,436	$24	$458,902	$941,319	5,910	$(362,090)	$(14,034)	$1,024,121

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at December 31, 2023	18,846	$24	$421,502	$775,099	5,136	$(267,155)	$(11,885)	$917,585
Net income	—	—	—	27,317	—	—	—	27,317
Other comprehensive income	—	—	—	—	—	—	684	684
Equity compensation	—	—	3,551	—	—	—	—	3,551
Exercise of stock options	2	—	107	—	—	—	—	107
Issuance of shares pursuant to vesting of restricted stock units	125	—	—	—	—	—	—	—
Payments for share repurchases	(218)	—	—	—	218	(30,475)	—	(30,475)
Dividends declared	—	—	—	(2,620)	—	—	—	(2,620)
Balance at March 31, 2024	18,755	$24	$425,160	$799,796	5,354	$(297,630)	$(11,201)	$916,149
Net income	—	—	—	25,611	—	—	—	25,611
Other comprehensive loss	—	—	—	—	—	—	(343)	(343)
Equity compensation	—	—	4,674	—	—	—	—	4,674
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	21	—	2,568	—	—	—	—	2,568
Payments for share repurchases	(19)	—	—	—	19	(2,711)	—	(2,711)
Dividends declared	—	—	—	(2,623)	—	—	—	(2,623)
Balance at June 30, 2024	18,757	$24	$432,402	$822,784	5,373	$(300,341)	$(11,544)	$943,325
Net income	—	—	—	32,679	—	—	—	32,679
Other comprehensive loss	—	—	—	—	—	—	(951)	(951)
Equity compensation	—	—	4,269	—	—	—	—	4,269
Issuance of shares pursuant to vesting of restricted stock units	8	—	—	—	—	—	—	—
Payments for share repurchases	(3)	—	—	—	3	(377)	—	(377)
Dividends declared	—	—	—	(2,628)	—	—	—	(2,628)
Balance at September 30, 2024	18,762	$24	$436,671	$852,835	5,376	$(300,718)	$(12,495)	$976,317

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Cash Flows from Operating Activities
Net income	$74,278	$85,607
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(305)	3,176
Deferred income taxes and unrecognized income tax benefits	20,186	(16,957)
Non-cash equity compensation	12,915	12,494
Depreciation and amortization	43,665	40,176
Gain on divestiture of a business	—	(2,009)
Other operating adjustments, net	3,837	2,206
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(22,676)	(40,155)
Contract receivables	26,829	(9,634)
Prepaid expenses and other assets	(2,470)	(434)
Operating lease assets and liabilities, net	(6,774)	(3,065)
Accounts payable	(21,099)	(13,402)
Accrued salaries and benefits	(22,143)	2,889
Accrued subcontractors and other direct costs	(25)	9,660
Accrued expenses and other current liabilities	(9,804)	16,979
Income tax receivable and payable	(30,566)	(9,574)
Other liabilities	396	(1,773)
Net Cash Provided by Operating Activities	66,244	76,184

Cash Flows from Investing Activities
Payments for purchase of property and equipment and capitalized software	(14,745)	(15,559)
Proceeds from divestiture of a business	—	1,985
Other investing, net	403	—
Net Cash Used in Investing Activities	(14,342)	(13,574)

Cash Flows from Financing Activities
Advances from working capital facilities	1,048,671	917,953
Payments on working capital facilities	(1,011,838)	(930,043)
Proceeds from other short-term borrowings	10,798	43,735
Repayments of other short-term borrowings	(16,620)	(53,280)
Receipt of restricted contract funds	—	1,275
Payment of restricted contract funds	—	(3,586)
Dividends paid	(7,775)	(7,880)
Net payments for stock issuances and share repurchases	(39,512)	(30,995)
Other financing, net	(1,950)	(1,777)
Net Cash Used in Financing Activities	(18,226)	(64,598)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	1,433	174

Net Change in Cash, Cash Equivalents, and Restricted Cash	35,109	(1,814)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	18,817	9,449
Cash, Cash Equivalents, and Restricted Cash, End of Period	$53,926	$7,635

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$20,045	$24,388
Income taxes	$27,431	$50,382

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenue and expenses. Key estimates include those that are related to variable consideration on contracts with customers, costs to complete fixed-price contracts accounted for using cost-to-cost method, accrual of incentive compensation, reserves for tax benefits and valuation allowances on deferred tax assets, collectability of receivables, valuation and useful lives of acquired tangible and intangible assets, impairment of goodwill and long-lived assets, and contingencies. Actual results experienced by the Company may differ from management’s estimates.

During the three and nine months ended September 30, 2025, the Company recognized $0.9 million and $11.7 million, respectively, in net income as a result of changes in estimates related to fixed-price contracts accounted for under the percentage-of-completion method.

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in one operating segment and reporting unit. Operating results for the three-month and the nine-month periods ended September 30, 2025 and 2024 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2024 and the notes thereto included in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

Financial Instruments—Credit Losses

In July 2025, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2025-05: Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). Under ASU 2025-05, entities may elect a practical expedient method for estimating the allowance for expected credit losses which assumes that the conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses on current accounts receivable and contract assets. This ASU is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company early adopted the provisions of ASU 2025-05 during the third quarter of 2025 and the adoption did not have any impact on the consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

Income Taxes

In December 2023, the FASB issued ASU 2023-09: Income Taxes: Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires greater disaggregation of income tax rates and amounts paid by entities. ASU 2023-09 specifically requires all entities to disclose, on an annual basis, disaggregated domestic and foreign pre-tax income or loss from continuing operations and the disaggregated income tax expense or benefit by federal, state, and foreign components, and a tabular rate reconciliation, using both percentages and reporting currency amounts, of eight specific categories as well as any individual reconciling items that are equal to or greater than 5% of a threshold computed by multiplying pretax income or loss from continuing operations by the applicable federal rate. Additionally, the amendments also require disclosure of income taxes paid disaggregated by federal, state, and foreign jurisdictions as well as any individual jurisdictions over 5% of the total income taxes paid. ASU 2023-09 will be effective for the Company for the fiscal year ending December 31, 2025. The amendments may be adopted on a prospective or retrospective basis. The adoption of the provisions of ASU 2023-09 for the fiscal year ending December 31, 2025 will result in expanded footnote disclosures.

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03: Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires additional disaggregation of certain costs and expenses. ASU 2024-03 specifically requires all public entities to disclose within a tabular format the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities in each relevant expense caption as well as certain amounts that are already required to be disclosed under current U.S. GAAP. ASU 2024-03 also requires public entities to disclose a qualitative description of the composition of any amounts in relevant expense captions that are not separately disaggregated and the amount and definition of the entity’s selling expenses. ASU 2024-03 will be effective for the Company for the 2027 fiscal year and interim periods within the 2028 fiscal year, with early adoption permitted. The amendments may be adopted on a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2024-03.

Intangibles—Goodwill and Other—Internal-Use Software

In September 2025, the FASB issued ASU 2025-06: Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which modernizes the accounting for internal-use software costs by removing all references to software development project stages so that the guidance is neutral to different software development methods. ASU 2025-06 will be effective for the Company for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments may be adopted on a prospective, retrospective, or modified basis. The Company is currently evaluating the impact of the adoption of ASU 2025-06.

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as of September 30, 2025 and 2024 to cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024:

	September 30, 2025	September 30, 2024
Cash and cash equivalents	$3,988	$6,911
Restricted cash (1)	49,938	724
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$53,926	$7,635
(1)
Restricted cash at September 30, 2025 includes $3.0 million of long-term restricted cash that is part of "Other assets" on the Company's consolidated balance sheets.

Restricted cash is primarily related to the Company’s energy incentive business with public utility clients and restricted cash advances on certain programs. The restricted cash balance at September 30, 2025 includes restricted cash from the December 31, 2024 acquisition of Applied Energy Group, Inc. (“AEG”).

NOTE 3 – CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following:

	September 30, 2025	December 31, 2024
Billed and billable	$236,800	$263,624
Allowance for expected credit losses	(3,786)	(6,701)
Contract receivables, net	$233,014	$256,923

The Company sells certain billed contract receivables in accordance with its Amended Master Receivables Purchase Agreement with MUFG Bank, Ltd. (“MUFG”). The following is a reconciliation of billed contract receivables sold to MUFG that were eligible and accounted for as sales under Accounting Standards Codification 860, Transfers and Servicing (“ASC 860”), including billed contract receivables sold to MUFG and collected from customers on behalf of MUFG during the nine months ended September 30, 2025 and 2024, and the balance of billed contract receivables not collected from customers as of September 30, 2025 and 2024, respectively:

	As of and for the Nine Months Ended
	September 30, 2025	September 30, 2024
Beginning balance, billed contract receivables sold and not yet collected (1)	$25,966	$21,302
Billed contract receivables sold during the period (2)	362,563	482,469
Collections from customers during the period (2)	(349,981)	(473,037)
Ending balance, billed contract receivables sold and not yet collected (3)	$38,549	$30,735
(1)
The beginning balances represent billed contract receivables that were previously sold and derecognized by the Company but had not been collected from customers as of January 1, 2025 and 2024, respectively.
(2)
For the nine months ended September 30, 2025 and 2024, the Company recorded net inflows of $12.6 million and $9.4 million, respectively, in its cash flows from operating activities from the sale of billed contract receivables.
(3)
The ending balances represent billed contract receivables that were sold and derecognized by the Company but had not been collected from customers as of September 30, 2025 and 2024, respectively.

The following is a reconciliation of cash collections from customers of billed contract receivables previously sold to MUFG that were eligible and accounted for as sales under ASC 860, including collections from customers on behalf of MUFG of previously sold billed contract receivables and remittances of cash collections to MUFG during the nine months ended September 30, 2025 and 2024, and the balance of cash collected but not remitted to MUFG as of September 30, 2025 and 2024, respectively:

	As of and for the Nine Months Ended
	September 30, 2025	September 30, 2024
Beginning balance, cash collected but not yet remitted to MUFG (1)	$23,339	$21,796
Collections from customers during the period (2)	349,981	473,037
Remittances to MUFG during the period (2)	(361,462)	(463,558)
Ending balance, cash collected but not yet remitted to MUFG (3)	$11,857	$31,275
(1)
The beginning balances represent cash collected from customers on behalf of MUFG for billed contract receivables that were previously sold and derecognized by the Company but had not been remitted to MUFG as of January 1, 2025 and 2024, respectively.
(2)
For the nine months ended September 30, 2025 and 2024, the Company recorded a net outflow of $11.5 million and a net inflow of $9.5 million, respectively, in its cash flows from operating activities from the collection of billed contract receivables that were sold but not yet remitted to MUFG.
(3)
The ending balances are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets.

The aggregate impact of the sale of billed contract receivables on the Company’s operating cash flows was net inflows of $1.1 million and $18.9 million for the nine months ended September 30, 2025 and 2024, respectively.

At September 30, 2025 and December 31, 2024, the amounts due to MUFG for cash collected and not yet remitted for billed contract receivables sold that did not qualify as sales under ASC 860 totaled $2.1 million and $7.9 million, respectively. These amounts are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets, and included within cash flows from financing activities on the Company’s consolidated statements of cash flows.

NOTE 4 – LEASES

At September 30, 2025, the Company had operating and finance leases for facilities and equipment with remaining terms ranging from 1 to 13 years. Future minimum lease payments under non-cancellable operating and finance leases as of September 30, 2025 were as follows:

	Operating	Finance
September 30, 2026	$23,656	$3,041
September 30, 2027	20,564	3,041
September 29, 2028	16,770	3,004
September 29, 2029	14,101	2,967
September 30, 2030	13,352	741
Thereafter	108,400	—
Total future minimum lease payments	196,843	12,794
Less: Interest	(34,222)	(871)
Total lease liabilities	$162,621	$11,923

Lease liabilities - current	$18,544	$2,681
Lease liabilities - non-current	144,077	9,242
Total lease liabilities	$162,621	$11,923

NOTE 5 – DEBT

At September 30, 2025 and December 31, 2024, debt consisted of:

	September 30, 2025		December 31, 2024
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$200,250		$200,250
Delayed-Draw Term Loan		154,000		156,750
Revolving Credit		96,809		57,225
Total before debt issuance costs	5.7%	451,059	6.6%	414,225
Unamortized debt issuance costs		(1,655)		(2,482)
Total		$449,404		$411,743

	September 30, 2025	December 31, 2024
Current portion of long-term debt	$—	$—
Long-term debt - non-current	449,404	411,743
Total	$449,404	$411,743

As of September 30, 2025, the Company had $501.6 million of unused borrowing capacity under the $600.0 million revolving line of credit under a credit agreement with a group of lenders (the “Credit Facility”). The unused borrowing capacity is inclusive of outstanding letters of credit totaling $1.6 million. The average interest rate on borrowings under the Credit Facility was 5.7% for both the three months and the nine months ended September 30, 2025, respectively, and 6.6% for the twelve months ended December 31, 2024. Inclusive of the impact of floating-to-fixed interest rate swaps (see “Note 7 – Derivative Instruments and Hedging Activities”), the average interest rate was 5.5% for the three months ended September 30, 2025, 5.4% for the nine months ended September 30, 2025, and 5.3% for the twelve months ended December 31, 2024, respectively.

Future scheduled repayments of debt principal are as follows:

Payments due by	Term Loan	Delayed-Draw Term Loan	Revolving Credit	Total
May 6, 2027 (Maturity)	200,250	154,000	96,809	451,059

NOTE 6 – REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients into categories that depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic and business factors. Those categories are client market, client type, and contract mix.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Market:
Energy, environment, infrastructure, and disaster recovery	$246,239	53%	$237,056	46%	$732,182	51%	$694,940	46%
Health and social programs	151,976	33%	196,772	38%	480,489	34%	583,415	38%
Security and other civilian & commercial	67,190	14%	83,170	16%	216,507	15%	245,108	16%
Total	$465,405	100%	$516,998	100%	$1,429,178	100%	$1,523,463	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$198,042	43%	$281,970	55%	$641,240	45%	$830,070	55%
U.S. state and local government	81,698	17%	78,686	15%	244,491	17%	240,801	16%
International government	29,021	6%	26,817	5%	85,369	6%	80,760	5%
Total Government	308,761	66%	387,473	75%	971,100	68%	1,151,631	76%
Commercial	156,644	34%	129,525	25%	458,078	32%	371,832	24%
Total	$465,405	100%	$516,998	100%	$1,429,178	100%	$1,523,463	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$205,683	44%	$220,332	43%	$621,422	43%	$644,125	42%
Fixed-price	226,781	49%	236,770	46%	703,321	49%	696,910	46%
Cost-based	32,941	7%	59,896	11%	104,435	8%	182,428	12%
Total	$465,405	100%	$516,998	100%	$1,429,178	100%	$1,523,463	100%

Contract Assets and Liabilities

Contract assets consist of unbilled receivables on contracts where revenue recognized exceeds the amount billed. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized.

The following table summarizes the contract assets and liabilities as of September 30, 2025 and December 31, 2024:

	September 30, 2025	December 31, 2024
Contract assets	$225,946	$188,941
Contract liabilities (1)	(37,653)	(24,580)
Net contract assets (liabilities)	$188,293	$164,361
(1)
Contract liabilities as of September 30, 2025 include $3.0 million of long-term contract liabilities that is part of "Other long-term liabilities" on the Company's consolidated balance sheets.

The increase in net contract assets (liabilities) is primarily due to the timing difference between the performance of services and billings to customers. During the nine months ended September 30, 2025 and 2024, the Company recognized $19.4 million and $17.1 million in revenue related to the contract liabilities balance at December 31, 2024 and 2023, respectively.

Unfulfilled Performance Obligations

Unfulfilled performance obligations (“UPO”) were $0.9 billion and $1.3 billion as of September 30, 2025 and December 31, 2024, respectively. During the nine months ended September 30, 2025, the Company received notices for termination-for-convenience pursuant to the executive orders issued by the Trump Administration or actions taken based on recommendations of the Department of Government Efficiency. The termination notices were received primarily in the first and second quarters of the 2025 fiscal year. As a result, the UPO as of September 30, 2025 reflects the impact of such actions totaling approximately $0.3 billion of UPO previously reported as of December 31, 2024.

The Company expects to recognize the remaining UPO as revenue of approximately 14% by December 31, 2025, 79% by December 31, 2026, and the remainder thereafter.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At September 30, 2025, the Company had floating-to-fixed interest rate swap agreements (the “Swaps”) for an aggregate notional amount of $175.0 million.

During the second and third quarters of the 2025 fiscal year, the Company executed a strategy that extended the term of the existing Swaps at a lower interest rate while maintaining the same overall notional value of each Swap. After the modifications, $50.0 million will mature on February 28, 2030, $25.0 million will mature on June 26, 2030, and $100.0 million will mature on July 31,

2030. The Company has designated the modified Swap agreements as cash flow hedges. See “Note 5 – Debt” for details on the impact of the swap agreements on the Company’s interest rates. See “Note 13 – Fair Value” for the fair value of these Swaps.

NOTE 8 – INCOME TAXES

A reconciliation of the Company’s statutory rate to the effective tax rate (the “ETR”) for the three and nine months ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Statutory tax rate	21.0%	21.0%	21.0%	21.0%
State taxes, net of federal benefit	6.1%	6.0%	6.1%	6.0%
Return to provision adjustments	4.4%	(11.0%)	1.1%	(3.7%)
IRC 987 regulations	—	—	(4.9%)	—
Equity-based compensation	(0.3%)	(0.3%)	0.3%	(1.7%)
Uncertain tax position	1.7%	4.2%	3.0%	4.4%
Tax credits	(11.7%)	(8.5%)	(11.7%)	(8.5%)
Other	1.5%	2.4%	3.2%	2.5%
Effective tax rate	22.7%	13.8%	18.1%	20.0%

The return to provision adjustments and uncertain tax position recognized during the three and nine months ended September 30, 2025 and 2024 were primarily related to the Research & Experimentation (“R&E”) tax credits that were previously estimated prior to the 2024 and 2023 tax returns.

The ETR for the nine months ended September 30, 2025 includes income tax benefit recognized in the first quarter of 2025 from tax planning implemented in connection with the “transitional rules” governing unrealized foreign exchange gains and losses derived from translation of the operations, assets and liabilities of non-U.S. qualified subsidiaries provided by recently finalized U.S. federal tax regulations under Section 987 (“IRC 987”) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). The regulations under IRC 987 are effective for the Company for tax years beginning after December 31, 2024, and require computation of a pre-transition foreign currency gain or loss to be included in the determination of future taxable income or loss and an analysis of the various elections available to taxpayers. Based on the Company’s current analysis of the regulations and the available election to amortize its pre-2025 cumulative unrealized foreign exchange gains and losses impacting U.S. taxation of foreign earnings under Subpart F of the Internal Revenue Code, the Company recognized a non-cash deferred income tax benefit of $4.5 million related to its election to amortize its pre-transition foreign currency losses against taxable income over ten years.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OB3 Act”). The OB3 Act made permanent changes to certain key elements of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), including 100% bonus depreciation, domestic research cost expensing, the business interest expense limitation, and the repeal of various clean energy tax credits. As a result, the OB3 Act impacted the Company’s income tax payables and deferred tax assets as of July 4, 2025, the date of enactment, via the reversal of approximately $32.0 million of deferred tax assets resulting from capitalized research expenses incurred through June 30, 2025. The reversal is reflected on the Company’s interim financial statements as of and for the quarter ended September 30, 2025 and the annual financial statements as of and for the year ended December 31, 2025. These capitalized research expenses are being electively recovered ratably over the 2025 and 2026 tax years as outlined in IRC 174A enacted via the OB3 Act.

NOTE 9 – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of September 30, 2025 and 2024 included the following:

	Three Months Ended September 30, 2025
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at June 30, 2025	$(10,386)	$(1,915)	$(12,301)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(1,414)	(178)	(1,592)
Amounts reclassified from accumulated other comprehensive (loss) income (1)	—	(131)	(131)
Effect of taxes	—	(10)	(10)
Total current period other comprehensive (loss) income	(1,414)	(319)	(1,733)
Accumulated other comprehensive (loss) income at September 30, 2025	$(11,800)	$(2,234)	$(14,034)

(1) The Company expects to reclassify approximately $0.3 million of unrealized losses related to the Change in Fair Value of Interest Rate Hedge Agreements from accumulated other comprehensive (loss) income into earnings during the next 12 months.

	Three Months Ended September 30, 2024
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreement and Other Adjustments	Total
Accumulated other comprehensive (loss) income at June 30, 2024	$(14,463)	$2,919	$(11,544)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	4,745	(5,099)	(354)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(1,670)	(1,670)
Effect of taxes	(758)	1,831	1,073
Total current period other comprehensive (loss) income	3,987	(4,938)	(951)
Accumulated other comprehensive (loss) income at September 30, 2024	$(10,476)	$(2,019)	$(12,495)

	Nine Months Ended September 30, 2025
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at December 31, 2024	$(16,383)	$637	$(15,746)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	8,677	(2,868)	5,809
Amounts reclassified from accumulated other comprehensive (loss) income (1)	(4,094)	(1,011)	(5,105)
Effect of taxes	—	1,008	1,008
Total current period other comprehensive (loss) income	4,583	(2,871)	1,712
Accumulated other comprehensive (loss) income at September 30, 2025	$(11,800)	$(2,234)	$(14,034)

(1) During the first quarter of 2025, the Company reclassified $4.1 million of effect of taxes related to Foreign Currency Translation Adjustments from accumulated other comprehensive (loss) income into earnings in connection with IRC 987. See “Note 8 – Income Taxes”.

	Nine Months Ended September 30, 2024
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreement and Other Adjustments	Total
Accumulated other comprehensive (loss) income at December 31, 2023	$(12,695)	$810	$(11,885)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	2,877	1,161	4,038
Amounts reclassified from accumulated other comprehensive (loss) income	—	(5,002)	(5,002)
Effect of taxes	(658)	1,012	354
Total current period other comprehensive (loss) income	2,219	(2,829)	(610)
Accumulated other comprehensive (loss) income at September 30, 2024	$(10,476)	$(2,019)	$(12,495)

Share Repurchases

The Company repurchases shares under the $300.0 million share repurchase program authorized by the Company’s board of directors. In addition, the Company repurchases shares in connection with the vesting of restricted stock units (“RSUs”) and performance share awards (“PSAs”) granted to employees. Repurchases for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended September 30,
	2025		2024
	Shares	Amount Paid	Shares	Amount Paid
Vesting of RSUs	2,107	199	2,383	377

	Nine Months Ended September 30,
	2025		2024
	Shares	Amount Paid	Shares	Amount Paid
Share Repurchase Program	344,387	$37,543	191,000	$26,519
Vesting of RSUs and PSAs	44,951	4,493	48,414	7,044
Total	389,338	$42,036	239,414	$33,563

NOTE 10 – STOCK-BASED COMPENSATION

The Company’s 2018 Amended and Restated Omnibus Incentive Plan (the “2018 A&R Omnibus Plan”) allows the Company to grant up to 2,050,000 total shares of common stock to officers, key employees, and non-employee directors. As of September 30, 2025, the Company had 786,096 shares available for grant under the 2018 A&R Omnibus Plan.

The following awards were granted during the three and nine months ended September 30, 2025 and 2024:

	Awards Granted		Average Grant Date Fair Value		Awards Granted		Average Grant Date Fair Value
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2025	2024	2025	2024	2025	2024	2025	2024
Employee Stock Awards - RSUs	4,354	672	$90.39	$153.50	147,209	83,467	$84.99	$152.59
Employee Stock Awards - PSAs	—	—	$—	$—	75,313	28,088	$76.42	$166.78
Cash-Settled RSUs	1,740	3,012	$90.39	$153.50	75,161	37,570	$84.96	$152.64
Non-Employee Director Stock Awards - RSUs	12,040	6,618	$87.16	$135.91	12,484	6,618	$87.06	$135.91
Total	18,134	10,302			310,167	155,743

The total stock-based compensation expense was $6.3 million and $16.1 million for the three and nine months ended September 30, 2025, respectively, and $6.6 million and $19.3 million for the three and nine months ended September 30, 2024 respectively. The unrecognized compensation expense at September 30, 2025 was $32.1 million, which is expected to vest over the next 1.7 years.

NOTE 11 – ACQUISITIONS

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

The allocation of the purchase consideration was finalized during the third quarter of fiscal year 2025.

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

NOTE 12 – EARNINGS PER SHARE

Earnings per share (“EPS”), including the dilutive effect of stock awards for each period reported is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2025	2024	2025	2024
Net Income	$23,766	$32,679	$74,278	$85,607

Weighted-average number of basic shares outstanding during the period	18,432	18,760	18,447	18,752
Dilutive effect of stock awards	94	150	95	163
Weighted-average number of diluted shares outstanding during the period	18,526	18,910	18,542	18,915

Basic EPS	$1.29	$1.74	$4.03	$4.57
Diluted EPS	$1.28	$1.73	$4.01	$4.53

There were 60,168 and 4,193 of potentially dilutive shares of restricted stock awards that were excluded from the calculation of weighted-average diluted share computations for the three and nine months ended September 30, 2025, respectively, because they were anti-dilutive. There were 324 and 190 potentially dilutive shares of restricted stock awards excluded for the three and nine months ended September 30, 2024, respectively, because they were anti-dilutive.

NOTE 13 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	September 30, 2025
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$105	$—	$105	Prepaid expenses and other assets
Company-owned life insurance policies	—	25,943	—	25,943	Other assets

Liabilities:
Interest rate swaps - current portion	$—	$366	$—	$366	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	2,890	—	2,890	Other long-term liabilities

	December 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$825	$—	$825	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	129	—	129	Other assets
Company-owned life insurance policies	—	23,174	—	23,174	Other assets

Liabilities:
Interest rate swaps - current portion	$—	$15	$—	$15	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	153	—	153	Other long-term liabilities

NOTE 14 – COMMITMENTS AND CONTINGENCIES

Letters of Credit and Guarantees

The Company had open standby letters of credit totaling $1.6 million at both September 30, 2025 and December 31, 2024. Open standby letters of credit reduce the Company’s borrowing capacity under the Credit Facility.

At September 30, 2025 and December 31, 2024, the Company had $7.0 million and $8.2 million, respectively, of bank guarantees for facility leases and contract performance obligations.

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

The segment revenue, significant segment expenses, and segment profit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue	$465,405	$516,998	$1,429,178	$1,523,463
Significant segment expenses:
Direct labor and related fringe costs	178,002	197,473	556,072	584,017
Subcontractors and other direct costs	112,543	127,574	335,440	380,894
Indirect and selling expenses	122,261	132,816	377,169	389,001
Depreciation and amortization	5,004	4,820	15,797	15,303
Amortization of intangible assets acquired in business combinations	9,164	8,291	27,868	24,873
Interest expense	7,924	7,242	23,844	23,326
Provision for income taxes	6,980	5,251	16,419	21,399
Other segment (income) expense (1)	(239)	852	2,291	(957)
Net Income	$23,766	$32,679	$74,278	$85,607

(1) Other segment (income) expense includes interest income, foreign currency expense, and gains/losses on disposition of assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

FORWARD-LOOKING STATEMENTS

Some of the statements in this Quarterly Report on Form 10-Q (this “Quarterly Report”) constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in our filings with the Securities and Exchange Commission (the “SEC”), as well as any cautionary language in this Quarterly Report, provide examples of risks, uncertainties, and events that may cause actual results to differ materially from the expectations described in the forward-looking statements, including, but not limited to:

•
Failure by Congress or other governmental bodies to approve budgets and debt ceiling increases in a timely fashion and related reductions in government spending, as well as the impact resulting from a lengthy federal government shutdown;
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

As the federal government sharpens its focus on efficiency, transparency, consolidation, and accountability, we see growth opportunities for ICF’s fit-for-purpose technology solutions. Our offerings are innovative, agile, scalable, and aligned with commercial best practices, delivering clear and measurable outcomes. By combining deep institutional knowledge of our clients’ markets and data with our proven expertise in AI, open source, cloud-native, and commercially available off the shelf low-code and no-code platforms, we are able to deliver highly functional, cost-effective solutions that meet the evolving demands of our customers while driving greater value and impact for taxpayers.

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

As discussed in Part II, Item 7 of our Annual Report, during the nine months ended September 30, 2025 we received notices for termination-for-convenience pursuant to the executive orders issued by the Administration or actions by DOGE which resulted in a reduction of $418.2 million of our backlog. The termination notices were received primarily in the first and second quarters of the 2025 fiscal year. The revenue recognized in fiscal year 2024 from the contracts subject to these terminations represented approximately 6.4% of the total 2024 fiscal year revenue.

Our portfolio includes client work with the U.S. federal government. As a result of the federal government shutdown, which began on October 1, 2025, we have been impacted, to a degree, by a number of temporary stop work orders as the federal government paused non-essential functions. We estimate a reduction of $7.6 million in revenue for the month of October as a result of the federal government shutdown. We continue to take active measures to minimize the impact of the shutdown on our performance and our people, and expect to resume the support services to the federal government under the contracts once the shutdown ends and the stop work orders are lifted.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

The table below sets forth select line items of our unaudited consolidated statements of comprehensive income, the percentage of revenue for these select items, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Three Months Ended September 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2025	2024	2025	2024	Dollars	Percent
Revenue	$465,405	$516,998	100.0%	100.0%	$(51,593)	(10.0%)
Direct Costs:
Direct labor and related fringe benefit costs	178,002	197,473	38.2%	38.2%	(19,471)	(9.9%)
Subcontractor and other direct costs	112,543	127,574	24.2%	24.7%	(15,031)	(11.8%)
Total Direct Costs	290,545	325,047	62.4%	62.9%	(34,502)	(10.6%)
Operating Costs and Expenses:
Indirect and selling expenses	122,261	132,816	26.3%	25.7%	(10,555)	(7.9%)
Depreciation and Amortization:
Depreciation and amortization	5,004	4,820	1.1%	0.9%	184	3.8%
Amortization of intangible assets acquired in business combinations	9,164	8,291	2.0%	1.6%	873	10.5%
Total Depreciation and Amortization	14,168	13,111	3.1%	2.5%	1,057	8.1%
Total Operating Costs and Expenses	136,429	145,927	29.4%	28.2%	(9,498)	(6.5%)
Operating Income	38,431	46,024	8.2%	8.9%	(7,593)	(16.5%)
Interest, net	(7,861)	(7,195)	(1.7%)	(1.4%)	(666)	9.3%
Other income (expense)	176	(899)	—	(0.2%)	1,075	nm
Income before Income Taxes	30,746	37,930	6.5%	7.3%	(7,184)	(18.9%)
Provision for Income Taxes	6,980	5,251	1.5%	1.0%	1,729	32.9%
Net Income	$23,766	$32,679	5.0%	6.3%	$(8,913)	(27.3%)

nm - not meaningful

Revenue. The decrease in revenue was driven by a reduction of $83.9 million from our U.S. federal government clients primarily as a result of terminated contracts during 2025 due to the Administration’s changing priorities and the actions recommended by DOGE, as well as the disruption in the typical U.S. federal government procurement cycle. This decline was offset by increases of $27.1 million, $3.0 million, and $2.2 million from our commercial, U.S. state and local government, and international government clients, respectively. The following were changes in revenue from our various client markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery client market revenues increased $9.2 million, or 3.9%, driven by increases of $26.5 million, $3.2 million, and $2.6 million from our commercial, U.S. state and local government, and international government clients, respectively, offset by a decrease of $23.1 million from our U.S. federal government clients.
•
Health and Social Programs client market revenues decreased $44.8 million, or 22.8%, driven by decreases of $45.9 million and $0.2 million from our U.S. federal government and U.S. state and local government clients, respectively, offset by increases of $0.9 million and $0.4 million from our commercial and international government clients, respectively.
•
Security and Other Civilian & Commercial client market revenues decreased by $16.0 million, or 19.2%, driven by decreases of $15.0 million, $0.7 million, and $0.3 million from our U.S. federal government, international government, and commercial clients, respectively.

Revenue for the three months ended September 30, 2025 includes subcontractor and other direct costs, which decreased $15.0 million, or 11.8%, from the third quarter of 2024 and totaled $112.5 million and $127.6 million for the three months ended September 30, 2025 and 2024, respectively, and the margin on such costs.

Direct Costs. The decrease of $34.5 million in direct costs was primarily a result of terminated U.S. federal government contracts during 2025. For the three months ended September 30, 2025 and 2024, direct labor and related fringe benefit costs as a percentage of direct costs were 61.3% and 60.8%, respectively, and subcontractor and other direct costs as a percentage of direct costs were 38.7% and 39.2%, respectively. As a percentage of revenue, direct labor and related fringe benefit costs were 38.2% and 38.2%, respectively, and subcontractor and other direct costs were 24.2% and 24.7%, respectively, for the three months ended September 30, 2025 and 2024. Total direct costs as a percentage of revenue were 62.4% for the three months ended September 30, 2025, compared to 62.9% for the three months ended September 30, 2024.

Indirect and selling expenses. For the three months ended September 30, 2025, indirect and selling expenses decreased by $10.6 million, or 7.9%, compared to the prior year, primarily as a result of a decrease of $6.6 million in general and administrative costs. Our indirect and selling expenses as a percentage of revenue were 26.3% for the three months ended September 30, 2025, compared to 25.7% for the three months ended September 30, 2024.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2025 was $5.0 million which was comparable to $4.8 million for the three months ended September 30, 2024.

The increase of $0.9 million in amortization of intangible assets acquired in business combinations from $8.3 million for the three months ended September 30, 2024 to $9.2 million for the three months ended September 30, 2025 was primarily due to the amortization of intangible assets acquired in our acquisition of Applied Energy Group (“AEG”) in the fourth quarter of 2024.

Interest, net. The increase of $0.7 million in interest, net, was primarily due to higher average debt balance of $508.4 million for the three months ended September 30, 2025 compared to $462.9 million for the same period in 2024. Interest from debt facilities was $7.4 million for the three months ended September 30, 2025, compared to $7.9 million for the three months ended September 30, 2024. Use of floating-to-fixed interest rate swap agreements to hedge the variable interest portion of debt facilities reduced interest by $0.2 million for the three months ended September 30, 2025 compared to a reduction of $1.7 million for the same period in 2024. The average interest rate for our debt facilities was 5.7% for the three months ended September 30, 2025 compared to 6.7% for 2024. Inclusive of the impact of the swap agreements, our interest rate was 5.5% for the three months ended September 30, 2025 compared to 5.3% for 2024.

Other income (expense). The change in other income (expense) was primarily due to $1.3 million in unrealized foreign currency losses in 2024 due to the depreciation of the U.S. dollar against the British pound and the Euro.

Provision for Income Taxes. Our effective income tax rate for the three months ended September 30, 2025 and 2024 was 22.7% and 13.8%, respectively. The difference was primarily due to unfavorable return to provision adjustments partially offset by adjustments to uncertain tax position related to research and experimentation tax credits.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

The table below sets forth select line items of our unaudited consolidated statements of comprehensive income, the percentage of revenue for these select items, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Nine Months Ended September 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2025	2024	2025	2024	Dollars	Percent
Revenue	$1,429,178	$1,523,463	100.0%	100.0%	$(94,285)	(6.2%)
Direct Costs:
Direct labor and related fringe benefit costs	556,072	584,017	38.9%	38.3%	(27,945)	(4.8%)
Subcontractor and other direct costs	335,440	380,894	23.5%	25.0%	(45,454)	(11.9%)
Total Direct Costs	891,512	964,911	62.4%	63.3%	(73,399)	(7.6%)
Operating Costs and Expenses:
Indirect and selling expenses	377,169	389,001	26.4%	25.5%	(11,832)	(3.0%)
Depreciation and Amortization:
Depreciation and amortization	15,797	15,303	1.1%	1.0%	494	3.2%
Amortization of intangible assets acquired in business combinations	27,868	24,873	1.9%	1.6%	2,995	12.0%
Total Depreciation and Amortization	43,665	40,176	3.0%	2.6%	3,489	8.7%
Total Operating Costs and Expenses	420,834	429,177	29.4%	28.1%	(8,343)	(1.9%)
Operating Income	116,832	129,375	8.2%	8.6%	(12,543)	(9.7%)
Interest, net	(23,620)	(23,136)	(1.6%)	(1.5%)	(484)	2.1%
Other (expense) income	(2,515)	767	(0.2%)	0.1%	(3,282)	nm
Income before Income Taxes	90,697	107,006	6.4%	7.2%	(16,309)	(15.2%)
Provision for Income Taxes	16,419	21,399	1.1%	1.4%	(4,980)	(23.3%)
Net Income	$74,278	$85,607	5.3%	5.8%	$(11,329)	(13.2%)

nm - not meaningful

Revenue. The decrease in revenue of $94.3 million was driven by a reduction of $188.8 million from our U.S. federal government clients primarily as a result of terminated contracts in the first nine months of 2025 due to the Administration’s changing priorities and the actions recommended by DOGE, as well as the disruption in the typical U.S. federal government procurement cycle. This decline was offset by increases of $86.2 million, $4.6 million, and $3.7 million from our commercial, international government, and U.S. state and local government clients, respectively. The following were changes in revenue from our various client markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery client market revenues increased $37.2 million, or 5.4%, driven by increases of $79.8 million, $3.8 million, and $2.0 million from our commercial, international government, and U.S. state and local government clients, respectively, offset by a decrease of $48.4 million from our U.S. federal government clients.
•
Health and Social Programs client market revenues decreased $102.9 million, or 17.6%, driven by a decrease of $106.6 million from our U.S. federal government clients, offset by increases of $2.4 million, $0.9 million, and $0.4 million from our commercial, U.S. state and local government, and international government clients, respectively.
•
Security and Other Civilian & Commercial client market revenues decreased by $28.6 million, or 11.7%, driven by a decrease of $33.8 million from our U.S. federal government clients, offset by increases of $4.0 million, $0.8 million, and $0.4 million from our commercial, U.S. state and local government, and international government clients, respectively.

Revenue for the nine months ended September 30, 2025 includes subcontractor and other direct costs, which decreased $45.5 million, or 11.9%, and totaled $335.4 million and $380.9 million for the nine months ended September 30, 2025 and 2024, respectively, and the margin on such costs.

Direct Costs. The decrease of $73.4 million in direct costs was primarily a result of terminated U.S. federal government contracts during 2025. For the nine months ended September 30, 2025 and 2024, direct labor and related fringe benefit costs as a percentage of direct costs were 62.4% and 60.5%, respectively, and subcontractor and other direct costs as a percentage of direct costs were 37.6% and 39.5%, respectively. As a percentage of revenue, direct labor and related fringe benefit costs were 38.9% and 38.3%, respectively, and subcontractor and other direct costs were 23.5% and 25.0%, respectively, for the nine months ended September 30, 2025 and 2024. Total direct costs as a percentage of revenue were 62.4% for the nine months ended September 30, 2025, compared to 63.3% for the nine months ended September 30, 2024.

Indirect and selling expenses. For the nine months ended September 30, 2025, our indirect and selling expenses decreased by $11.8 million, or 3.0%, compared to the prior year, primarily as a result of a decrease of $11.1 million in general and administrative costs. The decrease in general and administrative costs was due, in part, to lower facilities expense as a result of facility consolidations in the fourth quarter of 2024. Our indirect and selling expenses as a percentage of revenue were 26.4% for the nine months ended September 30, 2025, compared to 25.5% for the nine months ended September 30, 2024.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2025 was $15.8 million which is comparable to depreciation and amortization of $15.3 million for the nine months ended September 30, 2024.

The increase of $3.0 million in amortization of intangible assets acquired in business combinations was primarily due to the amortization of intangible assets acquired in our acquisition of AEG in the fourth quarter of 2024.

Interest, net. Interest, net, for the nine months ended September 30, 2025 was $23.6 million which is comparable to interest, net, of $23.1 million for the nine months ended September 30, 2024. Interest from debt facilities was $22.5 million for the nine months ended September 30, 2025, compared to $25.1 million for the nine months ended September 30, 2024. Use of floating-to-fixed interest rate swap agreements to hedge the variable interest portion of debt facilities decreased interest by $1.1 million for the nine months ended September 30, 2025 compared to a reduction of $5.0 million for the same period in 2024. Inclusive of the impact of the swap agreements, our interest rate was 5.4% for both the nine months ended September 30, 2025 and 2024.

Other (expense) income. The change in other (expense) income of $3.3 million year-over-year was primarily due to $2.0 million of gains from divestiture of our commercial marketing business recognized during the nine months ended September 30, 2024, and $2.6 million in unrealized foreign currency loss for the nine months ended September 30, 2025 compared to $1.2 million for the same period in 2024, resulting from depreciation of the U.S. dollar against the Euro and British pound, the principal currencies in which we transact. If the U.S. dollar experiences additional depreciation in 2025, we may incur additional foreign currency losses.

Provision for Income Taxes. Our effective income tax rate for the nine months ended September 30, 2025 and 2024 was 18.1%, compared to 20.0% for the nine months ended September 30, 2024. The difference was primarily due to unfavorable return to provision adjustments partially offset by adjustments to uncertain tax position related to research and experimentation tax credits.

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2025	2024	2025	2024
Net income	$23,766	$32,679	$74,278	$85,607
Interest, net	7,861	7,195	23,620	23,136
Provision for income taxes	6,980	5,251	16,419	21,399
Depreciation and amortization	14,168	13,111	43,665	40,176
EBITDA	52,775	58,236	157,982	170,318
Acquisition and divestiture-related expenses (1)	25	139	479	205
Severance and other costs related to staff realignment (2)	359	449	2,909	1,184
Charges and adjustments related to facility consolidations and office closures (3)	—	—	(138)	—
Pre-tax gain from divestiture of a business (4)	—	(298)	—	(2,013)
Total Adjustments	384	290	3,250	(624)
Adjusted EBITDA	$53,159	$58,526	$161,232	$169,694

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
(4)
Pre-tax gain related to the 2023 divestiture of our U.S. commercial marketing business which includes contingent gains realized in the first and third quarters of 2024.

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

The following table presents a reconciliation of U.S. GAAP Diluted EPS to Non-GAAP Diluted EPS for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
U.S. GAAP Diluted EPS	$1.28	$1.73	$4.01	$4.53
Acquisition and divestiture-related expenses	—	0.01	0.02	0.01
Severance and other costs related to staff realignment	0.02	0.02	0.16	0.06
Charges and adjustments related to facility consolidations and office closures (1)	—	—	(0.01)	0.04
Pre-tax gain from divestiture of a business	—	(0.02)	—	(0.11)
Amortization of intangible assets acquired in business combinations (2)	0.49	0.44	1.50	1.31
Income tax effects of the adjustments (3)	(0.12)	(0.05)	(0.38)	(0.26)
Non-GAAP Diluted EPS	$1.67	$2.13	$5.30	$5.58

(1)
These are office closure charges and adjustments previously included in Adjusted EBITDA and accelerated depreciation related to fixed assets for planned office closures.
(2)
The amortization of intangible assets acquired from business combinations totaled $9.2 million and $8.3 million for the three months ended September 30, 2025 and 2024, respectively, and $27.9 million and $24.9 million for the nine months ended September 30, 2025 and 2024, respectively.
(3)
Income tax effects were calculated using the effective tax rate, adjusted for certain discrete items, if any, of 22.7% and 13.8% for the three months ended September 30, 2025 and 2024, respectively, and 23.0% and 20.0% for the nine months ended September 30, 2025 and 2024, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. In addition to cash and cash equivalents on hand and cash generated from operations, our primary source of liquidity is from our Credit Facility with a syndicate of multiple commercial banks, as described in “Note 5 – Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. The Credit Facility requires that we remain in compliance with certain financial and non-financial covenants (as defined by the Credit Agreement, see “Note 10 – Long-Term Debt” in the “Notes to Consolidated Financial Statements” in our Annual Report for additional details). As of September 30, 2025, we were in compliance with these covenants, and we had $501.6 million available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program.

We have entered into floating-to-fixed interest rate swap agreements for a total notional value of $175.0 million to hedge a portion of our floating-rate Credit Facility. The interest rate swaps will expire in 2030, but we may consider entering into additional swap agreements prior to the expiration of these existing hedges. As of September 30, 2025, the percentage of our fixed-rate debt to total debt from our Credit Facility was 39%.

We provide support services to the U.S. federal government and a prolonged federal government shutdown of non-essential functions, which started October 1, 2025, may affect our abilities to generate cash from that business to certain degrees. There are other conditions, such as the ongoing wars in Ukraine, instabilities in the Middle East, and volatility in global trade (including the imposition of tariffs), that create uncertainty in the global economy, which in turn may impact, among other things, our ability to generate positive cash flows from operations and our ability to successfully execute and fund key initiatives. However, our current belief is that the combination of internally generated funds, available bank borrowing capacity, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund ongoing operations, customary capital expenditures, quarterly cash dividends, share repurchases, and organic growth. Additionally, we continuously analyze our capital structure to ensure we have capital to fund future strategic acquisitions.

We continuously monitor the state of the financial markets to assess the availability of borrowing capacity under the Credit Facility and the cost of additional capital from both debt and equity markets. At present, we believe we will be able to continue to access these markets on commercially reasonable terms and conditions if we need additional capital in the near term.

Dividends. We have historically paid quarterly cash dividends to our stockholders of record at $0.14 per share. Total dividend payments during the nine months ended September 30, 2025 were $7.8 million.

Cash dividends declared thus far in 2025 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 27, 2025	$0.14	March 28, 2025	April 14, 2025
May 1, 2025	$0.14	June 6, 2025	July 11, 2025
July 31, 2025	$0.14	September 5, 2025	October 10, 2025
October 30, 2025	$0.14	December 5, 2025	January 9, 2026

Cash Flow. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
(in thousands)	2025	2024
Net Cash Provided by Operating Activities	$66,244	$76,184
Net Cash Used in Investing Activities	(14,342)	(13,574)
Net Cash Used in Financing Activities	(18,226)	(64,598)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	1,433	174
Net Change in Cash, Cash Equivalents, and Restricted Cash	$35,109	$(1,814)

Net cash provided by operating activities for the nine months ended September 30, 2025 decreased by $9.9 million compared to 2024, primarily due to the timing of invoicing our customers, subsequent collection of cash, paying our vendors, and by the profitability of our contracts.

The change in cash used in financing activities of $46.4 million was primarily due to increased net borrowings from our Credit Facility and short-term financing, partially offset by an increase in share repurchases during the nine months ended September 30, 2025.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) and have concluded that as of September 30, 2025, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended September 30, 2025, we did not repurchase shares under our share repurchase program. As of September 30, 2025, $111.7 million of repurchase authority remained available for future approved share repurchases.

Repurchases of Equity Securities. The following table summarizes the share repurchase activity for the three months ended September 30, 2025 for our share repurchase program and shares purchased in satisfaction of employee tax withholding obligations related to the settlement of restricted stock units.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	—	$—	—	$111,742,998
August 1 - August 31	2,100	$94.81	—	$111,742,998
September 1 - September 30	7	$96.61	—	$111,742,998
Total	2,107	$94.81	—
(1)
The total number of shares purchased includes shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended September 30, 2025, we repurchased 2,107 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $94.81 per share.
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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

October 30, 2025	By:	/s/ John Wasson
John Wasson
President and Chief Executive Officer
(Principal Executive Officer)

October 30, 2025	By:	/s/ Barry Broadus
Barry Broadus
Executive Vice President & Chief Financial Officer (Principal Financial Officer)