Form 10-K
period 2025-12-31
ICF International, Inc.
filed 2026-02-27
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was approximately $1,538 million based upon the closing price per share of $84.71, as quoted on the Nasdaq Global Select Market on June 30, 2025. Shares of the outstanding common stock held by each executive officer and director have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 20, 2026, 18,273,280 shares of the registrant’s common stock, $0.001 par value, were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the Proxy Statement for the 2026 Annual Meeting of Stockholders expected to be held in June 2026.

FORWARD-LOOKING STATEMENTS

Some of the statements in this Annual Report on Form 10-K constitute forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995, as amended. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by such forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “should,” “will,” “would,” or similar words. You should read statements that contain these words carefully. The risk factors described in Item 1A of Part I of this Annual Report on Form 10-K captioned “Risk Factors,” or otherwise described in our filings with the Securities and Exchange Commission (“SEC”), as well as any cautionary language in this Annual Report on Form 10-K, provide examples of risks, uncertainties, and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements, including, but not limited to:

•
Failure by Congress or other governmental bodies to agree on spending priorities and approve budgets and debt ceiling increases in a timely fashion and related reductions in government spending, as well as the impact resulting from a lengthy federal government shutdown;
•
Uncertainties relating to the current Administration’s (the “Administration”) policy changes and failure of the Administration to spend Congressionally mandated appropriations;
•
Changes in federal government budgeting and spending priorities;
•
Our dependence on contracts with United States (“U.S.”) federal, state and local, and international governments, agencies, and departments for the majority of our revenue;
•
Risks resulting from expanding our service offerings and client base;
•
Our ability to maintain strong client relationships in order to successfully win new, or renew expired, contracts;
•
The potential for conflicts of interest to arise based on the diversity of the services we provide and the clients we serve;
•
The amount of revenue and profit we derive from contracts awarded through a competitive bidding process;
•
Our reliance on our U.S. General Services Administration (“GSA”) Multiple Award Schedule (“GSA Schedule”) and other Indefinite Delivery/Indefinite Quantity (“IDIQ”) contracts;
•
Failure to realize the full amount of our backlog;
•
Provisions in our contracts that permit our clients to partially or completely terminate the contracts prior to completion;
•
Our relationships with other contractors and our ability to enter into “teaming” arrangements;
•
The ability to accurately estimate or control costs in our fixed-price contracts;
•
Dependence of our commercial work on certain sectors of the global economy that are highly cyclical;
•
Our involvement in larger and more complex engagements;
•
Risks associated with protesting contract awards;
•
Results of routine and non-routine government audits and investigations, including the unpredictability of the Administration’s executive orders;
•
Cybersecurity and other information system and technology risks, including misuse of personal data and systems failures.

•
Risks related to our intellectual property;
•
Acquisitions we undertake presenting integration challenges, failing to perform as expected, increasing our liabilities, and/or reducing our earnings;
•
Goodwill impairment;
•
Risks related to our corporate structure and our outstanding and future indebtedness;
•
The risk that we may not pay dividends on our stock;
•
Failure to attract and retain talented employees;
•
Changes in U.S. tax laws;
•
Complex laws, rules, and regulations that may differ across the jurisdictions in which we operate;
•
Additional risks of having international operations, including foreign currency fluctuations, tariffs and other trade restrictions, and geopolitical uncertainties and hostilities; and
•
Health epidemics, pandemics, and similar outbreaks.

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

We provide professional services and technology-based solutions, including management, technology, and policy consulting and implementation services, to government and commercial clients. Our government clients include U.S. federal agencies, state and local governments, as well as international governments. Our commercial clients include those that are inside and outside of the U.S.

We help our clients conceive, develop, implement, and improve solutions that address complex business, natural resource, social, technological, and public safety issues. Our services primarily support clients that operate in these key markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery;
•
Health and Social Programs; and
•
Security and Other Civilian & Commercial.

We provide services to our diverse client base that deliver value throughout the entire life cycle of a policy, program, project, or initiative. We empower organizations to thrive in a rapidly changing world through five integrated service areas: Advisory Services, Program Implementation, Analytics Services, Digital Services, and Engagement Services. Our Advisory Services deliver strategic insights that help leaders anticipate trends and make confident decisions. Through Program Implementation, we turn strategy into action with tailored policies, programs, and tools that drive efficiency and impact. Our Analytics Services transform data into intelligence, leveraging advanced analytics and artificial intelligence (“AI”) to uncover opportunities and more informed decisions. With Digital Services, we design and secure innovative technology solutions that optimize performance, modernize information technology (“IT”) systems, and protect against evolving threats. Finally, our Engagement Services connect organizations with their audiences through compelling communications, branding, and digital experiences that inspire trust and action. Together, we provide end-to-end solutions that accelerate growth, strengthen resilience, and deliver measurable results.

We report operating results and financial data in one operating and reportable segment. We generated revenue of $1,872.9 million, $2,019.8 million, and $1,963.2 million during the years ended December 31, 2025, 2024, and 2023, respectively. Our total backlog was $3,405.0 million, $3,786.3 million, and $3,777.8 million at December 31, 2025, 2024, and 2023, respectively.

As of December 31, 2025, we had approximately 8,400 full-time and part-time employees around the globe, including many recognized as thought leaders in their respective fields. We serve clients globally from our headquarters in the Washington, D.C. metropolitan area, our 49 regional offices throughout the U.S., and 14 offices outside the U.S., including offices in the United Kingdom (the “U.K.”), Belgium, Spain, India, and Canada.

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

MARKET OPPORTUNITY, SERVICES, AND SOLUTIONS

Complex, long-term market factors, which include geopolitical, technological, environmental, and demographic trends, are accelerating change and reshaping priorities for government and industry. These dynamics, combined with increasing demands for efficiency, transparency, and accountability, are driving growth in advisory and technology-enabled services.

We see significant opportunities in areas such as analytics, digital services, and strategic communications, as clients seek solutions that integrate domain expertise with innovative technologies such as AI, cloud-native platforms, and low-code/no-code tools. Additionally, energy independence and prevention of fraud, waste, and abuse in our healthcare delivery systems, disaster recovery, and homeland security will continue to create demand for our services.

Our proven experience in disaster relief and infrastructure recovery positions us well to support federal, state, and local agencies in addressing critical societal challenges. As the federal government prioritizes efficiency and modernization, our agile, scalable, and cost-effective technology solutions deliver measurable outcomes aligned with commercial best practices.

Future success will depend on further strengthening client relationships, pursuing larger engagements across full program lifecycles, and executing strategic acquisitions to expand capabilities and geographic reach. While challenges such as political complexities and possible audit risks, particularly in disaster recovery, persist, we remain confident in our ability to deliver value and impact across all markets.

Energy, Environment, Infrastructure, and Disaster Recovery

We provide advisory, technology, and program delivery services to utilities, government agencies, and commercial clients across energy, disaster recovery, environmental, and transportation sectors. Our integrated solutions address reliability concerns, rising electricity demand, regulatory changes, and resilience needs driven by climate and infrastructure challenges.

Energy and Utility Services

We view the energy industry as a particularly attractive growth sector over the next decade. Increasing energy demand from data centers, cryptocurrency operations, and electrification of buildings and vehicles, combined with reliability concerns and evolving state and federal regulations, is driving significant investment in diverse and cleaner energy sources and related infrastructure.

We expect continued demand for our energy advisory and consulting services from utilities, developers, and commercial clients. We also anticipate growth in our utility program design and delivery business, including energy efficiency programs, electrification and decarbonization initiatives, resiliency planning, environmental management, and IT integration.

Environmental, Transportation, and Infrastructure

We have decades of experience designing, evaluating, and implementing environmental policies and compliance programs for energy, transportation (including aviation), and infrastructure projects. Demand for these services is driven by:

•
Unprecedented demand for energy generation and transmission as well as broadband Internet access;
•
Changing precipitation patterns affecting water availability and flood risk;
•
Aging water, energy, and transportation infrastructure;
•
Greater exposure of infrastructure to severe weather events;
•
Federal investment initiatives; and
•
Evolving economic development patterns requiring adaptive transportation and energy systems.

Our multi‑disciplinary capabilities in finance and economics, earth and life sciences, IT, and program management enable us to deliver services such as environmental impact assessments, environmental management information systems, air quality assessments, program evaluation, transportation and aviation planning and operational improvement, strategic communications, and regulatory modernization.

Disaster Recovery and Mitigation

We support federal, state, and local governments in planning, designing, and executing large‑scale disaster recovery and mitigation programs across the U.S. and its territories. As extreme weather events become more frequent and severe, we expect increasing demand for these services. Our work spans multiple years and includes recovery and housing assistance, environmental and infrastructure solutions, and mitigation planning.

With over 25 years of experience, we have provided on-the-ground support following major disasters, including Hurricanes Katrina, Rita, Harvey, Irma, Maria, Helene, and Milton, as well as Superstorm Sandy. Our expertise enables us to address hazards such as hurricanes, flooding, tornadoes, and wildfires, and to help communities secure recovery and mitigation funding, build resilience, and restore stability.

Health and Social Programs

We leverage our full suite of services to address critical challenges in health and social programs. A convergence of factors is driving unprecedented demand for innovation and accountability in these areas, including:

•
Expanded healthcare services and rising expenditures requiring rigorous evaluation of program effectiveness;
•
Substance abuse crises, including the widespread impact of the opioid epidemic;
•
The urgent need to digitally transform government operations through advanced technologies such as AI and machine learning;
•
Increasing requirements for transparency and accountability in public sector programs;
•
Growing demand for social support systems, fueled by an aging population and interconnected issues across health, housing, transportation, energy, and employment; and
•
A rapidly evolving regulatory environment.

We are well positioned to help clients design, implement, and manage effective programs at international, national, regional, and local levels. Our expertise spans:

•
Public health, biomedical research, healthcare quality, mental health, and health development;
•
Health communications and interactive technologies; and
•
Education, child and family welfare, housing and community development, and substance abuse prevention.

Combining deep domain knowledge with advanced IT capabilities, we deliver powerful informatics and analytics solutions that are critical for managing and leveraging data to improve outcomes. We also partner with government and commercial clients to expand knowledge, develop programs, enhance operations, evaluate results, and drive measurable impact.

We support key U.S. government agencies by providing:

•
Primary data collection and analysis;
•
Program design, delivery, and evaluation;
•
Technical assistance centers and instructional systems;
•
IT application development and information clearinghouse management; and
•
Multichannel communications for public health initiatives.

Additionally, we deliver training and technical assistance for early care and education programs, conduct health and demographic surveys, and provide similar services internationally to various international governments and the European Commission (the “E.C.”).

Security and Other Civilian & Commercial

We serve essential government missions and commercial markets where security and resilience are top priorities. Security programs remain a critical focus for governments worldwide and the private sector. Demand is driven by:

•
Rising cyber and terrorist threats to critical infrastructure;
•
Heightened reputational risks following cyberattacks;
•
Expanding homeland security concerns across health, energy, food, water, telecommunications, and transportation;
•
Increased urgency for disaster preparedness and rapid recovery; and
•
Growing challenges from global migration and demographic shifts.

These trends create sustained demand for solutions that identify, prevent, and mitigate cybersecurity and societal risks. Our deep expertise in cybersecurity, resilience planning, and technology modernization positions us at the center of high-growth, mission-critical markets. As governments and enterprises face escalating security challenges, we are well equipped to deliver solutions that protect infrastructure, safeguard communities, and enable rapid recovery.

COMPETITIVE STRENGTHS

We possess the following key business strengths:

We have a highly educated professional staff with deep subject matter knowledge

We possess strong intellectual capital that provides us with a deep understanding of policies, processes, and programs across our clients’ markets. Our thought leadership is based on years of training, experience, and education. We are able to apply our in-depth knowledge of our subject matter experts, and our experience developed over 45 years of providing advisory services to address the problems and issues our clients are facing. As of December 31, 2025, approximately 42% of our benefits-eligible staff held post-graduate degrees in diverse fields such as the social sciences, business and management, physical sciences, public policy, human capital, IT, mathematics, engineering, planning, economics, life sciences, and law. These qualifications, and the complementary nature of our markets, enable us to deploy multi-disciplinary teams to identify, develop, and implement solutions that are creative, pragmatic, and tailored to our clients’ specific needs.

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

We have strong, long-standing relationships with clients across a diverse set of markets

The long-term relationships we maintain with many of our clients reflect our successful track record of fulfilling our clients’ needs. We have numerous contacts at various levels within our clients’ organizations, ranging from key decision-makers to functional managers. The long-standing nature and breadth of our client relationships adds greatly to our institutional knowledge, which, in turn, helps us carry out our client engagements more effectively and maintain and expand such relationships. Our extensive experience working alongside our clients and client contacts, together with our prime contractor position on a substantial majority of our contracts, gives us clearer visibility into future opportunities and emerging requirements. We believe our balance between government agencies, our commercial presence, and the diversity of markets in which our clients operate help mitigate the impact of policy or political shifts, as well as annual shifts in our clients’ budgets and priorities.

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

Our technology-enabled solutions are driven by our subject matter expertise and creativity

Government and commercial decision-makers have become increasingly aware that, to be effective, technology-based solutions need to be seamlessly integrated with people and processes. We possess a strong knowledge and experience base in IT and a thorough understanding of organizational behavior and human decision processes. We have strong partnerships and experience in cloud-based technology platforms and open-source ecosystems that are central to our federal government clients’ technology modernization agendas. We also have growing experience in establishing and deploying innovative AI solutions to support our clients’ missions. This combination of skills, along with our domain knowledge, allows us to deliver technology-enabled solutions tailored to our clients’ business and organizational needs with less start-up time required to understand client issues. In addition, many of our clients seek to deploy cutting-edge solutions to communicate and transact with citizens, stakeholders, and customers in a multichannel environment, and doing so takes both our constantly refreshed technical know-how and world-class creativity.

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

We are led by an experienced management team

Our management team, consisting of 279 senior leaders with the title of vice president or higher, possesses extensive industry experience and had an average tenure of approximately 18 years with us as of December 31, 2025 (including prior service with companies we have acquired). This tenure allows us to retain institutional knowledge. Our managers are experienced both in marketing efforts and in successfully managing and executing our key services. Our management team also has experience in acquiring other businesses and integrating those operations with our own. Dozens of our managers are industry-recognized thought leaders. We believe that our management’s successful past performance and deep understanding of our clients’ needs have been and will continue to be differentiating factors in competitive situations.

We have a broad global presence

We serve our clients with a global network of 49 regional offices throughout the U.S., and 14 offices in key markets outside the U.S., including offices in the U.K., Belgium, Spain, India, and Canada. Our global presence also gives us access to many of the leading subject matter experts from around the world, allowing us to expand our knowledge base and areas of functional expertise. Over the years, we have worked in dozens of countries, helping government and commercial clients with energy, environment, infrastructure, healthcare, interactive technology/e-commerce, and air transport matters. Although international operations present challenges in the form of inconsistent legal systems, differing levels of intellectual property protection, and trade regulation issues, we believe our international operations will continue to play a significant role in our clients’ operations and in our platform.

STRATEGY

Our strategy to increase our revenue and shareholder value involves the following key elements:

Expand our commercial businesses

We plan to continue to pursue profitable commercial projects, and we believe we have strong, global client relationships in both the commercial energy and air transport markets. We continue to see growth opportunities in our current commercial energy business as well as continued focus on other commercial business such as aviation and tourism.

We view the energy industry as a particularly attractive sector for us over the next decade due to concerns over controlling energy costs and limiting climate and environmental impacts, increasing energy demands related to electrification projects and the expansion of data centers due to AI, changing state and federal regulation, the need for cleaner and more diverse sources of energy, and the concomitant need for infrastructure to transport/transmit, store, and/or convert those new energy sources. Although we believe the utility industry will continue to be a strong market for advisory services, particularly in light of the changing focus on regulatory actions and alternative energy sources, we intend to leverage our existing relationships and institutional expertise to pursue and capture additional, and typically higher-margin, opportunities. For example, we believe we can continue to expand our program-based and technology-enabled services in areas such as assisting with the implementation of energy efficiency programs, electrification and decarbonization initiatives, IT applications, and environmental management services for larger utilities. The growth of interest in sustainability and energy efficiency issues has created opportunities to offer these types of services to new clients beyond our traditional sectors. We believe these factors, coupled with our expansive national footprint and our international market presence, will result in a greater number of engagements that will also be larger in size and scope. To this end, on December 31, 2024, we acquired Applied Energy Group (“AEG”), a leading energy technology and advisory services company with over 100 utility management and demand side energy experts. AEG provides a suite of integrated technology and advisory solutions to electric and gas utilities, state and local governments, and state energy offices nationwide and has enhanced our market presence and client footprint.

We expect that interest in energy advisory services will continue to expand as clients in a number of industries, including information service providers, seek to better understand their energy consumption options and the positive benefits of demonstrating energy efficiency and environmental stewardship. Our broad range of services to the aviation industry makes us well positioned to capitalize on significant industry changes; substantial airline equipment upgrades to newer, more efficient aircraft models in a cost-constrained environment; testing and adoption of sustainable aviation fuels; and changes to airport business models and strategy as they place increasing importance on passenger experience.

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

Strengthen our technology-based offerings

Since 2020, we have executed a series of strategic acquisitions to strengthen our leadership in IT modernization and cloud-based solutions. These investments, combined with the introduction of our proprietary ICF Fathom AI platform in 2025, position us to deliver advanced offerings in cloud, AI, business process automation, data management, and analytics that help clients better connect with citizens, consumers, and stakeholders.

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

Enhance and deepen our presence in core government markets

The current political and policy environment have created challenging market conditions for all competitors in the government services sector; however, we believe that changes driven by the Administration will provide opportunities to accelerate digital transformation of the U.S. federal government activities and to provide advisory and analytic support to changing policy priorities. We will focus not only on enhancing our current market footprint and continue expanding across key growth markets, such as U.S. federal government energy and resilience-related programs, reengineering of U.S. public health and research efforts, and cybersecurity initiatives, digital services, and disaster recovery work for state and local governments. We will continue to provide innovative solutions that help our public sector clients do more with less. We will specifically target deeper penetration of those agencies that currently procure services only from one or two of our service areas, and our skills and market presence in technology modernization provides us with capabilities in this effort. We believe we can leverage many of our long-term client relationships by introducing these existing clients, where appropriate, to our other services in order to better meet their needs. For example, we introduce many of our advisory clients to our capabilities to provide associated IT, cybersecurity, large-scale program management, and strategic communications and digital services. We can also offer clients our extensive performance measurement, program evaluation, and performance management services. Finally, our network of offices across the U.S. allows us to focus our business development efforts on addressing the needs of U.S. federal and state and local government agencies with operations outside the Washington, D.C. metropolitan area.

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

These elements of our strategy permeate throughout the Company and influence our day-to-day decisions. We believe that, collectively, they support the overall long-term growth of the organization.

CLIENT AND CONTRACT MIX

Our clients span a broad range of civilian and defense agencies and commercial enterprises. Government clients include organizations such as the World Bank and the United Nations, while commercial clients include non-profit organizations and universities. In general, a client is considered to be a government client if its primary funding is from a government agency or institution. If we are a subcontractor, we classify the revenue based on the nature of the ultimate client receiving the services.

In fiscal years 2025, 2024, and 2023, our revenue by client type and contract type are as follows:

	Year ended December 31,
	2025	2024	2023
U.S. federal government	43%	54%	55%
U.S. state and local government	17%	16%	16%
International government	7%	5%	5%
Commercial	33%	25%	24%
Total	100%	100%	100%

	Year ended December 31,
	2025	2024	2023
Time-and-materials	43%	42%	41%
Fixed-price	50%	46%	45%
Cost-based	7%	12%	14%
Total	100%	100%	100%

In fiscal years 2025, 2024, and 2023, our largest client was the Department of Health and Human Services (“HHS”) with 22%, 25%, and 26% of total revenue, respectively. There was no other client with revenue greater than 5%.

Our revenue is primarily from prime contracts under which we work directly for the end customer. These accounted for approximately 86%, 87%, and 89% of our revenue for the 2025, 2024, and 2023 fiscal years, respectively.

Our contract periods typically extend from one month to five years, including option periods. Many of our government contracts provide for option periods that may be exercised by the client. In 2025, 2024, and 2023, no single contract accounted for more than 2% of our revenue for those fiscal years, respectively. Our 10 largest contracts by revenue collectively accounted for approximately 14%, 12%, and 14% of our revenue in the 2025, 2024, and 2023 fiscal years, respectively.

CONTRACT BACKLOG

We define backlog as the future revenue we expect to receive from our contracts and other engagements. We generally include in our backlog the estimated revenue represented by contract options that have been priced, but not exercised. We do not include any estimate of revenue relating to potential future delivery orders that might be awarded under our GSA Schedule contracts, other IDIQ contracts, Master Service Agreements (“MSAs”), or other contract vehicles that are also held by a large number of firms and under which potential future delivery orders or task orders might be issued by any of a large number of different agencies, and are likely to be subject to a competitive bidding process. We do, however, include potential future work expected to be awarded under IDIQ contracts that are available to be utilized by a limited number of potential clients and are held either by us alone or by a limited number of firms, and we have a history of working with these clients on predecessor IDIQ contracts or other contract vehicles.

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

Our estimate of unfunded backlog for a particular contract is based, to a large extent, on the customer, the terms of the agreement, and our history with that particular customer. In addition, the amount of revenue we have recently recognized on the particular contract under the assumption that future utilization will be similar, our past experience in utilizing contract capacity on similar types of contracts, and our professional judgment. Accordingly, if contract utilization is different from our expectations, the revenue eventually earned on a contract may be lower or higher than that implied by our estimate at a point in time or during the life of a contract, of total backlog, including unfunded backlog. Although we expect our total backlog to result in revenue, the timing of revenue associated with both funded and unfunded backlog will vary based on a number of factors, and we may not recognize revenue associated with a particular component of backlog when anticipated, or at all. Our government clients generally have the right to cancel any contract, or ongoing or planned work under any contract, at any time. In addition, there can be no assurance that revenue from funded or unfunded backlog will have similar profitability to previous work or will be profitable at all. Generally speaking, we believe the risk that a particular component of backlog will not result in future revenue is higher for unfunded backlog than for funded backlog.

Our funded and estimates of unfunded and total backlog were as follows at December 31:

(in millions)	2025	2024	2023
Funded	$1,711.7	$1,857.1	$1,775.1
Unfunded	1,693.3	1,929.2	2,002.7
Total backlog	$3,405.0	$3,786.3	$3,777.8

There were no awards included in our 2025, 2024, or 2023 backlog amounts that were under protest.

BUSINESS DEVELOPMENT

Our business development efforts are critical to our organic growth. Our business development processes and systems are designed to enable agility and speed-to-market over the business development life cycle, especially given the distinctions between commercial and government clients. Business development efforts in priority market areas, which include some of our largest federal agency accounts (HHS, the U.S. Department of Defense (“DoD”), the U.S. Department of Energy (“DoE”), and the U.S. Department of Transportation (“DoT”)), are executed through account teams. Each team participates in regular executive reviews of marketing plans and proposal development processes. Our non-federal government clients are served by account leaders from operating units and coordinated by senior leaders with industry experience where such coordination is deemed appropriate to enhance our business development success. This account-based approach allows deep insight into the needs of current and future clients. It also helps us anticipate our clients’ evolving requirements over the coming 12 to 18 months and position ourselves to meet those requirements. Each administrative group is responsible for maximizing sales in our existing accounts and finding opportunities in closely related accounts.

The corporate business development function also includes a market research and competitive intelligence group, and a proposal group. The marketing function engages in brand marketing and strategic marketing program development and execution to raise awareness of our services and solutions across our markets, and to generate leads for further pursuit by sales personnel. The marketing function also executes corporate communications campaigns to support specific lines of business. Our contracts and administration function supports bid price development in partnership with the business development account teams.

COMPETITION

We operate in a highly competitive and fragmented marketplace and compete against a number of firms in each of our clients’ key markets. Some of our principal competitors include: Abt Global; Accenture; AECOM Technology Corporation; Booz Allen Hamilton Holding Corporation; CACI International Inc.; CLEAResult; Deloitte LLP; General Dynamics, Inc.; Guidehouse; Leidos Holdings, Inc.; PA Consulting Group; Science Applications International Corporation; Research Triangle Institute, International; Tetra Tech Inc.; and Westat, Inc. In addition, we have numerous smaller competitors, many of which have narrower service offerings and serve niche markets. Some of our competitors are significantly larger than we are and have greater access to resources and stronger brand recognition than we do.

We consider our principal competitive advantages to be long-standing client relationships, the good reputation and past performance of the firm, client references, the technical knowledge and industry expertise of our employees, the quality of our services and solutions, and the scope and scale of our service offerings.

INTELLECTUAL PROPERTY

We own a number of trademarks, copyrights, and internally developed software that helps maintain our business and competitive position. Sales and licenses of our intellectual property do not currently comprise a substantial portion of our revenue or profit. We rely on the technology and models, proprietary processes, and other intellectual property we own or have the right to use in our analyses and other work we perform for our clients. We use these innovative, and often proprietary, software, analytical models, and tools throughout our service offerings. Our staff regularly maintains, updates, and improves these software, models, and tools based on our corporate experience. In addition, we sometimes retain limited rights in software applications we develop for clients. We use a variety of means to protect our intellectual property.

HUMAN CAPITAL

Human Capital Management

Our human capital strategy is fundamental to our success as a global solutions and technology provider. To that end, we put immense effort into attracting, developing, and retaining highly qualified individuals who deliver innovation, efficiency, and impact to the clients and communities we serve. We have designed our human resources programs to enable our workforce of experts to reach their full potential. We develop our employees so they can build our capability for the future; reward and support employees through competitive pay and benefit programs; and evolve and invest in technology, tools, and resources that maximize our impact.

As of December 31, 2025, we employed approximately 8,400 employees, 83% of whom were employed full-time. The results of our continuous employee listening surveys consistently reflect a strong level of engagement that empowers our employees to thrive in their work, in our culture, and in their lives. A vast majority of our employees find their work meaningful, feel valued, and are proud to work at ICF. Additionally, they report that their values align with the work we do and intend to stay at ICF.

Culture and Values

We have built a culture rooted in expertise, innovation, and purpose, enabling us to build a more prosperous and resilient world for all. We are a vibrant community of experts, united by our drive to increase the value we provide and make a positive impact. Grounded in data-driven insights and our shared purpose, we foster a high-performance environment that values creativity, agility, critical thinking, mutual respect and support, and a multidisciplinary approach. Since our founding in 1969, we have been a mission-driven company delivering high-impact results that help our clients move forward with confidence.

We believe our culture and values help us attract a wide pool of talent, perspectives, and experiences so we can select the most capable people to support a workplace culture that best serves our clients. From day one, we strive to help our employees reach their fullest potential by empowering them to put ICF’s values into action as they work, connect, and support each other across teams, client partnerships, and time zones.

Talent Acquisition, Development, and Retention

Successful talent attraction and retention depends on a strong employer brand that reflects both a compelling employee value proposition and a healthy work-life balanced environment and unique culture. We continue to invest in the team, technology, and storytelling that bring this culture to life and differentiate us in the market. Our digital and social media presence, built with an employee first lens, highlights the experiences and impact of our people and strengthens our visibility as an employer of choice.

In 2025, our talent acquisition efforts reached 1.5 million unique prospects; investments like this help us maintain a targeted pipeline of skills-based talent. Fifteen percent of career site visitors who engaged with our blog content applied for a role, and one in five hires came through engagement features built into our career site technology. Our programmatic hiring strategy, supported by technology driven efficiencies, continues to shorten time-to-find for new hires.

Once a new hire joins us, we engage with the employee to enable them for long-term success with a robust onboarding program, including sessions focused on our purpose and values, well-being and benefits offerings, and growth opportunities. Regardless of their role, team, or location, all employees have opportunities to make connections and build community, including informal networking, and formal mentoring and peer connection programs.

When our employees grow, our solutions thrive. We have tailored learning and development offerings for every stage of career, and every type of learner, ranging from experiential learning to informal learning and formal courses. In 2025, we delivered digital and instructor-led programs to build skills in various areas, including leadership, people management, project management, consulting, business development, finance, technology, collaboration, and innovation skills. To increase enterprise-wide access to industry-leading content, we also partnered with best-in-class providers like LinkedIn Learning, Pluralsight, Workday Learning, and Microsoft to provide our employees with self-paced digital learning programs. Alongside bringing our AI expertise and services to clients and partners, we invest in AI training programs that empower employees to take innovative approaches to client work and day-to-day operations. Integrating responsible AI practices, policies, and tools has delivered productivity gains, greater insights, and stronger collaboration by improving efficiency, creating a more agile work environment, and freeing up time for higher-value activities and strategic initiatives.

For managers and leaders, we offer programs that support their development and ensure they have the tools and resources they need to be effective, whether they are at an emerging, experienced, or senior level leaders. In 2025, we introduced a new enterprise-wide approach to continue building our pipeline of tomorrow’s leaders. This program provides a robust, shared framework for developing leaders in their current roles and preparing highly effective leaders for future roles, in line with our business objectives.

All employees participate in our Impact Conversations program which includes an annual performance appraisal with their manager, alongside regular feedback and coaching, and career growth planning. In addition, our anytime feedback process and recognition program empower employees to give and receive feedback from their peers, managers, and leaders at any point during the year.

Year on year, we experience voluntary employee turnover that is consistently below industry benchmarks. In 2025, our overall company turnover was 12.9% and when excluding our on-call team members, it was 9.4%.

Our approach has earned independent recognition. Over the past year, ICF was named to the Fortune list of America’s Most Innovative Companies; recognized by Forbes as one of America’s Best Employers for Company Culture; and included among the Best Companies to Work For by U.S. News & World Report. We were also recognized as a Best Place to Work by PRWeek and as an employer of choice across multiple categories by Newsweek.

Employee Well Being

Our well-being and total rewards team benchmarks externally and evaluates evolving workforce needs, incorporating insights from voluntary employee surveys. This process helps ensure that our offerings align with what employees value most. When surveyed, employees reported that the top three reasons they continue to work at ICF are the ability to work remotely, flexible work schedules, and strong relationships with co‑workers and managers.

We also conducted a survey to develop our 2026 benefits strategy. Based on this input, we expanded mental health resources, introduced a new medical coverage carrier to improve access and manage costs, enhanced reproductive and family health support, and hosted more than 30 educational webinars.

Of those surveyed, 95% reported that ICF’s mental health offerings improved their well-being. Our commitment to supporting employees holistically, regardless of location, reinforces our focus on fostering a resilient, engaged workforce that drives long-term success. Recognizing this approach, FlexJobs named ICF among its Top 100 Companies to Watch.

REGULATION

We provide our services to U.S. federal and state and local governments, as well as international government clients, and we are therefore subject to a variety of laws and regulations. Our failure to comply with the complex laws, rules, and regulations applicable to us could cause us to lose business and subject us to a variety of penalties and sanctions. Additionally, we are subject to various routine and non-routine governmental and other reviews, audits, and investigations, the results of which could affect our operating results and also subject us to penalties and sanctions. See “Item 1A. Risk Factors - Compliance Risks” for a more detailed description of the regulatory and compliance risks we face.

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

On an annual basis, Congress is required to approve appropriations bills that govern spending by each of the federal government agencies and departments we support. When Congress is, or Congress and the Administration are, unable to agree on budget priorities or specifics, and thus unable to pass annual appropriations bills on a timely basis, Congress typically enacts a continuing resolution. Continuing resolutions generally allow federal government agencies and departments to operate at spending levels based on the previous fiscal year. When agencies and departments operate on the basis of a continuing resolution, funding we expect to receive from clients for work we are already performing and for new initiatives may be delayed or canceled. Congress and the Administration have from time to time failed to agree on a continuing resolution, resulting in temporary shutdowns of non-essential federal government functions and our work on such functions. Failures by Congress and the Administration to enact appropriations bills in a timely manner can force federal government agencies and departments to shut down or to cancel, change, or delay the implementation of existing or new initiatives, which may result in the loss of revenue and profit, or the deferral of revenue and profit to later periods. There is also the possibility that Congress will fail to raise the U.S. debt ceiling when necessary which, in addition to resulting in federal government shutdowns, could significantly impact the U.S. and global economy, affecting the discretionary spending decisions of our non-governmental clients and affecting the capital markets and our access to sources of liquidity on terms that are acceptable to us. We have experienced delayed funding or shutdown of many parts of the federal government, including agencies, departments, programs, and projects we support, and such events in the future could have a substantial negative effect on our revenue, profit, and cash flows.

Budget compromises that may be needed for future fiscal years may continue to be extraordinarily difficult given the complicated political environment, a closely divided Congress, an increasing federal deficit, and debt load.

The budgets of many of our state and local government clients are also subject to similar divisions, risks, and uncertainties as are inherent in the federal budget process.

Government spending priorities may change in a manner adverse to our business.

We derived approximately 43%, 54%, and 55% of our revenue in 2025, 2024, and 2023, respectively, from contracts with federal government clients, and approximately 24%, 21%, and 21% of our revenue from contracts with state and local governments and international governments in 2025, 2024, and 2023, respectively. Expenditures by our federal government clients may be restricted or reduced by Administration or Congressional actions, by action of the Office of Management and Budget, or by action of individual agencies or departments. This may include impact to our revenue, profit, and cash flows as a result of changes by or changes in the priorities of the Administration. In addition, many state and local governments are not permitted to operate with budget deficits, and nearly all state and local governments face considerable challenges in balancing their budgets. Pursuant to the executive orders issued by the Administration and actions by the Department of Government Efficiency (“DOGE”), we received contract terminations and temporary stop-work orders primarily in the first and second quarters of 2025. We expect that, due to changing government budgeting and spending priorities, including necessary balancing of defense spending with civilian agency spending, and related disputes among Congress and the Administration, some of our government clients in the future may elect to terminate or issue stop-work orders with respect to our contracts or programs for which we perform services, delay payments due to us, eventually fail to pay what they owe us, and/or delay certain programs and projects. For some government clients, we may face a difficult choice: turn down (or stop) work due to budget uncertainty with the risk of damaging a valuable client relationship or perform work with the risk of not being paid in a timely fashion or perhaps at all. Federal, state and local government, and/or international government elections could also affect spending priorities and budgets at all levels of government. In addition, increased government deficits and debt, both domestic and international, may lead to reduced spending by agencies and departments on projects or programs we support.

Risks Related to THE Changing Business ENVIRONMENT IN WHICH WE OPERATE

As we develop new services, clients, and practices, enter new lines of business, and focus more of our business on providing a full range of client solutions, the additional demands that such growth places on our management and staff, information and operational systems, and cash flow may adversely affect the quality of our work, our operating margins, and our operating results.

As part of our corporate strategy, we are attempting to leverage our advisory services to sell our full suite of services across the life cycle of a policy, program, project, or initiative and we are regularly searching for ways to provide new services to clients. In addition, we seek to extend our services to new clients, lines of business, and select geographic locations, including outside the U.S., and capitalize on new cross-border opportunities. As we focus more on our delivery of a full range of consulting services from advisory through implementation and attempt to develop new services, clients, practice areas, and lines of business, these efforts could be unsuccessful and adversely affect our results of operations.

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

In addition, as we deploy AI-enabled solutions (including our proprietary ICF Fathom AI platform) and other technology-based offerings, we may face heightened risks related to performance errors, data rights, evolving regulatory requirements, and increased client scrutiny, any of which could increase costs, delay delivery, result in disputes or liability, and harm our reputation.

RISKS RELATED TO THE GOVERNMENT CONTRACTS BUSINESS

Maintaining our client relationships and professional reputation is critical to our ability to successfully win new contracts and renew expired contracts, and failure to do so may inhibit our ability to secure future contracts, leading to decreased revenue and other adverse effects.

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

We believe that one of the elements of our success is our position as a prime contractor under GSA Schedule contracts and other IDIQ contracts, and we believe this position is important to our ability to sell our services to federal government clients. However, these contract vehicles require us to compete for each delivery order and task order, rather than having a more predictable stream of activity during the term of a multi-year contract. In addition, we may spend considerable cost and managerial time and effort preparing bids and proposals for contracts, delivery orders or task orders that we may not win. We may be unable to continue to obtain revenue from such contracts at current levels, or in any amount, in the future. To the extent that federal government agencies and departments choose to employ GSA Schedule contracts and other IDIQ contracts encompassing activities for which we are not able to compete or provide services, we could lose business, which would negatively affect our revenue and profitability. There may also be changes in the manner in which the GSA approaches procurement under the various GSA Schedule contract vehicles and other IDIQ contracts that may impact our ability to pursue and obtain awards of new or recompete opportunities. Further, efforts to streamline procurement or reduce spending may cause agencies to delay, reduce, or cancel planned task orders (or shift work to other contract vehicles), increase the use of more price-competitive procurement approaches at the task-order level, or increase compliance and reporting requirements, which could reduce our revenue, compress margins, and increase our costs.

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

Certain contracts contain provisions that allow our clients to terminate or modify these contracts at their convenience on short notice. When a client terminates one of our contracts for convenience, we will only bill the client for work completed prior to the termination, plus any commitments and settlement expenses that we may claim and the client agrees to pay, but not for any work not yet performed. In addition, many of our government contracts and task and delivery orders are incrementally funded as appropriated funds become available. The reduction or elimination of such funding can result in contract options not being exercised and further work on existing contracts and orders being curtailed. In any such event, we would have no right to seek lost fees or other damages. Certain contracts with international government clients may have more severe and/or different contract clauses than what we are accustomed to with federal and state and local government clients, such as penalties for any delay in performance. We have experienced clients terminating contracts on short notices, declining to exercise options under, and/or curtailing further performance under one or more of our major contracts, and additional actions could adversely affect our revenue and operating results.

Our relationships with other contractors are important to our business and, if disrupted, could cause us reputational damage or result in contract termination or other adverse effects on our business.

We derive a portion of our revenue from contracts under which we act as a subcontractor or from “teaming” arrangements in which we and other contractors jointly bid on particular contracts, projects, or programs. As a subcontractor or team member, we often lack control over fulfillment of a contract. Poor performance on the contract, whether resulting from our performance or the performance of another contractor, could tarnish our reputation, result in a reduction of the amount of our work under, or termination of, that contract or other contracts, and cause us to not obtain future work, even when we perform as required. Moreover, our revenue, profit, and operating results could be adversely affected if any prime contractor or teammate does not pay our invoices in a timely fashion, chooses to offer products or services of the type that we provide, teams with other companies to provide such products or services, or otherwise reduces its reliance upon us for such products or services.

PROFITABILITY RISKS

Our inability to accurately estimate or control our costs on our fixed price contracts may result in a decrease of our operating margins, and in some cases result in contract losses.

As described elsewhere in this Form 10-K, we have three principal types of contracts with our clients: fixed-price, time-and-materials, and cost-based. We derived 50%, 46%, and 45% of our total revenue from fixed-price contracts in 2025, 2024, and 2023, respectively. The percentage of work we perform on a fixed-price basis may increase in the future based on changes to the procurement approach of our clients. Under fixed-price contracts, we receive a fixed price irrespective of the actual costs we incur and, consequently, we realize a profit on fixed-price contracts only if we can control our costs and prevent cost overruns while meeting our contractual obligations.

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

Our commercial clients, which include clients outside the U.S., generated approximately 33%, 25%, and 24% of our revenue in 2025, 2024, and 2023, respectively. This reliance on commercial clients presents certain risks and challenges. For example, our commercial work is heavily concentrated in industries which can be cyclical, such as air transportation and environmental services. Demand for our services from our commercial clients has historically declined when their industries have experienced downturns, and we expect a decline in demand for our services when these industries or their customer bases experience downturns in the future.

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

Federal government audits have been completed on our incurred contract costs only through 2022 and 2023 for our NIH-cognizant indirect rates and through 2015 for our USAID-cognizant indirect rates, but audits for costs incurred on work performed since then have not yet been completed.

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

We face a constant risk of cybersecurity threats, whether from (i) deliberate attacks or unintentional events, including computer viruses, attacks by computer hackers, malicious code, cyber and phishing attacks, (ii) other electronic security breaches such as unauthorized access to our and our clients’ systems, and (iii) emerging technologies, including AI, which pose increasingly harder-to-detect threats. Any of these could lead to disruptions in critical systems, unauthorized releases of confidential or otherwise protected information, and/or corruption of data. The so-called “insider threat,” the introduction of unauthorized data and changes into systems by employees and contractors, is an increasingly present risk to be managed.

As a federal government contractor, we face a heightened risk of a security breach or disruption with respect to personally identifiable, controlled unclassified information, classified information, or otherwise protected data resulting from an attack by computer hackers, foreign governments, and/or cyber terrorists. Improper disclosure of this information could harm our reputation and affect our relationships with business partners, lead to legal exposure, or subject us to liability under laws, rules, and regulations that protect personal or other confidential data, resulting in increased costs or loss of revenue.

We have been the target of cyberattacks in the past and expect to continue to be a target in the future. As these security threats continue to evolve, including through the development and use of AI and other advanced machine learning, we may be required to devote additional resources to protect against, prevent, detect, and respond to cybersecurity attacks, system disruptions, and security breaches. Moreover, we also rely in part on third-party software and IT vendors to run our information systems. Any failure of these third-party systems, which are outside of our control but still impact us, could have similar adverse effects.

Impermissible use, misuse, or an improper disclosure of personal data or confidential information and breaches of, or disruptions to, our IT systems or those of our third-party providers, could adversely affect our business and could result in liability and harm to our reputation.

We and our vendors process increasingly large amounts of sensitive personal data (collectively, “Personal Data”) concerning our existing and potential employees, clients, client customers, vendors, or other third parties (collectively, “Data Subjects”), as well as handle confidential information on our clients’ behalf. Therefore, we must ensure that we, as well as our vendors, can comply and demonstrate compliance with the various countries’ and U.S. states’ privacy and data protection laws, rules, and regulations (collectively, “Privacy and Data Protection Laws”) in any location where we or our vendors process Data Subjects’ Personal Data. Privacy and Data Protection Laws often vary significantly, and the changes to existing laws and adoption of new, more rigorous laws occurs on an increasing basis. For example, the European Union’s (“E.U.”) General Data Protection Regulation (“GDPR”) requires us to meet stringent requirements regarding (i) our access, use, disclosure, transfer, protection, or other processing of Personal Data; and (ii) the ability of Data Subjects to exercise their related various rights such as to access, correct, or delete their Personal Data. The 2018 California Consumer Privacy Act (“CCPA”), which went into effect January 2020, imposes similar requirements. Over the last several years, many states have enacted new privacy laws, including Delaware, New Jersey, Maryland, New Hampshire, Tennessee, Minnesota, California, Colorado, and Virginia. More are likely to follow. Several privacy bills have also been introduced in Congress. Key markets in the Asia-Pacific region have also recently adopted GDPR-like legislation, including China’s new Personal Information Protection Law. Failure to meet Privacy and Data Protection Law requirements could result in significant civil penalties (including fines up to 4% of annual worldwide revenue under the GDPR) as well as criminal penalties. Privacy and Data Protection Law requirements also confer a private right of action in some countries, including under the GDPR. We may incur substantial costs associated with protecting Personal Data and maintaining compliance with the various Privacy and Data Protection Laws, including restrictions on international data transfers, particularly in light of the increasing scrutiny by supervisory authorities. These costs could adversely affect our results of operations. In addition, any inability, real or perceived, to adequately address privacy and data protection concerns, or to comply with applicable Privacy and Data Protection Laws, policies, industry standards, or contractual obligations could result in additional cost and liability to us, damage our reputation, negatively impact our ability to win new contracts or process Personal Data in certain geolocations, and otherwise adversely affect our business.

Systems and/or service failures could interrupt our operations, leading to reduced revenue and profit.

Any interruption in our operations or any systems failures, including, but not limited to: (i) the inability of our staff to perform their work in a timely fashion, whether caused by limited access to and/or closure of our and/or our clients’ offices or otherwise; (ii) the failure of network, software, and/or hardware systems; and (iii) other interruptions and failures, whether caused by us, a third-party service provider, unauthorized intruders/ hackers, computer viruses, the use of emerging technologies such as AI, natural disasters or extreme weather events, power shortages, terrorist attacks, or otherwise, could cause loss of data and interruptions or delays in our business or that of our clients, or both. In addition, the failure or disruption of mail, communications and/or utilities could cause an interruption or suspension of our operations or otherwise harm our reputation or business. Our property and business interruption insurance may be inadequate to compensate us for all losses that may occur as a result of any system or operational failure or disruption and, as a result, revenue, profits, and operating results could be adversely affected.

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

All of our acquisitions have involved purchase prices in excess of tangible asset values net of liabilities assumed, resulting in the creation of an increased amount of goodwill and other intangible assets. As of December 31, 2025, goodwill and purchased intangibles accounted for approximately 61% and 4%, respectively, of our total assets. Under U.S. generally accepted accounting principles, we do not amortize goodwill acquired in a purchase business combination. We evaluate the recoverability of recorded goodwill annually, as well as when events or circumstances indicate there may be an impairment or if we have a material change in reporting units. We have to date determined that goodwill has not been impaired; however, future events or changes in circumstances that result in an impairment of goodwill or intangible assets would have a negative impact on our profitability and operating results.

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

At our discretion, we borrow funds from our credit facility (the “Credit Facility”) under a credit agreement with a group of lenders. As of December 31, 2025, we had an aggregate of $401.4 million of outstanding indebtedness (net of unamortized debt issuance costs) that will mature on May 6, 2027. Subject to the limits contained in the agreements governing our Credit Facility, we may incur additional debt in the future to fund our ongoing operations as well as acquisitions. Our ability to pay interest and repay the principal for our indebtedness from time to time, as well as meet our financial and operating covenant requirements, is dependent upon our ability to, among other things, manage our business operations, and generate sufficient cash flows to service such debt. If we are unable to comply with the terms of our financing agreements or obtain additional required financing, this could ultimately result in a material adverse effect on our financial results and the value of our stock. Among other things, our debt could:

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

The Board has authorized, declared and paid regular dividends each quarter since 2018. The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the Board taking into account future earnings, cash flows, net income, dividend yield and other factors. Authorization of dividends by the Board is subject to adherence/compliance with our Credit Facility. The Board may, upon taking into consideration any of the foregoing or other relevant factors, decide to reduce the amount of, or not declare, dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment.

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

In addition, the federal government and other governments with which we do business may change their procurement practices or requirements, or adopt new contracting laws, rules, or regulations that could (i) be costly to satisfy, (ii) impair our ability to obtain new contracts and reduce our revenue and profit (such as by curtailing the use of services firms or increasing the use of firms with a “preferred status,” such as small businesses), or (iii) impose restrictions or prohibitions on us which may impact our business or our ability to return capital to our shareholders (such as through dividends, share repurchases, or other similar actions).

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

Our business operations are also subject to risks related to international trade. International trade disputes and general tensions arising from recent changes in international trade policies, including the United States’ actual and threatened imposition of new and increased tariffs against the U.K, the E.U., Canada, and other countries and such countries’ responses, have contributed to general economic uncertainty and disruptions to the U.S. and global economies. Tariffs and other trade restrictions could cause our clients to pause spending on discretionary projects, impact global supply chains, exacerbate inflationary pressures, or negatively affect credit markets. As a result, we may experience increased costs that we may be unable to pass onto our clients, a reduction in the demand for our services, and harm to our pricing leverage and ability to renegotiate long-term contracts, all or any of which may damage our reputation, reduce our profits, or otherwise adversely affect our financial condition.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

As discussed in the “Item 1A. Risk Factors – Privacy, Cybersecurity, Technology, and Data Protection Risks,” we face certain ongoing risks from cybersecurity threats and recognize the critical importance of effective cybersecurity risk management in today’s interconnected digital landscape. As part of our commitment to safeguarding our operations, sensitive data, and stakeholder trust, we have implemented robust cybersecurity practices and governance.

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

Notwithstanding the vigorous approach we take to cybersecurity, we may not always be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on us. To date, we have not identified cybersecurity risks, threats, or incidents that have materially affected us or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition.

Cybersecurity Governance and Oversight

Our Board, directly or through its committees, is responsible for the oversight of the Company’s overall enterprise risk management program, which includes cybersecurity risks. Our Audit Committee regularly reviews and evaluates cybersecurity risks and the procedures and policies implemented by management to identify, manage, and mitigate such risks.

Management is responsible for day-to-day assessment and management of cybersecurity risks. Our Chief Information Officer (the “CIO”) and the Chief Information Security Officer (the “CISO”) have primary oversight of material risks from cybersecurity threats. The CIO has over 30 years of professional experience across various engineering, business, and management roles and experience leading implementation of various IT infrastructure and systems. Our CISO has over 20 years of specific cybersecurity experience and is responsible for maintaining compliance with applicable security requirements. They have a combined tenure of several decades with the Company in various progressive management roles in information systems and technology and information security. They conduct regular meetings with the Audit Committee and the Board to communicate updates on cybersecurity risks, incidents, and mitigation efforts. The CISO and our security staff provide ongoing support to internal operations and oversight to our systems that offer services to our clients within our enterprise network. Our security staff is also augmented through an industry-recognized security operations center where systems are continuously monitored.

ITEM 2. PROPERTIES

We lease our offices and do not own any real estate. As of December 31, 2025, we leased approximately 208,274 square feet of office space at our corporate headquarters at 1902 Reston Metro Plaza, Reston, Virginia (in the Washington, D.C. metropolitan area) through May 2039 (the “Reston Office”). The Reston Office houses a portion of our operations and almost all of our corporate functions, including most of our staff within executive management, treasury, accounting, legal, human resources, business and corporate development, facilities management, information services, and contracts.

As of December 31, 2025, we had leases in place for approximately 814,808 square feet of office space in more than 60 office locations throughout the U.S. and around the world, with various lease terms expiring over the next thirteen years. We continually review our need for office space, and we believe that our current office space, as well as other future office space we expect to be able to obtain in the lease marketplace, will be sufficient to meet our office space needs.

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

Holders

As of February 20, 2026, there were 22 registered holders of record of our common stock. This number is not representative of the number of beneficial holders because many of the shares are held by depositories, brokers, or nominees.

Dividends

We currently expect to continue paying dividends comparable with our historic dividend payments. The declaration and payment of any dividends is at the sole discretion of our Board and is not guaranteed. Our Credit Facility contains certain restrictions related to the payment of cash dividends, requiring us to meet certain covenants prior to and after the declaration of any dividend.

Stock Performance Graph

The following graph compares the cumulative total stockholder return on our common stock from December 31, 2020 through December 31, 2025, with the cumulative total return on (i) the Nasdaq Composite, (ii) the Russell 2000 stock index, and (iii) the S&P 1500 companies having GICS Code 2020 Commercial & Professional Services.

The comparison below assumes an initial investment of $100.00 on December 31, 2020 in which all dividends (if any) are reinvested and all returns are market-cap weighted. The historical information set forth below is not necessarily indicative of future performance.

	Year Ended December 31,
	2020	2021	2022	2023	2024	2025
ICF International, Inc.	$100.00	$138.79	$134.81	$183.33	$163.61	$117.82
Nasdaq Composite	100.00	122.18	82.43	119.22	154.48	187.14
Russell 2000 Index	100.00	114.82	91.35	106.82	119.14	134.40
S&P Composite 1500 Commercial & Professional Services	100.00	126.16	114.03	134.51	156.69	149.33

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

On November 14, 2024, the Board approved an increase to the share repurchase program, including purchases pursuant to Rules 10b5-1 and 10b-18, to a new limit of $300.0 million, inclusive of the prior limit of $200.0 million. During the year ended December 31, 2025, we used $55.3 million to repurchase 563,988 shares under this program at an average price of $98.08 per share. As of December 31, 2025, $94.0 million of authority remained available for share repurchases.

Repurchases of Equity Securities

The following table summarizes the share repurchase activity for the three months ended December 31, 2025 for our share repurchase plan and shares purchased in satisfaction of employee tax withholding obligations related to the settlement of restricted stock units.

Period	Total Number of Shares Purchased (a)	Average Price Paid per Share (a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (b)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (b)
October 1 – October 31	—	$—	—	$111,742,998
November 1 – November 30	209,659	$80.78	208,358	$94,910,350
December 1 – December 31	11,243	$84.02	11,243	$93,965,514
Total	220,902	$80.94	219,601
a)
The total number of shares purchased includes any shares repurchased pursuant to our share repurchase program described further in footnote (b) below, as well as shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended December 31, 2025, we repurchased 219,601 under the stock repurchase program at an average price of $80.93 and 1,301 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $82.04 per share.
b)
The current share repurchase program authorizes share repurchases in the aggregate up to $300.0 million. The program and the authorized amount have no expiration date. Our Credit Facility permits annual share repurchases of at least $25.0 million provided that the Company is not in default of its covenants, and higher amounts provided that our Consolidated Leverage Ratio prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to a net liquidity of $100.00 million.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in Item 8.“Financial Statements and Supplementary Data” in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions, such as statements of our plans, objectives, expectations, and intentions. The cautionary statements made in this Annual Report on Form 10-K should be read as applying to all related forward-looking statements wherever they appear in this Annual Report on Form 10-K. Our actual results could differ materially from those anticipated in the forward-looking statements. Factors that could cause or contribute to our actual results differing materially from those anticipated include those discussed in Item 1A. “Risk Factors” and elsewhere in this Annual Report on Form 10-K. This section of this Annual Report on Form 10-K generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussions of 2024 items and year-to-year comparisons between 2024 and 2023 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed with the SEC on February 28, 2025, and is incorporated by reference into this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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
Health and Social Programs; and
•
Security and Other Civilian & Commercial.

We provide services to our diverse client base that deliver value throughout the entire life cycle of a policy, program, project, or initiative. Our primary services include:

•
Advisory Services;
•
Program Implementation Services;
•
Analytics Services;
•
Digital Services; and
•
Engagement Services.

Our clients rely on us because we combine broad institutional knowledge with the deep subject‑matter expertise of our highly trained staff, working together in multidisciplinary teams. Many of our client relationships span decades, giving us a nuanced understanding of their objectives and needs.

We serve both government and commercial clients. Our government work includes projects for federal, state, local, and international agencies, as well as subcontracted engagements performed for commercial clients whose end customers are government entities.

Our largest clients are U.S. federal government departments and agencies. Our federal government clients include every cabinet-level department, most significantly HHS, DoD, DoE, and DoT. Federal government clients generated approximately 43%, 54%, and 55% of our revenue in 2025, 2024, and 2023, respectively. The decrease in U.S. federal government revenue was primarily as a result of terminated contracts in 2025 due to the Administration’s changing priorities and the actions recommended by DOGE, as well as the disruption in the typical U.S. federal government procurement cycle. State and local government clients generated approximately 17%, 16%, and 16% of our revenue in each of 2025, 2024, and 2023, respectively. International government clients generated approximately 7%, 5%, and 5% of our revenue in 2025, 2024, and 2023, respectively.

We also serve a variety of commercial clients worldwide, including: airlines, airports, electric and gas utilities, health care companies, banks and other financial services companies, transportation, non-profits/associations, manufacturing firms, retail chains, and distribution companies. Our commercial clients, which include clients outside the U.S., generated approximately 33%, 25%, and 24% of our revenue in 2025, 2024, and 2023, respectively. The increase in commercial revenue was primarily due to higher commercial energy business in 2025.

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

BUSINESS COMBINATIONS

A key element of our growth strategy is to pursue acquisitions. During the previous three fiscal years, we completed the acquisitions summarized as follows:

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

We believe that the estimates, assumptions, and judgments involved in the accounting practices described below have the greatest potential impact on our financial statements and, therefore, consider them to be critical accounting policies. Significant accounting estimates are more fully described and discussed in “Note 2 - Summary of Significant Accounting Policies” in the “Notes to Consolidated Financial Statements” of this Annual Report on Form 10-K.

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

For cost-based contracts, we recognize revenue as a single performance obligation based on contract costs incurred, as we become contractually entitled to reimbursement of the contract costs, plus a most likely estimate of award or incentive fees earned on those costs even though final determination of fees earned occurs after the contractually stipulated performance assessment period ends. For the years ended December 31, 2025, 2024, and 2023, revenue from cost-based contracts totaled $138.2 million, $231.9 million, and $265.1 million, respectively.

For performance obligations requiring the delivery of a service or a product for a fixed price, we use the ratio of actual costs incurred to total estimated costs at completion (“EAC”) provided that costs incurred (an input method) represents a reasonable measure of progress towards the satisfaction of a performance obligation, in order to estimate the portion of total revenue earned. Contract costs that are not reflective of our progress toward satisfying a performance obligation are not included in the calculation of the measure of progress. We estimate the EAC by making certain assumptions and judgments such as the level of efforts from internal staff and/or subcontractors and cost of materials needed to complete the tasks. Our cost estimate is based on our prior experience and expertise in delivery of similar services, which allow us to make reasonable assumptions and estimates that are close to actual costs to complete the obligations; however, changes in the scope or complexity of work, availability of materials needed, or performance could cause a change in the EAC. We routinely review EACs for changes that could materially impact our measurement of progress toward completion of the performance obligations and adjust our revenue in the period that the changes occur. For product-delivery contracts in which their EACs exceed their contract value, we recognize the losses in the same period of determination. For the years ended December 31, 2025, 2024, and 2023, our revenue from contracts in which we use EACs totaled $453.8 million, $479.7 million, and $310.1 million, respectively.

Our contracts may include variable considerations such as award fees and incentives that may increase or decrease the transaction price. The actual amounts are typically determined and awarded at the end of a performance period and the final awarded amount is based on achieving certain performance metrics, program milestones, or cost targets at the customer’s discretion. We estimate variable consideration primarily by using the most likely amount method based on our prior history in providing the services to the customer or, if no history exists, we constrain the variable consideration until the initial determination by the customer.

Fair Value of Acquired Assets from Business Combinations

Our consolidated balance sheets as of December 31, 2025 and 2024 include $50.2 million and $88.2 million, respectively, of net intangible assets that were created through business acquisitions.

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

	Year ended December 31, 2025		Year ended December 31, 2024		Year ended December 31, 2023
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Markets:
Energy, environment, infrastructure, and disaster recovery	$979,137	52%	$934,399	46%	$805,942	41%
Health and social programs	620,731	33%	765,139	38%	814,789	42%
Security and other civilian & commercial	272,983	15%	320,249	16%	342,507	17%
Total	$1,872,851	100%	$2,019,787	100%	$1,963,238	100%

Our primary clients within the client markets are the agencies and departments of the federal government and commercial clients. Most of our revenue is from contracts on which we are the prime contractor, which we believe provides us with strong client relationships. In 2025, 2024, and 2023, approximately 86%, 87%, and 89% of our revenue, respectively, was from prime contracts.

Client type

The table below shows our revenue by type of client as a percentage of total revenue for the periods indicated. Certain immaterial revenue amounts in the prior years have been reclassified due to minor adjustments and reclassification within client type.

	Year ended December 31, 2025		Year ended December 31, 2024		Year ended December 31, 2023
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$809,073	43%	$1,088,607	54%	$1,084,047	55%
U.S. state and local government	322,956	17%	316,017	16%	309,516	16%
International government	119,131	7%	110,680	5%	103,446	5%
Government	1,251,160	67%	1,515,304	75%	1,497,009	76%
Commercial	621,691	33%	504,483	25%	466,229	24%
Total	$1,872,851	100%	$2,019,787	100%	$1,963,238	100%

Contract mix

Contract mix, which provides insight into the performance risks that we have assumed and, therefore, the predictability of our contract revenues and margins, varies from year to year due to numerous factors, including our business strategies and the procurement activities of our clients. Unless the context requires otherwise, we use the term “contracts” to refer to contracts and any task orders or delivery orders issued under a contract. There are three main types of contracts: time-and-materials contracts, fixed-price contracts, and cost-based contracts.

The following table shows the approximate percentage of our revenue for each of these types of contracts for the periods indicated. Certain immaterial revenue amounts in the prior years have been reclassified due to minor adjustments and reclassification within contract mix.

	Year ended December 31, 2025		Year ended December 31, 2024		Year ended December 31, 2023
(dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$802,013	43%	$855,533	42%	$811,911	41%
Fixed-price	932,659	50%	932,353	46%	886,200	45%
Cost-based	138,179	7%	231,901	12%	265,127	14%
Total	$1,872,851	100%	$2,019,787	100%	$1,963,238	100%

Payments we received on cost-based contracts with the federal government are provisional payments subject to adjustment upon audit by the government. Contract revenue for subsequent periods has been recorded in amounts that are expected to be realized on final audit and settlement of costs.

RESULTS OF OPERATIONS

The following table sets forth certain items from our consolidated statements of comprehensive income for the years ended December 31, 2025 and 2024 and expresses these items as a percentage of revenue for the periods indicated and the period-over-period rate of change in each of them. Our discussion of the items for the years ended December 31, 2024 and 2023 can be found in our Annual Report on Form 10-K for the year ended December 31, 2024, which was filed with the SEC on February 28, 2025.

Years Ended December 31, 2025 and 2024

(dollars in thousands)

	Year Ended December 31,				Year to Year Change
	2025	2024	2025	2024	2024 to 2025
	Dollars		Percentages		Dollars	Percent
Revenue	$1,872,851	$2,019,787	100.0%	100.0%	$(146,936)	(7.3)%
Direct Costs:
Direct labor & related fringe benefit costs	722,849	775,239	38.6%	38.4%	(52,390)	(6.8)%
Subcontractors and other direct costs	453,986	506,777	24.2%	25.1%	(52,791)	(10.4)%
Total Direct Costs	1,176,835	1,282,016	62.8%	63.5%	(105,181)	(8.2)%
Operating Costs and Expenses
Indirect and selling expenses	492,404	518,453	26.3%	25.7%	(26,049)	(5.0)%
Depreciation and amortization:
Depreciation and amortization	21,140	20,484	1.1%	1.0%	656	3.2%
Amortization of intangible assets acquired in business combinations	37,007	32,992	2.0%	1.6%	4,015	12.2%
Total Depreciation and Amortization:	58,147	53,476	3.1%	2.6%	4,671	8.7%
Total Operating Costs and Expenses	550,551	571,929	29.4%	28.3%	(21,378)	(3.7)%
Operating Income	145,465	165,842	7.8%	8.2%	(20,377)	(12.3)%
Interest, net	(30,833)	(29,590)	(1.6)%	(1.5)%	(1,243)	4.2%
Other (expense) income	(2,639)	1,806	(0.1)%	0.1%	(4,445)	(246.1)%
Income Before Income Taxes	111,993	138,058	6.0%	6.8%	(26,065)	(18.9)%
Provision for Income Taxes	20,405	27,888	1.1%	1.4%	(7,483)	(26.8)%
Net Income	$91,588	$110,170	4.9%	5.5%	$(18,582)	(16.9)%

Year ended December 31, 2025 compared to year ended December 31, 2024

Revenue. The decrease in revenue was driven by a reduction of $279.5 million from our U.S. federal government clients, primarily as a result of terminated contracts in 2025 due to the Administration’s changing priorities and the actions recommended by DOGE, as well as the disruption in the typical U.S. federal government procurement cycle. This decline was offset by increases of $117.2 million, $8.5 million, and $6.9 million from our commercial, international government, and U.S. state and local government clients, respectively.

The following were changes in revenue from our various client markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery client market revenues increased $44.7 million, or 4.8%, driven by increases of $106.8 million, $5.6 million, and $5.0 million from our commercial, international government, and U.S. state and local government clients, respectively, offset by a decrease of $72.7 million from our U.S. federal government clients as described above.
•
Health and Social Programs client market revenues decreased $144.4 million, or 18.9%, driven by a decrease of $156.6 million from our U.S. federal government clients as described above, offset by increases of $8.2 million, $3.2 million, and $0.8 million from our commercial, international government, and U.S. state and local government clients, respectively.
•
Security and Other Civilian & Commercial client market revenues decreased by $47.3 million, or 14.8%, driven by decreases of $50.2 million and $0.4 million from our U.S. federal government, as described above, and international government clients, respectively, offset by increases of $2.2 million and $1.1 million from our commercial and U.S. state and local government clients, respectively.

Revenue for the year ended December 31, 2025 includes subcontractor and other direct costs, which decreased $52.8 million, or 10.4%, and totaled $454.0 million and $506.8 million for the years ended December 31, 2025 and 2024, respectively, and the margin on such costs.

Direct costs. The decrease in direct costs was primarily a result of terminated U.S. federal government contracts during 2025. For the years ended December 31, 2025 and 2024, direct labor and related fringe benefit costs were 61.4% and 60.5% of total direct costs, respectively, and subcontractors and other direct costs were 38.6% and 39.5% of total direct costs, respectively. The total direct costs as a percentage of revenue was 62.8% for the year ended December 31, 2025 compared to 63.5% for 2024.

Indirect and selling expenses. The decrease in indirect and selling expenses was due to a reduction of $21.8 million in general and administrative costs and $4.2 million in indirect labor and associated fringe benefit costs. The reduction in costs was a result of our cost-reduction and operational efficiency initiatives to align our cost structure with current business conditions. As a percentage of total indirect and selling expenses, indirect labor and associated fringe costs were 73.9% and 71.0%, respectively, and general and administrative costs were 26.1% and 29.0%, respectively, for the years ended December 31, 2025 and 2024. As a percentage of revenue, indirect and selling expenses were 26.3% and 25.7% for the years ended December 31, 2025 and 2024, respectively.

Depreciation and amortization. The increase in amortization of intangible assets acquired in business combinations was primarily due to the amortization of intangible assets acquired in our acquisition of AEG in the fourth quarter of 2024.

Interest, net. The increase in interest, net was primarily due to our higher average debt balance of $513.3 million in 2025 compared to $474.0 million in 2024. The average interest rate was 5.6% in 2025 compared to 6.6% in 2024. Interest from our debt facilities was $29.2 million for the year ended December 31, 2025, compared to $31.8 million for 2024. We utilize floating-to-fixed interest rate swap agreements to hedge the variable interest portion of our debt, which decreased interest by $1.2 million and $6.2 million for the years ended December 31, 2025 and 2024, respectively. Inclusive of the impact of the swap agreements, our interest rate was 5.4% and 5.3% for years ended December 31, 2025 and 2024, respectively.

Other (expense) income. The change in other (expense) income was primarily due to $2.0 million of gains from divestiture of our commercial marketing business recognized during the year ended December 31, 2024, and the net impact of foreign currency losses of $2.5 million for the year ended December 31, 2025 compared to $0.2 million net gains for the same period in 2024, resulting from depreciation of the U.S. dollar against the Euro and British pound, the principal currencies in which we transact.

Provision for income taxes. The effective income tax rate for the years ended December 31, 2025 and 2024 was 18.2% and 20.2%, respectively. The decrease in provision for income taxes in 2025 was primarily due to tax benefits related to U.S. federal tax regulations promulgated under Section 987 of the Internal Revenue of 1986, as amended, which took effect in 2025 and which govern governing pre-transition period foreign exchange gains and losses derived from translation of operations, assets, and liabilities of non-U.S. qualified subsidiaries partially offset by valuations allowances established on certain equity-based compensation assets and excess foreign tax credits.

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated.

	Year ended December 31,
	2025	2024	2023
Net income	$91,588	$110,170	$82,612
Interest, net	30,833	29,590	39,681
Provision for income taxes	20,405	27,888	13,935
Depreciation and amortization	58,147	53,476	60,738
EBITDA	200,973	221,124	196,966
Impairment of long-lived assets (1)	—	3,583	7,666
Acquisition and divestiture-related expenses (2)	492	1,313	4,759
Severance and other costs related to staff realignment (3)	5,863	1,535	6,366
Charges and adjustments related to facility consolidations and office closures (4)	(138)	464	3,187
Pre-tax gain from divestiture of a business (5)	—	(2,013)	(5,712)
Total adjustments	6,217	4,882	16,266
Adjusted EBITDA	$207,190	$226,006	$213,232

(1)
Represents impairment of operating lease right-of-use and leasehold improvement assets associated with exit from certain facilities, and an intangible asset associated with exit of a business.
(2)
These are primarily third-party costs related to acquisitions and integration of acquisitions.
(3)
These costs are due to involuntary employee termination benefits for (i) our officers and (ii) a group of employees who have been notified that they will be terminated as part of a business reorganization or exit. For 2025, severance expense includes employee termination benefits as a direct result of contracts terminated for convenience during the year pursuant to executive orders issued by the Administration or actions recommended by DOGE and for which the Company was not reimbursed, or will not be reimbursed, by our federal government customers for these amounts.
(4)
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

The following table presents a reconciliation of U.S. GAAP Diluted EPS to Non-GAAP Diluted EPS for the periods indicated:

	Year ended December 31,
	2025	2024	2023
U.S. GAAP Diluted EPS	$4.95	$5.82	$4.35
Impairment of long-lived assets	—	0.19	0.40
Acquisition and divestiture-related expenses	0.02	0.07	0.25
Severance and other costs related to staff realignment	0.32	0.08	0.33
Charges and adjustments related to facility consolidations and office closures (1)	(0.01)	0.06	0.24
Pre-tax gain from divestiture of a business	—	(0.11)	(0.30)
Amortization of intangible assets acquired in business combinations (2)	2.00	1.74	1.87
Income tax effects of the adjustments (3)	(0.51)	(0.40)	(0.64)
Non-GAAP Diluted EPS	$6.77	$7.45	$6.50

(1)
These are office closure charges and adjustments previously included in Adjusted EBITDA and accelerated depreciation related to fixed assets for planned office closures.
(2)
The amortization of intangible assets acquired from business combinations totaled $37.0 million, $33.0 million, and $35.5 million for the years ended December 31, 2025, 2024, and 2023, respectively.
(3)
Income tax effects were calculated using the effective tax rate, adjusted for discrete items, if any, of 22.2%, 20.2% and 22.8% for the years ended December 31, 2025, 2024, and 2023, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. Short-term liquidity requirements are created by our use of funds for working capital, capital expenditures, debt service, dividends, and share repurchases. We expect to meet these requirements through a combination of our cash and cash equivalents at hand, cash flow from operations, and borrowings. Our primary source of borrowings is from our Credit Facility, as described in “Note 8 - Debt” in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. As of December 31, 2025, we had $550.0 million of unused borrowing capacity available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program. Should the need arise, we intend to further increase our borrowing capacity in the future to provide us with adequate working capital to continue our ongoing operations.

We have entered into floating-to-fixed interest rate swap agreements for a total notional value of $175.0 million to hedge a portion of our floating-rate Credit Facility. The interest rate swaps will expire in 2030, but we may consider entering into additional swap agreements prior to the expiration of these existing hedges. As of December 31, 2025, the percentage of our fixed-rate debt to total debt from our Credit Facility was 43%.

We provide support services to the U.S. federal government and a prolonged federal government shutdown of non-essential functions may affect our ability to generate cash from that business to certain degrees. There are other conditions, such as the ongoing wars in Ukraine, instabilities in the Middle East, and volatility in global trade (including the imposition of tariffs), that create uncertainty in the global economy, which in turn may impact, among other things, our ability to generate positive cash flows from operations and our ability to successfully execute and fund key initiatives. However, our current belief is that the combination of internally generated funds, available bank borrowing capacity, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund ongoing operations, customary capital expenditures, quarterly cash dividends, share repurchases, and organic growth. Additionally, we continuously analyze our capital structure to ensure we have capital to fund future strategic acquisitions.

We continuously monitor the state of the financial markets to assess the availability of borrowing capacity under the Credit Facility and the cost of additional capital from both debt and equity markets. At present, we believe we will be able to continue to access these markets on commercially reasonable terms and conditions if we need additional capital in the near term.

Material Cash Requirements from Contractual Obligations. As of December 31, 2025, contractual obligations that require a material use of cash include payments of interest on our Credit Facility and operating lease obligations for facilities and equipment.

At December 31, 2025, our outstanding Credit Facility balance, net of unamortized debt issuance costs, was $401.4 million, which is expected to be refinanced prior to it becoming due upon maturity in 2027. We borrow funds under the Credit Facility at interest rates based on both the SOFR (i.e., 1, 3, or 6-month rates) and a fluctuating Base Rate (see “Note 8 - Debt” in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K). Assuming that our interest rate on the Credit Facility is the same as on December 31, 2025, we anticipate our interest payments on the debt to be approximately $20.7 million annually in 2026 and for each year thereafter. The estimates do not consider future drawdowns and repayments on the debt or changes in the variable interest rate, and actual interest may be different.

As of December 31, 2025, we have operating leases for facilities and equipment with remaining terms ranging from 1 to 13 years. Our current and long-term operating lease liabilities of $158.7 million at December 31, 2025 represent the present value of the minimum payments required under the non-cancellable leases, and the actual cash payments total $191.5 million. The operating lease payment obligations by year are further discussed in “Note 7 - Leases” in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

As of December 31, 2025, we also have finance leases for equipment and furniture with lease payment obligations through 2029 as discussed in “Note 7 - Leases” in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K. The current and long-term finance lease liabilities at December 31, 2025 of $11.3 million represent the present value of the minimum payments totaling $12.0 million.

Inflation. Our business and results of operations have not been materially affected by inflation and changing prices during the period presented and we do not expect to be materially affected in the future due to the nature of our business as a provider of professional services with contracts that can be negotiated with new prices.

Dividends. Cash dividends declared in 2025 were as follows:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 27, 2025	$0.14	March 28, 2025	April 14, 2025
May 1, 2025	$0.14	June 6, 2025	July 11, 2025
July 31, 2025	$0.14	September 5, 2025	October 10, 2025
October 30, 2025	$0.14	December 5, 2025	January 9, 2026

Cash Flows. The following table summarizes our cash flows from the years ended December 31, 2025, 2024, and 2023.

	Year ended December 31,
(in thousands)	2025	2024	2023
Net cash provided by operating activities	$141,870	$171,544	$152,383
Net cash used in investing activities	(21,511)	(74,805)	(3,673)
Net cash used in financing activities	(84,307)	(86,898)	(152,588)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,455	(473)	359
Net change in cash, cash equivalents, and restricted cash	$37,507	$9,368	$(3,519)

Net cash provided by operating activities for the year ended December 31, 2025 decreased by $29.7 million compared to 2024 primarily due to profitability of our contracts, our ability to invoice our customers and subsequent collection of cash, and the timing of vendor payments.

Net cash used in investing activities for the year ended December 31, 2025 was lower than 2024 by $53.3 million primarily due to our acquisition of AEG during the 2024 fiscal year.

The change in net cash used in financing activities was primarily due to higher net borrowings from our debt facilities, in part to fund additional share repurchases during the 2025 fiscal year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial market risks, the most predominant being fluctuations in interest rates for borrowings under the Credit Facility and foreign exchange rate risk.

Borrowings under the Credit Facility accrue interest at variable rates. We monitor interest rate fluctuations and outlooks as an integral part of our overall risk management program, which recognizes the unpredictability of financial markets and seeks to reduce potentially adverse effects of higher interest rates on our results of operations. As part of this strategy, we use interest rate swap arrangements to hedge a portion of our interest rate risk that effectively converts our variable rate debt to fixed rate debt. We do not use such instruments for speculative or trading purposes. Based on our borrowings under the Credit Facility, a 1% increase in interest rates would have increased interest expense by approximately $5.2 million and would have decreased our annual operating income and operating cash flows by a comparable amount. At December 31, 2025, we had six interest rate swap agreements with a total aggregate notional amount of $175.0 million to hedge against changes in interest rates and offset potential increases in interest expense. See “Note 10 - Derivative Instruments and Hedging Activities” in the “Notes to Consolidated Financial Statements” in this Annual Report on Form 10-K.

As a result of conducting business in currencies other than the U.S. dollar, we are subject to market risk with respect to adverse fluctuations in currency exchange rates. In general, our currency risk is mitigated largely by matching costs with revenues in a given currency. However, our exposure to fluctuations in other currencies against the U.S. dollar increases as a greater portion of our revenue is generated in currencies other than the U.S. dollar. We may have hedges in place to mitigate our foreign exchange risk related to our operations in Europe; however, given the amount of business conducted outside of the U.S., there is some risk that revenue and profits will be affected by foreign currency exchange rate fluctuations.

We use a sensitivity analysis to assess the impact of movement in foreign currency exchange rates on revenue. During the year ended December 31, 2025, approximately 8% of our revenue was generated from our international operations based on the location to which a contract was awarded. As a result, a 10% increase or decrease in the value of the U.S. dollar against all currencies would have an estimated impact on revenue of approximately 1%, or $15.9 million. Actual gains and losses in the future could differ materially from this analysis based on the timing and amount of both foreign currency exchange rate movements and our actual exposure.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated financial statements of ICF International, Inc. and subsidiaries are provided in Part IV in this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Based on an evaluation under the supervision and with the participation of the Company’s management, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, were effective as of December 31, 2025 to provide reasonable assurance that information required to be disclosed in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting (as such term is defined as of December 31, 2025 in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the criteria set forth in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the assessment, management has concluded that its internal control over financial reporting was effective as of December 31, 2025.

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

Changes in Internal Control Over Financial Reporting. There were no material changes in our internal control over financial reporting during the fourth quarter of 2025 which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

During the three months ended December 31, 2025, none of our directors or officers entered into, modified, or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” in each case, as defined in Item 408 of Regulation S-K.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Insider Information and Securities Trading

We have an Insider Information and Securities Trading policy and procedures (the “Policy”) governing the purchase, sale and/or other disposition of our securities by our directors, officers, and employees, or by us, that we believe are reasonably designed to promote compliance with insider trading laws, rules, and regulations, and listing standards applicable to us. A copy of the Policy was filed as Exhibit 19.0 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Other information required by this item will be included in our Proxy Statement for the 2026 Annual Meeting of Stockholders (the “2026 Proxy Statement”) and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be included in the 2026 Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(1)
Financial Statements

(2)
Financial Statement Schedules

The financial statement schedule of the Registrant and its subsidiaries for fiscal years 2025, 2024, and 2023 required by Item 15(a) (Schedule II, Valuation and Qualifying Accounts) is included in Item 8 of this Annual Report on Form 10-K:

Schedule II - Valuation and Qualifying Accounts	F-35

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

4.3

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.3 to the Company’s Form 10-K, filed February 25, 2022).

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

10.14	Severance Letter Agreement by and between the Company and Sergio J. Ostria, dated March 6, 2012 (Incorporated by reference to Exhibit 10.18 to the Company’s Form 10-K, filed on March 8, 2016). +

10.15	Amended and Restated Credit Agreement, dated May 6, 2022 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 6, 2022).

10.16	First Amendment to Amended and Restated Credit Agreement, dated May 17, 2023 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed May 19, 2023).

10.17	Second Amendment to Amended and Restated Credit Agreement, dated November 6, 2023 (Incorporated by reference to Exhibit 10.17 to the Company's Form 10-K dated February 28, 2024).

10.18	Lease Agreement between ICF Consulting Group, Inc. and CRS Plaza II, LLC, dated as of October 24, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed October 30, 2019).

19.1	Insider Trading Policy (Incorporated by reference to Exhibit 19.0 to the Company’s Form 10-K, filed February 28, 2025).

21.0	Subsidiaries of the Registrant.*

23.1	Consent of Grant Thornton LLP.*

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a).*

32.1	Certifications of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2	Certifications of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

97.0	Compensation Recovery Policy (Incorporated by reference to Exhibit 97.0 to the Company’s Form 10-K, filed February 28, 2024).

101

The following materials from the ICF International, Inc. Annual Report on Form 10-K for the year ended December 31, 2025 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements. *

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in Inline XBRL

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

February 27, 2026	ICF INTERNATIONAL, INC.
	By:	/s/ JOHN WASSON
John Wasson
Chair and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN WASSON	Chair, Chief Executive Officer, and Director (Principal Executive Officer)	February 27, 2026
John Wasson

/s/ BARRY BROADUS	Chief Financial Officer (Principal Financial Officer)	February 27, 2026
Barry Broadus

/s/ RANJIT CHADHA	Principal Accounting Officer	February 27, 2026
Ranjit Chadha

/s/ CAROLINE ANGOORLY	Director	February 27, 2026
Caroline Angoorly

/s/ MARILYN CROUTHER	Director	February 27, 2026
Marilyn Crouther

/s/ Dr. SRIKANT M. DATAR	Director	February 27, 2026
Dr. Srikant M. Datar

/s/ RANDALL MEHL	Director	February 27, 2026
Randall Mehl

/s/ SCOTT SALMIRS	Director	February 27, 2026
Scott Salmirs

/s/ MICHAEL J. VAN HANDEL	Director	February 27, 2026
Michael Van Handel

/s/ Dr. MICHELLE A. WILLIAMS	Director	February 27, 2026
Dr. Michelle A. Williams

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
ICF International, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and financial statement schedule listed under Item 15(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 27, 2026 expressed an unqualified opinion.

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

Our audit procedures related to the estimate of total costs to satisfy the performance obligation for contracts with revenue recognized using the cost-input method included the following, among others.

•
Tested the design and operating effectiveness of controls related to management’s review of estimate-at-completion analyses and the significant assumptions underlying the estimated total costs to complete.
•
Tested management’s process for developing, revising, and calculating EAC for a selection of contracts, evaluated key inputs and assumptions by comparing them to relevant evidence, including contract documents, rate of cost incurred to date, subcontractor agreements, customer correspondence, documentation related to contractual milestones or other documentation, relevant to estimated costs to be incurred.
•
Performed a lookback analysis of certain contracts completed during the year ended December 31, 2025 and comparing the EAC to the estimate of costs throughout the contract life cycle to assess the Company’s ability to develop reasonable estimates.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2000.

Arlington, Virginia
February 27, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

ICF International, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of ICF International, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated February 27, 2026 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Annual Report on Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Arlington, Virginia
February 27, 2026

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except share amounts)	December 31, 2025	December 31, 2024
ASSETS
Current Assets:
Cash and cash equivalents	$5,297	$4,960
Restricted cash	47,984	13,857
Contract receivables, net	237,996	256,923
Contract assets	186,684	188,941
Prepaid expenses and other assets	18,390	21,133
Income tax receivable	18,087	6,260
Total Current Assets	514,438	492,074
Property and Equipment, net	58,357	66,503
Other Assets:
Goodwill	1,252,207	1,248,855
Other intangible assets, net	81,555	111,701
Operating lease - right-of-use assets	106,274	115,531
Deferred tax assets	—	1,603
Other assets	37,340	30,086
Total Assets	$2,050,171	$2,066,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$123,524	$159,522
Contract liabilities	43,444	24,580
Operating lease liabilities	18,787	20,721
Finance lease liabilities	2,704	2,612
Accrued salaries and benefits	95,578	105,773
Accrued subcontractors and other direct costs	48,900	49,271
Accrued expenses and other current liabilities	71,340	86,701
Total Current Liabilities	404,277	449,180
Long-term Liabilities:
Debt	401,355	411,743
Operating lease liabilities - non-current	139,935	155,935
Finance lease liabilities - non-current	8,558	11,261
Deferred income taxes	6,837	—
Other long-term liabilities	60,727	55,775
Total Liabilities	1,021,689	1,083,894

Commitments and Contingencies (Note 17)

Stockholders’ Equity:
Preferred stock, par value $.001 per share; 5,000,000 shares authorized; none issued	—	—
Common stock, $.001 par value; 70,000,000 shares authorized; 24,378,749 and 24,186,962 shares issued; and 18,247,837 and 18,666,290 shares outstanding at December 31, 2025 and 2024, respectively	24	24
Additional paid-in capital	465,779	443,463
Retained earnings	956,077	874,772
Treasury stock, 6,130,912 and 5,520,672 shares at December 31, 2025 and 2024, respectively	(379,970)	(320,054)
Accumulated other comprehensive loss	(13,428)	(15,746)
Total Stockholders’ Equity	1,028,482	982,459
Total Liabilities and Stockholders’ Equity	$2,050,171	$2,066,353

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Comprehensive Income

	Years ended December 31,
(in thousands, except per share amounts)	2025	2024	2023
Revenue	$1,872,851	$2,019,787	$1,963,238
Direct costs	1,176,835	1,282,016	1,265,018
Operating costs and expenses:
Indirect and selling expenses	492,404	518,453	505,162
Depreciation and amortization	58,147	53,476	60,738
Total operating costs and expenses	550,551	571,929	565,900
Operating income	145,465	165,842	132,320
Interest, net	(30,833)	(29,590)	(39,681)
Other (expense) income	(2,639)	1,806	3,908
Income before income taxes	111,993	138,058	96,547
Provision for income taxes	20,405	27,888	13,935
Net income	$91,588	$110,170	$82,612

Earnings per share:
Basic	$4.97	$5.88	$4.39
Diluted	$4.95	$5.82	$4.35

Weighted-average common shares outstanding:
Basic	18,414	18,747	18,802
Diluted	18,516	18,925	18,994

Cash dividends declared per common share	0.56	0.56	0.56

Other comprehensive income (loss), net of tax	2,318	(3,861)	(3,752)
Comprehensive income, net of tax	$93,906	$106,309	$78,860

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2023	18,883	$23	$401,957	$703,030	4,906	$(243,666)	$(8,133)	$853,211
Net income	—	—	—	82,612	—	—	—	82,612
Other comprehensive loss	—	—	—	—	—	—	(3,752)	(3,752)
Equity compensation	—	—	14,861	—	—	—	—	14,861
Exercise of stock options	8	—	279	—	—	—	—	279
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	185	1	4,405	—	—	—	—	4,406
Net payments for stock buybacks	(230)	—	—	—	230	(23,489)	—	(23,489)
Dividends declared	—	—	—	(10,543)	—	—	—	(10,543)
Balance at December 31, 2023	18,846	$24	$421,502	$775,099	5,136	$(267,155)	$(11,885)	$917,585
Net income	—	—	—	110,170	—	—	—	110,170
Other comprehensive loss	—	—	—	—	—	—	(3,861)	(3,861)
Equity compensation	—	—	16,722	—	—	—	—	16,722
Exercise of stock options	2	—	107	—	—	—	—	107
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	202	—	5,132	—	—	—	—	5,132
Net payments for stock buybacks	(384)	—	—	—	384	(52,899)	—	(52,899)
Dividends declared	—	—	—	(10,497)	—	—	—	(10,497)
Balance at December 31, 2024	18,666	$24	$443,463	$874,772	5,520	$(320,054)	$(15,746)	$982,459
Net income	—	—	—	91,588	—	—	—	91,588
Other comprehensive income	—	—	—	—	—	—	2,318	2,318
Equity compensation	—	—	17,686	—	—	—	—	17,686
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	192	—	4,630	—	—	—	—	4,630
Net payments for stock buybacks	(610)	—	—	—	610	(59,916)	—	(59,916)
Dividends declared	—	—	—	(10,283)	—	—	—	(10,283)
Balance at December 31, 2025	18,248	$24	$465,779	$956,077	6,130	$(379,970)	$(13,428)	$1,028,482

The accompanying notes are an integral part of these statements.

ICF International, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Years ended December 31,
(in thousands)	2025	2024	2023
Cash Flows from Operating Activities
Net income	$91,588	$110,170	$82,612
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	(429)	1,673	1,164
Deferred income taxes and unrecognized income tax benefits	5,078	(24,336)	(17,634)
Non-cash equity compensation	17,686	16,722	14,861
Depreciation and amortization	58,147	53,476	60,738
Gain on divestiture of a business	—	(2,009)	(7,590)
Other operating adjustments, net	2,325	4,647	8,294
Changes in operating assets and liabilities, net of the effect of acquisitions:
Net contract assets and liabilities	25,369	14,668	(38,422)
Contract receivables	22,031	(49,538)	20,939
Prepaid expenses and other assets	2,944	3,496	18,579
Operating lease assets and liabilities, net	(8,366)	(4,755)	3,544
Accounts payable	(36,827)	24,152	(1,489)
Accrued salaries and benefits	(10,843)	18,048	2,175
Accrued subcontractors and other direct costs	(1,952)	4,353	(269)
Accrued expenses and other current liabilities	(13,019)	8,361	(4,757)
Income tax receivable and payable	(11,694)	(5,391)	9,277
Other liabilities	(168)	(2,193)	361
Net Cash Provided by Operating Activities	141,870	171,544	152,383

Cash Flows from Investing Activities
Payments for purchase of property and equipment and capitalized software	(21,659)	(21,430)	(22,337)
Payments for business acquisitions, net of cash acquired	—	(55,007)	(32,664)
Proceeds from divestiture of a business	—	1,985	51,328
Other investing, net	148	(353)	—
Net Cash Used in Investing Activities	(21,511)	(74,805)	(3,673)

Cash Flows from Financing Activities
Advances from working capital facilities	1,348,036	1,227,926	1,245,198
Payments on working capital facilities	(1,359,527)	(1,247,791)	(1,372,474)
Proceeds from other short-term borrowings	20,206	62,080	48,532
Repayments of other short-term borrowings	(24,768)	(66,408)	(41,653)
Receipt of restricted contract funds	—	1,251	7,672
Payment of restricted contract funds	—	(3,267)	(8,084)
Dividends paid	(10,356)	(10,507)	(10,537)
Net payments for stockholder issuances and share repurchases	(55,286)	(47,767)	(19,083)
Other financing, net	(2,612)	(2,415)	(2,159)
Net Cash Used in Financing Activities	(84,307)	(86,898)	(152,588)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	1,455	(473)	359

Net Change in Cash, Cash Equivalents, and Restricted Cash	37,507	9,368	(3,519)
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	18,817	9,449	12,968
Cash, Cash Equivalents, and Restricted Cash, End of Period	$56,324	$18,817	$9,449

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Interest	$29,278	$30,046	$34,093
Non-cash investing and financing transactions:
Tenant improvements funded by lessor	$—	$—	$568
Acquisition of property and equipment through finance lease	$—	$—	$337

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

Software assets, which were previously included within “Property and equipment, net” and “Other assets” on the Company’s consolidated balance sheets, have been reclassified and consolidated under “Other intangible assets, net”. To conform to the current year’s presentation, $1.6 million and $21.8 million, as of December 31, 2024, have been reclassified from “Property and equipment, net” and “Other assets”, respectively, to “Other intangible assets, net”.

Previously separate financial statement line items “Depreciation and amortization” and “Amortization of intangible assets” on the Company’s consolidated statements of comprehensive income have been combined under “Depreciation and amortization”.

Nature of Operations

The Company primarily provides consulting and technology services across several key domains: strategy and public policy, energy and environmental sustainability, and climate resilience; digital transformation including information technology (“IT”) modernization, cloud, cybersecurity, and data analytics; health and social programs such as public health and education; international development and capacity building; disaster management and recovery planning; transportation, aviation, and infrastructure; and marketing and strategic communications. These areas combine expertise in policy, technology, and program implementation to help organizations and governments address complex challenges and drive impactful outcomes.

The Company’s customers are primarily U.S. federal government departments and agencies, U.S. state (including territories) and local government departments and agencies, international governments, and commercial clients worldwide. The terms “federal” or “federal government” refer to the U.S. federal government, and “state and local” or “state and local government” refer to U.S. state (including territories) and local governments, unless otherwise indicated.

The Company, incorporated in Delaware, is headquartered in Reston, Virginia. It maintains additional offices throughout the world, including 49 offices in the U.S. and U.S. territories and 14 offices in key markets outside the U.S., including offices in the United Kingdom (“U.K.”), Belgium, Spain, India, and Canada.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting periods. Areas of the consolidated financial statements where estimates may have the most significant effect include valuation and lives of tangible and intangible assets, impairment of long-lived assets, accrued liabilities, revenue recognition (including estimates of variable considerations in determining the total contract price and allocation of performance obligations), the remaining costs to complete fixed-price contracts, bonus and other incentive compensation, stock-based compensation, reserves for tax benefits and valuation allowances on deferred tax assets, provisions for income taxes, collectability of receivables, and loss accruals for litigation. Actual results experienced by the Company may differ from management’s estimates.

Revenue Recognition

The Company enters into agreements with clients that create enforceable rights and obligations and for which it is probable that the Company will collect the consideration to which it will be entitled as services and solutions are transferred to the client. Except in certain narrowly defined situations, the Company’s contracts with its clients are written and revenue is generally not recognized on oral or implied arrangements. The Company recognizes revenue based on the consideration specified in the applicable agreement and excludes payments to customers and amounts collected on behalf of third parties. Accordingly, sales and similar taxes which are collected on behalf of third parties are excluded from the transaction price.

The Company evaluates whether two or more agreements should be accounted for as one single contract and whether combined or single agreements should be accounted for as more than one performance obligation. For most contracts, the client requires the Company to perform a number of tasks in providing an integrated output for which the client has contracted, and, hence, contracts of this type are tracked as having only one performance obligation since a substantial part of the Company’s promise is to ensure the individual tasks are incorporated into a combined output in accordance with contract requirements. When contracts have multiple performance obligations, the Company allocates the total transaction price to each performance obligation based on the estimated relative standalone selling prices of the promised services underlying each performance obligation. The Company generally provides customized solutions in which the pricing is based on specific negotiations with each client, and, in these cases, the Company uses a cost-plus margin approach to estimate the standalone selling price of each performance obligation. Certain contracts contain award fees, incentive fees, or other provisions that can either increase or decrease the transaction price. These variable amounts are generally awarded at the completion of a contractually stipulated performance assessment period based on the achievement of performance metrics, program milestones or cost targets, and the amount awarded may be subject to client discretion.

Variable consideration is estimated primarily by using the most likely amount method based on our prior history in providing the services to the customer or, if no history exists, the variable consideration is constrained until the initial determination by the customer. Once the Company selects a method to estimate variable consideration, it applies that method consistently over the performance assessment periods with changes in estimates resulting in cumulative catch-up adjustments in the period. Estimates of variable consideration will be constrained only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. The changes in estimates result in cumulative catch-up adjustments.

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

For time-and-materials contracts, the Company uses the right-to-invoice practical expedient to recognize revenue earned based on hours worked in contract performance at negotiated billing rates as the Company believes this amount is commensurate with the value transferred to the customer. Fixed-price level-of-effort contracts are substantially similar to time-and-materials contracts except that the Company is required to deliver a specified level of effort over a stated period of time. For these contracts, the Company determines the revenue earned using contract hours worked at negotiated bill rates as the Company delivers the contractually required workforce.

For certain cost-based contracts that meet the criteria for the right-to-invoice practical expedient to be used as the Company believes this amount is commensurate with the value transferred to the customer, the Company recognizes revenue based on the amount to which the Company has a contractual right to invoice which is typically costs incurred plus contractually-stipulated fixed fees. Cost-based contracts may include variable consideration which is allocated to the distinct periods in which they relate to and recognized in that period.

For series-services performance obligations, the Company measures progress using either a cost input measure, a time-elapsed output measure, or the right to invoice practical expedient.

For certain fixed-price contracts requiring the delivery of a product or service, the Company uses the percentage-of-completion method to estimate the amount of revenue, based on the ratio of actual costs incurred to total estimated costs, provided that costs incurred (an input method) represents a reasonable measure of progress towards the satisfaction of a performance obligation and transfer of control to the customer. This method provides a faithful depiction of the transfer of value to the client when the Company is satisfying a performance obligation that entails integration of tasks for a combined output, which requires the Company to coordinate the work of employees, subcontractors and delivery of other contract costs. Contract costs that are not reflective of the Company’s progress toward satisfying a performance obligation are not included in the calculation of the measure of progress. When this method is used, the changes in estimated costs to complete the obligations result in adjustments to revenue on a cumulative catch-up basis, which causes the effect of revised estimates for prior periods to be recognized in the current period. For the years ended December 31, 2025, 2024, and 2023, the Company recognized net favorable revenue adjustments of $8.1 million, $4.9 million, and $3.9 million, respectively. Changes in these estimates may routinely occur over contract performance for a variety of reasons, which include: changes in contract scope; changes in contract cost estimates due to unanticipated cost growth or reassessments of risks impacting costs; changes in estimated incentive or award fees; or performing better or worse than previously estimated. For certain fixed-price contracts in which the estimated cost to perform exceeds the consideration to be received, the Company accrues for the entire estimated loss during the period in which the loss is determined by recording additional direct contract costs.

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

For performance obligations that are satisfied over time, the Company recognizes the cost to fulfill contracts when incurred, unless the costs are within the scope of another topic in which case the guidance of that topic is applied. The Company evaluates incremental costs of obtaining a contract and, if they are recoverable from the client and relate to a specific future contract, they are deferred and recognized over contract performance or the estimated life of the customer relationship if renewals are expected. The Company has elected to apply the practical expedient to recognize these costs when incurred if the amortization period is one year or less.

Unfulfilled performance obligations (“UPO”) represent amounts expected to be earned on non-cancellable contracts or those that are cancellable, but the Company has determined to have substantive termination penalties. UPO does not include the value of negotiated, unexercised contract options, indefinite delivery/indefinite quantity and similar arrangements, which are considered as marketing offers.

The Company’s operating cycle for long-term contracts may be greater than one year and is measured by the average time between the inception and completion of those contracts. Contract-related assets and liabilities are classified as current assets and current liabilities if the performance obligations are expected to be completed within one year.

Cash and Cash Equivalents

The Company considers cash on deposit and any highly liquid investments with original maturities of three months or less when purchased to be cash and cash equivalents.

Restricted Cash

Restricted cash represents cash that is restricted as to usage due to contractual restrictions.

Contract Receivables, Net

Contract receivables represent amounts billed and due from clients and billable when there is an unconditional right to the consideration in accordance with respective contractual terms. The amounts are stated at their net realizable value. The Company estimates an allowance for expected credit loss to reflect the amount of receivables that will not be collected. The Company considers a number of factors in estimating the amount of the allowance, including knowledge of a client’s financial condition, its historical collection experience, and other factors relevant to assessing the collectability of the receivables. The Company has elected to use the practical expedient that allows for the assumption that current conditions as of the balance sheet date will persist through the remaining life of the contract receivables when developing reasonable and supportable forecasts as part of estimating the allowance for expected credit losses.

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

The Company performs its annual goodwill impairment test as of October 1. As its business is highly integrated and all of its components have similar economic characteristics, the Company has concluded it has one aggregated reporting unit at the consolidated entity level and performs the assessment at that level. The Company has the option to perform a qualitative assessment that determines if it is more likely than not that the estimated fair value of goodwill is greater than its carrying value and, if so, the Company may conclude that there are no indicators of impairment. If the Company concludes that an indicator exists, a quantitative test is performed by comparing the reporting unit’s fair value to the carrying amount and recognizing the difference as an impairment loss.

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

There was no impairment loss related to operating facility lease right-of-use assets and leasehold improvements recorded for the year ended December 31, 2025; however, during the years ended December 31, 2024 and 2023, the Company recognized impairment losses of $3.6 million and $6.8 million, respectively, related to operating facility lease right-of-use assets and leasehold improvements that it no longer used in ongoing operations. The impairment losses were included in indirect and selling expenses on the Company’s consolidated statements of comprehensive income.

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

Capitalized Software and Costs of Cloud Computing Arrangements

The Company capitalizes certain costs to develop, enhance, and upgrade internal-use software. Capitalized costs include external subcontract costs and payroll costs for employees directly associated with such activities. Once completed, the software is amortized on a straight-line basis over their expected economic life, typically lasting three to five years. The amounts are included as part of “Other intangible assets, net” on the consolidated balance sheets (see “Note 6 - Goodwill and Other Intangible Assets”).

The Company also capitalizes costs related to the implementation costs of cloud computing arrangements that are service contracts, and the amounts are included as part of “Other assets” on the consolidated balance sheets. These costs are amortized over the term of the hosting arrangement. As of December 31, 2025 and 2024, capitalized costs of cloud computing arrangements, net of accumulated amortization, totaled $2.0 million and $2.8 million, respectively.

Stock-Based Compensation

The Company recognizes stock-based compensation expense of awards given to employees and non-employee directors, including grants of stock options, restricted stock awards, restricted stock units (“RSUs”), and cash-settled restricted stock units (“CSRSUs”) on a straight-line basis over the requisite service period, which is generally the vesting period. The Company recognizes expenses for performance-based share awards (“PSAs”), which have both performance and service conditions, on a straight-line basis over a three-year performance period. Non-employee director awards are granted annually for board-related services and therefore expensed over the service period of one year.

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

The fair value of stock options, restricted stock awards, RSUs, PSAs, and non-employee director awards is estimated based on the fair value of a share of common stock at the grant date. The fair value of PSAs is also estimated using a Monte Carlo simulation model for the market-based performance period.

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

Derivative Instruments

Derivative instruments primarily include interest rate swaps. Derivative instruments designated as cash flow hedges are recorded on the consolidated balance sheets at fair value as of the reporting date and reclassified to earnings (to the same category as the item being hedged) in the period that the hedged instruments affect earnings, and the effective portion of the hedge is recorded in other comprehensive income (loss), net of tax, on the consolidated statements of comprehensive income and as part of cash flows from operating activities on the consolidated statements of cash flows. Management reviews the effectiveness of the hedges on a quarterly basis.

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

Other Comprehensive Income (Loss)

Other comprehensive income (loss) includes foreign currency translation adjustments and the changes in fair value of interest rate swaps designated as cash flow hedges, net of taxes.

Business Combinations

Acquisitions that meet the definition of a business in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 805, Business Combinations, are recorded using the acquisition method of accounting. Except for contract assets and contract liabilities, the Company recognizes and measures identifiable assets acquired, liabilities assumed, contingent purchase considerations, and any non-controlling interest as of the acquisition date at their fair values. Contract assets and contract liabilities from acquired contracts are measured as if the Company had originated the contracts. Adjustments to contingent purchase considerations subsequent to the acquisition date are recorded as part of earnings in the same period of the adjustment. The valuation of intangible assets is determined by using either a market, income, or cost approach. The excess, if any, of total consideration transferred in a business combination over the fair value of identifiable assets acquired, liabilities assumed and any non-controlling interest is recognized as goodwill.

Costs related to acquisitions include professional fees for legal, financial, and other advisory services and are expensed in the period in which they are incurred.

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

Certain financial instruments, including cash and cash equivalents, contract receivables, and accounts payable are carried at cost, which, due to their short maturities, approximates their fair values. The carrying value of the Company’s debt approximates the estimated fair value for debt with similar terms, interest rates, and remaining maturities currently available to companies with similar credit ratings (Level 2).

Concentration of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, derivative financial instruments, and contract receivables.

The majority of the Company’s cash transactions are processed through one U.S. commercial bank, and the accounts are insured up to $250,000 by the Federal Deposit Insurance Corporation. As of December 31, 2025 and 2024, the Company had $61.9 million and $9.3 million, respectively, of cash and restricted cash in its accounts that exceeded the insured limit.

As of December 31, 2025 and 2024, the Company held approximately $4.5 million and $4.6 million, respectively, of cash and restricted cash in foreign bank accounts.

The Company enters into derivative financial instruments with financial institutions that meet certain credit guidelines and limit its risks by continuously monitoring the credit rating of the institutions.

The Company’s receivables consist principally of amounts due from agencies and departments of the federal government, state and local governments, and international governments, as well as from commercial organizations. The credit risk, with respect to federal and other government clients, is limited due to the creditworthiness of the respective governmental entity. Receivables from commercial clients generally pose a greater credit risk, and, as a result, are subject to ongoing monitoring. The Company extends credit in the normal course of operations and does not require collateral from its clients. At December 31, 2025, the Company had one client who accounted for 13.8% of contract receivables, net, of which a portion of the outstanding invoices was paid subsequent to December 31, 2025 such that the contract receivables would have been below 10% of contract receivables, net. At December 31, 2024, there was no client that accounted for more than 10% of contract receivables, net.

Recent Accounting Pronouncements

Accounting Pronouncements Adopted

Financial Instruments - Credit Losses

In July 2025, the FASB issued Accounting Standards Update (“ASU”) 2025-05: Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). Under ASU 2025-05, entities may elect a practical expedient method for estimating the allowance for expected credit losses which assumes that the conditions as of the balance sheet date do not change for the remaining life of the asset when developing reasonable and supportable forecasts as part of estimating expected credit losses on current accounts receivable and contract assets. ASU 2025-05 is effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company early adopted the provisions of ASU 2025-05 during the third quarter of fiscal year 2025 and the adoption did not have any impact on the consolidated financial statements.

Income Taxes

In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires greater disaggregation of income tax rate and amounts paid by entities. ASU 2023-09 specifically requires all entities to disclose, on an annual basis, disaggregated domestic and foreign pre-tax income or loss from continuing operations and the disaggregated income tax expense or benefit by federal, state, and foreign components, and a tabular rate reconciliation, using both percentages and reporting currency amounts, of eight specific categories as well as any individual reconciling items that are equal to or greater than 5% of a threshold computed by multiplying pretax income or loss from continuing operations by the applicable federal rate. Additionally, the amendments also require disclosure of income taxes paid disaggregated by federal, state, and foreign jurisdictions as well as any individual jurisdictions over 5% of the total income taxes paid. ASU 2023-09 is effective for the Company for the 2025 fiscal year, with early adoption permitted. The amendments may be adopted on a prospective or retrospective basis. The Company adopted the provisions of ASU 2023-09 on a retrospective basis and, aside from additional disclosures (see “Note 13 - Income Taxes”), the adoption did not have any impact on the consolidated financial statements.

Accounting Pronouncements Not Yet Adopted

Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures

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

Intangibles - Goodwill and Other - Internal-Use Software

In September 2025, the FASB issued ASU 2025-06: Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”) which, among other things, removes the project development stage requirements and allows capitalization of internal-use software costs once (i) management has authorized and committed to funding the project and (ii) it is probable that the project will be completed and the software will be used as intended. ASU 2025-06 will be effective for the Company for the 2028 fiscal year, and interim reporting periods within those annual reporting periods, with early adoption permitted. The amendments may be adopted on a prospective, retrospective, or modified basis. The Company is currently evaluating the impact of the adoption of ASU 2025-06.

NOTE 3 - RESTRICTED CASH

The following table provides a reconciliation of cash and cash equivalents, and restricted cash reported within the consolidated balance sheets at December 31, 2025 and 2024 to the total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the years ended December 31, 2025, 2024, and 2023:

	December 31, 2025	December 31, 2024	December 31, 2023
Cash and cash equivalents	$5,297	$4,960	$6,361
Restricted cash (1)	51,027	13,857	3,088
Total cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$56,324	$18,817	$9,449
(1)
Restricted cash at December 31, 2025 includes $3.0 million of long-term restricted cash that is part of “Other assets” on the Company’s consolidated balance sheets.

Restricted cash is primarily related to the Company’s energy incentive business with public utility clients and restricted cash advances on certain programs.

NOTE 4 - CONTRACT RECEIVABLES, NET

Contract receivables, net consisted of the following as of December 31:

	2025	2024
Billed and billable	$241,129	$263,624
Allowance for expected credit losses	(3,133)	(6,701)
Contract receivables, net	$237,996	$256,923

The Company sells certain billed contract receivables in accordance with its Amended Master Receivables Purchase Agreement with MUFG Bank, Ltd. (“MUFG”) that are accounted for as sales under ASC 860, Transfers and Servicing (“ASC 860”). The receivables are sold without recourse and the Company does not retain any ongoing financial interest in the transferred receivables, other than providing servicing activities. The following is a reconciliation of billed contract receivables sold to MUFG, including billed contract receivables sold to MUFG and payments from customers collected on behalf of MUFG during the twelve months ended December 31, 2025 and 2024, and the balance of billed contract receivables not yet collected from customers as of December 31, 2025 and 2024, respectively:

	As of and for the Year Ended
	December 31, 2025	December 31, 2024
Beginning balance, billed contract receivables sold and not yet collected (1)	$25,966	$21,302
Billed contract receivables sold during the period (2)	439,550	634,081
Collections from customers during the period (2)	(427,310)	(629,417)
Ending balance, billed contract receivables sold and not yet collected (3)	$38,206	$25,966
(1)
The beginning balances represent billed contract receivables that were previously sold and derecognized by the Company but have not yet been collected from customers as of January 1, 2025 and 2024, respectively.
(2)
For the twelve months ended December 31, 2025 and 2024, the Company recorded net inflows of $12.2 million and $4.7 million, respectively, in its cash flows from operating activities from the sale of billed contract receivables.
(3)
The ending balances represent billed contract receivables that were sold and derecognized by the Company but have not yet been collected from customers as of December 31, 2025 and 2024, respectively.

The following is a reconciliation of cash collections from customers of billed contract receivables previously sold to MUFG, including collections from customers on behalf of MUFG of previously sold billed contract receivables and remittances of cash collections to MUFG during the twelve months ended December 31, 2025 and 2024, and the balance of cash collected but not yet remitted to MUFG as of December 31, 2025 and 2024, respectively:

	As of and for the Year Ended
	December 31, 2025	December 31, 2024
Beginning balance, cash collected but not yet remitted to MUFG (1)	$23,339	$21,796
Collections from customers during the period (2)	427,310	629,417
Remittances to MUFG during the period (2)	(446,809)	(627,874)
Ending balance, cash collected but not yet remitted to MUFG (3)	$3,840	$23,339
(1)
The beginning balances represent cash collected from customers on behalf of MUFG for billed contract receivables that were previously sold and derecognized by the Company but have not yet been remitted to MUFG as of January 1, 2025 and 2024, respectively.
(2)
For the twelve months ended December 31, 2025 and 2024, the Company recorded a net outflow of $19.5 million and a net inflow of $1.5 million, respectively, in its cash flows from operating activities from the collection of billed contract receivables that were sold but not yet remitted to MUFG.
(3)
The ending balances are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets.

The aggregate impact of the sale of billed contract receivables on the Company’s operating cash flows was a net outflow of $7.3 million and a net inflow of $6.2 million for the twelve months ended December 31, 2025 and 2024, respectively.

At December 31, 2025 and 2024, the amounts due to MUFG for cash collected and not yet remitted for certain billed contract receivables sold that did not qualify as sales under ASC 860 totaled $3.4 million and $7.9 million, respectively. These amounts are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets, and included within cash flows from financing activities on the Company’s consolidated statements of cash flows.

NOTE 5 - PROPERTY AND EQUIPMENT

Property and equipment consisted of the following at December 31:

	2025	2024
Leasehold improvements	$51,596	$53,096
Furniture and office equipment	26,143	28,182
Computer equipment	43,576	43,695
	121,315	124,973
Accumulated depreciation and amortization	(62,958)	(58,470)
Total property and equipment, net	$58,357	$66,503

Depreciation and amortization expense of property and equipment for the years ended December 31, 2025, 2024, and 2023 totaled $14.9 million, $16.0 million, and $18.4 million, respectively.

NOTE 6 - GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the fiscal years ended December 31 were as follows:

	2025	2024
Balance as of January 1	$1,248,855	$1,219,476
Add: Goodwill resulting from business combinations	380	30,200
Effect of foreign currency translation	2,972	(821)
Balance as of December 31	$1,252,207	$1,248,855

See “Note 15 - Acquisitions and Divestitures” for the details of the business combination and divestiture resulting in the changes in goodwill.

Other Intangible Assets

Other intangible assets consists of (i) intangible assets with definite lives previously acquired through mergers and acquisitions, purchased software, and internally-developed software (completed and in the process of completion), and (ii) a domain name with an indefinite life. The intangible assets with definite lives are amortized over periods ranging from approximately 1 to 12 years. The customer-related intangible assets, which consist of customer contracts, backlog, and non-contractual customer relationships, are amortized based on estimated cash flows and respective estimated economic benefit of the assets or straight-line over the estimated lives.

As of December 31, 2025, the weighted-average periods of amortization are as follows:

Customer-related	5.3 years
Software	5.0 years
Developed technology	6.5 years
Trade name	0.6 years
Total amortizable intangible assets	5.3 years

The carrying values of other intangible assets are as follows at December 31, 2025 and 2024:

	2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$187,837	$(143,674)	$44,163
Software	36,925	(23,321)	13,604
Developed technology	8,902	(2,904)	5,998
Trade name	1,570	(1,570)	—
Total amortizable intangible assets	235,234	(171,469)	63,765
Software in development	17,696	—	17,696
Intangible with indefinite life	94	—	94
Total other intangible assets	$253,024	$(171,469)	$81,555

	2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer-related	$188,410	$(108,215)	$80,195
Software	27,318	(18,204)	9,114
Developed technology	8,902	(1,279)	7,623
Trade name	1,570	(1,220)	350
Total amortizable intangible assets	226,200	(128,918)	97,282
Software in development	14,325	—	14,325
Intangible with indefinite life	94	—	94
Total other intangible assets	$240,619	$(128,918)	$111,701

Amortization expense of amortizable intangible assets for the years ended December 31, 2025, 2024, and 2023, totaled $43.2 million, $37.5 million, and $42.3 million, respectively. The estimated future amortization expense relating to amortizable other intangible assets is as follows:

Year ending December 31,
2026	$27,412
2027	11,458
2028	9,283
2029	5,631
2030	5,030
Thereafter	4,951
Total	$63,765

NOTE 7 - LEASES

The Company has operating and finance leases for facilities and equipment which have remaining terms ranging from 1 to 13 years. The leases may include options to extend the lease periods for up to 5 years at rates approximating market rates and/or options to terminate the leases within 1 year. The leases may also include a residual value guarantee or a responsibility to return the property to its original state of use. A limited number of leases contain provisions that provide for rental increases based on consumer price indices. The change in lease cost resulting from changes in these indices was included within variable lease cost.

The Company’s lease cost is recognized on a straight-line basis over the lease term and is primarily included within indirect and selling expenses on the consolidated statements of comprehensive income. Lease cost consisted of the following:

	Year Ended December 31,
	2025	2024	2023
Operating lease cost	$18,654	$22,085	$25,037
Finance lease cost - amortization of right-of-use assets	2,040	2,040	2,040
Finance lease cost - interest	429	519	602
Short-term lease cost	961	724	669
Variable lease cost	488	289	222
Sublease income	(621)	—	(28)
Total lease cost	$21,951	$25,657	$28,542

Future minimum lease payments under non-cancellable operating and finance leases as of December 31, 2025 were as follows:

	Operating	Finance
2026	$23,857	$3,041
2027	19,254	3,041
2028	16,162	2,985
2029	13,873	2,967
2030	13,293	—
Thereafter	105,094	—
Total future minimum lease payments	191,533	12,034
Less: Interest	(32,811)	(772)
Total lease liabilities	$158,722	$11,262

Lease liabilities - current	$18,787	$2,704
Lease liabilities - non-current	139,935	8,558
Total lease liabilities	$158,722	$11,262

Other information related to operating and finance leases is as follows:

	Year Ended December 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,407	$27,267
Financing cash flows from finance leases	$2,612	$2,522
Operating cash flows from finance leases	$429	$519
Right-of-use assets obtained in exchange for new operating lease liabilities	$3,544	$3,730
Weighted-average remaining lease term
Operating leases	11.0	11.4
Finance leases	4.0	5.0
Weighted-average discount rate
Operating leases	3.5%	3.5%
Finance leases	3.4%	3.4%

NOTE 8 - DEBT

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

Under the Restated Credit Agreement, the Company may, at its discretion, borrow funds under the Credit Facility at interest rates based on both term SOFR (i.e., 1-, 3-, or 6-month rates) and the Base Rate (as defined herein), plus their applicable margins. The Base Rate is a fluctuating rate of interest equal to the highest of (a) the Overnight Bank Funding Rate (as defined in the Restated Credit Agreement), plus 0.5%, (b) the Prime Rate (as defined in the Restated Credit Agreement) and (c) the Daily Simple SOFR Rate (as defined in the Restated Credit Agreement) plus 1%, all as then adjusted to include the Applicable Margin (as defined in the Restated Credit Agreement) as then in effect (and as determined pursuant to the then-current Consolidated Leverage Ratio). For the years ended December 31, 2025 and 2024, interest expense from debt facilities was $29.2 million and $31.8 million, respectively, and the average interest rate on borrowings under the Credit Facility was 5.6% and 6.6%, respectively. As a result of floating-to-fixed interest rate swaps (see “Note 10 - Derivative Instruments and Hedging Activities”), interest expense decreased by $1.2 million and $6.2 million for the years ended December 31, 2025 and 2024, respectively, and the average interest rate was 5.4% and 5.3% for the years ended December 31, 2025 and 2024, respectively.

The Credit Facility is collateralized by substantially all the assets of the Company and its material domestic subsidiaries and requires that the Company remain in compliance with certain financial and non-financial covenants including, but not limited to the Consolidated Leverage Ratio and the Consolidated Interest Coverage Ratio. The Credit Facility also includes other terms and conditions, covenants, and other provisions of the Restated Credit Agreement that are materially consistent with the Existing Credit Agreement. As of December 31, 2025, the Company was in compliance with all covenants.

As of December 31, 2025, the Company had unused borrowing capacity of $550.0 million from the available $600.0 million revolving line of credit. The unused borrowing capacity is inclusive of four outstanding letters of credit totaling $1.6 million.

As of December 31, 2025 and 2024, debt consisted of the following:

	December 31, 2025		December 31, 2024
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$200,250		$200,250
Delayed-Draw Term Loan		154,000		156,750
Revolving Credit		48,484		57,225
Total before debt issuance costs	5.6%	402,734	6.6%	414,225
Unamortized debt issuance costs		(1,379)		(2,482)
Total		$401,355		$411,743

Future scheduled repayments of debt principal are as follows:

Payments due by	Term Loan	Delayed-Draw Term Loan	Revolving Credit	Total
December 31, 2026	$—	$—	$—	$—
May 6, 2027 (Maturity)	200,250	154,000	48,484	402,734
Total	$200,250	$154,000	$48,484	$402,734

Debt Issuance Cost

The Company’s debt issuance costs are amortized over the term of indebtedness. Amortization of debt issuance costs totaling $1.1 million, $1.2 million, and $2.0 million was recorded for each of the years ended December 31, 2025, 2024, and 2023, respectively, and was included as part of interest, net, on the Company’s consolidated statements of comprehensive income.

NOTE 9 - REVENUE RECOGNITION

Disaggregation of Revenue

The Company disaggregates revenue from clients into categories that depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic and business factors. Those categories are: client markets, client type, and contract mix.

Client markets provide insight into the breadth of the Company’s expertise. In classifying revenue by client markets, the Company attributes revenue from a client to the market that the Company believes is the client’s primary market. The Company also classifies revenue by the type of client for which it does business, which is an indicator of the diversity of its client base. The Company attributes revenue generated as a subcontractor to the market or type of the ultimate client. For the years ended December 31, 2025, 2024, and 2023, the Company’s largest client was the Department of Health and Human Services with $415.5 million, $503.9 million, and $509.5 million of revenue, respectively. There was no other client with revenue greater than 5% of total revenue for the years ended December 31, 2025, 2024, and 2023. Disaggregation by contract mix provides insight in terms of the degree of performance risk that the Company has assumed. Fixed-price contracts are considered to provide the highest amount of performance risk as the Company is required to deliver a scope of work or level of effort for a negotiated fixed price. Time-and-materials contracts require the Company to provide skilled employees for negotiated fixed hourly rates. Since the Company is not required to deliver a scope of work, but merely skilled employees, it considers these contracts to be less risky than a fixed-price agreement. Cost-based contracts are considered to provide the lowest amount of performance risk since the Company is generally reimbursed for all contract costs incurred in performance of contract deliverables with only the amount of incentive or award fees (if applicable) dependent on the achievement of negotiated performance requirements.

The Company’s revenue by client market, client type, and contract mix are summarized below.

	Year ended December 31,
	2025	2024	2023
Client Markets:
Energy, environment, infrastructure, and disaster recovery	$979,137	$934,399	$805,942
Health and social programs	620,731	765,139	814,789
Security and other civilian & commercial	272,983	320,249	342,507
Total	$1,872,851	$2,019,787	$1,963,238

	Year ended December 31,
	2025	2024	2023
Client Type:
U.S. federal government	$809,073	$1,088,607	$1,084,047
U.S. state and local government	322,956	316,017	309,516
International government	119,131	110,680	103,446
Total Government	1,251,160	1,515,304	1,497,009
Commercial	621,691	504,483	466,229
Total	$1,872,851	$2,019,787	$1,963,238

	Year ended December 31,
	2025	2024	2023
Contract Mix:
Time-and-materials	$802,013	$855,533	$811,911
Fixed-price	932,659	932,353	886,200
Cost-based	138,179	231,901	265,127
Total	$1,872,851	$2,019,787	$1,963,238

Contract Assets and Liabilities:

Contract assets consist of unbilled receivables on contracts where revenue recognized exceeds the amount billed. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized on contracts.

The following table summarizes the contract balances as of December 31, 2025 and December 31, 2024:

	December 31, 2025	December 31, 2024	Change
Contract assets	$186,684	$188,941	$(2,257)
Contract liabilities (1)	(46,487)	(24,580)	(21,907)
Net contract assets (liabilities)	$140,197	$164,361	$(24,164)
(1)
Contract liabilities as of December 31, 2025 include $3.0 million of long-term contract liabilities that are part of “Other long-term liabilities” on the Company's consolidated balance sheets.

The net contract assets (liabilities) as of December 31, 2025 decreased by $24.2 million as compared to December 31, 2024, primarily due to the timing difference between the performance of services and billings to and payments from customers. There were no material changes to contract balances due to impairments or credit losses during the period. During the years ended December 31, 2025 and 2024, the Company recognized $20.6 million and $17.6 million in revenue related to the contract liabilities balance at December 31, 2024 and 2023, respectively.

Changes in Estimates on Contracts:

For the years ended December 31, 2025, 2024, and 2023, the aggregate net changes in estimates on contracts accounted under the percentage-of-completion method reflected increases of $14.8 million, $12.7 million, and $7.9 million, respectively, to “Operating income” on the Company’s consolidated statements of comprehensive income. The impact of the changes on the Company’s diluted earnings per share was $0.65, $0.54, and $0.36, respectively. The Company used its effective tax rates of 18.2%, 20.2%, and 14.4%, respectively, to calculate the impact on net income.

Revenue Adjustments from Previously Satisfied Performance Obligations:

For the years ended December 31, 2025 and 2024, the Company recognized $4.8 million, and $1.6 million, respectively, of revenue from previously satisfied performance obligations. For the year ended December 31, 2023, the Company reduced revenue by $1.4 million from previously satisfied performance obligations. The adjustments were primarily due to changes in the transaction prices and final performance determination of certain awards.

Unfulfilled Performance Obligations:

The Company had $0.7 billion in UPO as of December 31, 2025, of which approximately 66% relates to its contracts with U.S. federal government. During the year ended December 31, 2025, pursuant to the executive orders issued by the Administration or actions by the Department of Government Efficiency, the Company received notices for termination-for-convenience. The termination notices were received primarily in the first and second quarters of the 2025 fiscal year.

The Company expects to recognize the remaining UPO as revenue of approximately 74% by December 31, 2026, 91% by December 31, 2027, and the remaining thereafter.

NOTE 10 - DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

The Company uses interest rate swap agreements (the “Swaps”) to manage its variable interest rate risk associated with its borrowings under the Credit Facility. The Company does not use such instruments for speculative or trading purposes.

During the second and third quarters of the 2025 fiscal year, the Company executed a strategy that extended the term of the existing Swaps at a lower interest rate while maintaining the same overall notional value of each Swap. As a result of the amendment, $50.0 million will mature on February 28, 2030, $25.0 million will mature on June 26, 2030, and $100.0 million will mature on July 31, 2030. The Company has designated the modified Swaps as cash flow hedges. See “Note 8 - Debt” for details on the impact of the Swap on the Company’s interest rates. See “Note 11 - Fair Value” for the fair value of these Swaps.

For the years ended December 31, 2025 and 2024, the effect of the Swaps on the Company’s financial statements are as follows:

Cash Flow Hedging Derivatives	Total Gain (Loss) Recorded to AOCI		Amount of (Gain) or Loss Reclassified from AOCI into Income
	Year Ended December 31,
	2025	2024	2025	2024
Interest Rate Swaps	$(2,268)	$5,996	$(1,016)	$(6,244)

As of December 31, 2025, $0.6 million in unrealized losses from the Swaps are expected to be reclassified from AOCI into earnings within the next twelve months.

NOTE 11 - FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated financial statements are as follows:

	December 31, 2025
	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Company-owned life insurance policies	$—	$26,373	$—	$26,373	Other assets

Liabilities:
Interest swaps - current portion	$—	$615	$—	$615	Accrued expenses and other current liabilities
Interest swaps - long-term portion	—	2,060	—	2,060	Other long-term liabilities

	December 31, 2024
	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$825	$—	$825	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	129	—	129	Other assets
Company-owned life insurance policies	—	23,174	—	23,174	Other assets

Liabilities:
Interest swaps - current portion	$—	$15	$—	$15	Accrued expenses and other current liabilities
Interest swaps - long-term portion	—	153	—	153	Other long-term liabilities

Financial and non-financial instruments measured or re-measured at fair value on a non-recurring basis after initial measurement include certain impaired right-of-use assets from operating leases (see “Note 19 - Exit Activities”) using the discounted cash flows method with Level 3 inputs as of the impairment dates.

NOTE 12 - STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Accumulated other comprehensive (loss) income included the following:

	Foreign Currency Translation Adjustments	Changes in Fair Value of Interest Rate Hedge Agreements (1)(2)	Total
Accumulated other comprehensive (loss) income at January 1, 2023	$(14,056)	$5,923	$(8,133)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	4,158	(45)	4,113
Amounts reclassified from accumulated other comprehensive (loss) income	—	(6,982)	(6,982)
Effect of taxes	(2,797)	1,914	(883)
Total current period other comprehensive (loss) income	1,361	(5,113)	(3,752)
Accumulated other comprehensive (loss) income at December 31, 2023	(12,695)	810	(11,885)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(3,884)	5,996	2,112
Amounts reclassified from accumulated other comprehensive (loss) income	—	(6,244)	(6,244)
Effect of taxes	196	75	271
Total current period other comprehensive (loss) income	(3,688)	(173)	(3,861)
Accumulated other comprehensive (loss) income at December 31, 2024	(16,383)	637	(15,746)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	8,788	(2,268)	6,520
Amounts reclassified from accumulated other comprehensive (loss) income (3)	(4,094)	(1,016)	(5,110)
Effect of taxes	—	908	908
Total current period other comprehensive (loss) income	4,694	(2,376)	2,318
Accumulated other comprehensive (loss) income at December 31, 2025	$(11,689)	$(1,739)	$(13,428)

(1)
Represents the change in fair value of interest rate hedge agreements designated as cash flow hedges. The fair value of the interest rate hedge agreements was recorded in other comprehensive income, net of tax, and will be reclassified to earnings when earnings are impacted by the hedged items, as interest payments are made on the debt. See additional details of the hedge agreements in “Note 10 - Derivative Instruments and Hedging Activities”.
(2)
The Company expects to reclassify $0.6 million in unrealized gains related to the Change in Fair Value of Interest Rate Hedge Agreement from accumulated other comprehensive loss into earnings during the next 12 months.
(3)
During the first quarter of 2025, the Company reclassified $4.1 million of effect of taxes related to Foreign Currency Translation Adjustments from accumulated other comprehensive (loss) income into earnings in connection with Section 987 (“IRC 987”) of the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). See “Note 13 - Income Taxes”.

Share Repurchases

The Company’s current approved share repurchase program allows for share repurchases in the aggregate up to $300.0 million under approved share repurchase plans pursuant to Rules 10b5-1 and 10b-18 under the Exchange Act. The repurchase program and the authorized amount have no expiration date. On an annual basis, the Credit Facility (see “Note 8 - Debt”) permits share repurchases of at least $25.0 million provided that the Company is not in default of its covenants, and higher amounts provided that the Company’s Consolidated Leverage Ratio, prior to and after giving effect to such repurchases, is 0.50 to 1.00 less than the then-applicable maximum Consolidated Leverage Ratio and subject to the Company having net liquidity of at least $100.0 million after giving effect to such repurchases.

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

For the years ended December 31, 2025 and 2024, the Company used $55.3 million to repurchase 563,988 shares at an average price of $98.08 per share and $44.4 million to repurchase 327,321 shares at an average price of $135.77 per share, respectively, under this program. As of December 31, 2025, approximately $94.0 million of authority remained available under the share repurchase plan.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) under which one million shares have been authorized for issuance. The ESPP allows eligible employees to purchase shares of the Company’s common stock through payroll deductions up to $25,000 per calendar year, per Internal Revenue Services rules, over six-month offering periods at a discount not to exceed 5% of the market value on the date of each purchase period, and therefore the Company does not have any compensation expense related to the ESPP. For the years ended December 31, 2025 and 2024, employees purchased a total of 57,197 and 40,987 shares at an average purchase price of $80.96 and $125.20, respectively. At December 31, 2025 and 2024, there were 450,648 and 507,845 shares remaining available for future issuance under this plan.

NOTE 13 - INCOME TAXES

For the years ended December 31, 2025, 2024, and 2023, domestic and foreign income before income taxes is as follows:

	2025	2024	2023
Domestic	$106,297	$134,068	$83,742
Foreign	5,696	3,990	12,805
Income before income taxes	$111,993	$138,058	$96,547

Income tax expense consisted of the following for the years ended December 31:

	2025	2024	2023
Current:
Federal	$6,188	$41,276	$28,108
State	11,046	16,851	10,380
Foreign	1,955	1,647	2,247
Total current	19,189	59,774	40,735
Deferred:
Federal	4,937	(21,065)	(20,279)
State	(3,519)	(10,851)	(6,915)
Foreign	(202)	30	394
Total deferred	1,216	(31,886)	(26,800)
Income tax expense	$20,405	$27,888	$13,935

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and income tax purposes.

The Company’s provision for income taxes differs from the U.S. federal statutory tax rate of 21.0% due to the following reconciling items:

	Year Ended December 31,
	2025		2024		2023
	Amount	Percent	Amount	Percent	Amount	Percent
U.S. federal statutory tax rate	$23,521	21.0%	$28,992	21.0%	$20,359	21.0%
State and local income taxes, net of federal income tax effect (1)	6,004	5.4%	5,625	4.1%	6,194	6.4%
Foreign tax effects:
Puerto Rico:
Foreign branch tax	1,320	1.2%	1,384	1.0%	1,396	1.4%
Other	1,417	1.3%	2,140	1.5%	1,435	1.5%
Effect of changes in tax laws or rates enacted in the current period (2)	(4,458)	(4.0)%	—	—	—	—
Effect of cross-border tax laws:
Global intangible low-taxed income	97	0.1%	—	—	319	0.3%
Tax credits:
Research and development tax credits	(10,356)	(9.2)%	(14,934)	(10.8)%	(15,055)	(15.5)%
Foreign tax credits	(3,874)	(3.5)%	(3,120)	(2.3)%	(2,941)	(3.0)%
Other	(73)	(0.1)%	(526)	(0.4)%	(22)	—
Changes in valuation allowances	1,803	1.6%	2,281	1.7%	1,929	2.0%
Nontaxable or nondeductible items:
Share-based payments	409	0.4%	(2,376)	(1.7)%	(1,075)	(1.1)%
Capital loss (3)	—	—	—	—	(3,690)	(3.8)%
Worthless Stock deduction (4)	(93)	(0.1)%	—	—	(4,903)	(5.1)%
Excess compensation	2,183	1.9%	2,448	1.8%	1,666	1.7%
Other	(300)	(0.3)%	346	0.3%	(124)	(0.1)%
Changes in unrecognized tax benefits	2,967	2.6%	5,607	4.1%	8,447	8.7%
Other:	(162)	(0.1)%	21	—	—	—
Effective tax	$20,405	18.2%	$27,888	20.2%	$13,935	14.4%
(1)
State taxes in Virginia, Maryland, and the District of Columbia make up the majority (greater than 50 percent) of the tax effect in this category.
(2)
The 2025 provision for income tax includes a benefit recognized in the first fiscal quarter of 2025 from tax planning implemented in connection with the “transitional rules” governing unrealized foreign exchange gains and losses derived from translation of the operations, assets and liabilities of non-U.S. qualified subsidiaries provided by recently finalized U.S. federal tax regulations under IRC 987. The regulations under IRC 987 are effective for the Company for tax years beginning after December 31, 2024, and require computation of a pre-transition foreign currency gain or loss to be included in the determination of future taxable income or loss and an analysis of the various elections available to taxpayers. Based on the Company’s current analysis of the regulations and the available election to amortize its pre-2025 cumulative unrealized foreign exchange gains and losses impacting U.S. taxation of foreign earnings under Subpart F of the Internal Revenue Code, the Company recognized a non-cash deferred income tax benefit of $4.5 million related to its election to amortize its pre-transition foreign currency losses against taxable income over ten years.
(3)
During 2023, the Company restructured the ownership of its Canadian entities for tax purposes, resulting in a 3.8% decrease in the Company’s effective income tax rate for the year ended December 31, 2023.
(4)
During 2023, the Company liquidated one of its U.K. subsidiaries as part of the wind-down of its commercial marketing business, resulting in a reduction in the Company’s effective income tax rate of 5.1% for the year ended December 31, 2023.

Income taxes paid, net of refunds received, consisted of the following:

	2025	2024	2023
Federal	$15,000	$34,500	$9,850
State and local
Maryland	1,891	3,771	4,232
Virginia	1,785	4,000	1,855
District of Columbia	1,249	3,501	181
Other (1)	3,380	6,618	3,412
Total state and local	8,305	17,890	9,680
Foreign
U.K.	1,417	1,646	275
Other (2)	3,353	4,771	3,413
Total foreign	4,770	6,417	3,688
Total income taxes paid, net of refunds	$28,075	$58,807	$23,218

(1)
Primarily includes taxes paid to California, New York, New Jersey, and Texas.
(2)
Primarily includes taxes paid to Belgium and Puerto Rico.

The Company measures certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is 27.0%. Deferred tax assets (liabilities) consisted of the following at December 31:

	2025	2024
Deferred Tax Assets
Allowance for expected credit losses	$769	$1,648
Accrued paid time off	2,943	3,525
State net operating loss carryforward	436	456
Stock-based compensation	6,225	6,076
Deferred compensation	7,078	6,568
Foreign tax credits	8,757	8,151
State tax credits	1,776	1,923
Foreign exchange	2,603	4,345
Section 987 pretransition loss	4,012	—
Research tax credits	6,120	—
Foreign deferred	560	333
Accrued bonus	4,759	6,393
Capital loss	1,067	1,020
Facilities impairment	1,463	2,611
Capitalized research expenses	58,355	70,617
Depreciation	810	402
Accrued liabilities and other	513	1,364
Lease liabilities	49,253	54,263
	157,499	169,695
Less: Valuation Allowance	(11,044)	(9,627)
Total Deferred Tax Assets	146,455	160,068

Deferred Tax Liabilities
Payroll taxes	(878)	(939)
Unbilled revenue	(741)	(184)
Amortization	(107,154)	(108,009)
Deferred gain and other	(2,418)	(2,543)
Lease assets - right-of-use	(42,101)	(46,790)
Total Deferred Tax Liabilities	(153,292)	(158,465)
Total Net Deferred Tax Assets (Liabilities)	$(6,837)	$1,603

The Company’s 2022, 2023, and 2024 tax years remain subject to examination by the Internal Revenue Service for federal tax purposes. Certain significant state and foreign tax jurisdictions are also either currently under examination or remain open under the statutes of limitation and subject to examination for the tax years from 2021, 2022, 2023, and 2024.

On July 4, 2025, President Trump signed into law the One Big Beautiful Bill Act (the “OB3 Act”). The OB3 Act made permanent changes to certain key elements of the Tax Cuts and Jobs Act of 2017 (the “TCJA”), including 100% bonus depreciation, domestic research cost expensing, the business interest expense limitation, and the repeal of various clean energy tax credits. As a result, the OB3 Act impacted the Company’s income tax payables and deferred tax assets as of July 4, 2025, the date of enactment, via the reversal of approximately $32.0 million of deferred tax assets resulting from capitalized research expenses incurred through June 30, 2025. The reversal is reflected on the Company’s annual financial statements as of and for the year ended December 31, 2025. These capitalized research expenses are being recovered over their remaining useful lives as outlined in IRC 174A enacted via the OB3 Act.

As of December 31, 2025, the Company had gross state income tax credit carryforwards of approximately $1.7 million, which expire between 2025 and 2030. A deferred tax asset of approximately $1.3 million, net of federal benefit, has been established related to these state income tax credit carryforwards as of December 31, 2025.

The need to establish valuation allowances for deferred assets is based on a more-likely-than-not threshold that the benefit of such assets will be realized in future periods. Appropriate consideration has been given to all available evidence, including historical operating results, projections of taxable income, and tax planning alternatives. The Company concluded that a $0.4 million valuation allowance was required for tax attributes related to specified state jurisdictions, a $1.1 million valuation allowance was required for tax attributes related to capital loss carryforwards, a $0.7 million valuation allowance was required for certain equity-based compensation assets, and an additional $8.7 million valuation allowance was required against our U.S. foreign tax credit carryforwards.

The total amount of unrecognized tax benefits as of December 31, 2025 and 2024 was $24.7 million and $25.8 million, respectively, which includes $18.2 million and $15.0 million, respectively, of tax positions that, if recognized, would impact the effective rate. The unrecognized tax benefits and the related accrued interest are part of other long-term liabilities on the Company’s consolidated balance sheets.

The components of unrecognized tax benefits, excluding penalty and interest, are as follows at December 31:

	2025	2024
Section 41 tax credit	17,980	15,042
Section 174 expense capitalization	6,479	10,798
India transfer pricing	231	—
Total	$24,690	$25,840

The unrecognized tax benefit reconciliation, excluding penalty and interest, is as follows:

Unrecognized tax benefits at January 1, 2023	$145
Increase attributable to tax positions taken during a prior period	19,845
Increase attributable to tax positions taken during the current period	4,141
Unrecognized tax benefits at December 31, 2023	24,131
Decrease attributable to tax positions taken during a prior period	(4,597)
Increase attributable to tax positions taken during the current period	6,306
Unrecognized tax benefits at December 31, 2024	25,840
Decrease attributable to tax positions taken during a prior period	(4,767)
Increase attributable to tax positions taken during the current period	3,617
Unrecognized tax benefits at December 31, 2025	24,690

NOTE 14 - STOCK-BASED COMPENSATION

On June 1, 2023, the Company’s stockholders approved an amendment and restatement of the 2018 Omnibus Plan (the “2018 A&R Omnibus Plan”) which increased the number of shares available for issuance to 2,050,000 shares using stock options, stock appreciation rights, restricted stock, RSUs, performance units and PSAs, cash-based awards, and other stock-based awards to all key officers, key employees, and non-employee directors of the Company. As of December 31, 2025, the Company had approximately 785,433 shares available for grant under the A&R 2018 Omnibus Plan.

Stock-based compensation expense is included as part of direct costs and indirect and selling expenses on the consolidated statements of comprehensive income. The total stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023, the unrecognized compensation expense at December 31, 2025, and the weighted-average period to recognize the remaining unrecognized shares are as follows:

	Stock-Based Compensation Expense
	Recognized as of December 31,			Unrecognized as of December 31,
	2025	2024	2023	2025	Weighted Average Period to Recognize (years)
Restricted Stock Units	$11,256	$10,654	$9,413	$14,527	1.6
Cash-Settled Restricted Stock Units	4,291	8,341	8,061	6,015	1.6
Non-Employee Director Awards	1,019	972	1,029	476	0.4
Performance Shares	5,410	5,096	4,416	5,590	1.7
Total	$21,976	$25,063	$22,919	$26,608

The stock-based compensation expense is deductible for income tax purposes. The income tax expense reflects adjustments for differences between the stock-based compensation expense and the actual compensation included in award recipient’s gross income. For the year ended December 31, 2025, the Company recognized an additional $0.4 million of shortfall tax expense related to stock-based compensation. For the years ended December 31, 2024 and 2023, the Company recognized windfall tax benefits of $2.4 million, and $1.1 million, respectively, related to stock-based compensation.

Restricted Stock Units

RSUs generally have a vesting term of three years. On vesting the employee is issued one share of stock for each RSU awarded. The fair value of shares vested was $9.7 million, $10.3 million, and $7.3 million for the years ended December 31, 2025, 2024, and 2023, respectively.

A summary of the Company’s RSUs is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2023	284,826	$88.23
Granted	89,388	$110.80
Vested	(93,881)	$78.05
Cancelled	(21,815)	$94.01
Non-vested RSUs at December 31, 2023	258,518	$99.25
Granted	86,428	$153.22
Vested	(107,168)	$95.65
Cancelled	(26,807)	$109.79
Non-vested RSUs at December 31, 2024	210,971	$121.86
Granted	149,102	$84.94
Vested	(86,741)	$111.40
Cancelled	(10,453)	$110.20
Non-vested RSUs at December 31, 2025	262,879	$104.83	$22,424
RSUs expected to vest in the future	242,730	$105.26	$20,705

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $85.30 per share as of December 31, 2025.

Cash-Settled Restricted Stock Units

CSRSUs generally have a vesting term of three years. The fair value of CSRSUs vested and settled in cash for the years ended December 31, 2025, 2024, and 2023 was $6.4 million, $7.8 million and $7.9 million, respectively.

A summary of the Company’s CSRSUs is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested CSRSUs at January 1, 2023	188,419	$87.28
Granted	70,742	$110.65
Vested	(81,537)	$76.26
Cancelled	(19,040)	$91.94
Non-vested CSRSUs at December 31, 2023	158,584	$102.82
Granted	38,653	$153.15
Vested	(58,078)	$99.30
Cancelled	(9,424)	$114.93
Non-vested CSRSUs at December 31, 2024	129,735	$118.51
Granted	76,306	$84.89
Vested	(70,117)	$108.54
Cancelled	(10,327)	$115.34
Non-vested CSRSUs at December 31, 2025	125,597	$103.91	$10,713
CSRSUs expected to vest in the future	113,255	$104.54	$9,661

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $85.30 per share as of December 31, 2025.

Non-Employee Director Awards

The Company grants awards of registered shares to its non-employee directors on an annual basis under the A&R Omnibus Plan.

A summary of the non-employee director awards is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested RSUs at January 1, 2023	5,348	$94.79
Granted	8,211	$127.81
Vested	(9,457)	$109.14
Cancelled	—	$—
Non-vested RSUs at December 31, 2023	4,102	$127.81
Granted	6,618	$135.91
Vested	(7,414)	$131.43
Cancelled	—	$—
Non-vested RSUs at December 31, 2024	3,306	$135.91
Granted	12,484	$87.06
Vested	(9,770)	$103.53
Cancelled	—	$—
Non-vested RSUs at December 31, 2025	6,020	$87.16	$514
RSUs expected to vest in the future	6,020	$87.16	$514

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $85.30 per share as of December 31, 2025.

Performance Share Awards

The Company’s performance-based share program (the “Program”) provides for the issuance of PSAs to its senior management. Under the Program, the PSAs that the participant will receive depends on the Company’s achievement of two performance goals during two performance periods. The performance goals under the Program are based on (i) the Company’s compounded annual growth rate in EPS (adjusted to exclude certain items specified in the award’s agreement) during a two-year performance period (the “Initial Period”) and (ii) the Company’s cumulative total shareholder return relative to its peer group (“rTSR”) during a performance period from the first day of the performance period (typically January 1 of the year awarded) to the last day of the third year of the performance period (typically December 31). The PSAs will only be eligible to vest following the expiration of the three-year performance period. The actual shares vested will be subject to both continued employment by the Company (barring certain exceptions allowing for partial performance periods) and actual financial measures achieved. The final number of shares of common stock that will be issued to each participant at the end of the applicable performance period will be determined by multiplying the award by the product of two percentages: the first based on the Company’s EPS performance and the second based on the Company’s rTSR performance, subject to a minimum and maximum performance level. As of December 31, 2025, shares granted during 2023, 2024, and 2025 are within year three, two, and one of the performance periods, respectively, and therefore have not fully vested. A total of 38,079 shares granted in 2022 vested during 2025 after meeting the performance goals. As of December 31, 2025, a total of 99,342 shares granted in 2023 and 2024 are expected to vest in the future based on estimated financial measures achieved in the Initial Period and rTSR performance.

A summary of the Company’s PSAs is presented below:

	Number of Shares	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
Non-vested PSAs at January 1, 2023	120,687	$79.42
Granted	36,956	$115.67
Vested	(45,141)	$58.76
Cancelled	(6,934)	$61.49
Non-vested PSAs at December 31, 2023	105,568	$102.12
Granted	41,365	$143.97
Vested	(46,630)	$95.72
Cancelled	(4,198)	$114.91
Non-vested PSAs at December 31, 2024	96,105	$122.68
Granted	79,474	$77.34
Vested	(38,079)	$93.97
Cancelled	—	$—
Non-vested PSAs at December 31, 2025	137,500	$104.42	$11,729
PSAs expected to vest in the future	99,342	$101.00	$8,474

The aggregate intrinsic value in the preceding table is based on the Company’s closing stock price of $85.30 per share as of December 31, 2025.

The fair value of the awards is estimated on the grant date using a Monte Carlo simulation model due to the market condition for the rTSR component. The fair value assumptions using the Monte Carlo simulation model for awards granted in 2025, 2024, and 2023 were:

	2025	2024	2023
Dividend Yield	0.7%	0.4%	0.5%
Historical Volatility	32.5%	29.3%	33.6%
Risk-Free Rate of Returns	3.9%	4.4%	3.8%

NOTE 15 - ACQUISITIONS AND DIVESTITURES

Acquisitions

Applied Energy Group, Inc.

On December 31, 2024, the Company completed the acquisition of Applied Energy Group, Inc. (“AEG”), an energy technology and advisory services company, for $59.9 million in cash consideration. AEG provides a suite of integrated technology and advisory solutions to electric and gas utilities, state and local governments, and state energy offices nationwide which further enhance the Company’s service offering and client footprint.

As part of the allocation of the purchase consideration, the Company recorded the following:

Net working capital	$3,842
Property and equipment	55
Customer-related intangibles	20,000
Developed technology	5,000
Trade names and trademarks	350
Other, net	48
Goodwill	30,574
Purchase considerations	$59,869

Net working capital includes restricted cash of $5.4 million, accounts receivable of $4.4 million, contract assets of $2.6 million, accrued expenses of $6.6 million, accounts payable of $1.3 million, and other assets and liabilities of $0.7 million.

The allocation of the purchase consideration was finalized during the third quarter of the 2025 fiscal year.

The estimated useful lives of acquired intangible assets are as follows:

Customer-related intangibles	6.0 years
Developed technology	4.0 years
Trade names and trademarks	0.3 years

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

Divestitures

Commercial Marketing

On September 12, 2023, the Company completed the divesture of its U.S. commercial marketing business for $47.1 million in cash. The disposal of the commercial marketing business was not a major strategic shift that was significant to the Company’s operations and financial results. For the years ended December 31, 2024 and 2023, the Company recorded pre-tax gain of $2.0 million and $2.5 million, respectively, that are included within other income on the Company’s consolidated statements of comprehensive income.

Mobile and SMS Messaging Aggregator Business

On November 1, 2023, the Company completed the divesture of its Canadian mobile and Short Message Service (“SMS”) messaging aggregator business for $5.4 million in cash. The disposal of the mobile aggregation and SMS messaging aggregator business was not a major strategic shift that was significant to the Company’s operations and financial results. In connection with the sale, the Company recorded a pre-tax gain of $3.2 million that is included within other (expense) income on the Company’s consolidated statements of comprehensive income for the year ended December 31, 2023.

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

As of December 31, 2025, the PSAs granted during the year ended December 31, 2023 and 2024 met the related performance conditions for the initial performance period and were included in the calculation of diluted EPS; however, the PSAs granted during the year ended December 31, 2025 have not yet completed their initial two-year performance period and therefore were excluded in the calculation of diluted EPS.

There were 32,629, 518, and 1,925 of potentially dilutive shares of stock awards that were excluded from the calculation of weighted-average diluted share computations for the years ended December 31, 2025, 2024, and 2023, respectively, because they were anti-dilutive.

EPS, including the dilutive effect of stock awards for each period reported, is summarized below:

	2025	2024	2023
Net Income	$91,588	$110,170	$82,612

Weighted-average number of basic shares outstanding during the period	18,414	18,747	18,802
Dilutive effect of stock options, RSUs, and performance shares	102	178	192
Weighted-average number of diluted shares outstanding during the period	18,516	18,925	18,994

Basic earnings per share	$4.97	$5.88	$4.39
Diluted earnings per share	$4.95	$5.82	$4.35

NOTE 17 - COMMITMENTS AND CONTINGENCIES

Letters of Credit and Guarantees

At December 31, 2025 and 2024, the Company had open standby letters of credit totaling $1.6 million and $1.6 million, respectively, and guarantees of $7.0 million and $8.2 million issued by its banks. The letters of credit and guarantees were primarily for the Company’s facility leases and contract performance obligations. The open standby letters of credit reduce the Company’s unused borrowing capacity under its Credit Facility.

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

NOTE 18 - EMPLOYEE BENEFIT PLANS

Defined Contribution Plan

Effective June 30, 1999, the Company established the ICF Consulting Group Retirement Savings Plan (the “Retirement Savings Plan”). The Retirement Savings Plan is a defined contribution profit sharing plan with a cash or deferred arrangement under Section 401(k) of the Internal Revenue Code. Participants are able to elect to defer up to 70% of their compensation, subject to statutory limitations, and are entitled to receive 100% employer matching contributions for the first 3% and 50% for the next 2% of their compensation. The Company’s contribution expense for the years ended December 31, 2025, 2024, and 2023 was $26.1 million, $26.8 million, and $25.4 million, respectively.

Deferred Compensation Plan

Certain key employees of the Company are eligible to defer a specified percentage of their cash compensation to a non-qualified deferred compensation plan. Eligible employees may elect to defer up to 80% of their base salary and up to 100% of performance bonuses, reduced by any amounts withheld for the payment of taxes or other deductions required by law. Participants are always 100% vested in their account balances. The Company funds its deferred compensation liabilities by making cash contributions to a Rabbi Trust (the “Trust”) at the time the salary or bonus being deferred would otherwise be payable to the employee. As of December 31, 2025 and 2024, the deferred compensation liabilities to plan participants totaled $26.2 million and $24.3 million, respectively, which were materially funded by assets in the Trust.

NOTE 19 - EXIT ACTIVITIES

During the year ended December 31, 2023, the Company incurred and paid $2.5 million in retention and severance benefits related to the wind-down of its non-core commercial marketing and communication businesses in the U.K. and Belgium. The exit activity was completed as of December 31, 2023.

During the year ended December 31, 2023, the Company completed the divestitures of its non-core U.S. commercial marketing and Canadian mobile and SMS messaging aggregator businesses. As a result of these divestitures, the Company incurred and paid retention and severance benefits of $1.9 million for the year ended December 31, 2023, which was primarily recorded within direct costs.

As a result of these wind-down and divestitures, the Company also recorded $3.0 million related to right-of-use operating leases, accrued $2.4 million for other facility-related exit cost, and recorded impairment of $0.9 million related to a customer-related intangible from a prior acquisition.

NOTE 20 - SEGMENT INFORMATION AND GEOGRAPHIC DATA

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

The segment revenue, significant segment expenses, and segment profit are as follows:

	Year ended December 31,
	2025	2024	2023
Revenue	$1,872,851	$2,019,787	$1,963,238
Significant segment expenses:
Direct labor & related fringe benefit costs	722,849	775,239	730,322
Subcontractors & other direct costs	453,986	506,777	534,696
Indirect and selling expenses	492,404	518,453	505,162
Depreciation and amortization	21,140	20,484	25,277
Amortization of intangible assets acquired in business combinations	37,007	32,992	35,461
Interest expense	31,268	29,878	39,952
Provision for income taxes	20,405	27,888	13,935
Other segment expense (income) (1)	2,204	(2,094)	(4,179)
Net Income	$91,588	$110,170	$82,612

(1) Other segment expense (income) primarily includes interest income, gains/losses on foreign currency, and gains/losses on disposition of assets.

Other Segment Information and Geographic Data

Revenue is attributed to the country where the contract is awarded by the client. There was no single foreign country that individually accounted for 10% or more of total revenue for the years ended December 31, 2025, 2024, and 2023. The following table provides net revenue for the Company’s home country and foreign countries:

	Year ended December 31,
	2025	2024	2023
Revenue:
U.S.	$1,713,828	$1,869,105	$1,832,562
Other countries	159,023	150,682	130,676
Total revenue	$1,872,851	$2,019,787	$1,963,238

At December 31, 2025 and 2024, tangible long-lived assets were primarily held in the U.S. There was no single foreign country that, individually, held more than 10% of the total long-lived assets. The following table provides tangible long-lived assets held in the Company’s home country and in foreign countries:

	December 31,
	2025	2024
Long-lived assets:
U.S.	$55,670	$63,430
Other countries	2,687	3,073
Total long-lived assets	$58,357	$66,503

NOTE 21 - ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

Accrued expenses and other current liabilities consisted of the following at December 31:

	2025	2024
Client advances and restricted funds	$47,245	$32,350
Cash collected not yet remitted to purchaser of billed receivables	7,189	31,252
Other accrued expenses and current liabilities	16,906	23,099
Total accrued expenses and other current liabilities	$71,340	$86,701

Schedule II - Valuation and Qualifying Accounts

		Additions
Description	Beginning Balance	Charged to costs and expenses	Charged to other accounts	Deductions	Balance at end of period
Year ended December 31, 2023
Deducted from asset accounts:
Allowances for expected credit losses	$6,112	$1,164	$45	$(1,886)	$5,435
Valuation allowance for deferred tax assets	7,607	2,060	—	(646)	9,021
	$13,719	$3,224	$45	$(2,532)	$14,456
Year ended December 31, 2024
Deducted from asset accounts:
Allowances for expected credit losses	$5,435	$1,673	$(50)	$(357)	$6,701
Valuation allowance for deferred tax assets	9,021	1,578	—	(972)	9,627
	$14,456	$3,251	$(50)	$(1,329)	$16,328
Year ended December 31, 2025
Deducted from asset accounts:
Allowances for expected credit losses	$6,701	$(429)	$43	$(3,182)	$3,133
Valuation allowance for deferred tax assets	9,627	1,438	—	(21)	11,044
	$16,328	$1,009	$43	$(3,203)	$14,177