Form 10-Q
period 2026-03-31
ICF International, Inc.
filed 2026-05-07
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 1, 2026, there were 18,104,180 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED MARCH 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	March 31, 2026
(in thousands, except share and per share amounts)	(Unaudited)	December 31, 2025
ASSETS
Cash and cash equivalents	$3,883	$5,297
Restricted cash	49,357	47,984
Accounts receivable, net	239,999	237,996
Contract assets	192,231	186,684
Prepaid expenses and other current assets	19,920	18,390
Income tax receivable	19,055	18,087
Total Current Assets	524,445	514,438
Property and Equipment, net	55,393	58,357
Goodwill	1,251,427	1,252,207
Other intangible assets, net	73,644	81,555
Operating lease - right-of-use assets	102,844	106,274
Other assets	45,223	37,340
Total Assets	$2,052,976	$2,050,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$93,252	$123,524
Contract liabilities	44,635	43,444
Lease liabilities - current	19,652	21,491
Accrued salaries and benefits	65,694	95,578
Accrued subcontractors and other direct costs	45,673	48,900
Accrued expenses and other current liabilities	86,100	71,340
Total Current Liabilities	355,006	404,277
Debt	439,184	401,355
Lease liabilities - non-current	143,466	148,493
Deferred income taxes	15,375	6,837
Other long-term liabilities	68,036	60,727
Total Liabilities	1,021,067	1,021,689

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 24,513,156 and 24,378,749 shares issued at March 31, 2026 and December 31, 2025, respectively; 18,117,062 and 18,247,837 shares outstanding at March 31, 2026 and December 31, 2025, respectively	24	24
Additional paid-in capital	470,476	465,779
Retained earnings	974,042	956,077
Treasury stock, 6,396,094 and 6,130,912 shares at March 31, 2026 and December 31, 2025, respectively	(398,536)	(379,970)
Accumulated other comprehensive loss	(14,097)	(13,428)
Total Stockholders’ Equity	1,031,909	1,028,482
Total Liabilities and Stockholders’ Equity	$2,052,976	$2,050,171

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands, except per share amounts)	2026	2025
Revenue	$437,500	$487,618
Direct Costs	270,637	302,542
Operating costs and expenses:
Indirect and selling expenses	118,827	131,891
Depreciation and amortization	13,180	14,795
Total operating costs and expenses	132,007	146,686
Operating income	34,856	38,390
Interest, net	(6,709)	(7,337)
Other expense	(757)	(1,052)
Income before income taxes	27,390	30,001
Provision for income taxes	6,868	3,150
Net income	$20,522	$26,851

Earnings per Share:
Basic	$1.12	$1.45
Diluted	$1.12	$1.44

Weighted-average Shares:
Basic	18,242	18,506
Diluted	18,347	18,613

Cash dividends declared per common share	$0.14	$0.14

Other comprehensive loss, net of tax	(669)	(2,713)
Comprehensive income, net of tax	$19,853	$24,138

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2026	18,248	$24	$465,779	$956,077	6,130	$(379,970)	$(13,428)	$1,028,482
Net income	—	—	—	20,522	—	—	—	20,522
Other comprehensive loss	—	—	—	—	—	—	(669)	(669)
Equity compensation	—	—	4,697	—	—	—	—	4,697
Issuance of shares pursuant to vesting of restricted stock units	134	—	—	—	—	—	—	—
Payments for share repurchases	(265)	—	—	—	266	(18,566)	—	(18,566)
Dividends declared	—	—	—	(2,557)	—	—	—	(2,557)
Balance at March 31, 2026	18,117	$24	$470,476	$974,042	6,396	$(398,536)	$(14,097)	$1,031,909

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2025	18,666	$24	$443,463	$874,772	5,520	$(320,054)	$(15,746)	$982,459
Net income	—	—	—	26,851	—	—	—	26,851
Other comprehensive loss	—	—	—	—	—	—	(2,713)	(2,713)
Equity compensation	—	—	4,186	—	—	—	—	4,186
Issuance of shares pursuant to vesting of restricted stock units	116	—	—	—	—	—	—	—
Payments for share repurchases	(356)	—	—	—	356	(39,343)	—	(39,343)
Dividends declared	—	—	—	(2,572)	—	—	—	(2,572)
Balance at March 31, 2025	18,426	$24	$447,649	$899,051	5,876	$(359,397)	$(18,459)	$968,868

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net income	$20,522	$26,851
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	541	(92)
Deferred income taxes and unrecognized income tax benefits	8,166	(2,594)
Non-cash equity compensation	4,697	4,186
Depreciation and amortization	13,180	14,795
Other operating adjustments, net	839	1,435
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(5,093)	(34,610)
Accounts receivable	(2,846)	21,340
Prepaid expenses and other current assets	(1,174)	(1,314)
Operating lease assets and liabilities, net	(2,711)	(1,862)
Accounts payable	(30,122)	(37,674)
Accrued salaries and benefits	(29,754)	(30,465)
Accrued subcontractors and other direct costs	(2,895)	2,064
Accrued expenses and other current liabilities	15,809	80
Income tax receivable and payable	(984)	5,235
Other liabilities	8,683	(409)
Net Cash Used in Operating Activities	(3,142)	(33,034)

Cash Flows from Investing Activities
Payments for purchase of property and equipment and capitalized software	(2,830)	(3,452)
Net Cash Used in Investing Activities	(2,830)	(3,452)

Cash Flows from Financing Activities
Advances from working capital facilities	307,122	512,430
Payments on working capital facilities	(269,569)	(422,406)
Proceeds from other short-term borrowings	8,961	2,780
Repayments of other short-term borrowings	(9,808)	(9,172)
Dividends paid	(2,553)	(2,620)
Payments for share repurchases	(18,348)	(39,342)
Other financing, net	(668)	(646)
Net Cash Provided by Financing Activities	15,137	41,024
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(232)	737

Net Change in Cash, Cash Equivalents, and Restricted Cash	8,933	5,275
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	56,324	18,817
Cash, Cash Equivalents, and Restricted Cash, End of Period	$65,257	$24,092

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$5,926	$4,544
Income taxes, net of refunds	$82	$1,095

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

(Unaudited)

(dollar amounts in tables in thousands, except share and per share data)

NOTE 1 – BASIS OF PRESENTATION

Basis of Presentation

The accompanying consolidated financial statements are of ICF International, Inc. (“ICFI”) and its wholly-owned principal subsidiary, ICF Consulting Group, Inc. (“Consulting,” and together with ICFI, the “Company”), and have been prepared in accordance with United States (“U.S.”) generally accepted accounting principles (“U.S. GAAP”). ICFI is a holding company with no operations or assets other than its investment in the common stock of Consulting. All other subsidiaries of the Company are wholly owned by Consulting. Intercompany transactions and balances have been eliminated.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenue and expenses. Management evaluates these estimates on an ongoing basis including those that relate to revenue recognition (including estimates of variable considerations and remaining costs to complete fixed-price contracts), expected credit losses, valuation and lives of tangible and intangible assets acquired from business combinations, and reserves for tax benefits and valuation allowances on deferred tax assets. Actual results experienced by the Company may differ from management’s estimates.

During the three months ended March 31, 2026 and 2025, the Company recognized net income of $0.4 million and $5.9 million, respectively, as a result of net changes in estimates related to fixed-price contracts accounted for under the percentage-of-completion method.

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data in as a single operating segment and reporting unit. Operating results for the three-month periods ended March 31, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2025 and the notes thereto included in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

Accounting Pronouncements Not Yet Adopted

Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures

In November 2024, the FASB issued ASU 2024-03: Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires additional disaggregation of certain costs and expenses. ASU 2024-03 specifically requires all public entities to disclose within a tabular format the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities in each relevant expense caption as well as certain amounts that are already required to be disclosed under current U.S. GAAP. ASU 2024-03 also requires public entities to disclose a qualitative description of the composition of any amounts in relevant expense captions that are not separately disaggregated and the amount and definition of the entity’s selling expenses. ASU 2024-03 will be effective for the Company for the annual reporting periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The amendments may be adopted on a prospective or retrospective basis. The Company is currently evaluating the impact of the adoption of ASU 2024-03.

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

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as of March 31, 2026 and 2025 to cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the three months ended March 31, 2026 and 2025:

	March 31, 2026	March 31, 2025
Cash and cash equivalents	$3,883	$5,718
Restricted cash (1)	61,374	18,374
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$65,257	$24,092
(1)
The balance as of March 31, 2026, includes $12.0 million of long-term restricted cash included within "Other assets" on the Company's consolidated balance sheets. There was no long-term restricted cash balance as of March 31, 2025.

Restricted cash is primarily related to the Company’s energy incentive management business for its public utility clients and restricted cash advances on certain programs.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of contract and other customer receivables. A reconciliation of accounts receivable, net is as follows:

	March 31, 2026	December 31, 2025
Billed and billable (1)	$243,686	$241,129
Allowance for expected credit losses	(3,687)	(3,133)
Accounts receivable, net	$239,999	$237,996
(1)
Includes billed other customer receivables totaling $29.3 million and $20.6 million at March 31, 2026 and December 31, 2025 , respectively, related to the Company’s energy incentive management business for its public utility clients.

The Company sells certain billed accounts receivable in accordance with its Amended Master Receivables Purchase Agreement with MUFG Bank, Ltd. (“MUFG”) that are accounted for as sales under the Accounting Standards Codification (“ASC”) 860, Transfers and Servicing (“ASC 860”). The accounts receivable are sold without recourse and the Company does not retain any ongoing financial interest in the transferred accounts receivable, other than providing servicing activities. The following is a reconciliation of billed accounts receivable sold to MUFG:

	As of and for the Three Months Ended
	March 31, 2026	March 31, 2025
Beginning balance, billed accounts receivable sold and not yet collected	$38,206	$25,966
Billed accounts receivable sold (1)	119,898	123,685
Collections from customers (1)	(120,247)	(118,472)
Ending balance, billed accounts receivable sold and not yet collected	$37,857	$31,179
(1)
For the three months ended March 31, 2026 and 2025, the Company recorded net outflows of $0.3 million and net inflows of $5.2 million, respectively, in its cash flows from operating activities from the sale of billed accounts receivable.

The following is a reconciliation of cash collections from customers of billed accounts receivable previously sold to MUFG that were eligible and accounted for as sales under ASC 860:

	As of and for the Three Months Ended
	March 31, 2026	March 31, 2025
Beginning balance, cash collected but not yet remitted to MUFG	$3,840	$23,339
Collections from customers (1)	120,247	118,472
Remittances to MUFG (1)	(112,005)	(112,970)
Ending balance, cash collected but not yet remitted to MUFG	$12,082	$28,841
(1)
For the three months ended March 31, 2026 and 2025, the Company recorded net inflows of $8.2 million and $5.5 million, respectively, in its cash flows from operating activities from the collection of billed accounts receivable that were sold but not yet remitted to MUFG.

The aggregate impact of the sale of billed accounts receivable on the Company’s operating cash flows was net inflows of $7.9 million and $10.7 million for the three months ended March 31, 2026 and 2025, respectively.

At March 31, 2026 and December 31, 2025, the amounts due to MUFG for cash collected and not yet remitted for billed accounts receivable sold that did not qualify as sales under ASC 860 totaled $2.5 million and $3.4 million, respectively. These amounts are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets, and included within cash flows from financing activities on the Company’s consolidated statements of cash flows.

NOTE 4 – LEASES

At March 31, 2026, the Company had operating and finance leases for facilities and equipment with remaining duration ranging from 1 to 13 years. Future minimum lease payments under non-cancellable operating and finance leases as of March 31, 2026 were as follows:

	Operating	Finance
March 31, 2027	$21,690	$3,041
March 31, 2028	18,237	3,041
March 31, 2029	15,447	2,967
March 31, 2030	13,590	2,225
March 31, 2031	13,268	—
Thereafter	101,715	—
Total future minimum lease payments	183,947	11,274
Less: Interest	(31,423)	(680)
Total lease liabilities	$152,524	$10,594

Operating lease liabilities	$152,524
Finance lease liabilities	10,594
Total lease liabilities	$163,118

Lease liabilities - current	$19,652
Lease liabilities - non-current	143,466
Total lease liabilities	$163,118

NOTE 5 – LONG-TERM DEBT

At March 31, 2026 and December 31, 2025, long-term debt consisted of:

	March 31, 2026		December 31, 2025
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$200,250		$200,250
Delayed-Draw Term Loan		154,000		154,000
Revolving Credit		86,037		48,484
	5.0%	440,287	5.6%	402,734
Unamortized debt issuance costs		(1,103)		(1,379)
Total		$439,184		$401,355

As of March 31, 2026, the Company had $512.4 million of unused borrowing capacity under the $600.0 million revolving line of credit under a credit agreement with a group of lenders (the “Credit Facility”). The unused borrowing capacity is inclusive of outstanding letters of credit totaling $1.6 million. The average interest rate on borrowings under the Credit Facility was 5.0% and 5.7% for the three months ended March 31, 2026 and 2025, respectively, and 5.6% for the twelve months ended December 31, 2025. Inclusive of the impact of floating-to-fixed interest rate swaps (see “Note 7 – Derivative Instruments and Hedging Activities”), the average interest rate was 5.1% for both the three months ended March 31, 2026 and 2025, respectively, and 5.4% for the twelve months ended December 31, 2025.

Future scheduled repayments of debt principal are as follows:

Payments due by	Term Loan	Delayed-Draw Term Loan	Revolving Credit	Total
May 6, 2027 (Maturity) (1)	200,250	154,000	86,037	440,287
(1)
On April 10, 2026, the Company refinanced the Credit Facility, extending the maturity date to April 10, 2031. See Note 15 – Subsequent Event.

NOTE 6 – REVENUE

Substantially all of the Company’s revenue is recognized over time as control of the related goods or services is transferred to customers.

Disaggregation of Revenue

The Company disaggregates revenue from clients into categories that depict how the nature, amount, and uncertainty of revenue and cash flows are affected by economic and business factors. Those categories are client market, client type, and contract mix.

	Three Months Ended March 31,
	2026		2025
	Dollars	Percent	Dollars	Percent
Client Market:
Energy, environment, infrastructure, and disaster recovery	$232,310	53%	$238,716	49%
Health and social programs	142,429	33%	169,270	35%
Security and other civilian & commercial	62,761	14%	79,632	16%
Total	$437,500	100%	$487,618	100%

	Three Months Ended March 31,
	2026		2025
	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$182,287	42%	$238,996	49%
U.S. state and local government	77,043	18%	77,111	16%
International government	31,838	7%	27,089	5%
Total Government	291,168	67%	343,196	70%
Commercial	146,332	33%	144,422	30%
Total	$437,500	100%	$487,618	100%

	Three Months Ended March 31,
	2026		2025
	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$191,955	44%	$208,993	43%
Fixed-price	213,769	49%	238,120	49%
Cost-based	31,776	7%	40,505	8%
Total	$437,500	100%	$487,618	100%

Contract Assets and Liabilities

Contract assets consist of unbilled receivables on contracts where revenue recognized exceeds the amount billed. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized.

The following table summarizes the contract assets and liabilities as of March 31, 2026 and December 31, 2025:

	Financial Statement Classification	March 31, 2026	December 31, 2025	$ Change
Contract assets	Contract assets	$192,231	$186,684	$5,547
Contract liabilities - current	Contract liabilities	(44,635)	(43,444)	(1,191)
Contract liabilities - non-current	Other long-term liabilities	(12,017)	(3,043)	(8,974)
Net contract assets (liabilities)		$135,579	$140,197	$(4,618)

The decrease in net contract assets (liabilities) is primarily due to the timing difference between the performance of services and billings to customers. During the three months ended March 31, 2026 and 2025, the Company recognized $13.9 million and $12.8 million in revenue related to the contract liabilities balance at December 31, 2025 and 2024, respectively.

Unfulfilled Performance Obligations

In computing unfulfilled performance obligations (“UPO”), the Company excludes contracts with stated term of one year or less (practical expedient), and contracts with the U.S. federal government. As of March 31, 2026, the UPO was $0.2 billion, of which 46% is expected to be recognized as revenue by December 31, 2026, 64% by December 31, 2027, 86% by December 31, 2028, and the remainder by December 31, 2029.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At March 31, 2026, the Company had floating-to-fixed interest rate swap agreements (the “Swaps”) for an aggregate notional amount of $175.0 million, of which $50.0 million will mature on February 28, 2030, $25.0 million will mature on June 26, 2030, and $100.0 million will mature on July 31, 2030. The Company has designated the Swaps as cash flow hedges. See “Note 5 – Long-Term Debt” for details on the impact of the Swaps on the Company’s interest rates, and “Note 12 – Fair Value” for the fair value of these Swaps.

NOTE 8 – INCOME TAXES

The Company’s effective tax rate (the “ETR”) was 25.1% and 10.5% for the three months ended March 31, 2026 and 2025, respectively. The change in the ETR was primarily due to an income tax benefit of $4.5 million, or 14.8%, recognized in the first quarter of 2025 related to the regulations under Internal Revenue Code (“IRC”) 987, and income tax provisions of $1.9 million, or 6.9%, in the first quarter of 2026 attributable to stock-based compensation vesting.

NOTE 9 – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of March 31, 2026 and 2025 included the following:

	Three Months Ended March 31, 2026
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at December 31, 2025	$(11,689)	$(1,739)	$(13,428)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(1,703)	1,240	(463)
Amounts reclassified from accumulated other comprehensive (loss) income (1)	—	141	141
Effect of taxes	—	(347)	(347)
Total current period other comprehensive (loss) income	(1,703)	1,034	(669)
Accumulated other comprehensive (loss) income at March 31, 2026	$(13,392)	$(705)	$(14,097)
(1)
The Company expects to reclassify approximately $0.2 million of unrealized losses related to the Change in Fair Value of Interest Rate Hedge Agreements from accumulated other comprehensive (loss) income into earnings during the next 12 months.

	Three Months Ended March 31, 2025
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at December 31, 2024	$(16,383)	$637	$(15,746)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	3,273	(1,854)	1,419
Amounts reclassified from accumulated other comprehensive (loss) income (1)	(4,094)	(691)	(4,785)
Effect of taxes	—	653	653
Total current period other comprehensive (loss) income	(821)	(1,892)	(2,713)
Accumulated other comprehensive (loss) income at March 31, 2025	$(17,204)	$(1,255)	$(18,459)
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

Repurchases for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended March 31,
	2026		2025
	Shares	Amount Paid	Shares	Amount Paid
Share Repurchase Program	217,513	$15,042	313,048	$35,052
Vesting of RSUs and PSAs	47,669	3,524	42,810	4,296
Total	265,182	$18,566	355,858	$39,348

NOTE 10 – STOCK-BASED COMPENSATION

The Company’s 2018 Amended and Restated Omnibus Incentive Plan (the “2018 A&R Omnibus Plan”) allows the Company to grant up to 2,050,000 total shares of common stock to officers, key employees, and non-employee directors. As of March 31, 2026, the Company had 579,300 shares available for grant under the 2018 A&R Omnibus Plan.

The following awards were granted during the three months ended March 31, 2026 and 2025:

	Awards Granted		Average Grant Date Fair Value
	Three Months Ended		Three Months Ended
	March 31,		March 31,
	2026	2025	2026	2025
Employee Stock Awards - RSUs	131,991	142,721	$65.89	$84.83
Employee Stock Awards - PSAs	70,836	75,313	$66.40	$76.42
Cash-Settled RSUs	68,613	73,078	$65.89	$84.83
Total	271,440	291,112

The total stock-based compensation expense was $5.4 million and $4.0 million for the three months ended March 31, 2026 and 2025, respectively. The unrecognized compensation expense at March 31, 2026 was $36.2 million, which is expected to vest over the next 2.1 years.

NOTE 11 – EARNINGS PER SHARE

Earnings per share (“EPS”), including the dilutive effect of stock awards for each period reported is summarized below:

	Three Months Ended
	March 31,
(in thousands, except per share data)	2026	2025
Net Income	$20,522	$26,851

Weighted-average number of basic shares outstanding during the period	18,242	18,506
Dilutive effect of stock awards	105	107
Weighted-average number of diluted shares outstanding during the period	18,347	18,613

Basic EPS	$1.12	$1.45
Diluted EPS	$1.12	$1.44

There were 2,243 and 79,863 of potentially dilutive shares of restricted stock awards that were excluded from the calculation of weighted-average diluted share computations for the three months ended March 31, 2026 and 2025, respectively, because they were anti-dilutive.

NOTE 12 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	March 31, 2026
	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Company-owned life insurance policies	$—	$25,832	$—	$25,832	Other assets

Liabilities:
Interest rate swaps - current portion	$—	$173	$—	$173	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	1,240	—	1,240	Other long-term liabilities
Cash-Settled RSUs	—	4,854	—	4,854	Accrued salaries and benefits

	December 31, 2025
	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Company-owned life insurance policies	$—	$26,373	$—	$26,373	Other assets

Liabilities:
Interest rate swaps - current portion	$—	$615	$—	$615	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	2,060	—	2,060	Other long-term liabilities
Cash-Settled RSUs	—	4,311	—	4,311	Accrued salaries and benefits

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Letters of Credit and Guarantees

The Company had open standby letters of credit totaling $1.6 million at both March 31, 2026 and December 31, 2025. Open standby letters of credit reduce the Company’s borrowing capacity under the Credit Facility.

At March 31, 2026 and December 31, 2025, the Company had $5.8 million and $7.0 million, respectively, of bank guarantees for facility leases and contract performance obligations.

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

NOTE 14 – SEGMENT INFORMATION

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

The segment revenue, significant segment expenses, and segment profit are as follows:

	Three Months Ended March 31,
	2026	2025
Revenue	$437,500	$487,618
Significant segment expenses:
Direct labor and related fringe benefit costs	167,983	191,930
Subcontractors and other direct costs	102,654	110,612
Indirect and selling expenses	118,827	131,891
Depreciation and amortization	5,571	5,318
Amortization of intangible assets acquired in business combinations	7,609	9,477
Interest expense	6,806	7,423
Provision for income taxes	6,868	3,150
Other segment expense (1)	660	966
Net Income	$20,522	$26,851

(1) Other segment expense includes interest income and gains/losses on foreign currency and disposition of assets.

NOTE 15 – SUBSEQUENT EVENT

On April 10, 2026, the Company completed the refinancing of its current Amended and Restated Credit Agreement, dated May 6, 2022 (the “Existing Credit Agreement”) by entering into an Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement”) with PNC Bank, National Association as administrative agent, BOFA Securities, Inc., and Wells Fargo Securities, LLC as the joint lead arrangers, certain other financial institutions as lenders, and certain guarantors party thereto.

The Amended and Restated Credit Agreement: (a) maintains a $600 million revolving credit facility (together and inclusive of a $75 million swing line sublimit and $100 million sublimit for letters of credit); (b) increases the existing term loan facility from $300 million to $450 million; (c) maintains a delayed draw term loan facility of $400 million; (d) increases the existing incremental credit facility from an aggregate principal amount of not more than $300.0 million, to an aggregate principal amount not to exceed the greater of (i) $300.0 million and (ii) 100% of Consolidated EBITDA, plus the amounts of voluntary prepayments of Term Loans and Delayed Draw Term Loans; (e) amends the definition of “Consolidated Indebtedness” to net Unrestricted Cash and replaces the existing maximum Consolidated Leverage Ratio covenant with a maximum Consolidated Net Leverage Ratio covenant, which is maintained at a maximum of 4.50 to 1.00 (with temporary increases to 5.00 to 1.00 for the three fiscal quarters following a “Material Permitted Acquisition”); (f) extends the maturity date of the Credit Facility until April 10, 2031; and (g) modifies certain definitions and covenants.

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

The terms “we,” “our,” “us,” and “the Company,” as used throughout this Quarterly Report, refer to ICF International, Inc. and its subsidiaries, unless otherwise indicated. The terms “federal” or “federal government” refer to the U.S. federal government, and “state and local” or “state and local government” refer to U.S. state and local governments and the governments of U.S. territories. The following discussion and analysis is intended to help the reader understand our business, financial condition, results of operations, and liquidity and capital resources. You should read this discussion in conjunction with our consolidated financial statements and the related notes contained elsewhere in this Quarterly Report and our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, filed with the SEC on February 27, 2026 (our “Annual Report”).

OVERVIEW AND OUTLOOK

We provide professional services and technology-based solutions, including management, technology, and policy consulting and implementation services. We help our clients conceive, develop, implement, and improve solutions that address complex business, natural resource, social, technological, and public safety issues. Our clients include U.S. federal, state, local and international governments or their agencies, as well as commercial entities. Our services primarily support clients that operate in these key markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery;
•
Health and Social Programs; and
•
Security and Other Civilian & Commercial.

We provide services to our diverse client base that deliver value throughout the entire life cycle of a policy, program, project, or initiative. Our primary services include:

•
Advisory Services;
•
Program Implementation Services;
•
Analytics Services;
•
Digital Services; and
•
Engagement Services.

We believe that, in the long-term, demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about the environment and use of clean energy and energy efficiency; health promotion, treatment, and cost control; the means by which healthcare can be delivered effectively on a cross-jurisdiction basis; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes that devastated communities in Texas, Florida, North Carolina, Louisiana, the U.S. Virgin Islands, and Puerto Rico, and the impact of wildfires in Hawaii, Oregon, and southern California, the affected areas remain in various stages of evacuation, relief, and recovery efforts. We believe our prior and current experience with disaster relief and rebuild efforts, including after hurricanes (Katrina, Rita, and more recently Helene and Milton) and Superstorm Sandy, and the wildfires in Oregon, put us in a favorable position to continue to provide recovery and housing assistance, and environmental and infrastructure solutions, including disaster mitigation, on behalf of federal departments and agencies, state, territorial, and local jurisdictions, and regional agencies.

As the federal government continues to sharpen its focus on efficiency, transparency, consolidation, and accountability, we see growth opportunities for our fit-for-purpose technology solutions. Our offerings are innovative, agile, scalable, and aligned with commercial best practices, delivering clear and measurable outcomes. By combining deep institutional knowledge of our clients’ markets and data with our proven expertise in artificial intelligence, open source, cloud-native, and commercially available off the shelf low-code and no-code platforms, we are able to deliver highly functional, cost-effective solutions that meet the evolving demands of our customers while driving greater value and impact for taxpayers.

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

CRITICAL ACCOUNTING ESTIMATES AND POLICIES

There have been no material changes to our critical accounting estimates and policies from those disclosed in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

The table below sets forth select line items of our unaudited consolidated statements of comprehensive income, the percentage of revenue for these select items, and the period-over-period rate of change and percentage of revenue for the periods indicated.

	Three Months Ended March 31,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2026	2025	2026	2025	Dollars	Percent
Revenue	$437,500	$487,618	100.0%	100.0%	$(50,118)	(10.3%)
Direct Costs:
Direct labor and related fringe benefit costs	167,983	191,930	38.4%	39.4%	(23,947)	(12.5%)
Subcontractor and other direct costs	102,654	110,612	23.5%	22.7%	(7,958)	(7.2%)
Total Direct Costs	270,637	302,542	61.9%	62.0%	(31,905)	(10.5%)
Operating Costs and Expenses:
Indirect and selling expenses	118,827	131,891	27.2%	27.0%	(13,064)	(9.9%)
Depreciation and Amortization:
Depreciation and amortization	5,571	5,318	1.3%	1.1%	253	4.8%
Amortization of intangible assets acquired in business combinations	7,609	9,477	1.7%	1.9%	(1,868)	(19.7%)
Total Depreciation and Amortization	13,180	14,795	3.0%	3.0%	(1,615)	(10.9%)
Total Operating Costs and Expenses	132,007	146,686	30.2%	30.0%	(14,679)	(10.0%)
Operating Income	34,856	38,390	7.9%	8.0%	(3,534)	(9.2%)
Interest, net	(6,709)	(7,337)	(1.5%)	(1.5%)	628	(8.6%)
Other expense	(757)	(1,052)	(0.2%)	(0.2%)	295	(28.0%)
Income before Income Taxes	27,390	30,001	6.2%	6.3%	(2,611)	(8.7%)
Provision for Income Taxes	6,868	3,150	1.6%	0.6%	3,718	118.0%
Net Income	$20,522	$26,851	4.6%	5.7%	$(6,329)	(23.6%)

Revenue. The decrease in revenue was driven by a reduction of $56.7 million from our U.S. federal government clients primarily as a result of terminated contracts during the first half of 2025 due to the Administration’s changing priorities and the actions recommended by the Department of Government Efficiency. Revenue from our commercial, U.S. state and local government, and international government clients increased a combined $6.6 million to offset the decrease of revenue from our U.S. federal government clients. The following were changes in revenue from our various client markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery client market revenues decreased $6.4 million, or 2.7%, due to a decrease of $11.3 million from our U.S. federal government clients, offset by increases of $2.8 million, $1.9 million, and $0.2 million from our commercial, international government, and U.S. state and local government clients, respectively.
•
Health and Social Programs client market revenues decreased $26.8 million, or 15.9%, due to decreases of $31.8 million and $0.4 million from our U.S. federal government and U.S. state and local government clients, respectively, offset by increases of $3.2 million and $2.2 million from our international government and commercial clients, respectively.
•
Security and Other Civilian & Commercial client market revenues decreased by $16.9 million, or 21.2%, due to decreases of $13.6 million, $3.1 million, and $0.3 million from our U.S. federal government, commercial, and international government clients, respectively, offset by an increase of $0.1 million from our U.S. state and local government clients.

Revenue for the three months ended March 31, 2026 includes subcontractor and other direct costs, which decreased $8.0 million, or 7.2%, from the first quarter of 2025 and totaled $102.7 million and $110.6 million for the three months ended March 31, 2026 and 2025, respectively, and the margin on such costs.

Direct Costs. For the three months ended March 31, 2026 and 2025, direct labor and related fringe benefit costs as a percentage of direct costs were 62.1% and 63.4%, respectively, and subcontractor and other direct costs as a percentage of direct costs were 37.9% and 36.6%, respectively. As a percentage of revenue, direct labor and related fringe benefit costs were 38.4% and 39.4%, respectively, and subcontractor and other direct costs were 23.5% and 22.7%, respectively, for the three months ended March 31, 2026 and 2025.

Indirect and selling expenses. The change in total indirect and selling expenses were due to decreases of $10.5 million and $2.6 million, respectively, in indirect labor and related fringe benefit costs and general and administrative costs for the three months ended March 31, 2026 compared to the same period in 2025. Indirect labor and related fringe benefit costs as a percentage of indirect and selling expenses were 73.6% and 74.3% for the three months ended March 31, 2026 and 2025, respectively, and general and administrative costs as a percentage of indirect and selling expenses were 26.4% and 25.7% for the three months ended March 31, 2026 and 2025, respectively.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2026 was $5.6 million which was comparable to $5.3 million for the three months ended March 31, 2025.

The decrease of $1.9 million in amortization of intangible assets acquired in business combinations from $9.5 million for the three months ended March 31, 2025 to $7.6 million for the three months ended March 31, 2026 was primarily due to certain intangible assets previously acquired becoming fully amortized.

Interest, net. The decrease of $0.6 million in interest, net, was primarily due to lower average debt balance of $453.5 million for the three months ended March 31, 2026 compared to $514.3 million for the same period in 2025. Interest from debt facilities was $5.7 million for the three months ended March 31, 2026, compared to $7.3 million for the three months ended March 31, 2025. Use of floating-to-fixed interest rate swap agreements to hedge the variable interest portion of debt facilities resulted in an increase of interest by less than $0.1 million for the three months ended March 31, 2026 compared to a reduction of $0.7 million for the same period in 2025. The average interest rate for our debt facilities was 5.0% for the three months ended March 31, 2026 compared to 5.7% for the same period in 2025. Inclusive of the impact of the swap agreements, our interest rate was 5.1% for the three months ended March 31, 2026 compared to 5.1% for the same period in 2025.

Other expense. The decrease in other expense for the three months ended March 31, 2026 was primarily due to foreign currency expense in 2026 of $0.3 million compared to $1.0 million in 2025, partially offset by losses from disposal of assets of $0.5 million in 2026 associated with early exits from certain leased facilities.

Provision for Income Taxes. Our effective income tax rate for the three months ended March 31, 2026 and 2025 was 25.1% and 10.5%, respectively. A reconciliation of the Company’s statutory rate to the effective tax rate (the “ETR”) for the three months ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
	2026	2025
Statutory tax rate	21.0%	21.0%
State taxes, net of federal benefit	6.0%	6.0%
IRC 987 regulations	—	(14.8%)
Stock-based compensation	6.9%	1.5%
Uncertain tax position	2.5%	3.9%
Tax credits	(9.1%)	(11.3%)
Other	(2.2%)	4.2%
Effective tax rate	25.1%	10.5%

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated.

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net income	$20,522	$26,851
Interest, net	6,709	7,337
Provision for income taxes	6,868	3,150
Depreciation and amortization	13,180	14,795
EBITDA	47,279	52,133
Acquisition and divestiture-related expenses (1)	649	259
Severance and other costs related to staff realignment (2)	—	2,550
Charges and adjustments related to facility consolidations and office closures (3)	972	256
Total Adjustments	1,621	3,065
Adjusted EBITDA	$48,900	$55,198

(1)
These are primarily third-party costs related to potential and/or closed acquisitions and integration of closed acquisitions.
(2)
These costs are due to involuntary employee termination benefits for (i) our officers and (ii) group of employees who have been notified that they will be terminated as part of a business reorganization or exit.
(3)
These charges and adjustments are related to previously exited leased facilities and the closure of certain international offices.

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

The following table presents a reconciliation of U.S. GAAP Diluted EPS to Non-GAAP Diluted EPS for the periods indicated.

	Three Months Ended
	March 31,
	2026	2025
U.S. GAAP Diluted EPS	$1.12	$1.44
Acquisition and divestiture-related expenses	0.04	0.01
Severance and other costs related to staff realignment	—	0.14
Charges and adjustments related to facility consolidations and office closures	0.06	0.01
Amortization of intangible assets acquired in business combinations (1)	0.41	0.51
Income tax effects of the adjustments (2)	(0.13)	(0.17)
Non-GAAP Diluted EPS	$1.50	$1.94

(1)
The amortization of intangible assets acquired from business combinations totaled $7.6 million and $9.5 million for the three months ended March 31, 2026 and 2025, respectively.
(2)
Income tax effects were calculated using the effective tax rate, adjusted for certain discrete items, if any, of 25.1% and 10.5% for the three months ended March 31, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity and Borrowing Capacity. In addition to cash and cash equivalents on hand and cash generated from operations, our primary source of liquidity is the Credit Facility with a syndicate of commercial banks, as described in “Note 5 – Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. The Credit Facility requires that we remain in compliance with certain financial and non-financial covenants (as defined by the Credit Agreement, see “Note 8 - Debt” in the “Notes to Consolidated Financial Statements” in our Annual Report for additional details). As of March 31, 2026, we remained in compliance with these covenants, and we had $512.4 million available under the Credit Facility to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program. On April 10, 2026, we completed the refinancing of the Credit Facility, see “Note 15 - Subsequent Events” in the “Notes to Consolidated Financial Statements” in this Quarterly Report.

We have entered into floating-to-fixed interest rate swap agreements for a total notional value of $175.0 million to hedge a portion of our floating-rate Credit Facility. The interest rate swaps will expire in 2030, but we may consider entering into additional swap agreements prior to the expiration of these existing hedges. As of March 31, 2026, the percentage of our fixed-rate debt to total debt from our Credit Facility was 40%.

We provide support services to the U.S. federal government and any prolonged federal government shutdown may affect our abilities to generate cash from that business to certain degrees. There are other conditions, such as the ongoing wars in Ukraine, instabilities in the Middle East, and volatility in global trade (including the imposition of tariffs), that create uncertainty in the global economy, which in turn may impact, among other things, our ability to generate positive cash flows from operations and our ability to successfully execute and fund key initiatives. However, our current belief is that the combination of internally generated funds, available bank borrowing capacity, and cash and cash equivalents on hand will provide the required liquidity and capital resources necessary to fund ongoing operations, customary capital expenditures, quarterly cash dividends, share repurchases, and organic growth. Additionally, we continuously analyze our capital structure to ensure we have capital to fund future strategic acquisitions.

We continuously monitor the state of the financial markets to assess the availability of borrowing capacity under the Credit Facility and the cost of additional capital from both debt and equity markets. At present, we believe we will be able to continue to access these markets on commercially reasonable terms and conditions if we need additional capital in the near term.

Dividends. We have historically paid quarterly cash dividends to our stockholders of record at $0.14 per share. Total dividend payments during the three months ended March 31, 2026 were $2.6 million.

Cash dividends declared thus far in 2026 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 26, 2026	$0.14	March 27, 2026	April 14, 2026
May 7, 2026	$0.14	June 5, 2026	July 10, 2026

Cash Flow. The following table sets forth our sources and uses of cash for the three months ended March 31, 2026 and 2025:

	Three Months Ended
	March 31,
(in thousands)	2026	2025
Net Cash Used in Operating Activities	$(3,142)	$(33,034)
Net Cash Used in Investing Activities	(2,830)	(3,452)
Net Cash Provided by Financing Activities	15,137	41,024
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(232)	737
Net Change in Cash, Cash Equivalents, and Restricted Cash	$8,933	$5,275

Net cash used in operations decreased by $29.9 million, primarily due to higher cash collections from customers and timing of payment of vendors.

Cash used in investing activities decreased by $0.6 million as a result of lower capital expenditures in the first quarter of 2026 compared to 2025.

Cash provided by financing activities decreased by $25.9 primarily due to lower net borrowings from our Credit Facility and short-term borrowings, partially offset by reduced share repurchases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) and have concluded that as of March 31, 2026, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

During the three months ended March 31, 2026, we repurchased 217,513 shares under our share repurchase program at an aggregate price of $15.0 million. As of March 31, 2026, $78.9 million of repurchase authority remained available for future approved share repurchases.

Repurchases of Equity Securities. The following table summarizes the share repurchase activity for the three months ended March 31, 2026 for our share repurchase program and shares purchased in satisfaction of employee tax withholding obligations related to the settlement of restricted stock units.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
January 1 - January 31	13,248	$94.53	—	$93,965,514
February 1 - February 28	313	$94.53	—	$93,965,514
March 1 - March 31	251,621	$68.71	217,513	$78,919,258
Total	265,182	$70.03	217,513
(1)
The total number of shares purchased includes shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended March 31, 2026, we repurchased 47,669 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $74.04 per share.
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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On March 7, 2026, John Wasson, our Chair and Chief Executive Officer, (and his spouse) adopted a Rule 10b5-1 trading arrangement intended to satisfy the affirmative defense conditions under Rule 10b5-1(c) of the Securities Exchange Act of 1934, as amended. The trading arrangement provides for the sale of up to 37,133 shares held in trusts associated with Mr. Wasson and terminates on the earlier of the date all shares covered by the trading arrangement have been sold and July 8, 2028.

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Amended and Restated Credit Agreement, dated April 10, 2026 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed April 15, 2026).

31.1	Certificate of the Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a). *

31.2	Certificate of the Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) and 15d-14(a). *

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Cash Flows and (iv) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

May 7, 2026	By:	/s/ John Wasson
John Wasson
Chair and Chief Executive Officer
(Principal Executive Officer)

May 7, 2026	By:	/s/ James Morgan
James Morgan
Chief Operating and Financial Officer (Principal Financial Officer)