Form 10-Q
period 2026-06-30
ICF International, Inc.
filed 2026-08-06
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of July 31, 2026, there were 17,933,884 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED JUNE 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	June 30, 2026
(in thousands, except share and per share amounts)	(Unaudited)	December 31, 2025
ASSETS
Cash and cash equivalents	$4,618	$5,297
Restricted cash	99,283	47,984
Accounts receivable, net	239,789	237,996
Contract assets	196,075	186,684
Prepaid expenses and other current assets	21,056	18,390
Income tax receivable	18,308	18,087
Total Current Assets	579,129	514,438
Property and Equipment, net	53,266	58,357
Goodwill	1,251,476	1,252,207
Other intangible assets, net	68,406	81,555
Operating lease - right-of-use assets	100,895	106,274
Other assets	44,992	37,340
Total Assets	$2,098,164	$2,050,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$83,806	$123,524
Contract liabilities	45,717	43,444
Lease liabilities - current	18,520	21,491
Accrued salaries and benefits	89,133	95,578
Accrued subcontractors and other direct costs	56,883	48,900
Accrued expenses and other current liabilities	123,935	71,340
Total Current Liabilities	417,994	404,277
Debt	406,228	401,355
Lease liabilities - non-current	140,002	148,493
Deferred income taxes	21,508	6,837
Other long-term liabilities	62,503	60,727
Total Liabilities	1,048,235	1,021,689

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 24,548,078 and 24,378,749 shares issued at June 30, 2026 and December 31, 2025, respectively; 17,933,884 and 18,247,837 shares outstanding at June 30, 2026 and December 31, 2025, respectively	24	24
Additional paid-in capital	476,942	465,779
Retained earnings	998,491	956,077
Treasury stock, 6,614,194 and 6,130,912 shares at June 30, 2026 and December 31, 2025, respectively	(412,709)	(379,970)
Accumulated other comprehensive loss	(12,819)	(13,428)
Total Stockholders’ Equity	1,049,929	1,028,482
Total Liabilities and Stockholders’ Equity	$2,098,164	$2,050,171

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenue	$474,495	$476,155	$911,995	$963,773
Direct Costs	297,856	298,425	568,493	600,967
Operating costs and expenses:
Indirect and selling expenses	123,328	123,017	242,155	254,908
Depreciation and amortization	13,424	14,702	26,604	29,497
Total operating costs and expenses	136,752	137,719	268,759	284,405
Operating income	39,887	40,011	74,743	78,401
Interest, net	(6,765)	(8,422)	(13,474)	(15,759)
Other expense	(342)	(1,639)	(1,099)	(2,691)
Income before income taxes	32,780	29,950	60,170	59,951
Provision for income taxes	5,832	6,289	12,700	9,439
Net income	$26,948	$23,661	$47,470	$50,512

Earnings per Share:
Basic	$1.50	$1.29	$2.62	$2.74
Diluted	$1.49	$1.28	$2.61	$2.72

Weighted-average Shares:
Basic	18,010	18,403	18,125	18,454
Diluted	18,048	18,459	18,217	18,546

Cash dividends declared per common share	$0.14	$0.14	$0.28	$0.28

Other comprehensive income, net of tax	1,278	6,158	609	3,445
Comprehensive income, net of tax	$28,226	$29,819	$48,079	$53,957

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2026	18,248	$24	$465,779	$956,077	6,130	$(379,970)	$(13,428)	$1,028,482
Net income	—	—	—	20,522	—	—	—	20,522
Other comprehensive loss	—	—	—	—	—	—	(669)	(669)
Equity compensation	—	—	4,697	—	—	—	—	4,697
Issuance of shares pursuant to vesting of restricted stock units	134	—	—	—	—	—	—	—
Share repurchases	(265)	—	—	—	266	(18,566)	—	(18,566)
Dividends declared	—	—	—	(2,557)	—	—	—	(2,557)
Balance at March 31, 2026	18,117	$24	$470,476	$974,042	6,396	$(398,536)	$(14,097)	$1,031,909
Net income	—	—	—	26,948	—	—	—	26,948
Other comprehensive income	—	—	—	—	—	—	1,278	1,278
Equity compensation	—	—	4,310	—	—	—	—	4,310
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	35	—	2,156	—	—	—	—	2,156
Share repurchases	(218)	—	—	—	218	(14,173)	—	(14,173)
Dividends declared	—	—	—	(2,499)	—	—	—	(2,499)
Balance at June 30, 2026	17,934	$24	$476,942	$998,491	6,614	$(412,709)	$(12,819)	$1,049,929

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2025	18,666	$24	$443,463	$874,772	5,520	$(320,054)	$(15,746)	$982,459
Net income	—	—	—	26,851	—	—	—	26,851
Other comprehensive loss	—	—	—	—	—	—	(2,713)	(2,713)
Equity compensation	—	—	4,186	—	—	—	—	4,186
Issuance of shares pursuant to vesting of restricted stock units	116	—	—	—	—	—	—	—
Share repurchases	(356)	—	—	—	356	(39,343)	—	(39,343)
Dividends declared	—	—	—	(2,572)	—	—	—	(2,572)
Balance at March 31, 2025	18,426	$24	$447,649	$899,051	5,876	$(359,397)	$(18,459)	$968,868
Net income	—	—	—	23,661	—	—	—	23,661
Other comprehensive income	—	—	—	—	—	—	6,158	6,158
Equity compensation	—	—	4,252	—	—	—	—	4,252
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units restricted stock units	34	—	2,524	—	—	—	—	2,524
Share repurchases	(31)	—	—	—	31	(2,494)	—	(2,494)
Dividends declared	—	—	—	(2,577)	—	—	—	(2,577)
Balance at June 30, 2025	18,429	$24	$454,425	$920,135	5,907	$(361,891)	$(12,301)	$1,000,392

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net income	$47,470	$50,512
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	534	(505)
Deferred income taxes and unrecognized income tax benefits	13,827	(14,084)
Non-cash equity compensation	9,007	8,438
Depreciation and amortization	26,604	29,497
Other operating adjustments, net	1,523	3,604
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(8,382)	(43,619)
Accounts receivable	(2,692)	47,300
Prepaid expenses and other current assets	(1,964)	(2,226)
Operating lease assets and liabilities, net	(4,668)	(3,556)
Accounts payable	(39,476)	(36,534)
Accrued salaries and benefits	(6,285)	(16,256)
Accrued subcontractors and other direct costs	8,511	(2,502)
Accrued expenses and other current liabilities	51,128	1,675
Income tax receivable and payable	(246)	(1,749)
Other liabilities	1,684	(1,072)
Net Cash Provided by Operating Activities	96,575	18,923

Cash Flows from Investing Activities
Payments for purchase of property and equipment and capitalized software	(8,519)	(9,202)
Other investing, net	—	403
Net Cash Used in Investing Activities	(8,519)	(8,799)

Cash Flows from Financing Activities
Advances from Credit Facility	960,784	755,651
Payments on Credit Facility	(955,871)	(705,626)
Other short-term borrowings, net	1,520	(7,760)
Dividends paid	(5,099)	(5,199)
Stock repurchases	(32,739)	(41,837)
Issuance of common stock under employee stock purchase plan	2,156	2,524
Payments of debt issuance costs	(4,463)	—
Repayment of finance lease obligations	(1,342)	(1,297)
Net Cash Used in Financing Activities	(35,054)	(3,544)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(339)	1,491

Net Change in Cash, Cash Equivalents, and Restricted Cash	52,663	8,071
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	56,324	18,817
Cash, Cash Equivalents, and Restricted Cash, End of Period	$108,987	$26,888

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$12,205	$14,904
Net income tax (refunds) payments	$(385)	$25,837

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

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data as a single operating segment and reporting unit. Operating results for the three-month and the six-month periods ended June 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2025 and the notes thereto included in the Company’s Annual Report on Form 10-K.

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

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as of June 30, 2026 and 2025 to cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the six months ended June 30, 2026 and 2025:

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$4,618	$6,981
Restricted cash (1)	104,369	19,907
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$108,987	$26,888
(1)
The balance as of June 30, 2026, includes $5.1 million of long-term restricted cash included within “Other assets” on the Company’s consolidated balance sheets. There was no long-term restricted cash balance as of June 30, 2025.

Restricted cash is primarily related to the Company’s energy incentive management business for its public utility clients and advances on certain programs.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of contract and other customer receivables. A reconciliation of accounts receivable, net is as follows:

	June 30, 2026	December 31, 2025
Billed and billable (1)	$243,462	$241,129
Allowance for expected credit losses	(3,673)	(3,133)
Accounts receivable, net	$239,789	$237,996

(1)
Includes billed other customer receivables totaling $16.2 million and $20.6 million at June 30, 2026 and December 31, 2025, respectively, related to the Company’s energy incentive management business for its public utility clients.

The Company sells certain billed accounts receivable in accordance with its Amended Master Receivables Purchase Agreement with MUFG Bank, Ltd. (“MUFG”) that are accounted for as sales under the Accounting Standards Codification (“ASC”) 860, Transfers and Servicing (“ASC 860”). The accounts receivable are sold without recourse and the Company does not retain any ongoing financial interest in the transferred accounts receivable other than providing servicing activities. The following is a reconciliation of billed accounts receivable sold to MUFG:

	As of and for the Six Months Ended
	June 30, 2026	June 30, 2025
Beginning balance, billed accounts receivable sold and not yet collected	$38,206	$25,966
Billed accounts receivable sold (1)	243,081	239,547
Collections from customers (1)	(252,231)	(241,140)
Ending balance, billed accounts receivable sold and not yet collected	$29,056	$24,373
(1)
For the six months ended June 30, 2026 and 2025, the Company recorded net outflows of $9.2 million and $1.6 million, respectively, in its cash flows from operating activities from the sale of billed accounts receivable.

The following is a reconciliation of cash collections from customers of billed accounts receivable previously sold to MUFG that were eligible and accounted for as sales under ASC 860:

	As of and for the Six Months Ended
	June 30, 2026	June 30, 2025
Beginning balance, cash collected but not yet remitted to MUFG	$3,840	$23,339
Collections from customers (1)	252,231	241,140
Remittances to MUFG (1)	(247,410)	(242,108)
Ending balance, cash collected but not yet remitted to MUFG	$8,661	$22,371
(1)
For the six months ended June 30, 2026 and 2025, the Company recorded a net inflow of $4.8 million and a net outflow of $1.0 million, respectively, in its cash flows from operating activities from the collection of billed accounts receivable that were sold but not yet remitted to MUFG.

The aggregate impact of the sale of billed accounts receivable on the Company’s operating cash flows was net outflows of $4.4 million and $2.6 million for the six months ended June 30, 2026 and 2025, respectively.

At June 30, 2026 and December 31, 2025, the amounts due to MUFG for cash collected and not yet remitted for billed accounts receivable sold that did not qualify as sales under ASC 860 totaled $4.9 million and $3.4 million, respectively. These amounts are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets, and included within cash flows from financing activities on the Company’s consolidated statements of cash flows.

NOTE 4 – LEASES

At June 30, 2026, the Company had operating and finance leases for facilities and equipment with remaining duration ranging from 1 to 12 years. Future minimum lease payments under non-cancellable operating and finance leases as of June 30, 2026 were as follows:

	Operating	Finance
June 30, 2027	$20,409	$3,041
June 30, 2028	17,859	3,022
June 30, 2029	15,088	2,967
June 30, 2030	13,481	1,483
June 30, 2031	13,553	—
Thereafter	98,459	—
Total future minimum lease payments	178,849	10,513
Less: Interest	(30,247)	(593)
Total lease liabilities	$148,602	$9,920

Operating lease liabilities	$148,602
Finance lease liabilities	9,920
Total lease liabilities	$158,522

Lease liabilities - current	$18,520
Lease liabilities - non-current	140,002
Total lease liabilities	$158,522

NOTE 5 – LONG-TERM DEBT

On April 10, 2026, the Company completed the refinancing of its previous credit agreement, dated May 6, 2022 (the “Previous Credit Agreement”) by entering into a new Amended and Restated Credit Agreement (the “Amended and Restated Credit Agreement” or the “Credit Facility”) with PNC Bank, National Association as administrative agent, BOFA Securities, Inc. and Wells Fargo Securities, LLC as the joint lead arrangers, certain other financial institutions as lenders, and certain guarantors party thereto (“Loan Syndicate”).

The Amended and Restated Credit Agreement: (a) maintains a $600 million revolving credit facility (together and inclusive of a $75 million swing line sublimit and $100 million sublimit for letters of credit); (b) increases the existing term loan facility from $300 million to $450 million; (c) maintains a delayed draw term loan facility of $400 million; (d) increases the existing incremental credit facility from an aggregate principal amount of not more than $300 million, to an aggregate principal amount not to exceed the greater of (i) $300 million and (ii) 100% of Consolidated EBITDA, plus the amounts of voluntary prepayments of Term Loans and Delayed Draw Term Loans; (e) allows the Company the option to borrow at interest rates based on a base rate or a Secured Overnight Financing Rate (SOFR) plus a contractually defined margin based on the Company’s consolidated net leverage ratio; (f) amends the definition of “Consolidated Indebtedness” to net Unrestricted Cash and replaces the existing maximum Consolidated Leverage Ratio covenant with a maximum Consolidated Net Leverage Ratio covenant, which is maintained at a maximum of 4.50 to 1.00 (with temporary increases to 5.00 to 1.00 for the three fiscal quarters following a “Material Permitted Acquisition”); (g) extends the maturity date until April 10, 2031; and (h) modifies certain definitions and covenants.

At June 30, 2026 and December 31, 2025, long-term debt consisted of:

	June 30, 2026		December 31, 2025
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$395,625		$200,250
Delayed-Draw Term Loan		—		154,000
Revolving Credit		12,022		48,484
	5.0%	407,647	5.6%	402,734
Unamortized debt issuance costs		(1,419)		(1,379)
Total		$406,228		$401,355

The weighted-average interest rate on borrowings was 5.0% and 5.7% for the six months ended June 30, 2026 and 2025, respectively, and 5.6% for the twelve months ended December 31, 2025. Inclusive of the impact of floating-to-fixed interest rate swaps (see “Note 7 – Derivative Instruments and Hedging Activities”), the weighted-average interest rate was 5.0% and 5.4% for the six months ended June 30, 2026 and 2025, respectively, and 5.4% for the twelve months ended December 31, 2025.

As of June 30, 2026, the Company had a total borrowing capacity of $986.4 million, inclusive of $586.4 million under the revolving line of credit and $400.0 million of the unused delayed draw term loan facility.

The Loan Syndicate of the amended Credit Facility includes a combination of continuing and new financial institutions. The borrowing and repayments against the amended Credit Facility are presented in the statement of cash flows on a constructive basis, as if each borrowing in the previous syndicate was extinguished, and each financial institution in the Loan Syndicate is providing new borrowings.

Contractual Repayments

Future contractual repayments of debt principal are as follows:

Payments due by	Term Loan	Revolving Credit	Total
June 30, 2029	$7,500	$—	$7,500
June 30, 2030	25,313	—	25,313
April 10, 2031 (maturity)	362,812	12,022	374,834
Total	$395,625	$12,022	$407,647

Debt Issuance Costs

The Company’s debt issuance costs, which represent fees and other direct incremental costs incurred in connection with the Company’s long-term debt, have been deferred and are amortized over the term of indebtedness. As of June 30, 2026 and December 31, 2025, the balance of debt issuance costs and their location on the consolidated balance sheets are as follows:

	June 30, 2026	December 31, 2025
Deferred financing costs	$5,205	$6,519
Accumulated amortization	(184)	(5,140)
Total	$5,021	$1,379

	June 30, 2026	December 31, 2025
Other assets	$3,602	$—
Debt	1,419	1,379
Total	$5,021	$1,379

Amortization of debt issuance costs for the three months ended June 30, 2026 and 2025 totaled $0.5 million and $0.3 million, respectively, and for the six months ended June 30, 2026 and 2025 totaled $0.8 million and $0.6 million, respectively. The amortization is included as part of “Interest, net,” on the Company’s consolidated statements of comprehensive income.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Market:
Energy, environment, infrastructure, and disaster recovery	$251,112	53%	$248,504	52%	$483,031	53%	$487,034	51%
Health and social programs	158,719	33%	158,625	33%	301,319	33%	328,059	34%
Security and other civilian & commercial	64,664	14%	69,026	15%	127,645	14%	148,680	15%
Total	$474,495	100%	$476,155	100%	$911,995	100%	$963,773	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$184,913	39%	$204,389	43%	$367,356	40%	$443,551	46%
U.S. state and local government	84,049	18%	85,682	18%	161,097	18%	162,793	17%
International government	39,521	8%	29,259	6%	71,347	8%	56,348	6%
Total Government	308,483	65%	319,330	67%	599,800	66%	662,692	69%
Commercial	166,012	35%	156,825	33%	312,195	34%	301,081	31%
Total	$474,495	100%	$476,155	100%	$911,995	100%	$963,773	100%

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$202,311	43%	$206,710	43%	$394,296	43%	$415,702	43%
Fixed-price	245,423	52%	238,456	50%	459,168	50%	476,577	50%
Cost-based	26,761	5%	30,989	7%	58,531	7%	71,494	7%
Total	$474,495	100%	$476,155	100%	$911,995	100%	$963,773	100%

Contract Assets and Liabilities

Contract assets consist of unbilled receivables on contracts where revenue recognized exceeds the amount billed. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized.

The following table summarizes the contract assets and liabilities as of June 30, 2026 and December 31, 2025:

	Financial Statement Classification	June 30, 2026	December 31, 2025	$ Change
Contract assets	Contract assets	$196,075	$186,684	$9,391
Contract liabilities - current	Contract liabilities	(45,717)	(43,444)	(2,273)
Contract liabilities - non-current	Other long-term liabilities	(5,086)	(3,043)	(2,043)
Net contract assets (liabilities)		$145,272	$140,197	$5,075

The increase in net contract assets (liabilities) is primarily due to the timing difference between the performance of services and billings to customers. During the six months ended June 30, 2026 and 2025, the Company recognized $24.5 million and $17.5 million in revenue related to the contract liabilities balance at December 31, 2025 and 2024, respectively.

Changes in Estimates on Contracts

The Company recognized net income of $4.1 million and $5.3 million during the three months ended June 30, 2026 and 2025, respectively, and $4.3 million and $11.6 million during the six months ended June 30, 2026 and 2025, respectively, as a result of net changes in estimates related to fixed-price contracts accounted for under the percentage-of-completion method. The impact of the changes on the Company’s diluted earnings per share was $0.23 and $0.29 for the three months ended June 30, 2026 and 2025, respectively, and $0.24 and $0.63 for the six months ended June 30, 2026 and 2025, respectively.

Revenue Adjustments from Previously Satisfied Performance Obligations

The Company recognized $11.2 million, and $1.5 million, respectively, of revenue from previously satisfied performance obligations during the three months ended June 30, 2026 and 2025, and $12.4 million and $5.0 million during the six months ended June 30, 2026 and 2025, respectively. The adjustments were primarily due to changes in transaction price from contract modifications and final award performance determinations.

Unfulfilled Performance Obligations

In computing unfulfilled performance obligations (“UPO”), the Company excludes contracts with a stated term of one year or less (practical expedient), and contracts with the U.S. federal government. As of June 30, 2026, the UPO was $0.2 billion, of which 46% is expected to be recognized as revenue by December 31, 2026, 65% by December 31, 2027, 90% by December 31, 2028, and the remainder by December 31, 2029.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At June 30, 2026, the Company had floating-to-fixed interest rate swap agreements (the “Swaps”) for an aggregate notional amount of $175.0 million, of which $50.0 million will mature on February 28, 2030, $25.0 million will mature on June 26, 2030, and $100.0 million will mature on July 31, 2030. The Company has designated the Swaps as cash flow hedges. See “Note 5 – Long-Term Debt” for details on the impact of the Swaps on the Company’s interest rates, and “Note 12 – Fair Value” for the fair value of these Swaps.

NOTE 8 – INCOME TAXES

The Company’s effective tax rate (the “ETR”) was 17.8% and 21.0% for the three months ended June 30, 2026 and 2025, respectively, and 21.1% and 15.7% for the six months ended June 30, 2026 and 2025, respectively. The ETR for the three and six months ended June 30, 2026 were lower than the combined federal and state statutory tax rate primarily due to research tax credits and state tax planning strategies implemented that were, in part, offset by additional tax provisions attributable to equity-based compensation and valuation allowance on excess foreign tax credits. The ETR for the three and six months ended June 30, 2025 were lower than the combined statutory tax rate primarily due to research tax credits offset, in part, by valuation allowances on equity-based compensation assets and excess foreign tax credits.

NOTE 9 – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of June 30, 2026 and 2025 included the following:

	Three Months Ended June 30, 2026
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at March 31, 2026	$(13,392)	$(705)	$(14,097)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(359)	1,987	1,628
Amounts reclassified from accumulated other comprehensive (loss) income (1)	—	55	55
Effect of taxes	—	(405)	(405)
Total current period other comprehensive (loss) income	(359)	1,637	1,278
Accumulated other comprehensive (loss) income at June 30, 2026	$(13,751)	$932	$(12,819)
(1)
The Company expects to reclassify approximately $0.3 million of unrealized gains related to the Change in Fair Value of Interest Rate Hedge Agreements from accumulated other comprehensive (loss) income into earnings during the next 12 months.

	Three Months Ended June 30, 2025
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at March 31, 2025	$(17,204)	$(1,255)	$(18,459)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	6,818	(836)	5,982
Amounts reclassified from accumulated other comprehensive (loss) income	—	(189)	(189)
Effect of taxes	—	365	365
Total current period other comprehensive (loss) income	6,818	(660)	6,158
Accumulated other comprehensive (loss) income at June 30, 2025	$(10,386)	$(1,915)	$(12,301)

	Six Months Ended June 30, 2026
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at December 31, 2025	$(11,689)	$(1,739)	$(13,428)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(2,062)	3,227	1,165
Amounts reclassified from accumulated other comprehensive (loss) income	—	196	196
Effect of taxes	—	(752)	(752)
Total current period other comprehensive (loss) income	(2,062)	2,671	609
Accumulated other comprehensive (loss) income at June 30, 2026	$(13,751)	$932	$(12,819)

	Six Months Ended June 30, 2025
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at December 31, 2024	$(16,383)	$637	$(15,746)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	10,091	(2,690)	7,401
Amounts reclassified from accumulated other comprehensive (loss) income (1)	(4,094)	(880)	(4,974)
Effect of taxes	—	1,018	1,018
Total current period other comprehensive (loss) income	5,997	(2,552)	3,445
Accumulated other comprehensive (loss) income at June 30, 2025	$(10,386)	$(1,915)	$(12,301)
(1)
During the first quarter of 2025, the Company reclassified $4.1 million of effect of taxes related to Foreign Currency Translation Adjustments from accumulated other comprehensive (loss) income into earnings in connection with IRC 987.

Share Repurchases

The Company repurchases shares under a share repurchase program authorized by its board of directors. In addition, the Company repurchases shares in connection with the vesting of restricted stock units (“RSUs”) and performance share awards (“PSAs”) granted to employees.

Repurchases for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended June 30,
	2026		2025
	Shares	Amount Paid	Shares	Amount Paid
Share Repurchase Program	217,542	$14,136	31,339	$2,491
Vesting of RSUs and PSAs	558	37	34	3
Total	218,100	$14,173	31,373	$2,494

	Six Months Ended June 30,
	2026		2025
	Shares	Amount Paid	Shares	Amount Paid
Share Repurchase Program	435,055	$29,178	344,387	$37,543
Vesting of RSUs and PSAs	48,227	3,561	42,844	4,294
Total	483,282	$32,739	387,231	$41,837

NOTE 10 – STOCK-BASED COMPENSATION

The Company granted stock awards in the form of RSUs, cash-settled RSUs, and performance shares to employees and non-employee directors under the 2018 Amended and Restated Omnibus Plan (the “2018 A&R Omnibus Plan”). On June 2, 2026, the Company’s stockholders approved the 2026 Omnibus Incentive Plan (the “2026 Omnibus Plan”) that replaced the 2018 A&R Omnibus Plan. As of June 30, 2026, 473,743 shares previously awarded under the 2018 A&R Omnibus Plan remained outstanding.

The 2026 Omnibus Plan allows the Company to grant up to 1,321,000 total shares of common stock to officers, key employees, and non-employee directors. As of June 30, 2026, the Company had 1,319,931 shares available for grant under the 2026 Omnibus Plan.

The following awards were granted during the three and six months ended June 30, 2026 and 2025:

	Awards Granted		Average Grant Date Fair Value		Awards Granted		Average Grant Date Fair Value
	Three Months Ended		Three Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Employee Stock Awards - RSUs	1,069	134	$64.36	$84.46	133,060	142,855	$65.88	$84.83
Employee Stock Awards - PSAs	—	—	$—	$—	70,836	75,313	$66.40	$76.42
Cash-Settled RSUs	1,355	343	$64.36	$84.46	69,968	73,421	$65.86	$84.83
Non-Employee Director Stock Awards - RSUs	—	444	$—	$84.40	—	444	$—	$84.40
Total	2,424	921			273,864	292,033

The total stock-based compensation expense was $5.5 million and $5.8 million for the three months ended June 30, 2026 and 2025, respectively, and $10.9 million and $9.8 million for the six months ended June 30, 2026 and 2025, respectively. The unrecognized compensation expense at June 30, 2026 was $31.9 million, which is expected to vest over the next 1.9 years.

NOTE 11 – EARNINGS PER SHARE

Earnings per share (“EPS”), including the dilutive effect of stock awards for each period reported is summarized below:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net Income	$26,948	$23,661	$47,470	$50,512

Weighted-average number of basic shares outstanding during the period	18,010	18,403	18,125	18,454
Dilutive effect of stock awards	38	56	92	92
Weighted-average number of diluted shares outstanding during the period	18,048	18,459	18,217	18,546

Basic EPS	$1.50	$1.29	$2.62	$2.74
Diluted EPS	$1.49	$1.28	$2.61	$2.72

The following weighted-average stock awards were excluded from the calculation of weighted-average diluted share computations because they were anti-dilutive:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Anti-Dilutive Shares	2026	2025	2026	2025
Restricted Stock Units	143,632	70,085	2,223	70,282

NOTE 12 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	June 30, 2026
	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$338	$—	$338	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	354	—	354	Other assets
Company-owned life insurance policies	—	28,512	—	28,512	Other assets

Liabilities:
Interest rate swaps - current portion	$—	$25	$—	$25	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	39	—	39	Other long-term liabilities
Cash-Settled RSUs	—	2,081	—	2,081	Accrued salaries and benefits

	December 31, 2025
	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Company-owned life insurance policies	$—	$26,373	$—	$26,373	Other assets

Liabilities:
Interest rate swaps - current portion	$—	$615	$—	$615	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	2,060	—	2,060	Other long-term liabilities
Cash-Settled RSUs	—	4,311	—	4,311	Accrued salaries and benefits

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Letters of Credit and Guarantees

The Company had open standby letters of credit totaling $1.7 million at June 30, 2026 and $1.6 million at December 31, 2025. Open standby letters of credit issued by certain lenders totaling $1.6 million at both June 30, 2026 and December 31, 2025, respectively, reduce the Company’s borrowing capacity under the Previous Credit Agreement and the Amended and Restated Credit Agreement.

At June 30, 2026 and December 31, 2025, the Company had $4.4 million and $7.0 million, respectively, of bank guarantees for facility leases and contract performance obligations.

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

The segment revenue, significant segment expenses, and segment profit are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue	$474,495	$476,155	$911,995	$963,773
Significant segment expenses:
Direct labor and related fringe benefit costs	176,491	186,140	344,474	378,070
Subcontractors and other direct costs	121,365	112,285	224,019	222,897
Indirect and selling expenses	123,328	123,017	242,155	254,908
Depreciation and amortization	5,815	5,475	11,386	10,793
Amortization of intangible assets acquired in business combinations	7,609	9,227	15,218	18,704
Interest expense	6,926	8,498	13,732	15,921
Provision for income taxes	5,832	6,289	12,700	9,439
Other segment expense (1)	181	1,563	841	2,529
Net Income	$26,948	$23,661	$47,470	$50,512
(1)
Other segment expense includes interest income and gains/losses on foreign currency and disposition of assets.

NOTE 15 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At June 30, 2026 and December 31, 2025, accrued expenses and other current liabilities consisted of the following:

	June 30, 2026	December 31, 2025
Client advances and restricted funds	$97,451	$47,245
Cash collected not yet remitted to purchaser of billed receivables	13,544	7,189
Other accrued expenses and current liabilities	12,940	16,906
Total accrued expenses and other current liabilities	$123,935	$71,340

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
Health and Social Programs; and
•
Security and Other Civilian & Commercial.

We provide services to our diverse client base that deliver value throughout the entire life cycle of a policy, program, project, or initiative. Our primary services include:

•
Advisory Services;
•
Program Implementation Services;
•
Analytics Services;
•
Digital Services; and
•
Engagement Services.

We believe that, in the long-term, demand for our services will continue to grow as government, industry, and other stakeholders seek to address critical long-term societal and natural resource issues due to heightened concerns about the environment and use of clean energy and energy efficiency, particularly as a result of increasing energy demand from data centers, cryptocurrency operations, and electrification of buildings and vehicles; health promotion, treatment, and cost control; the means by which healthcare can be delivered effectively on a cross-jurisdiction basis; natural disaster relief and rebuild efforts; and ongoing homeland security threats. In the wake of the major hurricanes that devastated communities in Texas, Florida, North Carolina, Louisiana, the U.S. Virgin Islands, and Puerto Rico, and the impact of wildfires in Hawaii, Oregon, and southern California, the affected areas remain in various stages of recovery efforts. We believe our prior and current experience with disaster relief and rebuild efforts, including after hurricanes (Katrina, Rita, Helene, and Milton) and Superstorm Sandy, and the wildfires in Oregon, put us in a favorable position to continue to provide recovery and housing assistance, and environmental and infrastructure solutions, including disaster mitigation, on behalf of federal departments and agencies, state, territorial, and local jurisdictions, and regional agencies.

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

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

	Three Months Ended June 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2026	2025	2026	2025	Dollars	Percent
Revenue	$474,495	$476,155	100.0%	100.0%	$(1,660)	(0.3%)
Direct Costs:
Direct labor and related fringe benefit costs	176,491	186,140	37.2%	39.1%	(9,649)	(5.2%)
Subcontractor and other direct costs	121,365	112,285	25.6%	23.6%	9,080	8.1%
Total Direct Costs	297,856	298,425	62.8%	62.7%	(569)	(0.2%)
Operating Costs and Expenses:
Indirect and selling expenses	123,328	123,017	26.0%	25.8%	311	0.3%
Depreciation and Amortization:
Depreciation and amortization	5,815	5,475	1.2%	1.1%	340	6.2%
Amortization of intangible assets acquired in business combinations	7,609	9,227	1.6%	1.9%	(1,618)	(17.5%)
Total Depreciation and Amortization	13,424	14,702	2.8%	3.0%	(1,278)	(8.7%)
Total Operating Costs and Expenses	136,752	137,719	28.8%	28.8%	(967)	(0.7%)
Operating Income	39,887	40,011	8.4%	8.5%	(124)	(0.3%)
Interest, net	(6,765)	(8,422)	(1.4%)	(1.8%)	1,657	(19.7%)
Other expense	(342)	(1,639)	(0.1%)	(0.3%)	1,297	(79.1%)
Income before Income Taxes	32,780	29,950	6.9%	6.4%	2,830	9.4%
Provision for Income Taxes	5,832	6,289	1.2%	1.3%	(457)	(7.3%)
Net Income	$26,948	$23,661	5.7%	5.1%	$3,287	13.9%

Revenue. Revenue for the three months ended June 30, 2026 was $474.5 million, which was comparable to the same period in 2025. The following were changes in revenue from our various client markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery client market revenues increased $2.6 million, or 1.0%, due to increases of $6.1 million and $1.4 million from our commercial and international government clients, respectively, offset by decreases of $4.2 million and $0.8 million from our U.S. state and local government and U.S. federal government clients, respectively.
•
Health and Social Programs client market revenues were comparable to the prior year, with increases of $9.2 million, $4.6 million, and $1.8 million from our international government, commercial, and U.S. state and local government clients, respectively, offset by a decrease of $15.5 million from our U.S. federal government clients.
•
Security and Other Civilian & Commercial client market revenues decreased by $4.4 million, or 6.3%, due to decreases of $3.2 million, $1.5 million, and $0.3 million from our U.S. federal government, commercial, and international government clients, respectively, offset by an increase of $0.7 million from our U.S. state and local government clients.

Revenue for the three months ended June 30, 2026 includes subcontractor and other direct costs, which increased $9.1 million, or 8.1%, compared to 2025 and totaled $121.4 million and $112.3 million for the three months ended June 30, 2026 and 2025, respectively, and the margin on such costs.

Direct Costs. For the three months ended June 30, 2026 and 2025, direct costs totaled $297.9 million which was comparable to the same period in 2025. As a percentage of direct costs, direct labor and related fringe benefit costs were 59.3% and 62.4%, respectively, and subcontractor and other direct costs as a percentage of direct costs were 40.7% and 37.6%, respectively. As a percentage of revenue, direct labor and related fringe benefit costs were 37.2% and 39.1%, respectively, and subcontractor and other direct costs were 25.6% and 23.6%, respectively, for the three months ended June 30, 2026 and 2025.

Indirect and selling expenses. Indirect and selling expenses for the three months ended June 30, 2026 totaled $123.3 million which was comparable to the same period in 2025. As a percentage of indirect and selling expenses, indirect labor and related fringe benefit costs were consistent at 75.2% and 74.7% for the three months ended June 30, 2026 and 2025, respectively, and general and administrative costs as a percentage of indirect and selling expenses were also consistent at 24.8% and 25.3% for the three months ended June 30, 2026 and 2025, respectively.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2026 was $5.8 million which was comparable to $5.5 million for the three months ended June 30, 2025.

The decrease of $1.6 million in amortization of intangible assets acquired in business combinations from $9.2 million for the three months ended June 30, 2025 to $7.6 million for the three months ended June 30, 2026 was primarily due to certain intangible assets previously acquired becoming fully amortized.

Interest, net. The decrease of $1.7 million in interest, net, was primarily due to lower average debt balance of $459.8 million for the three months ended June 30, 2026 compared to $542.2 million for the same period in 2025. Interest from debt facilities was $5.7 million for the three months ended June 30, 2026, compared to $7.8 million for the three months ended June 30, 2025. Use of floating-to-fixed interest rate swap agreements to hedge the variable interest portion of debt facilities resulted in an increase of interest by less than $0.1 million for the three months ended June 30, 2026 compared to a reduction of $0.2 million for the same period in 2025. The average interest rate for our debt facilities was 4.9% for the three months ended June 30, 2026 compared to 5.7% for the same period in 2025. Inclusive of the impact of the swap agreements, our interest rate was 5.0% for the three months ended June 30, 2026 compared to 5.6% for the same period in 2025.

Other expense. The change in other expense for the three months ended June 30, 2026 as compared to 2025 was primarily due to foreign currency expense in 2026 of $0.3 million compared to $1.6 million in 2025.

Provision for Income Taxes. Our effective income tax rate for the three months ended June 30, 2026 and 2025 was 17.8% and 21.0%, respectively. The difference was primarily due to implementation of state tax planning strategies partially offset by valuation allowances on equity-based compensation assets and excess foreign tax credits.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

	Six Months Ended June 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2026	2025	2026	2025	Dollars	Percent
Revenue	$911,995	$963,773	100.0%	100.0%	$(51,778)	(5.4%)
Direct Costs:
Direct labor and related fringe benefit costs	344,474	378,070	37.8%	39.2%	(33,596)	(8.9%)
Subcontractor and other direct costs	224,019	222,897	24.6%	23.1%	1,122	0.5%
Total Direct Costs	568,493	600,967	62.3%	62.4%	(32,474)	(5.4%)
Operating Costs and Expenses:
Indirect and selling expenses	242,155	254,908	26.6%	26.4%	(12,753)	(5.0%)
Depreciation and Amortization:
Depreciation and amortization	11,386	10,793	1.2%	1.1%	593	5.5%
Amortization of intangible assets acquired in business combinations	15,218	18,704	1.7%	1.9%	(3,486)	(18.6%)
Total Depreciation and Amortization	26,604	29,497	2.9%	3.0%	(2,893)	(9.8%)
Total Operating Costs and Expenses	268,759	284,405	29.5%	29.4%	(15,646)	(5.5%)
Operating Income	74,743	78,401	8.2%	8.2%	(3,658)	(4.7%)
Interest, net	(13,474)	(15,759)	(1.4%)	(1.6%)	2,285	(14.5%)
Other expense	(1,099)	(2,691)	(0.1%)	(0.3%)	1,592	(59.2%)
Income before Income Taxes	60,170	59,951	6.7%	6.3%	219	0.4%
Provision for Income Taxes	12,700	9,439	1.4%	1.0%	3,261	34.5%
Net Income	$47,470	$50,512	5.3%	5.3%	$(3,042)	(6.0%)

Revenue. The decrease in revenue of $51.8 million was driven by a reduction of $76.2 million and $1.7 million from our U.S. federal government clients, primarily as a result of terminated contracts in the first six months of 2025 due to the Administration’s changing priorities and the actions recommended by the Department of Government Efficiency as well as the disruption of the typical U.S. federal government procurement cycle, and U.S. state and local government clients, respectively. This decline was offset by increases of $15.0 million and $11.1 million from our international government and commercial clients, respectively. The following were changes in revenue from our various client markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery client market revenues decreased $4.0 million, or 0.8%, driven by decreases of $12.1 million and $3.9 million from our U.S. federal government and U.S. state and local government clients, respectively, offset by increases of $8.7 million and $3.3 million from our commercial and international government clients, respectively.
•
Health and Social Programs client market revenues decreased $26.7 million, or 8.2%, driven by a decrease of $47.3 million from our U.S. federal government clients, offset by increases of $12.4 million, $6.9 million, and $1.3 million from our international government, commercial, and U.S. state and local government clients, respectively.
•
Security and Other Civilian & Commercial client market revenues decreased $21.0 million, or 14.1%, driven by decreases of $16.8 million, $4.4 million, and $0.7 million from our U.S. federal government, commercial, and international government clients, respectively, offset by an increase of $0.9 million from our U.S. state and local government clients.

Revenue for the six months ended June 30, 2026 includes subcontractor and other direct costs, which increased $1.1 million, or 0.5%, and totaled $224.0 million and $222.9 million for the six months ended June 30, 2026 and 2025, respectively, and the margin on such costs.

Direct Costs. The decrease of $32.5 million in direct costs was primarily a result of terminated U.S. federal government contracts during the first six months of 2025. For the six months ended June 30, 2026 and 2025, direct labor and related fringe benefit costs as a percentage of direct costs were 60.6% and 62.9%, respectively, and subcontractor and other direct costs as a percentage of direct costs were 39.4% and 37.1%, respectively. As a percentage of revenue, direct labor and related fringe benefit costs were 37.8% and 39.2%, respectively, and subcontractor and other direct costs were 24.6% and 23.1%, respectively, for the six months ended June 30, 2026 and 2025. Total direct costs as a percentage of revenue were 62.3% for the six months ended June 30, 2026, compared to 62.4% for the six months ended June 30, 2025.

Indirect and selling expenses. For the six months ended June 30, 2026, our indirect and selling expenses decreased by $12.8 million, or 5.0%, compared to the prior year, as a result of a decrease of $9.7 million and $3.1 million in indirect labor and related fringe benefit costs and general and administrative costs, respectively. The decreases were primarily from our efforts to align indirect and selling expenses to support our ongoing operations. As a percentage of revenue, indirect and selling expenses were 26.6% and 26.4% for the six months ended June 30, 2026 and 2025, respectively.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2026 was $11.4 million which is comparable to depreciation and amortization of $10.8 million for the six months ended June 30, 2025.

The decrease in amortization of intangible assets acquired in business combinations was primarily due to certain intangible assets previously acquired becoming fully amortized.

Interest, net. The decrease of $2.3 million in interest, net, was primarily due to lower average debt balance of $456.7 million for the six months ended June 30, 2026 compared to $528.3 million for the same period in 2025. Interest from debt facilities was $11.4 million for the six months ended June 30, 2026, compared to $15.1 million for the six months ended June 30, 2025. Use of floating-to-fixed interest rate swap agreements to hedge the variable interest portion of debt facilities resulted in an increase of interest by less than $0.1 million for the six months ended June 30, 2026 compared to a reduction of $0.9 million for the same period in 2025. The average interest rate for our debt facilities was 5.0% for the six months ended June 30, 2026 compared to 5.7% for the same period in 2025. Inclusive of the impact of the swap agreements, our interest rate was 5.0% for the six months ended June 30, 2026 compared to 5.4% for the same period in 2025.

Other expense. The change in other expense for the six months ended June 30, 2026 as compared to 2025 was primarily due to lower foreign currency expense in 2026 of $0.5 million compared to $2.5 million in 2025, offset by higher losses from disposal of assets of $0.6 million in 2026 compared to $0.1 million in 2025.

Provision for Income Taxes. Our effective income tax rate for the six months ended June 30, 2026 and 2025 was 21.1% and 15.7%, respectively. The difference was primarily due to additional tax provision attributable to equity-based compensation and valuation allowances on equity-based compensation assets and excess foreign tax credits in 2026 compared with tax impact of implementation of the IRC Section 987 regulations and greater research tax credits in the first quarter of 2025.

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2026	2025	2026	2025
Net income	$26,948	$23,661	$47,470	$50,512
Interest, net	6,765	8,422	13,474	15,759
Provision for income taxes	5,832	6,289	12,700	9,439
Depreciation and amortization	13,424	14,702	26,604	29,497
EBITDA	52,969	53,074	100,248	105,207
Acquisition and divestiture-related expenses (1)	45	195	694	454
Severance and other costs related to staff realignment (2)	359	—	359	2,550
Charges and adjustments related to facility consolidations and office closures (3)	—	(394)	972	(138)
Total Adjustments	404	(199)	2,025	2,866
Adjusted EBITDA	$53,373	$52,875	$102,273	$108,073

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

Non-GAAP Diluted Earnings per Share

Non-GAAP diluted earnings per share (“Non-GAAP Diluted EPS”) represents diluted U.S. GAAP earnings per share (“U.S. GAAP Diluted EPS”) excluding the impact of the specific items noted above, amortization of acquired intangible assets, and the related income tax effects. While these adjustments may be recurring and not infrequent or unusual, we do not consider these adjustments to be indicative of the performance of our ongoing operations. We believe that the supplemental adjustments provide additional useful information to investors.

The following table presents a reconciliation of U.S. GAAP Diluted EPS to Non-GAAP Diluted EPS for the periods indicated.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
U.S. GAAP Diluted EPS	$1.49	$1.28	$2.61	$2.72
Acquisition and divestiture-related expenses	—	—	0.04	0.01
Severance and other costs related to staff realignment	0.02	—	0.02	0.14
Charges and adjustments related to facility consolidations and office closures	—	(0.02)	0.06	(0.01)
Amortization of intangible assets acquired in business combinations (1)	0.42	0.50	0.84	1.01
Income tax effects of the adjustments (2)	(0.07)	(0.10)	(0.21)	(0.26)
Non-GAAP Diluted EPS	$1.86	$1.66	$3.36	$3.61
(1)
The amortization of intangible assets acquired from business combinations totaled $7.6 million and $9.2 million for the three months ended June 30, 2026 and 2025, respectively, and $15.2 million and $18.7 million for the six months ended June 30, 2026 and 2025, respectively.
(2)
Income tax effects were calculated using the effective tax rate, adjusted for certain discrete items, if any, of 17.8% and 21.0% for the three months ended June 30, 2026 and 2025, respectively, and 21.1% and 23.1% for the six months ended June 30, 2026 and 2025, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Material Cash Requirements from Contractual Obligations. Contractual obligations requiring material cash outflows primarily consist of payments related to operating and finance leases for facilities and equipment, as well as scheduled principal and interest payments under our Credit Facility. See “Note 4 – Leases” and “Note 5 – Long-Term Debt,” respectively, in the “Notes to Consolidated Financial Statements” in this Quarterly Report for additional details.

Liquidity and Borrowing Capacity. In addition to cash and cash equivalents on hand and cash generated from operations, our primary source of liquidity is the Credit Facility with a syndicate of commercial banks, as described in “Note 5 – Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. The Credit Facility requires that we remain in compliance with certain financial and non-financial covenants (as defined by the Credit Agreement, see “Note 5 – Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report for additional details). As of June 30, 2026, we remained in compliance with these covenants, and we had $586.4 million of unused borrowing capacity under the $600.0 million revolving line of credit and $400.0 million of unused delayed draw term loan facilities under the Credit Facility available to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program.

We have entered into floating-to-fixed interest rate swap agreements for a total notional value of $175.0 million to hedge a portion of our floating-rate debt under the Credit Facility. The interest rate swaps will expire in 2030, but we may consider entering into additional swap agreements prior to the expiration of these existing hedges. As of June 30, 2026, the percentage of our fixed-rate debt to total debt from the Credit Facility was 43%.

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

Dividends. We have historically paid quarterly cash dividends to our stockholders of record at $0.14 per share. Total dividend payments during the six months ended June 30, 2026 were $5.1 million.

Cash dividends declared thus far in 2026 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 26, 2026	$0.14	March 27, 2026	April 14, 2026
May 7, 2026	$0.14	June 5, 2026	July 10, 2026
August 6, 2026	$0.14	September 4, 2026	October 9, 2026

Cash Flow. The following table sets forth our sources and uses of cash for the six months ended June 30, 2026 and 2025:

	Six Months Ended
	June 30,
(in thousands)	2026	2025
Net Cash Provided by Operating Activities	$96,575	$18,923
Net Cash Used in Investing Activities	(8,519)	(8,799)
Net Cash Used in Financing Activities	(35,054)	(3,544)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(339)	1,491
Net Change in Cash, Cash Equivalents, and Restricted Cash	$52,663	$8,071

Net cash provided by our operations during the six months ended June 30, 2026 increased by $77.7 million compared to the same period in 2025 primarily due to lower taxes and interest payments and timing of cash advances related to certain energy incentive programs.

Cash used in investing activities for the six months ended June 30, 2026 decreased by $0.3 million compared to the same period in 2025 due to reduced purchases of equipment.

Cash used in financing activities for the six months ended June 30, 2026 was higher than the same period in 2025 by $31.5 million primarily due to lower net borrowings and payment of costs related to the refinancing of our Credit Facility, partially offset by reduced share repurchases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) and have concluded that as of June 30, 2026, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Share Repurchase Program. During the quarter ended June 30, 2026, our Board of Directors (the “Board”) approved an increase of $100.0 million to the existing share repurchase program, increasing the aggregate authorization under the program from $300 million to $400 million.

During the three months ended June 30, 2026, we repurchased 217,542 shares under our share repurchase program at an aggregate price of $14.1 million. As of June 30, 2026, $164.8 million of repurchase authority remained available for future approved share repurchases.

The timing and extent of our share repurchases will depend upon the approval by our Board, market conditions, and other corporate considerations. Repurchases are funded from our existing cash balances and/or borrowings, and repurchased shares are held as treasury stock.

Repurchases of Equity Securities. The following table summarizes the share repurchase activity for the three months ended June 30, 2026, including shares purchased in satisfaction of employee tax withholding obligations related to the settlement of restricted stock units.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
April 1 - April 30	13,911	$64.96	13,392	$78,049,488
May 1 - May 31	189,489	$64.77	189,450	$65,775,052
June 1 - June 30	14,700	$67.77	14,700	$164,778,539
Total	218,100	$64.99	217,542
(1)
The total number of shares purchased includes shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended June 30, 2026, we repurchased 558 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $66.22 per share.
(2)
The current share repurchase program authorizes share repurchases in the aggregate up to $400.0 million. Our Credit Facility permits annual share repurchases of at least $25.0 million; provided that the Company is not in default of its covenants, and higher amounts provided that our Consolidated Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) prior to and after giving effect to such repurchases is 0.50 to 1.00 less than the then-applicable maximum Consolidated Net Leverage Ratio and subject to a net liquidity of $100.0 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Exhibit

10.1	Amended and Restated Credit Agreement, dated April 10, 2026 (Incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K, filed April 16, 2026).

10.2

ICF International, Inc. 2026 Omnibus Incentive Plan (incorporated by reference to Exhibit A of the Registrant’s Proxy Statement on Schedule 14A, filed with the SEC on April 22, 2026, relating to the Registrant’s Annual Meeting of Stockholders held on June 2, 2026).

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

August 6, 2026	By:	/s/ John Wasson
John Wasson
Chair and Chief Executive Officer
(Principal Executive Officer)

August 6, 2026	By:	/s/ James Morgan
James Morgan
Chief Operating and Financial Officer (Principal Financial Officer)