Form 10-Q
period 2026-09-30
ICF International, Inc.
filed 2026-11-05
CIK 1362004

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act.

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	ICFI	The Nasdaq Global Select Market

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

As of October 30, 2026, there were 17,942,455 shares outstanding of the registrant’s common stock.

ICF INTERNATIONAL, INC. AND SUBSIDIARIES

QUARTERLY REPORT ON FORM 10-Q FOR THE

PERIOD ENDED SEPTEMBER 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

ICF International, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	September 30, 2026
(in thousands, except share and per share amounts)	(Unaudited)	December 31, 2025
ASSETS
Cash and cash equivalents	$5,138	$5,297
Restricted cash	89,955	47,984
Accounts receivable, net	229,810	237,996
Contract assets	213,384	186,684
Prepaid expenses and other current assets	28,273	18,390
Income tax receivable	20,656	18,087
Total Current Assets	587,216	514,438
Property and equipment, net	52,057	58,357
Goodwill	1,251,534	1,252,207
Other intangible assets, net	65,329	81,555
Operating lease - right-of-use assets	98,489	106,274
Other assets	47,257	37,340
Total Assets	$2,101,882	$2,050,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$90,814	$123,524
Contract liabilities	39,361	43,444
Lease liabilities - current	18,137	21,491
Accrued salaries and benefits	88,629	95,578
Accrued subcontractors and other direct costs	59,659	48,900
Accrued expenses and other current liabilities	121,879	71,340
Total Current Liabilities	418,479	404,277
Debt	372,122	401,355
Lease liabilities - non-current	136,097	148,493
Deferred income taxes	29,928	6,837
Other long-term liabilities	58,874	60,727
Total Liabilities	1,015,500	1,021,689

Commitments and Contingencies (Note 13)

Stockholders’ Equity:
Preferred stock, par value $.001; 5,000,000 shares authorized; none issued	—	—
Common stock, par value $.001; 70,000,000 shares authorized; 24,560,674 and 24,378,749 shares issued at September 30, 2026 and December 31, 2025, respectively; 17,942,455 and 18,247,837 shares outstanding at September 30, 2026 and December 31, 2025, respectively	25	24
Additional paid-in capital	481,249	465,779
Retained earnings	1,027,716	956,077
Treasury stock, 6,618,219 and 6,130,912 shares at September 30, 2026 and December 31, 2025, respectively	(413,088)	(379,970)
Accumulated other comprehensive loss	(9,520)	(13,428)
Total Stockholders’ Equity	1,086,382	1,028,482
Total Liabilities and Stockholders’ Equity	$2,101,882	$2,050,171

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2026	2025	2026	2025
Revenue	$470,497	$465,405	$1,382,492	$1,429,178
Direct Costs	291,310	290,545	859,803	891,512
Operating costs and expenses:
Indirect and selling expenses	125,632	122,261	367,787	377,169
Depreciation and amortization	9,908	14,168	36,512	43,665
Total operating costs and expenses	135,540	136,429	404,299	420,834
Operating income	43,647	38,431	118,390	116,832
Interest, net	(6,372)	(7,861)	(19,846)	(23,620)
Other income (expense)	58	176	(1,041)	(2,515)
Income before income taxes	37,333	30,746	97,503	90,697
Provision for income taxes	5,600	6,980	18,300	16,419
Net income	$31,733	$23,766	$79,203	$74,278

Earnings per Share:
Basic	$1.77	$1.29	$4.38	$4.03
Diluted	$1.76	$1.28	$4.36	$4.01

Weighted-average Shares:
Basic	17,939	18,432	18,063	18,447
Diluted	18,055	18,526	18,174	18,542

Cash dividends declared per common share	$0.14	$0.14	$0.42	$0.42

Other comprehensive income (loss), net of tax	3,299	(1,733)	3,908	1,712
Comprehensive income, net of tax	$35,032	$22,033	$83,111	$75,990

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2026	18,248	$24	$465,779	$956,077	6,130	$(379,970)	$(13,428)	$1,028,482
Net income	—	—	—	20,522	—	—	—	20,522
Other comprehensive loss	—	—	—	—	—	—	(669)	(669)
Equity compensation	—	—	4,697	—	—	—	—	4,697
Issuance of shares pursuant to vesting of restricted stock units	134	—	—	—	—	—	—	—
Share repurchases	(265)	—	—	—	266	(18,566)	—	(18,566)
Dividends declared	—	—	—	(2,557)	—	—	—	(2,557)
Balance at March 31, 2026	18,117	$24	$470,476	$974,042	6,396	$(398,536)	$(14,097)	$1,031,909
Net income	—	—	—	26,948	—	—	—	26,948
Other comprehensive income	—	—	—	—	—	—	1,278	1,278
Equity compensation	—	—	4,310	—	—	—	—	4,310
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	35	—	2,156	—	—	—	—	2,156
Share repurchases	(218)	—	—	—	218	(14,173)	—	(14,173)
Dividends declared	—	—	—	(2,499)	—	—	—	(2,499)
Balance at June 30, 2026	17,934	$24	$476,942	$998,491	6,614	$(412,709)	$(12,819)	$1,049,929
Net income	—	—	—	31,733	—	—	—	31,733
Other comprehensive income	—	—	—	—	—	—	3,299	3,299
Equity compensation	—	—	4,307	—	—	—	—	4,307
Issuance of shares pursuant to vesting of restricted stock units	12	1	—	—	—	—	—	1
Share repurchases	(4)	—	—	—	4	(379)	—	(379)
Dividends declared	—	—	—	(2,508)	—	—	—	(2,508)
Balance at September 30, 2026	17,942	$25	$481,249	$1,027,716	6,618	$(413,088)	$(9,520)	$1,086,382

	Common Stock		Additional Paid-in	Retained	Treasury Stock		Accumulated Other Comprehensive
(in thousands)	Shares	Amount	Capital	Earnings	Shares	Amount	Loss	Total
Balance at January 1, 2025	18,666	$24	$443,463	$874,772	5,520	$(320,054)	$(15,746)	$982,459
Net income	—	—	—	26,851	—	—	—	26,851
Other comprehensive loss	—	—	—	—	—	—	(2,713)	(2,713)
Equity compensation	—	—	4,186	—	—	—	—	4,186
Issuance of shares pursuant to vesting of restricted stock units	116	—	—	—	—	—	—	—
Share repurchases	(356)	—	—	—	356	(39,343)	—	(39,343)
Dividends declared	—	—	—	(2,572)	—	—	—	(2,572)
Balance at March 31, 2025	18,426	$24	$447,649	$899,051	5,876	$(359,397)	$(18,459)	$968,868
Net income	—	—	—	23,661	—	—	—	23,661
Other comprehensive income	—	—	—	—	—	—	6,158	6,158
Equity compensation	—	—	4,252	—	—	—	—	4,252
Issuance of shares pursuant to employee stock purchase plan and vesting of restricted stock units	34	—	2,524	—	—	—	—	2,524
Share repurchases	(31)	—	—	—	31	(2,494)	—	(2,494)
Dividends declared	—	—	—	(2,577)	—	—	—	(2,577)
Balance at June 30, 2025	18,429	$24	$454,425	$920,135	5,907	$(361,891)	$(12,301)	$1,000,392
Net income	—	—	—	23,766	—	—	—	23,766
Other comprehensive loss	—	—	—	—	—	—	(1,733)	(1,733)
Equity compensation	—	—	4,477	—	—	—	—	4,477
Issuance of shares pursuant to vesting of restricted stock units	10	—	—	—	—	—	—	—
Share repurchases	(3)	—	—	—	3	(199)	—	(199)
Dividends declared	—	—	—	(2,582)	—	—	—	(2,582)
Balance at September 30, 2025	18,436	$24	$458,902	$941,319	5,910	$(362,090)	$(14,034)	$1,024,121

The accompanying notes are an integral part of these consolidated financial statements.

ICF International, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
Cash Flows from Operating Activities
Net income	$79,203	$74,278
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for (recovery of) credit losses	458	(305)
Deferred income taxes and unrecognized income tax benefits	18,882	20,186
Non-cash equity compensation	13,314	12,915
Depreciation and amortization	36,512	43,665
Other operating adjustments, net	1,932	3,837
Changes in operating assets and liabilities, net of the effects of acquisitions:
Net contract assets and liabilities	(32,368)	(22,676)
Accounts receivable	7,334	26,829
Prepaid expenses and other current assets	(7,996)	(2,470)
Operating lease assets and liabilities, net	(6,197)	(6,774)
Accounts payable	(32,460)	(21,099)
Accrued salaries and benefits	(6,773)	(22,143)
Accrued subcontractors and other direct costs	11,405	(25)
Accrued expenses and other current liabilities	50,598	(9,804)
Income tax receivable and payable	(2,583)	(30,566)
Other liabilities	487	396
Net Cash Provided by Operating Activities	131,748	66,244

Cash Flows from Investing Activities
Payments for purchase of property and equipment and capitalized software	(14,080)	(14,745)
Other investing, net	(322)	403
Net Cash Used in Investing Activities	(14,402)	(14,342)

Cash Flows from Financing Activities
Advances from Credit Facility	1,191,161	1,048,671
Payments on Credit Facility	(1,220,728)	(1,011,838)
Other short-term borrowings, net	295	(5,822)
Dividends paid	(7,605)	(7,775)
Stock repurchases	(33,118)	(42,036)
Issuance of common stock under employee stock purchase plan	2,156	2,524
Payments of debt issuance costs	(4,442)	—
Repayment of finance lease obligations	(2,020)	(1,950)
Net Cash Used in Financing Activities	(74,301)	(18,226)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(183)	1,433

Net Change in Cash, Cash Equivalents, and Restricted Cash	42,862	35,109
Cash, Cash Equivalents, and Restricted Cash, Beginning of Period	56,324	18,817
Cash, Cash Equivalents, and Restricted Cash, End of Period	$99,186	$53,926

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Interest	$17,948	$20,045
Income tax payments, net of refunds	$2,575	$27,431

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

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and the reported amounts of revenue and expenses. Management evaluates these estimates on an ongoing basis including those that relate to revenue recognition (including estimates of variable considerations and remaining costs to complete fixed-price contracts), expected credit losses, valuation and lives of tangible and intangible assets including those acquired from business combinations, and reserves for tax benefits and valuation allowances on deferred tax assets. Actual results experienced by the Company may differ from management’s estimates.

Interim Results

The unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). These rules and regulations permit some of the information and footnote disclosures normally included in annual financial statements, prepared in accordance with U.S. GAAP, to be condensed or omitted. In management’s opinion, the unaudited consolidated financial statements contain all adjustments that are of a normal recurring nature, necessary for a fair presentation of the results of operations and financial position of the Company for the interim periods presented. The Company reports operating results and financial data as a single operating segment and reporting unit. Operating results for the three-month and the nine-month periods ended September 30, 2026 and 2025 are not necessarily indicative of the results that may be expected for the full year. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the fiscal year ended December 31, 2025 and the notes thereto included in the Company’s Annual Report on Form 10-K.

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

NOTE 2 – RESTRICTED CASH

The following table provides a reconciliation of cash, cash equivalents, and restricted cash as of September 30, 2026 and 2025 to cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025:

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$5,138	$3,988
Restricted cash (1)	94,048	49,938
Total of cash, cash equivalents, and restricted cash shown in the consolidated statements of cash flows	$99,186	$53,926
(1)
The balances as of September 30, 2026 and September 30, 2025, include $4.1 million and $3.0 million, respectively, of long-term restricted cash included within “Other assets” on the Company’s consolidated balance sheets.

Restricted cash is related to the Company’s business of managing energy efficiency programs for its clients and advances on certain programs.

NOTE 3 – ACCOUNTS RECEIVABLE, NET

Accounts receivable, net consists of contract and other customer receivables. A reconciliation of accounts receivable, net is as follows:

	September 30, 2026	December 31, 2025
Billed and billable (1)	$233,434	$241,129
Allowance for expected credit losses	(3,624)	(3,133)
Accounts receivable, net	$229,810	$237,996

(1)
Includes billed other customer receivables totaling $18.7 million and $20.6 million at September 30, 2026 and December 31, 2025, respectively, related to the Company’s energy incentive management business for its public utility clients.

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

	As of and for the Nine Months Ended
	September 30, 2026	September 30, 2025
Beginning balance, billed accounts receivable sold and not yet collected	$38,206	$25,966
Billed accounts receivable sold (1)	338,745	362,563
Collections from customers (1)	(349,593)	(349,981)
Ending balance, billed accounts receivable sold and not yet collected	$27,358	$38,548
(1)
For the nine months ended September 30, 2026 and 2025, the Company recorded a net outflow of $10.8 million and a net inflow of $12.6 million, respectively, in its cash flows from operating activities from the sale of billed accounts receivable.

The following is a reconciliation of cash collections from customers of billed accounts receivable previously sold to MUFG that were eligible and accounted for as sales under ASC 860:

	As of and for the Nine Months Ended
	September 30, 2026	September 30, 2025
Beginning balance, cash collected but not yet remitted to MUFG	$3,840	$23,339
Collections from customers (1)	349,593	349,981
Remittances to MUFG (1)	(343,202)	(361,462)
Ending balance, cash collected but not yet remitted to MUFG	$10,231	$11,857
(1)
For the nine months ended September 30, 2026 and 2025, the Company recorded a net inflow of $6.4 million and a net outflow of $11.5 million, respectively, in its cash flows from operating activities from the collection of billed accounts receivable that were sold but not yet remitted to MUFG.

The aggregate impact of the sale of billed accounts receivable on the Company’s operating cash flows was a net outflow of $4.4 million and a net inflow of $1.1 million for the nine months ended September 30, 2026 and 2025, respectively.

At September 30, 2026 and December 31, 2025, the amounts due to MUFG for cash collected and not yet remitted for billed accounts receivable sold that did not qualify as sales under ASC 860 totaled $3.6 million and $3.4 million, respectively. These amounts are included as part of “Accrued expenses and other current liabilities” on the Company’s consolidated balance sheets, and included within cash flows from financing activities on the Company’s consolidated statements of cash flows.

NOTE 4 – LEASES

At September 30, 2026, the Company had operating and finance leases for facilities and equipment with remaining duration ranging from 1 to 12 years. Future minimum lease payments under non-cancellable operating and finance leases as of September 30, 2026 were as follows:

	Operating	Finance
September 30, 2027	$19,858	$3,041
September 30, 2028	17,291	3,004
September 30, 2029	14,373	2,967
September 30, 2030	13,570	741
September 30, 2031	13,648	—
Thereafter	95,200	—
Total future minimum lease payments	173,940	9,753
Less: Interest	(28,948)	(511)
Total lease liabilities	$144,992	$9,242

Operating lease liabilities	$144,992
Finance lease liabilities	9,242
Total lease liabilities	$154,234

Lease liabilities - current	$18,137
Lease liabilities - non-current	136,097
Total lease liabilities	$154,234

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

At September 30, 2026 and December 31, 2025, long-term debt consisted of:

	September 30, 2026		December 31, 2025
	Average Interest Rate	Outstanding Balance	Average Interest Rate	Outstanding Balance
Term Loan		$360,625		$200,250
Delayed-Draw Term Loan		—		154,000
Revolving Credit		12,543		48,484
	5.0%	373,168	5.6%	402,734
Unamortized debt issuance costs		(1,046)		(1,379)
Total		$372,122		$401,355

The Company utilizes floating-to-fixed interest rate swap agreements to hedge the variable interest portion of debt facilities. Inclusive of the impact of floating-to-fixed interest rate swaps (see “Note 7 – Derivative Instruments and Hedging Activities”), the average interest rate for long-term debt was 5.0% and 5.4% for the nine months ended September 30, 2026 and 2025, respectively, and 5.4% for the twelve months ended December 31, 2025.

As of September 30, 2026, the Company had unused borrowing capacity of $585.9 million under the $600 million revolving line of credit (inclusive of outstanding letters of credit totaling $1.6 million) and $400.0 million of the unused delayed draw term loan facility. Taking into account the financial and performance-based limitations, the available borrowing capacity was $619.0 million at September 30, 2026.

Contractual Repayments

Future contractual repayments of debt principal are as follows:

Payments due by	Term Loan	Revolving Credit	Total
September 30, 2030	$6,250	$—	$6,250
April 10, 2031 (maturity)	354,375	12,543	366,918
Total	$360,625	$12,543	$373,168

Debt Issuance Costs

The Company’s debt issuance costs, which represent fees and other direct incremental costs incurred in connection with the Company’s long-term debt, have been deferred and are amortized over the term of indebtedness. As of September 30, 2026 and December 31, 2025, the balance of debt issuance costs and their location on the consolidated balance sheets are as follows:

	September 30, 2026	December 31, 2025
Deferred financing costs	$5,164	$6,519
Accumulated amortization	(627)	(5,140)
Total	$4,537	$1,379

	September 30, 2026	December 31, 2025
Other assets	$3,491	$—
Debt	1,046	1,379
Total	$4,537	$1,379

Amortization of debt issuance costs for the three months ended September 30, 2026 and 2025 totaled $0.5 million and $0.3 million, respectively, and for the nine months ended September 30, 2026 and 2025 totaled $1.3 million and $0.8 million, respectively. The amortization is included as part of “Interest, net,” on the Company’s consolidated statements of comprehensive income.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Market:
Energy, environment, infrastructure, and disaster recovery	$253,246	54%	$246,163	53%	$736,092	53%	$732,970	51%
Health and social programs	149,126	32%	152,344	33%	450,464	33%	480,639	34%
Security and other civilian & commercial	68,125	14%	66,898	14%	195,936	14%	215,569	15%
Total	$470,497	100%	$465,405	100%	$1,382,492	100%	$1,429,178	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Client Type:
U.S. federal government	$191,310	41%	$198,297	43%	$558,917	40%	$641,848	45%
U.S. state and local government	87,874	18%	81,698	17%	248,721	18%	244,491	17%
International government	32,517	7%	29,021	6%	103,863	8%	85,369	6%
Total Government	311,701	66%	309,016	66%	911,501	66%	971,708	68%
Commercial	158,796	34%	156,389	34%	470,991	34%	457,470	32%
Total	$470,497	100%	$465,405	100%	$1,382,492	100%	$1,429,178	100%

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Contract Mix:
Time-and-materials	$207,483	44%	$205,615	44%	$601,635	44%	$621,317	44%
Fixed-price	236,137	50%	226,850	49%	695,455	50%	703,427	49%
Cost-based	26,877	6%	32,940	7%	85,402	6%	104,434	7%
Total	$470,497	100%	$465,405	100%	$1,382,492	100%	$1,429,178	100%

Contract Assets and Liabilities

Contract assets consist of unbilled receivables on contracts where revenue recognized exceeds the amount billed. Contract liabilities result from advance payments received on a contract or from billings in excess of revenue recognized.

The following table summarizes the contract assets and liabilities as of September 30, 2026 and December 31, 2025:

	Financial Statement Classification	September 30, 2026	December 31, 2025	$ Change
Contract assets	Contract assets	$213,384	$186,684	$26,700
Contract liabilities - current	Contract liabilities	(39,361)	(43,444)	4,083
Contract liabilities - non-current	Other long-term liabilities	(4,093)	(3,043)	(1,050)
Net contract assets (liabilities)		$169,930	$140,197	$29,733

The increase in net contract assets (liabilities) is primarily due to the timing difference between the performance of services and billings to customers. During the nine months ended September 30, 2026 and 2025, the Company recognized $27.9 million and $19.4 million in revenue related to the contract liabilities balance at December 31, 2025 and 2024, respectively.

Changes in Estimates on Contracts

The Company recognized net income of $4.3 million and $0.9 million during the three months ended September 30, 2026 and 2025, respectively, and $8.6 million and $11.7 million during the nine months ended September 30, 2026 and 2025, respectively, as a result of net changes in estimates related to fixed-price contracts accounted for under the percentage-of-completion method. The impact of the changes on the Company’s diluted earnings per share was $0.24 and $0.05 for the three months ended September 30, 2026 and 2025, respectively, and $0.47 and $0.63 for the nine months ended September 30, 2026 and 2025, respectively.

Revenue Adjustments from Previously Satisfied Performance Obligations

The Company recognized $0.5 million and $1.2 million, respectively, of revenue from previously satisfied performance obligations during the three months ended September 30, 2026 and 2025, and $12.9 million and $6.2 million during the nine months ended September 30, 2026 and 2025, respectively. The adjustments were primarily due to changes in transaction price from contract modifications and final award performance determinations.

Unfulfilled Performance Obligations

In computing unfulfilled performance obligations (“UPO”), the Company excludes contracts with a stated term of one year or less (practical expedient), and contracts with the U.S. federal government. As of September 30, 2026, the UPO was $0.2 billion, of which 51% is expected to be recognized as revenue by December 31, 2026, 70% by December 31, 2027, 89% by December 31, 2028, and the remainder by December 31, 2029.

NOTE 7 – DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

At September 30, 2026, the Company had floating-to-fixed interest rate swap agreements (the “Swaps”) for an aggregate notional amount of $175.0 million, of which $50.0 million will mature on February 28, 2030, $25.0 million will mature on June 26, 2030, and $100.0 million will mature on July 31, 2030. The Company has designated the Swaps as cash flow hedges. See “Note 5 – Long-Term Debt” for details on the impact of the Swaps on the Company’s interest rates, and “Note 12 – Fair Value” for the fair value of these Swaps.

NOTE 8 – INCOME TAXES

The Company’s effective tax rate (the “ETR”) was 15.0% and 22.7% for the three months ended September 30, 2026 and 2025, respectively, and 18.8% and 18.1% for the nine months ended September 30, 2026 and 2025, respectively. The ETR for the three and nine months ended September 30, 2026 were lower than the combined federal and state statutory tax rate primarily due to research tax credits and state tax planning strategies implemented that were, in part, offset by additional tax provisions attributable to equity-based compensation and valuation allowance on excess foreign tax credits. The ETR for the three and nine months ended September 30, 2025 were lower than the combined statutory tax rate primarily due to research tax credits offset, in part, by valuation allowances on equity-based compensation assets and excess foreign tax credits.

NOTE 9 – STOCKHOLDERS’ EQUITY

Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss as of September 30, 2026 and 2025 included the following:

	Three Months Ended September 30, 2026
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at June 30, 2026	$(13,751)	$932	$(12,819)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(190)	4,850	4,660
Amounts reclassified from accumulated other comprehensive (loss) income (1)	—	113	113
Effect of taxes	—	(1,474)	(1,474)
Total current period other comprehensive (loss) income	(190)	3,489	3,299
Accumulated other comprehensive (loss) income at September 30, 2026	$(13,941)	$4,421	$(9,520)
(1)
The Company expects to reclassify approximately $1.2 million of unrealized gains related to the Change in Fair Value of Interest Rate Hedge Agreements from accumulated other comprehensive (loss) income into earnings during the next 12 months.

	Three Months Ended September 30, 2025
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at June 30, 2025	$(10,386)	$(1,915)	$(12,301)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(1,414)	(178)	(1,592)
Amounts reclassified from accumulated other comprehensive (loss) income	—	(131)	(131)
Effect of taxes	—	(10)	(10)
Total current period other comprehensive (loss) income	(1,414)	(319)	(1,733)
Accumulated other comprehensive (loss) income at September 30, 2025	$(11,800)	$(2,234)	$(14,034)

	Nine Months Ended September 30, 2026
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at December 31, 2025	$(11,689)	$(1,739)	$(13,428)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	(2,252)	8,077	5,825
Amounts reclassified from accumulated other comprehensive (loss) income	—	309	309
Effect of taxes	—	(2,226)	(2,226)
Total current period other comprehensive (loss) income	(2,252)	6,160	3,908
Accumulated other comprehensive (loss) income at September 30, 2026	$(13,941)	$4,421	$(9,520)

	Nine Months Ended September 30, 2025
	Foreign Currency Translation Adjustments	Change in Fair Value of Interest Rate Hedge Agreements	Total
Accumulated other comprehensive (loss) income at December 31, 2024	$(16,383)	$637	$(15,746)
Current period other comprehensive (loss) income:
Other comprehensive (loss) income before reclassifications	8,677	(2,868)	5,809
Amounts reclassified from accumulated other comprehensive (loss) income (1)	(4,094)	(1,011)	(5,105)
Effect of taxes	—	1,008	1,008
Total current period other comprehensive (loss) income	4,583	(2,871)	1,712
Accumulated other comprehensive (loss) income at September 30, 2025	$(11,800)	$(2,234)	$(14,034)
(1)
During the first quarter of 2025, the Company reclassified $4.1 million of tax effects related to Foreign Currency Translation Adjustments from accumulated other comprehensive (loss) income into earnings in connection with Section 987 of the Internal Revenue Code.

Share Repurchases

The Company repurchases shares under a share repurchase program authorized by its board of directors. In addition, the Company repurchases shares in connection with the vesting of restricted stock units (“RSUs”) and performance share awards (“PSAs”) granted to employees.

Repurchases for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30,
	2026		2025
	Shares	Amount Paid	Shares	Amount Paid
Vesting of RSUs	4,025	$379	2,107	$199

	Nine Months Ended September 30,
	2026		2025
	Shares	Amount Paid	Shares	Amount Paid
Share Repurchase Program	435,055	$29,178	344,387	$37,543
Vesting of RSUs and PSAs	52,252	3,940	44,951	4,493
Total	487,307	$33,118	389,338	$42,036

NOTE 10 – STOCK-BASED COMPENSATION

The Company granted stock awards in the form of RSUs, cash-settled RSUs, and performance shares to employees and non-employee directors under the 2018 Amended and Restated Omnibus Plan (the “2018 A&R Omnibus Plan”). On June 2, 2026, the Company’s stockholders approved the 2026 Omnibus Incentive Plan (the “2026 Omnibus Plan”) that replaced the 2018 A&R Omnibus Plan. As of September 30, 2026, 474,043 shares previously awarded under the 2018 A&R Omnibus Plan remained outstanding.

The 2026 Omnibus Plan allows the Company to grant up to 1,321,000 total shares of common stock to officers, key employees, and non-employee directors. As of September 30, 2026, the Company had 1,302,799 shares available for grant under the 2026 Omnibus Plan.

The following awards were granted during the three and nine months ended September 30, 2026 and 2025:

	Awards Granted		Average Grant Date Fair Value		Awards Granted		Average Grant Date Fair Value
	Three Months Ended		Three Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
	2026	2025	2026	2025	2026	2025	2026	2025
Employee Stock Awards - RSUs	1,193	4,354	$90.58	$90.39	134,253	147,209	$66.10	$84.99
Employee Stock Awards - PSAs	—	—	$—	$—	70,836	75,313	$66.40	$76.42
Cash-Settled RSUs	1,210	1,740	$90.58	$90.39	71,178	75,161	$66.28	$84.96
Non-Employee Director Stock Awards - RSUs	15,939	12,040	$72.45	$87.16	15,939	12,484	$72.45	$87.06
Total	18,342	18,134			292,206	310,167

The total stock-based compensation expense was $5.6 million and $6.3 million for the three months ended September 30, 2026 and 2025, respectively, and $16.5 million and $16.1 million for the nine months ended September 30, 2026 and 2025, respectively. The unrecognized compensation expense at September 30, 2026 was $28.6 million, which is expected to be recognized over the next 1.7 years.

NOTE 11 – EARNINGS PER SHARE

Earnings per share (“EPS”), including the dilutive effect of stock awards for each period reported is summarized below:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2026	2025	2026	2025
Net Income	$31,733	$23,766	$79,203	$74,278

Weighted-average number of basic shares outstanding during the period	17,939	18,432	18,063	18,447
Dilutive effect of stock awards	116	94	111	95
Weighted-average number of diluted shares outstanding during the period	18,055	18,526	18,174	18,542

Basic EPS	$1.77	$1.29	$4.38	$4.03
Diluted EPS	$1.76	$1.28	$4.36	$4.01

The following weighted-average stock awards were excluded from the calculation of weighted-average diluted share computations because they were anti-dilutive:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Anti-Dilutive Shares	2026	2025	2026	2025
Restricted Stock Units	3,582	60,168	2,327	4,193

NOTE 12 – FAIR VALUE

Financial instruments measured at fair value on a recurring basis and their location within the accompanying consolidated balance sheets are as follows:

	September 30, 2026
	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Interest rate swaps - current portion	$—	$1,152	$—	$1,152	Prepaid expenses and other assets
Interest rate swaps - long-term portion	—	4,374	—	4,374	Other assets
Company-owned life insurance policies	—	27,920	—	27,920	Other assets

Liabilities:
Cash-Settled RSUs	$—	$3,211	$—	$3,211	Accrued salaries and benefits

	December 31, 2025
	Level 1	Level 2	Level 3	Total	Location on Balance Sheet
Assets:
Company-owned life insurance policies	$—	$26,373	$—	$26,373	Other assets

Liabilities:
Interest rate swaps - current portion	$—	$615	$—	$615	Accrued expenses and other current liabilities
Interest rate swaps - long-term portion	—	2,060	—	2,060	Other long-term liabilities
Cash-Settled RSUs	—	4,311	—	4,311	Accrued salaries and benefits

NOTE 13 – COMMITMENTS AND CONTINGENCIES

Letters of Credit and Guarantees

The Company had open standby letters of credit totaling $1.6 million at both September 30, 2026 and December 31, 2025. Open standby letters of credit reduce the Company’s borrowing capacity under the Previous Credit Agreement and the Amended and Restated Credit Agreement.

At September 30, 2026 and December 31, 2025, the Company had $3.3 million and $7.0 million, respectively, of bank guarantees for a facility lease and contract performance obligations.

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

The segment revenue, significant segment expenses, and segment profit are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue	$470,497	$465,405	$1,382,492	$1,429,178
Significant segment expenses:
Direct labor and related fringe benefit costs	180,068	178,002	524,542	556,072
Subcontractors and other direct costs	111,242	112,543	335,261	335,440
Indirect and selling expenses	125,632	122,261	367,787	377,169
Depreciation and amortization	5,684	5,004	17,070	15,797
Amortization of intangible assets acquired in business combinations	4,224	9,164	19,442	27,868
Interest expense	6,418	7,924	20,149	23,844
Provision for income taxes	5,600	6,980	18,300	16,419
Other segment (income) expense (1)	(104)	(239)	738	2,291
Net Income	$31,733	$23,766	$79,203	$74,278
(1)
Other segment (income) expense includes interest income, gains/losses on foreign currency, and disposition of assets.

NOTE 15 – ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

At September 30, 2026 and December 31, 2025, accrued expenses and other current liabilities consisted of the following:

	September 30, 2026	December 31, 2025
Client advances and restricted funds	$92,745	$47,245
Cash collected not yet remitted to purchaser of billed receivables	13,876	7,189
Other accrued expenses and current liabilities	15,258	16,906
Total accrued expenses and other current liabilities	$121,879	$71,340

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

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

	Three Months Ended September 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2026	2025	2026	2025	Dollars	Percent
Revenue	$470,497	$465,405	100.0%	100.0%	$5,092	1.1%
Direct Costs:
Direct labor and related fringe benefit costs	180,068	178,002	38.3%	38.2%	2,066	1.2%
Subcontractor and other direct costs	111,242	112,543	23.6%	24.2%	(1,301)	(1.2%)
Total Direct Costs	291,310	290,545	61.9%	62.4%	765	0.3%
Operating Costs and Expenses:
Indirect and selling expenses	125,632	122,261	26.7%	26.3%	3,371	2.8%
Depreciation and Amortization:
Depreciation and amortization	5,684	5,004	1.2%	1.1%	680	13.6%
Amortization of intangible assets acquired in business combinations	4,224	9,164	0.9%	2.0%	(4,940)	(53.9%)
Total Depreciation and Amortization	9,908	14,168	2.1%	3.1%	(4,260)	(30.1%)
Total Operating Costs and Expenses	135,540	136,429	28.8%	29.4%	(889)	(0.7%)
Operating Income	43,647	38,431	9.3%	8.2%	5,216	13.6%
Interest, net	(6,372)	(7,861)	(1.4%)	(1.7%)	1,489	(18.9%)
Other income	58	176	—	—	(118)	(67.0%)
Income before Income Taxes	37,333	30,746	7.9%	6.5%	6,587	21.4%
Provision for Income Taxes	5,600	6,980	1.2%	1.5%	(1,380)	(19.8%)
Net Income	$31,733	$23,766	6.7%	5.0%	$7,967	33.5%

Revenue. Revenue for the three months ended September 30, 2026 was $470.5 million, an increase of $5.1 million or 1.1%, compared to the same period in 2025. The following were changes in revenue from our various client markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery client market revenues increased $7.1 million, or 2.9%, due to increases of $3.6 million, $1.5 million, $1.3 million, and $0.6 million from our U.S. federal government, international government, commercial, and U.S. state and local government clients, respectively.
•
Health and Social Programs client market revenues decreased $3.2 million, or 2.1%, due to a decrease of $11.6 million from our U.S. federal government clients, offset by increases of $4.2 million, $2.5 million, and $1.7 million from our U.S. state and local government, international government, and commercial clients, respectively.
•
Security and Other Civilian & Commercial client market revenues increased by $1.2 million, or 1.8%, due to increases of $1.4 million and $1.0 million from our U.S. state and local government and U.S. federal government clients, respectively, offset by decreases of $0.7 million and $0.5 million from our commercial and international government clients, respectively.

Revenue for the three months ended September 30, 2026 includes subcontractor and other direct costs, which decreased $1.3 million, or 1.2%, compared to 2025 and totaled $111.2 million and $112.5 million for the three months ended September 30, 2026 and 2025, respectively, and the margin on such costs.

Direct Costs. For the three months ended September 30, 2026, direct costs totaled $291.3 million compared to $290.5 million for the same period in 2025. As a percentage of direct costs, direct labor and related fringe benefit costs were 61.8% and 61.3%, respectively, and subcontractor and other direct costs as a percentage of direct costs were 38.2% and 38.7%, respectively. As a percentage of revenue, direct labor and related fringe benefit costs were 38.3% and 38.2%, respectively, and subcontractor and other direct costs were 23.6% and 24.2%, respectively, for the three months ended September 30, 2026 and 2025.

Indirect and selling expenses. For the three months ended September 30, 2026, indirect and selling expenses increased by $3.4 million, or 2.8%, compared to the prior year as a result of increases of $1.0 million and $2.3 million in indirect labor and related fringe benefit costs and general and administrative costs, respectively. The increase in general and administrative costs was primarily from higher software and travel expenses. As a percentage of total indirect and selling expenses, indirect labor and related fringe benefit costs were 72.0% and 73.2% for the three months ended September 30, 2026 and 2025, respectively, and general and administrative costs as a percentage of indirect and selling expenses were 28.0% and 26.8% for the three months ended September 30, 2026 and 2025, respectively.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2026 was $5.7 million compared to $5.0 million for the three months ended September 30, 2025. The change was due to incremental amortization associated with software placed in service during 2026.

The decrease in amortization of intangible assets acquired in business combinations was primarily due to certain intangible assets previously acquired becoming fully amortized.

Interest, net. The decrease of $1.5 million in interest, net, was primarily due to lower average debt balance of $418.8 million for the three months ended September 30, 2026 compared to $508.4 million for the same period in 2025. Interest from debt facilities was $5.3 million for the three months ended September 30, 2026, compared to $7.4 million for the three months ended September 30, 2025. Use of floating-to-fixed interest rate swap agreements to hedge the variable interest portion of debt facilities resulted in an increase of interest by less than $0.1 million for the three months ended September 30, 2026 compared to a reduction of $0.2 million for the same period in 2025. The average interest rate for our debt facilities was 4.9% for the three months ended September 30, 2026 compared to 5.7% for the same period in 2025. Inclusive of the impact of the swap agreements, our interest rate was 5.0% for the three months ended September 30, 2026 compared to 5.5% for the same period in 2025.

Other income. The change in other income for the three months ended September 30, 2026 as compared to 2025 was primarily due to lower foreign currency gains in 2026 of $0.1 million compared to $0.2 million in 2025.

Provision for Income Taxes. Our effective income tax rate for the three months ended September 30, 2026 and 2025 was 15.0% and 22.7%, respectively. The difference was primarily due to implementation of state tax planning strategies and changes to valuation allowances on research and development tax credit.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

	Nine Months Ended September 30,
	Dollars		Percentages of Revenue		Year-to-Year Change
(dollars in thousands)	2026	2025	2026	2025	Dollars	Percent
Revenue	$1,382,492	$1,429,178	100.0%	100.0%	$(46,686)	(3.3%)
Direct Costs:
Direct labor and related fringe benefit costs	524,542	556,072	37.9%	38.9%	(31,530)	(5.7%)
Subcontractor and other direct costs	335,261	335,440	24.3%	23.5%	(179)	(0.1%)
Total Direct Costs	859,803	891,512	62.2%	62.4%	(31,709)	(3.6%)
Operating Costs and Expenses:
Indirect and selling expenses	367,787	377,169	26.6%	26.4%	(9,382)	(2.5%)
Depreciation and Amortization:
Depreciation and amortization	17,070	15,797	1.2%	1.1%	1,273	8.1%
Amortization of intangible assets acquired in business combinations	19,442	27,868	1.4%	1.9%	(8,426)	(30.2%)
Total Depreciation and Amortization	36,512	43,665	2.6%	3.0%	(7,153)	(16.4%)
Total Operating Costs and Expenses	404,299	420,834	29.2%	29.4%	(16,535)	(3.9%)
Operating Income	118,390	116,832	8.6%	8.2%	1,558	1.3%
Interest, net	(19,846)	(23,620)	(1.4%)	(1.6%)	3,774	(16.0%)
Other expense	(1,041)	(2,515)	(0.1%)	(0.2%)	1,474	(58.6%)
Income before Income Taxes	97,503	90,697	7.1%	6.4%	6,806	7.5%
Provision for Income Taxes	18,300	16,419	1.3%	1.1%	1,881	11.5%
Net Income	$79,203	$74,278	5.8%	5.3%	$4,925	6.6%

Revenue. The decrease in revenue of $46.7 million was driven by a reduction of $82.9 million from our U.S. federal government clients, primarily as a result of terminated contracts in the first six months of 2025 due to the Administration’s changing priorities and the actions recommended by the Department of Government Efficiency as well as the disruption of the typical U.S. federal government procurement cycle. This decline was offset by increases of $18.5 million, $13.5 million, and $4.2 million from our international government, commercial, and U.S. state and local government clients, respectively. The following were changes in revenue from our various client markets:

•
Energy, Environment, Infrastructure, and Disaster Recovery client market revenues increased $3.1 million, or 0.4%, driven by increases of $9.8 million and $5.0 million from our commercial and international government clients, respectively, offset by decreases of $8.2 million and $3.5 million from our U.S. federal government and U.S. state and local government clients, respectively.
•
Health and Social Programs client market revenues decreased $30.2 million, or 6.3%, driven by a decrease of $58.9 million from our U.S. federal government clients, offset by increases of $14.7 million, $8.5 million, and $5.5 million from our international government, commercial, and U.S. state and local government clients, respectively.
•
Security and Other Civilian & Commercial client market revenues decreased $19.6 million, or 9.1%, driven by decreases of $15.8 million, $4.9 million, and $1.2 million from our U.S. federal government, commercial, and international government clients, respectively, offset by an increase of $2.3 million from our U.S. state and local government clients.

Revenue for the nine months ended September 30, 2026 includes subcontractor and other direct costs, which decreased $0.2 million, or 0.1%, and totaled $335.3 million and $335.4 million for the nine months ended September 30, 2026 and 2025, respectively, and the margin on such costs.

Direct Costs. The decrease of $31.7 million in direct costs was primarily a result of terminated U.S. federal government contracts during the first six months of 2025. For the nine months ended September 30, 2026 and 2025, direct labor and related fringe benefit costs as a percentage of direct costs were 61.0% and 62.4%, respectively, and subcontractor and other direct costs as a percentage of direct costs were 39.0% and 37.6%, respectively. As a percentage of revenue, direct labor and related fringe benefit costs were 37.9% and 38.9%, respectively, and subcontractor and other direct costs were 24.3% and 23.5%, respectively, for the nine months ended September 30, 2026 and 2025. Total direct costs as a percentage of revenue were 62.2% for the nine months ended September 30, 2026, compared to 62.4% for the nine months ended September 30, 2025.

Indirect and selling expenses. For the nine months ended September 30, 2026, our indirect and selling expenses decreased by $9.4 million, or 2.5%, compared to the prior year, as a result of decreases of $8.6 million and $0.8 million in indirect labor and related fringe benefit costs and general and administrative costs, respectively. The decreases were primarily from our efforts to align indirect and selling expenses to support our ongoing operations. As a percentage of revenue, indirect and selling expenses were 26.6% and 26.4% for the nine months ended September 30, 2026 and 2025, respectively.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2026 was $17.1 million compared to $15.8 million for the nine months ended September 30, 2025. The change was primarily due to incremental amortization associated with software placed in service during 2026.

The decrease in amortization of intangible assets acquired in business combinations was primarily due to certain intangible assets previously acquired becoming fully amortized.

Interest, net. The decrease of $3.8 million in interest, net, was primarily due to lower average debt balance of $443.9 million for the nine months ended September 30, 2026 compared to $521.6 million for the same period in 2025. Interest from debt facilities was $16.7 million for the nine months ended September 30, 2026, compared to $22.5 million for the nine months ended September 30, 2025. Use of floating-to-fixed interest rate swap agreements to hedge the variable interest portion of debt facilities resulted in an increase of interest by $0.1 million for the nine months ended September 30, 2026 compared to a reduction of $1.1 million for the same period in 2025. The average interest rate for our debt facilities was 5.0% for the nine months ended September 30, 2026 compared to 5.7% for the same period in 2025. Inclusive of the impact of the swap agreements, our interest rate was 5.0% for the nine months ended September 30, 2026 compared to 5.4% for the same period in 2025.

Other expense. The change in other expense for the nine months ended September 30, 2026 as compared to 2025 was primarily due to lower foreign currency expense in 2026 partially offset by higher losses from disposal of assets in 2026 compared to 2025.

Provision for Income Taxes. Our effective income tax rate for the nine months ended September 30, 2026 and 2025 was 18.8% and 18.1%, respectively. The 2026 rate was comparable to 2025 as a result of certain state tax planning implemented during the year and changes to valuation allowances on research and development tax credit.

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

The following table presents a reconciliation of net income to EBITDA and Adjusted EBITDA for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2026	2025	2026	2025
Net income	$31,733	$23,766	$79,203	$74,278
Interest, net	6,372	7,861	19,846	23,620
Provision for income taxes	5,600	6,980	18,300	16,419
Depreciation and amortization	9,908	14,168	36,512	43,665
EBITDA	53,613	52,775	153,861	157,982
Acquisition and divestiture-related expenses (1)	290	25	984	479
Severance and other costs related to staff realignment (2)	255	359	614	2,909
Charges and adjustments related to facility consolidations and office closures (3)	11	—	983	(138)
Total Adjustments	556	384	2,581	3,250
Adjusted EBITDA	$54,169	$53,159	$156,442	$161,232

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

The following table presents a reconciliation of U.S. GAAP Diluted EPS to Non-GAAP Diluted EPS for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
U.S. GAAP Diluted EPS	$1.76	$1.28	$4.36	$4.01
Acquisition and divestiture-related expenses	0.02	—	0.05	0.02
Severance and other costs related to staff realignment	0.01	0.02	0.02	0.16
Charges and adjustments related to facility consolidations and office closures	—	—	0.06	(0.01)
Amortization of intangible assets acquired in business combinations (1)	0.23	0.49	1.07	1.50
Income tax effects of the adjustments (2)	(0.04)	(0.12)	(0.22)	(0.38)
Non-GAAP Diluted EPS	$1.98	$1.67	$5.34	$5.30
(1)
The amortization of intangible assets acquired from business combinations totaled $4.2 million and $9.2 million for the three months ended September 30, 2026 and 2025, respectively, and $19.4 million and $27.9 million for the nine months ended September 30, 2026 and 2025, respectively.
(2)
Income tax effects were calculated using the effective tax rate, adjusted for certain discrete items, if any, of 15.0% and 22.7% for the three months ended September 30, 2026 and 2025, respectively, and 18.8% and 23.0% for the nine months ended September 30, 2026 and 2025, respectively.

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

Liquidity and Borrowing Capacity. In addition to cash and cash equivalents on hand and cash generated from operations, our primary source of liquidity is the Credit Facility with a syndicate of commercial banks, as described in “Note 5 – Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report. The Credit Facility requires that we remain in compliance with certain financial and non-financial covenants (as defined by the Amended and Restated Credit Agreement, see “Note 5 – Long-Term Debt” in the “Notes to Consolidated Financial Statements” in this Quarterly Report for additional details). As of September 30, 2026, we remained in compliance with these covenants, and we had $585.9 million of unused borrowing capacity under the $600.0 million revolving line of credit (inclusive of outstanding letters of credit totaling $1.6 million) and $400.0 million of unused delayed draw term loan facilities under the Credit Facility available to fund our ongoing operations, future acquisitions, dividend payments, and share repurchase program. Taking into account the financial and performance-based limitations, the available borrowing capacity was $619.0 million at September 30, 2026.

We have entered into floating-to-fixed interest rate swap agreements for a total notional value of $175.0 million to hedge a portion of our floating-rate debt under the Credit Facility. The interest rate swaps will expire in 2030, but we may consider entering into additional swap agreements prior to the expiration of these existing hedges. As of September 30, 2026, the percentage of our fixed-rate debt to total debt from the Credit Facility was 47%.

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

Dividends. We have historically paid quarterly cash dividends to our stockholders of record at $0.14 per share. Total dividend payments during the nine months ended September 30, 2026 were $7.6 million.

Cash dividends declared thus far in 2026 are as follows:

Dividend Declaration Date	Dividend Per Share	Record Date	Payment Date
February 26, 2026	$0.14	March 27, 2026	April 14, 2026
May 7, 2026	$0.14	June 5, 2026	July 10, 2026
August 6, 2026	$0.14	September 4, 2026	October 9, 2026
November 5, 2026	$0.14	December 4, 2026	January 8, 2027

Cash Flow. The following table sets forth our sources and uses of cash for the nine months ended September 30, 2026 and 2025:

	Nine Months Ended
	September 30,
(in thousands)	2026	2025
Net Cash Provided by Operating Activities	$131,748	$66,244
Net Cash Used in Investing Activities	(14,402)	(14,342)
Net Cash Used in Financing Activities	(74,301)	(18,226)
Effect of Exchange Rate Changes on Cash, Cash Equivalents, and Restricted Cash	(183)	1,433
Net Change in Cash, Cash Equivalents, and Restricted Cash	$42,862	$35,109

Net cash provided by our operations during the nine months ended September 30, 2026 increased by $65.5 million compared to the same period in 2025 primarily due to lower taxes and interest payments and timing of cash advances related to certain energy incentive programs.

Cash used in investing activities for the nine months ended September 30, 2026 was comparable to the same period in 2025.

Cash used in financing activities for the nine months ended September 30, 2026 was higher than the same period in 2025 by $56.1 million primarily due to net repayment of debt and payment of costs related to the refinancing of our Credit Facility, partially offset by reduced cash used for share repurchases.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes in the disclosures discussed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in Part II, Item 7A of our Annual Report.

Item 4. Controls and Procedures

Disclosure Controls and Procedures and Internal Controls Over Financial Reporting. Management, with the participation of our Chief Executive Officer and our Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act of 1934, as amended) and have concluded that as of September 30, 2026, our disclosure controls and procedures were effective. There have been no significant changes in our internal controls over financial reporting during the quarterly period covered by this report that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities

Repurchases of Equity Securities. The following table summarizes the share repurchase activity for the three months ended September 30, 2026, including shares purchased in satisfaction of employee tax withholding obligations related to the settlement of restricted stock units.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
July 1 - July 31	—	$—	—	$164,778,539
August 1 - August 31	4,025	$94.12	—	$164,778,539
September 1 - September 30	—	$—	—	$164,778,539
Total	4,025	$94.12	—
(1)
The total number of shares purchased includes shares purchased from employees to pay required withholding taxes related to the settlement of restricted stock units in accordance with our applicable long-term incentive plan. During the three months ended September 30, 2026, we repurchased 4,025 shares of common stock from employees in satisfaction of tax withholding obligations at an average price of $94.12 per share.
(2)
The current share repurchase program, originally announced in September 2017, authorizes share repurchases in the aggregate up to $400.0 million and includes the $100.0 million increased authorization on June 25, 2026. The program and the authorized amount have no expiration date. Our Credit Facility permits annual share repurchases of at least $25.0 million; provided that the Company is not in default of its covenants, and higher amounts provided that our Consolidated Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) prior to and after giving effect to such repurchases is 0.50 to 1.00 less than the then-applicable maximum Consolidated Net Leverage Ratio and subject to a net liquidity of $100.0 million.

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

101

The following materials from the ICF International, Inc. Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline eXtensible Business Reporting Language (iXBRL): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows and (v) Notes to Consolidated Financial Statements.*

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

* Submitted electronically herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ICF INTERNATIONAL, INC.

November 5, 2026	By:	/s/ John Wasson
John Wasson
Chair and Chief Executive Officer
(Principal Executive Officer)

November 5, 2026	By:	/s/ James Morgan
James Morgan
Chief Operating and Financial Officer (Principal Financial Officer)